Form 10-K
period 2007-09-30
RESOURCE AMERICA INC
filed 2007-12-14
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-4408

RESOURCE AMERICA, INC.
(Exact name of registrant as specified in its charter)
Delaware	72-0654145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Crescent Drive, Suite 203 Navy Yard Corporate Center Philadelphia, PA	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-546-5005
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.01 per share

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2007) was approximately $366,449,000.

The number of outstanding shares of the registrant’s common stock on December 4, 2007 was 17,844,250 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1.                      BUSINESS

The following discussion contains forward-looking statements regarding events and financial trends which may affect our future operating results and financial position.  Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from those anticipated in such statements.  For a discussion of the risks and uncertainties to which we are subject, see Item 1A “Risk Factors.”

General

        We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services.  We typically maintain an investment in the investment vehicles we sponsor.  As of September 30, 2007, we managed $16.7 billion of assets.  As of November 30, 2007, we managed $17.3 billion of assets.

                We limit our fund development and asset management services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on investments in multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, and mezzanine loans. In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans, asset-backed securities.

        We have greatly expanded all three sectors since 2003 and assets under management have grown from $2.1 billion, excluding our former energy subsidiary, at September 30, 2003 to $16.7 billion at September 30, 2007.  We distribute our products through numerous channels including a highly proprietary large broker dealer/financial planner network.

We attract investment funds through the sponsorship of investment vehicles, which historically have included public and private investment partnerships, TIC programs, a REIT and CDO issuers.  We arrange for the funding of these vehicles through short, medium and longer-term bank financing, equity investments and, historically, CDOs.  We believe that we have developed a unique combination of origination channels to provide such funding, including a network of international and national banks and investment banks both for our short, medium and longer-term debt financing (including, historically, our CDOs) and for equity financing of RCC, and a national network of independent broker-dealers for our investment partnerships and TIC programs.

We believe that current credit market conditions have created opportunities for us, principally in our commercial finance business.  In commercial finance, we acquired the equipment leasing division of Pacific Capital Bank in June 2007 and, subsequent to our 2007 fiscal year end, acquired the equipment leasing division of NetBank from the Federal Deposit Insurance Corporation, or the FDIC, out of receivership, and the equipment finance subsidiary of Lehman Brothers Bank, FSB.  The two acquisitions subsequent to our fiscal year end increased our commercial finance assets under management by $0.6 billion, to approximately $1.7 billion as of November 30, 2007.  The equipment leases and notes were acquired on behalf of our investment partnerships.  In real estate, we acquired a real estate property management group on October 1, 2007, that will allow us to directly manage properties held by the real estate investment programs we manage.  We also, on behalf of an institutional joint venture partner, purchased a portfolio of mortgage loans from the U.S. Department of Housing and Urban Development, or HUD, at a substantial discount.  In our third sector, financial fund management, we completed five collateralized debt obligation, or CDO, issuances in the second half of fiscal 2007.  In addition, one CDO priced subsequent to fiscal 2007 year end and we expect it to close in December 2007.  Of these six CDOs, three were collateralized loan obligation, or CLO issuances, including the one we expect to close in December 2007.  Due to the current state of the credit markets we believe that the CDO market in general will slow substantially in 2008 limiting our ability to generate additional assets under management through this channel, although, we believe that current market conditions have had less effect on our ability to sponsor CLOs and, consequently, we may be able to sponsor CLO vehicles in 2008.  Even under current market conditions, we expect that our financial fund management sector will provide us with a continuing stream of fee income from existing CDOs and funds we manage.

Assets Under Management

As of September 30, 2007 and 2006, we managed $16.7 billion and $12.1 billion of assets, respectively, for the accounts of institutional and individual investors, Resource Capital Corp., or RCC, a REIT we sponsor and manage, our own account and on warehouse facilities in the following asset classes (in millions):

	As of September 30, 2007							As of September 30, 2006
	Institutional and Individual Investors	RCC		Company		Assets Held on Warehouse Facilities	Total	Total
Trust preferred securities (1) (4)	$5,167	$	−	$	−	$93	$5,260	$4,206
Bank loans (1) (5)	1,853		952		−	301	3,106	1,926
Asset-backed securities (1)	5,137		396		−	−	5,533	4,403
Real properties (2)	512		−		−	−	512	345
Mortgage and other real estate-related loans (2)	−		944		178	−	1,122	539
Commercial finance assets (3)	767		83		243	−	1,093	613
Private equity and hedge fund assets (1)	85		−		−	−	85	58
	$13,521		$2,375		$421	$394	$16,711	$12,090

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of: the amortized cost of our commercial real estate loans; the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; the amount of our outstanding legacy loan portfolio; and the book value of our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the equipment and notes and future receivable advances financed by us.

(4)	The trust preferred securities are being held on a warehouse line which is without recourse to us.

(5)
The bank loans are being held on three separate warehouse facilities which are consolidated on our balance sheet but as to which we have only guarantor liability, to an aggregate pre-tax maximum amount of $26.8 million at September 30, 2007.  We expect that the bank loan warehouse facilities would be reduced to $122.4 million and our aggregate guarantor liability will be reduced to $17.6 million pre-tax at November 30, 2007 after giving effect to the settlement of loans sold not settled ($152.7 million) and the expected closing in December 2007 of Apidos VI CLO which priced in November 2007.

Our assets under management are primarily managed through the investment vehicles we sponsor.  As set forth in the table below, the number of investment vehicles we have sponsored grew significantly in 2007:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2007
Financial fund management	29	12	−	−
Real estate	2	5	7	2
Commercial finance	−	3	−	1
	31	20	7	3
As of September 30, 2006
Financial fund management	19	11	−	−
Real estate	1	5	4	−
Commercial finance	−	2	−	1
	20	18	4	1

Commercial Finance

General.  Through our commercial finance subsidiary, LEAF Financial Corporation, or LEAF, we focus our commercial finance operations on equipment leases and secured loans to small and mid-sized companies.  Our equipment lease financing is generally for “business-essential” equipment including technology, commercial, industrial and medical equipment, with a primary financed transaction size of under $2.0 million and an average size of between $50,000 to $100,000.  LEAF generates equipment leases and loans through both direct originations and portfolio acquisitions which we discuss “− LEAF Acquisitions,” below.  LEAF’s strategy for direct originations involves marketing to direct sales organizations which offer financing by LEAF as part of their marketing package.  Some of these direct origination companies include Textron, Dell, 3M, Gateway, Respironics, Sullivan-Schein and Smurfit-Stone.  Our secured loans are generally used by borrowers to acquire professional practices, such as dental or veterinary practices, and business franchises.

        During fiscal 2007, we originated $779.2 million in commercial finance assets (based on book value).  As of September 30, 2007, we managed a commercial finance portfolio totaling $1.1 billion, including $756.0 million on behalf of three public limited partnerships we sponsored, $243.0 million for our own account, $83.0 million on behalf of RCC and $11.0 million pursuant to an arrangement with a subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated, or Merrill Lynch, pursuant to which we originate, service and manage equipment leases with tax-exempt entities.  The partnerships have raised a total of $130.0 million and $143.0 million through September 30 and November 30, 2007, respectively

         LEAF Acquisitions.  On November 30, 2007, LEAF acquired the business of Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, FSB.  The total purchase price of $170.5 million included a portfolio of small ticket leases acquired by LEAF and an investment partnership managed by LEAF.  In addition, LEAF retained the Dolphin lease origination and management platform as well as the small ticket leasing team including senior management, origination and operations personnel.

On November 7, 2007, LEAF acquired at a discount substantially all of the assets of NetBank Business Finance, a division of NetBank, from the Federal Deposit Insurance Corporation for $412.5 million.  LEAF acquired the portfolio on behalf of investment partnerships that it manages.  LEAF intends to sell the assets acquired in this transaction to our investment partnerships by June 30, 2008.  The portfolio included over 10,000 leases and loans to small businesses throughout the United States.  In addition, LEAF intends to continue the lease origination and management platform in Columbia, South Carolina and to retain its small ticket leasing team.

In June 2007, LEAF acquired substantially all of the assets of the leasing division of Pacific Capital Bank N.A., or PCB, principally a portfolio of small ticket leases and notes, at a total cost of $282.2 million.  LEAF's investment partnerships acquired $269.5 million of the PCB portfolio, of which $201.7 million were acquired during the quarter ended June 30, 2007.  LEAF retained the PCB lease origination and management platform as well as its small ticket leasing team including senior management, originations, and operations personnel.

Including the acquisitions described above, LEAF’s assets under management have increased to approximately $1.7 billion at November 30, 2007.

We receive acquisition fees, management fees and reimbursements of our operating and administrative expenses incurred from the leasing partnerships we manage.  Acquisition fees range from 1% to 2%.  Servicing fees range from 1% to 4% of gross rental payments.

        Merit Capital Advance.  LEAF started a new joint venture, Merit Capital Advance, or Merit, an indirect subsidiary of LEAF, in March 2007 with a financial institution to provide capital advances to small companies based on factoring their future credit card receipts.  The Merit operations had finance revenues of $516,000 and expenses of $1.8 million, which reduced LEAF’s operating income by $1.3 million.

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

•	the acquisition, in September 2007 of a portfolio of real estate loans at a discount from the HUD on behalf of an institutional partner, through a joint venture; and

•	to a lesser extent, the management and resolution of a legacy portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999.

Real Estate Investment Partnerships and TIC Programs.  Since 2003, we have sponsored seven real estate investment funds, six of which have commenced operations (one was still in the startup phase) and seven TIC programs in which investors acquire undivided fractional interests in real properties through a tenant-in-common structure.  The partnerships and TIC programs have raised a total of $205.2 million comprised of $129.3 million and $75.9 million, respectively.  These partnerships and TIC programs have acquired interests in 31 multi-family apartment complexes comprising 8,432 units.  The combined acquisition cost of the real estate controlled by all programs is $511.6 million, including interests owned by third parties.  We receive acquisition, debt placement, and bridge equity fees from the partnerships and TIC programs in their acquisition stage.  These fees, in the aggregate, have ranged from 1.75% to 2% of the acquisition costs of the properties or the debt financing, in the case of debt placement fees.  In their operational state, we receive property management fees of 5% of gross revenues and partnership or program management fees of 1% on our partnership and TIC interests.  We typically subcontract our property management obligations to third party property managers, who are paid 3% to 4% of gross revenues.

Resource Property Manager.  Effective October 1, 2007, we established a new property management division, Resource Real Estate Management, Inc., or RREM, based in Omaha, Nebraska to facilitate the management of the majority of the real estate in our investment programs.  To the fullest extent practicable, all new property acquisitions will be managed by RREM and the property management of existing properties will be assumed during the first quarter of fiscal year 2008.  We believe that the ability to manage our own properties will enhance property performance for our limited partners and lead to increasing profitability for us.

Distressed Real Estate Opportunities.  We sponsored and are managing, a partnership that acquired a pool of eleven mortgages from the HUD.  This portfolio was acquired at an overall discount of 51% to face value of approximately $75.0 million.  We intend to resolve these loans through a combination of foreclosures, modifications, restructurings and sales.  We are pursuing other opportunities to add assets to this venture and other distress real estate opportunities.

Resource Capital Corp.  As of September 30, 2007, we managed approximately $921.5 million of commercial real estate loan assets on behalf of RCC, including $762.9 million held in CDOs we sponsored in which RCC holds the equity interests.  We discuss RCC in more detail in “Resource Capital Corp.,” below.

Legacy Portfolio of Loan and Property Interests.  In addition to our real estate investment partnerships, TIC programs and RCC’s commercial loan portfolio, we have a legacy portfolio of real estate loans and property interests.  Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at discounts to their outstanding loan balances and the appraised value of their underlying properties.  As a result of our ownership, management and resolution of some of these loans, we have acquired direct and indirect property interests.  Since fiscal 1999, we have focused on managing and resolving our existing portfolio.  During fiscal 2007, the number of loans in this portfolio remained at nine through the sale of one loan and the addition of one loan.  In addition, we sold a partial interest in a real estate venture and received net proceeds of $2.9 million.  However, we may sell, purchase or originate portfolio loans or real property investments in the future as part of our management process or as opportunities arise.

In applying Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R, our real estate operations consolidates certain variable interest entities, or VIEs, to which we have determined that we are the primary beneficiary.  The assets, liabilities, revenues and costs and expenses of the VIEs that are included in our consolidated financial statements are not ours.  The liabilities of the VIEs will be satisfied from the cash flows of the respective VIE’s consolidated assets, not from our assets, since we have no legal obligation to satisfy those liabilities.  The following table sets forth information about the loans we hold in our legacy portfolio in addition to FIN 46-R loans included in our financial statements (in thousands, except number of loans):

	September 30, 2007		September 30, 2006
	Portfolio Loans	Loans Held Under FIN 46-R	Portfolio Loans	Loans Held Under FIN 46-R
Number of loans	7	2	7	2
Outstanding loans receivable (1)	$69,281	$9,937	$66,881	$9,237
Appraised value of property loan (2)	$175,350	$4,750	$136,450	$4,750
Third party liens (3)	$25,097	$1,387	$25,546	$1,412
Carried cost of investment (4)	$27,765	$1,942	$28,739	$1,980	(5)
Net interest in outstanding loans receivable (6)	$44,184	$8,550	$41,335	$7,825

(1)	Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest.

(2)	We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.

(3)	Represents the amount of the senior lien interests.

(4)
Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $629,000 at September 30, 2007 and $770,000 at September 30, 2006.

(5)	For loans held under FIN 46-R, the carried cost represents our investment adjusted to reflect the requirements of FIN 46-R.

(6)	Consists of the amounts set forth in the line "Outstanding Loans Receivable" less amounts in the line “Third Party Liens.”

Financial Fund Management

General.  We focus our financial fund management operations on the sponsorship and management of CDO issuers and the management of RCC.  We conduct our financial fund management operations through five principal subsidiaries:

•
Trapeza Capital Management, LLC, or Trapeza, a joint venture between us and an unrelated third party, which originates, structures, finances and manages investments in trust-preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies.

•	Apidos Capital Management, LLC, or Apidos, which finances, structures and manages investments in bank loans.

•
Ischus Capital Management, LLC, or Ischus, which finances, structures and manages investments in asset-backed securities or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS.

•	Resource Europe, which finances, structures and manages investments in international bank loans.

•	Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for four company-sponsored affiliated partnerships which invest in financial institutions.

CDOs.  Historically, through September 30, 2007, we have focused our financial fund management operations on the sponsorship of CDO issuers whose notes are backed by assets purchased through Trapeza, Apidos, Ischus and Resource Europe and the management of their assets.  In general, CDOs are issued by special purpose entities, or CDO issuers, that hold portfolios of debt obligations.  A CDO issuer typically issues two or more series of notes of different seniority, as well as equity (sometimes referred to as “preference shares”) to fund the purchase of a portfolio of assets.  The series of notes are typically rated based on portfolio quality, diversification and, among the series of notes being issued.  The equity issued by the CDO issuer is the “first loss” piece of the CDO issuer’s capital structure, but is also generally entitled to all residual amounts available for payment after the CDO issuer’s obligations to the holders of the notes have been satisfied.  In a typical CDO transaction, we acquire assets for the CDO issuer principally in transactions with the issuers of those assets, and are responsible for the evaluation of assets proposed for inclusion in the CDO issuer’s portfolio.  We analyze the creditworthiness of the issuers of the portfolio assets, the assets themselves and the asset servicers through a credit committee made up of individuals with expertise in the targeted asset class.  In general, CDOs must be rated by one or more rating agencies in order for them to be eligible for many of the institutional investors to whom they are marketed; accordingly, we apply rating agency standards when evaluating assets for inclusion in a CDO issuer’s portfolio.  We typically fund the initial acquisition of a CDO issuer’s portfolio assets through a secured warehouse credit facility prior to the CDO closing.  At closing, the warehouse facility is refinanced through the issuance of various tranches of liabilities.  Recently, global credit markets have been subject to substantial volatility and reduced liquidity which has significantly limited opportunities to obtain CDO funding.  Although from July 1, 2007 to November 30, 2007 we priced two CDOs (one of which we closed), we cannot assure you that, in the future, we will be able to sponsor CDOs on acceptable terms, or at all, which would limit the growth of our assets under management in, and the management fees we earn from our financial fund management operations.

We derive revenues from our financial fund management operations through management and administration fees.  We also receive distributions on amounts we invest directly in CDOs or in limited partnerships we form that purchase equity in our CDO issuers.  Management fees vary by CDO issuers but, excluding CDO issuers managed on behalf of RCC, have ranged from an annual fee of between 0.08% and 0.75% of the par value of the CDO issuer’s portfolio assets.  For the Trapeza CDO issuers we manage, we share these fees with our co-sponsors.  For CDO issuers managed on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees from the CDO issuers.  We describe the management fees we receive from RCC in “− Resource Capital Corp” below.  CDO fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuer.  Our interest in distributions from the CDO issuers varies with the amount of our equity interest.  We have earned incentive distribution interests in four partnerships in which we have invested that hold equity interests in CDO issuers.

As of September 30, 2007, our financial fund management operations had sponsored or co-sponsored, structured and managed or co-managed 29 CDO issuers holding approximately $13.5 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDO Issuers	Assets Under Management
			(in billions)
Trapeza (1)(2)	Trust Preferred Securities	13	$5.2
Apidos (3)	Bank Loans	7	2.4
Ischus (1) (4)	RMBS/CMBS/ABS	8	5.5
Resource Europe	Bank Loans	1	0.4
		29	$13.5

(1)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of seven Trapeza CDO issuers and one Ischus CDO issuer.

(2)	Through Trapeza, we own a 50% interest in an entity that manages 11 of the Trapeza CDO issuers and a 33.33% interest in an entity that manages two of the Trapeza CDO issuers.

(3)	RCC holds 100% of the equity interests in three of these CDO issuers with assets of $951.8 million.

(4)	RCC holds 100% of the equity interests in one of these CDO issuers with assets of $395.5 million.

Resource Capital Corp.

RCC, a publicly-traded (NYSE:RSO) REIT that we sponsored in fiscal 2005, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets.  At September 30, 2007, we owned 2.0 million shares of RCC common stock, or about 7.8% of RCC’s outstanding common stock and held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share).

We manage RCC through Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary.  At September 30, 2007, we managed approximately $2.4 billion of assets on behalf of RCC (see “ − General.”)  Under our management agreement with RCC, RCM receives a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses.  The base management fee is 1/12th of 1.50% of RCC’s equity per month.  The management agreement defines “equity” as, essentially, shareholder’s equity, subject to adjustment for non-cash equity compensation expense and non-recurring changes to which the parties agree.  The incentive compensation is 25% of the amount by which RCC’s quarterly net income exceeds an amount equal to the weighted average issuance price of RCC’s common shares, multiplied by the greater of 2% or 0.50% plus one-fourth of the ten-year treasury rate.  RCM receives at least 25% of our incentive compensation in additional shares of RCC common stock and has the option to receive more of our incentive compensation in stock under the management agreement.  We also receive an acquisition fee of 1% of the carrying value of the commercial finance assets we sell to RCC.  In fiscal 2007, the management, incentive and acquisition fees we received from RCC were $9.0 million, or 7% of our consolidated revenues.  These fees have been reported as revenues through our operating segments.

Credit Facilities

Through our subsidiaries, we have access to five separate credit facilities, which we describe in this section.  We also have arranged three credit facilities for our CDO issuers relating to their accumulation of U.S. and European bank loans for which we are a guarantor.  The aggregate amount of losses guaranteed under these facilities, which we describe in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Other Commercial Commitments” was $26.8 million at September 30, 2007.

Financial fund management – Secured warehouse credit facilities.

In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley Bank, or Morgan Stanley.  The associated CDO is anticipated to close in fiscal 2008.  The interest rate is the London Inter-Bank Offered Rate, or LIBOR, plus 75 basis points.  The facility provides for a guarantee by us of $6.0 million, and is secured by an escrow deposit of $3.0 million at September 30, 2007.  As of September 30, 2007, the balance outstanding was $48.6 million, net of $2.0 million of loans sold not settled.

In January 2007, a EUR 400.0 million (approximately $570.9 million at September 30, 2007) facility was opened with Morgan Stanley.  We anticipate that the associated CDO will close in fiscal 2008.  The interest rate is European LIBOR plus 75 basis points.  The facility provides for a guarantee by us of $11.6 million and is secured by an escrow deposit of $4.3 million at September 30, 2007.  As of September 30, 2007, the balance outstanding was $73.8 million, net of $149.7 million of loans sold not settled.

In August 2006, a facility was opened with affiliates of Credit Suisse Securities (USA) LLC, or Credit Suisse, for up to $400.0 million.  The associated CDO priced on November 20, 2007 and is anticipated to close on December 19, 2007.  We will provide the equity of $21.3 million for this investment and it is anticipated that we will syndicate all or a portion of this investment in the future.  The interest rate is LIBOR plus 62.5 basis points.  The facility provides for a guarantee by us as well as an escrow deposit.  As of September 30, 2007, the balance outstanding was $164.4 million, net of $1.0 million of loans sold not settled.

Commercial finance - Secured revolving credit facilities

In June 2007, a $100.0 million short-term revolving credit facility was entered into with a commercial bank with an original maturity date of August 2007 which was extended to and expired on October 31, 2007.  Interest is charged at one of three rates:  (i) LIBOR plus 1.75%, (ii) one-month LIBOR divided by the sum of 1 minus the LIBOR reserve percent, plus 1.75%; and (iii) the higher of the lender’s base rate or the federal funds rate plus 50 basis points.  As of September 30, 2007, there were no outstanding borrowings on this facility.

In December 2006, a $250.0 million line of credit with Morgan Stanley was assumed from RCC by LEAF.  As part of the agreement, LEAF reimbursed RCC $125,000 for the commitment fees it had paid and assumed a liability for an additional $725,000 of commitment fees and other costs.  The facility is non-recourse to LEAF and expires in October 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest is charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million.  Interest and principal payments are due monthly.  We use interest rate swap agreements to mitigate fluctuations in LIBOR.  The swap agreements terminate at various dates ranging from November 2011 to November 2020.  As of September 30, 2007, the borrowings outstanding on this facility were $137.6 million.

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 150 basis points, or (ii) the prime rate.  In September 2007, LEAF entered into an interest rate swap agreement for $75.0 million for this facility in order to mitigate fluctuations in LIBOR.  The swap agreement terminates in September 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Outstanding borrowings as of September 30, 2007 were $83.9 million.

Corporate – Secured revolving credit facilities

Commerce Bank, N.A., or Commerce Bank.  In May 2007, we entered into a $75.0 million revolving credit facility with Commerce Bank expiring on May 23, 2012 which replaced an existing $25.0 million facility.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 12,972 shares of The Bancorp, Inc., or TBBK (Nasdaq: TBBK), and (iii) the pledge of an aggregate of 1,261,579 shares of RCC.  Availability under the facility is limited to the lesser value of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  Borrowing base availability was limited to $50.0 million until July 17, 2007, when it was increased to $75.0 million with the addition of U.S. Bank, N.A. as a participating lender.

Borrowings bear interest at one of two rates at our election: (i) the prime rate, as published in the Wall Street Journal, plus 1%; or (ii) LIBOR plus 2.25%.  As of September 30, 2007, the balance outstanding was $29.6 million.  Additionally, we are required to pay an unused facility fee of 25 basis points per annum, payable quarterly in arrears.  As of September 30, 2007, availability on this line was $38.5 million.

Sovereign Bank.  We have a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  Interest is charged at one of two rates elected at the Company’s option:  (i) LIBOR plus 200 basis points, or (ii) the prime rate.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  As of September 30, 2007, availability, limited based on the value of the collateral, was $10.0 million and there were no outstanding borrowings.

Other debt − Real estate-mortgage loan

        In June 2006, we obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of September 30, 2007 was $12.4 million.

Other debt − Real estate-FIN 46-R mortgage loan

As of September 30, 2007, a VIE consolidated by us in accordance with FIN 46-R is the obligor under an outstanding first mortgage loan secured by real estate with an outstanding balance totaling $1.4 million.  The mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage loan is not a legal obligation of ours; however, it is senior to the VIE’s obligation to us.  Loan payments are paid from the cash flow of the VIE.

Other debt − Notes

Secured Notes.  On June 15, 2006, we borrowed $1.5 million from JP Morgan under a promissory note for the purchase of our equity investment in one of the Trapeza series of partnerships.  The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points (6.4% at September 30, 2007) and matures in July 2010.  Our share of the equity distributions and the collateral management fees from the Trapeza entity collaterized the borrowings under the note.  The outstanding balance as of September 30, 2007 was $1.1 million.

At September 30, 2007 and 2006, we also had an outstanding balance of $683,000 and $855,000, respectively, on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of our commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%.

Asset Sourcing

We originate assets, other than commercial finance investments, commercial real estate whole loans and trust preferred securities, through a variety of financial industry sources including investment banks, brokerage firms, commercial banks and loan originators, including Banc Investment Group, LLC, Barclays Capital Inc, Bear Stearns International Limited, Citibank N.A., Credit Suisse Securities (USA) LLC, FIG Partners, LLC, Friedman, Billings, Ramsey & Co., Inc., Howe Barnes Investments, Inc., Keefe, Bruyette & Woods, Inc., Lehman Brothers Inc., Morgan Keegan & Co., Inc., Morgan Stanley & Co. Incorporated, RBS Greenwich Capital, Stifel, Nicolaus & Company, Incorporated, and UBS Securities LLC.  We base our origination capability on relationships our asset management professionals have developed with these sources over their professional careers, as well as upon our current presence in the market place as sponsor, originator, holder or acquirer of assets for investment entities and for our own account.

LEAF is responsible for sourcing our commercial finance investments which it does both through direct originations and through acquisitions of existing portfolios originated by third parties.  LEAF’s strategy for direct originations involves marketing to direct sales organizations which offer financing by LEAF as part of their marketing package.  By developing and maintaining programs with these organizations, LEAF is able to use their sales force, and our outside distributors, dealers and resellers, to market our commercial finance products and services to the highly dispersed population of small- to medium-sized businesses, which is LEAF Financial’s targeted demographic.  On acquisitions, LEAF seeks organizations with a portfolio of financing contracts that provide acceptable returns for our investment partnerships coupled with proven origination teams.

In May 2006, we hired two senior commercial real estate lending professionals to lead a team that originate commercial real estate whole loans directly from borrowers.  These senior professionals, who previously headed a commercial lending office for a large investment bank, use the contacts they have developed in the commercial finance industry to obtain borrower referrals.

Our ability to source trust preferred investment opportunities comes from the relationships we have developed with the regional broker-dealer community that services smaller financial services companies.  We also expect to source investments directly through our own relationships in the commercial banking sector.

Employees

As of September 30, 2007, we employed 394 full-time workers, an increase of 170, or 76%, from 224 employees at September 30, 2006 (640 employees as of December 1, 2007).  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
September 30, 2007
Investment professionals	184	48	29	105	2
Other	210	21	16	135	38
Total	394	69	45	240	40

September 30, 2006
Investment professionals	76	29	22	24	1
Other	148	18	9	93	28
Total	224	47	31	117	29

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

       Our business as a specialized asset manager depends upon our ability to sponsor, and raise capital, through investment funds and to generate management fees by managing those funds and the assets they hold.  If we are unable to raise capital through these funds, our ability to increase our managed assets, and thus our revenues from management fees, will be materially impaired.  Our ability to raise capital through these funds will depend upon numerous factors, many of which are beyond our control, including:

•	the performance of our existing funds;

•	market acceptance of the types of funds we sponsor and market perceptions about the types of assets which we seek to acquire for our funds;

•	the availability of qualified personnel to manage our funds;

•	the availability of suitable investments in the types of loans, real estate, commercial finance assets and other assets that we seek to acquire for our funds;

•	the availability of financing for the acquisitions of assets, which may be constrained by current dislocations in the credit markets; and

•	interest rate changes and their effect on both the assets we seek to acquire for our funds, and the amount, cost and availability of acquisition financing.

Interest rate changes may reduce the value of our assets, our returns on these assets and our ability to generate and increase our management fee revenues.

Changes in interest rates will affect the market value of assets we hold for our own account and our returns from such assets.  In general, as interest rates rise, the value of fixed-rate investments, such as equipment leases and notes, will decrease, while as interest rates fall, the return on variable rate assets will fall.  In addition, changes in interest rate may affect the value and return on assets we manage for our investment funds, thereby affecting both our management fees from those funds as well as our ability to sponsor additional investment funds, which, in turn, may affect our ability to generate and increase our management fee revenues.

Increases in interest rates will increase our operating costs.

As of September 30, 2007, we had two corporate credit facilities, three commercial finance credit facilities (one of which expired on October 31, 2007) and, with respect to three CDO issuers we are sponsoring, warehouse credit facilities.  We expect that in the course of our operations we will obtain other credit facilities.  All of our current credit facilities are at variable interest rates, and we expect that future facilities will also be at variable rates.  As a result, increases in interest rates on our credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition is financed by these facilities or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses.  Financing we obtain, particularly warehouse financing, may require us to maintain a specified ratio of the amount of the loan to the value of the underlying assets.  A decrease in the value of these assets may lead to margin calls or calls for the pledge to or deposit with the lender of additional assets.  We may not have sufficient funds or unpledged assets to satisfy any calls.

Changes in interest rates may impair the operating results of our investment funds and thereby impair our operating results.

The investments made by many of our funds are interest-rate sensitive.  As a result, changes in interest rates could reduce the value of the assets held and the returns to investors, thereby impairing our ability to raise capital, reducing the management and other fees from those funds and reducing our returns on, and the value of, amounts we have invested in those funds.

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to stockholders’ equity.  A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other than temporary, such decline will reduce earnings.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets decline, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions.  As a result, a reduction in credit availability may reduce our earnings.

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

We provide management services to our investment funds through management agreements and through our position as the sole or managing general partner of partnership funds or as the operating manager of other fund entities, or combinations thereof.  Our arrangements are long-term, and frequently have no specified termination dates.  However, our management arrangements with, or our position as general partner or operating manager of, an investment fund typically may be terminated by action taken by the investors.  Upon any such termination, our management fees, after payment of any termination payments required, would cease, reducing our expected revenues.

We may have difficulty managing our growth which may divert resources and limit our ability to expand our operations successfully.

The amount of assets we manage has grown substantially, from $12.1 billion at September 30, 2006 to $16.7 billion at September 30, 2007.  Our future success will depend on our ability to continue the growth of our assets under management and, as a result, on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures to deal effectively with the growth we generate.  We may not implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, continued growth may place a strain on our administrative and operations infrastructure, increasing our costs or reducing or eliminating our profitability.

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

Risks Relating to Particular Aspects of Our Financial Fund Management, Real Estate and Commercial Finance Operations

As a result of recent conditions in the global capital markets, our ability to sponsor investment vehicles and increase our assets under management may be limited in our financial fund management subsidiary.

In our financial fund management business, we have used CDO financing to provide term funding for a significant portion of the investment vehicles we sponsor.  As a result of recent conditions in the global capital markets, we may be limited in our ability, or unable, to use CDOs for such financing in the future or the issuance of CDOs in the future may be economically unattractive.  If we are unable to issue CDOs, or if the issuance of CDOs is economically unattractive, we may have to seek other forms of term financing, which may not be available to us, or, if we have accumulated assets in a warehouse or other short-term facility pending a CDO financing, liquidate assets which may be at a price lower than the acquisition price.  Any such occurrence could limit or eliminate our ability to sponsor investment vehicles and increase our assets under management and, accordingly, impair our ability to generate growth in asset management fees.

We sometimes retain some portion or possibly all of the equity in the CDOs we sponsor.  CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and expenses.

Generally, when we sponsor a CDO issuer, we seek to syndicate the equity in such CDO to third parties.  We have sponsored CDOs in which we retain some portion or possibly all of the equity interest either directly or through limited partnership investments.  A CDO is a special purpose vehicle that purchases collateral that is expected to generate a stream of interest or other income.  The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities.  The equity interests are subordinate in right of payment to all other securities issued by the CDO.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid.  However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral, and there may be little or no amounts available to return our capital.  In that event, the value of our direct or indirect investment in the CDO’s equity could decrease substantially or be eliminated.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

We arrange for warehouse and other short term financing for assets we accumulate for the account of investment vehicles we sponsor.  We may guarantee and, with respect to specified asset classes we have guaranteed some portion of amounts drawn on these facilities which exposes us to loss.

We typically accumulate assets for the account of investment vehicles we sponsor by using warehouse and other short term financing pending obtaining term financing.  If we cannot arrange term financing, short term lenders may liquidate the assets accumulated through their credit facilities which, depending upon market conditions, could be at a price which is less than what we paid.  Where we are required to guarantee the short term lender against loss, either generally or subject to negotiated caps, we will have to bear any loss realized, if any, up to the guaranty cap amount.  Historically, we have guaranteed portions of warehouse lines with respect to U.S. and European bank loans.  Our loss exposure at September 30, 2007 was $26.8 million.  On November 20, 2007, we priced a bank loan CLO that we expect will close in December 2007.  We anticipate that upon closing, our loss exposure will be reduced to $17.6 million, before taxes.

In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.

In 21 of the CDOs we manage, a portion of our management fees is subordinated to the investors’ receipt of specified returns.  Also, with respect to RCC and seven of our investment partnerships, we receive incentive or subordinated compensation in addition to our base management fee, depending upon whether RCC or those partnerships achieve returns above specified levels.  During fiscal 2006 and 2007, incentive and subordinated management fees were 26% and 33% of our aggregate management fee income.  As a result, the amount of our management fee income will depend, to a material extent, upon the performance of the investment vehicles we sponsor and may be volatile.

Our income from our interests in the Trapeza CDO program may be volatile.

We account for our investments in the Trapeza CDO programs, described in “Business-Financial Fund Management,” under the equity method of accounting.  Accordingly, we recognize our percentage share of any income or loss of these entities.  Because the Trapeza entities are investment companies for accounting purposes, such income or loss includes a “mark-to-market” adjustment to reflect the net changes in value, including unrealized appreciation or depreciation, in investments and swap agreements.  Such value will be impacted by changes in the underlying quality of the Trapeza entities’ investments and by changes in interest rates.  To the extent that the Trapeza entities’ investments are securities with a fixed rate of interest, increases in interest rates will likely cause the value of the investments to fall and decreases in interest rates will likely cause the value of the investments to rise.  The Trapeza entities’ various interest rate hedge and swap agreements will also change in value with changes in interest rates.  Accordingly, our income or loss from our Trapeza CDO program may be volatile.

Real estate loans in our portfolio are subject to higher risk of default than conventional mortgage loans.

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

Our loans, including those treated in our consolidated financial statements as FIN 46-R assets and liabilities, typically provide payment structures other than equal periodic payments that retire a loan over its specified term, including structures that defer payment of some portion of accruing interest, or defer repayment of principal, until loan maturity.  Where a borrower must pay a loan balance in a large lump sum payment, its ability to satisfy this obligation may depend upon its ability to obtain suitable refinancing or otherwise to raise a substantial cash amount, which we do not control.  In addition, lenders can lose their lien priority in many jurisdictions, including those in which our existing loans are located, to persons who supply labor or materials to a property.  For these and other reasons, the total amount which we may recover from one of our loans may be less than the total amount of the carrying value of the loan or our cost of acquisition.

The value of our portfolio of real estate loans and property interests depends upon the value of the underlying real properties which may decline due to factors beyond our control.

Declines in real property values generally and/or in those specific markets where the properties underlying our portfolio of loans and property interests are located could affect the value of those properties and, with respect to our portfolio loans, default rates.  Properties underlying our loans and our property interests may be affected by general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors beyond our control.  The value of real properties may also be affected by factors such as the cost of compliance with, and liability under environmental, health and safety laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  Operating and other expenses of real properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

Our portfolio of real estate loans principally consists of junior mortgage loans, which are subject to higher default risks than senior financing.

Many of our portfolio loans, including those treated in our consolidated financial statements as FIN 46-R assets and liabilities, are junior lien obligations.  Subordinate lien financing poses a greater credit risk, including a substantially greater risk of nonpayment of interest or principal, than senior lien financing.  If we or any senior lender forecloses on a loan, we will be entitled to share only in the net foreclosure proceeds after payment to all senior lenders.  It is therefore possible that we will not recover the full amount of a foreclosed loan or the amount of our unrecovered investment in the loan.

Our real estate loan loss reserve may not be sufficient to cover future losses.

At September 30, 2007, our allowance for possible losses was $629,000, which represents 2.3% of the book value of our investments in real estate loans.  We cannot assure you that this allowance will prove to be sufficient to cover future losses, or that future provisions for losses will not be materially greater than those we have recorded to date.  Losses that exceed our allowance for losses, or cause an increase in our provision for losses, could materially reduce our earnings.

Our real estate loans are illiquid, and we may not be able to divest them in response to changing economic, financial and investment conditions.

The loans in our portfolio, including those treated in our consolidated financial statements as FIN 46-R assets and liabilities, typically do not conform to standard loan underwriting criteria.  Many of our loans are subordinate loans.  As a result, our loans are relatively illiquid investments.  We may be unable to vary our portfolio in response to changing economic, financial and investment conditions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.                      PROPERTIES

Philadelphia, Pennsylvania:

We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Naval Yard under a lease for 13,484 square feet that expires in May 2019.  Certain of our financial fund management and real estate operations are also located in these offices.  We lease 21,554 square feet for additional executive office space and for certain of our real estate operations at 1845 Walnut Street.  We sublease a portion of this space to Atlas America, Inc., our former energy subsidiary.  This lease, which expires in May 2008, contains extension options through 2033 and is in an office building in which we own a 15% equity interest.  Our commercial finance operations are located in another office building at 1818 Market Street under a lease for 29,554 square feet that expires in March 2008.

New York, New York:

We maintain additional executive offices in a 19,590 square foot location (of which a portion is sublet to Atlas America) in New York City at 712 5th Avenue under a lease agreement that expires in March 2010.

Other Locations:

We maintain various other office leases in the following cities:  Omaha, Nebraska; Los Angeles, Santa Ana, Santa Barbara and San Francisco, California; Portland, Oregon; Northfield, Illinois; Denver, Colorado; Melville, New York; Aiken, South Carolina; Dallas, Texas and Bloomfield, Michigan.  We also lease office space in London, England for our European operations.

ITEM 3.                      LEGAL PROCEEDINGS

In April 2007, Atlas America settled a class action lawsuit to which we were a named defendant, filed in February 2000 in New York pertaining to the payment of royalty revenues to landowners.  Under the terms of the settlement, Atlas America paid $300,000 and the case was dismissed.

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the Nasdaq National Market under the symbol "REXI."  The following table sets forth the high and low sale prices as reported by Nasdaq on a quarterly basis for our last two fiscal years:

	As Reported
	High	Low
Fiscal 2007
Fourth Quarter	$21.51	$12.28
Third Quarter	$25.00	$20.56
Second Quarter	$28.53	$22.38
First Quarter	$27.68	$20.42

Fiscal 2006
Fourth Quarter	$22.31	$17.75
Third Quarter	$21.00	$17.06
Second Quarter	$20.12	$15.98
First Quarter	$17.92	$14.60

        As of December 4, 2007 there were 17,844,250 shares of common stock outstanding held by 276 holders of record.

We have paid regular quarterly cash dividends since the fourth quarter of fiscal 1995.  Commencing with the dividend payable in the first quarter of fiscal 2006, we increased our quarterly dividend by 20% to $0.06 per common share and, beginning with the dividend payable in the first quarter of fiscal 2007, we further increased our quarterly dividend by 17% to $0.07 per common share.

Securities Authorized for Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,661,969	$ 7.69	1,209,048

The following table provides information about purchases by us during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2007	−	$	−	−	$50,000,000
August 1 to August 31, 2007	83,000		$15.89	83,000	$48,681,525
September 1 to September 30, 2007	88,475		$14.30	88,475	$47,416,279
Total	171,475			171,475

(1)
On July 26, 2007, the Board of Directors approved a new share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time in open market purchases or through privately negotiated transactions.  The new repurchase program replaced a prior $50.0 million repurchase program that had been approved by the Board on September 31, 2004.

(2)
As of September 30, 2007, we had repurchased an aggregate of 171,475 shares at a total cost of $2.6 million under the new repurchase program, at an average cost of $15.07 per share.  Under the prior program, which was terminated upon approval of the new repurchase program, we acquired an aggregate of 1,221,139 shares at a total cost of approximately $22.6 million, at an average cost of $18.52 per share.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of two other stock market indices:  the Nasdaq United States Composite and the Nasdaq Financial.

Comparison of Five Year Cumulative Total Return*

*
Total return for each of the last five fiscal years ending September 30.  Assumes $100 was invested on October 1, 2002 in our common stock or in the indicated index and that cash dividends were reinvested as received.  The price of our common stock was adjusted for the spin-off of Atlas America common stock to our stockholders on June 30, 2005.

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.  We derived the selected consolidated financial data for each of the years ended September 30, 2007, 2006 and 2005, and as of September 30, 2007 and 2006 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.  We derived the selected financial data for the years ended September 30, 2004 and 2003 and as of September 30, 2005, 2004 and 2003 from our consolidated financial statements for those periods which were audited by Grant Thornton LLP but are not included in this report.  As a result of our spin-off of Atlas America in June 2005, financial data relating to our former energy operations has been reclassified as discontinued operations for all periods presented.

	As of and for the Years Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of operations data:
Revenues
Financial fund management	$64,151	$31,308	$15,944	$7,585	$1,444
Commercial finance	40,692	23,840	13,381	7,135	4,071
Real estate	22,987	23,076	17,791	10,519	13,331
Total revenues	$127,830	$78,224	$47,116	$25,239	$18,846
Income (loss) from continuing operations before cumulative effect of change in accounting principles	$5,800	$17,282	$5,388	$1,610	$(3,556)
(Loss) income from discontinued operations, net of tax	(1,446)	1,231	11,070	16,799	14,522
Cumulative effect of change in accounting principles, net of tax	−	1,357	−	−	(13,881)
Net income (loss)	$4,354	$19,870	$16,458	$18,409	$(2,915)

Basic earnings (loss) per common share:
Continuing operations	$0.33	$0.98	$0.30	$0.09	$(0.21)
Discontinued operations	(0.08)	0.07	0.63	0.97	0.85
Cumulative effect of change in accounting principles	−	0.08	−	−	(0.81)
Net income (loss)	$0.25	$1.13	$0.93	$1.06	$(0.17)
Diluted earnings (loss) per common share:
Continuing operations	$0.30	$0.90	$0.28	$0.09	$(0.21)
Discontinued operations	(0.07)	0.07	0.58	0.92	0.83
Cumulative effect of change in accounting principles	−	0.07	−	−	(0.79)
Net income (loss)	$0.23	$1.04	$0.86	$1.01	$(0.17)
Cash dividends per common share	$0.27	$0.24	$0.20	$0.17	$0.13
Balance sheet data:
Total assets	$969,676	$416,753	$459,035	$740,386	$670,744
Borrowings	$706,372	$172,238	$147,302	$43,694	$146,761
Stockholders’ equity	$183,900	$193,062	$187,136	$257,915	$227,454

ITEM 7.                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services.  We typically maintain an investment in the investment vehicles we sponsor.  As of September 30, 2007, we managed $16.7 billion of assets.  As of November 30, 2007, we managed $17.3 billion of assets.

        We limit our fund development and asset management services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve for ourselves and for the investors in our funds.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on investments in multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, and mezzanine loans. In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans, asset-backed securities

We have greatly expanded all three sectors since 2003 and assets under management have grown from $2.1 billion, excluding our former energy subsidiary, at September 30, 2003 to $16.7 billion at September 30, 2007.  We distribute our products through numerous channels including a highly proprietary large broker-dealer/financial planner network.

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, have been affected by the recent volatility and reduction in liquidity in the global credit markets.  These conditions have resulted in our recording the following:

•	a $7.6 million charge, net of tax, to reflect the other-than-temporary impairment of certain investments, primarily equity investments in a portfolio of asset-backed securities managed by us;

•	a $2.6 million charge, net of tax, to reflect losses from the sale of loans held for investment taken in order to reduce exposure to corporate bank loans, principally in Europe; and

•	a charge of $2.9 million, net of tax, related to a European real estate investment fund that did not close due to the unfavorable market conditions.

Principally as a result of these charges, our net income in fiscal 2007 decreased significantly from our net income for fiscal 2005 and 2006.

We attract investment funds through the sponsorship of investment vehicles, which historically have included public and private investment partnerships, TIC programs, a REIT and CDO issuers.  We arrange for the funding of these vehicles through short, medium and longer-term bank financing, equity investments and, historically, CDOs.  We believe that we have developed a unique combination of origination channels to provide such funding, including a network of international and national banks and investment banks both for our short, medium and longer-term debt financing (including, historically, our CDOs) and for equity financing of RCC, and a national network of independent broker-dealers for our investment partnerships and TIC programs.

We believe that current credit market conditions have created opportunities for us, principally in our commercial finance business.  In commercial finance, we acquired the equipment leasing division of Pacific Capital Bank in June 2007 and, subsequent to our 2007 fiscal year end, acquired the equipment leasing division of NetBank from the FDIC, out of receivership, and the equipment finance subsidiary of Lehman Brothers Bank, FSB.  The two acquisitions subsequent to our fiscal year end increased our commercial finance assets under management by $0.6 billion, to approximately $1.7 billion as of November 30, 2007.  In real estate, we acquired a real estate property management group on October 1, 2007, that will allow us to directly manage properties held by the real estate investment programs we manage.  We also, on behalf of an institutional joint venture partner, purchased a portfolio of mortgage loans from HUD, at a substantial discount.  In our third sector, financial fund management, we completed five collateralized debt obligation, or CDO, issuances in the second half of fiscal 2007.  In addition, one CDO priced subsequent to fiscal 2007 year end and we expect it to close in December 2007.  Of these six CDOs, three were collateralized loan obligation, or CLO issuances, including the one we expect to close in December 2007.  Due to the current state of the credit markets we believe that the CDO market in general will slow substantially in 2008 limiting our ability to generate additional assets under management through this channel, although, we believe that current market conditions have had less effect on our ability to sponsor CLOs and, consequently, we may be able to sponsor CLO vehicles in 2008.  Even under current market conditions, we expect that our financial fund management sector will provide us with a continuing stream of fee income from existing CDOs and funds we manage.

Assets Under Management

       We increased our assets under management by $4.6 billion to $16.7 billion at September 30, 2007 from $12.1 billion at September 30, 2006.  The growth in our assets under management was the result of:

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

The following table sets forth information relating to our assets under management by operating segment and growth by $4.6 billion (38%) from September 30, 2006 to September 30, 2007 (in millions):

	As of September 30,		Increase
	2007	2006	Amount	Percentage
Financial fund management	$13,984	$10,593	$3,391	32%
Real estate	1,634	884	750	85%
Commercial finance	1,093	613	480	78%
	$16,711	$12,090	$4,621	38%

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2007 (1)
Financial fund management	29	12	−	−
Real estate	2	5	7	2
Commercial finance	−	3	−	1
	31	20	7	3
As of September 30, 2006 (1)
Financial fund management	19	11	−	−
Real estate	1	5	4	−
Commercial finance	−	2	−	1
	20	18	4	1

(1)	All of our operating segments manage assets on behalf of RCC.

The revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors, RCC and Merrill Lynch and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Years Ended September 30,
	2007	2006	2005
Fund management revenues (1)	$64,552	$41,043	$21,434
Finance and rental revenues (2)	48,981	22,156	12,624
RCC management fees	7,048	4,320	1,839
Gain on resolution of loans and other property interests (3)	2,993	4,691	8,213
Net gain (loss) from sale of TIC property interests (4)	119	1,363	(97)
Other (5)	4,137	4,651	3,103
	$127,830	$78,224	$47,116

(1)
Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management and real estate operations.

(2)
Includes interest income on bank loans from our financial fund management operations, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)	Reflects net gains (losses) recognized by our real estate segment on the sale of TIC interests to outside investors.

(5)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under “ − Results of Operations:  Commercial Finance”, “ −Results of Operations:  Real Estate” and “ − Results of Operations:  Financial Fund Management.”

Results of Operations: Commercial Finance

      During fiscal 2007, we continued to expand our commercial finance operations by increasing assets under management by $480.0 million (78%) to $1.1 billion for fiscal 2007.  During fiscal 2007, we increased originations of new equipment financing by $355.6 million (84%) to $779.2 million from $423.6 million in fiscal 2006.  Our growth in originations was driven by our June 2007 acquisition of substantially all of the assets of the leasing division of Pacific Capital, N.A., or PCB, our continued growth in new and existing vendor programs, the introduction of new commercial finance products and the expansion of our sales staff.  As of September 30, 2007, we managed approximately 29,000 leases and notes that had an average original finance value of $50,000 with an average term of 51 months.

      The PCB acquisition included a portfolio of small ticket leases and loans, customer lists, lease origination team and business platform and other intangibles.  The total purchase price of $282.2 million included $269.5 million of equipment leases and notes, of which $201.7 million were assigned and subsequently acquired by our investment partnerships.

              During fiscal 2007, we earned acquisition fees on $577.6 million in commercial financing assets acquired for our investment entities as compared to $254.3 million for fiscal 2006, an increase of $323.3 million (127%).  Fiscal 2007 includes $4.0 million of acquisition fees earned on the leases and notes sold to the funds in the PCB acquisition.

               In March 2007, we entered a new line of business, Merit Capital Advance, LLC, or Merit, to provide capital to small businesses through a credit card receipt advance program.  As of September 30, 2007, Merit had originations of $6.9 million.

In December 2006, LEAF Equipment Leasing Income Fund III, or LEAF III, an equipment leasing partnership we sponsor, began a public offering of up to $120.0 million of limited partnership interests.

The following table sets forth information related to commercial finance assets we managed on behalf of our investment partnerships, Merrill Lynch, RCC and ourselves (in millions):

	September 30,
	2007	2006
LEAF Financial Corporation	$243	$109
LEAF Fund I	89	87
LEAF Fund II	361	315
LEAF Fund III	306	−
Merrill Lynch	11	10
RCC	83	92
	$1,093	$613

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

	Years Ended September 30,
	2007	2006	2005
Revenues (1):
Finance revenues - LEAF	$16,343	$9,006	$4,970
Finance revenues - Merit	516	−	−
Acquisition fees	10,484	5,788	4,316
Fund management fees	11,403	7,707	3,403
Other	1,946	1,339	692
	$40,692	$23,840	$13,381
Costs and expenses:
LEAF costs and expenses	$17,915	$14,443	$8,884
Merit costs and expenses	1,766	−	−
	$19,681	$14,443	$8,884

(1)	Total revenues include (i) RCC servicing and origination fees of $1,187, $1,607 and $247 for fiscal years 2007, 2006, and 2005, respectively.

Revenues − Fiscal 2007 Compared to Fiscal 2006

Revenues increased $16.9 million (71%) to $40.7 million for fiscal 2007 from $23.8 million for fiscal 2006.  We attribute these increases primarily to the following:

•
a $7.9 million (87%) increase in commercial finance revenues due to the growth in lease originations and our decision to hold more direct financing leases and notes on our balance sheet.  We increased our commercial finance assets by $134.0 million to $243.0 million at September 30, 2007 and increased our lease originations $355.6 million (84%), including $268.0 million from PCB;

•
a $4.7 million (81%) increase in asset acquisition fees resulting from the increase in leases sold.  Sales of leases increased by $323.3 million to $577.6 million for fiscal 2007, principally related to the PCB leases and notes acquired by our investment partnerships;

•	a $3.7 million (48%) increase in fund management fees resulting from an increase in assets under management to $1.1 billion at September 30, 2007 from $612.7 million at September 30, 2006; and

•	a $607,000 (45%) increase in other income, reflecting gains on dispositions which may vary significantly from period to period.

Costs and Expenses − Fiscal 2007 Compared to Fiscal 2006

LEAF costs and expenses increased $3.5 million (24%) for fiscal 2007, primarily related to increased wages and benefits of $2.8 million to support its expanded operations.  The number of LEAF employees increased by 123 (105%) to 240 at September 30, 2007, of which 28 were related to the new Merit operations, 20 were hired in conjunction with the PCB acquisition, 46 were additional sales personnel, and 29 were additional credit, operations and servicing staff.

Merit, which began operating in fiscal 2007, incurred costs and expenses of $1.8 million, of which $871,000 were related to wages and benefits.

Revenues − Fiscal 2006 Compared to Fiscal 2005

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

•	a $4.3 million increase in fund management fees directly related to our increase in assets under management; and

•
a $1.5 million increase in asset acquisition fees.  Our increase in lease originations supported our increased sales to our affiliated partnerships, RCC and Merrill Lynch for which we receive acquisition fees.

Costs and Expenses − Fiscal 2006 Compared to Fiscal 2005

Costs and expenses from our commercial finance operations increased $5.6 million (63%) for fiscal 2006 as compared to fiscal 2005.  We attribute this increase to the following:

•	a $3.9 million increase in wages and benefits. Our full-time employees increased to 117 as of September 30, 2006 from 81 as of September 30, 2005 to support the expansion of our operations; and

•	a $1.6 million increase in general and administrative expenses principally due to the following:

-	a $710,000 increase in professional fees directly related to the overall expansion of our operations;

-	a $410,000 increase in rent due to the relocation of LEAF to its new headquarters in November 2005; and

-	a $307,000 increase in travel and entertainment expenses resulting from the expansion of our business development activities.

Results of Operations:  Real Estate

         In real estate, we manage four classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability companies and TIC property interests;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of real estate loans, acquired at a discount from the U.S. Department of Housing and Urban Development, or HUD.

	September 30,
	2007	2006
	(in millions)
Assets under management:
Commercial real estate debt	$948	$440
Real estate investment entities	512	345
Legacy portfolio	99	99
HUD portfolio	75	−
	$1,634	$884

        During fiscal 2007, 2006 and 2005, our real estate operations were affected by two principal trends or events:

•	the continued development of our commercial real estate debt platform; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

We support our real estate investment partnerships by making long-term limited partnership investments.  In addition, from time to time, we make bridge investments in the underlying partnerships and TIC property interests to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the partnerships and TIC property interests.  As additional investors are admitted to the partnerships and TIC programs, we transfer our bridge investment to new investors at our original cost and recognize a gain approximately equal to the previously recognized loss.

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

In the twelve months ended September 30, 2007, we resolved a loan with a book value of $2.7 million, realizing $3.0 million in net proceeds and recognized a gain of $305,000.  The number of loans in our portfolio remains at nine through the sale of one loan and the addition of one loan.  In addition, we sold a partial interest in a real estate venture and received net proceeds of $2.9 million.  As a result of the accretion of income on one loan, the face value of loans receivable that we manage in our legacy portfolio increased to $77.2 million at September 30, 2007 from $76.1 million at September 30, 2006.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended September 30,
	2007	2006	2005
Revenues:
Fee income from sponsorship of partnerships and TIC property interests	$6,904	$8,681	$3,217
REIT management fees from RCC	5,051	1,077	473
FIN 46-R revenues and rental property income	4,700	4,720	5,375
Property management fees	1,462	2,248	1,184
Interest, including accreted loan discount	1,221	1,128	1,535
Gain on resolution of loans and other property interests	2,993	4,691	8,213
Equity in income (loss) of unconsolidated entities	537	(832)	(2,109)
Net gain (loss) on sale of TIC property interests	119	1,363	(97)
	$22,987	$23,076	$17,791

Cost and expenses:
General and administrative expenses	$9,978	$8,549	$5,712
FIN 46-R operating and rental property expenses	3,212	2,973	4,191
	$13,190	$11,522	$9,903

Revenues − Fiscal 2007 Compared to Fiscal 2006

Revenues decreased $89,000 to $23.0 million for fiscal 2007 from $23.1 million in fiscal 2006.  We attribute the decrease primarily to the following:

•	a $1.8 million decrease in fee income related to the lower volume of TIC program activity. We closed $18.3 million in TIC investments in fiscal 2007 compared to $44.1 million in fiscal 2006;

•	a $4.0 million increase in management fees from RCC reflecting an increase of $508.0 million in the commercial real estate debt assets we managed to $948.0 million at September 30, 2007;

•	a $786,000 decrease in property management fees, including a $405,000 discount recorded in connection with property management fees we expect to receive in the future;

•
a $1.7 million decrease in gain on property resolutions, principally related to the partial sales of a real estate venture.  During 2007 and 2006, we sold 15% and 20% of our interests for $2.9 million and $4.0 million, respectively, and recorded gains of $2.7 million and $4.5 million, respectively, from those sales;

•	a $1.4 million increase in equity income due to the reallocation of partnership income from this real estate venture; and

•	a $1.2 decrease in net gains on sale of TIC property interests due to the lower volume of TIC program activity.

Costs and Expenses − Fiscal 2007 Compared to Fiscal 2006

Costs and expenses increased by $1.7 million (14%) to $13.2 million for fiscal 2007 from $11.5 million in fiscal 2006.  General and administrative expenses increased by $1.4 million, primarily due to increased wages and benefits corresponding to our expanded real estate operations, principally the commercial real estate debt that we manage for RCC.

Revenues − Fiscal 2006 Compared to Fiscal 2005

Revenues from our real estate operations increased $5.3 million (30%) from $17.8 million in fiscal 2005 to $23.1 million in fiscal 2006.  We attribute the increase to the following:

•	a $5.5 million increase in fee income related to the purchase and third party financing of properties through the sponsorship of real estate investment partnerships and TIC property interests;

•	a $604,000 increase in management fees from RCC, reflecting an increase of $352.8 million in commercial real estate debt assets we managed to $440.0 million at September 30, 2006;

•	a $655,000 decrease in FIN 46-R revenues and rental property income, reflecting our foreclosure on a hotel property in fiscal 2005 on which we included two months of operating income.

•	a $1.1 million increase in management fees from the additional properties acquired by our investment funds subsequent to September 30, 2005;

•
a $407,000 decrease in interest and accreted discount income resulting from the cessation of accretion on one loan offset by the interest accrued on three new loans acquired during fiscal 2006 as a result of asset resolutions;

•
a $3.5 million decrease in gains on resolutions of loans and other property interests.  In fiscal 2006, we received $4.0 million plus a $200,000 note receivable from the sale of 19.99% of our 50% interest in a real estate venture, resulting in a gain of $4.2 million.  Additionally, we resolved one loan with a book value of $2.5 million, recognizing a gain of $82,000.  During fiscal 2005, a partnership in which we had owned a 50% equity interest (a 30% interest in fiscal 2006) refinanced its mortgage.  We received net proceeds from the refinancing of $13.6 million, which was $6.3 million in excess of the recorded value of our interest.  We recognized the $6.3 million as a gain.  In addition, during fiscal 2005, we foreclosed on a loan that was classified as a FIN 46-R asset.  In connection with the foreclosure, we acquired a note payable for $540,000 that was recorded as a FIN 46-R liability in the amount of $1.6 million; as a result, we recognized a gain of $1.0 million.  We also recognized an aggregate gain of $792,000 on the sale of two investments in our real estate investment partnerships during fiscal year 2005;

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

Costs and Expenses – Fiscal 2006 Compared to Fiscal 2005

                Costs and expenses of our real estate operations were $11.5 million for fiscal 2006, an increase of $1.6 million (16%) as compared to fiscal 2005.  We attribute the increase to the following:

•	a $2.8 million increase in general and administrative expenses primarily due to the following:

-
a $2.1 million increase in wages and benefits as a result of the addition of personnel primarily to support the development of our debt management platform and the combined growth of our investment partnerships and TIC programs; and

-	a $757,000 net increase in commission expense and offering and organizational reimbursements due to the higher level of sales of real estate investment programs.

This increase was partially offset by:

•	a $1.2 million decrease in FIN 46-R operating expenses primarily related to the foreclosed hotel property and the resulting additional two months of operating expenses in fiscal 2005.

Results of Operations:  Financial Fund Management

We conduct our financial fund management operations through five subsidiaries:

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

       The following table sets forth information relating to assets managed by each of our principal financial fund management subsidiaries on behalf of institutional and individual investors and RCC (in millions):

	As of September 30, 2007
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total by Type
Trapeza	$5,167	$	−	$93	$5,260
Apidos	1,438		952	212	2,602
Ischus	5,137		396	−	5,533
Resource Europe	415		−	89	504
Other company-sponsored partnerships	85		−	−	85
	$12,242		$1,348	$394	$13,984

	As of September 30, 2006
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total by Type
Trapeza	$3,538	$	−	$668	$4,206
Apidos	687		615	533	1,835
Ischus	2,675		1,160	568	4,403
Resource Europe	−		−	91	91
Other company-sponsored partnerships	58		−	−	58
	$6,958		$1,775	$1,860	$10,593

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

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  As a result of recent conditions in the global credit markets, our ability to sponsor CDOs in the future may be limited.  As a consequence, while we expect that the existing CDO issuers we manage will continue to provide us with a stream of management fee revenues, we may be unable to increase those revenues during fiscal 2008 or they may decrease.  For risks applicable to our financial fund management operations, see Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Trapeza

We have co-sponsored, structured and currently co-manage 13 CDO issuers holding approximately $5.2 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.  In addition, at September 30, 2007, we managed $93.0 million in trust preferred securities for two CDOs currently in their accumulation stage, which we anticipate closing in fiscal 2008.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  We also have invested as a limited partner in each of these limited partnerships.

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

Apidos

We sponsored, structured and currently manage seven CDO issuers for institutional and individual investors and RCC which hold approximately $2.4 billion in bank loans at September 30, 2007, of which $951.8 million are managed on behalf of RCC through three CDOs.  In addition, at September 30, 2007, we managed $212.1 million of bank loans for two CDOs currently in their accumulation stage, which we anticipate to close in fiscal 2008.

We derive revenues from our Apidos operations through base and incentive management fees ranging from 0.5% and 0.75% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

Ischus

We sponsored, structured and currently manage eight CDO issuers for institutional and individual investors and RCC which hold approximately $5.5 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $395.5 million is managed on behalf of RCC.

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

Resource Europe

We sponsored, structured and currently manage one CDO issuer holding $414.6 million in European bank loans at September 30, 2007.  In addition, at September 30, 2007, we managed $88.5 million of European bank loans for one CDO currently in its accumulation stage, which we anticipate to close in fiscal 2008.

We derive revenues from our Resource Europe operations through base and incentive management fees of up to 0.60% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

Company−Sponsored Partnerships

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

        The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2007	2006	2005
Revenues:
Fund management fees	$23,036	$9,213	$4,260
Interest income on loans	26,201	7,302	744
Limited and general partner interests	4,223	5,404	4,825
RCC management fee and equity compensation	2,726	5,518	3,205
Earnings on unconsolidated CDOs	2,649	737	161
Earnings of Structured Finance Fund partnerships	2,043	2,218	2,177
Due diligence and placement fees	1,901	−	−
Other	1,372	916	572
	$64,151	$31,308	$15,944

Costs and expenses:
General and administrative expenses	$19,333	$10,442	$8,087
Equity compensation expense	1,861	1,650	757
Expenses of Structured Finance Fund partnerships	70	7	266
	$21,264	$12,099	$9,110

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues − Fiscal 2007 Compared to Fiscal 2006

Revenues increased $32.9 million (105%) to $64.2 million in fiscal 2007 from $31.3 million in fiscal 2006.  We attribute the increase to the following:

•	a $13.8 million increase in fund management fees, primarily from the following:

-
a $12.1 million increase in collateral management fees principally as a result of the completion of nine new CDOs in fiscal 2007 coupled with a full year of collateral management fees for seven previously completed CDOs;

-
a $1.7 million increase in portfolio management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during fiscal 2007.  No such fees were received during fiscal 2006; and

-	a $425,000 increase in management fees from our five company-sponsored unconsolidated partnerships, principally as a result of 12 full months of management fees for two of the partnerships;

These increases were partially offset by:

-	a $580,000 increase in our equity share of the expenses for Trapeza Capital Management LLC and Trapeza Management Group LLC.

•
an $18.9 million increase in interest income on loans held for investment resulting from the consolidation in our financial statements of three Apidos and two Resource Europe CDO issuers during fiscal 2007 as compared to four Apidos CDO issuers and one Resource Europe CDO issuer during fiscal 2006 while they accumulate assets through separate warehouse facilities.  In May 2007, we closed Apidos Cinco CDO and our first European CDO, Resource Europe I, and repaid all outstanding borrowings under their respective warehouse facilities.  The weighted average loan balances of CDO issuers we consolidated for fiscal 2007 and 2006 were $368.4 million and $101.8 million, respectively, at weighted average interest rates of 7.04% and 6.98%, respectively;

•	a $1.2 million decrease in revenues from our limited and general partner interests, primarily from the following:

-	a $1.7 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; offset in part by

-	a $520,000 increase from our share of the operating results of unconsolidated partnerships we have sponsored.

•
a $2.8 million decrease in RCC management fees and equity compensation, reflecting a $1.2 million decrease in management fees primarily as a result of the sale of RCC’s agency RMBS portfolio in January and October 2006 and a $1.6 million decrease in equity compensation;

•
a $1.9 million increase in our earnings in unconsolidated CDOs as a result of our investments in seven new CDO issuers and an increase in earnings from investments in six previously sponsored CDO issuers;

•	a $1.9 million increase in due diligence and placement fees, primarily from the following:

-
$1.3 million earned in due diligence and placement fees in connection with the origination of $310.0 million for six REIT trust preferred security transactions.  We do not expect to earn similar fees in the future due to market conditions; and

-	$575,000 earned in placement fees in connection with the origination of $225.0 million for five Trapeza trust preferred security transactions.

•	a $456,000 increase in other revenue, primarily a $300,000 gain on the sale of a security during fiscal 2007. No such gain occurred during fiscal 2006.

Costs and Expenses − Fiscal 2007 Compared to Fiscal 2006

Costs and expenses increased $9.2 million (76%) in fiscal 2007 as compared to fiscal 2006.  We attribute the increase to the following:

•	a $8.9 million increase in general and administrative expenses, primarily from the following:

-	a $6.4 million increase in wages and benefits as a result of the addition of personnel in response to the growth in our assets under management;

-	a $1.6 million increase in other operating expenses, primarily from insurance costs, rent and other general and administrative expenses related to the addition of personnel;

-	a $297,000 decrease in reimbursed expenses from our Trapeza, Apidos and Ischus operations, which vary depending on the terms of the transaction; and

-	a $567,000 decrease in reimbursed RCC operating expenses.

•	a $211,000 increase in equity compensation expense related to restricted shares and options of RCC that were issued to RCM and subsequently transferred to members of management.

Revenues – Fiscal 2006 Compared to Fiscal 2005

Revenues increased $15.4 million (96%) to $31.3 million for fiscal 2006 from $15.9 million for fiscal 2005.  We attribute the increase to the following:

•	a $5.0 million increase in fund management fees, primarily from the following:

-
a $4.8 million increase in collateral management fees principally as a result of the completion of eight new CDOs coupled with a full year of collateral management fees for two previously completed CDOs;

-	a $1.1 million increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations between June 2005 and February 2006.

These increases were partially offset by:

-	a $205,000 increase in our share of the expenses for Trapeza Capital Management LLC and Trapeza Management Group LLC;

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

•
a $6.6 million increase in interest income on loans held for investment resulting from the consolidation of our financial statements of four Apidos issuers and one Resource Europe CDO issuer during fiscal 2006 as compared to one Apidos issuer in fiscal 2005 while they accumulate assets through separate warehouse facilities.  In December 2005 and September 2006, we closed Apidos CDO II and Apidos CDO IV, respectively, and repaid all outstanding borrowings under their respective warehouse facilities.  The weighted average loan balances of CDO issuers we consolidate for fiscal 2007 and 2006 were $101.8 million and $12.6 million, respectively, (weighted average interest rates of 6.98% and 5.99%, respectively);

•	a $579,000 increase in revenues from our limited and general partner interests, primarily from the following:

-	a $1.2 million increase from our share of the operating results of unconsolidated partnerships we have sponsored; offset in part by

-	a $644,000 decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value;

•	a $2.3 million increase in RCC management fees and equity compensation, reflecting a $1.8 million increase in management fees and a $557,000 increase in equity compensation;

•	a $576,000 increase in our earnings in unconsolidated CDOs primarily as a result of our investment in six new CDO issuers; and

•
a $344,000 increase in other revenue resulting primarily from the increase in interest income on ABS resulting from the interest spread earned on assets accumulating with a third party through a warehouse facility based on the terms of the warehousing agreement.

Costs and Expenses – Fiscal 2006 Compared to Fiscal 2005

Costs and expenses of our financial fund management operations increased $3.0 million (33%) for fiscal 2006 as compared to fiscal 2005.  We attribute the increases to the following:

•	a $2.4 million increase in general and administrative expenses, primarily from the following:

-	a $4.7 million increase in wages and benefits as a result of the addition of personnel in response to the growth in our assets under management;

-	a $1.2 million increase in other operating expenses, including insurance, rent allocations and other expenses related to the additional personnel; and

-	a $551,000 increase in financial software programs and publications as a result of the growth of our assets under management.

Theses increases were partially offset by:

-	a $2.6 million increase in reimbursed expenses from our Trapeza, Apidos and Ischus operations, which vary depending on the terms of the transaction;

-	a $1.1 million decrease in RCC start-up costs, which commenced operations in the second quarter of fiscal 2005; and

-	a $300,000 decrease in professional and recruiting fees principally due to the expiration of a consulting agreement.

•	a $893,000 increase in equity compensation expense related to restricted shares and options of RCC that were held by RCM which were transferred to members of management; and

•	a $259,000 decrease in expenses of consolidated partnerships, primarily professional fees. There were no such expenses in fiscal 2006.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

Fiscal 2007 Compared to Fiscal 2006

General and administrative costs were $12.1 million for fiscal 2007, an increase of $2.3 million (23%) as compared to $9.8 million for fiscal 2006.  We attribute the increase to the following:

•	a $2.0 million increase in wages and benefits due principally to the following:

-	$731,000 increase in the amount of compensation expense for vesting of restricted stock awards given to employees in both fiscal 2007 and 2006;

-	$1.3 million increase in wages and benefits due to increased headcount to service our expanding asset management operations.

Depreciation and amortization expense was $2.9 million for fiscal 2007, a decrease of $140,000 (5%) as compared to $3.1 million for fiscal 2006.  A reduction in the average balance of operating leases held led to a decrease in depreciation of $667,000, offset in part by an increase of $527,000 of depreciation on leasehold improvements and equipment purchases.

Interest expense increased by $23.4 million (232%) for fiscal 2007.  The following table reflects interest expense (exclusive of intercompany interest charges), as reported by segment (in thousands):

	Years Ended September 30,
	2007	2006	2005
Financial fund management	$19,485	$5,318	$443
Commercial finance	11,796	4,430	2,081
Real estate	1,040	245	251
Other	1,245	126	36
	$33,566	$10,119	$2,811

The increase in interest expense primarily reflects the increased borrowings by our financial fund management and commercial finance businesses to fund their expanded operations.  Facility utilization (in millions) and interest rates for our financial fund management and commercial finance operations are as follows:

	Years Ended September 30,
	2007	2006	2005
Financial fund management
Average borrowings	$366.1	$100.3	$12.6
Average interest rates	5.3%	5.2%	3.6%

Commercial finance
Average borrowings	$172.1	$60.6	$25.7
Average interest rates	6.9%	7.0%	5.7%

Interest expense incurred by our financial fund management business increased by $14.2 million for fiscal 2007, reflecting the increase in average borrowings of $265.8 million, primarily to fund the purchase of loans held for investment.  These loans, and their associated debt, are held by CDO issuers which we consolidate while the assets accumulate on the warehouse facilities.

Interest expense recorded by our commercial finance operations increased by $7.4 million for fiscal 2007 due primarily to an increase in borrowings, offset in part, by lower interest rates.  LEAF increased its average borrowings by $111.5 million to fund its growth in commercial note and loan originations, the PCB acquisition, and its entry into new lines of business, primarily asset-backed lending and credit card advances.

Minority interest expense, which increased by $367,000 in fiscal 2007, reflected the following (in thousands):

	Years Ended September 30,
	2007	2006	2005
SFF partnerships	$1,473	$1,624	$1,403
Commercial finance minority ownership	530	117	−
Warehouse providers	139	34	−
	$2,142	$1,775	$1,403

At September 30, 2007, we owned a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of certain of the CDO issuers we have formed.  In addition, certain warehouse providers are entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which hold Apidos and Resource Europe bank loan assets during their accumulation stage.  As of August 23, 2007, the right of one of these warehouse providers to receive a 15% share of the interest spread on Resource Europe bank loan terminated.  Furthermore, the 14.9% minority interest in LEAF at September 30, 2007 reflects the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance of its restricted stock in fiscal 2006 and 2007.

Other (loss) income, net, was a loss of $14.4 million for fiscal 2007 as compared to income of $5.2 million for fiscal 2006.  The $19.6 million reduction in other income is a result of the following:

•
In connection with the substantial volatility and reduction in liquidity in the global credit markets which commenced in July 2007, we recorded $22.4 million of fourth quarter fiscal 2007 charges, including:

-
a $12.6 million charge for the other–than-temporary impairment of certain of our investments in CDOs, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a subprime lender and a subprime investor reflecting the general market decline in real estate mortgage-backed investments;

-	$5.0 million of realized losses from the sale of loans held for investment, principally in Europe. The sales reduced our exposure to corporate bank loans; and

-	a $4.8 million write-off of reimbursable costs related to a European real estate fund that we sponsored and did not close due to market conditions.

•
a $1.2 million decrease in other income.  In fiscal 2002, we charged operations $1.0 million, which was the amount of our maximum exposure relating to the settlement of a lawsuit.  One of the insurance carriers refused to participate in the settlement.  In the second quarter of fiscal 2006, we prevailed in our action against the carrier, received a $200,000 reimbursement and reversed the $1.0 million accrual.

These decreases in other income were offset, in part, by:

•
a $2.9 million increase in gains from the sale of our investment in shares of TBBK common stock.  In fiscal 2007, we recorded a gain of $3.5 million from the sale of 240,000 shares compared to a gain of $668,000 from the sale of 50,000 shares of TBBK in fiscal 2006; and

•	a $451,000 increase in dividends earned on shares of RCC common stock we hold.

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 32% for 2007 compared to a 16% effective rate for fiscal 2006.  The increase in the effective income tax rate primarily relates to the greater impact of permanent items due to the lower pre-tax earnings for fiscal 2007.  Additionally, we recorded $1.1 million of tax benefits related to adjustments to our deferred tax assets and related valuation allowances in fiscal 2007 as compared to $3.9 million of adjustments in fiscal 2006.  Our effective income tax rate, as adjusted to exclude the valuation adjustments, the fourth quarter $12.6 million loan impairment charge and the $3.8 million write-off of the domestic portion of the European fund costs, would have been 42% for fiscal 2007.

We expect our effective tax rate to be between 39% and 41% for fiscal 2008.  Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  See Note 15 to our consolidated financial statements for further information regarding our provision for taxes.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations, such as Pennsylvania and New York.  The IRS is currently examining our 2005 tax year, which we anticipate will be concluded in fiscal 2008.  We have recorded a liability and corresponding deferred tax asset for what we believe to be the proposed examination adjustments based upon the results of our 2004 IRS examination, including a $920,000 charge to discontinued operations for estimated interest expense.  In July 2007, we settled the 2004 IRS examination and paid a tax assessment and interest relating to disallowed bad debt deductions taken in the 2004 tax year.  We filed a Federal Form 1139 - Corporation Application for Tentative Refund for the 2004 and 2005 tax years recovering 95% of the 2004 tax assessment plus approximately $220,000 of interest as certain of the loans were resolved, generating significant tax losses for the 2006 tax year.

Fiscal 2006 Compared to Fiscal 2005

General and administrative costs were $9.8 million for fiscal 2006, an increase of $1.4 million (18%) as compared to $8.4 million for fiscal 2005.  We attribute the increase to the following:

•
a $1.1 million increase in stock-based compensation expense due to our implementation of Statement of Financial Accounting Standards, or SFAS, 123-R, “Accounting for Stock-Based Compensation,” as revised, resulting in a change in our method of recognizing share-based compensation expense.  Specifically, we now record compensation expense for our employee stock options.  Had we expensed employee stock options for fiscal 2005, we estimate that share-based compensation expense would have increased by $3.2 million.  For additional information, see Note 2 to our consolidated financial statements; and

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

For the years ended September 30, 2006 and 2005, our operations reflected a charge of $1.8 million and $1.4 million, respectively, to earnings for minority interest, principally for our partners’ share of the SFF partnerships.  Fiscal 2005 includes an additional quarter of expense upon the consolidation of these entities which had previously been recorded on a one-quarter lag.

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

Our effective tax rate (income taxes as a percentage of income from continuing operations before taxes and cumulative effect of accounting change) decreased to 16% in fiscal 2006 from 40% in fiscal 2005.  The decrease in our effective tax rate reflects the tax planning strategies that we initiated in fiscal 2006 offset, in part, by increased state income taxes in conjunction with the increased profitability of our operating segments.  In connection with the implementation of these tax planning strategies, the tax rate for fiscal 2006 reflected the reversal of $39.5 million of a previously recorded valuation allowance against state net operating loss carryforwards, or NOLs, which resulted in a tax benefit of approximately $3.9 million. In addition, we recorded a deferred tax asset of $1.1 million associated with approximately $16.3 million of local NOLs for which we had previously believed would not be realized prior to their statutory expiration date.  Our effective tax rate, as adjusted to exclude the benefit from the change in the valuation allowance and recording the additional local deferred tax asset, would have been 39% for fiscal 2006.  We expect our effective tax rate to be 40% in fiscal 2007.  Future tax rates could change if estimates of taxable income change or if there are changes in our recorded NOLs or their related valuation allowances.

Discontinued Operations

       In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued (see Note 21 of the notes to our consolidated financial statements).

Losses from discontinued operations for fiscal 2007 primarily reflect the $1.9 million of interest assessments related to the 2004 and 2005 IRS tax examinations.  Loss on disposal includes a $374,000 write-down to market value of a property held for sale, which we sold in fiscal 2007.

Spin-off of Atlas America

Due to the spin-off of Atlas America to our stockholders, we no longer consolidate Atlas America in our financial statements and accordingly, their income (loss) from operations including disposal costs, net of tax, of ($47,000) and $16.5 million for fiscal 2006 and 2005, respectively, has been reflected in discontinued operations in our consolidated statements of income.

Resolution of Real Estate Assets Held for Sale

The activity in the number of real estate investments held for sale, including FIN 46-R entities and owned properties, was as follows:

	Years Ending September 30,
	2007	2006	2005
Balance, beginning of period	1	6	4
Net additions	−	1	3
Resolved	(1)	(6)	(1)
Balance, end of period	−	1	6

The discontinued operations of our real estate segment were as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
Operating (loss) income (period prior to disposition)	$(2,095)	$2,674	$3,609
Write-downs to expected sales value	(374)	(431)	(2,303)
Gain (loss) on disposal	45	(452)	(9,396)
Income tax benefit (provision)	848	(591)	2,875
Discontinued (loss) income, net of tax	$(1,576)	$1,200	$(5,215)

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

Liquidity and Capital Resources

General.  During the past five years, our major sources of liquidity, exclusive of the cash generated by the operations of Atlas America, have been from the resolution of our real estate legacy portfolio, borrowings under our existing credit facilities, capital raised through our specialized asset management partnerships, programs and funds and sales of shares we held in TBBK and RAIT.  We have employed these funds principally to expand our specialized asset management operations to repurchase shares of our common stock, and to reduce our outstanding debt.  In fiscal 2007, we increased the amount we are able to draw from our warehouse facilities and increased the availability of funds under our expanded line of credit with Commerce Bank.  We expect to fund our asset management businesses from a combination of cash generated by operations, continued resolution of our legacy portfolio and expanded borrowings under our existing credit facilities.

The following table sets forth our sources and uses of cash (in thousands):

	Years Ended September 30,
	2007	2006	2005
Used in operating activities of continuing operations	$(49,826)	$(37,454)	$(21,471)
Used in investing activities of continuing operations	(48,480)	(36,523)	(23,801)
Provided by financing activities of continuing operations	76,586	46,128	12,152
(Used in) provided by discontinued operations	(1,278)	38,943	23,566
Net cash retained by entities previously consolidated	−	(3,825)	−
	$(22,998)	$7,269	$(9,554)

Fiscal 2007 Compared to Fiscal 2006

We had $14.6 million in cash and cash equivalents at September 30, 2007, a decrease of $23.0 million (61%) from $37.6 million at September 30, 2006.  Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 1.3 to 1.0 for fiscal 2007 as compared to 3.6 to 1.0 for fiscal 2006.  The decrease in this ratio reflects primarily the decrease in net income in combination with the increase in interest expense associated with the greater utilization of secured warehouse credit facilities to purchase loans held for investment.  We consolidate these borrowings and reflect them as our debt in accordance with FIN 46-R while the assets accumulate prior to the completion of a CDO.  However, these are not our obligations and will not have to be repaid from our assets.  Upon the closing of the CDO, the facility is terminated and the interest is paid.  We also increased borrowings under our commercial finance secured credit facilities to support our expanded commercial finance operations.

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $12.4 million for fiscal 2007, substantially as a result of the $18.5 million increase in cash used by operating net assets, including an $11.4 million increase in deferred tax assets, primarily reflecting $12.6 million impairment charge.  See “ − Results of Operations:  Other Costs and Expenses and Other Income (Expense) − Fiscal 2007 Compared to Fiscal 2006.”  This increased use of cash was offset, in part, by the $6.1 million increase in cash provided by operations as adjusted for non-cash items.

        Cash Flows from Investing Activities. Net cash used by the investing activities of our continuing operations increased by $12.0 million for fiscal 2007, primarily reflecting the following:

•	$20.7 million cash paid to acquire the leasing assets of PCB in June 2007; and

•	a $24.6 million decrease in proceeds received from the sale of real estate properties, principally a $21.7 million decrease in proceeds from the sale of TIC property interests to investors;

•	a $1.3 million increase in capital expenditures.

These increases were offset, in part by:

•
a $23.6 million decrease in purchases of real estate and other investments, reflecting a $12.1 million decrease in investments in real estate, primarily TIC properties, and the prior year purchase of $13.5 million worth of RCC stock (900,000 shares at $15.00 per share); and

•	an $11.0 million decrease in use of cash related to other assets.

Cash Flows from Financing Activities.  Net cash provided by the financing activities of our continuing operations increased by $30.5 million for fiscal 2007, principally due to the following:

•
a $27.2 million increase in our borrowings, net of repayments, reflecting primarily the additional net borrowings to fund the purchase of additional loans by our financial fund management segment and the expansion of LEAF’s operations, including its acquisition of the commercial finance assets of PCB;

•
a $9.3 million decrease in the shares repurchased as part of our Board-approved stock repurchase program.  We repurchased 288,975 shares of treasury stock at a cost of $5.4 million in fiscal 2007 as compared to 850,559 shares at a cost of $14.6 million during fiscal 2006;

•	a $1.9 million increase in tax benefits from the exercise of employee stock options; and

•	a $1.1 million increase in proceeds received from the exercise of employee stock options.

These increases in cash provided by financing activities were offset, in part by:

•	a $7.1 million increase in restricted cash balances related to escrow deposits maintained on CDO and commercial finance warehouse facilities.

•	a $1.3 million increase in cash distributions, including amounts paid to the minority holders of certain of our structured finance partnerships and dividends paid to our shareholders; and

•	the $611,000 paid to acquire certain equity conversion rights from our partner in the Merit joint venture.

Cash Retained by Entities Previously Consolidated.  As of September 30, 2006, we ceased to consolidate two affiliated partnerships that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner.  Accordingly, the statement of cash flows for fiscal, 2006 reflects the $3.8 million decrease in cash from these entities that had been previously consolidated.

Cash Flows from Discontinued Operations.  Net cash provided by discontinued operations decreased by $40.2 million, principally reflecting $38.9 million from the sale of four FIN 46-R assets during fiscal 2006.  There were no corresponding sales in fiscal 2007.  Additionally, fiscal 2007 included $1.9 million in interest assessments from the 2004 and 2005 IRS tax examinations.

Fiscal 2006 Compared to Fiscal 2005

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

Cash Flows from Operating Activities. Net cash used in the operating activities of continuing operations increased by $16.0 million to $37.5 million of cash used for fiscal 2006, substantially as a result of the following:

•	a $50.5 million increase in our commercial finance investments, reflecting the continued expansion of that segment; offset in part by

•	a $13.3 million increase in cash provided primarily from operating assets and liabilities; and

•
a $14.8 million increase in net income generated by our continuing operations, as adjusted for non-cash items; includes a $9.8 million decrease in income from discontinued operations, reflecting the nine months of operations of Atlas America included in fiscal 2005.

Cash Flows from Investing Activities. Net cash used by the investing activities of our continuing operations increased by $12.7 million for fiscal 2006, primarily reflecting the additional utilization under our commercial finance credit facility.

Cash Flows from Financing Activities.  Net cash provided by the financing activities of our continuing operations increased by $34.0 million for fiscal 2006.  This increase in our cash flows principally reflects the following:

•
an increase in our borrowings, net of repayments, of $60.6 million which principally involved the $45.4 million of additional net borrowings to fund our increased investments in our commercial finance operations, and $12.5 million in proceeds from the first mortgage we secured on a foreclosed hotel property; offset in part by

•	a $9.5 million increase in repurchases of our common stock as part of our Board-approved stock repurchase program;

•	a $5.7 million decrease in proceeds from the exercise of employee stock options, principally by the employees of Atlas America in conjunction with the spin-off of that subsidiary in June 2005; and

•	a $2.3 million decrease in tax benefits related to the decrease in option exercises.

Cash Retained by Entities Previously Consolidated.  As of December 31, 2005, we ceased to consolidate two affiliated partnerships in our financial fund management segment that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner.  Accordingly, the September 30, 2005 combined cash balance of these entities of $3.8 million was not reflected in our consolidated statement of cash flows for fiscal 2006.

Cash Flows from Discontinued Operations.  Net cash provided by discontinued operations increased by $15.4 million for fiscal 2006.  We received $38.9 million principally from the sale of three FIN 46-R assets during fiscal 2006, an increase of $32.9 million as compared to the $6.0 million of proceeds for fiscal 2005.  This increase was offset, in part, by the $17.8 million decrease in cash flows generated from the operations of Atlas America for the nine months ended June 30, 2005.

Capital Requirements

Our capital needs consist principally of funds to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles.  Accordingly, the amount of capital we require will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.

Dividends

        In the years ended September 30, 2007, 2006 and 2005, we paid cash dividends of $4.8 million, $4.3 million and $3.5 million, respectively.  We have paid quarterly cash dividends since August 1995.  Additionally, in fiscal 2005, we distributed 10.7 million shares of Atlas America, our former energy industry subsidiary, to our stockholders in the form of a tax-free distribution valued at $91.4 million.

The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at September 30, 2007 (in thousands):
		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other debt (1)	$15,576	$833	$1,770	$12,497	$476
Capital lease obligations (1)	120	38	82	−	−
Secured credit facilities (1) (2)	251,137	148,275	102,862	-	-
Operating lease obligations	16,820	3,043	4,693	2,553	6,531
Other long-term liabilities	445	281	164	-	-
Total contractual obligations	$284,098	$152,470	$109,571	$15,050	$7,007

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2007; Less than 1 year:  $35.9 million; 1-3 years:  $10.4 million; 4-5 years:  $1.6 million; and after 5 years: $34,000.

(2)
Excludes $439.5 million related to credit facilities that upon the execution of the CDO transactions will not have to be repaid by us.  Included in the guarantees in the following table is our first loss exposure on these credit facilities.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years	After 5 Years
Guarantees	$31,462	$31,462	$	−	$-	$-
Standby letters of credit	246	246		−	-	-
Other commercial commitments	571,212	77,080		108,703	7,695	377,734
Total commercial commitments	$602,920	$108,788		$108,703	$7,695	$377,734

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed (“carveouts”).  These carveouts relate to a total of $557.0 million in financing and expire as the related indebtedness is paid down over the next ten years.

Through our financial fund management subsidiary, we have commitments to purchase an equity interest in all of the CDOs currently in their warehouse stage.  These equity commitments, which total approximately $13.2 million as of September 30, 2007, are contingent upon the successful completion of the respective CDOs which are anticipated over the next twelve months.  Upon the close of each CDO, the amount of equity we actually purchase may be less or possibly more than the originally estimated commitment.

A July 2007 warehouse agreement with Morgan Stanley provides for a guarantee by us of potential losses on a portfolio of bank loans.  Our exposure to loss under the guarantee at September 30, 2007 was $6.0 million.  This guarantee, secured by a $3.0 million escrow deposit, expires upon the closing of the associated CDO which we anticipate in fiscal 2008.  In November 2007, we were required to fund an additional $3.0 million escrow deposit.

A January 2007 warehouse agreement with Morgan Stanley provides for a guarantee by us of potential losses on a portfolio of bank loans.  Our exposure to loss under the guarantee at September 30, 2007 was $11.6 million.  This guarantee, secured by a $4.3 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008.  In October 2007, we were required to fund an additional $4.3 million escrow deposit.

A August 2006 warehouse agreement with Credit Suisse provides for a guarantee by us of potential losses on a portfolio of bank loans.  Our exposure to loss under the guarantee at September 30, 2007 was $9.2 million.  This guarantee, secured by a $5.0 million escrow deposit, expires upon the closing of the associated CDO.  On November 20, 2007, Apidos VI CLO priced and we expect it will close on December 19, 2007.  We are providing the equity of $21.3 million for this investment.  Upon closing of the CDO, our guarantee will terminate and our escrow deposit will be returned.

        In connection with the sale of a real estate loan in March 2006, we agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of specified events or if our net worth falls below $80.0 million.  Our obligation runs through December 31, 2014.  In addition, we have agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

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

As of September 30, 2007, we do not believe it is probable that any payments will be required under any of our indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

Revenue Recognition – Fee Income

RCC Management Fees

RCC invests in a diversified portfolio of B notes, CMBS and other real estate-related loans and commercial finance assets.  We receive fees and are reimbursed for our expenses for the management of RCC as follows:

•
a monthly base management fee equal to 1/12th of the amount of RCC’s equity, as defined by the Management Agreement, multiplied by 1.50%; incentive compensation based on the products of (i) 25% of the dollar amount by which, (A) RCC’s net income per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in the offerings of RCC, multiplied by (2) the greater of (a) 2.00% or (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the Management Agreement for such quarter), multiplied by (ii) the weighted average number of common shares outstanding for the quarter.  The calculation may be adjusted for one time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of RCC; and

•	out-of-pocket expenses and certain other costs incurred by us associated with RCC and its operations.

The quarterly incentive compensation is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RCC common stock.  We may elect to receive more than 25% of our incentive compensation in RCC restricted stock.  However, our ownership percentage in RCC, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that we may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing prices of RCC common stock over the thirty day period ending three days prior to the issuance of such shares.

       We account for the RCC restricted stock and stock options received in accordance with EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services."  The terms of the stock award agreement provide that the deferred compensation be amortized over a three-year graded vesting period.  The unvested stock and options are adjusted quarterly to reflect changes in the market value of RCC as performance under the agreement is completed.

Furthermore, we receive an acquisition fee of 1% of the carrying value of the commercial finance assets it sells to RCC.

In fiscal 2007, 2006 and 2005, the management and acquisition fees that we received from RCC were $9.0 million, $8.2 million and $3.9 million, respectively, or 7%, 10% and 8%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of our operating segments.

Financial Fund Management Fees

We earn fees on assets managed on behalf of institutional and individual investors.  Collateral management fees are received for managing the assets held by CDOs issuers that we sponsor.  These fees, which vary by CDO, range between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuer.

Additionally, we receive fees for managing the assets held by the partnerships it sponsors and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.

Real Estate Fees

We receive acquisition fees of 1.75% of the net purchase price of properties acquired and financing fees equal to 1.75% of the debt obtained or assumed related to the properties acquired.  In conjunction with TIC acquisitions, we also may receive a bridge equity fee.  We recognize these fees when we sponsored partnerships or TIC programs acquire the properties and obtain the related financing.

We also receive a monthly property management fee equal to 5% of the gross operating revenues from the underlying properties.  We typically subcontract our property management obligations to third party property managers.  We recognizes this fee monthly when earned.

Additionally, we receive an annual investment management fee from the limited partnerships equal to 1% of the gross offering proceeds of each partnership for our services.  We receive an annual asset management fee from the TIC programs equal to 1% of the gross revenues from the property in connection with our performance of our asset management responsibilities.  We receive an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties.  These investment management fees and asset management fees are recognized ratably over each annual period.

Commercial Finance Fees

We record acquisition fees from our leasing partnerships and until September 2006, from Merrill Lynch equal to a percentage of the cost of leased equipment acquired as compensation for expenses incurred related to the lease acquisition.  Acquisition fees range from 1% to 2%.  These fees are earned at the time of the sale of the related leased equipment to our partnerships and Merrill Lynch.

We also record management fees for managing and servicing the leased assets acquired and earns fees at the time the service is performed.  We also currently record servicing fees ranging from 2% to 4% of gross rental payments received from certain parties and servicing fees that average 1% of the managed portfolio balance from others.  Further, we record fees as a reimbursement of our operating and administrative expenses incurred to manage the investment partnerships.

We recorded gains or losses on the sales of leases and notes to Merrill Lynch based on the present value of the estimated cash flows that it retained over the estimated outstanding period of the receivables.  This excess cash flow essentially represented an "interest-only", or I/O strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees.  During fiscal 2006 and 2005, we recognized gains of $28,000 and $313,000, net of tax, respectively related to the I/O strip.  On September 26, 2006, we terminated this program with Merrill Lynch.

Other Revenues

Fees from delinquent payments are recognized when received and are included in other income.

Employee stock options

We follow SFAS, 123-R.  Accordingly, employee stock option grants are being expensed over their respective vesting periods, based on the estimated fair value of each award as determined on the date of grant.

For fiscal 2005, we accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25 and related interpretations.  No stock-based employee compensation expense was reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123-R requires the disclosures of pro forma net income and earnings per share as if we had adopted the fair value method for stock options granted.  The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123-R (in thousands, except per share data):

Year Ended September 30,
2005
Net income	$16,458
Stock-based employee compensation determined under the fair value-based method, net of tax	(3,244)
Pro forma net income	$13,214
Basic earnings per share:
As reported	$0.93
Pro forma	$0.75
Diluted earnings per share:
As reported	$0.86
Pro forma	$0.69

Restricted common stock

We value the restricted stock we issue based on the closing price of the underlying stock on the date of the grant.

Loans

Loans Held for Investment and Loans Sold, Not Settled

The CDO issuers that we manage and consolidate in accordance with FIN 46-R, purchase participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly-originated loans.  These loans are held for investment; therefore, we initially record them at their purchase price, and subsequently account for them based on their outstanding principal plus or minus any unamortized premiums or discounts.  We may sell a loan held for investment if the credit fundamentals underlying a particular loan have changed in such a manner that our expected return on investment may decrease.  Once we decide that it no longer will hold the loan for investment, the loan is recorded at the lower of amortized cost or fair value.

Purchases and sales of loans held for investment are recorded on a trade date basis.  Trades that did not settle as of September 30, 2007 were classified as loans sold, not settled on the consolidated balance sheet.  Gains and/or losses on sales of loans held for investment are recorded as of the trade date.

Interest Income on Loans

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into income using the effective yield method.  When we purchase a loan or pool of loans at a discount, we consider the provisions of American Institute of Certified Public Accountants Statement of Position, or SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or SOP 03-3 to evaluate whether all or a portion of the discount represents accretable yield.  If a loan with a premium or discount is prepaid, we immediately recognize the unamortized portion as a decrease or increase to interest income.

Allowance for Loan Losses

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  We consider a loan to be impaired when, based on current information and events, management believes it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows.  Increases in the allowance for loan losses are recognized in the statements of income as a provision for loan losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for loan losses.

For our real estate loans included in investments in real estate in the consolidated balance sheet, we consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of loans and real estate.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, we continuously monitor collections and payments from our borrowers and maintains an allowance for estimated losses based upon our historical experience and our knowledge of specific borrower collection issues.  We reduce our investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

An impaired loan may remain on accrual status during the period in which we are pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan.  While on non-accrual status, we recognize interest income only when actual payment is received.

Loans Purchased at a Discount

We hold two real estate loans that we acquired at a discount due to credit quality, and account for these loans in accordance with SOP 03-03.  We accrete the difference between our cost basis and the sum of projected cash flows from our loans into interest income over the estimated life of the loan using the interest method, which recognizes a level interest rate over the life of the loan.  We review projected cash flows, which include amounts realizable from the underlying properties, on a regular basis.  Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.  We also utilize the cost recovery method for loans when appropriate under the circumstances.

Investments in Commercial Finance

Investments in commercial finance assets consist of notes receivable, direct financing leases and operating leases and merchant future receivables.  Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.

Notes Receivable

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

Direct Financing Leases

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

Operating Leases

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

Merchant Future Receivables

Merit provides capital advances to small business on future credit card receipts.  Revenues from this operation are recorded under the effective interest method, wherein the amount of interest revenue recorded is directly tied to the balance (or carrying amount) of the receivable.

Allowance for Lease and Note and Merchant Future Receivable Losses

        We evaluate the adequacy of the allowance for possible losses of merchant future receivables on a quarterly basis based upon, among other factors, management’s experience of portfolio default rates and subsequent collectability.  We anticipate the merchant future receivables to be collected within a one year period.

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

Investment Securities Available-for-Sale

        We account for our investments in affiliates, financial fund management entities and other marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities in affiliates include our holdings in The Bancorp, Inc., or TBBK, (Nasdaq: TBBK) and RCC.  Investments in financial fund management entities include our direct investments in CDOs we sponsor as well as our indirect holdings in CDOs through our consolidation of the SFF entities.  These investment securities are classified as available-for-sale and, as such, are carried at fair value.  The determination of fair value is based on independent market quotations or, when such quotations are unavailable, valuation models prepared by independent third parties or our management.  These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.  Cumulative net unrealized gains and losses on these investment securities, net of tax, are reported through accumulated comprehensive income (loss).  Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in net income.

Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, (v) our intent and ability to hold the investment until the values recover, and (vi) for investments in CDOs, the estimated cash flows.  When the analysis of the above factors results in a conclusion that a decline in fair values is other than temporary, the cost of the investment is written down to fair value as of the reporting date and any previously unrealized loss is realized in the period such a determination is made.

Our interests in CDOs are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” or EITF 99-20.  In accordance with EITF 99-20, when adverse changes in estimated cash flows occur as a result of declining net spread, prepayments or credit loss experience, an other-than-temporary impairment is deemed to have occurred.  Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as a reduction of current earnings.  The cost basis adjustment for other-than-temporary impairment is recoverable only upon the sale or maturity of the security.

        Dividend income is recognized on securities classified as available-for-sale on the ex-dividend date.

Recently Issued Financial Accounting Standards

       In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  This Statement replaces SFAS 141, “Business Combinations.”  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009.  While we have not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements.  SFAS 160 is effective for our fiscal year beginning October 1, 2009.

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the Guide.  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (our fiscal year beginning October 1, 2008).  In October 2007, the FASB issued an exposure draft indefinitely deferring the effective date of this SOP.

In May 2007, the Financial Accounting Standards Board, or FASB, issued a Staff Position, or FSP, FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies.”  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (our fiscal year beginning October 1, 2008).  Certain consolidated subsidiaries currently apply investment company accounting.  We are currently evaluating the impact, if any, the adoption of this interpretation will have on our financial statements.

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

       In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for us, our fiscal year beginning October 1, 2008).  We are currently evaluating the expected effect, if any, SFAS 159 will have on our financial statements.

      In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities.  SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard will also require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of fiscal year 2009.  In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are currently determining the effect, if any, the adoption of SFAS 157 will have on our financial statements.

In September 2006, the staff of the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.

Prior to our application of the guidance in SAB 108, we used the rollover method for quantifying identified financial statement misstatements and concluded that they were immaterial individually and in the aggregate. With SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of a company’s fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings.  We elected to record the effects of applying SAB 108 using the cumulative effect transition method and recorded an adjustment of $676,000 to retained earnings on October 1, 2006.  The increase consisted of a decrease of $864,000 for salary expense to correct our accounting practice for recording incentive compensation for our employees, an increase of $129,000 for salary expense to correct the method used to record pension liability adjustments for our Supplemental Employee Retirement Plan, or SERP, and an increase of $59,000 for interest expense to adjust the amount of interest owed on a mortgage loan.

In September 2006, the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and other post retirement Plans.”  SFAS 158 requires an employer to recognize the over/under funded status of a defined benefit post retirement plan as an asset or liability, by recording the difference between the plan assets fair value and the benefit obligation.  The employer must recognize after-tax gains and losses as a result of changes in the funded status as a component of other comprehensive income.  The employer is also required to measure the funded status of a plan as of the date of its year end statements and disclose in the notes to the statements additional information regarding the net periodic benefit costs.  The adoption of SFAS 158 in fiscal 2007 did not have a significant impact on our financial position or results of operations.

On July 13, 2006, the FASB issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 (for us, our fiscal year beginning October 1, 2007) with early adoption permitted if no interim financial statements have been issued.  We will not elect for early adoption of FIN 48; accordingly, the provisions of FIN 48 will be implemented in the our first quarter ending December 31, 2007.  We do not believe the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at September 30, 2007.  We analyze only the potential impacts of hypothetical assumptions.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

At September 30, 2007, we held $243.4 million in commercial finance assets, comprised of notes, leases and merchant future receivables at fixed rates of interest.  We periodically sell these assets to the investment partnerships we sponsored and manage at our cost basis, generally within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  Further, we, along with our investment partnerships, maintain swap agreements to effectively fix the interest rates on the related debt, as discussed below.

In addition, we had weighted average borrowings of $81.1 million under a secured revolving credit facility with Morgan Stanley at September 30, 2007.  This facility is not subject to fluctuation in interest rates because we have entered into interest rate swap agreements which create a fixed interest rate on the entire balance.

Real Estate

Portfolio Loans and Related Senior Liens.  As of September 30, 2007, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

FIN 46-R Loan.  A mortgage that we consolidate at September 30, 2007 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Financial Fund Management

At September 30, 2007, we had three outstanding secured warehouse facilities to purchase bank loans with balances of $50.6 million, $165.4 million (Apidos VI CLO) and $223.5 million at interest rates of 5.98%, 6.29% and 5.49%, respectively.  These facilities will be reduced by $152.7 million upon the settlement of loans sold, not settled.  Apidos VI is expected to close on December 19, 2007.  A hypothetical 10% change in the interest rates on these facilities would change our annual interest expense by a total of approximately $685,000 based on projected CDO execution dates.

Other

At September 30, 2007, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $12.2 million for fiscal 2007 at an effective interest rate of 10.7%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $99,600.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2007 and 2006 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company recorded the cumulative effect of a change in accounting principle in connection with how the Company presented their equity earnings and losses in certain unconsolidated entities, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123-R, Share-Based Payment effective October 1, 2005 and the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements, when quantifying misstatements in the current year financial statements effective October 1, 2006.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  Schedules II, III and IV are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements.  These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource America, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2007 expressed an unqualified opinion on internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 13, 2007

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2007	2006
ASSETS
Cash	$14,624	$37,622
Restricted cash	19,340	8,103
Receivables	21,255	2,312
Receivables from managed entities	20,177	8,795
Loans sold, not settled	152,706	−
Loans held for investment, net	285,928	69,314
Investments in commercial finance, net	243,391	108,850
Investments in real estate, net	49,041	50,104
Investment securities available-for-sale	51,777	64,857
Investments in unconsolidated entities	36,777	26,626
Property and equipment, net	12,286	9,525
Deferred income taxes	30,995	6,408
Goodwill	7,941	−
Intangible assets, net	4,774	95
Other assets	18,664	24,142
Total assets	$969,676	$416,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$60,546	$29,526
Payables to managed entities	1,163	1,579
Borrowings	706,372	172,238
Deferred income tax liabilities	11,124	10,746
Minority interests	6,571	9,602
Total liabilities	785,776	223,691

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 26,986,975 and 26,485,227 shares issued, respectively (including unvested restricted stock of 199,708 and 83,519, respectively)	268	264
Additional paid-in capital	264,747	259,882
Retained earnings	25,724	25,464
Treasury stock, at cost; 9,369,960 and 9,110,290 shares, respectively	(102,014)	(96,960)
ESOP loan receivable	(223)	(465)
Accumulated other comprehensive (loss) income	(4,602)	4,877
Total stockholders’ equity	183,900	193,062
	$969,676	$416,753
The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended September 30,
	2007	2006	2005
REVENUES
Financial fund management	$64,151	$31,308	$15,944
Commercial finance	40,692	23,840	13,381
Real estate	22,987	23,076	17,791
	127,830	78,224	47,116
COSTS AND EXPENSES
Financial fund management	21,264	12,099	9,110
Commercial finance	19,681	14,443	8,884
Real estate	13,190	11,522	9,903
General and administrative	12,104	9,838	8,367
Depreciation and amortization	2,924	3,064	2,209
	69,163	50,966	38,473
OPERATING INCOME	58,667	27,258	8,643
OTHER (EXPENSE) INCOME
Interest expense	(33,566)	(10,119)	(2,811)
Minority interests	(2,142)	(1,775)	(1,403)
Other (loss) income, net	(14,395)	5,154	4,550
	(50,103)	(6,740)	336
Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	8,564	20,518	8,979
Provision for income taxes	2,764	3,236	3,591
Income from continuing operations before cumulative effect of a change in accounting principle	5,800	17,282	5,388
(Loss) income from discontinued operations, net of tax	(1,446)	1,231	11,070
Cumulative effect of a change in accounting principle, net of tax	−	1,357	−
NET INCOME	$4,354	$19,870	$16,458
Basic earnings per common share:
Continuing operations	$0.33	$0.98	$0.30
Discontinued operations	(0.08)	0.07	0.63
Cumulative effect of accounting change	−	0.08	−
Net income	$0.25	$1.13	$0.93
Weighted average shares outstanding	17,467	17,627	17,696
Diluted earnings per common share:
Continuing operations	$0.30	$0.90	$0.28
Discontinued operations	(0.07)	0.07	0.58
Cumulative effect of accounting change	−	0.07	−
Net income	$0.23	$1.04	$0.86
Weighted average shares outstanding	19,085	19,121	19,204

Dividends declared per common share	$0.27	$0.24	$0.20

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(in thousands)
						Accumulated
		Additional			ESOP	Other	Total
	Common	Paid-In	Retained	Treasury	Loan	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	Receivable	Income (Loss)	Equity	Income (Loss)
Balance, September 30, 2004	$255	$247,865	$90,164	$(77,667)	$(1,127)	$(1,575)	$257,915
Net income	−	−	16,458	−	−	−	16,458	$16,458
Treasury shares issued	−	144	−	290	−	−	434
Issuance of common shares	9	7,493	−	−	−	−	7,502
Tax benefit from exercise of stock options	−	2,517	−	−	−	−	2,517
Purchase of treasury shares	−	−	−	(5,179)	−	−	(5,179)
Other comprehensive income	−	−	−	−	−	1,762	1,762	1,762
Cash dividends	−	−	(3,533)	−	−	−	(3,533)
Distribution of shares of Atlas America, Inc.	−	−	(93,244)	−	−	1,865	(91,379)
Repayment of ESOP loan	−	−	−	−	639	−	639
Balance, September 30, 2005	264	258,019	9,845	(82,556)	(488)	2,052	187,136	$18,220
Net income	−	−	19,870	−	−	−	19,870	$19,870
Treasury shares issued	−	297	−	238	−	−	535
Stock-based compensation	−	1,137	−	−	−	−	1,137
Issuance of restricted common stock	−	305	−	−	−	−	305
Issuance of common shares	−	133	−	−	−	−	133
Tax benefit from exercise of stock options	−	231	−	−	−	−	231
Purchase of treasury shares	−	−	−	(14,642)	−	−	(14,642)
Minority interest created upon the conversion of notes	−	(240)	−	−	−	−	(240)
Other comprehensive income	−	−	−	−	−	2,825	2,825	2,825
Cash dividends	−	−	(4,251)	−	−	−	(4,251)
Repayment of ESOP loan	−	−	−	−	23	−	23
Balance, September 30, 2006	264	259,882	25,464	(96,960)	(465)	4,877	193,062	$22,695
Cumulative effect adjustment under SAB 108	−	−	676	−	−	−	676
Restated balance, October 1, 2006	264	259,882	26,140	(96,960)	(465)	4,877	193,738
Net income	−	−	4,354	−	−	−	4,354	$4,354
Treasury shares issued	−	443	−	314	−	−	757
Stock-based compensation	−	934	−	−	−	−	934
Restricted stock awards	−	1,004	−	−	−	−	1,004
Issuance of common shares	4	1,222	−	−	−	−	1,226
Tax benefit from exercise of stock options	−	2,090	−	−	−	−	2,090
Purchase of treasury shares	−	−	−	(5,368)	−	−	(5,368)
Cash dividends	−	−	(4,770)	−	−	−	(4,770)
Other comprehensive (loss)	−	−	−	−	−	(9,479)	(9,479)	(9,479)
Settlement of equity conversion feature underlying a subsidiary’s debt	−	(611)	−	−	−	−	(611)
Repayment of ESOP loan	−	(217)	−	−	242	−	25
Balance, September 30, 2007	$268	$264,747	$25,724	$(102,014)	$(223)	$(4,602)	$183,900	$(5,125)
The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,354	$19,870	$16,458
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	−	(1,357)	−
Impairment charge on CDO investments	12,580	−	−
Depreciation and amortization	3,699	3,180	2,247
Equity in earnings of unconsolidated entities	(15,022)	(8,747)	(7,807)
Minority interests	2,142	1,775	1,403
Distributions from unconsolidated entities	16,212	12,570	13,899
Loss (income) from discontinued operations	1,446	(1,231)	(11,070)
Losses on sales of loans	5,025	−	−
Gains on sales of investment securities available-for-sale	(3,533)	(668)	(1,544)
Gains on sales of assets	(3,974)	(7,715)	(7,781)
Deferred income tax (benefit) provision	(14,487)	(3,120)	3,591
Non-cash compensation on long-term incentive plans	2,695	1,739	1,251
Non-cash compensation issued	1,861	2,396	−
Non-cash compensation received	(1,404)	(1,844)	(1,839)
Increase in commercial finance investments	(67,210)	(68,376)	(17,886)
Changes in operating assets and liabilities	5,790	14,074	(12,393)
Net cash used in operating activities of continuing operations	(49,826)	(37,454)	(21,471)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,441)	(4,141)	(2,414)
Payments received on real estate loans and real estate	17,501	42,058	7,417
Investments in real estate	(20,917)	(33,004)	(16,753)
Return of capital from investments in unconsolidated entities	−	−	9,390
Purchase of investments	(23,225)	(34,820)	(26,800)
Proceeds from sale of investments	7,172	7,205	5,038
Net cash paid for acquisition	(20,708)	−	−
(Increase) decrease in other assets	(2,862)	(13,821)	321
Net cash used in investing activities of continuing operations	(48,480)	(36,523)	(23,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	745,598	570,448	267,643
Principal payments on borrowings	(649,055)	(501,088)	(258,865)
Investor contributions to financial fund management investments	−	−	10,410
Dividends paid	(4,770)	(4,251)	(3,533)
Distributions paid to minority interest holders	(2,368)	(1,600)	−
Increase in restricted cash	(10,156)	(3,103)	(5,000)
Proceeds from issuance of stock	1,226	133	5,819
Purchase of treasury stock	(5,368)	(14,642)	(5,179)
Tax benefit from exercise of stock options	2,090	231	2,517
Other	(611)	−	(1,660)
Net cash provided by financing activities of continuing operations	76,586	46,128	12,152
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(133)	1,771	23,566
Investing activities	−	37,172	−
Financing activities	(1,145)	−	−
Net cash (used in) provided by discontinued operations	(1,278)	38,943	23,566
Net cash retained by entities previously consolidated	−	(3,825)	−
(Decrease) increase in cash	(22,998)	7,269	(9,554)
Cash at beginning of period	37,622	30,353	39,907
Cash at end of period	$14,624	$37,622	$30,353

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - NATURE OF OPERATIONS

Resource America, Inc. (the "Company" or “RAI”) (Nasdaq: REXI) is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for outside investors in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, the Company seeks to develop investment vehicles for outside investors for which the Company manages the assets acquired pursuant to long-term management and operating arrangements.

In fiscal 2005 the Company sponsored Resource Capital Corp. (“RCC”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”).  The Company, through its indirect wholly-owned subsidiary, Resource Capital Manager, Inc. (“RCM”), provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

The Company limits its investment vehicles to investment areas where it owns existing operating companies or has specific expertise.

In commercial finance, the Company has sponsored three publicly-held commercial finance partnerships for whom it originated leases and notes.  The partnerships commenced operations in March 2003, April 2005, and December 2006, respectively.  In March 2007, the Company entered a new line of business to provide capital to small businesses to purchase future receivables through a credit card receipt advance program.  In addition, the Company manages a portfolio of commercial finance assets for RCC.

In real estate, the Company on behalf of RCC, manages commercial real estate secured loans, including whole loans, B-notes, mezzanine loans, mortgage-related securities and other real estate-related assets.  In addition, the Company has expanded its operations through the sponsorship of real estate investment partnerships and tenant-in-common (“TIC”) programs.  It has sponsored seven such investment funds, six of which have commenced operations and one of which was in the start-up phase and seven TIC programs as of September 30, 2007.  In September 2007, the Company along with a partner formed a separate venture which acquired a portfolio of real estate loans at a discount from the U.S. Department of Housing and Urban Development (“HUD”).  The Company also manages a portfolio of real estate loans for its own account and, principally as a result of loan restructurings or foreclosures, interests in real properties.

In financial fund management, the Company manages the following types of securities and loans:

•	trust preferred securities of banks, bank holding companies, insurance companies and other financial companies (“Trapeza”);

•	bank loans (“Apidos”);

•	asset-backed securities (“ABS”) including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) (“Ischus”);

•	international bank loans (“Resource Europe”); and

•	private equity investments.

The assets are managed on behalf of institutional and individual investors and RCC.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2007

NOTE 1 - NATURE OF OPERATIONS − (Continued)

Atlas America Spin-off

In 2004, Atlas America, Inc. (“Atlas America”) (Nasdaq: ATLS), which was than a wholly-owned subsidiary of the Company, completed its initial public offering of 2.6 million shares (19.8%) of its common stock.  The Company and Atlas America entered into various agreements in connection with that offering relating to the separation of the two companies discussed below.  On June 30, 2005, the Company distributed its 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend.  Each stockholder of the Company received 0.59367 shares of Atlas America for each share of Company common stock owned as of June 24, 2005, the record date.  Although the distribution itself was tax-free to the Company’s stockholders, there may be some tax liability as a result of the deconsolidation arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries.  The Company anticipates that all or portions of any liability arising from this transaction may be reimbursed to the Company by Atlas America.  The Company no longer consolidates Atlas America in its financial statements as of June 30, 2005, and the results of Atlas America’s operations have been reflected as discontinued operations in the consolidated statements of income (see Note 21).

In connection with the 2004 public offering of Atlas America, the Company and Atlas America entered into a master separation and distribution agreement which contains the key provisions relating to Atlas America’s separation from the Company.  There are two agreements referenced in the master separation and distribution agreement that govern the ongoing relationship between the Company and Atlas America that are still in effect at September 30, 2007.  These agreements are the tax matters agreement and the transition services agreement.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp (“LEAF”) in which the senior executives of LEAF hold a 14.9% interest (see Notes 4, 8 and 16).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation − (Continued)

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or for non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

In certain collateralized debt obligation (“CDO”) transactions sponsored by the Company, the Company provides credit support in the form of a first loss guarantee to the warehouse lender, which is typically an investment banking firm that provides the warehouse facility to a CDO issuer while the CDO issuer accumulates assets.  If the warehouse lender has to dispose of the assets it holds at a loss, the Company will reimburse the lender for its losses up to a specified amount.  Generally, the first loss amount ranges from 3% to 6% of the total assets accumulated in the warehouse facility during the accumulation phase.  The Company is often required to deposit an amount into an account held by the warehouse lender as assets are being accumulated.  The Company reflects these amounts as restricted cash on its consolidated balance sheet.  In these cases, the Company has generally determined the CDO issuer is a VIE, the first loss guarantee is a variable interest and that the Company is the primary beneficiary and required to consolidate the CDO issuer’s assets and liabilities which generally consist of leveraged and commercial loans and a warehouse debt facility. As of September 30, 2007, the Company consolidated three CDO issuers (Apidos VI, Apidos VII and Resource Europe II) under this type of arrangement.

When a sufficient amount of assets are accumulated, the CDO issuer will repay the warehouse facility by issuing various layers of CDO securities to investors in a private offering, the Company’s first loss guarantee is terminated and the Company no longer consolidates the CDO issuer. The Company generally serves as collateral asset manager of the CDO issuer and receives ongoing fees for this service until the expiration of the CDO issuer.

In applying FIN 46-R to its real estate sector, the Company evaluates various variable interests to determine whether they are in variable interest entities.  These variable interests were primarily subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of September 30, 2007, the Company continues to have two such interests wherein the Company is deemed to be the primary beneficiary of the VIE and the entities are included in the consolidated financial statements.

The Company is the general and a limited partner in two Structured Finance Funds (the “SFF entities”).  The limited partners do not have the substantive ability to remove the general partner without cause based on a simple majority vote.  In accordance with Emerging Issue Task Force Issue 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”), the Company, as the general partner, is presumed to control these entities, and therefore consolidates the limited partnerships.  Investment securities available-for-sale contain the interests in unconsolidated CDOs owned by the Company and interests owned by the SFF entities that the Company controls and as a result, are consolidated in its financial statements.  The Company's combined general and limited partner interests in the SFF entities range from 15% to 36% and the interests owned by third parties are reflected as minority interest.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation − (Continued)

All inter-company transactions and balances have been eliminated.

Investments in Unconsolidated Entities

The Company accounts for its investments in financial fund management, real estate and commercial finance investment vehicles under the equity method of accounting since the Company has the ability to exercise significant influence over operating and financial decisions of these entities.

Financial Fund Management

As a owner of limited and general partner interests in the Trapeza entities, the Company has the ability to exercise significant influence over their operating and financial decisions.  The Company's combined general and limited partner interests in these entities range from 13% to 50%.

The Company has interests in five other company-sponsored partnerships.  Four of these partnerships invest in regional banks and the other is organized as a hedge fund that the Company manages.  The Company’s combined general and limited partner interests in these partnerships range from approximately 5% to 10%.  Prior to October 1, 2005, two of these entities were consolidated in accordance with EITF 04-05.  In fiscal 2006, the partnership agreements were amended to give the limited partners substantive kick-out rights.  Therefore, the partnerships were no longer consolidated.

Historically, the Company has presented its equity earnings and losses of the Trapeza entities on a one-quarter delay as permitted under Generally Accepted Accounting Principles in the United States (“GAAP”).  Improvements in the timeliness and availability of financial data from the Trapeza entities have allowed the Company to report its share in those earnings on a current basis as of October 1, 2005.  As a result of this change, the Company’s equity in earnings of the Trapeza entities of $1.4 million, net of tax of $983,000, for the three months ended September 30, 2005 has been reported as a cumulative change in accounting principle as of October 1, 2005.

Real Estate

The Company has sponsored and manages five real estate limited partnerships, two limited liability companies and seven TIC property interests that invest in multi-family residential properties.

Commercial Finance

The Company has interests in three company-sponsored partnerships.  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 5%.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Reclassifications

Certain reclassifications have been made to the fiscal 2006 and fiscal 2005 consolidated financial statements to conform to the fiscal 2007 presentation.

Based on the Company’s intent to sell its interests in certain entities or businesses, the respective operations of these entities or businesses have been classified as discontinued and the related assets and liabilities have been classified as held for sale.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At September 30, 2007, the Company had $22.9 million (excluding restricted cash) in deposits at various banks, of which $20.2 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

Restricted Cash

At September 30, 2007 and 2006, the Company held $19.3 million and $8.1 million, respectively, of cash in escrow accounts in conjunction with certain financing arrangements (see Notes 12 and 19).

Foreign Currency Translation

Foreign currency transaction gains and losses of the Company’s European operations are recognized in the determination of net income.  Foreign currency translation adjustments related to these foreign operations are accumulated in other comprehensive income, a separate component of shareholders’ equity.

Revenue Recognition – Fee Income

RCC Management Fees

RCC invests in a diversified portfolio of B notes, CMBS and other real estate-related loans and commercial finance assets.  The Company receives fees and is reimbursed for its expenses for the management of RCC as follows:

•
a monthly base management fee equal to 1/12th of the amount of RCC’s equity, as defined by the Management Agreement, multiplied by 1.50%; incentive compensation based on the products of (i) 25% of the dollar amount by which, (A) RCC’s net income per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in the offerings of RCC, multiplied by (2) the greater of (a) 2.00% or (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the Management Agreement for such quarter), multiplied by (ii) the weighted average number of common shares outstanding for the quarter.  The calculation may be adjusted for one time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of RCC; and

•	out-of-pocket expenses and certain other costs incurred by the Company associated with RCC and its operations.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income − RCC Management Fees − (Continued)

The quarterly incentive compensation is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RCC common stock.  The Company may elect to receive more than 25% of its incentive compensation in RCC restricted stock.  However, the Company’s ownership percentage in RCC, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing prices of RCC common stock over the thirty day period ending three days prior to the issuance of such shares.

In connection with the formation of RCC in March 2005, the Company received restricted shares and options to purchase common shares of RCC.  The Company accounts for the RCC restricted stock and stock options it has received in accordance with EITF 00-8, "Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services."  The terms of the stock award agreement provide that the deferred compensation be amortized over a three-year graded vesting period.  The unvested stock and options are adjusted quarterly to reflect changes in the market value of RCC as performance under the agreement is completed.

Furthermore, the Company receives an acquisition fee of 1% of the carrying value of the commercial finance assets it sells to RCC.

In fiscal 2007, 2006 and 2005, the management incentive and acquisition fees that the Company received from RCC were $9.0 million, $8.2 million and $3.9 million, respectively, or 7%, 10% and 8%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

Financial Fund Management Fees

The Company earns fees on assets managed on behalf of institutional and individual investors.  Collateral management fees are received for managing the assets held by CDOs issuers that the Company sponsors.  These fees, which vary by CDO, range between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuer.

Additionally, the Company receives fees for managing the assets held by the partnerships it sponsors and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.

Real Estate Fees

The Company receives acquisition fees of 1.75% of the net purchase price of properties acquired by real estate investment vehicles it sponsors and financing fees equal to 1.75% of the debt obtained or assumed related to the properties acquired.  In conjunction with TIC acquisitions, the Company also may receive a bridge equity fee.  The Company recognizes these fees when its sponsored partnerships or TIC programs acquire the properties and obtain the related financing.

The Company also receives a monthly property management fee equal to 5% of the gross operating revenues from the underlying properties.  The Company typically subcontracts its property management obligations to third party property managers.  The Company recognizes this fee monthly when earned.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income − Real Estate Fees − (Continued)

Additionally, the Company receives an annual investment management fee from the limited partnerships equal to 1% of the gross offering proceeds of each partnership for its services.  The Company receives an annual asset management fee from the TIC programs equal to 1% of the gross revenues from the property in connection with its performance of its asset management responsibilities.  The Company receives an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties.  These investment management fees and asset management fees are recognized ratably over each annual period.

Commercial Finance Fees

The Company records acquisition fees from its leasing partnerships and, until September 2006, from Merrill Lynch Commercial Finance Corp. (“Merrill Lynch”), equal to a percentage of the cost of leased equipment acquired as compensation for expenses incurred related to the lease acquisition.  Acquisition fees range from 1% to 2%.  These fees are earned at the time of the sale of the related leased equipment to its partnerships and Merrill Lynch.

The Company recorded gains or losses on the sales of leases and notes to Merrill Lynch based on the present value of the estimated cash flows that it retained over the estimated outstanding period of the receivables.  This excess cash flow essentially represented an "interest-only" ("I/O") strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees.  During fiscal 2006 and 2005, the Company recognized gains of $28,000 and $313,000, net of tax, respectively related to the I/O strip.  On September 26, 2006, the Company terminated this program with Merrill Lynch.

The Company also records management fees for managing and servicing the leased assets acquired and earns fees at the time the service is performed.  The Company also currently records servicing fees ranging from 2% to 4% of gross rental payments received from certain parties and servicing fees that average 1% of the managed portfolio balance from others.  Further, the Company records fees as a reimbursement of its operating and administrative expenses incurred to manage the investment partnerships.

Other Revenues

Fees from delinquent payments are recognized when received and are included in other income.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Stock-Based Compensation

Employee stock options

The Company follows Statement of Financial Accounting Standards (“SFAS”) 123-R, “Accounting for Stock-Based Compensation,” (“SFAS 123-R”) as revised.  Accordingly, employee stock option grants are being expensed over their respective vesting periods, based on the estimated fair value of each award as determined on the date of grant.

For fiscal 2005, the Company accounted for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25 and related interpretations.  No stock-based employee compensation expense was reflected in net income since each option granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS 123-R requires the disclosures of pro forma net income and earnings per share as if the Company had adopted the fair value method for stock options granted.  The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123-R (in thousands, except per share data):

Year Ended September 30,
2005
Net income	$16,458
Stock-based employee compensation determined under the fair value-based method, net of tax	(3,244)
Pro forma net income	$13,214
Basic earnings per share:
As reported	$0.93
Pro forma	$0.75
Diluted earnings per share:
As reported	$0.86
Pro forma	$0.69

Restricted common stock

The Company values the restricted stock it issues based on the closing price of the underlying stock on the date of the grant.

Loans

Loans Held for Investment and Loans Sold, Not Settled

The CDO issuers that the Company manages and consolidates, in accordance with FIN 46-R, purchase participations in corporate leveraged loans and commercial real estate loans in the secondary market and through syndications of newly-originated loans.  These loans are held for investment; therefore, the Company initially records them at their purchase price, and subsequently accounts for them based on their outstanding principal plus or minus any unamortized premiums or discounts.  The Company may sell a loan held for investment if the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease.  Once the Company decides that it no longer will hold the loan for investment, the loan is recorded at the lower of amortized cost or fair value.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans − Loans Held for Investment and Loans Sold, Not Settled− (Continued)

Purchases and sales of loans held for investment are recorded on a trade date basis.  Trades that did not settle as of September 30, 2007 were classified as loans sold, not settled on the consolidated balance sheet.  Gains and/or losses on sales of loans held for investment are recorded as of the trade date.

Interest Income on Loans

Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into income using the effective yield method.  When the Company purchases a loan or pool of loans at a discount, it considers the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” (“SOP 03-3”) to evaluate whether all or a portion of the discount represents accretable yield.  If a loan with a premium or discount is prepaid, the Company immediately recognizes the unamortized portion as a decrease or increase to interest income.

Allowance for Loan Losses

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows.  Increases in the allowance for loan losses are recognized in the statements of income as a provision for loan losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for loan losses.

For its real estate loans included in investments in real estate in the consolidated balance sheet, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of loans and real estate.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company continuously monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues.  The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans − Allowance for Loan Losses − (Continued)

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

Loans Purchased at a Discount

The Company holds two real estate loans that it acquired at a discount due to credit quality, and accounts for these loans in accordance with SOP 03-03.  The Company accretes the difference between its cost basis and the sum of projected cash flows from its loans into interest income over the estimated life of the loan using the interest method, which recognizes a level interest rate over the life of the loan.  The Company reviews projected cash flows, which include amounts realizable from the underlying properties, on a regular basis.  Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.  The Company also utilizes the cost recovery method for loans when appropriate under the circumstances.

Investments in Commercial Finance

Investments in commercial finance assets consist of notes receivable, direct financing leases and operating leases and merchant future receivables.  Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.

Notes Receivable

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

Direct Financing Leases

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Commercial Finance − (Continued)

Operating Leases

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

Merchant Future Receivables

Merit Capital Advance (“Merit”), an indirect subsidiary of LEAF, provides capital advances to small business on future credit card receipts.  Revenues from this operation are recorded under the effective interest method, where in the amount of interest revenue recorded is directly tied to the balance (or carrying amount) of the receivable.

Allowance for Possible Lease and Note and Merchant Future Receivable Losses

        The Company evaluates the adequacy of the allowance for possible losses of lease and notes and merchant purchased future receivables on a quarterly basis based upon, among other factors, management’s experience of portfolio default rates and subsequent collectability.  The Company anticipates that merchant future receivables to be collected within a one year period.

         Generally, during the lease terms of existing operating leases, the Company will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no writedowns of equipment during fiscal 2007, 2006 and 2005.

The Company generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.

Investment Securities Available-for-Sale

        The Company accounts for its investments in affiliates, financial fund management entities and other marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities in affiliates include the Company’s holdings in The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK) and RCC.  Investments in financial fund management entities include the Company’s direct investments in CDOs it sponsors as well as its indirect holdings in CDOs through its consolidation of the SFF entities.  These investment securities are classified as available-for-sale and, as such, are carried at fair value.  The determination of fair value is based on independent market quotations or, when such quotations are unavailable, valuation models prepared by independent third parties or the Company’s management.  These models include estimates and the valuations derived from them could differ materially from amounts realizable in an open market exchange.  Cumulative net unrealized gains and losses on these investment securities, net of tax, are reported through accumulated comprehensive income (loss).  Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in net income.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities Available-for-Sale − (Continued)

        Periodically, the Company reviews the carrying value of its available-for-sale securities.  If the Company deems an unrealized loss to be other than temporarily impaired, it will record an impairment charge.  Realized gains and losses on the sale of investments are determined on the basis of specific identification.  The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, (v) the Company’s intent and ability to hold the investment until the values recover, and (vi) for investments in CDOs, the estimated cash flows.  When the analysis of the above factors results in a conclusion that a decline in fair values is other than temporary, the cost of the investment is written down to fair value as of the reporting date and any previously unrealized loss is realized in the period such a determination is made (see Note 8).

The Company’s interests in CDOs are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” (“EITF 99-20”).  In accordance with EITF 99-20, when adverse changes in estimated cash flows occur as a result of declining net spread, prepayments or credit loss experience, an other-than-temporary impairment is deemed to have occurred.  Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as a reduction of current earnings.  The cost basis adjustment for other-than-temporary impairment is recoverable only upon the sale or maturity of the security.

Dividend income is recognized on securities classified as available-for-sale on the ex-dividend date.

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps to add stability to its interest expense and to manage its exposure to interest rate movements or other identified risks.  The Company has designed these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”).  SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value.  The Company records changes in the estimated fair value of the derivative in other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Accounting for Income Taxes

         The Company provides for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.”  Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized.  The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized (see Note 15).

Recently Issued Financial Accounting Standards

          In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  This Statement replaces SFAS 141, “Business Combinations.”  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009.  While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.  SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards − (Continued)

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (for the Company, its fiscal year beginning October 1, 2008).  In October 2007, the FASB issued an exposure draft indefinitely deferring the effective date of this SOP.

In May 2007, the FASB issued Staff Position (“FSP”) FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies” (“FSP FIN 46-R(7)”).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  Certain consolidated subsidiaries currently apply investment company accounting.  The Company is currently evaluating the impact, if any, the adoption of this interpretation will have on its financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force (“EITF”) 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (for the Company, its fiscal year beginning October 1, 2007).  The Company does not expect that EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  The Company is currently evaluating the expected effect, if any, SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities (“SFAS 157”).  SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard will also require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards − (Continued)

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.

Prior to the Company’s application of the guidance in SAB 108, the Company used the roll-over method for quantifying identified financial statement misstatements and concluded that they were immaterial individually and in the aggregate. With SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of a Company’s fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method and recorded an adjustment of $676,000 to retained earnings on October 1, 2006.  The increase consisted of a decrease of $864,000 to salary expense to correct its accounting practice for recording incentive compensation for its employees, an increase of $129,000 to salary expense to correct the method used to record pension liability adjustments for the Supplemental Employee Retirement Plan (“SERP”) and an increase of $59,000 to interest expense to adjust the amount of interest owed on a mortgage loan.

In September 2006, the FASB issued SFAS 158, “Employer’s Accounting for Defined Benefit Pension and other post retirement Plans” (“SFAS 158”).  SFAS 158 requires an employer to recognize the over/under funded status of a defined benefit post retirement plan as an asset or liability, by recording the difference between the plan assets fair value and the benefit obligation.  The employer must recognize after-tax gains and losses as a result of changes in the funded status as a component of other comprehensive income.  The employer is also required to measure the funded status of a plan as of the date of its year end statements and disclose in the notes to the statements additional information regarding the net periodic benefit costs.  The adoption of SFAS 158 in fiscal 2007 did not have a significant impact on the Company’s financial position or results of operations.

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 (for the Company, its fiscal year beginning October 1, 2007) with early adoption permitted if no interim financial statements have been issued.  The Company did not elect to early adopt FIN 48 and will implement it in the Company’s fiscal quarter ending December 31, 2007.  The Company does not believe the adoption of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years Ended September 30,
	2007		2006		2005
Cash paid during the years for:
Interest		$18,929		$12,294		$2,952
Income taxes		$3,251		$6,106		$10,836
Non-cash activities include the following:
Conversion of notes (see Note 4):
Increase in minority interest	$	−		$240	$	−
Net reduction of equity	$	−		$205	$	−
Transfer of loans held for investment (see Note 5):
Reduction of loans held for investment		$418,801		$541,060	$	−
Termination of associated warehouse credit facilities		$418,284		$538,557	$	−
Activity on secured warehouse facilities related to loans held for investment:
Purchase of loans		$1,085,863		$546,303		$103,771
Borrowings to fund purchases		$788,527		$510,434		$97,550
Proceeds from sale of loans		$280,970		$24,812		$1,501
Principal payments on loans		$60,896		$8,805		$4,520
Use of funds held in escrow for purchases of loans		$3,000	$	−	$	−
(Losses) gains on sale of loans		$(5,025)		$28	$	−
Sales of loans not settled		$152,706	$	−	$	−
Distribution of shares of Atlas America to shareholders	$	−	$	−		$91,379
Real estate received in exchange for notes upon foreclosure on loans	$	−	$	−		$11,011
Receipt of notes upon resolution of real estate investments and a FIN 46-R asset	$	−		$5,135		$2,240
Distribution of RCC stock-based awards	$	−		$5,621	$	−
Acquisition of leasing division of Pacific Capital Bank (see Note 6):
Commercial finance assets acquired		$67,816	$	−	$	−
Purchase of intangible assets		$4,810	$	−	$	−
Goodwill acquired		$7,941	$	−	$	−
Debt incurred for acquisition		$59,800	$	−	$	−

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 4 – EARNINGS (LOSS) PER SHARE

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

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Years Ended September 30,
	2007	2006	2005
Earnings − Basic
Continuing operations	$5,800	$17,282	$5,388
Discontinued operations	(1,446)	1,231	11,070
Cumulative effect of accounting change (1)	−	1,357	−
Net income	$4,354	$19,870	$16,458

Earnings − Diluted
Continuing operations	$5,800	$17,282	$5,388
Minority interest from the assumed conversion of notes (2)	−	(35)	(29)
Income from continuing operations, as adjusted	5,800	17,247	5,359
Discontinued operations	(1,446)	1,231	11,070
Cumulative effect of accounting change (1)	−	1,357	−
Net income	$4,354	$19,835	$16,429

Shares (3)
Basic shares outstanding	17,467	17,627	17,696
Dilutive effect of stock option and award plans	1,618	1,494	1,508
Dilutive shares outstanding	19,085	19,121	19,204

(1)	The Company recorded a cumulative adjustment for the elimination of the one-quarter delay in reporting its equity in earnings of the Trapeza entities (see Note 2).

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

(3)
As of September 30, 2007, options to purchase 527,250 shares were outstanding but were excluded from the computation of Diluted EPS, as their effect would have been antidilutive.  The exercise prices on those options ranged from $16.66 to $27.84.  As of September 30, 2006, there were 30,000 antidilutive options with an exercise price of $21.09.  As of September 30, 2005, all outstanding options were dilutive.

NOTE 5 − LOANS HELD FOR INVESTMENT AND LOANS SOLD, NOT SETTLED

       In connection with the substantial volatility and reduction in liquidity in global credit markets that commenced in July 2007, the Company decided to decrease its exposure to corporate bank loans principally in Europe, and to a lesser extent the United States (see Note 18).  As a result, the Company entered into trades, not all of which had settled as of September 30, 2007, to sell certain bank loans.  These trades will generate gross proceeds totaling $152.7 million, and resulted in a realized loss for fiscal 2007 of $2.4 million, which was recorded in the consolidated statements of income.  All proceeds from these trades will be used to repay related warehouse debt upon settlement of each transaction, which is expected to take place in fiscal 2008 (see Note 12).  In addition, the Company traded other bank loan positions during the fourth fiscal quarter of 2007 which had settled as of September 30, 2007, resulting in an additional realized loss of $2.6 million.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 5 − LOANS HELD FOR INVESTMENT AND LOANS SOLD, NOT SETTLED − (Continued)

The following is a summary of the secured bank loans held for investment by CDO issuers that the Company consolidated in accordance with FIN 46-R (in thousands):

	September 30,
	2007	2006
Principal	$284,906	$69,312
Unamortized premium	1,160	18
Unamortized discount	(138)	(16)
Loans held for investment, net	$285,928	$69,314

        At September 30, 2007, the portfolio of secured bank loans consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”), including European LIBOR rates, plus 1.38% to 8.50%, with maturity dates ranging from March 2010 to June 2022.  At September 30, 2006, the portfolio consisted of floating rate loans at various LIBOR rates, including European LIBOR rates, plus 1.75% to 4.25%, with maturity dates ranging from October 2012 to March 2016.  There were no fixed rate loans as of September 30, 2007 or 2006.

At September 30, 2007, all of the Company’s loans were current with respect to the scheduled payments of principal and interest.  In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred.

NOTE 6 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	September 30,
	2007	2006
Direct financing leases, net	$44,100	$32,275
Notes receivable	192,262	74,864
Assets subject to operating leases, net of accumulated depreciation of $7 and $46	250	1,711
Merchant future receivables, net	6,779	−
Investments in commercial finance, net	$243,391	$108,850

The interest rates on notes receivable generally range from 7% to 15%.

The components of direct financing leases are as follows (in thousands):

	September 30,
	2007	2006
Total future minimum lease payments receivables	$50,196	$37,398
Initial direct costs, net of amortization	658	598
Unguaranteed residuals	442	362
Unearned income	(7,196)	(6,083)
Investments in direct financing leases, net	$44,100	$32,275

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 6 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

The Company routinely sells without recourse the leases and notes it acquires or originates to the investment entities it manages (including RCC and, prior to September 26, 2006, Merrill Lynch) shortly after their acquisition or origination in accordance with agreements with each party.  As a result of these routine sales of leases and notes as well as the Company’s credit evaluations, management concluded that no allowance for possible losses was needed at September 30, 2007, 2006 and 2005 on its leases and notes.  The Company’s policy is to write off those leases and notes which are in default and for which management has determined the probability of collection to be remote.  Write-offs, net of recoveries, of leases and notes for fiscal 2007 and 2006 were $97,000 and $73,000, respectively.  The Company did not record any write-offs during fiscal 2005. Lease and note terms extend over many years. The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases for each of the five succeeding annual periods ending September 30 and thereafter, are as follows (in thousands):

	Direct Financing Leases	Notes Receivable	Operating Leases (1)
2008	$14,444	$82,506	$75
2009	12,982	35,647	74
2010	10,678	26,885	64
2011	7,338	17,885	26
2012	3,236	8,240	−
Thereafter	1,518	21,099	−
	$50,196	$192,262	$239

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

Merchant future receivables, net of allowance for losses, are as follows as of September 30, 2007 (in thousands):

Merchant future receivables	$6,899
Allowance for losses	(120)
Merchant future receivables, net	$6,779

The following table summarizes the activity in the allowance for losses for fiscal 2007 (in thousands):

Balance, October 1, 2006	$	−
Provision		229
Write-offs		(109)
Balance, September 30, 2007		$120

Acquisition of Leasing Division of Pacific Capital Bank

On June 19, 2007, LEAF acquired the leasing division of Pacific Capital Bank, N.A. (“PCB”) based in Santa Barbara, California.  The acquisition included a portfolio of small ticket leases and loans, customer lists, a lease origination team (20 persons), business platform and other intangibles and significantly expanded LEAF’s third-party lease origination capability and assets under management.  LEAF continues to operate the third-party business from Santa Barbara to originate lease assets for the investment partnerships it sponsors.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 6 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

Acquisition of Leasing Division of Pacific Capital Bank − (Continued)

In conjunction with the PCB acquisition, LEAF’s investment partnerships were assigned and subsequently acquired $201.7 million of the PCB’s leases and notes.  The total purchase price for PCB of $282.2 million has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition.  Management is in the process of evaluating the deferred income tax consequences of the acquisition (see Note 11).

LEAF funded its portion of the acquisition with $59.8 million of borrowings under a $100.0 million short-term revolving credit facility (see Note 12) and $20.7 million in cash.  The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Amount
Leases and notes	$67,816
Goodwill, customer lists, business platform and other intangibles	12,701
Acquired by LEAF	80,517
Leases and notes acquired by LEAF’s investment partnerships	201,665
Total purchase price, including acquisition costs	$282,182

NOTE 7 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	September 30,
	2007	2006
Real estate loans:
Balance, beginning of period	$28,739	$25,923
New loans	1,597	5,109
Additions to existing loans	42	2,310
Collection of principal	(3,373)	(5,068)
Other	760	465
Allowance for loan losses	(629)	(770)
Balance, end of period	27,136	27,969
Real estate:
Ventures	9,769	9,519
Owned, net of accumulated depreciation of $2,125 and $1,736	12,136	12,616
Total real estate	21,905	22,135
Investments in real estate, net	$49,041	$50,104

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 7 – INVESTMENTS IN REAL ESTATE − (Continued)

The following table summarizes the activity in the allowance for losses on real estate loans (in thousands):

	Years Ended September 30,
	2007	2006	2005
Balance, beginning of year	$770	$770	$770
Provision	−	−	−
Write-offs	(141)	−	−
Balance, end of year	$629	$770	$770

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of the Company’s investment securities available-for-sale (in thousands):

	September 30,
	2007	2006
RCC stock, including unrealized losses of $7,344 and net unrealized gains of $879	$22,099	$29,588
TBBK stock, including net unrealized gains of $1,010 and $5,696	2,184	9,132
CDO securities, including net unrealized losses of $7,543 and $1,471	27,494	26,137
Total investment securities available-for-sale	$51,777	$64,857

The Company held approximately 2.0 million shares of RCC at September 30, 2007 and 2006.  In addition, the Company held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock at September 30, 2007 and 2006.

The Company held 118,290 and 358,290 shares of TBBK at September 30, 2007 and 2006, respectively.  Included in other assets at September 30, 2007 and 2006 are an additional 123,719 shares of TBBK as well as $1.2 million and $1.0 million, respectively, of other equity securities that are held in a supplemental employment retirement plan (“SERP”) plan for the Company’s former Chief Executive Officer.

Investments in CDO securities represent investments in the CDO issuers that the Company sponsored and manages.  Investments in 18 and 10 CDOs at September 30, 2007 and 2006, respectively, were held directly through the Company’s financial fund management entities and indirectly through the consolidation of the SFF entities.  Interests owned by third parties of the SFF entities, reflected as minority interest holdings on the consolidated balance sheet, totaled $3.6 million as of September 30, 2007.  The investments held by the respective CDOs are sensitive to interest rate fluctuations, which accordingly impact their fair value.  Unrealized losses are generally caused by the effect of rising interest rates on certain securities with stated interest rates that are below market.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 8 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

Unrealized Losses

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in CDO securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
September 30, 2007	$35,037	$26	$(7,569)	$27,494
September 30, 2006	$27,608	$89	$(1,560)	$26,137

Unrealized losses as of September 30, 2007 and 2006 along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands):

	Estimated Fair Value	Less than 12 Months	Estimated Fair Value	More than 12 Months
September 30, 2007	$39,291	$(9,656)	$6,700	$(5,246)
September 30, 2006	$13,383	$(735)	$5,517	$(825)

Realized Losses

The global credit markets have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the subprime sector.  Consequently, in the fourth quarter of fiscal 2007, the Company recorded a $12.6 million charge for the other–than-temporary impairment of certain of its investments in CDOs, primarily those with investments in real estate ABS, including RMBS and CMBS, and trust preferred securities of a subprime lender and a subprime investor.  There were no impairment charges in fiscal 2006 or 2005 (see Note 18).

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	September 30,		Range of Combined
	2007	2006	Partnership Interests
Trapeza entities	$16,190	$15,007	13% to 50%
Financial fund management partnerships	7,185	5,772	5% to 10%
Real estate investment partnerships	7,926	3,927	5% to 10%
Commercial finance investment partnerships	2,109	1,353	1% to 5%
TIC property interests (1)	3,367	567	N/A
Total investments in unconsolidated entities	$36,777	$26,626

(1)	The Company held an interest in one TIC property at September 30, 2007 and another TIC property at September 30, 2006.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES − (Continued)

The Company has equity interests of 50% and 33.33% in the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC and Trapeza Management Group, LLC, respectively.  The Company does not consolidate these entities since it does not have control over them and has reported the equity results of these entities on a current basis since the beginning of fiscal 2006.  Summarized operating data for these entities is presented below (in thousands):

	Years Ended September 30,
	2007	2006	2005
Trapeza Capital Management, LLC
Management fees	$13,160	$6,810	$5,432
Operating expenses	(2,876)	(1,746)	(1,151)
Other expenses	(29)	(170)	(356)
Net income	$10,255	$4,894	$3,925

	Years Ended September 30,
	2007	2006	2005
Trapeza Management Group, LLC
Management fees	$2,717	$2,724	$2,342
Operating expenses	(213)	(255)	(243)
Other expenses	(28)	(69)	909
Net income	$2,476	$2,400	$3,008

NOTE 10 − PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated	September 30,
	Useful Lives	2007	2006
Leasehold improvements	1-15 years	$4,420	$2,894
Real estate assets − FIN 46-R	40 years	3,900	3,900
Furniture and equipment	3-10 years	9,438	6,262
		17,758	13,056
Accumulated depreciation and amortization		(5,472)	(3,531)
Property and equipment, net		$12,286	$9,525

NOTE 11 − INTANGIBLE ASSETS

The components of intangible assets as of September 30, 2007 and 2006 were (in thousands):

		September 30,
	Estimated Useful Lives	2007	2006
Customer lists	10 years	$4,760	$	−
Other intangibles	7 years	332		332
		5,092		332
Accumulated amortization		(318)		(237)
Intangible assets, net		$4,774		$95

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 11 − INTANGIBLE ASSETS − (Continued)

All of the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets totaled $80,000, $47,000 and $47,000 for fiscal 2007, 2006 and 2005, respectively.  Estimated amortization expense of the Company’s existing intangible assets for the years ending September 30 and thereafter is as follows (in thousands):

2008	$446
2009	681
2010	797
2011	825
2012	688
Thereafter	1,337
$4,774

NOTE 12 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of September 30,
	2007		2006
	Amount of Facility	Balance	Balance
	(in millions)	(in thousands)	(in thousands)
Financial fund management - Secured warehouse credit facilities consolidated under FIN 46-R	$300.0	$50,626	$ −
	570.9	223,549	−
	400.0	165,364	2,900
	−	−	66,397
	$1,270.9	439,539	69,297

Commercial finance - Secured revolving credit facilities	$100.0	−	−
	150.0	83,900	86,400
	250.0	137,637	−
	$500.0	221,537	86,400

Corporate – Secured revolving credit facilities	$75.0	29,600	−
	14.0	−	−
	$89.0	29,600	−

Other debt		15,696	16,541
Total borrowings outstanding		$706,372	$172,238

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 12 – BORROWINGS − (Continued)

Financial fund management - Secured warehouse credit facilities

The Company is a party to various warehouse credit agreements for facilities which provide funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities are consolidated by the Company in accordance with FIN 46-R while the assets accumulate prior to the completion of the CDO.  Upon the closing of the CDO, the facility is terminated and the interest is paid.  The following financial fund management facilities were in place at September 30, 2007:

•
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley Bank (“Morgan Stanley”) and expires on January 16, 2008.  The associated CDO is anticipated to close in fiscal 2008.  The interest rate is LIBOR plus 75 basis points.  The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 19).  Average borrowings in fiscal 2007 were $3.0 million at an average interest rate of 6.1%.

•
In January 2007, a EUR 400.0 million facility (approximately $570.9 million at September 30, 2007) was opened with Morgan Stanley.  The facility expires on January 11, 2008.  The associated CDO is anticipated to close in fiscal 2008.  The interest rate is European LIBOR plus 75 basis points.  The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 19).  Average borrowings in fiscal 2007 were $108.0 million at an average interest rate of 5.0%.

•
In August 2006, a $400.0 million facility was opened with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”).  The associated CDO is scheduled to close in December 2007.  The interest rate is LIBOR plus 62.5 basis points.  The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 19).  Average borrowings in fiscal 2007 were $138.5 million at an average interest rate of 6.0%.  Average borrowings in fiscal 2006 were $134,000 at an average interest rate of 6.0%.

The following financial fund management warehouse facilities were terminated upon the closing of the underlying CDO or assumed by another entity during fiscal 2007:

•
a EUR 300.0 million facility opened June 2006 with affiliates of Credit Suisse International was terminated in May 2007.  The interest rate was at European LIBOR plus 65 basis points.  Average borrowings for fiscal 2007 were $114.2 million at an average interest rate of 4.5%.  Average borrowings for fiscal 2006 were $7.1 million at an average rate of 3.5%.  The balance outstanding at September 30, 2006 was $66.4 million;

•	a $350.0 million facility opened May 2005 with Credit Suisse First Boston was terminated in December 2005. Average borrowings for fiscal 2006 were $35.5 million at an average interest rate of 4.0%;

•
a $290.0 million facility with J.P. Morgan opened March 2006 was transferred to and assumed by an unrelated third party in July 2006, including $59.1 million of outstanding borrowings.  Average borrowings for fiscal 2006 were $8.0 million at an average interest rate of 5.8%;

•
a $350.0 million facility with affiliates of Credit Suisse opened December 2006 was transferred and assumed by RCC in January 2007, including $149.3 million of outstanding borrowings.  The escrow deposit was returned with interest to the Company. Average borrowings in fiscal 2007 were $2.4 million at an average interest rate of 6.0%; and

•	a $250.0 million facility with Morgan Stanley opened March 2006 was terminated in September 2006. Average borrowings for fiscal 2006 were $49.5 million at an average interest rate of 6.2%.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 12 – BORROWINGS − (Continued)

Commercial finance - Secured revolving credit facilities

       In June 2007, LEAF entered into a $100.0 million short-term revolving credit facility with a commercial bank.  The facility had an original maturity date of August 2007 that was extended to October 31, 2007.  The facility terminated on that date. Interest is charged at one of three rates:  (i) LIBOR plus 1.75%, (ii) one-month LIBOR divided by the sum of 1 minus the LIBOR reserve percent, plus 1.75%; and (iii) the higher of the lender’s base rate or the federal funds rate plus 50 basis points.  Weighted average borrowings in fiscal 2007 were $5.6 million at an effective interest rate of 7.2%.  There were no outstanding borrowings on this facility as of September 30, 2007.

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  In September 2007, LEAF entered into an interest rate swap agreement in the amount of $75.0 million for this facility in order to mitigate fluctuations in LIBOR (see Note 14).  The swap agreement terminates in September 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Weighted average borrowings in fiscal 2007 were $83.7 million at an effective interest rate of 7.5%.

In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC.  As part of the agreement, LEAF reimbursed RCC $125,000 for the commitment fees it had paid and assumed a liability for an additional $725,000 of commitment fees and other costs.  The facility is non-recourse to the Company and expires in October 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest is charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million.  Interest and principal payments are due monthly.  The Company utilizes interest rate swap agreements to mitigate fluctuations in LIBOR (see Note 14).  The swap agreements terminate at various dates ranging from November 2011 to November 2020.  Weighted average borrowings in fiscal 2007 were $81.1 million at an effective interest rate of 6.0%.

Commercial finance – Terminated Secured revolving credit facilities

The following commercial finance warehouse facilities were terminated during fiscal 2007:

•
Merit was formed in March 2007 as a joint venture between LEAF and a financial institution to provide capital advances to small companies based on future credit card receipts.  The partner provided Merit a $1.5 million convertible subordinated 15% note (convertible into a 50% ownership interest in Merit) and a $30.0 million line of credit.  The note was repaid and terminated by mutual agreement of the parties and the $2.2 million of outstanding borrowings on the line of credit were repaid and the facility was terminated.  In September 2007, in connection with the termination agreement, outstanding interest and fees due the lender were settled and the lender was issued warrants to acquire 30% of Merit.  Merit paid $720,000 in connection with this settlement, of which $611,000 was allocated to the settlement of the equity conversion feature and is reflected in the statement of changes in stockholders’ equity at September 30, 2007.  Interest on the line was charged at a rate of LIBOR plus 8.5%.  Weighted average borrowings in fiscal 2007 were $172,000 at an effective interest rate of 13.1%, exclusive of origination and unused fees of $94,000.

•
Two secured commercial finance revolving credit facilities were repaid and terminated in July 2006 with the proceeds from the $150.0 million National City Bank facility.  Weighted average borrowings on these facilities in fiscal 2006 were $60.6 million, at a weighted average interest rate of 7.0%.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 12 – BORROWINGS − (Continued)

Corporate – Secured revolving credit facilities

     Commerce Bank, N.A.  In May 2007, the Company entered into a $75.0 million revolving credit facility with Commerce Bank, N.A. expiring on May 23, 2012 which replaced an existing $25.0 million facility.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of an aggregate of 1,261,579 shares of RCC.  Availability under the facility is limited to the lesser value of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  Borrowing base availability was limited to $50.0 million until July 17, 2007, when it was increased to $75.0 million with the addition of U.S. Bank, N.A. as a participating lender.

Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate, as published in the Wall Street Journal, plus 1%; or (ii) LIBOR plus 2.25%.  The Company is also required to pay an unused facility fee of 25 basis points per annum, payable quarterly in arrears. Average borrowings for fiscal 2007 were $8.7 million at an average rate of 10.4%.  As of September 30, 2007, availability on this line was limited to $38.5 million.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, limited based on the value of the collateral, was $10.0 million and $11.4 million, respectively, as of September 30, 2007 and 2006.

Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for fiscal 2007 were $3.5 million at an effective interest rate of 9.4%.  Weighted average borrowings for fiscal 2006 were $1.0 million at an effective interest rate of 9.3%.

Other debt − Real estate-mortgage loan

        In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of September 30, 2007 and 2006 was $12.4 million and $12.5 million, respectively

Other debt − Real estate-FIN 46-R mortgage loan

As of September 30, 2007 and 2006, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage loan secured by real estate with an outstanding balance totaling $1.4 million and $1.5 million, respectively.  The mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage loan is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Loan payments are paid from the cash flow of the VIE.

Other debt − Notes

Secured Notes.  On June 15, 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in Trapeza X.  The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points (6.4% at September 30, 2007) and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from Trapeza X collaterized the borrowings under the note.  The outstanding balance as of September 30, 2007 and 2006 was $1.1 million and $1.5 million, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 12 – BORROWINGS − (Continued)

Other debt − Notes − (Continued)

At September 30, 2007 and 2006, the Company also had an outstanding balance of $683,000 and $855,000, respectively, on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending September 30 and thereafter are as follows (in thousands):

2008	$149,146	(1)
2009	33,383
2010	71,331
2011	12,290
2012	207
Thereafter	476
	$266,833

(1)
Excludes $439.5 million related to borrowings under financial fund management secured warehouse credit facilities that are anticipated to be transferred to the CDO issuers upon the closing of the associated CDOs and will not have to be repaid by the Company (see Note 19).

Covenants

At September 30, 2007, the Company was in compliance with all of the financial covenants under its various debt agreements.  These financial covenants are customary for the type and size of the related debt facilities and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 13 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Company include changes in the fair value, net of taxes, of investment securities available-for-sale.  Hedging gains and losses of Atlas America were also included in comprehensive income (loss) through June 30, 2005, the spin-off completion date.

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Years Ended September 30,
	2007	2006	2005
Net income	$4,354	$19,870	$16,458
Other comprehensive income (loss):
Unrealized (losses) gains on investment securities available-for-sale, net of tax of $(11,908), $2,003 and $1,368	(14,027)	3,225	2,001
Less: reclassification for losses (gains) realized in net income, net of tax of $4,431, $255 and $618	4,612	(400)	(927)
	(9,415)	2,825	1,074
Minimum pension liability adjustment, net of tax of $(245), $0 and $0	(256)	−	−
Unrealized gains (losses) on hedging contracts, net of tax of $(703), $0 and $122	(732)	−	227
Add: reclassification for losses realized in net income, net of tax of $0, $0 and $248	−	−	461
Foreign currency translation gain	924	−	−
Comprehensive income (loss)	$(5,125)	$22,695	$18,220

The Company had no cash flow hedge activity in fiscal 2006.

NOTE 14 - DERIVATIVES

The Company has implemented a hedging strategy using derivative financial instruments including interest rate swaps designated as a cash flow hedges for the LEAF facilities with Morgan Stanley and National City Bank.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the default credit risk in these derivative transactions by dealing exclusively with investment-grade rated counterparties.

Before entering into a derivative transaction for hedging purposes, the Company determines whether a high degree of effectiveness exists such that a change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability.  The effectiveness of each hedge is measured throughout the hedge period.  Any hedge ineffectiveness, as defined by GAAP, will be recognized in the consolidated statements of income.  No gain or loss was recognized during the year ended September 30, 2007 for hedge ineffectiveness.  There can be no assurance that the Company’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates, or that the costs of hedging will not exceed the benefits.  The Company had no derivatives in fiscal 2006.

At September 30, 2007, the notional amount of 13 interest rate swap contracts was $209.9 million.  Assuming market rates remain constant with the rates at September 30, 2007, $249,000 of net losses in accumulated other comprehensive income are projected to be recognized in earnings over the next 12 months.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 15 - INCOME TAXES

The following table details the components of the Company's income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2007	2006	2005
Provision (benefit) for income taxes:
Current:
Federal	$10,947	$5,238	$-
State	6,304	1,118	-
Deferred	(14,487)	(3,120)	3,591
Income tax provision	$2,764	$3,236	$3,591

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2007	2006	2005
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	5	5	7
Valuation allowance for deferred tax assets	(13)	(17)	(4)
Non-deductible compensation	5	1	1
Stock option expense	6	1	−
Deferred tax asset for net operating losses	(4)	(6)	−
Other items	(2)	(3)	1
	32%	16%	40%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.

The components of the net deferred tax asset (liability) are as follows (in thousands):

	September 30,
	2007	2006
Deferred tax assets related to:
Provision for possible losses	$13,215	$191
Foreign, state and local loss carryforwards	8,985	7,693
Employee stock options	3,920	−
Unrealized loss on investments	5,310	−
Gross deferred tax assets	31,430	7,884
Less: valuation allowance	(435)	(1,476)
Total deferred tax assets	30,995	6,408

Deferred tax liabilities related to:
Investments in partnership interests	(9,787)	(3,035)
Accrued expenses	(609)	(2,282)
Property and equipment basis differences	(552)	(828)
Investments in real estate assets	(176)	(1,485)
Unrealized gain on investments	−	(3,116)
Total deferred tax liabilities	(11,124)	(10,746)
Net deferred tax asset (liability)	$19,871	$(4,338)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 15 - INCOME TAXES − (Continued)

The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse.  The future realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company continually evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

        At September 30, 2007, the Company had foreign, state and local net operating tax loss carryforward ("NOL") benefits of approximately $8.9 million that will expire between 2008 and 2031.  The Company believes it will be able to utilize $1.1 million of its NOL benefits prior to their expiration, and accordingly, reversed the previously recorded valuation allowance associated with those deferred tax assets.  Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities in certain U.S. states in which the Company has significant business operations, such as Pennsylvania and New York.  The IRS is currently examining the Company's 2005 tax year.  The Company anticipates that the 2005 examination will be concluded in fiscal 2008 and has recorded a liability and corresponding deferred tax asset for what the Company's believes to be the proposed examination adjustments based upon the results from its 2004 IRS examination, including a $920,000 charge to discontinued operations for estimated interest expense (see Note 21).  In July 2007, the Company settled its 2004 IRS examination and paid a tax assessment and interest relating to disallowed bad debt deductions taken in the 2004 tax year.  The Company has filed a Federal Form 1139 - Corporation Application for Tentative Refund for the 2004 and 2005 tax years recovering 95% of the 2004 tax assessment plus approximately $220,000 of interest as certain of the loans were resolved for significant tax losses within the 2006 tax year.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 16 - BENEFIT PLANS

Employee Stock Plans.  During fiscal 2007, the Company had four employee stock plans, the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  In fiscal 2005, all remaining options previously granted under the 1989 Plan were exercised and the plan was terminated.  Grants under the employee stock plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion; options granted expire no later than ten years after the date of grant.  In fiscal 2005, options of certain employees were accelerated in order to lower compensation expense in future periods.

In connection with the formation of RCC in March 2005, the Company received restricted shares and options to purchase common shares of RCC.  Holders of options to purchase shares of the Company’s stock did not participate in this distribution.  As a result, an adjustment was required to preserve the intrinsic value of these options at the time of the spin-off.  In accordance with rules prescribed by FIN 44, “Accounting for Certain Transaction Involving Stock Compensation – An Interpretation of APB 25” and Internal Revenue Service Treasury regulation section 1.424-1, the ratio of the exercise price per share to the market value per share could not be reduced and the aggregate intrinsic value of an option after the adjustment could not be greater than the intrinsic value immediately before the adjustment.  To calculate the adjustment, the Company utilized the price of its stock on the date of the spin-off ($38.53) and the close of business on July 1, 2005 ($16.66). Activity as reflected for fiscal 2005 is based on the adjusted number of options and the adjusted exercise price assigned to those options.

The Company’s employee stock plans can authorize grants of shares of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  The 2005 Plan also permits the issuance of restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

During fiscal 2007 and 2006, the Company granted 57,500 and 44,000 employee stock options, respectively.  There was no tax benefit recorded at the grant date since the options issued were ISOs and employees have typically held the stock received on exercise for the requisite holding period.  However, with respect to taxable transactions, including disqualifying dispositions of ISO shares and exercises of non-qualified stock options, the Company recorded deferred tax benefits of $2.1 million and $231,000 with an offset to additional paid-in capital for fiscal 2007 and 2006, respectively.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended September 30,
	2007	2006	2005
Fair value of stock options granted	$10.50	$9.20	$6.83
Expected life (years)	6.3	6.3	8.0
Expected stock volatility	30.1%	27.8%	28.0%
Risk-free interest rate	4.9%	4.0%	4.3%
Dividend yield	1.8%	1.2%	1.1%

At September 30, 2007, 2006 and 2005, the Company had unamortized compensation expense related to unvested stock options of $1.8 million, $2.3 million and $3.1 million, respectively, which is expected to be amortized over a weighted average period of 1.5 years.  For fiscal 2007 and 2006, the Company recorded compensation expense of $934,000, or ($0.05) per share-diluted, and $1.1 million, or ($0.06) per share-diluted, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 16 - BENEFIT PLANS − (Continued)

Restricted common stock.  During fiscal 2007, the Company issued 137,446 shares of restricted stock valued at $3.5 million, which primarily vest 25% in January 2008 and 6.25% on a quarterly basis thereafter through January 2011.  In fiscal 2006, the Company issued 84,580 shares of restricted stock valued at $1.5 million, which primarily vest 25% per year commencing in January 2007.  For fiscal 2007 and 2006, the Company recorded compensation expense related to restricted stock awards of $1.0 million and $269,000, respectively.

       In April 2007, LEAF issued 135,000 shares of its restricted stock valued at $39,000, which vest 25% per year commencing April 2008.  In February 2006, LEAF issued 300,000 shares of its restricted stock valued at $69,000, which vest at 50% per year commencing in February 2007.  In December 2006, 100,000 of these shares were forfeited.  In March 2007, a majority-owned subsidiary of LEAF issued 8% of its units valued at $53,000.  The Company recorded compensation expense related to the LEAF restricted stock and subsidiary units of $69,000 and $36,000 for fiscal 2007 and 2006, respectively.

In conjunction with the formation of RCC in March 2005, the Company received restricted shares and options to purchase common shares of RCC.  The Company accounts for the RCC restricted stock and stock options it holds in accordance with EITF 96-18, ‘‘Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ and SFAS 123-R.

Aggregate information regarding the Company’s employee stock options as of September 30, 2007 are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Life	Value
Balance – beginning of year	3,641,096	$7.77
Granted	57,500	$25.33
Exercised	(363,835)	$3.36
Forfeited	(18,000)	$19.86
Balance - end of year	3,316,761	$8.49	$4.78	$25,348,000

Exercisable, at end of year	3,018,891	$7.55
Available for grant	1,098,019 (1)

(1)	Adjusted for (a) an increase of 1,000,000 shares authorized by shareholders at the 2007 Annual Meeting; and (b) reduced for other equity awards shares that have been granted under the 2005 Plan.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 16 - BENEFIT PLANS − (Continued)

The following table summarizes the activity for nonvested employee stock options and restricted stock during fiscal 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Outstanding – October 1, 2006	374,554	$7.37
Granted	57,500	$10.28
Vested	(116,184)	$7.06
Forfeited	(18,000)	$13.83
Outstanding – September 30, 2007	297,870	$7.70
Nonvested Restricted Stock
Outstanding – October 1, 2006	83,519	$17.27
Granted	137,446	$25.69
Vested	(20,873)	$17.27
Forfeited	(384)	$25.99
Outstanding – September 30, 2007	199,708	$22.50

Performance–Based Awards.  The Company has granted stock units that will vest based on achievement of performance goals over the performance period beginning January 1, 2007 and ending September 30, 2009.  The performance goals are measured by earnings per share, return on equity, revenues and assets under management.  The maximum number of stock units that may vest based on attainment of these performance goals as of September 30, 2009 for the executive officers is 415,000 units.  No expense was recorded relative to these units during fiscal 2007.

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

The 1997 Director Plan has issued all of its authorized 75,000 units (173,450 units, as adjusted for the spin-off).  As of September 30, 2007, there were 104,073 units vested and outstanding under this plan.

Each of the Company’s non-employee directors (“Eligible Director”) is eligible to participate in the 2002 Director Plan, which was approved by stockholders on April 29, 2002.  Upon becoming an Eligible Director, each Eligible Director receives units equal to a share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  The annual stock compensation for our non-employee directors was increased from $15,000 to $22,500 effective April 1, 2007.  Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to the share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service.  Upon termination of service by an Eligible Director, vested units will become issued common stock, but all unvested units are forfeited.  The 2002 Director Plan provides for the issuance of a maximum of 75,000 units (approximately 173,450 units, as adjusted for the spin-off) and terminates on April 29, 2012, except with respect to previously awarded grants.  As of September 30, 2007, there were 41,427 units outstanding, of which 34,167 were vested.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 16 - BENEFIT PLANS − (Continued)

Aggregate information regarding the Company’s two non-employee director plans at September 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Units outstanding – October 1, 2006	140,684		$6.14
Granted	4,816		$23.34
Shares issued upon termination	−	$	−
Forfeited	−	$	−
Units outstanding - September 30, 2007	145,500		$6.71

Vested units	138,240		$6.16
Units available for grant	111,026

The following table summarizes the activity for non-vested director units during fiscal 2007:

Nonvested Director Units	Shares	Weighted Average Grant Date Fair Value
Outstanding – October 1, 2006	5,495		$18.01
Granted	4,816		$23.33
Vested	(3,051)		$21.12
Forfeited	−	$	−
Outstanding - September 30, 2007	7,260		$21.06

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  Contributions to the ESOP are funded by the Company as set forth in the plan.  Additional contributions can be made at the discretion of the Board of Directors.  In September 1998, the Company loaned $1.3 million to the ESOP which it used to acquire 105,000 shares of the Company's common stock.  The ESOP loan receivable (reflected on the consolidated balance sheet as a reduction in stockholders' equity) is reduced by the principal portion of contributions made by the Company to the ESOP.  The common stock purchased by the ESOP is held by the plan trustee.  On an annual basis, the trustee releases a portion of the common stock as directed by the plan.  Compensation expense related to the plan was $108,000, $147,000 and $113,000 for fiscal 2007, 2006 and 2005, respectively.

      Investment Savings Plan.  The Company sponsors an Investment Savings Plan under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pretax basis through contributions to the savings plan.  The Company matches up to 50% of each employee's contribution, subject to certain limitations.  The Company expensed $573,000, $351,000 and $247,000 for matching contributions for fiscal 2007, 2006 and 2005, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 16 - BENEFIT PLANS − (Continued)

Supplemental Employment Retirement Plan.  Under the SERP of Edward E. Cohen (“E. Cohen”), the Company pays an annual benefit of 75% of his average income.  The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company’s Chief Executive Officer to become chief executive officer and president of Atlas America), whichever is longer.  E. Cohen continues to serve as the Company’s Chairman of the Board.  As a result of the adoption of SAB 108 (see Note 2), the Company increased the pension liability and decreased retained earnings as of October 1, 2006 by $129,000.

The components of net period benefit cost for the SERP were as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
Interest cost	$518	$535	$582
Expected return on plan assets	(210)	(151)	(124)
Amortization of net loss	−	−	37
Net cost	$308	$384	$495

The reconciliation of the beginning and ending balances in benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability is as follows (in thousands):

	September 30,
	2007	2006
Projected benefit obligation, beginning of year	$6,895	$7,112
Interest cost	518	535
Actuarial loss	74	86
Benefit payments	(838)	(838)
Projected benefit obligation, end of year	$6,649	$6,895

Fair value of plan assets, beginning of year	$3,501	$2,511
Actual return (loss) on plan assets	(347)	990
Fair value of plan assets, end of year	$3,154	$3,501

Unfunded status	$(3,495)	$(3,394)
Unrecognized net actuarial (gain) loss	501	(129)
Net accrued cost	$(2,994)	$(3,523)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(3,495)	$(3,523)
Accumulated other comprehensive loss	256	−
Deferred income tax asset	245	−
Net amount recognized	$(2,994)	$(3,523)

The Company expects the following benefit payments to be paid by the Plan for the years indicated.  The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation as of September 30, 2007 (8% discount rate, 6% expected return on assets).

2008	$825,286
2009	$800,021
2010	$773,084
2011	$744,458
2012	$714,091
Thereafter	$1,803,861

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	September 30,
	2007	2006
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$9,229	$3,938
Financial fund management entities	5,341	2,064
Real estate investment partnerships and TIC property interests, net	3,439	952
RCC	2,034	1,409
Other	134	432
Receivables from managed entities and related parties, net	$20,177	$8,795
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$1,163	$1,325
Other	−	254
Payables to managed entities and related parties	$1,163	$1,579

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Years Ended September 30,
	2007	2006	2005
Financial Fund Management - fees from managed entities	$12,318	$8,726	$6,385
Real Estate - fees from investment partnerships and TIC property interests	9,216	11,452	3,554
Commercial finance - fees from investment partnerships	17,048	5,816	2,871
RCC:
Management, incentive and servicing fees	8,963	8,203	3,925
Reimbursement of expenses from RCC	1,938	718	631
Dividends received	3,173	2,722	213
Atlas America - reimbursement of net costs and expenses	1,114	1,303	1,015
Anthem Securities:
Payment of operating expenses	(826)	(1,166)	(270)
Reimbursement of costs and expenses	688	2,906	653
1845 Walnut Associates Ltd. - payment of rent and operating expenses	(492)	(450)	(420)
9 Henmar LLC - payment of broker/consulting fees	(455)	(479)	(438)
Ledgewood P.C. – payment of legal services	(521)	(472)	(1,012)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with RCC.  In March 2005, the Company entered into a Management Agreement pursuant to which it will provide certain services, including investment management and certain administrative services to RCC (see Note 2).

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

Relationship with 1845 Walnut Associates Ltd.  In March 2007, the Company sold 15% of its remaining 30% interest in a real estate partnership that owns a building at 1845 Walnut Street, Philadelphia in which the Company also leases office space.  The Company received $2.9 million and recorded a gain of $2.7 million on the transaction.  In March 2006, the Company received $4.0 million plus a $200,000 note receivable from the sale of 20% of its interest in the same property, resulting in a $4.2 million gain.  The property is managed by Brandywine Construction and Management, Inc. (“BCMI”), as further described below.

Relationship with Certain Directors, Officers, Employees and Other Related Parties.  Resource Financial Institution Group, Inc., a wholly-owned subsidiary of the Company, serves as the general partner of four partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest.  The total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Jonathan Z. Cohen (“J. Cohen” - the president and CEO of the Company and a director), Betsy Z. Cohen (“B. Cohen” - mother of J. Cohen and wife of E. Cohen (Chairman of the Board and father of J. Cohen and husband of B. Cohen), are entitled to receive 10%, 5% and 2.5%, respectively.  The remaining 31% is entitled to be received by seven individuals, five of whom are employees of the Company.  No distributions have been made.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with Retirement Trusts.  The Company has established two trusts to fund the SERP for E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK with a market value of $1.8 million at September 30, 2007.  This trust and its assets are not included in the Company’s consolidated balance sheets.  However, its assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” holds 123,719 shares of common stock of TBBK carried at market value which was $2.3 million at September 30, 2007 and a loan to a limited partnership in which E. Cohen and Daniel G. Cohen (“D. Cohen”) (son of E Cohen and B. Cohen, and the brother of J. Cohen) own the beneficial interests.  This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president.  The loan balance as of September 30, 2007 was $297,000.  In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director.  During fiscal 2007, the partnership liquidated and the Company has received all of its initial investment together with accumulated income.  The carrying value of the assets in the 2000 Trust was approximately $4.3 million and $5.6 million at September 30, 2007 and 2006, respectively.  These assets are included in other assets in the Company’s consolidated balance sheets.  The Company’s liability under the SERP has not been reduced by the value of those assets (see Notes 8 and 16).

        Relationship with Ledgewood P.C.  Jeffrey F. Brotman, an Executive Vice President of the Company, was the managing member of Ledgewood, which provides legal services to the Company, until March 2006.  Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of the Company.  In addition, Mr. Brotman was a trustee of the retirement trusts until he joined the Company.  In connection with his separation, Mr. Brotman will be receiving payments from Ledgewood through 2013.

Until April 1996, E. Cohen was of counsel to Ledgewood.  E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.

Relationship with Atlas America.  On June 30, 2005, the Company completed the spin-off of Atlas America.  E. Cohen is chairman of the board and CEO of Atlas America and J. Cohen is its vice chairman.  Atlas America reimburses the Company for various costs and expenses it continues to incur on behalf of Atlas America, primarily payroll and rent.  Certain operating expenditures totaling $112,000 that remain to be settled between the Company and Atlas America as of September 30, 2007 are reflected in the consolidated balance sheet as a receivable from related party.

Relationship with Anthem Securities.  Anthem Securities, Inc., a wholly-owned subsidiary of Atlas America and a registered broker dealer, served until the second quarter of fiscal 2007 as the dealer-manager of investment programs sponsored by the Company’s real estate and commercial finance segments.  Some of the personnel performing services for Anthem were on the Company’s payroll and Anthem reimbursed the Company for the allocable costs of such personnel.  In addition, the Company had agreed to cover some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs.  Beginning with the second quarter of fiscal 2007, the Company commenced its own broker-dealer operations and ceased using the services of Anthem.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with 9 Henmar LLC (“9 Henmar”).  The Company owns interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers.  The Trapeza entities and CDO issuers were originated and developed in large part by Daniel G. Cohen (“D. Cohen”), the son of E. Cohen and brother of J. Cohen.  The Company agreed to pay D. Cohen’s company, 9 Henmar, 10% of the fees the Company earns, before expenses, in connection with the first four Trapeza CDOs that the Company sponsored and manages.  In fiscal 2007, 2006 and 2005, the Company received $4.6 million, $4.8 million and $4.4 million of such fees from these transactions, respectively, and paid 9 Henmar $455,000, $479,000 and $438,000, respectively.

Relationship with The Bancorp, Inc.  D. Cohen is the chairman of the board and B. Cohen is the CEO of TBBK and its subsidiary bank.  In fiscal 2007 and 2006, the Company sold 240,000 and 50,000, respectively, of its shares of TBBK stock for $5.8 million and $1.2 million, respectively, and realized gains of $3.5 million and $668,000, respectively.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services to Merit.  As of September 30, 2007, $6,000 in fees had been paid to TBBK.  Additionally, Merit had $234,000 in cash on deposit at TBBK at September 30, 2007.

Relationship with RAIT Investment Trust (“RAIT”) (NYSE: RAS).  Organized by the Company in 1997, RAIT is a real estate investment trust in which the Company previously was a shareholder.  As of September 30, 2007 and 2006, the Company did not own any of the outstanding common shares or have any beneficial interest of RAIT.  B. Cohen is the Chairman of RAIT and D. Cohen is a Trustee and the CEO of RAIT.  On March 30, 2007, the Company purchased a trust preferred security issued by an unrelated third party from RAIT for $19.7 million and sold the security to a warehouse facility for $20.0 million, thereby recognizing a gain of $300,000.

        Relationship with Brandywine Construction & Management, Inc. BCMI manages the properties underlying three of the Company’s real estate loans and certain real estate and FIN 46-R assets.  Adam Kauffman, president of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of two of the borrowers.  E. Cohen is the chairman of BCMI and holds approximately 8% of its common stock.

      Transactions between LEAF and RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and notes are sold to RCC at book value plus an origination fee not to exceed 1%.  LEAF sold $25.6 million and $97.1 million of leases and notes to RCC during fiscal 2007 and 2006, respectively.  In addition, LEAF purchased $9.1 million of leases back from RCC at a price equal to their book value.

Relationship with Lienholder.  In September 2005, a property which in 1997 was acquired from a corporation in which, on a fully diluted basis, J. Cohen and E. Cohen would have had a 19% interest, was sold to an unrelated third party for cash of $332,000 and a note of $2.2 million which bore interest at a rate equal to the greater of eight percent (8%) per annum or the prime rate plus 150 basis points.  The Company recorded a loss of $590,000 on the sale during the year ended September 30, 2005.  The note was repaid in September 2006.

In May 2007, the Company foreclosed on a property in which A. Kaufman was the general partner of the borrower.  The property was then sold by the Company to an unrelated third party and recognized a $300,000 gain on the sale.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 18 − OTHER (LOSS) INCOME, NET

The following table details the Company’s other (loss) income, net (in thousands):

	Years Ended September 30,
	2007	2006			2005
Other expenses (1):
Impairment charge on CDO investments	$(12,580)	$	−		$	−
Loss on sale of loans	(5,025)		−			−
Write-off of European real estate investment fund costs	(4,775)		−			−
	(22,380)		−			−
Other income:
Gain on sale of TBBK shares	3,533		668			−
RCC dividend income	3,173		2,722			213
Litigation settlements	−		1,188	(2)		1,400	(3)
Gain on sale of RAIT shares	−		−			1,544
Interest income	761		534			871
Other income, net	518		42			522
	7,985		5,154			4,550
Other (loss) income, net	$(14,395)		$5,154			$4,550

(1)	In connection with the substantial volatility and reduction in liquidity in global credit markets which commenced in July 2007, the Company in the fourth quarter of fiscal 2007 recorded:

-
a $12.6 million charge reflecting the other–than-temporary impairment of certain of the Company’s investments in CDOs, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a subprime lender and a subprime investor;

-	a loss of $5.0 million from the sale of corporate loans held for investment, principally in Europe. The sales reduced the Company’s exposure to corporate bank loans; and

-	a $4.8 million write-off of costs that were to be reimbursed by a European real estate investment fund the Company was sponsoring and which was not closed due to market conditions.

(2)
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

(3)
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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under leases with varying expiration dates through 2019.  Rental expense was $2.7 million, $1.6 million and $1.2 million for fiscal 2007, 2006 and 2005, respectively.  At September 30, 2007, future minimum rental commitments were as follows (in thousands):

2008	$3,043
2009	2,768
2010	1,925
2011	1,264
2012	1,289
Thereafter	6,531
$16,820

     In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if the Company’s net worth falls below $80.0 million.  The Company’s obligation runs through December 31, 2014.  In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

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

        Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $557.0 million in financing and expire as the related indebtedness is paid down over the next ten years.

The Company, through its financial fund management subsidiary, has commitments to purchase equity in all of the CDOs which are currently in their warehouse stage.  The estimated equity commitments, approximately $13.2 million in the aggregate as of September 30, 2007, are contingent upon the successful completion of the respective CDOs, which are anticipated over the next twelve months.  The amount of equity the Company actually purchases may differ from the originally estimated commitment.

The July 2007 warehouse agreement with Morgan Stanley provides for a guarantee by the Company of potential losses on a portfolio of bank loans.  The guarantee at September 30, 2007 was $6.0 million.  This guarantee, secured by a $3.0 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008 (see Note 12).  In November 2007, the Company was required to fund an additional $3.0 million escrow deposit.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 19 - COMMITMENTS AND CONTINGENCIES − (Continued)

The January 2007 warehouse agreement with Morgan Stanley provides for a guarantee by the Company of potential losses on a portfolio of bank loans.  The guarantee at September 30, 2007 was $11.6 million.  This guarantee, secured by a $4.3 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008 (see Note 12).  In October 2007, the Company was required to fund an additional $4.3 million escrow deposit.

The August 2006 warehouse agreement with Credit Suisse provides for a guarantee by the Company of potential losses on a portfolio of bank loans.  The guarantee at September 30, 2007 was $9.2 million.  This guarantee, secured by a $5.0 million escrow deposit, expires upon the closing of the associated CDO (see Note 12).  On November 20, 2007, Apidos VI CLO priced and is expected to close on December 19, 2007.  The Company is providing the equity of $21.3 million for this investment.  The Company anticipates that it will syndicate all or a portion of this investment.  Upon closing the CDO, the Company’s guarantee will terminate and its escrow deposit will be returned.

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

As of September 30, 2007, the Company does not believe it is probable that any payments will be required under any of its indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company used the following methods and assumptions in estimating the fair value of each class of financial instrument for which it is practicable to estimate fair value.

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

It is impractical to determine the fair values of its investments in real estate loans because each loan is a unique transaction involving a discrete property.  However, the Company believes the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

It is also impracticable for the Company to estimate the fair value of its commercial finance notes receivable.  They comprise a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized.  Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations.  Value received in a fair market sale of a transaction would be based on the terms of the sale, the Company’s and the buyer's views of economic and industry conditions, the Company’s and the buyer's tax considerations, and other factors.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

The fair value of certain financial instruments is as follows (in thousands):

	September 30, 2007		September 30, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Loans held for investment	$285,928	$272,613	$69,314	$69,532

Borrowings(1)
Secured warehouse debt	$439,539	$439,539	$69,297	$69,297
Real estate debt	13,768	13,768	14,028	14,028
Commercial finance debt	221,537	221,537	86,400	86,400
Other debt	31,528	31,528	2,513	2,513
	$706,372	$706,372	$172,238	$172,238

(1)
The carrying value of the Company’s floating rate debt approximates its fair value because of the short-term maturity of these instruments and the variable interest rates in the debt agreements.  The carrying value of the Company’s fixed rate debt approximates its fair value due to its recent issuance.

NOTE 21 – DISCONTINUED OPERATIONS

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

	Years Ended September 30,
	2006		2005
Income from discontinued operations before taxes	$	−	$31,451
Loss on disposal		(73)	(2,652)
Benefit (provision) for income taxes		26	(12,322)
(Loss) income from discontinued operations, net of tax		$(47)	$16,477

Real Estate.  Losses from discontinued operations for fiscal 2007 primarily reflect the $1.9 million of interest assessments related to the 2004 and 2005 IRS tax examinations. Loss on disposal for fiscal 2007 includes a $374,000 write-down to market value of a property sold in fiscal 2007.  For the fiscal years 2007, 2006 and 2005, discontinued operations included the operations of one, one and two real estate properties owned by the Company, respectively.  In addition, September 30, 2005, the Company consolidated four held for sale properties under the provisions of FIN 46-R.  Summarized operating results of discontinued real estate operations held for sale are as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
(Loss) income from discontinued operations before taxes	$(2,095)	$2,674	$1,306
Loss on disposal, net	(329)	(883)	(9,396)
Benefit (provision) for income taxes	848	(591)	2,875
(Loss) income from discontinued operations, net of tax	$(1,576)	$1,200	$(5,215)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 21 – DISCONTINUED OPERATIONS - (Continued)

Other.  The Company has two other discontinued entities which reported combined income (loss) from discontinued operations as follows (in thousands):

	Years Ended September 30,
	2007		2006		2005
Income from discontinued operations before taxes	$	−	$	−	$40
Gain (loss) on disposal		200		120	(336)
(Provision) benefit for income taxes		(70)		(42)	104
Income (loss) from discontinued operations, net of tax		$130		$78	$(192)

      Total.  Summarized discontinued operating results of all entities are as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
(Loss) income from discontinued operations before taxes	$(2,095)	$2,674	$32,797
Loss on disposal	(129)	(836)	(12,384)
Benefit (provision) for income taxes	778	(607)	(9,343)
(Loss) income from discontinued operations, net of tax	$(1,446)	$1,231	$11,070

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 22 - OPERATING SEGMENTS

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

	Financial fund management	Commercial finance	Real estate	All other (1)		Total
Year Ended September 30, 2007
Revenues from external customers	$49,284	$40,716	$22,808	$	−	$112,808
Equity in earnings (losses) of unconsolidated entities	14,867	(24)	179		−	15,022
Total revenues	64,151	40,692	22,987		−	127,830
Segment operating expenses	(21,264)	(19,681)	(13,190)		−	(54,135)
Depreciation and amortization	(103)	(1,243)	(692)		(886)	(2,924)
Interest expense	(19,485)	(11,796)	(1,040)		(1,245)	(33,566)
Other expense, net (2)	(18,652)	(180)	166		(7,833)	(26,499)
Minority interests	(1,612)	(530)	−		−	(2,142)
Income (loss) before intercompany interest expense and income taxes	3,035	7,262	8,231		(9,964)	8,564
Intercompany interest expense	(6,082)	(2,769)	−		8,851	−
(Loss) income from continuing operations before income taxes	$(3,047)	$4,493	$8,231		$(1,113)	$8,564
Year Ended September 30, 2006
Revenues from external customers	$20,039	$23,824	$25,614	$	−	$69,477
Equity in earnings of unconsolidated entities	11,269	16	(2,538)		−	8,747
Total revenues	31,308	23,840	23,076		−	78,224
Segment operating expenses	(12,099)	(14,443)	(11,522)		−	(38,064)
Depreciation and amortization	(30)	(1,749)	(612)		(673)	(3,064)
Interest expense	(5,318)	(4,430)	(245)		(126)	(10,119)
Other expense, net (2)	(1,904)	(371)	(214)		(2,195)	(4,684)
Minority interests	(1,658)	(117)	−		−	(1,775)
Income (loss) before intercompany interest expense and income taxes	10,299	2,730	10,483		(2,994)	20,518
Intercompany interest expense	(3,815)	(1,634)	(480)		5,929	−
Income from continuing operations before income taxes	$6,484	$1,096	$10,003		$2,935	$20,518
Year Ended September 30, 2005
Revenues from external customers	$5,879	$13,433	$19,997	$	−	$39,309
Equity in earnings (losses) of unconsolidated entities	10,065	(52)	(2,206)		−	7,807
Total revenues	15,944	13,381	17,791		−	47,116
Segment operating expenses	(9,110)	(8,884)	(9,903)		−	(27,897)
Depreciation and amortization	(66)	(1,262)	(629)		(252)	(2,209)
Interest expense	(443)	(2,081)	(251)		(36)	(2,811)
Other expense, net (2)	(2,446)	(226)	(354)		(791)	(3,817)
Minority interests	(1,403)	−	−		−	(1,403)
Income (loss) before intercompany interest expense and income taxes	2,476	928	6,654		(1,079)	8,979
Intercompany interest expense	−	(1,007)	(96)		1,103	−
Income (loss) from continuing operations before income taxes	$2,476	$(79)	$6,558		$24	$8,979

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2005

NOTE 22 - OPERATING SEGMENTS − (Continued)

	Financial fund management	Commercial finance	Real estate	All other (1)	Total
Segment assets
September 30, 2007	$560,512	$284,025	$144,790	$(19,651)	$969,676
September 30, 2006	$168,248	$127,235	$144,718	$(23,448)	$416,753
September 30, 2005	$127,957	$56,535	$214,833	$59,710	$459,035

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In accordance with Company policy, certain corporate overhead expenses are allocated to the operating segments based on assets under management, which may be effected by, but not limited to, various market conditions.  Accordingly, the Company recorded no allocations of corporate overhead during the fourth quarter of fiscal 2007.

       Geographic Information.  Revenues generated from the Company’s European operations totaled $15.9 million and $474,000, respectively, for fiscal 2007 and 2006.  The Company, through the CDO issuers it sponsors and consolidates pursuant to FIN 46-R, began to acquire European bank loans in the fourth quarter of fiscal 2006.  Included in segment assets as of September 30, 2007, 2006 and 2005 were $247.4 million, $67.3 million and $0, respectively, of European assets, primarily loans held for investment.

Major Customer.  In fiscal 2007, 2006 and 2005, the management and acquisition fees that the Company received from RCC were $9.0 million, $8.2 million and $3.9 million, respectively, or 7%, 10% and 8%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 23 – QUARTERLY RESULTS (Unaudited)

	December 31	March 31	June 30	September 30
	(in thousands, except per share data)
Year ended September 30, 2007
Revenues	$24,040	$31,602	$38,910	$33,278
Operating income	$9,301	$14,973	$19,344	$15,049
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$4,468	$5,420	$5,955	$(10,043)
Net income (loss)	$4,449	$5,383	$4,505	$(9,983)

Basic earnings (loss) per common share:
Continuing operations	$0.26	$0.31	$0.34	$(0.57)
Net income (loss)	$0.26	$0.31	$0.26	$(0.57)

Diluted earnings (loss) per common share:
Continuing operations	$0.23	$0.29	$0.31	$(0.57)
Net income (loss)	$0.23	$0.29	$0.24	$(0.57)
Year ended September 30, 2006(1)
Revenues	$17,214	$20,537	$17,761	$22,712
Operating income	$5,669	$8,433	$5,056	$8,100
Income from continuing operations before cumulative effect of a change in accounting principle	$5,381	$4,934	$3,113	$3,854
Net income	$7,676	$5,086	$3,000	$4,108

Basic earnings per common share:
Continuing operations	$0.30	$0.28	$0.18	$0.22
Net income	$0.43	$0.29	$0.17	$0.24

Diluted earnings per common share:
Continuing operations	$0.27	$0.26	$0.16	$0.21
Net income	$0.39	$0.27	$0.16	$0.22

(1)	Reflects the cumulative adjustment from the elimination of the quarterly reporting lag for the Company’s investments in the Trapeza entities (see Note 2).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2007

NOTE 24 – SUBSEQUENT EVENTS

       The following transactions have occurred after the Company’s fiscal year ended September 30, 2007:

On November 30, 2007, LEAF acquired the business of Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, FSB.  The total purchase price of $170.5 million includes a portfolio of small ticket leases acquired by LEAF which were immediately assigned to an investment partnership it sponsored and manages.  The investment partnership financed this transaction with bank borrowings under an existing facility.

        On November 20, 2007, the Company priced Apidos VI CLO, a $240.0 million securitization of corporate loans, which is expected to close December 19, 2007.  The Company is providing the equity of $21.3 million for this investment.

On November 7, 2007, LEAF acquired at a discount substantially all of the assets, including a portfolio of over 10,000 equipment leases and loans to small businesses, of NetBank Business Finance, a division of NetBank, from the Federal Deposit Insurance Corporation, for $412.5 million.  Financing for this transaction was provided by borrowings under a new facility with Morgan Stanley Bank and Morgan Stanley Asset Funding, Inc.  LEAF expects to sell the assets acquired to its investment partnerships by June 30, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Grant Thornton LLP, audited the Company’s internal control over financial reporting as of September 30, 2007 and their report dated December 13, 2007 expressed an unqualified opinion on our internal control over financial reporting is included following this item 9A.

Based on this assessment, management believes that, as of September 30, 2007, our internal control over financial reporting is effective.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and allow timely decisions regarding required disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited Resource America, Inc.’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Resource America, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2007 and 2006 and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007, and our report dated December 13, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 13, 2007

ITEM 9B.                              OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2008 annual meeting of stockholders, to be filed on or before January 28, 2008 (“2008 proxy statement”), which is incorporated herein by this reference.

        We have adopted a code of business conduct and ethics applicable to all directors, officers and employees.  We will provide to any person without charge, upon request, a copy of our code of conduct.  Any such request should be directed to us as follows: Resource America, Inc., 1845 Walnut Street, Suite 1000, Philadelphia, PA 19103, Attention:  Secretary.  Our code of conduct is also available on our website:  www.resourceamerica.com.  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of conduct by posting such information on our website, unless otherwise required by Nasdaq Marketplace Rules to disclose such waiver on Form 8-K.

ITEM 11.                   EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2008 proxy statement, which is incorporated herein by this reference.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2008 proxy statement, which is incorporated herein by this reference.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in our 2008 proxy statement, which is incorporated herein by this reference.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our 2008 proxy statement, which is incorporated herein by this reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2007 and 2006
Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity for
the years ended September 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements − September 30, 2007

2.	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
Schedule III - Investments in Real Estate
Schedule IV – Investments in Mortgage Loans on Real Estate

a)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.1	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto.(2)
10.1(a)	First Amendment and Joinder to Loan and Security Agreement, dated July 18, 2007.
10.1(b)	Second Amendment and Joinder to Loan and Security Agreement, dated November 15, 2007.
10.2	Employment Agreement between Michael S. Yecies and Resource America, Inc., dated November 17, 2006. (3)
10.3	Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated November 17, 2006. (3)
10.4	Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated June 18, 2007.
10.5
U.S. $250,000,000 Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the Backup Servicer. (4)

10.5(a)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (4)
10.5(b)	Purchase and Sale Agreement, dated as of October 31, 2006. (4)
10.5(c)	First amendment to Purchase and Sale Agreement, dated as of December 21, 2006. (4)
10.5(d)	Morgan Stanley Bank, Fee Letter, dated October 31, 2006. (4)
10.6	Second Amendment to Credit Agreement, dated December 22, 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (4)
10.6(a)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (5)
10. 7	Credit Agreement, dated August 31, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank. (6)
10.7(a)
First Amendment to Credit Agreement, dated June 22, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank, dated August 31, 2007.

10.8	Asset Purchase Agreement, dated June 19, 2007, between LEAF Funding, Inc., LEAF Financial Corporation and LEAF Commercial Finance Co., LLC and Pacific Capital Bank, N.A. (6)

10.9
Limited Liability Company Agreement of LEAF Ventures, LLC, dated March 2007, between LEAF Financial Corporation and Crit DeMent, Miles Herman, Robert Moskovitz, David English, Matthew Goldenberg and Nicholas Capparelli. (5)

10.9(a)	Credit Agreement, dated March 15, 2007, between Merit Capital Advance, LLC and Deutsche Bank AG Cayman Islands. (5)
10.9(b)	Limited Liability Company Agreement of Merit Capital Advance, LLC, dated March 15, 2007. (5)
10.9(c)	Merit Capital Advance, LLC 15% Subordinated Convertible PIK Note, dated March 15, 2007. (5)
14.1	Insider Trading Policy. (7)
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 21, 2006 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.

(5)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 31, 2007 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
December 14, 2007	By: /s/ Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	December 14, 2007
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	December 14, 2007
JONATHAN Z. COHEN	and Chief Executive Officer

/s/ Michael J. Bradley	Director	December 14, 2007
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	December 14, 2007
CARLOS C. CAMPBELL

/s/ Kenneth A. Kind	Director	December 14, 2007
KENNETH A. KIND

/s/ Hersh Kozlov	Director	December 14, 2007
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	December 14, 2007
ANDREW M. LUBIN

/s/ John S. White	Director	December 14, 2007
JOHN S. WHITE

/s/ Steven J. Kessler	Executive Vice President	December 14, 2007
STEVEN J. KESSLER	and Chief Financial Officer

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Year		Additions Charged to Costs and Expenses		Amounts Written Off Against the Allowance		Balance at End of Year
Allowance for investments in real estate loans:
September 30, 2007		$770	$	−		$(141)		$629
September 30, 2006		$770	$	−	$	−		$770
September 30, 2005		$770	$	−	$	−		$770

Allowance for investments in commercial finance assets:
September 30, 2007	$	−		$229		$(109)		$120
September 30, 2006	$	−	$	−	$	−	$	−
September 30, 2005	$	−	$	−	$	−	$	−

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
September 30, 2007
(in thousands)

Column	Column	Column	Column		Column	Column	Column	Column	Column
A	B	C	D		E	F	G	H	I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition		Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs		Buildings and Land Improvements Total
Real estate owned
Hotel, Savannah, GA	$12,381	$10,187	$1,249	(a)	$15,510	$2,125	1853	6/30/2005 (b)	40 years

FIN 46 Assets
Commercial Retail (c) St. Cloud, MI	1,387	2,300	−		2,300	403	1970	7/01/2003 (d)	40 years

Commercial Retail (c) Elkins West, WV	−	1,600	−		1,600	194	1963	7/01/2003 (d)	40 years
	$13,768	$14,087	$1,249		$19,410	$2,722

(a)	These assets are included with property and equipment (see Note 10 to our consolidated financial statements).
(b)	Date of foreclosure.
(c)	Balances as of June 30, 2007 due to one-quarter lag reporting FIN 46-R results.
(d)	Date of FIN 46-R adoption.

Resource America, Inc.
SCHEDULE III – (Continued)
Real Estate and Accumulated Depreciation
September 30, 2007
(in thousands)

	Years Ended September 30,
	2007	2006	2005
Balance at the beginning of the period	$19,545	$141,127	$163,321
Additions during period:
Improvements, etc.	1,249	−	499
Other – basis adjustments	(91)	323	−
Other − reclass from other assets	−	4,678	−
	20,703	146,128	163,820

Deductions during the period:
Cost of real estate sold	919	126,177	3,372
Other − write down	374	406	19,321
Balance at close of period	$19,410	$19,545	$141,127

Resource America, Inc.
SCHEDULE IV
Mortgage Loans on Real Estate
September 30, 2007
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Second Lien Loans
Apartment building, Hartford, CT	Fixed interest rate of 7.5%	1/1/2009	(a)	$12,793	$21,285	$7,709	$	−

Office building, Washington, DC	Fixed interest rate of 8%	8/1/2008	(b)	−	41,478	13,934		−

Office building, Omaha, NE	Fixed interest rate of 8%	8/31/2011		−	110	110		−

Office building, Philadelphia, PA	Fixed interest rate of 6%	4/27/2008		−	2,816	2,816		−

Multi-family unit, Seabrook Village, NJ	Fixed interest rate of 6%	11/30/2012		−	1,585	1,585		−

Multi-family unit, San Bernardino, CA	Fixed interest rate of 10.27%	08/11/2016		31,500	2,000	1,605		−
				$44,293	$69,274	$27,759	$	−

(a)	All net cash flows from related property
(b)	No current payments

Resource America, Inc.
SCHEDULE IV − (Continued)
Mortgage Loans on Real Estate
September 30, 2007
(in thousands)

	Years Ended September 30,
	2007	2006	2005
Balance at the beginning of the period	$28,584	$25,923	$24,066
Additions during period:
New loans	1,597	4,909	2,240
Additions to existing loans	42	2,310	1,399
Other	760	465	860
	30,983	33,607	28,565

Deductions during the period:
Loan converted to equity interest	−	−	369
Collections of principal	3,224	5,023	2,273
	3,224	5,023	2,642
Balance at end of fiscal year (c)	$27,759	$28,584	$25,923

(c)	This balance does not include a note receivable, which is not a mortgage, relating to a partial sale of our interest in a real estate venture.