Form 10-Q
period 2007-12-31
RESOURCE AMERICA INC
filed 2008-02-11
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

The number of outstanding shares of the registrant’s common stock on February 4, 2008 was 17,749,440.

(Back to Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)
PART I.  FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2007	September 30, 2007
	(unaudited)
ASSETS
Cash	$19,790	$14,624
Restricted cash	76,613	19,340
Receivables	19,812	21,255
Receivables from managed entities	20,478	20,177
Loans sold, not settled	11,857	152,706
Loans held for investment, net	197,721	285,928
Loans held-for-sale, at fair value	112,634	−
Investments in commercial finance, net	646,394	243,391
Investments in real estate, net	49,265	49,041
Investment securities available-for-sale, at fair value	45,145	51,777
Investments in unconsolidated entities	34,924	36,777
Property and equipment, net	15,242	12,286
Deferred income taxes	36,482	30,995
Goodwill	7,969	7,941
Intangible assets, net	4,699	4,774
Other assets	24,438	18,664
Total assets	$1,323,463	$969,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$81,723	$60,546
Payables to managed entities	2,561	1,163
Borrowings	1,050,476	706,372
Deferred income tax liabilities	11,124	11,124
Minority interests	6,146	6,571
Total liabilities	1,152,030	785,776

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,117,108 and 26,986,975 shares issued, respectively (including nonvested restricted stock of 306,716 and 199,708, respectively)	268	268
Additional paid-in capital	265,730	264,747
Retained earnings	18,114	25,724
Treasury stock, at cost; 9,379,326 and 9,369,960 shares, respectively	(102,171)	(102,014)
ESOP loan receivable	(217)	(223)
Accumulated other comprehensive loss	(10,291)	(4,602)
Total stockholders’ equity	171,433	183,900
	$1,323,463	$969,676

The accompanying notes are an integral part of these statements

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2007	2006
REVENUES
Commercial finance	$27,965	$7,089
Financial fund management	16,292	12,387
Real estate	6,472	4,564
	50,729	24,040
COSTS AND EXPENSES
Commercial finance	9,551	3,631
Financial fund management	6,614	4,552
Real estate	5,466	3,013
General and administrative	3,458	2,789
Provision for credit losses	2,773	45
Depreciation and amortization	966	709
	28,828	14,739
OPERATING INCOME	21,901	9,301

Interest expense	(14,677)	(4,591)
Minority interests	(1,091)	(560)
Other (expense) income, net	(18,368)	2,528
	(34,136)	(2,623)
(Loss) income from continuing operations before taxes	(12,235)	6,678
(Benefit) provision for income taxes	(5,873)	2,210
(Loss) income from continuing operations	(6,362)	4,468
Loss from discontinued operations, net of tax	(12)	(19)
NET (LOSS) INCOME	$(6,374)	$4,449
Basic (loss) earnings per common share:
Continuing operations	$(0.37)	$0.26
Discontinued operations	−	−
Net (loss) income	$(0.37)	$0.26
Weighted average shares outstanding	17,428	17,292
Diluted (loss) earnings per common share:
Continuing operations	$(0.37)	$0.23
Discontinued operations	−	−
Net (loss) income	$(0.37)	$0.23
Weighted average shares outstanding	17,428	19,122

Dividends declared per common share	$0.07	$0.06

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2007
(in thousands)
(unaudited)

						Accumulated
		Additional			ESOP	Other	Totals
	Common	Paid-In	Retained	Treasury	Loan	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	Receivable	Loss	Equity	Loss
Balance, October 1, 2007	$268	$264,747	$25,724	$(102,014)	$(223)	$(4,602)	$183,900
Net loss	-	-	(6,374)	-	-	-	(6,374)	$(6,374)
Treasury shares issued	-	54	-	80	-	-	134	−
Stock-based compensation	-	250	-	-	-	-	250	−
Restricted stock awards	-	521	-	-	-	-	521	−
Issuance of common shares	-	158	-	-	-	-	158	−
Purchase of treasury shares	−	−	−	(237)	−	−	(237)	−
Cash dividends	-	-	(1,236)	-	-	-	(1,236)	−
Other comprehensive loss	−	−	−	−	−	(5,689)	(5,689)	(5,689)
Total comprehensive loss	−	−	−	−	−	−	−	$(12,063)
Repayment of ESOP loan	-	-	-	-	6	−	6
Balance, December 31, 2007	$268	$265,730	$18,114	$(102,171)	$(217)	$(10,291)	$171,433

The accompanying notes are an integral part of this statement

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,374)	$4,449
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of acquisitions:
Impairment charge on collateralized debt obligation investments	1,017	−
Depreciation and amortization	1,290	810
Provision for credit losses	2,773	45
Equity in earnings of unconsolidated entities	(3,609)	(3,981)
Minority interests	1,091	560
Distributions from unconsolidated entities	4,764	3,941
Losses on sales of loans held-for-sale	18,332	−
Gains on sales of investment securities available-for-sale	−	(1,347)
Gains on sales of assets	(301)	(74)
Deferred income tax benefit	(5,487)	(671)
Non-cash compensation on long-term incentive plans	905	401
Non-cash compensation issued	110	797
Non-cash compensation received	(97)	(673)
Decrease (increase) in commercial finance investments	7,455	(63,594)
Changes in operating assets and liabilities	(979)	(7,706)
Net cash provided by (used in) operating activities of continuing operations	20,890	(67,043)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,375)	(219)
Payments received on real estate loans and real estate	3,695	3,256
Investments in real estate	(738)	(10,188)
Purchase of investments	(200,311)	(5,795)
Proceeds from sale of investments	1,957	3,381
Net cash paid for acquisitions	(8,022)	−
(Increase) decrease in other assets	(3,842)	1,769
Net cash used in investing activities of continuing operations	(210,636)	(7,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	416,900	161,507
Principal payments on borrowings	(162,452)	(97,751)
Dividends paid	(1,236)	(1,043)
Distributions paid to minority interest holders	(937)	−
Increase in restricted cash	(57,273)	(5,639)
Proceeds from issuance of stock	158	25
Purchase of treasury stock	(237)	−
Net cash provided by financing activities of continuing operations	194,923	57,099
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(6)	(14)
Financing activities	(5)	−
Net cash used in discontinued operations	(11)	(14)
Increase (decrease) in cash	5,166	(17,754)
Cash at beginning of period	14,624	37,622
Cash at end of period	$19,790	$19,868

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

The consolidated financial statements and the information and tables contained in the notes thereto as of December 31, 2007 and for the three months ended December 31, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“fiscal 2007”).  The results of operations for the three months ended December 31, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2008 (“fiscal 2008”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp. (“LEAF”) in which the senior executives of LEAF hold a 14.9% interest.

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

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation − (Continued)

In certain collateralized debt obligation (“CDO”) transactions sponsored by the Company, the Company provides credit support in the form of a first loss guarantee to the warehouse lender, which is typically an investment banking firm that provides the warehouse facility to a CDO issuer while the CDO issuer accumulates assets.  If the warehouse lender has to dispose of the assets it holds at a loss, the Company will reimburse the lender for its losses up to a specified amount.  Generally, the first loss amount ranges from 3% to 6% of the total assets accumulated in the warehouse facility during the accumulation phase.  The Company is often required to deposit an amount into an account held by the warehouse lender as assets are being accumulated.  The Company reflects these amounts as restricted cash on its consolidated balance sheets.  In these cases, the Company has generally determined the CDO issuer is a VIE, the first loss guarantee is a variable interest and that the Company is the primary beneficiary and required to consolidate the CDO issuer’s assets and liabilities which generally consist of leveraged and commercial loans and a warehouse facility.

When a sufficient amount of assets are accumulated, the CDO issuer repays the warehouse facility by issuing various layers of CDO securities to investors in a private offering, the Company’s first loss guarantee is terminated and the Company no longer consolidates the CDO issuer.  The Company generally serves as collateral asset manager of the CDO issuer and receives ongoing fees for this service until the expiration of the CDO issuer.

As of December 31, 2007, the Company consolidated three CDO issuers (Apidos CDO VI, Apidos CDO VII and Resource Europe II). Subsequent to December 31, 2007, the Company determined to end the warehouse agreements for Apidos CDO VII and Resource Europe II (see Note 12).  The underlying loans were sold in late January and early February 2008.  Accordingly, the Company reclassified these loans and recorded a loss on the reclassification in the quarter ended December 31, 2007.  The loss is included in other (expense) income in the consolidated statements of operations (see Note 18).  The assets and liabilities of those CDO issuers, which were included in the Company’s consolidated balance sheets at December 31, 2007 in accordance with FIN 46-R, will not be consolidated in subsequent periods as a result of the sale.  The restricted cash (see Note 5) securing the warehouse agreements was retained by the warehouse lender.  Additionally, the Company has no additional warehouse loss exposure under these facilities and is relieved of its commitments (see Note 19).

In December 2007, the Company purchased 100% of the outstanding preference shares of Apidos CDO VI for $21.3 million.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO VI.  The Company was deemed to be the primary beneficiary and, therefore, has consolidated Apidos CDO VI in accordance with FIN 46-R.

Certain reclassifications have been made to the fiscal 2007 consolidated financial statements to conform to the fiscal 2008 presentation.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance for Credit Losses

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows.  Increases in the allowance for credit losses are recognized in the statements of operations as a provision for credit losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for credit losses.  The Company periodically evaluates its loan portfolio, and in particular, any loans that are not current with respect to scheduled payments of principal and interest.  In reviewing its portfolio of loans held for investment and the observable secondary market prices, the Company determined that a reserve was needed at December 31, 2007 and recorded a provision for credit losses of $458,000.

For real estate loans included in investments in real estate in the consolidated balance sheets, the Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of loans and real estate.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company continually monitors collections and payments from its borrowers and maintains an allowance for estimated losses based upon its historical experience and its knowledge of specific borrower collection issues.  The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.  The Company recorded no provision on the real estate loans at December 31, 2007 or 2006.

The Company evaluates the adequacy of the allowance for credit losses in commercial finance, which includes investments in leases, notes and future payment card receivables, based upon, among other factors, management’s experience of portfolio default rates, subsequent collectability and economic conditions and trends.  The Company discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.  Management has determined that an allowance for credit losses was needed at December 31, 2007 and 2006 and recorded a provision of $2.3 million and $45,000, respectively.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Allowance for Credit Losses − (Continued)

Generally, during the lease terms of existing operating leases, the Company will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on a continual basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no writedowns of equipment during three months ended December 31, 2007 and 2006.

Recently Issued Financial Accounting Standards

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 141-R, “Business Combinations.”  SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009.  While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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
December 31, 2007
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

In May 2007, the FASB issued Staff Position (“FSP”) FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies” (“FSP FIN 46-R(7)”).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  Certain of the Company’s consolidated subsidiaries currently apply investment company accounting.  The Company is currently evaluating the impact, if any; the adoption of this interpretation will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  The Company is currently evaluating the expected effect, if any; SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities (“SFAS 157”).  SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard will also require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is currently determining the effect, if any; the adoption of SFAS 157 will have on its consolidated financial statements.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash. The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At December 31, 2007, the Company had $39.5 million (excluding restricted cash) in deposits at various banks, of which $36.4 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended December 31,
	2007	2006
Cash paid during the period for:
Interest	$18,279		$1,650
Income taxes	$1,224		$61
Non-cash activities include the following:
Transfer of loans held for investment (see Note 12):
Reduction of loans held for investment	$194,207	$	−
Termination of associated warehouse credit facility	$(194,207)	$	−
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	$(51,524)		$(210,129)
Proceeds from sale of loans	$152,843		$2,630
Principal payments on loans	$7,366		$6,143
Use of funds held in escrow for purchases of loans	$(3,000)	$	−
(Losses) gains on sale of loans	$(29)		$2
(Repayments of) borrowings on associated secured warehouse credit facilities	$(107,841)		$201,355
Acquisition of leasing assets of NetBank Business Finance (see Note 7):
Commercial finance assets acquired	$412,541	$	−
Purchase of building and other assets	$7,835	$	−
Debt incurred for acquisition	$(391,176)	$	−
Liabilities assumed	$(21,178)	$	−

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

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

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended December 31,
	2007	2006
Shares
Basic shares outstanding	17,428	17,292
Dilutive effect of stock option and award plans (1)	−	1,830
Dilutive shares outstanding	17,428	19,122

(1)
As of December 31, 2007, all outstanding options and other equity awards were antidilutive due to the loss for the quarter and therefore, were excluded from the computation of diluted EPS.  In addition, of the options outstanding at December 31, 2007, 993,007 were at exercise prices exceeding the average market price of the Company’s stock for the three months ended December 31, 2007.  The exercise prices on these options range from $15.91 to $27.84.  As of December 31, 2006, all outstanding options were dilutive.

NOTE 5 − RESTRICTED CASH

At December 31, 2007, the Company held $76.6 million of restricted cash, which was comprised of the following (in thousands):

	December 31, 2007		September 30, 2007
	(unaudited)
Escrow funds − financial fund management	$51,906	(1)	$12,282
Collection accounts – commercial finance	23,719	(2)	5,884
Other	988		1,174
	$76,613		$19,340

(1)
At December 31, 2007, Apidos CDO VI held $37.1 million in trust.  In addition, the Company held $14.8 million in escrow as required by the warehouse agreements for Apidos CDO VII and Resource Europe II.  These funds were retained by the lenders due to the termination of these facilities (see Notes 6, 12, 18 and 19).

(2)
The Company is required under the existing credit facilities for its commercial finance operations to maintain collection accounts.  The significant increase in borrowings under those facilities, principally to fund the acquisition of NetBank (see Notes 7 and 12), resulted in an increase in cash held in the collection accounts at December 31, 2007.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 6 − LOANS

Loans Held for Investment

The following is a summary of the Company’s secured bank loans held for investment by CDO issuers that the Company consolidated in accordance with FIN 46-R (in thousands):

	December 31, 2007	September 30, 2007
Principal	$199,020	$284,906
Unamortized premium	314	1,160
Unamortized discount	(1,155)	(138)
	198,179	285,928
Allowance for credit losses	(458)	−
Loans held for investment, net	$197,721	$285,928

In December 2007, the Company closed Apidos CDO VI, a $240.0 million securitization of corporate loans, and provided the equity of $21.3 million for this investment.  At December 31, 2007, the portfolio of loans consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”) plus 1.38% to 9.50% with maturity dates ranging from March 2010 to June 2022.

At September 30, 2007, the portfolio consisted of floating rate loans at various LIBOR rates, including European LIBOR rates, plus 1.38% to 8.50%, with maturity dates ranging from March 2010 to June 2022.

There were no fixed rate loans as of December 31, 2007 or September 30, 2007.

Loans Sold, Not Traded

In connection with the substantial volatility and reduction in liquidity in global credit markets that commenced in July 2007, the Company decided to decrease its exposure to corporate bank loans, principally in Europe and to a lesser extent the United States.  As a result, the Company entered into trades to sell certain bank loans prior to September 30, 2007, not all of which had settled at that date.  The gross proceeds of these trades totaled $152.7 million.  As of December 31, 2007, $11.9 million in proceeds remained outstanding from these trades.  All remaining proceeds from these trades were received in January 2008.

Loans Held-for-Sale

As of December 31, 2007, the Company consolidated three CDO issuers (Apidos, CDO VI, Apidos CDO VII and Resource Europe II).  Subsequent to December 31, 2007, the Company determined to end the warehouse agreements for Apidos CDO VII and Resource Europe II (see Note 12).  The underlying loans were sold in late January and early February 2008.  As a result, the Company reclassified $112.6 million of loans held for investment that had secured these warehouse facilities to loans held-for-sale.  In connection with the reclassification, the Company recorded an $18.3 million charge to reduce these loans to fair value (see Note 18).  The assets and liabilities of those CDO issuers, which were included in our consolidated balance sheets at December 31, 2007 in accordance with FIN 46-R, will not be consolidated in subsequent periods as a result of the sale.  The restricted cash (see Note 5) securing the warehouse agreements was retained by the warehouse lender.  Additionally, the Company has no additional loss exposure and is relieved of its commitments (see Note 19).

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE

Portfolio Acquisitions

Dolphin Capital Corp.  On November 30, 2007, the Company acquired the net business assets of Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, FSB.  The total purchase price of $170.5 million included a $169.0 million portfolio of small ticket leases which was acquired directly by an investment partnership sponsored and managed by LEAF.  The investment partnership financed this transaction with bank borrowings under an existing facility.

NetBank Business Finance.  On November 7, 2007, the Company acquired at a discount a portfolio of over 10,000 equipment leases and loans to small businesses, of NetBank Business Finance, a division of NetBank, from the Federal Deposit Insurance Corporation which held it in receivership, for $412.5 million.  Financing for this transaction was provided by borrowings under the Company’s existing warehouse credit facility and a new facility with Morgan Stanley Bank and Morgan Stanley Asset Funding Inc. (see Note 12).

The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the respective portfolio acquisitions (in thousands):

	NetBank	Dolphin Capital Corp.
Leases and notes	$412,539	$	−
Property and equipment and other assets	6,168		1,667
Liabilities assumed	(21,176)		−
Borrowings under debt facilities	(389,683)		(1,493)
Net cash paid for acquisitions	$7,848		$174

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	December 31,	September 30,
	2007	2007
Notes receivable	$471,516	$192,262
Direct financing leases, net	152,387	44,100
Future payment card receivables, net	23,686	6,899
Assets subject to operating leases, net of accumulated depreciation of $27 and $7	200	250
Allowance for credit losses	(1,395)	(120)
Investments in commercial finance, net	$646,394	$243,391

The interest rates on notes receivable generally range from 7% to 15%.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

Commercial Finance Assets − (Continued)

The components of direct financing leases are as follows (in thousands):

	December 31, 2007	September 30, 2007
Total future minimum lease payments receivables	$178,501	$50,196
Initial direct costs, net of amortization	781	658
Unguaranteed residuals	2,276	442
Unearned income	(29,171)	(7,196)
Investments in direct financing leases, net	$152,387	$44,100

The Company typically sells without recourse all of the leases and notes it acquires or originates to the investment entities it manages within two to three months after their acquisition or origination.  However, due to the significant volume of leases and loans acquired from NetBank ($383.0 million at December 31, 2007), these assets are not expected to be completely sold until April 2008.  In addition, the Company has accumulated a $130.0 million portfolio of leases and notes that are anticipated to be sold to a new investment entity it formed and will manage.  This new investment entity is currently in the offering stage.

Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on factoring their future credit card receipts.  The components of future payment card receivables are as follows (in thousands):

	December 31, 2007	September 30, 2007
Total future payment card receivables	$28,111	$8,135
Unearned income	(4,425)	(1,236)
Investments in future payment card receivables	$23,686	$6,899

The following table summarizes the activity in the allowance for credit losses (in thousands):

	LEAF		Merit	Total
Balance, October 1, 2007	$	−	$120	$120
Provision for credit losses		1,586	729	2,315
Charge-offs, net of recoveries		(616)	(424)	(1,040)
Balance, December 31, 2007		$970	$425	$1,395

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 8 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	December 31,		September 30,
	2007	2006	2007
Real estate loans:
Balance, beginning of period	$27,765	$28,739	$28,739
New loans	−	−	1,597
Additions to existing loans	−	−	42
Collection of principal	(1,602)	(281)	(3,373)
Other	165	47	760
Balance, end of period	26,328	28,505	27,765
Less: allowance for credit losses	(629)	(770)	(629)
Net real estate loans	25,699	27,735	27,136
Real estate:
Ventures	9,863	9,421	9,769
Owned, net of accumulated depreciation of $2,223, $1,833, and $2,125	13,703	12,336	12,136
Total real estate	23,566	21,757	21,905
Investments in real estate	$49,265	$49,492	$49,041

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company’s investment securities available-for-sale are carried at fair market value based on market quotes.  Unrealized gains or losses, net of tax, are included in accumulated comprehensive loss in stockholders’ equity.

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK) (see Note 17), in addition to investments in the CDO issuers it has sponsored and manages, as follows (in thousands):

	December 31,	September 30,
	2007	2007
RCC stock, including unrealized losses of $11,309 and $7,344	$18,272	$22,099
TBBK stock, including unrealized gains of $418 and $1,010	1,592	2,184
CDO securities, including net unrealized losses of $8,547 and $7,543	25,281	27,494
Investment securities available-for-sale	$45,145	$51,777

The Company held approximately 2.0 million shares of RCC at December 31, and September 30, 2007.  In addition, the Company held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock at December 31, and September 30, 2007.

The Company held 118,290 shares of TBBK at December 31, and September 30, 2007.  Included in other assets at December 31 and September 30, 2007 are an additional 123,719 shares of TBBK as well as $1.1 million and $1.2 million, respectively, of other equity securities that are held in a supplemental employment retirement plan for the Company’s former Chief Executive Officer.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

Investments in CDO securities represent investments in the CDO issuers that the Company sponsored and manages.  Investments in 18 CDOs at December 31 and September 30, 2007 were held directly through the Company’s financial fund management entities and indirectly through the consolidation of two investment partnerships, the Structured Finance Funds (“SFF”) entities, that the Company manages as the general partner.  Interests owned by third parties of the SFF entities, reflected as minority interest holdings on the consolidated balance sheets, totaled $4.2 million and $3.6 million as of December 31 and September 30, 2007, respectively.  The investments held by the respective CDOs are sensitive to interest rate fluctuations, which accordingly impact their fair value.  Unrealized losses are generally caused by the effect of rising interest rates on those securities with stated interest rates that are below market.

Unrealized Losses

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in CDO securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2007	$33,828	$242	$(8,789)	$25,281
December 31, 2006	$31,282	$157	$(1,861)	$29,578

Unrealized losses as of December 31, 2007 and 2006, along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands):

	Estimated Fair Value	Less than 12 Months	Estimated Fair Value	More than 12 Months
December 31, 2007	$16,194	$(2,714)	$5,282	$(6,075)
December 31, 2006	$15,896	$(899)	$5,353	$(962)

Realized Losses

The global credit markets have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the subprime sector.  In the first quarter of fiscal 2008, the Company recorded a $1.0 million charge for the other–than-temporary impairment of certain of its investments in CDOs, primarily those with investments in real estate asset-backed securities (“ABS”), including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”), and trust preferred securities of a subprime lender and a subprime investor.  There were no impairment charges in the first fiscal quarter of 2007.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 10 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	December 31, 2007	September 30, 2007	Range of Combined Partnership Interests
Trapeza entities (1)	$15,726	$16,190	13%−50%
Financial fund management partnerships	7,582	7,185	5%−10%
Real estate investment partnerships	8,111	7,926	5%–11%
Commercial finance investment partnerships	2,002	2,109	1%−5%
Tenant-in-Common (“TIC”) property interest (2)	1,503	3,367	N/A
Investments in unconsolidated entities	$34,924	$36,777

(1)
Includes the Company’s 50% equity interest in one of the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC (“TCM”).  The Company does not consolidate TCM since it does not have control over it.

(2)
The Company held an interest in one TIC property.  Of the Company’s 49% ownership interest in the property, 13.8% and 32.9% remained available for sale to investors at December 31 and September 30, 2007, respectively.

Summarized operating data for TCM is presented below (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Management fees	$2,910	$3,839
Operating expenses	(890)	(824)
Other expense	(67)	(29)
Net income	$1,953	$2,986

NOTE 11 − PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Lives	December 31, 2007	September 30, 2007
Land (1)	−	$200	$	−
Building (1)	39 years	1,667		−
Leasehold improvements	1-15 years	5,539		4,420
Real estate assets − FIN 46-R	40 years	3,900		3,900
Furniture and equipment	3-10 years	10,178		9,438
		21,484		17,758
Accumulated depreciation and amortization		(6,242)		(5,472)
Property and equipment, net		$15,242		$12,286

(1)	Reflects the value of the land and building located in Moberly, Missouri which the Company acquired from Dolphin Capital Corp. (see Notes 7 and 12 ).

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 12 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of December 31, 2007			As of September 30, 2007
	Amount of Facility	Balance		Balance
	(in millions)	(in thousands)		(in thousands)
Financial fund management:
Secured warehouse credit facilities consolidated under FIN 46-R	$300.0	$54,018		$50,626
	589.2	89,050		223,549
	−	−		165,364

CDO senior notes consolidated under FIN 46-R, net	218.0	212,950	(1)	−
Subtotal – Financial fund management	$1,107.2	356,018		439,539

Commercial finance:
Secured revolving credit facilities	$150.0	129,600		83,900
	250.0	128,098		137,637
Bridge loans
A Loan	333.4	321,658		−
B Loan	34.7	33,527		−
Subtotal – Commercial finance	$768.1	612,883		221,537

Corporate:
Secured revolving credit facilities	$75.0	56,600		29,600
	14.0	8,000		−
Subtotal – Corporate	$89.0	64,600		29,600

Other debt		16,975		15,696
Total borrowings outstanding		$1,050,476		$706,372

(1)	The senior notes are shown net of deferred issuance costs of $5.1 million.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Financial fund management - Secured warehouse credit facilities

The Company is a party to various warehouse credit agreements for facilities which provide funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities are consolidated by the Company in accordance with FIN 46-R while the assets accumulate prior to the completion of the CDO.  Upon the closing of the CDO, the facility is terminated and the interest is paid.  The following financial fund management facilities were in place at December 31, 2007:

•
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley Bank (“Morgan Stanley”) with interest at LIBOR plus 75 basis points.  The Company determined to end this facility at its maturity date on January 16, 2008.  The Company has recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of the underlying loans in the portfolio (see Note 18).  The facility provides for a guarantee by the Company as well as an escrow deposit (see Notes 5 and 19).  The Company has no further exposure under this facility.  Average borrowings were $50.5 million at an average interest rate of 5.8% for the three months ended December 31, 2007.

•
In January 2007, a EUR 400.0 million facility (approximately $589.2 million at December 31, 2007) was opened with Morgan Stanley with interest at European LIBOR plus 75 basis points.  The Company determined to end this facility at its maturity date on January 11, 2008.  The Company has recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of these underlying loans (see Note 18).  The facility provides for a guarantee by the Company as well as an escrow deposit (see Notes 5 and 19).  The Company has no further exposure under this facility.  Average borrowings were $141.9 million at an average interest rate of 5.3% for the three months ended December 31, 2007.

•
In connection with the closing of Apidos CDO VI, a $400.0 million facility opened in August 2006 with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”) was terminated in December 2007.  The interest rate was LIBOR plus 62.5 basis points.  Average borrowings for the three months ended December 31, 2007 were $144.1 million at an average interest rate of 5.7%.  Average borrowings for the three months ended December 31, 2006 were $81.4 million at an average interest rate of 6.0%.

Financial Fund Management – CDO senior notes

In December 2007, the Company closed Apidos CDO VI, which issued $218.0 million of its senior notes at par.  The investments held by Apidos CDO VI collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  The senior notes issued consist of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.00%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  All of the notes issued mature on December 13, 2019, although the note holders have the right to call the notes anytime after January 4, 2012 until maturity, or in the case of a refinancing, anytime after January 4, 2011.  The weighted average interest rate on all the notes was 5.94% at December 31, 2007.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Commercial finance - Secured revolving credit facilities

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  In September 2007, LEAF entered into an interest rate swap agreement in the amount of $75.0 million for this facility in order to mitigate fluctuations in LIBOR (see Note 14).  The swap agreement terminates in September 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Weighted average borrowings for the three months ended December 31, 2007 were $121.0 million at an effective interest rate of 6.4%.  Weighted average borrowings for the three months ended December 31, 2006 were $105.5 million at an effective interest rate of 7.3%.

In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC.  The facility is non-recourse to the Company.  The facility matures in October 2009.  However, any outstanding borrowings as of that date will continue to amortize until fully repaid at a higher rate of interest.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest is charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million.  Interest and principal payments are due monthly.  The Company utilizes interest rate swap agreements to mitigate fluctuations in LIBOR (see Note 14).  The swap agreements terminate at various dates ranging from November 2011 to November 2020.  Weighted average borrowings for the three months ended December 31, 2007 were $135.2 million at an effective interest rate of 5.8%.  Weighted average borrowings for the three months ended December 31, 2006 were $2.2 million at an effective interest rate of 7.3%.

In June 2007, LEAF entered into a $100.0 million short-term revolving credit facility opened with a commercial bank, which was terminated in October 2007.  Interest was charged at one of three rates:  (i) LIBOR plus 1.75%, (ii) one-month LIBOR divided by the sum of 1 minus the LIBOR reserve percent, plus 1.75%; and (iii) the higher of the lender’s base rate or the federal funds rate plus 50 basis points.  There were no borrowings on this facility in fiscal 2008.

Commercial finance – Bridge loans

In November 2007, an indirect subsidiary of LEAF obtained $368.1 million of bridge financing from Morgan Stanley to fund the NetBank acquisition. The financing agreement provides for two loans − a class A loan and a class B loan.  These loans are secured by the assets of the LEAF subsidiary.  The agreement terminates on November 1, 2008 unless extended at the discretion of the lender.  However, any outstanding borrowings as of that date will continue to amortize until fully repaid, at a higher rate of interest.  The Company has entered into an interest rate swap agreement to mitigate fluctuations in the interest rate on this facility (see Note 14).  The swap agreement matures in September 2011.

The class A loan ($333.4 million) has varying rates of interest as follows:  (i) from the closing date through August 7, 2008, the rate is the adjusted eurodollar rate (defined as the 30 day LIBOR rate) plus 2.00%; (ii) from August 8, 2008 through the termination date, the rate is the adjusted eurodollar rate plus 2.50%; and (iii) from and after the termination date or during any event of default, the adjusted eurodollar rate plus 3.00%.

The class B loan ($34.7 million) has varying rates of interest as follows:  (i) from the closing date through August 7, 2008, the rate is the adjusted eurodollar rate plus 10.00%; (ii) from August 8, 2008 through the termination date, the rate is the adjusted eurodollar rate plus 12.50%; and (iii) from and after the termination date or during any event of default, the adjusted eurodollar rate plus 15.00%.

Weighted average borrowings on these loans were $217.5 million at an effective interest rate of 7.5% for the three months ended December 31, 2007.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

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

Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate plus 1%; or (ii) LIBOR plus 2.25%.  The Company is also required to pay an unused facility fee of 25 basis points per annum, payable quarterly in arrears.  Average borrowings for the three months ended December 31, 2007 were $40.7 million at an average rate of 8.34%.  As of December 31, 2007, availability on this line was limited to $16.4 million.  There were no outstanding borrowings on this facility in the first quarter of fiscal 2007.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, limited based on the value of the collateral, was $1.0 million as of December 31, 2007.

Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for the three months ended December 31, 2007 were $1.3 million at an effective interest rate of 11.9%.  There were no outstanding borrowings on this facility in the first quarter of fiscal 2007.

Other debt − Mortgage loans

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of December 31, 2007 was $12.4 million.

As of December 31, 2007, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding balance totaling $1.3 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

In November 2007, in conjunction with the acquisition of the net business assets of Dolphin Capital Corp., the Company obtained a $1.5 million first mortgage on an office building in Moberly, Missouri.  The mortgage is due in December 2037, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077 (see Note 7).

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Other debt − Notes

Secured Notes.  In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points (6.2% at December 31, 2007) and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collaterized the borrowings under the note.  The outstanding balance as of December 31, 2007 was $1.0 million.

At December 31, 2007, the Company also had an outstanding balance of $638,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending December 31 and thereafter are as follows (in thousands):

2008	$334,448	(1)
2009	164,301
2010	103,194
2011	284,017	(2)
2012	6,231
Thereafter	20,267
	$912,458

(1)
Excludes $143.1 million related to borrowings under financial fund management secured warehouse credit facilities which the Company terminated in January 2008 and which will be net settled with the proceeds from the sale of collateral.

(2)	Includes the repayment of $218.0 million of senior notes for Apidos CDO VI which the Company consolidates under FIN 46-R.

Covenants

At December 31, 2007, the Company was in compliance with all of the financial covenants under its various debt agreements.  These financial covenants are customary for the type and size of the related debt facilities and include minimum equity requirements as well as specified debt service coverage and leverage ratios.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 13 − COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income, are referred to as “other comprehensive (loss) income” and for the Company include changes in the fair value, net of taxes, of investment securities available-for-sale and hedging contracts.

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended December 31,
	2007	2006
Net (loss) income	$(6,374)	$4,449
Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities available-for-sale net of tax of $(3,100) and $2,292	(3,544)	2,300
Less: reclassification for losses (gains) realized in net income, net of tax of $495 and $(579)	536	(768)
	(3,008)	1,532

Minimum pension liability adjustment, net of tax of $5 and $0	(5)	−
Unrealized (losses) gains on hedging contracts, net of tax $(2,901) and $9	(3,172)	13
Foreign currency translation gain	496	187
Comprehensive (loss) income	$(12,063)	$6,181

The changes in accumulated other comprehensive (loss) income associated with cash flow hedge activities (see Note 14) were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$(732)	$	−
Current period changes in fair value, net of tax of $(2,901) and $9	(2,440)		13
Balance at end of period	$(3,172)		$13

NOTE 14 – DERIVATIVE INSTRUMENTS

The Company’s hedging strategy is to use derivative financial instruments, including interest rate swaps, designated as cash flow hedges.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, the Company determines whether a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates.  High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability.  The Company measures the effectiveness of each hedge throughout the hedge period.  Any hedge ineffectiveness, as defined by GAAP, will be recognized in the consolidated statements of operations.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 14 – DERIVATIVE INSTRUMENTS − (Continued)

At December 31, 2007, the notional amount of outstanding interest rate swaps was $546.0 million.  Assuming that market rates remain constant with the rates at December 31, 2007, $1.8 million of the net losses in accumulated other comprehensive loss would be recognized in earnings over the next 12 months.

NOTE 15 - INCOME TAXES

The Company recorded the following (benefit) provision for income taxes, as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
(Benefit) provision for income taxes, at estimated effective rates	$(5,873)	$2,872
Net decrease in valuation allowance	−	(662)
(Benefit) provision for income taxes	$(5,873)	$2,210

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109,”  which provides guidance on the measurement and recognition and disclosure of tax positions taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition and classification.  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  Effective October 1, 2007, the Company adopted the provisions of FIN 48, which did not have an impact on its consolidated balance sheets on date of adoption nor as of December 31, 2007.  In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities in certain states in which the Company has significant business operations, such as Pennsylvania and New York.  The IRS is currently examining the Company's 2005 tax year.  The Company anticipates that the 2005 examination will be concluded in the current fiscal year and has recorded a liability and corresponding deferred tax asset for what the Company's believes to be the proposed examination adjustments based upon the results from its 2004 IRS examination.  The Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2001.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 15 - INCOME TAXES − (Continued)

The Company is also required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.

NOTE 16 − STOCK−BASED COMPENSATION

Employee Stock Options

The Company’s employee stock plans allow for grants of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  Under the 2005 employee stock plan, the Company may also grant restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

During the three months ended December 31, 2007, the Company granted 10,000 employee stock options.  No grants were made in the first quarter of fiscal 2007.  There was no tax benefit recorded at the grant date since the options issued were ISOs and employees have typically held the stock received on exercise for the requisite holding period.

The calculation of the fair value of options granted was made using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended December 31, 2007
Fair value of stock option granted	$3.56
Expected life (years)	6.25
Expected stock volatility	28.9%
Risk-free interest rate	4.8%
Dividend yield	1.7%

As of December 31, 2007, there was a total of $1.6 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted-average period of 1.1 years.  The Company recorded option compensation expense during the three months ended December 31, 2007 and 2006 of $250,000 and $217,000, respectively.

Restricted Stock

During the quarter ended December 31, 2007, the Company issued 107,969 shares of restricted stock valued at $1.8 million, which vest primarily over 39 months.  During fiscal 2007, the Company issued 137,446 shares of restricted stock valued at $3.5 million, which primarily vest 25% in January 2008 and 6.25% on a quarterly basis thereafter through January 2011.  In fiscal 2006, the Company issued 84,580 shares of restricted stock valued at $1.5 million, which primarily vest 25% per year commencing in January 2007.  For the three months ended December 31, 2007 and 2006, the Company recorded compensation expense related to these restricted stock awards of $515,000 and $90,000, respectively.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 16 – STOCK-BASED COMPENSATION − (Continued)

Restricted Stock − (Continued)

During fiscal 2007, LEAF issued 135,000 shares of its restricted stock valued at $39,000, which vest 25% per year commencing April 2008.  During fiscal 2006, LEAF issued 300,000 shares of its restricted stock valued at $69,000, which vest at 50% per year commencing in February 2007.  In March 2007, a majority-owned subsidiary of LEAF issued 8% of its units valued at $53,000.  The Company recorded compensation expense related to these awards of $6,000 and $12,000 for the three months ended December 31, 2007 and 2006, respectively.

Performance–Based Awards

During the quarter ended December 31, 2007, the Company granted 99,000 shares of restricted stock that will vest based on the achievement of certain performance goals.  No expense was recorded relative to these units.

Aggregate information regarding the Company’s employee stock options as of December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Term (in years)	Value
Balance – beginning of year	3,316,761	$8.49
Granted	10,000	$16.49
Exercised	(23,125)	$6.84
Forfeited	(1,000)	$17.26
Balance - end of period	3,302,636	$8.53	4.5	$22,554,077
Exercisable - end of period	2,995,267	$7.55
Available for grant	883,011 (1)

(1)	Reduced for other equity shares awards that have been granted under the 2005 employee stock plan.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 16 – STOCK-BASED COMPENSATION − (Continued)

The following table summarizes the activity for nonvested employee stock options and restricted stock during the three months ended December 31, 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested Stock Options
Outstanding − beginning of year	297,870	$7.70
Granted	10,000	$5.87
Vested	−	$ −
Forfeited	(500)	$6.75
Outstanding – end of period	307,370	$7.57

Nonvested Restricted Stock
Outstanding − beginning of year	199,708	$22.50
Granted	107,969	$16.30
Vested	−	$ −
Forfeited	(961)	$25.99
Outstanding – end of period	306,716	$20.66

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	December 31,	September 30,
	2007	2007
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$7,544	$9,229
Financial fund management entities	4,788	5,341
Real estate investment partnerships and TIC property interests	4,868	3,439
RCC	3,199	2,034
Other	79	134
Receivables from managed entities and related parties, net	$20,478	$20,177
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$2,361	$1,163
TBBK	200	−
Payables to managed entities	$2,561	$1,163

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Financial Fund Management - fees from managed entities	$2,827	$2,611
Real Estate - fees from investment partnerships and TIC property interests	2,222	2,338
Commercial finance - fees from investment partnerships	8,503	2,128
RCC:
Management, incentive and servicing fees	2,776	2,828
Reimbursement of expenses from RCC	93	264
Dividends received	804	823
Atlas America − reimbursement of net costs and expenses	155	196
Anthem Securities:
Payment of operating expenses	−	(198)
Reimbursement of costs and expenses	−	201
1845 Walnut Associates Ltd - payment of rent and operating expenses	(120)	(159)
9 Henmar LLC - payment of broker/consulting fees	(167)	(158)
Ledgewood P.C. – payment of legal services	(160)	(57)

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the CEO of TBBK and its subsidiary bank.  D. Cohen is the son of Edward E. Cohen (“E. Cohen,” the Company’s Chairman of the Board) and the brother of Jonathan Z. Cohen (“J. Cohen,” the Company’s CEO and President) and B. Cohen is the wife of E. Cohen and mother of J. Cohen and D. Cohen.  During the three months ended December 31, 2006, the Company sold 80,000 of its shares of TBBK stock for $2.0 million and realized gains of $1.3 million.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services to Merit.  For the three months ended December 31, 2007, $14,000 in fees had been paid to TBBK.  In addition, the Company has accrued a fee of $200,000 due to TBBK for advisory services related to the acquisition of NetBank.  At December 31, 2007, the Company had $2.2 million in cash on deposit at TBBK.

Transactions between LEAF and RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and notes are sold to RCC at book value plus an origination fee not to exceed 1%.  LEAF sold $22.7 million and $9.6 million of leases and notes to RCC during three months ended December 31, 2007 and 2006, respectively.  In addition, from time to time LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  LEAF purchased $3.3 million and $7.3 million during the three months ended December 31, 2007 and 2006, respectively, of leases from RCC at a price equal to their book value.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (the “LEAF Funds”) for which it also is the general partner.  The leases and notes are sold to the LEAF Funds at book value plus an originations fee not to exceed 2%.  LEAF sold $282.1 million and $55.2 million of leases and notes to the LEAF Funds during the three months ended December 31, 2007 and 2006, respectively.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  LEAF purchased $1.4 million of leases and notes back from the LEAF Funds at a price equal to their book value for each of the three months ended December 31, 2007 and 2006.

NOTE 18 − OTHER (EXPENSE) INCOME, NET

The following table details the Company’s other (expense) income, net (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Other expense:
Loss on loans held-for-sale	$(18,332)	$	−
Impairment charge on CDO investments	(1,017)		−
	(19,349)		−

Other income:
RCC dividend income	804		823
Gain on sale of TBBK shares	−		1,347
Interest income and other income, net	177		358
	981		2,528
Other (expense) income, net	$(18,368)		$2,528

In connection with the substantial volatility and reduction in liquidity in the global credit markets which commenced in July 2007, the Company recorded the following charges during the three months ended December 31, 2007:

•	an $18.3 million net loss from the reclassification of corporate loans held for investment to loans held-for-sale due to the termination of the related warehouse facilities in January 2008; and

•
a $1.0 million charge reflecting the other-than-temporary impairment of certain of the Company’s investments in CDOs, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a residential mortgage lender and a subprime investor.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company entered into a master lease agreement with one of the TIC programs it sponsored and manages.  This agreement requires that the Company fund up to $1.0 million for capital improvements for the TIC property over the next 19 years.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 19 - COMMITMENTS AND CONTINGENCIES − (Continued)

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $576.0 million in financing and expire as the related indebtedness is paid down over the next ten years.

The Company, through its financial fund management subsidiary, has commitments to purchase equity in two CDOs secured by trust preferred securities which are currently in their warehouse stage.  The estimated equity commitments, approximately $3.5 million in the aggregate as of December 31, 2007, are contingent upon the successful completion of the respective CDOs, which is uncertain due to current market conditions.  The amount of equity the Company actually purchases may differ from the originally estimated commitment.

The warehouse agreements with Morgan Stanley for Resource Europe II and Apidos CDO VII provide for guarantees by the Company of potential losses on a portfolio of bank loans.  These guarantees, which totaled $18.8 million at December 31, 2007, were eliminated upon the termination of the warehouse agreements and the sale of the underlying loans in late January and early February 2008 (see Notes 5, 6, 12 and 18).

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

As of December 31, 2007, the Company does not believe it is probable that any payments will be required under any of its indemnifications and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 20 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended December 31, 2007
Revenues from external customers	$28,002	$6,677	$12,441	$	−	$47,120
Equity in (losses) earnings of unconsolidated entities	(37)	(205)	3,851		−	3,609
Total revenues	27,965	6,472	16,292		−	50,729
Segment operating expenses	(9,551)	(5,466)	(6,614)		−	(21,631)
Depreciation and amortization	(468)	(185)	(81)		(232)	(966)
Interest expense	(8,220)	(260)	(5,232)		(965)	(14,677)
Provision for credit losses	(2,315)	−	(458)		−	(2,773)
Other income (expense), net	53	95	(19,397)		(2,577)	(21,826)
Minority interests	(655)	−	(436)		−	(1,091)
Income (loss) before intercompany interest expense and income taxes	6,809	656	(15,926)		(3,774)	(12,235)
Intercompany interest expense	(1,527)	−	−		1,527	−
Income (loss) from continuing operations before income taxes	$5,282	$656	$(15,926)		$(2,247)	$(12,235)
Three Months Ended December 31, 2006
Revenues from external customers	$7,095	$4,732	$8,232	$	−	$20,059
Equity in (losses) earnings of unconsolidated entities	(6)	(168)	4,155		−	3,981
Total revenues	7,089	4,564	12,387		−	24,040
Segment operating expenses	(3,631)	(3,013)	(4,552)		−	(11,196)
Depreciation and amortization	(327)	(169)	(14)		(199)	(709)
Interest expense	(2,013)	(261)	(2,275)		(42)	(4,591)
Provision for credit losses	(45)	−	−		−	(45)
Other (expense) income, net	(42)	43	(241)		(21)	(261)
Minority interests	(58)	−	(502)		−	(560)
Income (loss) before intercompany interest expense and income taxes	973	1,164	4,803		(262)	6,678
Intercompany interest expense	(506)	−	(1,422)		1,928	−
Income from continuing operations before income taxes	$467	$1,164	$3,381		$1,666	$6,678

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2007
(unaudited)

NOTE 20 - OPERATING SEGMENTS − (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
Segment assets
December 31, 2007	$721,214	$146,335	$470,573	$(14,659)	$1,323,463
December 31, 2006	$192,668	$145,074	$396,866	$(30,787)	$703,821

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

Geographic Information.  Revenues generated from the Company’s European operations totaled $3.2 million and $1.5 million for the three months ended December 31, 2007 and 2006, respectively.  Included in segment assets as of December 31, 2007 and 2006 were $106.4 million and $130.9 million, respectively, of European assets, primarily loans held for sale and investment.

Major Customer.  In December 31, 2007 and 2006, the management and acquisition fees that the Company received from RCC were $2.8 million and $2.8 million, respectively, or 5.5% and 11.8%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

(Back to Index)

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS  (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the period ended September 30, 2007.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview of the Three Months Ended December 31, 2007 and 2006

    We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services.  We typically maintain an investment in the investment vehicles we sponsor.  As of December 31, 2007, we managed $17.9 billion of assets.

           We limit our services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on investments in distressed real estate loans, ownership operation and management of multi-family and commercial real estate, and originating or purchasing real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans (known as A notes) and, to a lesser extent, subordinated interests in first mortgage loans, known as B notes, and mezzanine loans.  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans and asset-backed securities.

We have continued to develop our existing operations with the sponsorship of new investment funds and have expanded the distribution of our products through a large broker/dealer/financial planner network that we have developed.  Additionally, we have undertaken several initiatives to further expand the scope of our asset management operations, in particular through the sponsorship of RAI Acquisition Corp., a specialty purpose acquisition corporation formed for the purpose of acquiring one or more businesses.

During the later half of 2007 and continuing in 2008, credit markets in the United States and throughout much of the rest of the world have been extremely volatile and challenging.  We believe that such credit market conditions have created opportunities for us, principally in our commercial finance and real estate businesses, as demonstrated by the four acquisitions we have made since June 30, 2007 totaling $940.2 million.

(Back to Index)
Due to the current status of global credit markets, we continue to believe that the CDO markets will slow substantially in 2008, limiting our ability to generate additional assets under management through this channel.  Our CDO vehicles have been significantly affected by these conditions and, in particular, have been impacted by continued credit market turbulence and reduction in global liquidity.  Specifically, two secured warehouse credit facilities which we consolidated under FIN 46-R have been impacted.  We determined to end these facilities on their expiration dates of January 11 and January 16, 2008, respectively.  We had provided limited guarantees totaling $18.8 million under these facilities which were supported by escrow deposits of $14.8 million.  The expiration of these facilities necessitated the sale of the loans securing them in late January and early February 2008 which resulted in the reclassification and caused a $10.2 million charge, net of tax, to be recorded in the quarter ended December 31, 2007 and triggered our guarantee.  As a result, our escrow deposits have been retained by the warehouse lenders and we will be required to pay an additional $4.6 million to cover our guarantee in February 2008.  As of February 2008, we have no further commitments under these credit facilities.  In addition to the $10.2 million charge, net of tax, our loans held-for-sale, our assets under management, our borrowings and our restricted cash will decrease by $112.6 million, $134.4 million, $143.1 million and $14.8 million, respectively.

Assets Under Management

We increased our assets under management by $4.3 billion to $17.9 billion at December 31, 2007 from $13.6 billion at December 31, 2006.  The growth in our assets under management was the result of:

•	an increase in the financial fund management assets we manage on behalf of individual and institutional investors, RCC and us, both in the United States and in Europe;

•	an increase in real estate assets managed on behalf of RCC and limited partnerships and TIC property interests that we sponsor; and

•	an increase in commercial finance assets managed on behalf of the limited partnerships we sponsor, and RCC.

The following table sets forth information relating to our assets under management by operating segment and their growth from December 31, 2007 to December 31, 2006 (in millions):

	As of December 31,		Increase
	2007	2006	Amount	Percentage
Financial fund management	$14,556	$11,775	$2,781	24%
Real estate	1,644	1,159	485	42%
Commercial finance	1,699	682	1,017	149%
	$17,899	$13,616	$4,283	31%

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of December 31, 2007 (a)
Financial fund management	31	12	−	−
Real estate	2	6	7	2
Commercial finance	−	3	−	1
	33	21	7	3
As of December 31, 2006(a)
Financial fund management	22	11	−	−
Real estate	1	5	6	−
Commercial finance	−	2	−	1
	23	18	6	1

(a)	All of our operating segments manage assets on behalf of RCC.

(Back to Index)

As of December 31, 2007 and 2006, we managed $17.9 billion and $13.6 billion of assets, respectively, for the accounts of institutional and individual investors and RCC, a REIT we sponsored and manage for our own account and on warehouse facilities in the following asset classes (in millions):

	As of December 31, 2007							As of December 31, 2006
	Institutional and Individual Investors	RCC		Company		Assets Held on Warehouse Facilities	Total	Total
Trust preferred securities (1) (4)	$5,101	$	−	$	−	$90	$5,191	$4,328
Bank loans (1) (5)	1,855		931		198	134	3,118	2,509
Asset-backed securities (1)	5,752		395		−	−	6,147	4,860
Real properties (2)	535		−		−	−	535	403
Mortgage and other real estate-related loans (2)	−		929		180	−	1,109	756
Commercial finance assets (3)	958		95		646	−	1,699	682
Private equity and hedge fund assets (1)	100		−		−	−	100	78
	$14,301		$2,350		$1,024	$224	$17,899	$13,616

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of: the amortized cost of our commercial real estate loans; the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; the amount of our outstanding legacy loan portfolio; and the book value of our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the equipment and notes and future receivable advances financed by us.

(4)	The trust preferred securities are being held on warehouse facilities which is without recourse to us.

(5)
The bank loans were being held on two separate warehouse facilities which were consolidated on our balance sheets at December 31, 2007 and for which we have a guarantor liability of $18.8 million in the aggregate.  We terminated the related warehouse facilities in January 2008 and the bank loans were sold in late January and early February 2008.  We have no further exposure under these warehouse facilities.

Employees

As of December 31, 2007, we employed 719 full-time workers, an increase of 482, or 203%, from 237 employees at December 31, 2006.  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
December 31, 2007
Investment professionals	208	44	29	133	2
Other	511	18	183 (1)	270	40
Total	719	62	212	403 (2)	42

December 31, 2006
Investment professionals	82	34	23	24	1
Other	155	20	9	95	31
Total	237	54	32	119	32

(1)	Includes 167 employees related to our new property management company.

(2)	Reflects the additional employees hired in connection with the acquisition of NetBank and Dolphin Capital Corp.

(Back to Index)

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

	Three Months Ended
	December 31,
	2007	2006
Fund management revenues (1)	$20,913	$12,820
Finance and rental revenues (2)	25,412	7,595
RCC management fees	2,371	1,706
Net gain from TIC property interests (3)	171	91
Other (4)	1,862	1,828
	$50,729	$24,040

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

(3)	Reflects net gains recognized by our real estate segment on the sale of TIC interests to outside investors.

(4)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under “ − Results of Operations:  Commercial Finance”, “ −Results of Operations:  Real Estate” and “ − Results of Operations:  Financial Fund Management.”

Results of Operations: Commercial Finance

During the three months ended December 31, 2007, our commercial finance operations increased assets under management to $1.7 billion as compared to $681.6 million at December 31, 2006, an increase of $1.0 billion (149%).  Originations of new equipment financing for the three months ended December 31, 2007 increased by $601.0 million (466%) to $730.1 million from $129.1 million for the three months ended December 31, 2006.  Our growth was driven by our recent acquisitions of the net business assets of Dolphin Capital Corp, the acquisition of the $412.5 million NetBank Business Finance leasing portfolio from the Federal Deposit Insurance Corporation, or FDIC, our continued growth in new and existing vendor programs, the introduction of new commercial finance products and the expansion of our sales staff.  As of December 31, 2007, we managed approximately 89,300 leases and notes that had an average original finance value of $24,000 with an average term of 49 months.

The November 2007 acquisition of Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, significantly expanded our commercial finance operations origination capability and assets under management.  The total purchase price of $170.5 million included a $169.0 million portfolio of small ticket leases acquired directly by LEAF Equipment Leasing Income Fund III, L.P., or LEAF III.  In addition, we retained Dolphin Capital Corp.’s team of 70 highly experienced personnel, including senior management, origination and operations.

(Back to Index)

In November 2007, we also acquired a $412.5 million portfolio, at a discount, comprised of over 10,000 leases and small business loans originated by NetBank Business Finance, the equipment leasing division of NetBank which was being operated in receivership by the FDIC.  In addition, we hired approximately 70 of the former NetBank Business Finance employees in Columbia, South Carolina.  These employees have further expanded our third party funding business unit which we established with our June 2007 acquisition of the leasing division of Pacific Capital Bank.  Financing for this acquisition was provided principally by Morgan Stanley Bank.  We intend to sell the NetBank portfolio to our investment partnerships by April 2008.  Until then, we expect to carry the leases and loans and related debt on our consolidated balance sheets, thereby increasing our investment in commercial finance assets, borrowings, finance revenues, interest expense and provision for credit losses.

During the three months ended December 31, 2007, we earned acquisition fees on $304.8 million in commercial financing assets acquired for our investment entities as compared to $88.0 million for the three months ended December 31, 2006, an increase of $216.8 million (246%).

The following table sets forth information related to our commercial finance assets managed (in millions):

	As of December 31,
	2007	2006
LEAF Financial	$623	$172
Merit Capital Advance	23	−
LEAF I	102	90
LEAF II	343	321
LEAF III	502	−
RCC	95	89
Merrill Lynch	11	10
	$1,699	$682

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

	Three Months Ended
	December 31,
	2007	2006
Revenues: (1)
Finance revenues − LEAF	$14,259	$2,938
Finance revenues − Merit	2,168	−
Acquisition fees	5,704	1,006
Fund management fees	3,997	2,458
Other	1,837	687
	$27,965	$7,089

Cost and expenses:
LEAF costs and expenses	$8,160	$3,631
Merit costs and expenses	1,391	−
	$9,551	$3,631

(1)	Total revenues include RCC servicing and originations fees of $426,000 and $348,000 for the three months ended December 31, 2007 and 2006, respectively.

(Back to Index)

Revenues in our commercial finance operations increased $20.9 million (295%) to $28.0 million in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  We attribute this increase primarily to the following:

•
an $11.3 million increase in commercial finance revenues primarily as a result of the NetBank assets acquired from the FDIC and the growth in lease originations.  We intend to sell the NetBank portfolio to our investment partnerships by April 2008.  The sale is predicated on LEAF III raising sufficient capital to acquire this portfolio and assuming our existing Morgan Stanley debt.  Upon the sale, our finance revenues and interest expense will decrease significantly; however, we will earn asset acquisition fees at the time of sale in addition to ongoing fund asset management fees;

•	Merit, which began operations in March 2007, generated revenue of $2.2 million for three months ended December 31, 2007;

•
a $4.7 million (467%) increase in asset acquisition fees resulting from the increase in leases sold.  Sales of leases increased by $216.8 million to $304.8 million for the three months ended December 31, 2007, principally related to Dolphin Capital Corp. leases and notes acquired by LEAF III in November 2007;

•	a $1.5 million (63%) increase in fund management fees resulting from the $1.0 billion increase in assets under management; and

•	a $1.2 million (167%) increase in other income, primarily reflecting net gains on equipment finance dispositions, which vary widely from period to period.

Costs and Expenses − Three Months Ended December 31, 2007 as Compared to the
Three Months Ended December 31, 2006

Costs and expenses from our commercial finance operations increased $5.9 million (163%) to $9.6 million in the three months ended December 31, 2007 as compared to three months ended December 31, 2006.  We attribute this increase primarily to the following:

•
an increase of $2.9 million in wages and benefit costs.  The number of full-time employees increased to 366 (208%) as of December 31, 2007 from 119 as of December 31, 2006 due to our recent acquisitions of Pacific Capital Bank, NetBank and Dolphin Capital Corp. and to support our expanded operations.  Wages and benefit costs will increase in future periods with the full quarter’s impact of the new employees;

•	an increase of $1.6 million in operating expenses as a result of our increase in origination capabilities, primarily due to our recent acquisitions; and

•
an increase of $1.4 million for Merit which began operations in March 2007, of which $600,000 was related to wages and benefits for 37 employees and $800,00 related to general and administrative expenses.

Results of Operations: Real Estate

In real estate, we manage four classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability companies and TIC property interests;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of real estate loans, acquired at a discount from the U.S. Department of Housing and Urban Development, or HUD.

(Back to Index)

	As of December 31,
	2007	2006
	(in millions)
Assets under management:
Commercial real estate debt	$935	$656
Real estate investment entities	534	403
Legacy portfolio	100	100
HUD portfolio	75	−
	$1,644	$1,159

During the three months ended December 31, 2007, our real estate operations were affected by four principal trends or events:

•	the transition of property management from third party managers to our internal multi-family manager, Resource Residential, which commenced operations in October 2007;

•	the continuing volatility and reduction in liquidity in global credit markets have decreased transactions and financings which affect our commercial real estate debt platform;

•	an increased number of distressed real estate opportunities that are available to purchase; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Revenues:
Fee income from sponsorship of partnerships and TIC property interests	$1,299	$1,783
REIT management fees from RCC	1,776	1,010
Rental property income and FIN 46-R revenues	1,986	1,220
Property management fees	881	395
Interest, including accreted loan discount	419	225
Equity in loss of unconsolidated entities	(60)	(160)
Net gains on sale of TIC property interests	171	91
	$6,472	$4,564

Costs and expenses:
General and administrative	$4,263	$2,253
FIN 46-R operating and rental property expenses	1,203	760
	$5,466	$3,013

(Back to Index)

Revenues - Three Months Ended December 31, 2007 as Compared to the
Three Months Ended December 31, 2006

Revenues increased $1.9 million (42%) to $6.5 million for the three months ended December 31, 2007 from $4.6 million for the three months ended December 31, 2006.  We attribute the increase to the following:

•
a $484,000 decrease in fee income due to the purchase of two properties worth $22.6 million for one of our investment partnerships during the three months ended December 31, 2007 as compared to the similar purchase of two larger properties worth $57.9 million during the three months ended December 31, 2006;

•	a $766,000 increase in REIT management fees reflecting an increase of $279.0 million in the commercial real estate debt assets we managed to $935.0 million at December 31, 2007;

•
a $766,000 increase in rental property income due to the inclusion of rental income of one TIC asset as a result of our master leasing a residential property from one of the TIC programs that we manage;

•
a $486,000 increase in property management fees due to both an increase in the number of properties under management from 19 at December 31, 2006 to 27 at December 31, 2007, as well as the increase in fees related to properties now managed internally;

•	a $194,000 increase in interest due to the resumption of accretion on one loan during the second quarter of the fiscal year ended September 30, 2007;

•	a $100,000 decrease in equity loss of unconsolidated entities due to the reallocation of partnership income from a real estate venture; and

•	an $80,000 increase in net gains on sale of TIC property interests due to the increased volume of TIC program activity.

Costs and Expenses - Three Months Ended December 31, 2007 as Compared to the
Three Months Ended December 31, 2006

Costs and expenses increased by $2.5 million (81%) to $5.5 million for the three months ended December 31, 2007 as compared to $3.0 million for the three months ended December 31, 2006, primarily due to increased wages and benefits corresponding to our expanded real estate operations, principally our new property management company, Resource Residential, which resulted in a full quarter of costs, while revenues were transferred ratably over the quarter.  The increase in rental property expenses is due to the inclusion of operating expenses of one TIC asset as a result of our master leasing a residential property from one of the TIC programs that we manage.

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

(Back to Index)
The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions):

	As of December 31, 2007
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total
Trapeza	$5,101	$	−	$90	$5,191
Apidos	1,620		931	54	2,605
Ischus	5,752		395	−	6,147
Resource Europe	433		−	80	513
Other company-sponsored partnerships	100		−	−	100
	$13,006		$1,326	$224	$14,556

	As of December 31, 2006
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total
Trapeza	$4,017	$	−	$311	$4,328
Apidos	1,067		614	583	2,264
Ischus	3,597		396	867	4,860
Resource Europe	−		−	245	245
Other company-sponsored partnerships	78		−	−	78
	$8,759		$1,010	$2,006	$11,775

In our financial fund management segment, we earn fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDOs we sponsor.  Certain of the management fees are senior and certain are subordinated to debt service payments on the CDOs.  These fees vary by CDO, with our annual fee ranging between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers.

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

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  As a result of recent conditions in the global credit markets, our ability to sponsor CDOs in the future may be limited.  As a consequence, while we expect that the existing CDO issuers we manage will continue to provide us with a stream of management fee revenues, we may be unable to increase those revenues during fiscal 2008 or they may decrease.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2007; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

(Back to Index)

Trapeza

We have co-sponsored, structured and currently co-manage 13 CDO issuers holding approximately $5.1 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.  In addition, at December 31, 2007, we managed $89.5 million in trust preferred securities for two CDOs currently in their accumulation stage.  The closing of these CDOs is uncertain due to the current market conditions.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Trapeza operations through base and incentive management and administration fees.  We also receive distributions on amounts we have invested in limited partnerships.  Management fees, including incentive fees, vary by CDO issuer but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral held by the CDO issuers of which a portion is subordinated.  These fees are also shared with our co-sponsors.  We are also entitled to incentive distributions in four of the partnerships we manage.  We no longer receive subordinated management fees on one CDO issuer.
Apidos

We sponsored, structured and currently manage eight CDO issuers for institutional and individual investors, RCC and ourselves which hold approximately $2.6 billion in bank loans at December 31, 2007, of which $930.9 million are managed on behalf of RCC through three CDOs.

We derive revenues from our Apidos operations through base and incentive management fees ranging from 0.5% and 0.75% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs and interest income earned on the assets of certain issuers during the warehousing period prior to execution of a CDO.

Ischus

We sponsored, structured and currently manage nine CDO issuers for institutional and individual investors and RCC which hold approximately $6.1 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $394.7 million is managed on behalf of RCC.

We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through management and administration fees.  We also receive distributions on amounts we invest in the limited partnerships.  Management fees vary by CDO issuer, ranging from between 0.08% and 0.40% of the aggregate principal balance of the collateral held by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs.  We no longer receive subordinated management fees on three CDO issuers.

Resource Europe

We sponsored, structured and currently manage one CDO issuer holding $432.3 million in European bank loans at December 31, 2007.

We derive revenues from our Resource Europe operations through base and incentive management fees of up to 0.60% of the aggregate principal balance of the collateral held by the CDO issuer, of which a portion is subordinated to debt service payments on the CDO.

(Back to Index)

Company - Sponsored Partnerships

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Revenues:
Fund management fees	$6,447	$4,908
Interest income on loans	6,580	3,212
Limited and general partner interests	1,390	1,479
Earnings on unconsolidated CDOs	813	445
Earnings of Structured Finance Fund partnerships	463	529
RCC management fees and equity compensation	434	1,470
Other	165	344
	$16,292	$12,387

Costs and expenses:
General and administrative expenses	$6,493	$3,878
Equity compensation expense	110	673
Expenses of Structured Finance Fund partnerships	11	1
	$6,614	$4,552

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended December 31, 2007 as Compared to the
Three Months Ended December 31, 2006

Revenues increased $3.9 million (32%) for the three months ended December 31, 2007.  We attribute the increase to the following:

•	a $1.5 million increase in fund management fees, primarily from the following;

-
a $2.4 million increase in collateral management fees principally as a result of the completion of seven new CDOs since December 31, 2006 coupled with a full quarter of collateral management fees from three previously completed CDOs; offset in part by

-
a $909,000 decrease in portfolio management fees received in connection with the formation of Trapeza CDO XI during the three months ended December 31, 2006.  No such fee was received during the three months ended December 31, 2007.

(Back to Index)

•	a $3.4 million increase in interest income on loans held for investment, resulting primarily from the following:

-
a $1.7 million increase from the consolidation in our financial statements of one Apidos CDO issuer and one Resource Europe CDO issuer during the three months ended December 31, 2007 as compared to one Apidos CDO issuer and one Resource Europe CDO issuer during the three months ended December 31, 2006 while they accumulated assets through separate warehouse facilities.  The weighted average loan balances of CDO issuers we consolidated through warehouse facilities in the three months ended December 31, 2007 and 2006 were $196.3 million and $99.9 million, respectively, at weighted average interest rates of 6.31% and 6.10%, respectively; and

-
a $1.7 million increase from the consolidation in our financial statements of Apidos CDO VI during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 while it accumulated assets through a warehouse facility.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balance of Apidos CDO VI in the three months ended December 31, 2007 and 2006 was $171.3 million and $81.4 million, respectively, at weighted average interest rates of 7.20% and 7.77%, respectively.

•	an $89,000 decrease in revenues from our limited and general partner interests, primarily from the following:

-	a $347,000 decrease from our share of the operating results of unconsolidated partnerships we have sponsored; offset in part by

-	a $258,000 increase in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value.

•	a $368,000 increase in our earnings in unconsolidated CDOs as a result of a net increase in earnings from investments in fourteen previously sponsored CDO issuers;

•	a $1.0 million decrease in RCC management fees and equity compensation, reflecting a $99,000 decrease in management fees and a $937,000 decrease in equity compensation; and

•
a $179,000 decrease in other revenue, resulting primarily from the interest spread earned on loans and ABS assets accumulating on warehouse facilities with third parties based on the terms of warehousing agreements during the three months ended December 31, 2006.  No such spread was received during the three months ended December 31, 2007.

Costs and Expenses − Three Months Ended December 31, 2007 as Compared to the
Three Months Ended December 31, 2006

Costs and expenses of our financial fund management operations increased $2.1 million (45%) for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  We attribute the increase to the following:

•	a $2.6 million increase in general and administrative expenses, primarily from the following:

-	a $1.3 million increase in wages and benefits as a result of additional personnel in response to growth in our assets under management;

-	a $551,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations, which vary depending on the terms of the transactions; and

-	a $493,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations.

•	a $563,000 decrease in equity compensation expense related to the award of RCC restricted stock and options to members of management.

(Back to Index)
Results of Operations: Other Costs and Expenses and Other (Expense) Income

General and administrative costs were $3.5 million for the three months ended December 31, 2007, an increase of $669,000 (24%) as compared to $2.8 million for the three months ended December 31, 2006.  We attribute the increase primarily to the following:

•
a $1.0 million increase in wages and benefits, of which $425,000 was compensation expense related to the vesting of restricted stock awards given to employees in fiscal 2007 and 2006; offset in part by

•	a $306,000 decrease in accounting and auditing fees.

Provision for credit losses was $2.8 million for the three months ended December 31, 2007 as compared to $45,000 for the three months ended December 31, 2006.  The increase in the provision for credit losses is a result of the following:

•
in our commercial finance business, we typically sell without recourse all the leases and notes we acquire or originate to investment entities we manage within two to three months after their acquisition or origination.  The significant volume of leases and loans remaining from the NetBank acquisition ($383.0 million at December 31, 2007) are not expected to be sold until April 2008.  In addition, we accumulated a $130.0 million portfolio of leases and notes that we anticipated selling to a new entity that we have formed, which is currently in the offering stage.  The increase in the amount of lease and notes held on our consolidated balance sheets along with the significant growth in originations has increased the likelihood that a credit problem may occur prior to the sale of those assets to one of our investment partnerships.  Accordingly, we recorded a provision for credit losses in our commercial finance business of $2.3 million; and

•
in our financial fund management business, we closed Apidos CDO VI in December 2007, a $240.0 million securitization of corporate loans and for which we provided equity of $21.3 million.  We reviewed this portfolio of loans, the observable secondary market prices and evaluated general market conditions, and as a result, recorded a provision for credit losses of $458,000.

Depreciation and amortization expense was $966,000 for the three months ended December 31, 2007, an increase of $257,000 (36%) as compared to $709,000 for the three months ended December 31, 2006.  This increase relates primarily to the addition of $8.2 million of leasehold improvements and equipment over the past twelve months as we continued to expand our operations.

Interest expense increased by $10.1 million (220%) for the three months ended December 31, 2007.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Commercial finance	$8,220	$2,013
Financial fund management	5,232	2,275
Real estate	260	261
All other	965	42
	$14,677	$4,591

(Back to Index)

The increase in interest expense primarily reflects the increased borrowings by our commercial finance and financial fund management businesses to fund their expanded operations.  Facility utilizations and interest rates for our commercial finance and financial fund management operations were as follows:

	Three Months Ended
	December 31,
	2007	2006
Commercial finance
Average borrowings (in millions)	$473.7	$107.8
Average interest rates	6.8%	7.3%

Financial fund management
Average borrowings (in millions)	$365.0	$185.3
Average interest rates	5.6%	4.8%

Interest expense incurred by our commercial finance operations increased by $6.2 million for the three months ended December 31, 2007 due to an increase in average borrowings of $365.9 million offset, in part, due to a reduction of interest rates as a result of our use of interest rate swaps to fix the rates.  LEAF’s growth in borrowings was driven by recent acquisitions, continued growth in new and existing vendor programs and the introduction of new commercial finance products.

Interest expense incurred by our financial fund management operations increased by $3.0 million for the three months ended December 31, 2007, reflecting an increase in average borrowings of $179.7 million, primarily to fund the purchase of loans held for investment.  These loans, and their associated debt, are held by CDO issuers which we consolidate while the assets accumulate on the warehouse facilities.  In January 2008, the two warehouse agreements outstanding at December 31, 2007 were terminated.  In addition, we closed Apidos CDO VI in December 2007, which issued $218.0 million of its senior notes at a weighted average interest rate of 5.94%.

The following table sets forth certain information relating to the increase in minority interest expense of $531,000 (95%) for the three months ended December 31, 2007 (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Commercial finance minority ownership (1)	$655	$58
SFF partnerships (2)	339	391
Warehouse providers (2)	97	111
	$1,091	$560

(1)
Senior executives of LEAF hold a 14.9% interest in LEAF, reflecting the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance of LEAF’s restricted stock in fiscal 2007 and 2006.  The increase in minority interest expense for LEAF for the three months ended December 31, 2007 is a result of the increase in LEAF’s income from continuing operations before income taxes and minority interest of $5.4 million.

(2)
At December 31, 2007, we owned a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of certain of the CDO issuers we have formed.  In addition, certain warehouse providers are entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which hold Apidos and Resource Europe bank loan assets during their accumulation stage.  As of August 23, 2007, the right of one of these warehouse providers to receive a 15% share of the interest spread on the Resource Europe bank loans terminated.

Other expense, net was $18.4 million for the three months ended December 31, 2007 as compared to other income, net, of $2.5 million for the three months ended December 31, 2006.  The reduction in other income is a result of the following:

•
an $18.3 million loss on sale of secured bank loans in Europe and the United States in late January and early February 2008 as a result of the termination in January 2008 of two secured warehouse credit facilities consolidated under FIN 46-R, for which we had provided limited guarantees;

•
a $1.3 million decrease in gains on sales of TBBK common stock.  During the three months ended December 31, 2006, we sold 80,000 shares of stock recognizing a gain of $1.3 million.  There were no sales during the three months ended December 31, 2007; and

(Back to Index)

•
a $1.0 million charge for the other-than-temporary impairment of certain of our investments in CDOs during the three months ended December 31, 2007, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a residential mortgage lender and a subprime investor.  There were no other-than-temporary impairments in the three months ended December 31, 2006.

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 48% for the three months ended December 31, 2007 compared to a 33% effective rate for the three months ended December 31, 2006.  The increase in the effective income tax rate primarily relates to a reduction in our available tax credits as well as the prior year reversal of the valuation allowance by $662,000.

We currently project our effective tax rate to be between 46% and 49% for the remainder of fiscal 2008.  Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  See Note 15 to our consolidated financial statements for further information regarding our provision for taxes.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations, such as Pennsylvania and New York.  The IRS is currently examining our 2005 tax year, which we anticipate will be concluded in the current fiscal year.  We have recorded a liability and corresponding deferred tax asset for what we believe to be the proposed examination adjustments based upon the results of our 2004 IRS examination.

We adopted FASB 48, “Accounting for Uncertainty in Income Taxes − an interpretation of SFAS 109,” effective October 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material impact on our consolidated balance sheets or statements of operations (See Note 15 to our consolidated financial statements for further information).

Liquidity and Capital Resources

General.  Our major sources of liquidity have been from borrowings under our existing credit facilities and the resolution of our real estate legacy portfolio, and to a lesser extent, proceeds from the sale of our TBBK shares.  We have employed these funds principally to expand our specialized asset management operations.  We expect to fund our asset management businesses from a combination of expanded borrowings under our existing credit facilities, cash generated by operations, and the continued resolution of our legacy portfolio.

The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	December 31,
	2007	2006
Provided by (used in) operating activities of continuing operations	$20,890	$(67,043)
Used in investing activities of continuing operations	(210,636)	(7,796)
Provided by financing activities of continuing operations	194,923	57,099
Used in discontinued operations	(11)	(14)
Increase (decrease) in cash	$5,166	$(17,754)

(Back to Index)
We had $19.8 million in cash at December 31, 2007, an increase of $5.2 million (35%) as compared to $14.6 million at September 30, 2007.  Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 0.3 to 1.0 for the three months ended December 31, 2007 as compared to 2.4 to 1.0 for the three months ended December 31, 2006.  The decrease in this ratio primarily reflects a pre-tax loss of $12.2 million in the three months ended December 31, 2007 as compared to pre-tax income of $6.7 million in the three months ended December 31, 2006, in addition to increased interest expense.  Our increased borrowings principally reflect the $213.0 million of senior notes issued by Apidos CDO VI; we acquired all of the equity interests in Apidos CDO VI in December 2007 and in accordance with FIN 46-R, consolidated its assets and liabilities.  In addition, we increased our utilization of secured credit facilities, primarily to fund the NetBank acquisition.  Correspondingly, this increase in borrowings is further reflected by our ratio of debt to equity, which increased to 613% for the three months ended December 31, 2007 from 168% for the three months ended December 31, 2006.

Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations was $20.9 million, an increase of $87.9 million as compared to the $67.0 million use of cash for the three months ended December 31, 2006, substantially as a result of the following:

•
a $71.0 million decrease in investments in commercial finance assets, reflecting the sale of notes and leases to our investment partnerships.  This decrease does not reflect the $583.0 million of commercial finance assets that were acquired in two deals we closed in November 2007 using direct bank financing; and

•
a $15.0 million increase in cash provided from continuing operations, reflecting the $10.8 million reduction in net income, as adjusted to exclude $25.8 million of non-cash charges, including a $19.5 million increase in losses on sales and impairment charges recorded on secured bank loans, $2.7 million of reserves provided for credit losses   and $3.6 million of increases in other non-cash charges.

Cash Flows from Investing Activities. Net cash used by our investing activities of continuing operations increased by $202.8 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, primarily reflecting the following:

•	a $192.1 million net increase in investments, including the $200.3 million net increase in loans held for investment, principally the loans held by Apidos CDO VI; and

•	the $8.0 million of funds used in the acquisition of NetBank.

Cash Flows from Financing Activities.  Net cash provided by our financing activities of continuing operations increased by $137.8 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, principally related to the following:

•	a $190.7 million of funding provided by our credit facilities, net of repayments, reflecting primarily the consolidation of the Apidos CDO VI senior notes; offset, in part by

•	a $51.7 million increase in escrow deposits (see Note 5 to our consolidated financial statements).

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

(Back to Index)

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at December 31, 2007 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other debt (1) (3)	$590,051	$134,139	$185,698	$268,373	$1,841
Capital lease obligations (1)	110	42	68	−	−
Secured credit facilities (1) (2)	322,297	200,267	81,729	21,875	18,426
Operating lease obligations	18,296	3,317	5,052	3,512	6,415
Other long-term liabilities	6,035	1,106	1,667	1,458	1,804
Total contractual obligations	$936,789	$338,871	$274,214	$295,218	$28,486

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2007; Less than 1 year:  $50.8 million; 1-3 years:  $61.4 million; 4-5 years:  $19.9 million; and after 5 years: $2.6 million.

(2)	Excludes $143.1 million related to borrowings under financial fund management secured warehouse facilities which were terminated in January 2008.

(3)	Includes the repayment of $218.0 million of senior notes for Apidos CDO VI which we consolidated under FIN 46-R.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Guarantees (1)	$23,446	$23,446	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Other commercial commitments (2) (3)	580,547	67,133		109,169		8,214		396,031
Total commercial commitments (4)	$604,239	$90,825		$109,169		$8,214		$396,031

(1)
Our two warehouse agreements with Morgan Stanley secured by $14.8 million in escrow deposits provide for guarantees by us totaling $18.8 million for potential losses on two portfolios of bank loans.  These guarantees were eliminated upon the termination of the warehouse agreements and the sale of the underlying loans in late January and early February 2008.

(2)
Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed (“carveouts”).  These carveouts relate to a total of $576.0 million in financing and expire as the related indebtedness is paid down over the next ten years.

(3)
Through our financial fund management subsidiary, we have commitments to purchase an equity interest in all of the CDOs currently in their warehouse stage.  These equity commitments, which total approximately $3.5 million as of December 31, 2007, are contingent upon the successful completion of the respective CDOs which are anticipated over the next twelve months.  Upon the close of each CDO, the amount of equity we actually purchase may be less or possibly more than the originally estimated commitment.

(4)	All other credit facilities remained substantially unchanged from what was previously disclosed in our Annual Report on Form 10-K for fiscal 2007.

    We entered into a master lease agreement with one of our TIC programs.  This agreement requires that we fund up to $1.0 million for capital improvements over the next 19 years.

(Back to Index)

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, deferred tax assets and liabilities, and identifiable intangible assets, and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for fiscal 2007, at Note 2 of the “Notes to Consolidated Financial Statements.”

Recently Issued Financial Accounting Standards

In December 2007, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin No. 110, or SAB 110.  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  We will continue to use the “simplified” method until we have sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 141-R, “Business Combinations.”  SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009.  While we have not yet evaluated the impact, if any, that SFAS 141-R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

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

(Back to Index)

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA issued Statement of Position, or SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (for us, our fiscal year beginning October 1, 2008).  In October 2007, the FASB issued an exposure draft indefinitely deferring the effective date of this SOP.

In May 2007, the FASB issued Staff Position, or FSP FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies,” or FSP FIN 46-R(7).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (for us, our fiscal year beginning October 1, 2008).  Certain consolidated subsidiaries currently apply investment company accounting.  We are currently evaluating the impact, if any; the adoption of this interpretation will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value, or SFAS 159.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for us, our fiscal year beginning October 1, 2008).  We are currently evaluating the expected effect, if any; SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” or SFAS 157, which provides guidance on measuring the fair value of assets and liabilities.  SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard will also require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 (for our, its fiscal year beginning October 1, 2008).  In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are currently determining the effect, if any; the adoption of SFAS 157 will have on our consolidated financial statements.

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks.  The following discussion is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonable credit losses.  This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.  All of our market risk-sensitive instruments were entered into for purposes other than trading.

General

We are exposed to various market risks, principally fluctuating interest rates.  These risks can impact our results of operations, cash flows and financial position.  We manage these risks through regular operating and financing activities.

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at December 31, 2007.  We analyze only the potential impacts of hypothetical assumptions.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

At December 31, 2007, we held $646.4 million in commercial finance assets, comprised of notes, leases and future payment card receivables at fixed rates of interest.  We periodically sell these assets to the investment partnerships we sponsored and manage at our cost basis, typically within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  Further, we, along with our investment partnerships, maintain swap agreements to effectively fix the interest rates on the related debt, as discussed below.

We had weighted average borrowings of $135.2 million and $217.5 million under a secured revolving credit facility and a bridge loan with Morgan Stanley at December 31, 2007 at effective interest rates of 5.8% and 7.5%, respectively.  These facilities are not subject to fluctuation in interest rates because we have entered into interest rate swap agreements which create a fixed interest rate on the entire balances.

Real Estate

Portfolio Loans and Related Senior Liens.  As of December 31, 2007, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

FIN 46-R Loan.  A mortgage that we consolidate at December 31, 2007 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Financial Fund Management

At December 31, 2007, we had two outstanding secured warehouse facilities to purchase bank loans with balances of $54.0 million and $89.1 million.  In January 2008, we determined to end these facilities.

(Back to Index)

Other

At December 31, 2007, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $42.0 million for the three months ended December 31, 2007 at an effective interest rate of 8.5%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $80,000.

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

During the three months ended December 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2007	−	$	−	−	$47,416,279
November 1 to November 30, 2007	16,648		$14.16	16,648	$47,180,493
December 1 to December 31, 2007	−		$14.16	−	$47,180,493
Total	16,648			16,648

(1)
In July 2007, the Board of Directors authorized a share repurchase plan under which we may repurchase up to $50.0 million of our outstanding common stock.  This plan replaces the previous plan authorized in September 2004.  These purchases may be made at any time in the open market or through privately-negotiated transactions.

(2)
Through December 31, 2007, we have repurchased an aggregate of 188,123shares at a total cost of approximately $2.8 million pursuant to our July 2007 stock repurchase program, at an average cost of $14.99 per share.

ITEM 6.                      EXHIBITS

Exhibit No.            Description

3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
2.1	Asset Purchase Agreement by and among LEAF Financial Corporation, LEAF Funding, Inc., Dolphin Capital Corp. and Lehman Brothers Bank, FSB, dated November 19, 2007.
2.2	Loan Sale Agreement by and between Federal Deposit Insurance Corporation as receiver of NetBank, Alpharetta, Georgia and LEAF Funding, LLC, dated November 2007.
10.1
Receivables Loan and Security Agreement, dated November 1, 2007 among LEAF Capital Funding III, LLC as Borrower; LEAF Financial Corporation as Servicer, Morgan Stanley Bank as Class A Lender and Collateral Agent and Morgan Stanley Asset Funding, Inc. as Class B Lender, U.S. Bank National Association as Custodian and Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services as Backup Servicer).

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

RESOURCE AMERICA, INC.
(Registrant)

Date: February 11, 2008	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: February 11, 2008	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer