Form 10-K/A
period 2007-09-30
RESOURCE AMERICA INC
filed 2008-05-19
CIK 83402

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K/A.

ANNUAL REPORT ON FORM 10-K/A

For the fiscal year ended September 30, 2007

EXPLANATORY NOTE

In this Form 10-K/A, we are restating our consolidated balance sheets as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended September 30, 2007, 2006 and 2005, including the applicable notes. We have also included in this report restated unaudited consolidated financial information for each of the four quarters of 2007 and 2006.

We do not plan to file an amendment to our Annual Report on Form 10-K for the years ended September 30, 2006 and 2005. Nor do we plan to file amendments to our Quarterly Reports on Forms 10-Q for the quarterly periods ended December 31, 2006 and 2005, and March 31 and June 30, 2007 and 2006, respectively. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods since they are superseded by this report. In addition, we will be restating our Form 10-Q for the quarter ending December 31, 2007.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements For the Fiscal Years Ended and as of September 30, 2007,2006 and 2005” and Note 24, “Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

In addition, management has concluded that we had a material weakness in our internal control over financial reporting relating to our effective monitoring of our investments in the Trapeza entities, of which we are a limited partner and an owner of a 50% interest in the general partner. As described in more detail in Item 9A of this Annual Report, we have identified the causes of this material weakness and are implementing measures designed to remedy them.

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

Assets Under Management

As of September 30, 2007 and 2006, we managed $16.7 billion and $12.1 billion of assets, respectively, for the accounts of institutional and individual investors, Resource Capital Corp., or RCC, a REIT we sponsor and manage, our own account and on warehouse facilities in the following asset classes (in millions):

	As of September 30, 2007					As of September 30, 2006
	Institutional and Individual Investors	RCC	Company	Assets Held on Warehouse Facilities	Total	Total
Trust preferred securities (1) (4)	$5,167	$—	$—	$93	$5,260	$4,206
Bank loans (1) (5)	1,853	952	—	301	3,106	1,926
Asset-backed securities (1)	5,137	396	—	—	5,533	4,403
Real properties (2)	512	—	—	—	512	345
Mortgage and other real estate-related loans (2)	—	944	178	—	1,122	539
Commercial finance assets (3)	767	83	243	—	1,093	613
Private equity and hedge fund assets (1)	85	—	—	—	85	58

	$13,521	$2,375	$421	$394	$16,711	$12,090

(1)	We value these assets at their amortized cost.
(2)	We value our managed real estate assets as the sum of: the amortized cost of our commercial real estate loans; the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; the amount of our outstanding legacy loan portfolio; and the book value of our interests in real estate.
(3)	We value our commercial finance assets as the sum of the book value of the equipment and notes and future receivable advances financed by us.
(4)	The trust preferred securities are being held on a warehouse facility which is without recourse to us.
(5)	The bank loans are being held on three separate warehouse facilities which are consolidated on our balance sheet but as to which we have only guarantor liability, to an aggregate pre-tax maximum amount of $26.8 million at September 30, 2007. We expect that the bank loan warehouse facilities would be reduced to $122.4 million and our aggregate guarantor liability will be reduced to $17.6 million pre-tax at November 30, 2007 after giving effect to the settlement of loans sold not settled ($152.7 million) and the expected closing in December 2007 of Apidos VI CLO which priced in November 2007.

Our assets under management are primarily managed through the investment vehicles we sponsor. As set forth in the table below, the number of investment vehicles we have sponsored grew significantly in 2007:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2007
Financial fund management	29	12	—	—
Real estate	2	5	7	2
Commercial finance	—	3	—	1

	31	20	7	3

As of September 30, 2006
Financial fund management	19	11	—	—
Real estate	1	5	4	—
Commercial finance	—	2	—	1

	20	18	4	1

Commercial Finance

General. Through our commercial finance subsidiary, LEAF Financial Corporation, or LEAF, we focus our commercial finance operations on equipment leases and secured loans to small and mid-sized companies. Our equipment lease financing is generally for “business-essential” equipment including technology, commercial, industrial and medical equipment, with a primary financed transaction size of under $2.0 million and an average size of between $50,000 to $100,000. LEAF generates equipment leases and loans through both direct originations and portfolio acquisitions which we discuss “– LEAF Acquisitions,” below. LEAF’s strategy for direct originations involves marketing to direct sales organizations which offer financing by LEAF as part of their marketing package. Some of these direct origination companies include Textron, Dell, 3M, Gateway, Respironics, Sullivan-Schein and Smurfit-Stone. Our secured loans are generally used by borrowers to acquire professional practices, such as dental or veterinary practices, and business franchises.

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

Distressed Real Estate Opportunities. We sponsored and are managing, a partnership that acquired a pool of eleven mortgages from HUD. This portfolio was acquired at an overall discount of 51% to face value of approximately $75.0 million. We intend to resolve these loans through a combination of foreclosures, modifications, restructurings and sales. We are pursuing other opportunities to add assets to this venture and other distressed real estate opportunities.

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

	September 30, 2007		September 30, 2006
	Portfolio Loans	Loans Held Under FIN 46-R	Portfolio Loans	Loans Held Under FIN 46-R
Number of loans	7	2	7	2
Outstanding loans receivable (1)	$69,281	$9,937	$66,881	$9,237
Appraised value of property loan (2)	$175,350	$4,750	$136,450	$4,750
Third party liens (3)	$25,097	$1,387	$25,546	$1,412
Carried cost of investment (4)	$27,765	$1,942	$28,739	$1,980	(5)
Net interest in outstanding loans receivable (6)	$44,184	$8,550	$41,335	$7,825

(1)	Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest.
(2)	We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.
(3)	Represents the amount of the senior lien interests.
(4)	Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for possible losses of $629,000 at September 30, 2007 and $770,000 at September 30, 2006.
(5)	For loans held under FIN 46-R, the carried cost represents our investment adjusted to reflect the requirements of FIN 46-R.
(6)	Consists of the amounts set forth in the line “Outstanding Loans Receivable” less amounts in the line “Third Party Liens.”

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

We derive revenues from our financial fund management operations through management and administration fees. We also receive distributions on amounts we invest directly in CDOs or in limited partnerships we form that purchase equity in our CDO issuers. Management fees vary by CDO issuers but, excluding CDO issuers managed on behalf of RCC, have ranged from an annual fee of between 0.08% and 0.75% of the par value of the CDO issuer’s portfolio assets. For the Trapeza CDO issuers we manage, we share these fees with our co-sponsors. For CDO issuers managed on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees from the CDO issuers. We describe the management fees we receive from RCC in “– Resource Capital Corp” below. CDO fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuer. Our interest in distributions from the CDO issuers varies with the amount of our equity interest. We have earned incentive distribution interests in four partnerships in which we have invested that hold equity interests in CDO issuers.

As of September 30, 2007, our financial fund management operations had sponsored or co-sponsored, structured and managed or co-managed 29 CDO issuers holding approximately $13.5 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDO Issuers	Assets Under Management
			(in billions)
Trapeza (1)(2)	Trust Preferred Securities	13	$ 5.2
Apidos (3)	Bank Loans	7	2.4
Ischus (1) (4)	RMBS/CMBS/ABS	8	5.5
Resource Europe	Bank Loans	1	0.4

		29	$ 13.5

(1)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of seven Trapeza CDO issuers and one Ischus CDO issuer.
(2)	Through Trapeza, we own a 50% interest in an entity that manages 11 of the Trapeza CDO issuers and a 33.33% interest in an entity that manages two of the Trapeza CDO issuers.
(3)	RCC holds 100% of the equity interests in three of these CDO issuers with assets of $951.8 million.
(4)	RCC holds 100% of the equity interests in one of these CDO issuers with assets of $395.5 million.

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

We manage RCC through Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary. At September 30, 2007, we managed approximately $2.4 billion of assets on behalf of RCC (see “– General.”) Under our management agreement with RCC, RCM receives a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses. The base management fee is 1/12th of 1.50% of RCC’s equity per month. The management agreement defines “equity” as, essentially, shareholder’s equity, subject to adjustment for non-cash equity compensation expense and non-recurring changes to which the parties agree. The incentive compensation is 25% of the amount by which RCC’s quarterly net income exceeds an amount equal to the weighted average issuance price of RCC’s common shares, multiplied by the greater of 2% or 0.50% plus one-fourth of the ten-year treasury rate. RCM receives at least 25% of our incentive compensation in additional shares of RCC common stock and has the option to receive more of our incentive compensation in stock under the management agreement. We also receive an acquisition fee of 1% of the carrying value of the commercial finance assets we sell to RCC. In fiscal 2007, the management, incentive and acquisition fees we received from RCC were $9.0 million, or 7% of our consolidated revenues. These fees have been reported as revenues through our operating segments.

Credit Facilities

Through our subsidiaries, we have access to five separate credit facilities, which we describe in this section. We also have arranged three credit facilities for our CDO issuers relating to their accumulation of U.S. and European bank loans for which we are a guarantor. The aggregate amount of losses guaranteed under these facilities, which we describe in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commercial Commitments” was $26.8 million at September 30, 2007.

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

Commercial finance – Secured revolving credit facilities

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

Other debt – Real estate-mortgage loan

In June 2006, we obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia. The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220. The principal balance as of September 30, 2007 was $12.4 million.

Other debt – Real estate-FIN 46-R mortgage loan

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

Other debt – Notes

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

Generally, when we sponsor a CDO issuer, we seek to syndicate the equity in such CDO to third parties, we have sponsored CDOs in which we retain some portion or possibly all of the equity interest either directly or through limited partnership investments. A CDO is a special purpose vehicle that purchases collateral that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity interests are subordinate in right of payment to all other securities issued by the CDO. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid. However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral, and there may be little or no amounts available to return our capital. In that event, the value of our direct or indirect investment in the CDO’s equity could decrease substantially or be eliminated. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

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

As of December 31, 2007, we identified a material weakness in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

We have identified deficiencies in our internal controls over financial reporting and have developed a plan to remediate such deficiencies. We can not assure you that such plan will adequately address these deficiencies or that we have discovered all of the deficiencies that may exist in our internal control over financial reporting.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market under the symbol “REXI.” The following table sets forth the high and low sale prices as reported by Nasdaq on a quarterly basis for our last two fiscal years:

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

Securities Authorized for Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,661,969	$7.69	1,209,048

The following table provides information about purchases by us during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2007	—	$—	—	$50,000,000
August 1 to August 31, 2007	83,000	$15.89	83,000	$48,681,525
September 1 to September 30, 2007	88,475	$14.30	88,475	$47,416,279

Total	171,475		171,475

(1)	On July 26, 2007, the Board of Directors approved a new share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time in open market purchases or through privately negotiated transactions. The new repurchase program replaced a prior $50.0 million repurchase program that had been approved by the Board on September 31, 2004.
(2)	As of September 30, 2007, we had repurchased an aggregate of 171,475 shares at a total cost of $2.6 million under the new repurchase program, at an average cost of $15.07 per share. Under the prior program, which was terminated upon approval of the new repurchase program, we acquired an aggregate of 1,221,139 shares at a total cost of approximately $22.6 million, at an average cost of $18.52 per share.

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

The following selected financial data should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected consolidated financial data for each of the years ended September 30, 2007, 2006 and 2005, and as of September 30, 2007 and 2006 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the years ended September 30, 2004 and 2003 and as of September 30, 2005, 2004 and 2003 from our consolidated internal financial statements for those periods. As a result of our spin-off of Atlas America in June 2005, financial data relating to our former energy operations has been reclassified as discontinued operations for all periods presented.

The statement of income data and the balance sheet data for all periods presented have been restated to reflect the adjustments made in relation to our equity in the earnings (losses) of five limited partnerships, collectively referred to as the Trapeza Partnerships, of which we own $8.4 million or 8% of the limited partnersinterests and we are a 50% owner of the general partners. Reference is made to Notes 2 and 24 to the notes to our consolidated financial statements.

	As of and for the Years Ended September 30,
	2007	2006	2005	2004	2003
	(restated)	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share data)
	(Unaudited)			(Unaudited)	(Unaudited)
Statement of income data:
Revenues
Financial fund management	$63,089	$28,457	$19,550	$10,118	$2,240
Commercial finance	40,692	23,840	13,381	7,135	4,071
Real estate	22,987	23,076	17,791	10,519	13,331

Total revenues	$126,768	$75,373	$50,722	$27,772	$19,642

Income (loss) from continuing operations before cumulative effect of change in accounting principles	$5,142	$15,668	$7,426	$3,096	$(3,078)
(Loss) income from discontinued operations, net of tax	(1,446)	1,231	11,070	16,799	14,522
Cumulative effect of change in accounting principles, net of tax	—	1,074	—	—	(13,881)

Net income (loss)	$3,696	$17,973	$18,496	$19,895	$(2,437)

Basic earnings (loss) per common share:
Continuing operations	$0.29	$0.89	$0.42	$0.17	$(0.18)
Discontinued operations	(0.08)	0.07	0.63	0.97	0.85
Cumulative effect of change in accounting principles	—	0.06	—	—	(0.81)

Net income (loss)	$0.21	$1.02	$1.05	$1.14	$(0.14)

Diluted earnings (loss) per common share:
Continuing operations	$0.26	$0.82	$0.38	$0.17	$(0.18)
Discontinued operations	(0.07)	0.07	0.58	0.92	0.83
Cumulative effect of change in accounting principles	—	0.05	—	—	(0.79)

Net income (loss)	$0.19	$0.94	$0.96	$1.09	$(0.14)

Cash dividends per common share	$0.27	$0.24	$0.20	$0.17	$0.13

Balance sheet data:			(Unaudited)
Total assets	$971,123	$418,858	$463,037	$742,350	$671,222
Borrowings	$706,372	$172,238	$147,302	$43,694	$146,761
Stockholders’ equity	$185,347	$195,167	$191,138	$259,879	$227,932

The following sets forth the effect of the restatement on the applicable line items in the Company’s selected financial data as of and for the fiscal year ended September 30, 2007:

	As of and for the Year Ended September 30, 2007
	(as filed)	(adjustment)	(restated)
	(in thousands, except per share data)
Statement of income data:
Revenues
Financial fund management	$64,151	$(1,062)	$63,089
Commercial finance	40,692	—	40,692
Real estate	22,987	—	22,987

Total revenues	$127,830	$(1,062)	$126,768

Income (loss) from continuing operations	$5,800	$(658)	$5,142
Loss from discontinued operations, net of tax	(1,446)	—	(1,446)

Net income (loss)	$4,354	$(658)	$3,696

Basic earnings (loss) per common share:
Continuing operations	$0.33	$(0.04)	$0.29
Discontinued operations	(0.08)	—	(0.08)

Net income	$0.25	$(0.04)	$0.21

Diluted earnings (loss) per common share:
Continuing operations	$0.30	$(0.04)	$0.26
Discontinued operations	(0.07)	—	(0.07)

Net income	$0.23	$(0.04)	$0.19

Cash dividends per common share	$0.27	$—	$0.27

Balance sheet data:
Total assets	$969,676	$1,447	$971,123
Borrowings	$706,372	$—	$706,372
Stockholders’ equity	$183,900	$1,447	$185,347

The following sets forth the effect of the restatement on the applicable line items in the Company’s selected financial data as of and for the fiscal year ended September 30, 2006:

	As of and for the Year Ended September 30, 2006
	(as filed)	(adjustment)	(restated)
	(in thousands, except per share data)
Statement of income data:
Revenues
Financial fund management	$31,308	$(2,851)	$28,457
Commercial finance	23,840	—	23,840
Real estate	23,076	—	23,076

Total revenues	$78,224	$(2,851)	$75,373

Income (loss) from continuing operations before cumulative effect of change in accounting principle	$17,282	$(1,614)	$15,668
Income from discontinued operations, net of tax	1,231	—	1,231
Cumulative effect of change in accounting principle, net of tax	1,357	(283)	1,074

Net income (loss)	$19,870	$(1,897)	$17,973

Basic earnings (loss) per common share:
Continuing operations	$0.98	$(0.09)	$0.89
Discontinued operations	0.07	—	0.07
Cumulative effect of change in accounting principle	0.08	(0.02)	0.06

Net income	$1.13	$(0.11)	$1.02

Diluted earnings (loss) per common share:
Continuing operations	$0.90	$(0.08)	$0.82
Discontinued operations	0.07	—	0.07
Cumulative effect of change in accounting principle	0.07	(0.02)	0.05

Net income	$1.04	$(0.10)	$0.94

Cash dividends per common share	$0.24	$—	$0.24

Balance sheet data:
Total assets	$416,753	$2,105	$418,858
Borrowings	$172,238	$—	$172,238
Stockholders’ equity	$193,062	$2,105	$195,167

The following sets forth the effect of the restatement on the applicable line items in the Company’s selected financial data as of and for the fiscal year ended September 30, 2005:

	As of and for the Year Ended September 30, 2005
	(as filed)	(adjustment)	(restated)
	(in thousands, except per share data)
Statement of income data:
Revenues
Financial fund management	$15,944	$3,606	$19,550
Commercial finance	13,381	—	13,381
Real estate	17,791	—	17,791

Total revenues	$47,116	$3,606	$50,722

Income from continuing operations	$5,388	$2,038	$7,426
Income from discontinued operations, net of tax	11,070	—	11,070

Net income	$16,458	$2,038	$18,496

Basic earnings per common share:
Continuing operations	$0.30	$0.12	$0.42
Discontinued operations	0.63	—	0.63

Net income	$0.93	$0.12	$1.05

Diluted earnings per common share:
Continuing operations	$0.28	$0.10	$0.38
Discontinued operations	0.58	—	0.58

Net income	$0.86	$0.10	$0.96

Cash dividends per common share	$0.20	$—	$0.20

Balance sheet data (unaudited):
Total assets	$459,035	$4,002	$463,037
Borrowings	$147,302	$—	$147,302
Stockholders’ equity	$187,136	$4,002	$191,138

The following sets forth the effect of the restatement on the applicable line items in the Company’s selected financial data as of and for the fiscal year ended September 30, 2004 (Unaudited):

	As of and for the Year Ended September 30, 2004
	(as filed)	(adjustment)	(restated)
	(in thousands, except per share data)
Statement of income data:
Revenues
Financial fund management	$7,585	$2,533	$10,118
Commercial finance	7,135	—	7,135
Real estate	10,519	—	10,519

Total revenues	$25,239	$2,533	$27,772

Income from continuing operations	$1,610	$1,486	$3,096
Income from discontinued operations, net of tax	16,799	—	16,799

Net income	$18,409	$1,486	$19,895

Basic earnings per common share:
Continuing operations	$0.09	$0.08	$0.17
Discontinued operations	0.97	—	0.97

Net income	$1.06	$0.08	$1.14

Diluted earnings per common share:
Continuing operations	$0.09	$0.08	$0.17
Discontinued operations	0.92	—	0.92

Net income	$1.01	$0.08	$1.09

Cash dividends per common share	$0.17	$—	$0.17

Balance sheet data:
Total assets	$740,386	$1,964	$742,350
Borrowings	$43,694	$—	$43,694
Stockholders’ equity	$257,915	$1,964	$259,879

The following sets forth the effect of the restatement on the applicable line items in the Company’s selected financial data as of and for the fiscal year ended September 30, 2003 (Unaudited):

	As of and for the Year Ended September 30, 2003
	(as filed)	(adjustment)	(restated)
	(in thousands, except per share data)
Statement of income data:
Revenues
Financial fund management	$1,444	$796	$2,240
Commercial finance	4,071	—	4,071
Real estate	13,331	—	13,331

Total revenues	$18,846	$796	$19,642

(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(3,556)	$478	$(3,078)
Income from discontinued operations, net of tax	14,522	—	14,522
Cumulative effect of change in accounting principle, net of tax	(13,881)	—	(13,881)

Net (loss) income	$(2,915)	$478	$(2,437)

Basic (loss) earnings per common share:
Continuing operations	$(0.21)	$0.03	$(0.18)
Discontinued operations	0.85	—	0.85
Cumulative effect of change in accounting principle	(0.81)	—	(0.81)

Net loss	$(0.17)	$0.03	$(0.14)

Diluted (loss) earnings per common share:
Continuing operations	$(0.21)	$0.03	$(0.18)
Discontinued operations	0.83	—	0.83
Cumulative effect of change in accounting principle	(0.79)	—	(0.79)

Net loss	$(0.17)	$0.03	$(0.14)

Cash dividends per common share	$0.13	$—	$0.13

Balance sheet data:
Total assets	$670,744	$478	$671,222
Borrowings	$146,761	$—	$146,761
Stockholders’ equity	$227,454	$478	$227,932

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Results

The Company is restating its consolidated balance sheets as of September 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended September 30, 2007, 2006 and 2005, including the applicable notes, as well as its unaudited consolidated financial information for each of the three fiscal quarters of 2007 and 2006. For more information about the restatement, please see the Explanatory Note to this report and Note 2, “Restatement of Consolidated Financial Statements for the fiscal years ended and as of September 30, 2007, 2006 and 2005” and Note 24, “Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements” in the accompanying consolidated financial statements.

The following discussion and analysis of the Company’s financial condition and results of operations incorporate the restated amounts.

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

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2007 (1)
Financial fund management	29	12	—	—
Real estate	2	5	7	2
Commercial finance	—	3	—	1

	31	20	7	3

As of September 30, 2006 (1)
Financial fund management	19	11	—	—
Real estate	1	5	4	—
Commercial finance	—	2	—	1

	20	18	4	1

(1)	All of our operating segments manage assets on behalf of RCC.

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

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Fund management revenues (1)	$63,490	$38,192	$25,040
Finance and rental revenues (2)	48,981	22,156	12,624
RCC management fees	7,048	4,320	1,839
Gain on resolution of loans and other property interests (3)	2,993	4,691	8,213
Net gain (loss) from sale of TIC property interests (4)	119	1,363	(97)
Other (5)	4,137	4,651	3,103

	$126,768	$75,373	$50,722

(1)	Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management and real estate operations.
(2)	Includes interest income on bank loans from our financial fund management operations, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.
(3)	Includes the resolution of loans we hold in our real estate segment.
(4)	Reflects net gains (losses) recognized by our real estate segment on the sale of TIC interests to outside investors.
(5)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under “ – Results of Operations: Commercial Finance”, “ – Results of Operations: Real Estate” and “ – Results of Operations: Financial Fund Management.”

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

The following table sets forth information related to commercial finance assets we managed on behalf of our investment partnerships, Merrill Lynch, RCC and ourselves (in millions):

	September 30,
	2007	2006
LEAF Financial Corporation	$243	$109
LEAF Fund I	89	87
LEAF Fund II	361	315
LEAF Fund III	306	—
Merrill Lynch	11	10
RCC	83	92

	$1,093	$613

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

	Years Ended September 30,
	2007	2006	2005
Revenues (1):
Finance revenues—LEAF	$16,343	$9,006	$4,970
Finance revenues—Merit	516	—	—
Acquisition fees	10,484	5,788	4,316
Fund management fees	11,403	7,707	3,403
Other	1,946	1,339	692

	$40,692	$23,840	$13,381

Costs and expenses:
LEAF costs and expenses	$17,915	$14,443	$8,884
Merit costs and expenses	1,766	—	—

	$19,681	$14,443	$8,884

(1)	Total revenues include (i) RCC servicing and origination fees of $1,187, $1,607 and $247 for fiscal years 2007, 2006, and 2005, respectively.

Revenues – Fiscal 2007 Compared to Fiscal 2006

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

Costs and Expenses – Fiscal 2007 Compared to Fiscal 2006

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

Revenues – Fiscal 2006 Compared to Fiscal 2005

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

Costs and Expenses – Fiscal 2006 Compared to Fiscal 2005

Costs and expenses from our commercial finance operations increased $5.6 million (63%) for fiscal 2006 as compared to fiscal 2005. We attribute this increase to the following:

•	a $3.9 million increase in wages and benefits. Our full-time employees increased to 117 as of September 30, 2006 from 81 as of September 30, 2005 to support the expansion of our operations; and

•	a $1.6 million increase in general and administrative expenses principally due to the following:

•	a $710,000 increase in professional fees directly related to the overall expansion of our operations;

•	a $410,000 increase in rent due to the relocation of LEAF to its new headquarters in November 2005; and

•	a $307,000 increase in travel and entertainment expenses resulting from the expansion of our business development activities.

Results of Operations: Real Estate

In real estate, we manage four classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability companies and TIC property interests;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of real estate loans, acquired at a discount from the U.S. Department of Housing and Urban Development, or HUD.

	September 30,
	2007	2006
	(in millions)
Assets under management:
Commercial real estate debt	$948	$440
Real estate investment entities	512	345
Legacy portfolio	99	99
HUD portfolio	75	—

	$1,634	$884

During fiscal 2007, 2006 and 2005, our real estate operations were affected by two principal trends or events:

•	the continued development of our commercial real estate debt platform; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

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

Revenues – Fiscal 2007 Compared to Fiscal 2006

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

Costs and Expenses – Fiscal 2007 Compared to Fiscal 2006

Costs and expenses increased by $1.7 million (14%) to $13.2 million for fiscal 2007 from $11.5 million in fiscal 2006. General and administrative expenses increased by $1.4 million, primarily due to increased wages and benefits corresponding to our expanded real estate operations, principally the commercial real estate debt that we manage for RCC.

Revenues – Fiscal 2006 Compared to Fiscal 2005

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

•

a $2.1 million increase in wages and benefits as a result of the addition of personnel primarily to support the development of our debt management platform and the combined growth of our investment partnerships and TIC programs; and

•	a $757,000 net increase in commission expense and offering and organizational reimbursements due to the higher level of sales of real estate investment programs.

This increase was partially offset by:

•	a $1.2 million decrease in FIN 46-R operating expenses primarily related to the foreclosed hotel property and the resulting additional two months of operating expenses in fiscal 2005.

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

The following table sets forth information relating to assets managed by each of our principal financial fund management subsidiaries on behalf of institutional and individual investors and RCC (in millions):

	As of September 30, 2007
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Trapeza	$5,167	$—	$93	$5,260
Apidos	1,438	952	212	2,602
Ischus	5,137	396	—	5,533
Resource Europe	415	—	89	504
Other company-sponsored partnerships	85	—	—	85

	$12,242	$1,348	$394	$13,984

	As of September 30, 2006
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Trapeza	$3,538	$—	$668	$4,206
Apidos	687	615	533	1,835
Ischus	2,675	1,160	568	4,403
Resource Europe	—	—	91	91
Other company-sponsored partnerships	58	—	—	58

	$6,958	$1,775	$1,860	$10,593

In our financial fund management segment, we earn fees on assets managed on behalf of institutional and individual investors as follows:

•

Collateral management fees – we receive fees for managing the assets held by CDOs we sponsor. These fees vary by CDO, with our annual fee ranging between 0.08% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers; and

•

Administration fees – we receive fees for managing the assets held by partnerships sponsored by us and for managing their general operations. These fees vary by limited partnership, with our annual fee ranging between 0.75% and 2.00% of the partnership capital balance.

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

Company – Sponsored Partnerships

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Revenues:
Fund management fees	$23,036	$9,213	$4,260
Interest income on loans	26,201	7,302	744
Limited and general partner interests	3,161	2,553	8,431
RCC management fee and equity compensation	2,726	5,518	3,205
Earnings on unconsolidated CDOs	2,649	737	161
Earnings of Structured Finance Fund partnerships	2,043	2,218	2,177
Due diligence and placement fees	1,901	—	—
Other	1,372	916	572

	$63,089	$28,457	$19,550

Costs and expenses:
General and administrative expenses	$19,333	$10,442	$8,087
Equity compensation expense	1,861	1,650	757
Expenses of Structured Finance Fund partnerships	70	7	266

	$21,264	$12,099	$9,110

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues – Fiscal 2007 Compared to Fiscal 2006

Revenues increased $34.6 million (122%) to $63.1 million in fiscal 2007 from $28.5 million in fiscal 2006. We attribute the increase to the following:

•	a $13.8 million increase in fund management fees, primarily from the following:

•

a $12.1 million increase in collateral management fees principally as a result of the completion of nine new CDOs in fiscal 2007 coupled with a full year of collateral management fees for seven previously completed CDOs;

•

a $1.7 million increase in portfolio management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during fiscal 2007. No such fees were received during fiscal 2006; and

•	a $425,000 increase in management fees from our five company-sponsored unconsolidated partnerships, principally as a result of 12 full months of management fees for two of the partnerships;

These increases were partially offset by:

•	a $580,000 increase in our equity share of the expenses for Trapeza Capital Management LLC and Trapeza Management Group LLC.

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

•	a $608,000 increase in revenues from our limited and general partner interests, primarily from the following:

•	a $520,000 increase from our share of the operating results of unconsolidated partnerships we have sponsored; and

•	a $88,000 increase in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value.

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

•

$1.3 million earned in due diligence and placement fees in connection with the origination of $310.0 million for six REIT trust preferred security transactions. We do not expect to earn similar fees in the future due to market conditions; and

•	$575,000 earned in placement fees in connection with the origination of $225.0 million for five Trapeza trust preferred security transactions.

•	a $456,000 increase in other revenue, primarily a $300,000 gain on the sale of a security during fiscal 2007. No such gain occurred during fiscal 2006.

Costs and Expenses – Fiscal 2007 Compared to Fiscal 2006

Costs and expenses increased $9.2 million (76%) in fiscal 2007 as compared to fiscal 2006. We attribute the increase to the following:

•	a $8.9 million increase in general and administrative expenses, primarily from the following:

•	a $6.4 million increase in wages and benefits as a result of the addition of personnel in response to the growth in our assets under management;

•	a $1.6 million increase in other operating expenses, primarily from insurance costs, rent and other general and administrative expenses related to the addition of personnel;

•	a $297,000 decrease in reimbursed expenses from our Trapeza, Apidos and Ischus operations, which vary depending on the terms of the transaction; and

•	a $567,000 decrease in reimbursed RCC operating expenses.

•	a $211,000 increase in equity compensation expense related to restricted shares and options of RCC that were issued to RCM and subsequently transferred to members of management.

Revenues – Fiscal 2006 Compared to Fiscal 2005

Revenues increased $8.9 million (46%) to $28.5 million for fiscal 2006 from $19.6 million for fiscal 2005. We attribute the increase to the following:

•	a $5.0 million increase in fund management fees, primarily from the following:

•

a $4.8 million increase in collateral management fees principally as a result of the completion of eight new CDOs coupled with a full year of collateral management fees for two previously completed CDOs;

•	a $1.1 million increase in management fees as a result of four company-sponsored unconsolidated partnerships that commenced operations between June 2005 and February 2006.

These increases were partially offset by:

•	a $205,000 increase in our share of the expenses for Trapeza Capital Management LLC and Trapeza Management Group LLC;

•

a $335,000 decrease in reimbursed expenses. Fiscal 2005 included a reimbursement received in connection with the formation of Trapeza CDO VII. No such expense reimbursements were received in fiscal 2006; and

•	a $379,000 decrease related to a fee paid in connection with the assignment of securities on a related warehouse facility during fiscal 2005. No such fees were earned during fiscal 2006;

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

•	a $5.9 million decrease in revenues from our limited and general partner interests, primarily from the following:

•	a $7.1 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; offset in part by

•	a $1.2 million increase from our share of the operating results of unconsolidated partnerships we have sponsored.

•	a $2.3 million increase in RCC management fees and equity compensation, reflecting a $1.8 million increase in management fees and a $557,000 increase in equity compensation;

•	a $576,000 increase in our earnings in unconsolidated CDOs primarily as a result of our investment in six new CDO issuers; and

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

Costs and Expenses – Fiscal 2006 Compared to Fiscal 2005

Costs and expenses of our financial fund management operations increased $3.0 million (33%) for fiscal 2006 as compared to fiscal 2005. We attribute the increases to the following:

•	a $2.4 million increase in general and administrative expenses, primarily from the following:

•	a $4.7 million increase in wages and benefits as a result of the addition of personnel in response to the growth in our assets under management;

•	a $1.2 million increase in other operating expenses, including insurance, rent allocations and other expenses related to the additional personnel; and

•	a $551,000 increase in financial software programs and publications as a result of the growth of our assets under management.

Theses increases were partially offset by:

•	a $2.6 million increase in reimbursed expenses from our Trapeza, Apidos and Ischus operations, which vary depending on the terms of the transaction;

•	a $1.1 million decrease in RCC start-up costs, which commenced operations in the second quarter of fiscal 2005; and

•	a $300,000 decrease in professional and recruiting fees principally due to the expiration of a consulting agreement.

•	a $893,000 increase in equity compensation expense related to restricted shares and options of RCC that were held by RCM which were transferred to members of management; and

•	a $259,000 decrease in expenses of consolidated partnerships, primarily professional fees. There were no such expenses in fiscal 2006.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

Fiscal 2007 Compared to Fiscal 2006

General and administrative costs were $12.1 million for fiscal 2007, an increase of $2.3 million (23%) as compared to $9.8 million for fiscal 2006. We attribute the increase to the following:

•	a $2.0 million increase in wages and benefits due principally to the following:

•	$731,000 increase in the amount of compensation expense for vesting of restricted stock awards given to employees in both fiscal 2007 and 2006;

•	$1.3 million increase in wages and benefits due to increased headcount to service our expanding asset management operations.

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

Minority interest expense, which increased by $367,000 in fiscal 2007, reflected the following (in thousands):

	Years Ended September 30,
	2007	2006	2005
SFF partnerships	$1,473	$1,624	$1,403
Commercial finance minority ownership	530	117	—
Warehouse providers	139	34	—

	$2,142	$1,775	$1,403

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

•

a $12.6 million charge for the other–than-temporary impairment of certain of our investments in CDOs, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a subprime lender and a subprime investor reflecting the general market decline in real estate mortgage-backed investments;

•	$5.0 million of realized losses from the sale of loans held for investment, principally in Europe. The sales reduced our exposure to corporate bank loans; and

•	a $4.8 million write-off of reimbursable costs related to a European real estate fund that we sponsored and did not close due to market conditions.

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

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 31% for 2007 compared to an 11% effective rate for fiscal 2006. The increase in the effective income tax rate primarily relates to the greater impact of permanent items due to the lower pre-tax earnings for fiscal 2007. Additionally, we recorded $1.1 million of tax benefits related to adjustments to our deferred tax assets and related valuation allowances in fiscal 2007 as compared to $3.9 million of adjustments in fiscal 2006. Our effective income tax rate, as adjusted to exclude the valuation adjustments, the fourth quarter $12.6 million loan impairment charge and the $3.8 million write-off of the domestic portion of the European fund costs, would have been 41% for fiscal 2007.

We expect our effective tax rate to be between 39% and 41% for fiscal 2008. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. See Note 16 to our consolidated financial statements for further information regarding our provision for taxes.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations, such as Pennsylvania and New York. The IRS is currently examining our 2005 tax year, which we anticipate will be concluded in fiscal 2008. We have recorded a liability and corresponding deferred tax asset for what we believe to be the proposed examination adjustments based upon the results of our 2004 IRS examination, including a $920,000 charge to discontinued operations for estimated interest expense. In July 2007, we settled the 2004 IRS examination and paid a tax assessment and interest relating to disallowed bad debt deductions taken in the 2004 tax year. We filed a Federal Form 1139—Corporation Application for Tentative Refund for the 2004 and 2005 tax years recovering 95% of the 2004 tax assessment plus approximately $220,000 of interest as certain of the loans were resolved, generating significant tax losses for the 2006 tax year.

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

Our effective tax rate (income taxes as a percentage of income from continuing operations before taxes and cumulative effect of accounting change) decreased to 11% in fiscal 2006 from 41% in fiscal 2005. The decrease in our effective tax rate reflects the tax planning strategies that we initiated in fiscal 2006 offset, in part, by increased state income taxes in conjunction with the increased profitability of our operating segments. In connection with the implementation of these tax planning strategies, the tax rate for fiscal 2006 reflected the reversal of $39.5 million of a previously recorded valuation allowance against state net operating loss carryforwards, or NOLs, which resulted in a tax benefit of approximately $3.9 million. In addition, we recorded a deferred tax asset of $1.1 million associated with approximately $16.3 million of local NOLs for which we had previously believed would not be realized prior to their statutory expiration date. Our effective tax rate, as adjusted to exclude the benefit from the change in the valuation allowance and recording the additional local deferred tax asset, would have been 38% for fiscal 2006. We expect our effective tax rate to be 40% in fiscal 2007. Future tax rates could change if estimates of taxable income change or if there are changes in our recorded NOLs or their related valuation allowances.

Discontinued Operations

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued (see Note 22 of the notes to our consolidated financial statements).

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

Resolution of Real Estate Assets Held for Sale

The activity in the number of real estate investments held for sale, including FIN 46-R entities and owned properties, was as follows:

	Years Ending September 30,
	2007	2006	2005
Balance, beginning of period	1	6	4
Net additions	—	1	3
Resolved	(1)	(6)	(1)

Balance, end of period	—	1	6

The discontinued operations of our real estate segment were as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
Operating (loss) income (period prior to disposition)	$(2,095)	$2,674	$3,609
Write-downs to expected sales value	(374)	(431)	(2,303)
Gain (loss) on disposal	45	(452)	(9,396)
Income tax benefit (provision)	848	(591)	2,875

Discontinued (loss) income, net of tax	$(1,576)	$1,200	$(5,215)

Cumulative Effect of Change in Accounting Principle

Historically, we presented our equity in the earnings and losses of the Trapeza entities on a one-quarter lag as permitted under generally accepted accounting principles. Improvements in the timeliness and availability of financial data from the Trapeza entities allowed us to report our share in the earnings of these entities on a current basis as of October 1, 2005. As a result of this change, our equity in the earnings of the Trapeza entities of $1.1 million, net of tax of $810,000, for the three months ended September 30, 2005 has been reflected in the consolidated statements of income as a cumulative change in accounting principle as of October 1, 2005.

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

The following table sets forth our sources and uses of cash (in thousands):

	Years Ended September 30,
	2007	2006	2005
Used in operating activities of continuing operations	$(49,826)	$(37,454)	$(21,471)
Used in investing activities of continuing operations	(48,480)	(36,523)	(23,801)
Provided by financing activities of continuing operations	76,586	46,128	12,152
(Used in) provided by discontinued operations	(1,278)	38,943	23,566
Net cash retained by entities previously consolidated	—	(3,825)	—

	$(22,998)	$7,269	$(9,554)

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

Cash Flows from Operating Activities. Net cash used in operating activities of continuing operations increased by $12.4 million for fiscal 2007, substantially as a result of the $17.7 million increase in cash used by operating net assets, including a $10.5 million increase in deferred tax assets, primarily reflecting $12.6 million impairment charge. See “ – Results of Operations: Other Costs and Expenses and Other Income (Expense) – Fiscal 2007 Compared to Fiscal 2006.” This increased use of cash was offset, in part, by the $6.1 million increase in cash provided by operations as adjusted for non-cash items.

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

Fiscal 2006 Compared to Fiscal 2005

We increased our cash balance by $7.3 million to $37.6 million at September 30, 2006 from $30.4 million at September 30, 2005. Additionally, we held $8.1 million and $5.0 million of cash in escrow accounts at September 30, 2006 and 2005, respectively, which were reflected as restricted cash in our consolidated balance sheets. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 3.6 to 1.0 for fiscal 2006 as compared to 6.7 to 1.0 for fiscal 2005. The decrease in this ratio primarily reflects the increase in interest expense as a result of the additional borrowings under our financial fund management and commercial finance credit facilities. Our ratio of debt to equity was 88% and 77% at September 30, 2006 and 2005, respectively. The increase in the ratio for fiscal 2006 reflects our expanded utilization of and increase in our commercial finance credit facility at September 30, 2006.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at September 30, 2007 (in thousands):

	Total	Payments Due By Period
		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Other debt (1)	$15,576	$833	$1,770	$12,497	$476
Capital lease obligations (1)	120	38	82	—	—
Secured credit facilities (1) (2)	251,137	148,275	102,862	—	—
Operating lease obligations	16,820	3,043	4,693	2,553	6,531
Other long-term liabilities	445	281	164	—	—

Total contractual obligations	$284,098	$152,470	$109,571	$15,050	$7,007

(1)	Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2007; Less than 1 year: $35.9 million; 1-3 years: $10.4 million; 4-5 years: $1.6 million; and after 5 years: $34,000.
(2)	Excludes $439.5 million related to credit facilities that upon the execution of the CDO transactions will not have to be repaid by us. Included in the guarantees in the following table is our first loss exposure on these credit facilities.

	Total	Amount of Commitment Expiration Per Period
		Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$31,462	$31,462	$—	$—	$—
Standby letters of credit	246	246	—	—	—
Other commercial commitments	571,212	77,080	108,703	7,695	377,734

Total commercial commitments	$602,920	$108,788	$108,703	$7,695	$377,734

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

Revenue Recognition – Fee Income

RCC Management Fees

RCC invests in a diversified portfolio of B notes, CMBS and other real estate-related loans and commercial finance assets. We receive fees and are reimbursed for our expenses for the management of RCC as follows:

•

a monthly base management fee equal to  1/12 th of the amount of RCC’s equity, as defined by the Management Agreement, multiplied by 1.50%; incentive compensation based on the products of (i) 25% of the dollar amount by which, (A) RCC’s net income per common share (before non-cash equity compensation expense and incentive compensation) for a quarter (based on the weighted average number of shares outstanding) exceeds, (B) an amount equal to (1) the weighted average share price of shares of common stock in the offerings of RCC, multiplied by (2) the greater of (a) 2.00% or (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the Management Agreement for such quarter), multiplied by (ii) the weighted average number of common shares outstanding for the quarter. The calculation may be adjusted for one time events due to changes in GAAP as well as other non-cash charges upon approval of the independent directors of RCC; and

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

We account for the RCC restricted stock and stock options received in accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” The terms of the stock award agreement provide that the deferred compensation be amortized over a three-year graded vesting period. The unvested stock and options are adjusted quarterly to reflect changes in the market value of RCC as performance under the agreement is completed.

Furthermore, we receive an acquisition fee of 1% of the carrying value of the commercial finance assets it sells to RCC.

In fiscal 2007, 2006 and 2005, the management and acquisition fees that we received from RCC were $9.0 million, $8.2 million and $3.9 million, respectively, or 7%, 11% and 8%, respectively, of its consolidated revenues. These fees have been reported as revenues by each of our operating segments.

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

We recorded gains or losses on the sales of leases and notes to Merrill Lynch based on the present value of the estimated cash flows that it retained over the estimated outstanding period of the receivables. This excess cash flow essentially represented an “interest-only”, or I/O strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees. During fiscal 2006 and 2005, we recognized gains of $28,000 and $313,000, net of tax, respectively related to the I/O strip. On September 26, 2006, we terminated this program with Merrill Lynch.

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

Year Ended September 30, 2005
(restated)
Net income	$18,496
Stock-based employee compensation determined under the fair value-based method, net of tax	(3,190)

Pro forma net income	$15,306

Basic earnings per share:
As reported	$1.05
Pro forma	$0.86
Diluted earnings per share:
As reported	$0.96
Pro forma	$0.80

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

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (for us, our fiscal year beginning October 1, 2008). We are currently evaluating the expected effect, if any, SFAS 159 will have on our financial statements.

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

On July 13, 2006, the FASB issued Interpretation, or FIN, 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 (for us, our fiscal year beginning October 1, 2007) with early adoption permitted if no interim financial statements have been issued. We will not elect for early adoption of FIN 48; accordingly, the provisions of FIN 48 will be implemented in the our first quarter ending December 31, 2007. We do not believe the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The following discussion is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonable possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk–sensitive instruments were entered into for purposes other than trading.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(2).These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2007 and 2006 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company recorded the cumulative effect of a change in accounting principle in connection with how the Company presented their equity earnings and losses in certain unconsolidated entities, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standards (SFAS) No. 123-R, Share-Based Payment effective October 1, 2005 and the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements, when quantifying misstatements in the current year financial statements effective October 1, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of September 30, 2007 and 2006 and for each of the three years in the period ended September 30, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource America, Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2007, except for the material weakness described in that report, as to which the date is May 19, 2008, expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

December 13, 2007, except for Notes 2, 3, 5, 10, 14, 16, 18, 23 and 24, as to which the date is May 19, 2008

RESOURCE AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,
	2007	2006
	(restated)	(restated)
ASSETS
Cash	$14,624	$37,622
Restricted cash	19,340	8,103
Receivables	21,255	2,312
Receivables from managed entities	20,177	8,795
Loans sold, not settled	152,706	—
Loans held for investment, net	285,928	69,314
Investments in commercial finance, net	243,391	108,850
Investments in real estate, net	49,041	50,104
Investment securities available-for-sale	51,777	64,857
Investments in unconsolidated entities	39,342	30,253
Property and equipment, net	12,286	9,525
Deferred income taxes	29,877	4,886
Goodwill	7,941	—
Intangible assets, net	4,774	95
Other assets	18,664	24,142

Total assets	$971,123	$418,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$60,546	$29,526
Payables to managed entities	1,163	1,579
Borrowings	706,372	172,238
Deferred income tax liabilities	11,124	10,746
Minority interests	6,571	9,602

Total liabilities	785,776	223,691

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 26,986,975 and 26,485,227 shares issued, respectively (including unvested restricted stock of 199,708 and 83,519, respectively)	268	264
Additional paid-in capital	264,747	259,882
Retained earnings	27,171	27,569
Treasury stock, at cost; 9,369,960 and 9,110,290 shares, respectively	(102,014)	(96,960)
ESOP loan receivable	(223)	(465)
Accumulated other comprehensive (loss) income	(4,602)	4,877

Total stockholders’ equity	185,347	195,167

	$971,123	$418,858

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
REVENUES
Financial fund management	$63,089	$28,457	$19,550
Commercial finance	40,692	23,840	13,381
Real estate	22,987	23,076	17,791

	126,768	75,373	50,722
COSTS AND EXPENSES
Financial fund management	21,264	12,099	9,110
Commercial finance	19,681	14,443	8,884
Real estate	13,190	11,522	9,903
General and administrative	12,104	9,838	8,367
Depreciation and amortization	2,924	3,064	2,209

	69,163	50,966	38,473

OPERATING INCOME	57,605	24,407	12,249

OTHER (EXPENSE) INCOME
Interest expense	(33,566)	(10,119)	(2,811)
Minority interests	(2,142)	(1,775)	(1,403)
Other (loss) income, net	(14,395)	5,154	4,550

	(50,103)	(6,740)	336

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	7,502	17,667	12,585
Provision for income taxes	2,360	1,999	5,159

Income from continuing operations before cumulative effect of a change in accounting principle	5,142	15,668	7,426
(Loss) income from discontinued operations, net of tax	(1,446)	1,231	11,070
Cumulative effect of a change in accounting principle, net of tax	—	1,074	—

NET INCOME	$3,696	$17,973	$18,496

Basic earnings per common share:
Continuing operations	$0.29	$0.89	$0.42
Discontinued operations	(0.08)	0.07	0.63
Cumulative effect of accounting change	—	0.06	—

Net income	$0.21	$1.02	$1.05

Weighted average shares outstanding	17,467	17,627	17,696

Diluted earnings per common share:
Continuing operations	$0.26	$0.82	$0.38
Discontinued operations	(0.07)	0.07	0.58
Cumulative effect of accounting change	—	0.05	—

Net income	$0.19	$0.94	$0.96

Weighted average shares outstanding	19,085	19,121	19,204

Dividends declared per common share	$0.27	$0.24	$0.20

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	ESOP Loan Receivable	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
			(restated)				(restated)	(restated)
Balance, September 30, 2004, as previously reported	$255	$247,865	$90,164	$(77,667)	$(1,127)	$(1,575)	$257,915
Cumulative effect of restatement on prior periods	—	—	1,964	—	—	—	1,964

September 30, 2004, as restated	$255	$247,865	92,128	(77,667)	(1,127)	(1,575)	259,879
Net income	—	—	18,496	—	—	—	18,496	$18,496
Treasury shares issued	—	144	—	290	—	—	434
Issuance of common shares	9	7,493	—	—	—	—	7,502
Tax benefit from exercise of stock options	—	2,517	—	—	—	—	2,517
Purchase of treasury shares	—	—	—	(5,179)	—	—	(5,179)
Other comprehensive income	—	—	—	—	—	1,762	1,762	1,762
Cash dividends	—	—	(3,533)	—	—	—	(3,533)
Distribution of shares of Atlas America, Inc.	—	—	(93,244)	—	—	1,865	(91,379)
Repayment of ESOP loan	—	—	—	—	639	—	639

Balance, September 30, 2005, as restated	264	258,019	13,847	(82,556)	(488)	2,052	191,138	$20,258

Net income	—	—	17,973	—	—	—	17,973	$17,973
Treasury shares issued	—	297	—	238	—	—	535
Stock-based compensation	—	1,137	—	—	—	—	1,137
Issuance of restricted common stock	—	305	—	—	—	—	305
Issuance of common shares	—	133	—	—	—	—	133
Tax benefit from exercise of stock options	—	231	—	—	—	—	231
Purchase of treasury shares	—	—	—	(14,642)	—	—	(14,642)
Minority interest created upon the conversion of notes	—	(240)	—	—	—	—	(240)
Other comprehensive income	—	—	—	—	—	2,825	2,825	2,825
Cash dividends	—	—	(4,251)	—	—	—	(4,251)
Repayment of ESOP loan	—	—	—	—	23	—	23

Balance, September 30, 2006, as restated	264	259,882	27,569	(96,960)	(465)	4,877	195,167	$20,798

Cumulative effect adjustment under SAB 108	—	—	676	—	—	—	676

Restated balance, October 1, 2006	264	259,882	28,245	(96,960)	(465)	4,877	195,843
Net income	—	—	3,696	—	—	—	3,696	$3,696
Treasury shares issued	—	443	—	314	—	—	757
Stock-based compensation	—	934	—	—	—	—	934
Restricted stock awards	—	1,004	—	—	—	—	1,004
Issuance of common shares	4	1,222	—	—	—	—	1,226
Tax benefit from exercise of stock options	—	2,090	—	—	—	—	2,090
Purchase of treasury shares	—	—	—	(5,368)	—	—	(5,368)
Cash dividends	—	—	(4,770)	—	—	—	(4,770)
Other comprehensive (loss)	—	—	—	—	—	(9,479)	(9,479)	(9,479)
Settlement of equity conversion feature underlying a subsidiary’s debt	—	(611)	—	—	—	—	(611)
Repayment of ESOP loan	—	(217)	—	—	242	—	25

Balance, September 30, 2007, as restated	$268	$264,747	$27,171	$(102,014)	$(223)	$(4,602)	$185,347	$(5,783)

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,696	$17,973	$18,496
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	—	(1,074)	—
Impairment charge on CDO investments	12,580	—	—
Depreciation and amortization	3,699	3,180	2,247
Equity in earnings of unconsolidated entities	(13,960)	(5,896)	(11,413)
Minority interests	2,142	1,775	1,403
Distributions from unconsolidated entities	16,212	12,570	13,899
Loss (income) from discontinued operations	1,446	(1,231)	(11,070)
Losses on sales of loans	5,025	—	—
Gains on sales of investment securities available-for-sale	(3,533)	(668)	(1,544)
Gains on sales of assets	(3,974)	(7,715)	(7,781)
Deferred income tax (benefit) provision	(14,891)	(4,357)	5,159
Non-cash compensation on long-term incentive plans	2,695	1,739	1,251
Non-cash compensation issued	1,861	2,396	—
Non-cash compensation received	(1,404)	(1,844)	(1,839)
Increase in commercial finance investments	(67,210)	(68,376)	(17,886)
Changes in operating assets and liabilities	5,790	14,074	(12,393)

Net cash used in operating activities of continuing operations	(49,826)	(37,454)	(21,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,441)	(4,141)	(2,414)
Payments received on real estate loans and real estate	17,501	42,058	7,417
Investments in real estate	(20,917)	(33,004)	(16,753)
Return of capital from investments in unconsolidated entities	—	—	9,390
Purchase of investments	(23,225)	(34,820)	(26,800)
Proceeds from sale of investments	7,172	7,205	5,038
Net cash paid for acquisition	(20,708)	—	—
(Increase) decrease in other assets	(2,862)	(13,821)	321

Net cash used in investing activities of continuing operations	(48,480)	(36,523)	(23,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	745,598	570,448	267,643
Principal payments on borrowings	(649,055)	(501,088)	(258,865)
Investor contributions to financial fund management investments	—	—	10,410
Dividends paid	(4,770)	(4,251)	(3,533)
Distributions paid to minority interest holders	(2,368)	(1,600)	—
Increase in restricted cash	(10,156)	(3,103)	(5,000)
Proceeds from issuance of stock	1,226	133	5,819
Purchase of treasury stock	(5,368)	(14,642)	(5,179)
Tax benefit from exercise of stock options	2,090	231	2,517
Other	(611)	—	(1,660)

Net cash provided by financing activities of continuing operations	76,586	46,128	12,152
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(133)	1,771	23,566
Investing activities	—	37,172	—
Financing activities	(1,145)	—	—

Net cash (used in) provided by discontinued operations	(1,278)	38,943	23,566
Net cash retained by entities previously consolidated	—	(3,825)	—

(Decrease) increase in cash	(22,998)	7,269	(9,554)
Cash at beginning of period	37,622	30,353	39,907

Cash at end of period	$14,624	$37,622	$30,353

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 – NATURE OF OPERATIONS

Resource America, Inc. (the “Company” or “RAI”) (Nasdaq: REXI) is a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities for outside investors in the commercial finance, real estate and financial fund management sectors. As a specialized asset manager, the Company seeks to develop investment vehicles for outside investors for which the Company manages the assets acquired pursuant to long-term management and operating arrangements.

In fiscal 2005 the Company sponsored Resource Capital Corp. (“ RCC”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). The Company, through its indirect wholly-owned subsidiary, Resource Capital Manager, Inc. (“RCM”), provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 1 – NATURE OF OPERATIONS – (Continued)

Atlas America Spin-off

In 2004, Atlas America, Inc. (“Atlas America”) (Nasdaq: ATLS), which was than a wholly-owned subsidiary of the Company, completed its initial public offering of 2.6 million shares (19.8%) of its common stock. The Company and Atlas America entered into various agreements in connection with that offering relating to the separation of the two companies discussed below. On June 30, 2005, the Company distributed its 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Each stockholder of the Company received 0.59367 shares of Atlas America for each share of Company common stock owned as of June 24, 2005, the record date. Although the distribution itself was tax-free to the Company’s stockholders, there may be some tax liability as a result of the deconsolidation arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. The Company anticipates that all or portions of any liability arising from this transaction may be reimbursed to the Company by Atlas America. The Company no longer consolidates Atlas America in its financial statements as of June 30, 2005, and the results of Atlas America’s operations have been reflected as discontinued operations in the consolidated statements of income (see Note 22).

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

The Company and Atlas America pay each other a fee for these services equal to their respective costs in providing them. The fee is payable monthly in arrears, 15 days after the close of the month. The Company and Atlas America also agreed to pay or reimburse each other for any out-of-pocket payments, costs and expenses associated with these services (see Note 18).

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007, 2006 AND 2005

On May 2, 2008, the Company’s principal financial officer concluded that the Company’s consolidated financial statements for the fiscal years ended September 30, 2007, 2006 and 2005 included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and the interim financial statements included in its Quarterly Reports on Form 10-Q for the quarters included within fiscal 2007 and 2006 and the quarter ended December 31, 2007 (collectively, the “Previously Issued Financial Statements”) should no longer be relied upon, and that the Previously Issued Financial Statements should be restated because of errors found in the financial statements of five limited partnerships (the “Trapeza Partnerships”), of which the Company owns $8.4 million or 8% of the limited partner interests and is a 50% owner of the general partner. The overall impact of the adjustments set forth below was a cumulative reduction of net income and retained earnings by approximately $3.2 million, net of tax as of December 31, 2007. The financial information of the Trapeza Partnerships is included in the Company’s financial statements in accordance with the application of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).

The Trapeza Partnerships were formed between July 2002 and December 2003 for the purpose of investing in the preference shares or equity, of collateralized debt obligation issuers whose collateralized debt obligations (“CDOs”) are secured by approximately $1.56 billion (by current fair value) of trust preferred securities of public and non-public banks and bank holding companies. While performing the audits of the financial statements of the Trapeza Partnerships for the year ended December 31, 2007, the independent auditors for the Trapeza Partnerships concluded that certain additional valuation procedures should have been applied to the privately issued trust preferred securities held by the CDO issuers based on the nature of the collateral and an evaluation of credit and market spread trends and that the unconsolidated equity interests held by certain of the partnerships should have been valued in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” instead of APB No. 18 (collectively, the “Adjustments”). The application of these procedures resulted in positive Adjustments of $1.4 million (the Company’s share) and negative Adjustments of $4.6 million, net of tax (the Company’s share) on an accumulative basis through September 30, 2007 and for the three months ended December 31, 2007, respectively. The Company will recognize the Adjustment impacting periods prior to September 30, 2004 by adjusting opening retained earnings for its fiscal year ended September 30, 2005 in the amount of $2.0 million, and thereafter will recognize these Adjustments in its consolidated statements of income on a quarterly basis.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007, 2006 AND 2005 – (Continued)

The following is a general discussion of the effects of the correction of these errors on net income:

•

The impact of these Adjustments on the Company’s net income for the fiscal year ended September 30, 2005 was an increase in net income of approximately $2.0 million. The net income reported in the Company’s Form 10-K for the fiscal year ended September 30, 2005 was $16.5 million, whereas the restated amount is approximately $18.5 million.

•

The impact on net income for the three months ended December 31, 2005 which includes $283,000 relating to the cumulative effect of the Company’s change in accounting principle related to these investments, was a reduction of net income by approximately $645,000. The net income as reported in the Company’s Form 10-Q for the quarterly period ended December 31, 2005 was $7.7 million whereas the restated amount is approximately $7.0 million.

•

The impact on net income for the three and six months ended March 31, 2006 was a reduction of net income by approximately $259,000 and $903,000, respectively. The net income as reported in the Company’s Form 10-Q for the three and six months ended March 31, 2006 was $5.1 million and $12.8 million, respectively, whereas the restated amounts are approximately $4.8 million and $11.9 million, respectively.

•

The impact on net income for the three and nine months ended June 30, 2006 was a reduction of net income by approximately $936,000 and $1.8 million, respectively. The net income as reported in the Company’s Form 10-Q for the three and nine months ended June 30, 2006 was $3.0 million and $15.8 million, respectively, whereas the restated amounts are approximately $2.1 million and $13.9 million, respectively.

•

The impact of these Adjustments on the Company’s net income for the fiscal year ended September 30, 2006 was a reduction of net income by approximately $1.9 million. The net income reported in the Company’s Form 10-K for the fiscal year ended September 2006 was $19.9 million, whereas the restated amount is approximately $18.0 million.

•

The impact on net income for the three months ended December 31, 2006 was an increase in net income of approximately $136,000. The net income as reported in the Company’s Form 10-Q for the three months ended December 31, 2006 was $4.4 million, whereas the restated amount is approximately $4.6 million.

•

The impact on net income for the three and six months ended March 31, 2007 was an increase in net income of approximately $457,000 and $593,000, respectively. The net income as reported in the Company’s Form 10-Q for the three and six months ended March 31, 2007 was $5.4 million and $9.8 million, respectively, whereas the restated amounts are approximately $5.8 million and $10.4 million, respectively.

•

The impact on net income for the three and nine months ended June 30, 2007 was a reduction of net income by approximately $266,000 for the three months ended June 30, 2007 and an increase in net income of approximately $327,000 for the nine months ended June 30, 2007. The net income as reported in the Company’s Form 10-Q for the three and nine months ended June 30, 2007 was $4.5 million and $14.3 million, respectively, whereas the restated amounts are approximately $4.2 million and $14.7 million, respectively.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

•

The impact of these Adjustments on the Company’s net income for the fiscal year ended September 30, 2007 was a reduction of net income by approximately $658,000. The net income reported in the Company’s Form 10-K for the fiscal year ended September 2007 was $4.4 million whereas the restated amount is approximately $3.7 million.

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated balance sheet for the fiscal year ended September 30, 2007:

	2007	Restatement Adjustments	2007
	(as filed)		(restated)
ASSETS
Cash	$14,624	$—	$14,624
Restricted cash	19,340		19,340
Receivables	21,255		21,255
Receivables from managed entities	20,177		20,177
Loans sold, not settled	152,706		152,706
Loans held for investment, net	285,928		285,928
Investments in commercial finance, net	243,391		243,391
Investments in real estate, net	49,041		49,041
Investment securities available-for-sale	51,777		51,777
Investments in unconsolidated entities	36,777	2,565	39,342
Property and equipment, net	12,286		12,286
Deferred income taxes	30,995	(1,118)	29,877
Goodwill	7,941		7,941
Intangible assets, net	4,774		4,774
Other assets	18,664		18,664

Total assets	$969,676	$1,447	$971,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$60,546	$—	$60,546
Payables to managed entities	1,163		1,163
Borrowings	706,372		706,372
Deferred income tax liabilities	11,124		11,124
Minority interests	6,571		6,571

Total liabilities	785,776	—	785,776

Commitments and contingencies	—	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 26,986,975shares issued (including unvested restricted stock of 199,708	268		268
Additional paid-in capital	264,747		264,747
Retained earnings	25,724	1,447	27,171
Treasury stock, at cost; 9,369,960 shares	(102,014)		(102,014)
ESOP loan receivable	(223)		(223)
Accumulated other comprehensive loss	(4,602)		(4,602)

Total stockholders’ equity	183,900	1,447	185,347

	$969,676	$1,447	$971,123

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated balance sheet for the fiscal year ended September 30, 2006:

	2006	Restatement Adjustments	2006
	(as filed)		(restated)
ASSETS
Cash	$37,622	$—	$37,622
Restricted cash	8,103		8,103
Receivables	2,312		2,312
Receivables from managed entities	8,795		8,795
Loans held for investment, net	69,314		69,314
Investments in commercial finance, net	108,850		108,850
Investments in real estate, net	50,104		50,104
Investment securities available-for-sale	64,857		64,857
Investments in unconsolidated entities	26,626	3,627	30,253
Property and equipment, net	9,525		9,525
Deferred income taxes	6,408	(1,522)	4,886
Intangible assets, net	95		95
Other assets	24,142		24,142

Total assets	$416,753	$2,105	$418,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$29,526	$—	$29,526
Payables to managed entities	1,579		1,579
Borrowings	172,238		172,238
Deferred income tax liabilities	10,746		10,746
Minority interests	9,602		9,602

Total liabilities	223,691	—	223,691

Commitments and contingencies	—	—	—

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 26,485,227 shares issued (including unvested restricted stock of 83,519)	264		264
Additional paid-in capital	259,882		259,882
Retained earnings	25,464	2,105	27,569
Treasury stock, at cost; 9,110,290 shares	(96,960)		(96,960)
ESOP loan receivable	(465)		(465)
Accumulated other comprehensive income	4,877		4,877

Total stockholders’ equity	193,062	2,105	195,167

	$416,753	$2,105	$418,858

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of income for the fiscal year ended September 30, 2007:

	2007	Restatement Adjustments	2007
	(as filed)		(restated)
REVENUES
Financial fund management	$64,151	$(1,062)	$63,089
Commercial finance	40,692		40,692
Real estate	22,987		22,987

	127,830	(1,062)	126,768
COSTS AND EXPENSES
Financial fund management	21,264		21,264
Commercial finance	19,681		19,681
Real estate	13,190		13,190
General and administrative	12,104		12,104
Depreciation and amortization	2,924		2,924

	69,163	—	69,163

OPERATING INCOME	58,667	(1,062)	57,605

OTHER (EXPENSE) INCOME
Interest expense	(33,566)		(33,566)
Minority interests	(2,142)		(2,142)
Other loss, net	(14,395)		(14,395)

	(50,103)	—	(50,103)

Income from continuing operations before income taxes	8,564	(1,062)	7,502
Provision for income taxes	2,764	(404)	2,360

Income from continuing operations	5,800	(658)	5,142
Loss from discontinued operations, net of tax	(1,446)		(1,446)

NET INCOME	$4,354	$(658)	$3,696

Basic earnings per common share:
Continuing operations	$0.33	$(0.04)	$0.29
Discontinued operations	(0.08)	—	(0.08)

Net income	$0.25	$(0.04)	$0.21

Weighted average shares outstanding	17,467	17,467	17,467

Diluted earnings per common share:
Continuing operations	$0.30	$(0.04)	$0.26
Discontinued operations	(0.07)	—	(0.07)

Net income	$0.23	$(0.04)	$0.19

Weighted average shares outstanding	19,085	19,085	19,085

Dividends declared per common share	$0.27	—	$0.27

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of income for the fiscal year ended September 30, 2006:

	2006	Restatement Adjustments	2006
	(as filed)		(restated)
REVENUES
Financial fund management	$31,308	$(2,851)	$28,457
Commercial finance	23,840		23,840
Real estate	23,076		23,076

	78,224	(2,851)	75,373
COSTS AND EXPENSES
Financial fund management	12,099		12,099
Commercial finance	14,443		14,443
Real estate	11,522		11,522
General and administrative	9,838		9,838
Depreciation and amortization	3,064		3,064

	50,966		50,966

OPERATING INCOME	27,258	(2,851)	24,407

OTHER EXPENSE
Interest expense	(10,119)		(10,119)
Minority interests	(1,775)		(1,775)
Other (loss), net	5,154		5,154

	(6,740)	—	(6,740)

Income from continuing operations before income taxes and cumulative effect of a change in accounting principle	20,518	(2,851)	17,667
Provision for income taxes	3,236	(1,237)	1,999

Income from continuing operations before cumulative effect of a change in accounting principle	17,282	(1,614)	15,668
Income from discontinued operations, net of tax	1,231		1,231
Cumulative effect of a change in accounting principle, net of tax	1,357	(283)	1,074

NET INCOME	$19,870	$(1,897)	$17,973

Basic earnings per common share:
Continuing operations	$0.98	$(0.09)	$0.89
Discontinued operations	0.07	—	0.07
Cumulative effect of accounting change	0.08	(0.02)	0.06

Net income	$1.13	$(0.11)	$1.02

Weighted average shares outstanding	17,627	17,627	17,627

Diluted earnings per common share:
Continuing operations	$0.90	$(0.08)	$0.82
Discontinued operations	0.07	—	0.07
Cumulative effect of accounting change	0.07	(0.02)	0.05

Net income	$1.04	$(0.10)	$0.94

Weighted average shares outstanding	19,121	19,121	19,121

Dividends declared per common share	$0.24		$0.24

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of income for the fiscal year ended September 30, 2005:

	2005	Restatement Adjustments	2005
	(as filed)		(restated)
REVENUES
Financial fund management	$15,944	$3,606	$19,550
Commercial finance	13,381		13,381
Real estate	17,791		17,791

	47,116	3,606	50,722
COSTS AND EXPENSES
Financial fund management	9,110		9,110
Commercial finance	8,884		8,884
Real estate	9,903		9,903
General and administrative	8,367		8,367
Depreciation and amortization	2,209		2,209

	38,473	—	38,473

OPERATING INCOME	8,643	3,606	12,249

OTHER INCOME
Interest expense	(2,811)		(2,811)
Minority interests	(1,403)		(1,403)
Other income, net	4,550		4,550

	336	—	336

Income from continuing operations before income taxes	8,979	3,606	12,585
Provision for income taxes	3,591	1,568	5,159

Income from continuing operations	5,388	2,038	7,426
Income from discontinued operations, net of tax	11,070		11,070

NET INCOME	$16,458	$2,038	$18,496

Basic earnings per common share:
Continuing operations	$0.30	$0.12	$0.42
Discontinued operations	0.63	—	0.63

Net income	$0.93	$0.12	$1.05

Weighted average shares outstanding	17,696	17,696	17,696

Diluted earnings per common share:
Continuing operations	$0.28	$0.10	$0.38
Discontinued operations	0.58	—	0.58

Net income	$0.86	$0.10	$0.96

Weighted average shares outstanding	19,204	19,204	19,204

Dividends declared per common share	$0.20		$0.20

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of cash flows for the fiscal year ended September 30, 2007:

	2007	Restatement Adjustments	2007
	(as filed)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,354	$(658)	$3,696
Adjustments to reconcile net income to net cash used in operating activities:
Impairment charge on CDO investments	12,580		12,580
Depreciation and amortization	3,699		3,699
Equity in earnings of unconsolidated entities	(15,022)	1,062	(13,960)
Minority interests	2,142		2,142
Distributions from unconsolidated entities	16,212		16,212
Loss (income) from discontinued operations	1,446		1,446
Losses on sales of loans	5,025		5,025
Gains on sales of investment securities available-for-sale	(3,533)		(3,533)
Gains on sales of assets	(3,974)		(3,974)
Deferred income tax (benefit) provision	(14,487)	(404)	(14,891)
Non-cash compensation on long-term incentive plans	2,695		2,695
Non-cash compensation issued	1,861		1,861
Non-cash compensation received	(1,404)		(1,404)
Increase in commercial finance investments	(67,210)		(67,210)
Changes in operating assets and liabilities	5,790		5,790

Net cash used in operating activities of continuing operations	$(49,826)	$—	$(49,826)

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of cash flows for the fiscal year ended September 30, 2006:

	2006	Restatement Adjustments	2006
	(as filed)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,870	$(1,897)	$17,973
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of a change in accounting principle, net of tax	(1,357)	283	(1,074)
Depreciation and amortization	3,180		3,180
Equity in earnings of unconsolidated entities	(8,747)	2,851	(5,896)
Minority interests	1,775		1,775
Distributions from unconsolidated entities	12,570		12,570
Loss (income) from discontinued operations	(1,231)		(1,231)
Gains on sales of investment securities available-for-sale	(668)		(668)
Gains on sales of assets	(7,715)		(7,715)
Deferred income tax (benefit) provision	(3,120)	(1,237)	(4,357)
Non-cash compensation on long-term incentive plans	1,739		1,739
Non-cash compensation issued	2,396		2,396
Non-cash compensation received	(1,844)		(1,844)
Increase in commercial finance investments	(68,376)		(68,376)
Changes in operating assets and liabilities	14,074		14,074

Net cash used in operating activities of continuing operations	$(37,454)	$—	$(37,454)

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED AND AS OF SEPTEMBER 30, 2007 2006 AND 2005 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated statement of cash flows for the fiscal year ended September 30, 2005:

	2005	Restatement Adjustments	2005
	(as filed)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,458	$2,038	$18,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,247		2,247
Equity in earnings of unconsolidated entities	(7,807)	(3,606)	(11,413)
Minority interests	1,403		1,403
Distributions from unconsolidated entities	13,899		13,899
Loss (income) from discontinued operations	(11,070)		(11,070)
Gains on sales of investment securities available-for-sale	(1,544)		(1,544)
Gains on sales of assets	(7,781)		(7,781)
Deferred income tax (benefit) provision	3,591	1,568	5,159
Non-cash compensation on long-term incentive plans	1,251		1,251
Non-cash compensation received	(1,839)		(1,839)
Increase in commercial finance investments	(17,886)		(17,886)
Changes in operating assets and liabilities	(12,393)		(12,393)

Net cash used in operating activities of continuing operations	$(21,471)	$—	$(21,471)

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp (“LEAF”) in which the senior executives of LEAF hold a 14.9% interest (see Notes 5, 7 and 17).

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

In certain CDO transactions sponsored by the Company, the Company provides credit support in the form of a first loss guarantee to the warehouse lender, which is typically an investment banking firm that provides the warehouse facility to a CDO issuer while the CDO issuer accumulates assets. If the warehouse lender has to dispose of the assets it holds at a loss, the Company will reimburse the lender for its losses up to a specified amount. Generally, the first loss amount ranges from 3% to 6% of the total assets accumulated in the warehouse facility during the accumulation phase. The Company is often required to deposit an amount into an account held by the warehouse lender as assets are being accumulated. The Company reflects these amounts as restricted cash on its consolidated balance sheet. In these cases, the Company has generally determined the CDO issuer is a VIE, the first loss guarantee is a variable interest and that the Company is the primary beneficiary and required to consolidate the CDO issuer’s assets and liabilities which generally consist of leveraged and commercial loans and a warehouse debt facility. As of September 30, 2007, the Company consolidated three CDO issuers (Apidos VI, Apidos VII and Resource Europe II) under this type of arrangement.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation – (Continued)

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

All inter-company transactions and balances have been eliminated.

Investments in Unconsolidated Entities (Restated)

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

Historically, the Company has presented its equity earnings and losses of the Trapeza entities on a one-quarter delay as permitted under Generally Accepted Accounting Principles in the United States (“GAAP”). Improvements in the timeliness and availability of financial data from the Trapeza entities have allowed the Company to report its share in those earnings on a current basis as of October 1, 2005. As a result of this change, the Company’s equity in earnings of the Trapeza entities of $1.1 million, net of tax of $810,000 for the three months ended September 30, 2005 has been reported as a cumulative change in accounting principle as of October 1, 2005.

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

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Restricted Cash

At September 30, 2007 and 2006, the Company held $19.3 million and $8.1 million, respectively, of cash in escrow accounts in conjunction with certain financing arrangements (see Notes 13 and 20).

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

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

In connection with the formation of RCC in March 2005, the Company received restricted shares and options to purchase common shares of RCC. The Company accounts for the RCC restricted stock and stock options it has received in accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” The terms of the stock award agreement provide that the deferred compensation be amortized over a three-year graded vesting period. The unvested stock and options are adjusted quarterly to reflect changes in the market value of RCC as performance under the agreement is completed.

Furthermore, the Company receives an acquisition fee of 1% of the carrying value of the commercial finance assets it sells to RCC.

In fiscal 2007, 2006 and 2005, the management incentive and acquisition fees that the Company received from RCC were $9.0 million, $8.2 million and $3.9 million, respectively, or 7%, 11% and 8%, respectively, of its consolidated revenues as restated. These fees have been reported as revenues by each of the Company’s operating segments.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income – Financial Fund Management Fees

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

The Company recorded gains or losses on the sales of leases and notes to Merrill Lynch based on the present value of the estimated cash flows that it retained over the estimated outstanding period of the receivables. This excess cash flow essentially represented an “interest-only” (“I/O”) strip, consisting of the present value of the finance charges and late fees in excess of the amounts paid for debt service, credit losses, and service fees. During fiscal 2006 and 2005, the Company recognized gains of $28,000 and $313,000, net of tax, respectively related to the I/O strip. On September 26, 2006, the Company terminated this program with Merrill Lynch.

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

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Year Ended September 30, 2005
(restated)
Net income	$18,496
Stock-based employee compensation determined under the fair value-based method, net of tax	(3,190)

Pro forma net income	$15,306

Basic earnings per share:
As reported	$1.05
Pro forma	$0.86
Diluted earnings per share:
As reported	$0.96
Pro forma	$0.80

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans – Loans Held for Investment and Loans Sold, Not Settled – (Continued)

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans – Allowance for Loan Losses – (Continued)

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Commercial Finance – (Continued)

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

Allowance for Possible Lease and Note and Merchant Future Receivable Losses

The Company evaluates the adequacy of the allowance for possible losses of lease and notes and merchant future receivables on a quarterly basis based upon, among other factors, management’s experience of portfolio default rates and subsequent collectability. The Company anticipates that merchant future receivables to be collected within a one year period.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities Available-for-Sale – (Continued)

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an asset’s estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge may be required to reduce the carrying amount for that asset to its estimated fair value.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Accounting for Income Taxes

The Company provides for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized (see Note 16).

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards – (Continued)

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008). The Company is currently evaluating the expected effect, if any, SFAS 159 will have on its consolidated financial statements.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards – (Continued)

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

On July 13, 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of SFAS 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new accounting standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 (for the Company, its fiscal year beginning October 1, 2007) with early adoption permitted if no interim financial statements have been issued. The Company did not elect to early adopt FIN 48 and will implement it in the Company’s fiscal quarter ending December 31, 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its financial position, results of operations or cash flows.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years Ended September 30,
	2007	2006	2005
Cash paid during the years for:
Interest	$18,929	$12,294	$2,952
Income taxes	$3,251	$6,106	$10,836
Non-cash activities include the following:
Conversion of notes (see Note 4):
Increase in minority interest	$—	$240	$—
Net reduction of equity	$—	$205	$—
Transfer of loans held for investment (see Note 5):
Reduction of loans held for investment	$418,801	$541,060	$—
Termination of associated warehouse credit facilities	$418,284	$538,557	$—
Activity on secured warehouse facilities related to loans held for investment:
Purchase of loans	$1,085,863	$546,303	$103,771
Borrowings to fund purchases	$788,527	$510,434	$97,550
Proceeds from sale of loans	$280,970	$24,812	$1,501
Principal payments on loans	$60,896	$8,805	$4,520
Use of funds held in escrow for purchases of loans	$3,000	$—	$—
(Losses) gains on sale of loans	$(5,025)	$28	$—
Sales of loans not settled	$152,706	$—	$—
Distribution of shares of Atlas America to shareholders	$—	$—	$91,379
Real estate received in exchange for notes upon foreclosure on loans	$—	$—	$11,011
Receipt of notes upon resolution of real estate investments and a FIN 46-R asset	$—	$5,135	$2,240
Distribution of RCC stock-based awards	$—	$5,621	$—
Acquisition of leasing division of Pacific Capital Bank (see Note 6):
Commercial finance assets acquired	$67,816	$—	$—
Purchase of intangible assets	$4,810	$—	$—
Goodwill acquired	$7,941	$—	$—
Debt incurred for acquisition	$59,800	$—	$—

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 5 – EARNINGS (LOSS) PER SHARE

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

The following table presents a reconciliation of the components used in the computation of Basic EPS and Diluted EPS (in thousands):

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Earnings – Basic
Continuing operations	$5,142	$15,668	$7,426
Discontinued operations	(1,446)	1,231	11,070
Cumulative effect of accounting change (1)	—	1,074	—

Net income	$3,696	$17,973	$18,496

Earnings – Diluted
Continuing operations	$5,142	$15,668	$7,426
Minority interest from the assumed conversion of notes (2)	—	(35)	(29)

Income from continuing operations, as adjusted	5,142	15,633	7,397
Discontinued operations	(1,446)	1,231	11,070
Cumulative effect of accounting change (1)	—	1,074	—

Net income	$3,696	$17,938	$18,467

Shares (3)
Basic shares outstanding	17,467	17,627	17,696
Dilutive effect of stock option and award plans	1,618	1,494	1,508

Dilutive shares outstanding	19,085	19,121	19,204

(1)	The Company recorded a cumulative adjustment for the elimination of the one-quarter delay in reporting its equity in earnings of the Trapeza entities (see Note 3).
(2)	The Company had outstanding convertible notes payable in the amount of $11,500 to two executive officers of LEAF. These notes were converted (at the election of the executives) into 11.5% of LEAF’s common stock on February 1, 2006. The Diluted EPS computation reflects the assumed conversion of the notes as of the beginning of the periods presented through the conversion date and the related minority interest expense, net of tax, as a reduction of income from continuing operations.
(3)	As of September 30, 2007, options to purchase 527,250 shares were outstanding but were excluded from the computation of Diluted EPS, as their effect would have been antidilutive. The exercise prices on those options ranged from $16.66 to $27.84. As of September 30, 2006, there were 30,000 antidilutive options with an exercise price of $21.09. As of September 30, 2005, all outstanding options were dilutive.

NOTE 6 – LOANS HELD FOR INVESTMENT AND LOANS SOLD, NOT SETTLED

In connection with the substantial volatility and reduction in liquidity in global credit markets that commenced in July 2007, the Company decided to decrease its exposure to corporate bank loans principally in Europe, and to a lesser extent the United States (see Note 19). As a result, the Company entered into trades, not all of which had settled as of September 30, 2007, to sell certain bank loans. These trades will generate gross proceeds totaling $152.7 million, and resulted in a realized loss for fiscal 2007 of $2.4 million, which was recorded in the consolidated statements of income. All proceeds from these trades will be used to repay related warehouse debt upon settlement of each transaction, which is expected to take place in fiscal 2008 (see Note 13). In addition, the Company traded other bank loan positions during the fourth fiscal quarter of 2007 which had settled as of September 30, 2007, resulting in an additional realized loss of $2.6 million.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 6 – LOANS HELD FOR INVESTMENT AND LOANS SOLD, NOT SETTLED – (Continued)

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

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	September 30,
	2007	2006
Direct financing leases, net	$44,100	$32,275
Notes receivable	192,262	74,864
Assets subject to operating leases, net of accumulated depreciation of $7 and $46	250	1,711
Merchant future receivables, net	6,779	—

Investments in commercial finance, net	$243,391	$108,850

The interest rates on notes receivable generally range from 7% to 15%.

The components of direct financing leases are as follows (in thousands):

	September 30,
	2007	2006
Total future minimum lease payments receivables	$50,196	$37,398
Initial direct costs, net of amortization	658	598
Unguaranteed residuals	442	362
Unearned income	(7,196)	(6,083)

Investments in direct financing leases, net	$44,100	$32,275

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE – (Continued)

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

	Direct Financing Leases	Notes Receivable	Operating Leases (1)
2008	$14,444	$82,506	$75
2009	12,982	35,647	74
2010	10,678	26,885	64
2011	7,338	17,885	26
2012	3,236	8,240	—
Thereafter	1,518	21,099	—

	$50,196	$192,262	$239

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

Merchant future receivables, net of allowance for losses, are as follows as of September 30, 2007 (in thousands):

Merchant future receivables	$6,899
Allowance for losses	(120)

Merchant future receivables, net	$6,779

The following table summarizes the activity in the allowance for losses for fiscal 2007 (in thousands):

Balance, October 1, 2006	$—
Provision	229
Write-offs	(109)

Balance, September 30, 2007	$120

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE – (Continued)

Acquisition of Leasing Division of Pacific Capital Bank – (Continued)

In conjunction with the PCB acquisition, LEAF’s investment partnerships were assigned and subsequently acquired $201.7 million of the PCB’s leases and notes. The total purchase price for PCB of $282.2 million has been allocated based on the estimated fair value of the assets and liabilities acquired at the date of the acquisition. Management is in the process of evaluating the deferred income tax consequences of the acquisition (see Note 12).

LEAF funded its portion of the acquisition with $59.8 million of borrowings under a $100.0 million short-term revolving credit facility (see Note 13) and $20.7 million in cash. The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 8 – INVESTMENTS IN REAL ESTATE – (Continued)

The following table summarizes the activity in the allowance for losses on real estate loans (in thousands):

	Years Ended September 30,
	2007	2006	2005
Balance, beginning of year	$770	$770	$770
Provision	—	—	—
Write-offs	(141)	—	—

Balance, end of year	$629	$770	$770

NOTE 9 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following is a summary of the Company’s investment securities available-for-sale (in thousands):

	September 30,
	2007	2006
RCC stock, including unrealized losses of $7,344 and net unrealized gains of $879	$22,099	$29,588
TBBK stock, including net unrealized gains of $1,010 and $5,696	2,184	9,132
CDO securities, including net unrealized losses of $7,543 and $1,471	27,494	26,137

Total investment securities available-for-sale	$51,777	$64,857

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

SEPTEMBER 30, 2007

NOTE 9 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

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

Realized Losses

The global credit markets have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the subprime sector. Consequently, in the fourth quarter of fiscal 2007, the Company recorded a $12.6 million charge for the other–than-temporary impairment of certain of its investments in CDOs, primarily those with investments in real estate ABS, including RMBS and CMBS, and trust preferred securities of a subprime lender and a subprime investor. There were no impairment charges in fiscal 2006 or 2005 (see Note 19).

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements. The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages) (see Note 2):

	September 30,		Range of Combined Partnership Interests
	2007	2006
	(restated)	(restated)
Trapeza entities	$18,755	$18,634	13% to 50%
Financial fund management partnerships	7,185	5,772	5% to 10%
Real estate investment partnerships	7,926	3,927	5% to 10%
Commercial finance investment partnerships	2,109	1,353	1% to 5%
TIC property interests (1)	3,367	567	N/A

Total investments in unconsolidated entities	$39,342	$30,253

(1)	The Company held an interest in one TIC property at September 30, 2007 and another TIC property at September 30, 2006.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED ENTITIES – (Continued)

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

	Years Ended September 30,
	2007	2006	2005
Trapeza Capital Management, LLC
Management fees	$13,160	$6,810	$5,432
Operating expenses	(2,876)	(1,746)	(1,151)
Other expenses	(29)	(170)	(356)

Net income	$10,255	$4,894	$3,925

	Years Ended September 30,
	2007	2006	2005
Trapeza Management Group, LLC
Management fees	$2,717	$2,724	$2,342
Operating expenses	(213)	(255)	(243)
Other expenses	(28)	(69)	909

Net income	$2,476	$2,400	$3,008

NOTE 11 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Lives	September 30,
		2007	2006
Leasehold improvements	1-15 years	$4,420	$2,894
Real estate assets – FIN 46-R	40 years	3,900	3,900
Furniture and equipment	3-10 years	9,438	6,262

		17,758	13,056
Accumulated depreciation and amortization		(5,472)	(3,531)

Property and equipment, net		$12,286	$9,525

NOTE 12 – INTANGIBLE ASSETS

The components of intangible assets as of September 30, 2007 and 2006 were (in thousands):

	Estimated Useful Lives	September 30,
		2007	2006
Customer lists	10 years	$4,760	$—
Other intangibles	7 years	332	332

		5,092	332
Accumulated amortization		(318)	(237)

Intangible assets, net		$4,774	$95

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 12 – INTANGIBLE ASSETS – (Continued)

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

NOTE 13 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of September 30,
	2007		2006
	Amount of Facility	Balance	Balance
	(in millions)	(in thousands)	(in thousands)
Financial fund management – Secured warehouse credit facilities consolidated under FIN 46-R	$300.0	$50,626	$—
	570.9	223,549	—
	400.0	165,364	2,900
	—	—	66,397

	$1,270.9	439,539	69,297

Commercial finance – Secured revolving credit facilities	$100.0	—	—
	150.0	83,900	86,400
	250.0	137,637	—

	$500.0	221,537	86,400

Corporate – Secured revolving credit facilities	$75.0	29,600	—
	14.0	—	—

	$89.0	29,600	—

Other debt		15,696	16,541

Total borrowings outstanding		$706,372	$172,238

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 13 – BORROWINGS – (Continued)

Financial fund management – Secured warehouse credit facilities

The Company is a party to various warehouse credit agreements for facilities which provide funding for the purchase of bank loans in the U.S. and Europe. Borrowings under these facilities are consolidated by the Company in accordance with FIN 46-R while the assets accumulate prior to the completion of the CDO. Upon the closing of the CDO, the facility is terminated and the interest is paid. The following financial fund management facilities were in place at September 30, 2007:

•

In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley Bank (“Morgan Stanley”) and expires on January 16, 2008. The associated CDO is anticipated to close in fiscal 2008. The interest rate is LIBOR plus 75 basis points. The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 20). Average borrowings in fiscal 2007 were $3.0 million at an average interest rate of 6.1%.

•

In January 2007, a EUR 400.0 million facility (approximately $570.9 million at September 30, 2007) was opened with Morgan Stanley. The facility expires on January 11, 2008. The associated CDO is anticipated to close in fiscal 2008. The interest rate is European LIBOR plus 75 basis points. The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 20). Average borrowings in fiscal 2007 were $108.0 million at an average interest rate of 5.0%.

•

In August 2006, a $400.0 million facility was opened with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”). The associated CDO is scheduled to close in December 2007. The interest rate is LIBOR plus 62.5 basis points. The facility provides for a guarantee by the Company as well as an escrow deposit (see Note 20). Average borrowings in fiscal 2007 were $138.5 million at an average interest rate of 6.0%. Average borrowings in fiscal 2006 were $134,000 at an average interest rate of 6.0%.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 13 – BORROWINGS – (Continued)

Commercial finance – Secured revolving credit facilities

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

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009. Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate. In September 2007, LEAF entered into an interest rate swap agreement in the amount of $75.0 million for this facility in order to mitigate fluctuations in LIBOR (see Note 15). The swap agreement terminates in September 2009. The underlying equipment being leased or financed collateralizes the borrowings. Weighted average borrowings in fiscal 2007 were $83.7 million at an effective interest rate of 7.5%.

In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC. As part of the agreement, LEAF reimbursed RCC $125,000 for the commitment fees it had paid and assumed a liability for an additional $725,000 of commitment fees and other costs. The facility is non-recourse to the Company and expires in October 2009. The underlying equipment being leased or financed collateralizes the borrowings. Interest is charged at one of two rates based on the utilization of the facility: (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million. Interest and principal payments are due monthly. The Company utilizes interest rate swap agreements to mitigate fluctuations in LIBOR (see Note 15). The swap agreements terminate at various dates ranging from November 2011 to November 2020. Weighted average borrowings in fiscal 2007 were $81.1 million at an effective interest rate of 6.0%.

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

NOTE 13 – BORROWINGS – (Continued)

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

Other debt – Real estate-mortgage loan

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia. The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220. The principal balance as of September 30, 2007 and 2006 was $12.4 million and $12.5 million, respectively

Other debt – Real estate-FIN 46-R mortgage loan

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

Other debt – Notes

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

NOTE 13 – BORROWINGS – (Continued)

Other debt – Notes – (Continued)

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

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending September 30 and thereafter are as follows (in thousands):

2008	$149,146	(1)
2009	33,383
2010	71,331
2011	12,290
2012	207
Thereafter	476

	$266,833

(1)	Excludes $439.5 million related to borrowings under financial fund management secured warehouse credit facilities that are anticipated to be transferred to the CDO issuers upon the closing of the associated CDOs and will not have to be repaid by the Company (see Note 20).

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

NOTE 14 – COMPREHENSIVE INCOME (LOSS)

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

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Net income	$3,696	$17,973	$18,496
Other comprehensive income (loss):
Unrealized (losses) gains on investment securities available-for-sale, net of tax of $(11,908), $2,003 and $1,368	(14,027)	3,225	2,001
Less: reclassification for losses (gains) realized in net income, net of tax of $4,431, $255 and $618	4,612	(400)	(927)

	(9,415)	2,825	1,074

Minimum pension liability adjustment, net of tax of $(245), $0 and $0	(256)	—	—
Unrealized gains (losses) on hedging contracts, net of tax of $(703), $0 and $122	(732)	—	227
Add: reclassification for losses realized in net income, net of tax of $0, $0 and $248	—	—	461
Foreign currency translation gain	924	—	—

Comprehensive income (loss)	$(5,783)	$20,798	$20,258

The Company had no cash flow hedge activity in fiscal 2006.

NOTE 15 – DERIVATIVES

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 16 – INCOME TAXES

The following table details the components of the Company's income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Provision (benefit) for income taxes:
Current:
Federal	$10,947	$5,238	$—
State	6,304	1,118	—
Deferred	(14,891)	(4,357)	5,159

Income tax provision	$2,360	$1,999	$5,159

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	5	5	8
Valuation allowance for deferred tax assets	(14)	(22)	(4)
Non-deductible compensation	5	1	1
Stock option expense	6	1	—
Deferred tax asset for net operating losses	(4)	(6)	—
Other items	(2)	(3)	1

	31%	11%	41%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

The components of the net deferred tax asset (liability) are as follows (in thousands):

	September 30,
	2007	2006
	(restated)	(restated)
Deferred tax assets related to:
Provision for possible losses	$13,215	$191
Foreign, state and local loss carryforwards	8,985	6,171
Employee stock options	3,920	—
Unrealized loss on investments	4,192	—

Gross deferred tax assets	30,312	6,362
Less: valuation allowance	(435)	(1,476)

Total deferred tax assets	29,877	4,886

Deferred tax liabilities related to:
Investments in partnership interests	(9,787)	(3,035)
Accrued expenses	(609)	(2,282)
Property and equipment basis differences	(552)	(828)
Investments in real estate assets	(176)	(1,485)
Unrealized gain on investments	—	(3,116)

Total deferred tax liabilities	(11,124)	(10,746)

Net deferred tax asset (liability)	$18,753	$(5,860)

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 16 – INCOME TAXES – (Continued)

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

At September 30, 2007, the Company had foreign, state and local net operating tax loss carryforward (“NOL”) benefits of approximately $8.9 million that will expire between 2008 and 2031. The Company believes it will be able to utilize $1.1 million of its NOL benefits prior to their expiration, and accordingly, reversed the previously recorded valuation allowance associated with those deferred tax assets. Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize. Furthermore, its estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities in certain U.S. states in which the Company has significant business operations, such as Pennsylvania and New York. The IRS is currently examining the Company's 2005 tax year. The Company anticipates that the 2005 examination will be concluded in fiscal 2008 and has recorded a liability and corresponding deferred tax asset for what the Company's believes to be the proposed examination adjustments based upon the results from its 2004 IRS examination, including a $920,000 charge to discontinued operations for estimated interest expense (see Note 22). In July 2007, the Company settled its 2004 IRS examination and paid a tax assessment and interest relating to disallowed bad debt deductions taken in the 2004 tax year. The Company has filed a Federal Form 1139 - Corporation Application for Tentative Refund for the 2004 and 2005 tax years recovering 95% of the 2004 tax assessment plus approximately $220,000 of interest as certain of the loans were resolved for significant tax losses within the 2006 tax year.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 17 – BENEFIT PLANS

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

NOTE 17 – BENEFIT PLANS – (Continued)

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

Aggregate information regarding the Company’s employee stock options as of September 30, 2007 are as follows:

Stock Options Outstanding	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance – beginning of year	3,641,096	$7.77
Granted	57,500	$25.33
Exercised	(363,835)	$3.36
Forfeited	(18,000)	$19.86

Balance – end of year	3,316,761	$8.49	$4.78	$25,348,000

Exercisable, at end of year	3,018,891	$7.55

Available for grant	1,098,019 (1)

(1)	Adjusted for (a) an increase of 1,000,000 shares authorized by shareholders at the 2007 Annual Meeting; and (b) reduced for other equity awards shares that have been granted under the 2005 Plan.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 17 – BENEFIT PLANS – (Continued)

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 17 – BENEFIT PLANS – (Continued)

Aggregate information regarding the Company’s two non-employee director plans at September 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Units outstanding – October 1, 2006	140,684	$6.14
Granted	4,816	$23.34
Shares issued upon termination	—	$—
Forfeited	—	$—

Units outstanding – September 30, 2007	145,500	$6.71

Vested units	138,240	$6.16

Units available for grant	111,026

The following table summarizes the activity for non-vested director units during fiscal 2007:

Nonvested Director Units	Shares	Weighted Average Grant Date Fair Value
Outstanding – October 1, 2006	5,495	$18.01
Granted	4,816	$23.33
Vested	(3,051)	$21.12
Forfeited	—	$—

Outstanding – September 30, 2007	7,260	$21.06

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 17 – BENEFIT PLANS – (Continued)

Supplemental Employment Retirement Plan. Under the SERP of Edward E. Cohen (“E. Cohen”), the Company pays an annual benefit of 75% of his average income. The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company’s Chief Executive Officer to become chief executive officer and president of Atlas America), whichever is longer. E. Cohen continues to serve as the Company’s Chairman of the Board. As a result of the adoption of SAB 108 (see Note 3), the Company increased the pension liability and decreased retained earnings as of October 1, 2006 by $129,000.

The components of net period benefit cost for the SERP were as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
Interest cost	$518	$535	$582
Expected return on plan assets	(210)	(151)	(124)
Amortization of net loss	—	—	37

Net cost	$308	$384	$495

The reconciliation of the beginning and ending balances in benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability is as follows (in thousands):

	September 30,
	2007	2006
Projected benefit obligation, beginning of year	$6,895	$7,112
Interest cost	518	535
Actuarial loss	74	86
Benefit payments	(838)	(838)

Projected benefit obligation, end of year	$6,649	$6,895

Fair value of plan assets, beginning of year	$3,501	$2,511
Actual return (loss) on plan assets	(347)	990

Fair value of plan assets, end of year	$3,154	$3,501

Unfunded status	$(3,495)	$(3,394)
Unrecognized net actuarial (gain) loss	501	(129)

Net accrued cost	$(2,994)	$(3,523)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(3,495)	$(3,523)
Accumulated other comprehensive loss	256	—
Deferred income tax asset	245	—

Net amount recognized	$(2,994)	$(3,523)

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

SEPTEMBER 30, 2007

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. The following table details the receivables and payables with these related parties (in thousands):

	September 30,
	2007	2006
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$9,229	$3,938
Financial fund management entities	5,341	2,064
Real estate investment partnerships and TIC property interests, net	3,439	952
RCC	2,034	1,409
Other	134	432

Receivables from managed entities and related parties, net	$20,177	$8,795

Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$1,163	$1,325
Other	—	254

Payables to managed entities and related parties	$1,163	$1,579

The Company receives fees, dividends and reimbursed expenses from several related/managed entities. In addition, the Company reimburses another related entity for certain operating expenses. The following table details those activities (in thousands):

	Years Ended September 30,
	2007	2006	2005
	(restated)	(restated)	(restated)
Financial Fund Management – fees from managed entities (1)	$13,314	$8,803	$6,106
Real Estate – fees from investment partnerships and TIC property interests	9,216	11,452	3,554
Commercial finance – fees from investment partnerships	17,048	5,816	2,871
RCC:
Management, incentive and servicing fees	8,963	8,203	3,925
Reimbursement of expenses from RCC	1,938	718	631
Dividends received	3,173	2,722	213
Atlas America – reimbursement of net costs and expenses	1,114	1,303	1,015
Anthem Securities:
Payment of operating expenses	(826)	(1,166)	(270)
Reimbursement of costs and expenses	688	2,906	653
1845 Walnut Associates Ltd. – payment of rent and operating expenses	(492)	(450)	(420)
9 Henmar LLC – payment of broker/consulting fees	(455)	(479)	(438)
Ledgewood P.C. – payment of legal services	(521)	(472)	(1,012)

(1)	Excludes the non-cash incentive fee on the unrealized appreciation (depreciation) in the book value of Trapeza partnership securities totaling ($1.6 million), ($1.8 million) and $2.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

Relationship with RCC. In March 2005, the Company entered into a Management Agreement pursuant to which it will provide certain services, including investment management and certain administrative services to RCC (see Note 3).

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

Relationship with Certain Directors, Officers, Employees and Other Related Parties. Resource Financial Institution Group, Inc., a wholly-owned subsidiary of the Company, serves as the general partner of four partnerships that invest in regional domestic banks. The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates. Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest. The total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Jonathan Z. Cohen (“J. Cohen”—the president and CEO of the Company and a director), Betsy Z. Cohen (“B. Cohen”—mother of J. Cohen and wife of E. Cohen (Chairman of the Board and father of J. Cohen and husband of B. Cohen), are entitled to receive 10%, 5% and 2.5%, respectively. The remaining 31% is entitled to be received by seven individuals, five of whom are employees of the Company. No distributions have been made.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

Relationship with Retirement Trusts. The Company has established two trusts to fund the SERP for E. Cohen. The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK with a market value of $1.8 million at September 30, 2007. This trust and its assets are not included in the Company’s consolidated balance sheets. However, its assets are considered in determining the amount of the Company’s liability under the SERP. The 2000 Trust, a “Rabbi Trust,” holds 123,719 shares of common stock of TBBK carried at market value which was $2.3 million at September 30, 2007 and a loan to a limited partnership in which E. Cohen and Daniel G. Cohen (“D. Cohen”) (son of E Cohen and B. Cohen, and the brother of J. Cohen) own the beneficial interests. This loan was acquired for its outstanding balance of $720,000 by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president. The loan balance as of September 30, 2007 was $297,000. In addition, the 2000 Trust invested $1.0 million in Financial Securities Fund, an investment partnership which is managed by a corporation of which D. Cohen is the principal shareholder and a director. During fiscal 2007, the partnership liquidated and the Company has received all of its initial investment together with accumulated income. The carrying value of the assets in the 2000 Trust was approximately $4.3 million and $5.6 million at September 30, 2007 and 2006, respectively. These assets are included in other assets in the Company’s consolidated balance sheets. The Company’s liability under the SERP has not been reduced by the value of those assets (see Notes 9 and 17).

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

SEPTEMBER 30, 2007

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 19 – OTHER (LOSS) INCOME, NET

The following table details the Company’s other (loss) income, net (in thousands):

	Years Ended September 30,
	2007	2006		2005
Other expenses (1):
Impairment charge on CDO investments	$(12,580)	$—		$—
Loss on sale of loans	(5,025)	—		—
Write-off of European real estate investment fund costs	(4,775)	—		—

	(22,380)	—		—

Other income:
Gain on sale of TBBK shares	3,533	668		—
RCC dividend income	3,173	2,722		213
Litigation settlements	—	1,188	(2)	1,400	(3)
Gain on sale of RAIT shares	—	—		1,544
Interest income	761	534		871
Other income, net	518	42		522

	7,985	5,154		4,550

Other (loss) income, net	$(14,395)	$5,154		$4,550

(1)	In connection with the substantial volatility and reduction in liquidity in global credit markets which commenced in July 2007, the Company in the fourth quarter of fiscal 2007 recorded:
•

a $12.6 million charge reflecting the other–than-temporary impairment of certain of the Company’s investments in CDOs, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a subprime lender and a subprime investor;

•	a loss of $5.0 million from the sale of corporate loans held for investment, principally in Europe. The sales reduced the Company’s exposure to corporate bank loans; and
•	a $4.8 million write-off of costs that were to be reimbursed by a European real estate investment fund the Company was sponsoring and which was not closed due to market conditions.
(2)	In fiscal 2002, the Company had charged operations $1.0 million for the amount of its maximum exposure relating to the settlement of a lawsuit. One of the Company’s insurance carriers refused to participate in the settlement. The Company thereafter filed an action seeking recovery on its policy with that carrier. In the second quarter of fiscal 2006, the Company prevailed in its action against the carrier, received a $200,000 cost reimbursement and accordingly, reversed the $1.0 million accrual.
(3)	The Company settled an action filed in the U.S. District Court for the District of Oregon by the former chairman of TRM Corporation and his children. The Company’s Chairman and a former director and officer also had been named as defendants. The plaintiffs' claims were for breach of contract and fraud. The Company recorded a charge of $1.2 million, including related legal fees, in fiscal 2003. The Company subsequently filed an action against one of its directors’ and officers’ liability insurance carriers in connection with this settlement and recovered $1.4 million in fiscal 2005.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

The July 2007 warehouse agreement with Morgan Stanley provides for a guarantee by the Company of potential losses on a portfolio of bank loans. The guarantee at September 30, 2007 was $6.0 million. This guarantee, secured by a $3.0 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008 (see Note 13). In November 2007, the Company was required to fund an additional $3.0 million escrow deposit.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 20 – COMMITMENTS AND CONTINGENCIES – (Continued)

The January 2007 warehouse agreement with Morgan Stanley provides for a guarantee by the Company of potential losses on a portfolio of bank loans. The guarantee at September 30, 2007 was $11.6 million. This guarantee, secured by a $4.3 million escrow deposit, expires upon the closing of the associated CDO which is anticipated in fiscal 2008 (see Note 13). In October 2007, the Company was required to fund an additional $4.3 million escrow deposit.

The August 2006 warehouse agreement with Credit Suisse provides for a guarantee by the Company of potential losses on a portfolio of bank loans. The guarantee at September 30, 2007 was $9.2 million. This guarantee, secured by a $5.0 million escrow deposit, expires upon the closing of the associated CDO (see Note 13). On November 20, 2007, Apidos VI CLO priced and is expected to close on December 19, 2007. The Company is providing the equity of $21.3 million for this investment. The Company anticipates that it will syndicate all or a portion of this investment. Upon closing the CDO, the Company’s guarantee will terminate and its escrow deposit will be returned.

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

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The fair value of certain financial instruments is as follows (in thousands):

	September 30, 2007		September 30, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Loans held for investment	$285,928	$272,613	$69,314	$69,532

Borrowings (1)
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

NOTE 22 – DISCONTINUED OPERATIONS

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

	Years Ended September 30,
	2006	2005
Income from discontinued operations before taxes	$—	$31,451
Loss on disposal	(73)	(2,652)
Benefit (provision) for income taxes	26	(12,322)

(Loss) income from discontinued operations, net of tax	$(47)	$16,477

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 22 – DISCONTINUED OPERATIONS – (Continued)

Other. The Company has two other discontinued entities which reported combined income (loss) from discontinued operations as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
Income from discontinued operations before taxes	$—	$—	$40
Gain (loss) on disposal	200	120	(336)
(Provision) benefit for income taxes	(70)	(42)	104

Income (loss) from discontinued operations, net of tax	$130	$78	$(192)

Total. Summarized discontinued operating results of all entities are as follows (in thousands):

	Years Ended September 30,
	2007	2006	2005
(Loss) income from discontinued operations before taxes	$(2,095)	$2,674	$32,797
Loss on disposal	(129)	(836)	(12,384)
Benefit (provision) for income taxes	778	(607)	(9,343)

(Loss) income from discontinued operations, net of tax	$(1,446)	$1,231	$11,070

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 23 – OPERATING SEGMENTS

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

	Financial fund management	Commercial finance	Real estate	All other (1)	Total
	(restated)				(restated)
Year Ended September 30, 2007
Revenues from external customers	$49,284	$40,716	$22,808	$—	$112,808
Equity in earnings (losses) of unconsolidated entities	13,805	(24)	179	—	13,960

Total revenues	63,089	40,692	22,987	—	126,768
Segment operating expenses	(21,264)	(19,681)	(13,190)	—	(54,135)
Depreciation and amortization	(103)	(1,243)	(692)	(886)	(2,924)
Interest expense	(19,485)	(11,796)	(1,040)	(1,245)	(33,566)
Other expense, net (2)	(18,652)	(180)	166	(7,833)	(26,499)
Minority interests	(1,612)	(530)	—	—	(2,142)

Income (loss) before intercompany interest expense and income taxes	1,973	7,262	8,231	(9,964)	7,502
Intercompany interest expense	(6,082)	(2,769)	—	8,851	—

(Loss) income from continuing operations before income taxes	$(4,109)	$4,493	$8,231	$(1,113)	$7,502

Year Ended September 30, 2006
Revenues from external customers	$20,039	$23,824	$25,614	$—	$69,477
Equity in earnings of unconsolidated entities	8,418	16	(2,538)	—	5,896

Total revenues	28,457	23,840	23,076	—	75,373
Segment operating expenses	(12,099)	(14,443)	(11,522)	—	(38,064)
Depreciation and amortization	(30)	(1,749)	(612)	(673)	(3,064)
Interest expense	(5,318)	(4,430)	(245)	(126)	(10,119)
Other expense, net (2)	(1,904)	(371)	(214)	(2,195)	(4,684)
Minority interests	(1,658)	(117)	—	—	(1,775)

Income (loss) before intercompany interest expense and income taxes	7,448	2,730	10,483	(2,994)	17,667
Intercompany interest expense	(3,815)	(1,634)	(480)	5,929	—

Income from continuing operations before income taxes	$3,633	$1,096	$10,003	$2,935	$17,667

Year Ended September 30, 2005
Revenues from external customers	$5,879	$13,433	$19,997	$—	$39,309
Equity in earnings (losses) of unconsolidated entities	13,671	(52)	(2,206)	—	11,413

Total revenues	19,550	13,381	17,791	—	50,722
Segment operating expenses	(9,110)	(8,884)	(9,903)	—	(27,897)
Depreciation and amortization	(66)	(1,262)	(629)	(252)	(2,209)
Interest expense	(443)	(2,081)	(251)	(36)	(2,811)
Other expense, net (2)	(2,446)	(226)	(354)	(791)	(3,817)
Minority interests	(1,403)	—	—	—	(1,403)

Income (loss) before intercompany interest expense and income taxes	6,082	928	6,654	(1,079)	12,585
Intercompany interest expense	—	(1,007)	(96)	1,103	—

Income (loss) from continuing operations before income taxes	$6,082	$(79)	$6,558	$24	$12,585

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 23 – OPERATING SEGMENTS – (Continued)

	Financial fund management	Commercial finance	Real estate	All other (1)	Total
	(restated)				(restated)
Segment assets
September 30, 2007	$561,959	$284,025	$144,790	$(19,651)	$971,123
September 30, 2006	$170,353	$127,235	$144,718	$(23,448)	$418,858
September 30, 2005	$131,959	$56,535	$214,833	$59,710	$463,037

(1)	Includes general corporate expenses and assets not allocable to any particular segment.
(2)	In accordance with Company policy, certain corporate overhead expenses are allocated to the operating segments based on assets under management, which may be effected by, but not limited to, various market conditions. Accordingly, the Company recorded no allocations of corporate overhead during the fourth quarter of fiscal 2007.

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

Major Customer (Restated). In fiscal 2007, 2006 and 2005, the management and acquisition fees that the Company received from RCC were $9.0 million, $8.2 million and $3.9 million, respectively, or 7%, 11% and 8%, respectively, of its consolidated revenues. These fees have been reported as revenues by each of the Company’s operating segments.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Previously Issued Financial Statements covering the three months ended on December 31, 2007 and 2006, respectively, and March 31, June 30, 2007 and 2006, respectively, contained an error related to the equity in earnings of the Trapeza Partnerships. Specifically, (i) certain additional valuation procedures should have been applied to the privately issued trust preferred securities held by the CDO issuers based on the nature of the collateral and an evaluation of credit and market spread trends and (ii) the unconsolidated equity interest held by certain of the partnerships should have been valued in accordance with EITF 99-20. As a result, the Company misstated its revenues for the financial fund management segment and related income taxes for the equity in earnings in the Trapeza Partnerships along with the deferred tax assets and accrued income tax liability. Additionally, the Company adjusted the cumulative adjustment, net of tax, it previously reported for the true-up of the one-quarter lag for the Trapeza Partnerships in the first quarter of fiscal 2006.

The following sets forth the effect of the restatement adjustments on the applicable line items with the Company’s Consolidated Statements of Income for the periods indicated (in thousands):

	December 31	March 31	June 30	September 30
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share data)
Year ended September 30, 2007
Revenues	$24,279	$32,376	$38,451	$31,662
Operating income	$9,540	$15,747	$18,885	$13,433
Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$4,604	$5,877	$5,689	$(11,028)
Net income (loss)	$4,585	$5,840	$4,239	$(10,968)
Basic earnings (loss) per common share:
Continuing operations	$0.27	$0.34	$0.32	$(0.63)
Net income (loss)	$0.27	$0.34	$0.24	$(0.63)
Diluted earnings (loss) per common share:
Continuing operations	$0.24	$0.31	$0.29	$(0.63)
Net income (loss)	$0.24	$0.31	$0.22	$(0.63)

Year ended September 30, 2006 (1)
Revenues	$16,579	$20,084	$16,403	$22,307
Operating income	$5,034	$7,980	$3,698	$7,695
Income from continuing operations before cumulative effect of a change in accounting principle	$5,019	$4,675	$2,177	$3,797
Net income	$7,031	$4,827	$2,064	$4,051
Basic earnings per common share:
Continuing operations	$0.28	$0.26	$0.13	$0.21
Net income	$0.39	$0.27	$0.12	$0.23
Diluted earnings per common share:
Continuing operations	$0.25	$0.24	$0.11	$0.20
Net income	$0.35	$0.25	$0.11	$0.21

(1)	Reflects the cumulative adjustment from the elimination of the quarterly reporting lag for the Company’s investments in the Trapeza entities (see Note 3).

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	December 31, 2005
	(as filed)	(adjustment)		(restated)
ASSETS
Cash	$42,797	$—		$42,797
Investments in equipment finance	67,421			67,421
Accounts receivable	7,570			7,570
Receivables from related parties	4,427			4,427
Prepaid expenses and other current assets	11,057	(2,486)		8,571
Assets held for sale	93,684			93,684

Total current assets	226,956	(2,486)		224,470
Investments in real estate	47,917			47,917
Investment in Resource Capital Corp	15,000			15,000
Investment in Trapeza entities	11,079	8,111	(1)	19,190
Investments in financial fund management entities	13,142			13,142
Property and equipment, net	7,717			7,717
Other assets, net	40,576			40,576

Total assets	$362,387	$5,625		$368,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$1,018	$—		$1,018
Secured warehouse facilities – equipment finance	55,545			55,545
Payables to managed entities	3,893			3,893
Accrued expenses and other liabilities	19,407	952	(1)	20,359
Liabilities associated with assets held for sale	70,869			70,869

Total current liabilities	150,732	952		151,684
Long-term debt	1,573			1,573
Deferred revenue and other liabilities	10,916			10,916
Minority interests	9,868			9,868
Commitments and contingencies	—			—
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—		—
Common stock, $.01 par value, 49,000,000 shares authorized	264			264
Additional paid-in capital	258,351			258,351
Retained earnings	15,123	4,673		19,796
Less: Treasury stock, at cost	(86,219)			(86,219)
Less: ESOP loan receivable	(482)			(482)
Accumulated other comprehensive income	2,261			2,261

Total stockholders’ equity	189,298	4,673		193,971

	$362,387	$5,625		$368,012

(1)	Includes $2.3 million, net of $952,000 of tax benefit, on the cumulative adjustment of the one-quarter delay in reporting the equity in earnings of the Trapeza Partnerships.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	March 31, 2006
	(as filed)	(adjustment)		(restated)
ASSETS
Cash	$41,083	$—		$41,083
Investments in equipment finance, net	53,132			53,132
Accounts receivable	8,797			8,797
Receivables from managed entities	6,550			6,550
Prepaid expenses and other current assets	13,871	(2,292)		11,579
Assets held for sale	8,064			8,064

Total current assets	131,497	(2,292)		129,205
Investments in real estate	49,530			49,530
Investment in Resource Capital Corp.	26,292			26,292
Investment in Trapeza entities	12,224	7,582	(1)	19,806
Investments in financial fund management entities	13,213			13,213
Property and equipment, net	7,794			7,794
Other assets, net	57,862			57,862

Total assets	$298,412	$5,290		$303,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$14,324	$—		$14,324
Secured warehouse facilities – commercial finance	39,229			39,229
Payable to managed entities	7,767			7,767
Accounts payable, accrued expenses and other liabilities	18,051	920	(1)	18,971
Liabilities associated with assets held for sale	5,010			5,010

Total current liabilities	84,381	920		85,301
Long-term debt	2,291			2,291
Deferred revenue and other liabilities	11,512			11,512
Minority interests	10,243			10,243
Commitments and contingencies	—			—
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—		—
Common stock, $.01 par value, 49,000,000 shares authorized	264			264
Additional paid-in capital	258,565			258,565
Retained earnings	19,191	4,370		23,561
Less: Treasury stock, at cost	(90,790)			(90,790)
Less: ESOP loan receivable	(477)			(477)
Accumulated other comprehensive income	3,232			3,232

Total stockholders’ equity	189,985	4,370		194,355

	$298,412	$5,290		$303,702

(1)	Includes $2.2 million, net of $920,000 of tax benefit, on the cumulative adjustment of the one-quarter delay in reporting the equity in earnings of the Trapeza Partnerships.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	June 30, 2006
	(as filed)	(adjustment)	(restated)
ASSETS
Cash	$24,223	$—	$24,223
Restricted cash	5,002		5,002
Investments in equipment finance, net	90,006		90,006
Accounts receivable	10,933		10,933
Receivables from managed entities	8,357		8,357
Prepaid expenses and other current assets	18,954	(1,870)	17,084
Assets held for sale	1,306		1,306

Total current assets	158,781	(1,870)	156,911
Loans held for investment – financial fund management	170,636		170,636
Investments in real estate	52,182		52,182
Investment in Resource Capital Corp	24,629		24,629
Investment in Trapeza entities	14,497	4,032	18,529
Investments in financial fund management entities	13,052		13,052
Property and equipment, net	9,744		9,744
Other assets, net	54,410		54,410

Total assets	$497,931	$2,162	$500,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long term debt	$3,247	$—	$3,247
Secured warehouse facilities – financial fund management	168,050		168,050
Secured warehouse facilities – equipmentl finance	74,721		74,721
Payables to managed entities	1,916		1,916
Accounts payable, accrued expenses and other liabilities	22,547		22,547
Liabilities associated with assets held for sale	1,148		1,148

Total current liabilities	271,629		271,629
Long term debt	15,865		15,865
Deferred revenue and other liabilities	12,465		12,465
Minority interests	10,168		10,168
Commitments and contingencies	—		—
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—	—
Common stock, $.01 par value, 49,000,000 shares authorized	264		264
Additional paid-in capital	259,051		259,051
Retained earnings	22,401	2,162	24,563
Less: Treasury stock, at cost	(95,834)		(95,834)
Less: ESOP loan receivable	(471)		(471)
Accumulated other comprehensive income	2,393		2,393

Total stockholders’ equity	187,804	2,162	189,966

	$497,931	$2,162	$500,093

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	December 31, 2006
	(as filed)	(adjustment)		(restated)
ASSETS
Cash	$19,868	$—		$19,868
Restricted cash	13,897			13,897
Receivables from managed entities	10,587			10,587
Investments in commercial finance	172,334			172,334
Loans held for investment	283,198			283,198
Investments in real estate	49,492			49,492
Investment in securities available-for-sale	70,277			70,277
Investments in unconsolidated entities	34,280	3,866		38,146
Property and equipment, net	9,277			9,277
Deferred tax asset	7,070	(1,625)		5,445
Other assets	33,541	864	(1)	34,405

Total assets	$703,821	$3,105		$706,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,483	$—		$9,483
Accrued expenses and other liabilities	22,754	188	(1)	22,942
Payables to managed entities	1,250			1,250
Borrowings	449,874			449,874
Deferred income tax liabilities	12,458			12,458
Minority interests	9,370			9,370

Total liabilities	505,189	188		505,377

Commitments and contingencies	—			—
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—		—
Common stock, $.01 par value, 49,000,000 shares authorized	264			264
Additional paid-in capital	260,296			260,296
Retained earnings	28,870	2,917		31,787
Less: Treasury stock, at cost	(96,948)			(96,948)
Less: ESOP loan receivable	(459)			(459)
Accumulated other comprehensive income (loss)	6,609			6,609

Total stockholders’ equity	198,632	2,917		201,549

	$703,821	$3,105		$706,926

(1)	Reflects the cumulative effect of adjustments under Staff Accounting Bulletin 180, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”).

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	March 31, 2007
	(as filed)	(adjustment)		(restated)
ASSETS
Cash	$18,199	$—		$18,199
Restricted cash	17,072			17,072
Receivables from managed entities	14,132			14,132
Receivables	33,839			33,839
Investments in commercial finance	200,908			200,908
Loans held for investment	495,275			495,275
Investments in real estate	49,505			49,505
Investment in securities available-for-sale	66,721			66,721
Investments in unconsolidated entities	32,383	4,640		37,023
Property and equipment, net	9,918			9,918
Deferred income taxes	8,470	(1,942)		6,528
Other assets	32,130	864	(1)	32,994

Total assets	$978,552	$3,562		$982,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$65,955	$188	(1)	$66,143
Payables to managed entities	875			875
Borrowings	692,441			692,441
Deferred income tax liabilities	8,207			8,207
Minority interests	8,782			8,782

	776,260	188		776,448
Commitments and contingencies	—			—
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—		—
Common stock, $.01 par value, 49,000,000 shares authorized	267			267
Additional paid-in capital	263,848			263,848
Retained earnings	33,009	3,374		36,383
Less: Treasury stock, at cost	(96,799)			(96,799)
Less: ESOP loan receivable	(453)			(453)
Accumulated other comprehensive income	2,420			2,420

Total stockholders’ equity	202,292	3,374		205,666

	$978,552	$3,562		$982,114

(1)	Reflects the cumulative effect of adjustments under SAB 108.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	June 30, 2007
	(as filed)	(adjustment)		(restated)
ASSETS
Cash	$17,169	$—		$17,169
Restricted cash	15,906			15,906
Receivables from managed entities	22,579			22,579
Receivables	15,671			15,671
Investments in commercial finance	313,900			313,900
Loans held for investment	414,290			414,290
Investments in real estate	47,097			47,097
Investment in securities available-for-sale	67,487			67,487
Investments in unconsolidated entities	35,039	4,181		39,220
Property and equipment, net	11,725			11,725
Deferred income taxes	18,577	(1,749)		16,828
Goodwill	12,692			12,692
Other assets	27,599	864	(1)	28,463

Total assets	$1,019,731	$3,296		$1,023,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$59,142	$188	(1)	$59,330
Payables to managed entities	950			950
Borrowings	748,631			748,631
Deferred income taxes	3,246			3,246
Minority interests	8,750			8,750

Total current liabilities	820,719	188		820,907
Commitments and contingencies	—			—
Stockholders’ equity:
Preferred stock, $1.00 par value	—	—		—
Common stock, $.01 par value, 49,000,000 shares authorized	267			267
Additional paid-in capital	264,461			264,461
Retained earnings	36,268	3,108		39,376
Less: Treasury stock, at cost	(99,522)			(99,522)
Less: ESOP loan receivable	(446)			(446)
Accumulated other comprehensive loss	(2,016)			(2,016)

Total stockholders’ equity	199,012	3,108		202,120

	$1,019,731	$3,296		$1,023,027

(1)	Reflects the cumulative effect of adjustments under SAB 108.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended December 31,
	2005	2005		2005
	(as filed)	(adjustment)		(restated)
REVENUES
Financial fund management	$7,479	$(635)		$6,844
Real estate	4,654			4,654
Equipment finance	5,081			5,081

	17,214	(635)		16,579
COSTS AND EXPENSES
Financial fund management	2,299			2,299
Real estate	2,265			2,265
Equipment finance	2,918			2,918
General and administrative	3,225			3,225
Depreciation and amortization	838			838

	11,545	—		11,545

OPERATING INCOME (LOSS)	5,669	(635)		5,034

OTHER EXPENSE
Interest expense	(2,296)			(2,296)
Minority interests – financial fund management entities	(402)			(402)
Other income, net	873			873

	(1,825)	—		(1,825)

Income (loss) from continuing operations before income taxes and cumulative effect charge in accounting principle	3,844	(635)		3,209
Benefit for income taxes	(1,537)	(273)		(1,810)

Income from continuing operations	5,381	(362)		5,019
Income from discontinued operations, net of tax	938			938
Cumulative effect of a change in accounting principle, net of tax	1,357	(283	)(1)	1,074

NET INCOME (LOSS)	$7,676	$(645)		$7,031

Basic earnings (loss) per common share:
Continuing operations	$0.30	$(0.02)		$0.28
Discontinued operations	0.05	—		0.05
Cumulative effect of accounting change	0.08	(0.02)		0.06

Net income (loss)	$0.43	$(0.04)		$0.39

Weighted average shares outstanding	18,055	—		18,055

Diluted earnings (loss) per common share:
Continuing operations	$0.27	$(0.02)		$0.25
Discontinued operations	0.05	—		0.05
Cumulative effect of accounting change	0.07	(0.02)		0.05

Net income (loss)	$0.39	$(0.04)		$0.35

Weighted average shares outstanding	19,986	—		19,986

(1)	Reflects the adjustment to the tax benefit due to the change in rate covered by the decrease in the equity in earnings adjustment for the Trapeza Partnerships.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS– (Continued)

	Quarter Ended March 31, 2006
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$5,814	$(453)	$5,361
Real estate	9,206		9,206
Equipment finance	5,517		5,517

	20,537	(453)	20,084
COSTS AND EXPENSES
Financial fund management	2,765		2,765
Real estate	2,714		2,714
Equipment finance	3,553		3,553
General and administrative	2,236		2,236
Depreciation and amortization	836		836

	12,104	—	12,104

OPERATING INCOME (LOSS)	8,433	(453)	7,980

OTHER INCOME (EXPENSE)
Interest expense	(1,369)		(1,369)
Minority interests	(369)		(369)
Other income, net	1,962		1,962

	224	—	224

Income (loss) from continuing operations before income taxes	8,657	(453)	8,204
Provision (benefit) for income taxes	3,723	(194)	3,529

Income (loss) from continuing operations	4,934	(259)	4,675
Income from discontinued operations, net of tax	152	—	152

NET INCOME (LOSS)	$5,086	$(259)	$4,827

Basic earnings (loss) per common share:
Continuing operations	$0.28	$(0.02)	$0.26
Discontinued operations	0.01	—	0.01
Cumulative effect of accounting change	—	—	—

Net income (loss)	$0.29	$(0.02)	$0.27

Weighted average shares outstanding	17,606	—	17,606

Diluted earnings (loss) per common share:
Continuing operations	$0.26	$(0.02)	$0.24
Discontinued operations	0.01	—	0.01
Cumulative effect of accounting change	—	—	—

Net income (loss)	$0.27	$(0.02)	$0.25

Weighted average shares outstanding	19,069	—	19,069

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30,
	2006	2006	2006
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$7,376	$(1,358)	$6,018
Real estate	4,500		4,500
Commercial finance	5,885		5,885

	17,761	(1,358)	16,403
COSTS AND EXPENSES
Financial fund management	2,700		2,700
Real estate	3,286		3,286
Commercial finance	3,911		3,911
General and administrative	2,127		2,127
Depreciation and amortization	681		681

	12,705	—	12,705

OPERATING INCOME	5,056	(1,358)	3,698

OTHER EXPENSE
Interest expense	(1,894)		(1,894)
Minority interests	(465)		(465)
Other loss, net	809	—	809

	(1,550)	—	(1,550)

Income from continuing operations before income taxes	3,506	(1,358)	2,148
(Benefit) provision for income taxes	393	(422)	(29)

Income from continuing operations	3,113	(936)	2,177
Loss from discontinued operations, net of tax	(113)		(113)

NET INCOME	$3,000	$(936)	$2,064

Basic earnings per common share:
Continuing operations	$0.18	$(0.05)	$0.13
Discontinued operations	(0.01)	—	(0.01)

Net income	$0.17	$(0.05)	$0.12

Weighted average shares outstanding	17,536	—	17,536

Diluted earnings per common share:
Continuing operations	$0.16	$(0.05)	$0.11
Discontinued operations	—	—	—

Net income	$0.16	$(0.05)	$0.11

Weighted average shares outstanding	19,107	—	19,107

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30,
	2006	2006	2006
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$10,639	$(405)	$10,234
Real estate	4,716		4,716
Commercial finance	7,357		7,357

	22,712	(405)	22,307
COSTS AND EXPENSES
Financial fund management	4,335		4,335
Real estate	3,257		3,257
Commercial finance	4,061		4,061
General and administrative	2,250		2,250
Depreciation and amortization	709		709

	14,612		14,612

OPERATING INCOME	8,100	(405)	7,695

OTHER EXPENSE
Interest expense	(4,560)		(4,560)
Minority interests	(539)		(539)
Other income, net	1,510		1,510

	(3,589)		(3,589)

Income from continuing operations before income taxes	4,511	(405)	4,106
Provision (benefit) for income taxes	657	(348)	309

Income from continuing operations	3,854	(57)	3,797
Income from discontinued operations, net of tax	254		254

NET INCOME	$4,108	$(57)	$4,051

Basic earnings per common share:
Continuing operations	$0.22	$(0.01)	$0.21
Discontinued operations	0.02	—	0.02

Net income	$0.24	$(0.01)	$0.23

Weighted average shares outstanding	17,329	—	17,329

Diluted earnings per common share:
Continuing operations	$0.21	$(0.01)	$0.20
Discontinued operations	0.01	—	0.01

Net income	$0.22	$(0.01)	$0.21

Weighted average shares outstanding	18,915	—	18,915

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended December 31, 2006
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$12,387	$239	$12,626
Real estate	4,564		4,564
Commercial finance	7,089		7,089

	24,040	239	24,279
COSTS AND EXPENSES
Financial fund management	4,552		4,552
Real estate	3,013		3,013
Commercial finance	3,631		3,631
General and administrative	2,789		2,789
Depreciation and amortization	709		709
Provision for possible losses	45		45

	14,739	—	14,739

OPERATING INCOME	9,301	239	9,540

OTHER INCOME (EXPENSE)
Interest expense	(4,591)		(4,591)
Minority interests	(560)		(560)
Other income, net	2,528		2,528

	(2,623)	—	(2,623)

Income from continuing operations before income taxes	6,678	239	6,917
Provision for income taxes	2,210	103	2,313

Income from continuing operations	4,468	136	4,604
Loss from discontinued operations, net of tax	(19)	—	(19)

NET INCOME	$4,449	$136	$4,585

Basic earnings per common share:
Continuing operations	$0.26	$0.01	$0.27
Discontinued operations	—	—	—

Net income	$0.26	$0.01	$0.27

Weighted average shares outstanding	17,292	—	17,292

Diluted earnings per common share:
Continuing operations	$0.23	$0.01	$0.24
Discontinued operations	—	—	—

Net income	$0.23	$0.01	$0.24

Weighted average shares outstanding	19,122	—	19,122

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2007
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$16,030	$774	$16,804
Real estate	7,008		7,008
Commercial finance	8,564		8,564

	31,602	774	32,376
COSTS AND EXPENSES
Financial fund management	5,401		5,401
Real estate	3,195		3,195
Commercial finance	4,560		4,560
General and administrative	2,754		2,754
Depreciation and amortization	719		719

	16,629	—	16,629

OPERATING INCOME	14,973	774	15,747

OTHER INCOME (EXPENSE)
Interest expense	(7,694)		(7,694)
Minority interests	(715)		(715)
Other income, net	1,811		1,811

	(6,598)	—	(6,598)

Income from continuing operations before income taxes	8,375	774	9,149
Provision for income taxes	2,955	317	3,272

Income from continuing operations	5,420	457	5,877
Loss from discontinued operations, net of tax	(37)	—	(37)

NET INCOME	$5,383	$457	$5,840

Basic earnings per common share:
Continuing operations	$0.31	$0.03	$0.34
Discontinued operations	—	—	—

Net income	$0.31	$0.03	$0.34

Weighted average shares outstanding	17,242	—	17,242

Diluted earnings per common share:
Continuing operations	$0.29	$0.02	$0.31
Discontinued operations	—	—	—

Net income	$0.29	$0.02	$0.31

Weighted average shares outstanding	19,027	—	19,027

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2007
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$19,094	$(459)	$18,635
Real estate	7,008		7,008
Commercial finance	12,808		12,808

	38,910	(459)	38,451
COSTS AND EXPENSES
Financial fund management	5,925		5,925
Real estate	3,971		3,971
Commercial finance	5,416		5,416
General and administrative	3,413		3,413
Depreciation and amortization	728		728
Provision for possible losses	113		113

	19,566	—	19,566

OPERATING INCOME	19,344	(459)	18,885

OTHER INCOME (EXPENSE)
Interest expense	(10,176)		(10,176)
Minority interests	(980)		(980)
Other loss, net	2,079		2,079

	(9,077)	—	(9,077)

Income (loss) from continuing operations before income taxes	10,267	(459)	9,808
Provision (benefit) for income taxes	4,312	(193)	4,119

Income (loss) from continuing operations	5,955	(266)	5,689
Loss from discontinued operations, net of tax	(1,450)	—	(1,450)

NET INCOME (LOSS)	$4,505	$(266)	$4,239

Basic earnings (loss) per common share:
Continuing operations	$0.34	$(0.02)	$0.32
Discontinued operations	(0.08)	—	(0.08)

Net income (loss)	$0.26	$(0.02)	$0.24

Weighted average shares outstanding	17,569	—	17,569

Diluted earnings (loss) per common share:
Continuing operations	$0.31	$(0.02)	$0.29
Discontinued operations	(0.07)	—	(0.07)

Net income (loss)	$0.24	$(0.02)	$0.22

Weighted average shares outstanding	19,210	—	19,210

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2007
	(as filed)	(adjustment)	(restated)
REVENUES
Financial fund management	$16,640	$(1,616)	$15,024
Real estate	4,407		4,407
Commercial finance	12,231		12,231

	33,278	(1,616)	31,662
COSTS AND EXPENSES
Financial fund management	5,386		5,386
Real estate	3,011		3,011
Commercial finance	6,074		6,074
General and administrative	2,919		2,919
Depreciation and amortization	768		768
Provision for possible losses	71		71

	18,229	—	18,229

OPERATING INCOME	15,049	(1,616)	13,433

OTHER INCOME (EXPENSE)
Interest expense	(11,105)		(11,105)
Minority interests	113		113
Other loss, net	(20,813)		(20,813)

	(31,805)	—	(31,805)

Loss from continuing operations before income taxes	(16,756)	(1,616)	(18,372)
Benefit for income taxes	(6,713)	(631)	(7,344)

Loss from continuing operations	(10,043)	(985)	(11,028)
Income from discontinued operations, net of tax	60	—	60

NET LOSS	$(9,983)	$(985)	$(10,968)

Basic loss per common share:
Continuing operations	$(0.57)	$(0.06)	$(0.63)
Discontinued operations	—	—	—

Net loss	$(0.57)	$(0.06)	$(0.63)

Weighted average shares outstanding	17,482	—	17,482

Diluted loss per common share:
Continuing operations	$(0.57)	$(0.06)	$(0.63)
Discontinued operations	—		—

Net loss	$(0.57)	$(0.06)	$(0.63)

Weighted average shares outstanding	17,482	—	17,482

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SEPTEMBER 30, 2007

NOTE 25 – SUBSEQUENT EVENTS

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Background

We are, through subsidiaries, a limited partner with an $8.4 million, or 8%, interest in, and an owner of a 50% interest in the general partner of, five limited partnerships, which we refer to as the Trapeza Partnerships. The Trapeza Partnerships were formed between July 2002 and December 2003 for the purpose of investing in the preference shares, or equity, of collateralized debt obligation issuers whose collateralized debt obligations, or CDOs, are secured by approximately $1.56 billion (by current fair value) of trust preferred securities of public and non-public banks and bank holding companies. In preparing the financial statements of the Trapeza Partnerships for the year ended December 31, 2007, the independent auditors for the Trapeza Partnerships concluded that there were errors in those financial statements in that (i) certain additional valuation procedures should have been applied to the privately issued trust preferred securities held by the CDO issuers based on the nature of the collateral and an evaluation of credit and market spread trends and (ii) the unconsolidated equity interests held by certain of the Trapeza Partnerships should have been valued in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”.

On May 2, 2008, because of the errors in the financial statements of the Trapeza Partnerships, our principal financial officer concluded that our consolidated financial statements for the fiscal years ended September 30, 2007, 2006 and 2005 included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, and the interim financial statements included in our Quarterly Reports on Form 10-Q for the quarters included within fiscal 2007 and 2006, and the quarter ended December 31, 2007 (collectively, the “Previously Issued Financial Statements”) should no longer be relied upon, and that the Previously Issued Financial Statements should be restated. The financial information of the Trapeza Partnerships is included in our financial statements in accordance with the application of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Our principal financial officer discussed this matter with the independent auditors of the Trapeza Partnerships (who are not the independent auditors for us) and with our independent registered public accounting firm. On May 2, 2008, our principal financial officer and our chief executive officer discussed this matter with the audit committee of our board of directors and, based upon this discussion, our audit committee concurred with the conclusion that the Previously Issued Financial Statements should no longer be relied upon and should be restated.

In connection with management’s review of the foregoing, we assessed the effectiveness of our internal control over financial reporting and identified a material weakness in such control. We identified and reported this weakness to both our audit committee and Grant Thornton LLP, our independent registered public accounting firm. The nature of the material weakness is described as part of management’s report on internal control over financial reporting, below.

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out a reevaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended report. Based upon that reevaluation, we concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness. Due to this material weakness, our disclosure controls and procedures were not effective as of September 30, 2007 to assure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is properly disclosed. We discuss this material weakness and the steps we have taken to remedy such weakness in our discussion of internal control over financial reporting below.

Internal Financial Control

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

Due to the discovery of the error mentioned in the previous paragraphs, management has reassessed the effectiveness of our internal control over financial reporting as of September 30, 2007. Management based its reassessment on the report, “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a result of this reassessment, management identified a material weakness in internal control over financial reporting as of September 30, 2007. A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that material misstatement of annual or interim financial statements would not be prevented or detected. Because of this material weakness, management concluded that, as of September 30, 2007, our internal control over financial reporting was not effective based on the COSO framework. We describe the material weakness in the following paragraph.

Material Weakness in Internal Financial Control

We did not maintain effective controls in connection with the monitoring of our investments in the Trapeza Partnerships as of September 30, 2007. We have an asset valuation policy applicable to the evaluation and recordation of the fair value of our assets and those of entities whose assets are included in our financial statements through application of FIN 46-R or, as in the case of the Trapeza Partnerships, through the application of APB Opinion No. 18. This policy requires us to assess the fair value of assets based upon specified standards, which include assessments of the impact of various market-based criteria. In our monitoring of the preparation of the financial statements of the Trapeza Partnerships, and the inclusion of that information in our financial statements pursuant to APB Opinion No. 18, we failed to apply correctly the standards of our asset valuation policy in that we failed to apply correctly the market-based criteria of that policy in our review of the financial statements of the Trapeza Partnerships. In addition, our asset valuation policy failed to take into consideration the guidance of EITF 99-20 with respect to unconsolidated equity interests held by us in two of the Trapeza Partnerships to which EITF 99-20 pertains. This weakness has resulted in misstatements of our assets, net income and retained earnings in fiscal 2005 through 2007, the quarters included in fiscal 2006 and 2007, and the quarter ended December 31, 2007. For information concerning the effects of these misstatements, see Notes 2 and 24 to the notes to our consolidated financial statements included in this amended report.

Remediation of Weakness

We have corrected all errors discovered during our review process for fiscal 2005 through 2007, the quarters included in fiscal 2006 and 2007, and the quarter ended December 31, 2007, and have restated our annual and quarterly financial statements for such periods as further described in Notes 2 and 24 to our consolidated financial statements included in this amended report. In addition, we have reviewed the monitoring policies related to our asset valuation policy to require confirmation that the Trapeza Partnerships have properly considered and applied all market-based criteria and adopted EITF 99-20 for the unconsolidated equity interests we hold in two of the Trapeza Partnerships to which EITF 99-20 pertains.

Our independent registered public accounting firm, Grant Thornton LLP, has audited the foregoing assessment of our internal control over financial reporting, but they have not expressed an opinion or any other form of assurance on our remediation of the material weakness discussed above. Their report appears below.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company failed to effectively monitor certain of its investments in unconsolidated entities that resulted in the Company’s inability to recognizes its appropriate share of the earnings or losses under the equity method of accounting prescribed by APB opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Resource America, Inc. has not maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2007 and 2006 and the related statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2007, and our report dated December 13, 2007, except for Notes 2, 3, 5, 10, 14, 16, 18, 23 and 24, as to which the date is May 19, 2008, expressed an unqualified opinion.

We do not express an opinion or any other form of assurance on management’s statement referring to post year-end remediation to address the material weaknesses.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 13, 2007, except for the material weakness described above, as to which the date is May 19, 2008

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2007 and 2006

Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements – September 30, 2007

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Schedule III – Investments in Real Estate

Schedule IV – Investments in Mortgage Loans on Real Estate

a)	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)

3.2	Amended and Restated Bylaws of Resource America. (1)

10.1	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto. (2)

10.1(a)	First Amendment and Joinder to Loan and Security Agreement, dated July 18, 2007. (8)

10.1(b)	Second Amendment and Joinder to Loan and Security Agreement, dated November 15, 2007. (8)

10.2	Employment Agreement between Michael S. Yecies and Resource America, Inc., dated November 17, 2006. (3)

10.3	Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated November 17, 2006. (3)

10.4	Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated June 18, 2007. (8)

10.5	U.S. $250,000,000 Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the Backup Servicer. (4)

10.5(a)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (4)

10.5(b)	Purchase and Sale Agreement, dated as of October 31, 2006. (4)

10.5(c)	First amendment to Purchase and Sale Agreement, dated as of December 21, 2006. (4)

10.5(d)	Morgan Stanley Bank, Fee Letter, dated October 31, 2006. (4)

10.6	Second Amendment to Credit Agreement, dated December 22, 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (4)

10.6(a)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (5)

10.7	Credit Agreement, dated August 31, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank. (6)

10.7(a)	First Amendment to Credit Agreement, dated June 22, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank, dated August 31, 2007. (8)

10.8	Asset Purchase Agreement, dated June 19, 2007, between LEAF Funding, Inc., LEAF Financial Corporation and LEAF Commercial Finance Co., LLC and Pacific Capital Bank, N.A. (6)

10.9	Limited Liability Company Agreement of LEAF Ventures, LLC, dated March 2007, between LEAF Financial Corporation and Crit DeMent, Miles Herman, Robert Moskovitz, David English, Matthew Goldenberg and Nicholas Capparelli. (5)

10.9(a)	Credit Agreement, dated March 15, 2007, between Merit Capital Advance, LLC and Deutsche Bank AG Cayman Islands. (5)

10.9(b)	Limited Liability Company Agreement of Merit Capital Advance, LLC, dated March 15, 2007. (5)

10.9(c)	Merit Capital Advance, LLC 15% Subordinated Convertible PIK Note, dated March 15, 2007. (5)

14.1	Insider Trading Policy. (7)

21.1	Subsidiaries of Resource America, Inc. (8)

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 21, 2006 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.
(5)	File previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 31, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.

May 19, 2008	By:	/s/ Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	May 19, 2008
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	May 19, 2008
JONATHAN Z. COHEN	and Chief Executive Officer

/s/ Michael J. Bradley	Director	May 19, 2008
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	May 19, 2008
CARLOS C. CAMPBELL

/s/ Kenneth A. Kind	Director	May 19, 2008
KENNETH A. KIND

/s/ Hersh Kozlov	Director	May 19, 2008
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	May 19, 2008
ANDREW M. LUBIN

/s/ John S. White	Director	May 19, 2008
JOHN S. WHITE

/s/ Steven J. Kessler	Executive Vice President	May 19, 2008
STEVEN J. KESSLER	and Chief Financial Officer