Form 10-Q/A
period 2007-12-31
RESOURCE AMERICA INC
filed 2008-05-19
CIK 83402

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock on February 4, 2008 was 17,749,440.

QUARTERLY REPORT ON FORM 10-Q/A

For the fiscal quarter ended December 31, 2007

EXPLANATORY NOTE

Resource America, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, which was originally filed on February 11, 2008 (the “Original Filing”), restating our consolidated balance sheet as of December 31, 2007 and the related consolidated statements of operations, shareholders’ equity and cash flows for the three months ended December 31, 2007 and 2006, including the applicable notes. The restated financial information for the quarterly period ended December 31, 2006 has been included in our annual report on Form 10-K/A.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements for the Three Months Ended and as of December 31, 2007 and 2006” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report.

In addition, management has concluded that we had a material weakness in our internal control over financial reporting relating to our effective monitoring of our investments in the Trapeza entities, of which we are a limited partner and an owner of a 50% interest in the general partner. As described in more detail in Item 9A of our Annual Report on Form 10-K/A, we have identified the causes of this material weakness and are implementing measures designed to remedy them.

RESOURCE AMERICA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RESOURCE AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2007	September 30, 2007
	(restated)	(restated)
	(unaudited)
ASSETS
Cash	$19,790	$14,624
Restricted cash	76,613	19,340
Receivables	19,812	21,255
Receivables from managed entities	20,478	20,177
Loans sold, not settled	11,857	152,706
Loans held for investment, net	197,721	285,928
Loans held-for-sale, at fair value	112,634	—
Investments in commercial finance, net	646,394	243,391
Investments in real estate, net	49,265	49,041
Investment securities available-for-sale, at fair value	45,145	51,777
Investments in unconsolidated entities	30,819	39,342
Property and equipment, net	15,242	12,286
Deferred income taxes	36,814	29,877
Goodwill	7,969	7,941
Intangible assets, net	4,699	4,774
Other assets	24,438	18,664

Total assets	$1,319,690	$971,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$82,457	$60,546
Payables to managed entities	2,561	1,163
Borrowings	1,050,476	706,372
Deferred income tax liabilities	11,124	11,124
Minority interests	6,146	6,571

Total liabilities	1,152,764	785,776

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 27,117,108 and 26,986,975 shares issued, respectively (including nonvested restricted stock of 306,716 and 199,708, respectively)	268	268
Additional paid-in capital	265,730	264,747
Retained earnings	14,958	27,171
Treasury stock, at cost; 9,379,326 and 9,369,960 shares, respectively	(102,171)	(102,014)
ESOP loan receivable	(217)	(223)
Accumulated other comprehensive loss	(11,642)	(4,602)

Total stockholders’ equity	166,926	185,347

	$1,319,690	$971,123

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
REVENUES
Commercial finance	$27,965	$7,089
Financial fund management	9,622	12,626
Real estate	6,472	4,564

	44,059	24,279
COSTS AND EXPENSES
Commercial finance	9,551	3,631
Financial fund management	6,614	4,552
Real estate	5,466	3,013
General and administrative	3,458	2,789
Provision for credit losses	2,773	45
Depreciation and amortization	966	709

	28,828	14,739

OPERATING INCOME	15,231	9,540
Interest expense	(14,677)	(4,591)
Minority interests	(1,091)	(560)
Other (expense) income, net	(18,368)	2,528

	(34,136)	(2,623)

(Loss) income from continuing operations before taxes	(18,905)	6,917
(Benefit) provision for income taxes	(7,940)	2,313

(Loss) income from continuing operations	(10,965)	4,604
Loss from discontinued operations, net of tax	(12)	(19)

NET (LOSS) INCOME	$(10,977)	$4,585

Basic (loss) earnings per common share:
Continuing operations	$(0.63)	$0.27
Discontinued operations	—	—

Net (loss) income	$(0.63)	$0.27

Weighted average shares outstanding	17,428	17,292

Diluted (loss) earnings per common share:
Continuing operations	$(0.63)	$0.24
Discontinued operations	—	—

Net (loss) income	$(0.63)	$0.24

Weighted average shares outstanding	17,428	19,122

Dividends declared per common share	$0.07	$0.06

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED DECEMBER 31, 2007

(in thousands)

(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	ESOP Loan Receivable	Accumulated Other Comprehensive Loss	Totals Stockholders’ Equity	Comprehensive Loss
			(restated)				(restated)	(restated)
Balance, October 1, 2007, as restated	$268	$264,747	$27,171	$(102,014)	$(223)	$(4,602)	$185,347
Net loss	—	—	(10,977)	—	—	—	(10,977)	$(10,977)
Treasury shares issued	—	54	—	80	—	—	134	—
Stock-based compensation	—	250	—	—	—	—	250	—
Restricted stock awards	—	521	—	—	—	—	521	—
Issuance of common shares	—	158	—	—	—	—	158	—
Purchase of treasury shares	—	—	—	(237)	—	—	(237)	—
Cash dividends	—	—	(1,236)	—	—	—	(1,236)	—
Other comprehensive loss	—	—	—	—	—	(7,040)	(7,040)	(7,040)

Total comprehensive loss	—	—	—	—	—	—	—	$(18,017)

Repayment of ESOP loan	—	—	—	—	6	—	6

Balance, December 31, 2007, as restated	$268	$265,730	$14,958	$(102,171)	$(217)	$(11,642)	$166,926

The accompanying notes are an integral part of this statement

RESOURCE AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,977)	$4,585
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of acquisitions:
Impairment charge on collateralized debt obligation investments	1,017	—
Depreciation and amortization	1,290	810
Provision for credit losses	2,773	45
Equity in earnings of unconsolidated entities	3,061	(4,220)
Minority interests	1,091	560
Distributions from unconsolidated entities	4,764	3,941
Losses on sales of loans held-for-sale	18,332	—
Gains on sales of investment securities available-for-sale	—	(1,347)
Gains on sales of assets	(301)	(74)
Deferred income tax benefit	(8,288)	(568)
Non-cash compensation on long-term incentive plans	905	401
Non-cash compensation issued	110	797
Non-cash compensation received	(97)	(673)
Decrease (increase) in commercial finance investments	7,455	(63,594)
Changes in operating assets and liabilities	(245)	(7,706)

Net cash provided by (used in) operating activities of continuing operations	20,890	(67,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,375)	(219)
Payments received on real estate loans and real estate	3,695	3,256
Investments in real estate	(738)	(10,188)
Purchase of investments	(200,311)	(5,795)
Proceeds from sale of investments	1,957	3,381
Net cash paid for acquisitions	(8,022)	—
(Increase) decrease in other assets	(3,842)	1,769

Net cash used in investing activities of continuing operations	(210,636)	(7,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	416,900	161,507
Principal payments on borrowings	(162,452)	(97,751)
Dividends paid	(1,236)	(1,043)
Distributions paid to minority interest holders	(937)	—
Increase in restricted cash	(57,273)	(5,639)
Proceeds from issuance of stock	158	25
Purchase of treasury stock	(237)	—

Net cash provided by financing activities of continuing operations	194,923	57,099

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(6)	(14)
Financing activities	(5)	—

Net cash used in discontinued operations	(11)	(14)

Increase (decrease) in cash	5,166	(17,754)
Cash at beginning of period	14,624	37,622

Cash at end of period	$19,790	$19,868

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

The consolidated financial statements and the information and tables contained in the notes thereto as of December 31, 2007 and for the three months ended December 31, 2007 and 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007 (“fiscal 2007”). The results of operations for the three months ended December 31, 2007 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2008 (“fiscal 2008”).

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006

On May 2, 2008, the Company’s principal financial officer concluded that the Company’s consolidated financial statements for the three months December 31, 2007 and fiscal year ended September 30, 2007 (collectively, the “Previously Issued Financial Statements”) should no longer be relied upon, and that the Previously Issued Financial Statements should be restated because of errors found in the financial statements of five limited partnerships (the “Trapeza Partnerships”), of which the Company owns $8.4 million or 8% of the limited partner interests and is a 50% owner of the general partner. The overall impact of the adjustments set forth below was a cumulative reduction of net income and retained earnings by approximately $3.2 million, net of tax as of December 31, 2007. The financial information of the Trapeza Partnerships is included in the Company’s financial statements in accordance with the application of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”).

The Trapeza Partnerships were formed between July 2002 and December 2003 for the purpose of investing in the preference shares or equity, of collateralized debt obligation issuers whose collateralized debt obligations (“CDOs”) are secured by approximately $1.56 billion (by current fair value) of trust preferred securities of public and non-public banks and bank holding companies. While performing the audits of the financial statements of the Trapeza Partnerships for the year ended December 31, 2007, the independent auditors for the Trapeza Partnerships concluded that certain additional valuation procedures should have been applied to the privately issued trust preferred securities held by the CDO issuers based on the nature of the collateral and an evaluation of credit and market spread trends and that the unconsolidated equity interests held by certain of the partnerships should have been valued in accordance with Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” instead of APB No. 18 (collectively, the “Adjustments”). The application of these procedures resulted in positive Adjustments of $1.4 million (the Company’s share) and negative Adjustments of $4.6 million, net of tax, (the Company’s share) on an accumulative basis through September 30, 2007 and for the three months ended December 31, 2007, respectively. The Company will recognize the Adjustments impacting periods prior to September 30, 2004 by adjusting opening retained earnings for its fiscal year ended September 30, 2005 in the amount of $2.0 million, and thereafter will recognize these Adjustments in its consolidated statements of income on a quarterly basis.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006 – (Continued)

•

The impact on net loss for the three months ended December 31, 2007 was an increase in net loss of approximately $4.6 million. The net loss as reported in the Company’s Form 10-Q for the three months ended December 31, 2007 was $6.4 million whereas the restated amount is approximately $11.0 million.

•

The impact on net income for the three months ended December 31, 2006 was an increase in net income of approximately $136,000. The net income as reported in the Company’s Form 10-Q for the three months ended December 31, 2006 was $4.4 million whereas the restated amount is income of approximately $4.6 million.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s Consolidated Balance Sheet for the three months ended December 31, 2007:

	2007	Restatement Adjustments	2007
	(as filed)		(restated)
ASSETS
Cash	$19,790	$—	$19,790
Restricted cash	76,613		76,613
Receivables	19,812		19,812
Receivables from managed entities	20,478		20,478
Loans sold, not settled	11,857		11,857
Loans held for investment, net	197,721		197,721
Loans held-for-sale, at fair value	112,634		112,634
Investments in commercial finance, net	646,394		646,394
Investments in real estate, net	49,265		49,265
Investment securities available-for-sale, at fair value	45,145		45,145
Investments in unconsolidated entities	34,924	(4,105)	30,819
Property and equipment, net	15,242		15,242
Deferred income taxes	36,482	332	36,814
Goodwill	7,969		7,969
Intangible assets, net	4,699		4,699
Other assets	24,438		24,438

Total assets	$1,323,463	$(3,773)	$1,319,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$81,723	$734	$82,457
Payables to managed entities	2,561		2,561
Borrowings	1,050,476		1,050,476
Deferred income tax liabilities	11,124		11,124
Minority interests	6,146		6,146

Total liabilities	1,152,030	734	1,152,764

Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 27,117,108 shares issued (including nonvested restricted stock of 306,716)	268		268
Additional paid-in capital	265,730		265,730
Retained earnings	18,114	(3,156)	14,958
Treasury stock, at cost; 9,379,326 shares respectively	(102,171)		(102,171)
ESOP loan receivable	(217)		(217)
Accumulated other comprehensive loss	(10,291)	(1,351)	(11,642)

Total stockholders’ equity	171,433	(4,507)	166,926

	$1,323,463	$(3,773)	$1,319,690

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2007:

	2007	Restatement Adjustments	2007
	(as filed)		(restated)
REVENUES
Commercial finance	$27,965	$—	$27,965
Financial fund management	16,292	(6,670)	9,622
Real estate	6,472		6,472

	50,729	(6,670)	44,059
COSTS AND EXPENSES
Commercial finance	9,551		9,551
Financial fund management	6,614		6,614
Real estate	5,466		5,466
General and administrative	3,458		3,458
Provision for credit losses	2,773		2,773
Depreciation and amortization	966		966

	28,828	—	28,828

OPERATING INCOME	21,901	(6,670)	15,231
Interest expense	(14,677)		(14,677)
Minority interests	(1,091)		(1,091)
Other expense, net	(18,368)		(18,368)

	(34,136)	—	(34,136)

Loss from continuing operations before taxes	(12,235)	(6,670)	(18,905)
Benefit for income taxes	(5,873)	(2,067)	(7,940)

Loss from continuing operations	(6,362)	(4,603)	(10,965)
Loss from discontinued operations, net of tax	(12)		(12)

NET LOSS	$(6,374)	$(4,603)	$(10,977)

Basic loss per common share:
Continuing operations	$(0.37)	$(0.26)	$(0.63)
Discontinued operations	—	—	—

Net loss	$(0.37)	$(0.26)	$(0.63)

Weighted average shares outstanding	17,428	17,428	17,428

Diluted loss per common share:
Continuing operations	$(0.37)	$(0.26)	$(0.63)
Discontinued operations	—	—	—

Net loss	$(0.37)	$(0.26)	$(0.63)

Weighted average shares outstanding	17,428	17,428	17,428

Dividends declared per common share	$0.07		$0.07

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2006:

	2006	Restatement Adjustments	2006
	(as filed)		(restated)
REVENUES
Commercial finance	$7,089	$—	$7,089
Financial fund management	12,387	239	12,626
Real estate	4,564		4,564

	24,040	239	24,279
COSTS AND EXPENSES
Commercial finance	3,631		3,631
Financial fund management	4,552		4,552
Real estate	3,013		3,013
General and administrative	2,789		2,789
Provision for credit losses	45		45
Depreciation and amortization	709		709

	14,739	—	14,739

OPERATING INCOME	9,301	239	9,540
Interest expense	(4,591)		(4,591)
Minority interests	(560)		(560)
Other (expense) income, net	2,528		2,528

	(2,623)	—	(2,623)

Income from continuing operations before taxes	6,678	239	6,917
Provision for income taxes	2,210	103	2,313

Income from continuing operations	4,468	136	4,604
Loss from discontinued operations, net of tax	(19)		(19)

NET INCOME	$4,449	$136	$4,585

Basic earnings per common share:
Continuing operations	$0.26	$0.01	$0.27
Discontinued operations	—	—	—

Net income	$0.26	$0.01	$0.27

Weighted average shares outstanding	17,292	17,292	17,292

Diluted earnings per common share:
Continuing operations	$0.23	$0.01	$0.24
Discontinued operations	—	—	—

Net income	$0.23	$0.01	$0.24

Weighted average shares outstanding	19,122	19,122	19,122

Dividends declared per common share	$0.06		$0.06

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s Consolidated Statement of Cash Flows for the three months ended December 31, 2007:

	2007	Restatement Adjustments	2007
	(as filed)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,374)	$(4,603)	$(10,977)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisitions:
Impairment charge on collateralized debt obligation investments	1,017	—	1,017
Depreciation and amortization	1,290		1,290
Provision for credit losses	2,773		2,773
Equity in earnings of unconsolidated entities	(3,609)	6,670	3,061
Minority interests	1,091		1,091
Distributions from unconsolidated entities	4,764		4,764
Losses on sales of loans held-for-sale	18,332	—	18,332
Gains on sales of investment securities available-for-sale	—		—
Gains on sales of assets	(301)		(301)
Deferred income tax benefit	(5,487)	(2,801)	(8,288)
Non-cash compensation on long-term incentive plans	905		905
Non-cash compensation issued	110		110
Non-cash compensation received	(97)		(97)
Decrease in commercial finance investments	7,455		7,455
Changes in operating assets and liabilities	(979)	734	(245)

Net cash provided by operating activities of continuing operations	$20,890	$—	$20,890

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2007 AND 2006 – (Continued)

The following sets forth the effect of the restatement on the applicable line items in the Company’s Consolidated Statement of Cash Flows for the three months ended December 31, 2006:

	2006	Restatement Adjustments	2006
	(as filed)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,449	$136	$4,585
Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Impairment charge on collateralized debt obligation investments	—	—	—
Depreciation and amortization	810		810
Provision for credit losses	45		45
Equity in earnings of unconsolidated entities	(3,981)	(239)	(4,220)
Minority interests	560		560
Distributions from unconsolidated entities	3,941		3,941
Losses on sales of loans held-for-sale	—	—	—
Gains on sales of investment securities available-for-sale	(1,347)		(1,347)
Gains on sales of assets	(74)		(74)
Deferred income tax benefit	(671)	103	(568)
Non-cash compensation on long-term incentive plans	401		401
Non-cash compensation issued	797		797
Non-cash compensation received	(673)		(673)
Increase in commercial finance investments	(63,594)		(63,594)
Changes in operating assets and liabilities	(7,706)		(7,706)

Net cash used in operating activities of continuing operations	$(67,043)	$—	$(67,043)

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

As of December 31, 2007, the Company consolidated three CDO issuers (Apidos CDO VI, Apidos CDO VII and Resource Europe II). Subsequent to December 31, 2007, the Company determined to end the warehouse agreements for Apidos CDO VII and Resource Europe II (see Note 13). The underlying loans were sold in late January and early February 2008. Accordingly, the Company reclassified these loans and recorded a loss on the reclassification in the quarter ended December 31, 2007. The loss is included in other (expense) income in the consolidated statements of operations (see Note 19). The assets and liabilities of those CDO issuers, which were included in the Company’s consolidated balance sheets at December 31, 2007 in accordance with FIN 46-R, will not be consolidated in subsequent periods as a result of the sale. The restricted cash (see Note 6) securing the warehouse agreements was retained by the warehouse lender. Additionally, the Company has no additional warehouse loss exposure under these facilities and is relieved of its commitments (see Note 20).

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allowance for Credit Losses – (Continued)

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

December 31, 2007

(unaudited)

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008). The Company is currently evaluating the expected effect, if any; SFAS 159 will have on its consolidated financial statements.

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

December 31, 2007

(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended December 31,
	2007	2006
Cash paid during the period for:
Interest	$18,279	$1,650
Income taxes	$1,224	$61

Non-cash activities include the following:
Transfer of loans held for investment (see Note 13):
Reduction of loans held for investment	$194,207	$—
Termination of associated warehouse credit facility	$(194,207)	$—
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	$(51,524)	$(210,129)
Proceeds from sale of loans	$152,843	$2,630
Principal payments on loans	$7,366	$6,143
Use of funds held in escrow for purchases of loans	$(3,000)	$—
(Losses) gains on sale of loans	$(29)	$2
(Repayments of) borrowings on associated secured warehouse credit facilities	$(107,841)	$201,355
Acquisition of leasing assets of NetBank Business Finance (see Note 8):
Commercial finance assets acquired	$412,541	$—
Purchase of building and other assets	$7,835	$—
Debt incurred for acquisition	$(391,176)	$—
Liabilities assumed	$(21,178)	$—

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 5 – EARNINGS PER SHARE

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

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended December 31,
	2007	2006
Shares
Basic shares outstanding	17,428	17,292
Dilutive effect of stock option and award plans (1)	—	1,830

Dilutive shares outstanding	17,428	19,122

(1)	As of December 31, 2007, all outstanding options and other equity awards were antidilutive due to the loss for the quarter and therefore, were excluded from the computation of diluted EPS. In addition, of the options outstanding at December 31, 2007, 993,007 were at exercise prices exceeding the average market price of the Company’s stock for the three months ended December 31, 2007. The exercise prices on these options range from $15.91 to $27.84. As of December 31, 2006, all outstanding options were dilutive.

NOTE 6 – RESTRICTED CASH

At December 31, 2007, the Company held $76.6 million of restricted cash, which was comprised of the following (in thousands):

	December 31, 2007		September 30, 2007
	(unaudited)
Escrow funds – financial fund management	$51,906	(1)	$12,282
Collection accounts – commercial finance	23,719	(2)	5,884
Other	988		1,174

	$76,613		$19,340

(1)	At December 31, 2007, Apidos CDO VI held $37.1 million in trust. In addition, the Company held $14.8 million in escrow as required by the warehouse agreements for Apidos CDO VII and Resource Europe II. These funds were retained by the lenders due to the termination of these facilities (see Notes 7, 13, 19 and 20).
(2)	The Company is required under the existing credit facilities for its commercial finance operations to maintain collection accounts. The significant increase in borrowings under those facilities, principally to fund the acquisition of NetBank (see Notes 8 and 13), resulted in an increase in cash held in the collection accounts at December 31, 2007.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 7 – LOANS

Loans Held for Investment

The following is a summary of the Company’s secured bank loans held for investment by CDO issuers that the Company consolidated in accordance with FIN 46-R (in thousands):

	December 31, 2007	September 30, 2007
Principal	$199,020	$284,906
Unamortized premium	314	1,160
Unamortized discount	(1,155)	(138)

	198,179	285,928
Allowance for credit losses	(458)	—

Loans held for investment, net	$197,721	$285,928

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

Loans Held-for-Sale

As of December 31, 2007, the Company consolidated three CDO issuers (Apidos, CDO VI, Apidos CDO VII and Resource Europe II). Subsequent to December 31, 2007, the Company determined to end the warehouse agreements for Apidos CDO VII and Resource Europe II (see Note 13). The underlying loans were sold in late January and early February 2008. As a result, the Company reclassified $112.6 million of loans held for investment that had secured these warehouse facilities to loans held-for-sale. In connection with the reclassification, the Company recorded an $18.3 million charge to reduce these loans to fair value (see Note 19). The assets and liabilities of those CDO issuers, which were included in our consolidated balance sheets at December 31, 2007 in accordance with FIN 46-R, will not be consolidated in subsequent periods as a result of the sale. The restricted cash (see Note 6) securing the warehouse agreements was retained by the warehouse lender. Additionally, the Company has no additional loss exposure and is relieved of its commitments (see Note 20).

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 8 – INVESTMENTS IN COMMERCIAL FINANCE

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

NetBank Business Finance. On November 7, 2007, the Company acquired at a discount a portfolio of over 10,000 equipment leases and loans to small businesses, of NetBank Business Finance, a division of NetBank, from the Federal Deposit Insurance Corporation which held it in receivership, for $412.5 million. Financing for this transaction was provided by borrowings under the Company’s existing warehouse credit facility and a new facility with Morgan Stanley Bank and Morgan Stanley Asset Funding Inc. (see Note 13).

The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the respective portfolio acquisitions (in thousands):

	NetBank	Dolphin Capital Corp.
Leases and notes	$412,539	$—
Property and equipment and other assets	6,168	1,667
Liabilities assumed	(21,176)	—
Borrowings under debt facilities	(389,683)	(1,493)

Net cash paid for acquisition	$7,848	$174

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	December 31, 2007	September 30, 2007

Notes receivable	$471,516	$192,262
Direct financing leases, net	152,387	44,100
Future payment card receivables, net	23,686	6,899
Assets subject to operating leases, net of accumulated depreciation of $27 and $7	200	250
Allowance for credit losses	(1,395)	(120)

Investments in commercial finance, net	$646,394	$243,391

The interest rates on notes receivable generally range from 7% to 15%.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 8 – INVESTMENTS IN COMMERCIAL FINANCE – (Continued)

Commercial Finance Assets – (Continued)

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

Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on factoring their future credit card receipts. The components of future payment card receivables are as follows (in thousands):

	December 31, 2007	September 30, 2007
Total future payment card receivables	$28,111	$8,135
Unearned income	(4,425)	(1,236)

Investments in future payment card receivables	$23,686	$6,899

The following table summarizes the activity in the allowance for credit losses (in thousands):

	LEAF	Merit	Total
Balance, October 1, 2007	$—	$120	$120
Provision for credit losses	1,586	729	2,315
Charge-offs, net of recoveries	(616)	(424)	(1,040)

Balance, December 31, 2007	$970	$425	$1,395

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 9 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	December 31,		September 30, 2007
	2007	2006
Real estate loans:
Balance, beginning of period	$27,765	$28,739	$28,739
New loans	—	—	1,597
Additions to existing loans	—	—	42
Collection of principal	(1,602)	(281)	(3,373)
Other	165	47	760

Balance, end of period	26,328	28,505	27,765
Less: allowance for credit losses	(629)	(770)	(629)

Net real estate loans	25,699	27,735	27,136
Real estate:
Ventures	9,863	9,421	9,769
Owned, net of accumulated depreciation of $2,223, $1,833, and $2,125	13,703	12,336	12,136

Total real estate	23,566	21,757	21,905

Investments in real estate	$49,265	$49,492	$49,041

NOTE 10 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company’s investment securities available-for-sale are carried at fair market value based on market quotes. Unrealized gains or losses, net of tax, are included in accumulated comprehensive loss in stockholders’ equity.

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK) (see Note 18), in addition to investments in the CDO issuers it has sponsored and manages, as follows (in thousands):

	December 31, 2007	September 30, 2007
RCC stock, including unrealized losses of $11,309 and $7,344	$18,272	$22,099
TBBK stock, including unrealized gains of $418 and $1,010	1,592	2,184
CDO securities, including net unrealized losses of $8,547 and $7,543	25,281	27,494

Investment securities available-for-sale	$45,145	$51,777

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 10 – INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 11 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements. The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	December 31, 2007		September 30, 2007		Range of Combined Partnership Interests
	(restated	)	(restated	)
Trapeza entities (1)	$11,621		$18,755		13% – 50%
Financial fund management partnerships	7,582		7,185		5% – 10%
Real estate investment partnerships	8,111		7,926		5% – 11%
Commercial finance investment partnerships	2,002		2,109		1% – 5%
Tenant-in-Common (“TIC”) property interest (2)	1,503		3,367		N/A

Investments in unconsolidated entities	$30,819		$39,342

(1)	Includes the Company’s 50% equity interest in one of the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC (“TCM”). The Company does not consolidate TCM since it does not have control over it.
(2)	The Company held an interest in one TIC property. Of the Company’s 49% ownership interest in the property, 13.8% and 32.9% remained available for sale to investors at December 31 and September 30, 2007, respectively.

Summarized operating data for TCM is presented below (in thousands):

	Three Months Ended December 31,
	2007	2006
Management fees	$2,910	$3,839
Operating expenses	(890)	(824)
Other expense	(67)	(29)

Net income	$1,953	$2,986

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Lives	December 31, 2007	September 30, 2007
Land (1)	—	$200	$—
Building (1)	39 years	1,667	—
Leasehold improvements	1-15 years	5,539	4,420
Real estate assets – FIN 46-R	40 years	3,900	3,900
Furniture and equipment	3-10 years	10,178	9,438

		21,484	17,758
Accumulated depreciation and amortization		(6,242)	(5,472)

Property and equipment, net		$15,242	$12,286

(1)	Reflects the value of the land and building located in Moberly, Missouri which the Company acquired from Dolphin Capital Corp. (see Notes 8 and 13 ).

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 13 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of December 31, 2007			As of September 30, 2007
	Amount of Facility	Balance		Balance
	(in millions)	(in thousands)		(in thousands)
Financial fund management:
Secured warehouse credit facilities consolidated under FIN 46-R	$300.0	$54,018		$50,626
	589.2	89,050		223,549
	—	—		165,364
CDO senior notes consolidated under FIN 46-R, net	218.0	212,950	(1)	—

Subtotal – Financial fund management	$1,107.2	356,018		439,539

Commercial finance:
Secured revolving credit facilities	$150.0	129,600		83,900
	250.0	128,098		137,637
Bridge loans
A Loan	333.4	321,658		—
B Loan	34.7	33,527		—

Subtotal – Commercial finance	$768.1	612,883		221,537

Corporate:
Secured revolving credit facilities	$75.0	56,600		29,600
	14.0	8,000		—

Subtotal – Corporate	$89.0	64,600		29,600

Other debt		16,975		15,696

Total borrowings outstanding		$1,050,476		$706,372

(1)	The senior notes are shown net of deferred issuance costs of $5.1 million.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 13 – BORROWINGS – (Continued)

Financial fund management—Secured warehouse credit facilities

The Company is a party to various warehouse credit agreements for facilities which provide funding for the purchase of bank loans in the U.S. and Europe. Borrowings under these facilities are consolidated by the Company in accordance with FIN 46-R while the assets accumulate prior to the completion of the CDO. Upon the closing of the CDO, the facility is terminated and the interest is paid. The following financial fund management facilities were in place at December 31, 2007:

•

In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley Bank (“Morgan Stanley”) with interest at LIBOR plus 75 basis points. The Company determined to end this facility at its maturity date on January 16, 2008. The Company has recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of the underlying loans in the portfolio (see Note 19). The facility provides for a guarantee by the Company as well as an escrow deposit (see Notes 6 and 20). The Company has no further exposure under this facility. Average borrowings were $50.5 million at an average interest rate of 5.8% for the three months ended December 31, 2007.

•

In January 2007, a EUR 400.0 million facility (approximately $589.2 million at December 31, 2007) was opened with Morgan Stanley with interest at European LIBOR plus 75 basis points. The Company determined to end this facility at its maturity date on January 11, 2008. The Company has recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of these underlying loans (see Note 19). The facility provides for a guarantee by the Company as well as an escrow deposit (see Notes 6 and 20). The Company has no further exposure under this facility. Average borrowings were $141.9 million at an average interest rate of 5.3% for the three months ended December 31, 2007.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 13 – BORROWINGS – (Continued)

Commercial finance—Secured revolving credit facilities

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

Commercial finance – Bridge loans

In November 2007, an indirect subsidiary of LEAF obtained $368.1 million of bridge financing from Morgan Stanley to fund the NetBank acquisition. The financing agreement provides for two loans – a class A loan and a class B loan. These loans are secured by the assets of the LEAF subsidiary. The agreement terminates on November 1, 2008 unless extended at the discretion of the lender. However, any outstanding borrowings as of that date will continue to amortize until fully repaid, at a higher rate of interest. The Company has entered into an interest rate swap agreement to mitigate fluctuations in the interest rate on this facility (see Note 15). The swap agreement matures in September 2011.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

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

Other debt – Mortgage loans

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

In November 2007, in conjunction with the acquisition of the net business assets of Dolphin Capital Corp., the Company obtained a $1.5 million first mortgage on an office building in Moberly, Missouri. The mortgage is due in December 2037, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077 (see Note 8).

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 13 – BORROWINGS – (Continued)

Other debt – Notes

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

December 31, 2007

(unaudited)

NOTE 14 – COMPREHENSIVE (LOSS) INCOME

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

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
Net (loss) income	$(10,977)	$4,585
Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities available-for-sale net of tax of $(2,167) and $2,292	(4,477)	2,300
Less: reclassification for losses (gains) realized in net income, net of tax of $433 and $(579)	598	(768)

	(3,879)	1,532

Minimum pension liability adjustment, net of tax of $35 and $0	(35)	—
Unrealized (losses) gains on hedging contracts, net of tax $(2,450) and $9	(3,622)	13
Foreign currency translation gain	496	187

Comprehensive (loss) income	$(18,017)	$6,317

The changes in accumulated other comprehensive (loss) income associated with cash flow hedge activities (see Note 15) were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
Balance at beginning of period	$(732)	$—
Current period changes in fair value, net of tax of $(2,450) and $9	(2,890)	13

Balance at end of period	$(3,622)	$13

NOTE 15 – DERIVATIVE INSTRUMENTS

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 15 – DERIVATIVE INSTRUMENTS – (Continued)

At December 31, 2007, the notional amount of outstanding interest rate swaps was $546.0 million. Assuming that market rates remain constant with the rates at December 31, 2007, $1.7 million of the net losses in accumulated other comprehensive loss would be recognized in earnings over the next 12 months.

NOTE 16 – INCOME TAXES

The Company recorded the following (benefit) provision for income taxes, as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
(Benefit) provision for income taxes, at estimated effective rates	$(7,940)	$2,975
Net decrease in valuation allowance	—	(662)

(Benefit) provision for income taxes	$(7,940)	$2,313

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Taxes—an Interpretation of SFAS 109,” which provides guidance on the measurement and recognition and disclosure of tax positions taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition and classification. FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. Effective October 1, 2007, the Company adopted the provisions of FIN 48, which did not have an impact on its consolidated balance sheets on date of adoption nor as of December 31, 2007. In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 16 – INCOME TAXES – (Continued)

The Company is also required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets. The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.

NOTE 17 – STOCK-BASED COMPENSATION

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 17 – STOCK-BASED COMPENSATION – (Continued)

Restricted Stock – (Continued)

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

Aggregate information regarding the Company’s employee stock options as of December 31, 2007 is as follows:

Stock Options Outstanding	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance – beginning of year	3,316,761	$8.49
Granted	10,000	$16.49
Exercised	(23,125)	$6.84
Forfeited	(1,000)	$17.26

Balance – end of period	3,302,636	$8.53	4.5	$22,554,077

Exercisable – end of period	2,995,267	$7.55

Available for grant	883,011 (1)

(1)	Reduced for other equity shares awards that have been granted under the 2005 employee stock plan.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 17 – STOCK-BASED COMPENSATION – (Continued)

The following table summarizes the activity for nonvested employee stock options and restricted stock during the three months ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Outstanding – beginning of year	297,870	$7.70
Granted	10,000	$5.87
Vested	—	$—
Forfeited	(500)	$6.75

Outstanding – end of period	307,370	$7.57

Nonvested Restricted Stock
Outstanding – beginning of year	199,708	$22.50
Granted	107,969	$16.30
Vested	—	$—
Forfeited	(961)	$25.99

Outstanding – end of period	306,716	$20.66

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities. The following table details the receivables and payables with these related parties (in thousands):

	December 31, 2007	September 30, 2007
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$7,544	$9,229
Financial fund management entities	4,788	5,341
Real estate investment partnerships and TIC property interests	4,868	3,439
RCC	3,199	2,034
Other	79	134

Receivables from managed entities and related parties, net	$20,478	$20,177

Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$2,361	$1,163
TBBK	200	—

Payables to managed entities	$2,561	$1,163

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities. In addition, the Company reimburses another related entity for certain operating expenses. The following table details those activities (in thousands):

	Three Months Ended December 31,
	2007	2006
	(restated )	(restated )
Financial Fund Management—fees from managed entities (1)	$3,038	$2,795
Real Estate—fees from investment partnerships and TIC property interests	2,222	2,338
Commercial finance—fees from investment partnerships	8,503	2,128
RCC:
Management, incentive and servicing fees	2,776	2,828
Reimbursement of expenses from RCC	93	264
Dividends received	804	823
Atlas America – reimbursement of net costs and expenses	155	196
Anthem Securities:
Payment of operating expenses	—	(198)
Reimbursement of costs and expenses	—	201
1845 Walnut Associates Ltd—payment of rent and operating expenses	(120)	(159)
9 Henmar LLC—payment of broker/consulting fees	(167)	(158)
Ledgewood P.C. – payment of legal services	(160)	(57)

(1)	Excludes the non-cash incentive fee on the unrealized appreciation (depreciation) in the book value of Trapeza partnership securities totaling ($4.3 million) and ($77,000) for the quarters ended December 31, 2007 and 2006, respectively.

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

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

NOTE 19 – OTHER (EXPENSE) INCOME, NET

The following table details the Company’s other (expense) income, net (in thousands):

	Three Months Ended December 31,
	2007	2006
Other expense:
Loss on loans held-for-sale	$(18,332)	$—
Impairment charge on CDO investments	(1,017)	—

	(19,349)	—

Other income:
RCC dividend income	804	823
Gain on sale of TBBK shares	—	1,347
Interest income and other income, net	177	358

	981	2,528

Other (expense) income, net	$(18,368)	$2,528

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

NOTE 20 – COMMITMENTS AND CONTINGENCIES

The Company entered into a master lease agreement with one of the TIC programs it sponsored and manages. This agreement requires that the Company fund up to $1.0 million for capital improvements for the TIC property over the next 19 years.

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 20 – COMMITMENTS AND CONTINGENCIES – (Continued)

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

The warehouse agreements with Morgan Stanley for Resource Europe II and Apidos CDO VII provide for guarantees by the Company of potential losses on a portfolio of bank loans. These guarantees, which totaled $18.8 million at December 31, 2007, were eliminated upon the termination of the warehouse agreements and the sale of the underlying loans in late January and early February 2008 (see Notes 6, 7, 13 and 19).

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

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 21 – OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions. In addition to its reporting operating segments, certain other activities are reported in the “all other” category. Restated summarized operating segment data are as follows (in thousands):

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
			(restated)		(restated)
Three Months Ended December 31, 2007
Revenues from external customers	$28,002	$6,677	$12,441	$—	$47,120
Equity in losses of unconsolidated entities	(37)	(205)	(2,819)	—	(3,061)

Total revenues	27,965	6,472	9,622	—	44,059
Segment operating expenses	(9,551)	(5,466)	(6,614)	—	(21,631)
Depreciation and amortization	(468)	(185)	(81)	(232)	(966)
Interest expense	(8,220)	(260)	(5,232)	(965)	(14,677)
Provision for credit losses	(2,315)	—	(458)	—	(2,773)
Other income (expense), net	53	95	(19,397)	(2,577)	(21,826)
Minority interests	(655)	—	(436)	—	(1,091)

Income (loss) before intercompany interest expense and income taxes	6,809	656	(22,596)	(3,774)	(18,905)
Intercompany interest expense	(1,527)	—	—	1,527	—

Income (loss) from continuing operations before income taxes	$5,282	$656	$(22,596)	$(2,247)	$(18,905)

Three Months Ended December 31, 2006
Revenues from external customers	$7,095	$4,732	$8,232	$—	$20,059
Equity in (losses) earnings of unconsolidated entities	(6)	(168)	4,394	—	4,220

Total revenues	7,089	4,564	12,626	—	24,279
Segment operating expenses	(3,631)	(3,013)	(4,552)	—	(11,196)
Depreciation and amortization	(327)	(169)	(14)	(199)	(709)
Interest expense	(2,013)	(261)	(2,275)	(42)	(4,591)
Provision for credit losses	(45)	—	—	—	(45)
Other (expense) income, net	(42)	43	(241)	(21)	(261)
Minority interests	(58)	—	(502)	—	(560)

Income (loss) before intercompany interest expense and income taxes	973	1,164	5,042	(262)	6,917
Intercompany interest expense	(506)	—	(1,422)	1,928	—

Income from continuing operations before income taxes	$467	$1,164	$3,620	$1,666	$6,917

RESOURCE AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2007

(unaudited)

NOTE 21 – OPERATING SEGMENTS – (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
			(restated)	(restated)	(restated)
Segment assets
December 31, 2007	$721,214	$146,335	$466,800	$(14,659)	$1,319,690
December 31, 2006	$192,668	$145,074	$399,107	$(29,923)	$706,926

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

Geographic Information. Revenues generated from the Company’s European operations totaled $3.2 million and $1.5 million for the three months ended December 31, 2007 and 2006, respectively. Included in segment assets as of December 31, 2007 and 2006 were $106.4 million and $130.9 million, respectively, of European assets, primarily loans held for sale and investment.

Major Customer. In December 31, 2007 and 2006, the management and acquisition fees that the Company received from RCC were $2.8 million and $2.8 million, respectively, or 6.3% and 11.6%, respectively, of its consolidated revenues. These fees have been reported as revenues by each of the Company’s operating segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K/A for the period ended September 30, 2007. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Restatement of Previously Issued Financial Results

We have restated our consolidated balance sheets as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended September 30, 2007, 2006 and 2005, including the applicable notes as reflected in our 2007 Form 10-K/A. We are restating our consolidated balance sheets as of December 31, 2007 and September 30, 2007. We are also restating our consolidated statements of operations, changes in shareholder’s equity and cash flows for the three months ended December 31, 2007 and 2006, including the applicable notes as reflected in this Form 10-Q/A filing. For more information about the restatement, please see the Explanatory Note to this report and Note 2 of notes to consolidated financial statements, “Restatement of Consolidated Financial Statements for the three months ended and as of December 31, 2007 and 2006.”

The following discussion and analysis of our financial condition and results of operations incorporate the restated amounts.

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

Due to the current status of global credit markets, we continue to believe that the CDO markets will slow substantially in 2008, limiting our ability to generate additional assets under management through this channel. Our CDO vehicles have been significantly affected by these conditions and, in particular, have been impacted by continued credit market turbulence and reduction in global liquidity. Specifically, two secured warehouse credit facilities which we consolidated under FIN 46-R have been impacted. We determined to end these facilities on their expiration dates of January 11 and January 16, 2008, respectively. We had provided limited guarantees totaling $18.8 million under these facilities which were supported by escrow deposits of $14.8 million. The expiration of these facilities necessitated the sale of the loans securing them in late January and early February 2008 which resulted in the reclassification and caused a $10.5 million charge, net of tax, to be recorded in the quarter ended December 31, 2007 and triggered our guarantee. As a result, our escrow deposits have been retained by the warehouse lenders and we will be required to pay an additional $4.6 million to cover our guarantee in February 2008. As of February 2008, we have no further commitments under these credit facilities. In addition to the $10.5 million charge, net of tax, our loans held-for-sale, our assets under management, our borrowings and our restricted cash will decrease by $112.6 million, $134.4 million, $143.1 million and $14.8 million, respectively.

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

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of December 31, 2007 (a)
Financial fund management	31	12	—	—
Real estate	2	6	7	2
Commercial finance	—	3	—	1

	33	21	7	3

As of December 31, 2006 (a)
Financial fund management	22	11	—	—
Real estate	1	5	6	—
Commercial finance	—	2	—	1

	23	18	6	1

(a)	All of our operating segments manage assets on behalf of RCC.

As of December 31, 2007 and 2006, we managed $17.9 billion and $13.6 billion of assets, respectively, for the accounts of institutional and individual investors and RCC, a REIT we sponsored and manage for our own account and on warehouse facilities in the following asset classes (in millions):

	As of December 31, 2007					As of December 31, 2006
	Institutional and Individual Investors	RCC	Company	Assets Held on Warehouse Facilities	Total	Total
Trust preferred securities (1) (4)	$5,101	$—	$—	$90	$5,191	$4,328
Bank loans (1) (5)	1,855	931	198	134	3,118	2,509
Asset-backed securities (1)	5,752	395	—	—	6,147	4,860
Real properties (2)	535	—	—	—	535	403
Mortgage and other real estate-related loans (2)	—	929	180	—	1,109	756
Commercial finance assets (3)	958	95	646	—	1,699	682
Private equity and hedge fund assets (1)	100	—	—	—	100	78

	$14,301	$2,350	$1,024	$224	$17,899	$13,616

(1)	We value these assets at their amortized cost.
(2)	We value our managed real estate assets as the sum of: the amortized cost of our commercial real estate loans; the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; the amount of our outstanding legacy loan portfolio; and the book value of our interests in real estate.
(3)	We value our commercial finance assets as the sum of the book value of the equipment and notes and future receivable advances financed by us.
(4)	The trust preferred securities are being held on warehouse facilities which is without recourse to us.
(5)	The bank loans were being held on two separate warehouse facilities which were consolidated on our balance sheets at December 31, 2007 and for which we have a guarantor liability of $18.8 million in the aggregate. We terminated the related warehouse facilities in January 2008 and the bank loans were sold in late January and early February 2008. We have no further exposure under these warehouse facilities.

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

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
Fund management revenues (1)	$14,243	$13,059
Finance and rental revenues (2)	25,412	7,595
RCC management fees	2,371	1,706
Net gain from TIC property interests (3)	171	91
Other (4)	1,862	1,828

	$44,059	$24,279

(1)	Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our financial fund management and real estate operations.
(2)	Includes interest income on bank loans from our financial fund management operations, interest and accreted discount income from our real estate operations, interest and rental income from our commercial finance operations and revenues from certain real estate assets.
(3)	Reflects net gains recognized by our real estate segment on the sale of TIC interests to outside investors.
(4)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

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

The following table sets forth information related to our commercial finance assets managed (in millions):

	As of December 31,
	2007	2006
LEAF Financial	$623	$172
Merit Capital Advance	23	—
LEAF I	102	90
LEAF II	343	321
LEAF III	502	—
RCC	95	89
Merrill Lynch	11	10

	$1,699	$682

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

	Three Months Ended December 31,
	2007	2006
Revenues: (1)
Finance revenues – LEAF	$14,259	$2,938
Finance revenues – Merit	2,168	—
Acquisition fees	5,704	1,006
Fund management fees	3,997	2,458
Other	1,837	687

	$27,965	$7,089

Cost and expenses:
LEAF costs and expenses	$8,160	$3,631
Merit costs and expenses	1,391	—

	$9,551	$3,631

(1)	Total revenues include RCC servicing and originations fees of $426,000 and $348,000 for the three months ended December 31, 2007 and 2006, respectively.

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

Costs and Expenses—Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

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

Results of Operations: Real Estate

In real estate, we manage four classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment limited partnerships, limited liability companies and TIC property interests;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of real estate loans, acquired at a discount from the U.S. Department of Housing and Urban Development, or HUD.

	As of December 31,
	2007	2006
	(in millions)
Assets under management:
Commercial real estate debt	$935	$656
Real estate investment entities	534	403
Legacy portfolio	100	100
HUD portfolio	75	—

	$1,644	$1,159

During the three months ended December 31, 2007, our real estate operations were affected by four principal trends or events:

•	the transition of property management from third party managers to our internal multi-family manager, Resource Residential, which commenced operations in October 2007;

•	the continuing volatility and reduction in liquidity in global credit markets have decreased transactions and financings which affect our commercial real estate debt platform;

•	an increased number of distressed real estate opportunities that are available to purchase; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships and the sponsorship of TIC property interests.

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

Revenues—Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

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

Costs and Expenses—Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

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

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions):

	As of December 31, 2007
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Trapeza	$5,101	$—	$90	$5,191
Apidos	1,620	931	54	2,605
Ischus	5,752	395	—	6,147
Resource Europe	433	—	80	513
Other company-sponsored partnerships	100	—	—	100

	$13,006	$1,326	$224	$14,556

	As of December 31, 2006
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total
Trapeza	$4,017	$—	$311	$4,328
Apidos	1,067	614	583	2,264
Ischus	3,597	396	867	4,860
Resource Europe	—	—	245	245
Other company-sponsored partnerships	78	—	—	78

	$8,759	$1,010	$2,006	$11,775

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

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs. As a result of recent conditions in the global credit markets, our ability to sponsor CDOs in the future may be limited. As a consequence, while we expect that the existing CDO issuers we manage will continue to provide us with a stream of management fee revenues, we may be unable to increase those revenues during fiscal 2008 or they may decrease. For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended December 31,
	2007	2006
	(restated)	(restated)
Revenues:
Fund management fees	$6,447	$4,908
Interest income on loans	6,580	3,212
Limited and general partner interests	(5,280)	1,718
Earnings on unconsolidated CDOs	813	445
Earnings of Structured Finance Fund partnerships	463	529
RCC management fees and equity compensation	434	1,470
Other	165	344

	$9,622	$12,626

Costs and expenses:
General and administrative expenses	$6,493	$3,878
Equity compensation expense	110	673
Expenses of Structured Finance Fund partnerships	11	1

	$6,614	$4,552

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues – Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

Revenues decreased $3.0 million (24%) for the three months ended December 31, 2007. We attribute the decrease to the following:

•	a $1.5 million increase in fund management fees, primarily from the following;

•

a $2.4 million increase in collateral management fees principally as a result of the completion of seven new CDOs since December 31, 2006 coupled with a full quarter of collateral management fees from three previously completed CDOs; offset in part by

•

a $909,000 decrease in portfolio management fees received in connection with the formation of Trapeza CDO XI during the three months ended December 31, 2006. No such fee was received during the three months ended December 31, 2007.

•	a $3.4 million increase in interest income on loans held for investment, resulting primarily from the following:

•

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

•

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

•	a $7.0 million decrease in revenues from our limited and general partner interests, primarily from the following:

•	a $6.7 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; and

•	a $347,000 decrease from our share of the operating results of unconsolidated partnerships we have sponsored.

•	a $368,000 increase in our earnings in unconsolidated CDOs as a result of a net increase in earnings from investments in fourteen previously sponsored CDO issuers;

•	a $1.0 million decrease in RCC management fees and equity compensation, reflecting a $99,000 decrease in management fees and a $937,000 decrease in equity compensation; and

•

a $179,000 decrease in other revenue, resulting primarily from the interest spread earned on loans and ABS assets accumulating on warehouse facilities with third parties based on the terms of warehousing agreements during the three months ended December 31, 2006. No such spread was received during the three months ended December 31, 2007.

Costs and Expenses – Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

Costs and expenses of our financial fund management operations increased $2.1 million (45%) for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. We attribute the increase to the following:

•	a $2.6 million increase in general and administrative expenses, primarily from the following:

•	a $1.3 million increase in wages and benefits as a result of additional personnel in response to growth in our assets under management;

•	a $551,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations, which vary depending on the terms of the transactions; and

•	a $493,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations.

•	a $563,000 decrease in equity compensation expense related to the award of RCC restricted stock and options to members of management.

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

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 42% for the three months ended December 31, 2007 compared to a 33% effective rate for the three months ended December 31, 2006. The increase in the effective income tax rate primarily relates to a reduction in our available tax credits as well as the prior year reversal of the valuation allowance by $662,000.

We currently project our effective tax rate to be between 39% and 44% for the remainder of fiscal 2008. Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. See Note 16 to our consolidated financial statements for further information regarding our provision for taxes.

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

We adopted FASB 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109,” effective October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on our consolidated balance sheets or statements of operations (See Note 16 to our consolidated financial statements for further information).

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

We had $19.8 million in cash at December 31, 2007, an increase of $5.2 million (35%) as compared to $14.6 million at September 30, 2007. Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 0.3 to 1.0 for the three months ended December 31, 2007 as compared to 2.5 to 1.0 for the three months ended December 31, 2006. The decrease in this ratio primarily reflects a pre-tax loss of $18.9 million in the three months ended December 31, 2007 as compared to pre-tax income of $6.9 million in the three months ended December 31, 2006, in addition to increased interest expense. Our increased borrowings principally reflect the $218.0 million of senior notes issued by Apidos CDO VI; we acquired all of the equity interests in Apidos CDO VI in December 2007 and in accordance with FIN 46-R, consolidated its assets and liabilities. In addition, we increased our utilization of secured credit facilities, primarily to fund the NetBank acquisition. Correspondingly, this increase in borrowings is further reflected by our ratio of debt to equity, which increased to 406% for the three months ended December 31, 2007 from 223% for the three months ended December 31, 2006.

Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations was $20.9 million, an increase of $87.9 million as compared to the $67.0 million use of cash for the three months ended December 31, 2006, substantially as a result of the following:

•

a $71.0 million decrease in investments in commercial finance assets, reflecting the sale of notes and leases to our investment partnerships. This decrease does not reflect the $583.0 million of commercial finance assets that were acquired in two deals we closed in November 2007 using direct bank financing; and

•

a $17.1 million increase in cash provided from continuing operations, reflecting the $15.6 million reduction in net income, as adjusted to exclude $32.7 million of non-cash charges, including a $19.5 million increase in losses on sales and impairment charges recorded on secured bank loans, $2.7 million of reserves provided for credit losses and $10.5 million of increases in other non-cash charges.

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

Cash Flows from Financing Activities. Net cash provided by our financing activities of continuing operations increased by $137.8 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, principally related to the following:

•	a $190.7 million of funding provided by our credit facilities, net of repayments, reflecting primarily the consolidation of the Apidos CDO VI senior notes; offset, in part by

•	a $51.7 million increase in escrow deposits (see Note 6 to our consolidated financial statements).

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at December 31, 2007 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other debt (1) (3)	$590,051	$134,139	$185,698	$268,373	$1,841
Capital lease obligations (1)	110	42	68	—	—
Secured credit facilities (1) (2)	322,297	200,267	81,729	21,875	18,426
Operating lease obligations	18,296	3,317	5,052	3,512	6,415
Other long-term liabilities	6,035	1,106	1,667	1,458	1,804

Total contractual obligations	$936,789	$338,871	$274,214	$295,218	$28,486

(1)	Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2007; Less than 1 year: $50.8 million; 1-3 years: $61.4 million; 4-5 years: $19.9 million; and after 5 years: $2.6 million.
(2)	Excludes $143.1 million related to borrowings under financial fund management secured warehouse facilities which were terminated in January 2008.
(3)	Includes the repayment of $218.0 million of senior notes for Apidos CDO VI which we consolidated under FIN 46-R.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Guarantees (1)	$23,446	$23,446	$—	$—	$—
Standby letters of credit	246	246	—	—	—
Other commercial commitments (2) (3)	580,547	67,133	109,169	8,214	396,031

Total commercial commitments (4)	$604,239	$90,825	$109,169	$8,214	$396,031

(1)	Our two warehouse agreements with Morgan Stanley secured by $14.8 million in escrow deposits provide for guarantees by us totaling $18.8 million for potential losses on two portfolios of bank loans. These guarantees were eliminated upon the termination of the warehouse agreements and the sale of the underlying loans in late January and early February 2008.
(2)	Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing. Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed (“carveouts”). These carveouts relate to a total of $576.0 million in financing and expire as the related indebtedness is paid down over the next ten years.
(3)	Through our financial fund management subsidiary, we have commitments to purchase an equity interest in all of the CDOs currently in their warehouse stage. These equity commitments, which total approximately $3.5 million as of December 31, 2007, are contingent upon the successful completion of the respective CDOs which are anticipated over the next twelve months. Upon the close of each CDO, the amount of equity we actually purchase may be less or possibly more than the originally estimated commitment.
(4)	All other credit facilities remained substantially unchanged from what was previously disclosed in our Annual Report on Form 10-K/A for fiscal 2007.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K/A for fiscal 2007, at Note 3 of the “Notes to Consolidated Financial Statements.”

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value, or SFAS 159. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (for us, our fiscal year beginning October 1, 2008). We are currently evaluating the expected effect, if any; SFAS 159 will have on our consolidated financial statements.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out a reevaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended report. Based upon that reevaluation, we concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness. Due to this material weakness, our disclosure controls and procedures were not effective as of December 31, 2007 to assure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is properly disclosed. We discuss this material weakness and our remediation of such weakness in Item 9A of our amended Annual Report on Form 10-K/A for the year ended September 30, 2007.

Internal Financial Control

During the three months ended December 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the matters referred to, and incorporated by reference in the preceding paragraph of this amended report.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2007	—	$—	—	$47,416,279
November 1 to November 30, 2007	16,648	$14.16	16,648	$47,180,493
December 1 to December 31, 2007	—	$14.16	—	$47,180,493

Total	16,648		16,648

(1)	In July 2007, the Board of Directors authorized a share repurchase plan under which we may repurchase up to $50.0 million of our outstanding common stock. This plan replaces the previous plan authorized in September 2004. These purchases may be made at any time in the open market or through privately-negotiated transactions.
(2)	Through December 31, 2007, we have repurchased an aggregate of 188,123 shares at a total cost of approximately $2.8 million pursuant to our July 2007 stock repurchase program, at an average cost of $14.99 per share.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)

3.2	Amended and Restated Bylaws of Resource America. (1)

2.1	Asset Purchase Agreement by and among LEAF Financial Corporation, LEAF Funding, Inc., Dolphin Capital Corp. and Lehman Brothers Bank, FSB, dated November 19, 2007. (2)

2.2	Loan Sale Agreement by and between Federal Deposit Insurance Corporation as receiver of NetBank, Alpharetta, Georgia and LEAF Funding, LLC, dated November 2007. (2)

10.1	Receivables Loan and Security Agreement, dated November 1, 2007 among LEAF Capital Funding III, LLC as Borrower; LEAF Financial Corporation as Servicer, Morgan Stanley Bank as Class A Lender and Collateral Agent and Morgan Stanley Asset Funding, Inc. as Class B Lender, U.S. Bank National Association as Custodian and Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services as Backup Servicer). (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Item 9A as filed in Form 10-K/A for the fiscal year ended September 30, 2007.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 19, 2008	By:	/s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: May 19, 2008	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer