Form 10-Q
period 2008-03-31
RESOURCE AMERICA INC
filed 2008-05-19
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

The number of outstanding shares of the registrant’s common stock on May 2, 2008 was 18,144,051.

(To Index)

QUARTERLY REPORT ON FORM 10-Q
For the fiscal quarter ended March 31, 2008
EXPLANATORY NOTE

Resource America, Inc. has filed an Amendment No. 1 on Form 10-K/A (the “Amendment”) that includes restated Quarterly financial information for the quarterly period ended December 31, 2006 and March 31, 2007, which was originally filed on February 11, 2008 (the “Original Filing”).  Our consolidated statements of operations, shareholders’ equity and cash flows for the three months ended December 31, 2006 and March 31, 2007, including the applicable notes were restated in this filing.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements for the Three Months Ended and as of December 31, 2007 and as of and for the three and six month periods ended March 31, 2007” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report.

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

(To Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES

(To Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	September 30, 2007
	(unaudited)	(restated)
ASSETS
Cash	$11,591	$14,624
Restricted cash	35,569	19,340
Receivables	3,496	21,255
Receivables from managed entities	30,556	20,177
Loans sold, not settled	−	152,706
Loans held for investment, net	227,677	285,928
Investments in commercial finance, net	620,226	243,391
Investments in real estate, net	49,890	49,041
Investment securities available-for-sale, at fair value	35,874	51,777
Investments in unconsolidated entities	28,939	39,342
Property and equipment, net	15,716	12,286
Deferred income taxes	41,944	29,877
Goodwill	7,969	7,941
Intangible assets, net	4,598	4,774
Other assets	31,139	18,664
Total assets	$1,145,184	$971,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$78,389	$60,546
Payables to managed entities	1,038	1,163
Borrowings	884,100	706,372
Deferred income tax liabilities	11,124	11,124
Minority interests	14,392	6,571
Total liabilities	989,043	785,776

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,478,489 and 26,986,975 shares issued, respectively (including nonvested restricted stock of 607,397 and 199,708, respectively)	269	268
Additional paid-in capital	266,870	264,747
Retained earnings	15,730	27,171
Treasury stock, at cost; 9,345,672 and 9,369,960 shares, respectively	(101,805)	(102,014)
ESOP loan receivable	(211)	(223)
Accumulated other comprehensive loss	(24,712)	(4,602)
Total stockholders’ equity	156,141	185,347
	$1,145,184	$971,123

The accompanying notes are an integral part of these statements

(To Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(restated)		(restated)
REVENUES
Commercial finance	$32,666	$8,564	$60,631	$15,653
Financial fund management	11,023	16,804	20,645	29,430
Real estate	6,692	7,008	13,164	11,572
	50,381	32,376	94,440	56,655
COSTS AND EXPENSES
Commercial finance	12,233	4,560	21,784	8,191
Financial fund management	6,284	5,401	12,898	9,953
Real estate	5,326	3,195	10,792	6,208
General and administrative	3,757	2,754	7,215	5,543
Provision for credit losses	1,447	−	4,220	45
Depreciation and amortization	989	719	1,955	1,428
	30,036	16,629	58,864	31,368
OPERATING INCOME	20,345	15,747	35,576	25,287

Interest expense	(14,595)	(7,694)	(29,272)	(12,285)
Minority interests	(2,176)	(715)	(3,267)	(1,275)
Other income (expense), net	1,292	1,811	(17,076)	4,339
	(15,479)	(6,598)	(49,615)	(9,221)
Income (loss) from continuing operations before taxes	4,866	9,149	(14,039)	16,066
Provision (benefit) for income taxes	2,886	3,272	(5,054)	5,585
Income (loss) from continuing operations	1,980	5,877	(8,985)	10,481
Income (loss) from discontinued operations, net of tax	3	(37)	(9)	(56)
NET INCOME (LOSS)	$1,983	$5,840	$(8,994)	$10,425

Basic earnings (loss) per common share:
Continuing operations	$0.11	$0.34	$(0.51)	$0.60
Discontinued operations	−	−	−	−
Net income (loss)	$0.11	$0.34	$(0.51)	$0.60
Weighted average shares outstanding	17,504	17,242	17,466	17,267

Diluted earnings (loss) per common share:
Continuing operations	$0.11	$0.31	$(0.51)	$0.55
Discontinued operations	−	−	−	−
Net income (loss)	$0.11	$0.31	$(0.51)	$0.55
Weighted average shares outstanding	18,576	19,027	17,466	19,074

Dividends declared per common share	$0.07	$0.07	$0.14	$0.13

The accompanying notes are an integral part of these statements

(To Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2008
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	ESOP Loan Receivable	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
			(restated)				(restated)
Balance, October 1, 2007, as restated	$268	$264,747	$27,171	$(102,014)	$(223)	$(4,602)	$185,347
Net loss	-	−	(8,994)	-	-	-	(8,994)	$(8,994)
Treasury shares issued	-	123	-	446	-	-	569
Stock-based compensation	-	493	-	-	-	-	493
Restricted stock awards	-	1,326	-	-	-	-	1,326
Issuance of common shares	1	181	-	-	-	-	182
Purchase of treasury shares	-	-		(237)	-	-	(237)
Cash dividends	-	-	(2,447)	-	-	-	(2,447)
Other comprehensive loss	-	-	-	−	-	(20,110)	(20,110)	(20,110)
Total comprehensive loss	-	-	-	−	-	−	−	$(29,104)
Repayment of ESOP loan	-	-	-	-	12	-	12
Balance, March 31, 2008	$269	$266,870	$15,730	$(101,805)	$(211)	$(24,712)	$156,141

The accompanying notes are an integral part of this statement

(To Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2008	2007
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,994)	$10,425
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of acquisitions:
Impairment charge on collateralized debt obligation investments	1,149	−
Depreciation and amortization	2,509	1,721
Provision for credit losses	4,220	45
Minority interests	3,267	1,275
Equity in losses (earnings) of unconsolidated entities	1,373	(8,939)
Distributions from unconsolidated entities	8,658	7,852
Loss on sales of loans	18,530	−
Gains on sales of assets	(2,033)	(5,307)
Deferred income tax benefit	735	(3,603)
Non-cash compensation on long-term incentive plans	2,388	1,316
Non-cash compensation issued	62	1,174
Non-cash compensation received	356	(1,396)
Decrease (increase) in commercial finance investments	31,876	(92,246)
Changes in operating assets and liabilities	(36,948)	(5,211)
Net cash provided by (used in) operating activities of continuing operations	27,148	(92,894)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,549)	(1,494)
Payments received on real estate loans and real estate	8,104	8,401
Investments in real estate	(4,074)	(10,163)
Purchase of investments	(239,551)	(9,881)
Proceeds from sale of investments	5,215	4,694
Principal payments received on loans	6,126	−
Net cash paid for acquisitions	(8,022)	−
Increase in other assets	(3,795)	(1,775)
Net cash used in investing activities of continuing operations	(241,546)	(10,218)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	616,335	356,944
Principal payments on borrowings	(385,314)	(262,651)
Minority interest contributions	315	−
Minority interest distributions	(1,243)	(968)
Dividends paid	(2,447)	(2,287)
Increase in restricted cash	(16,229)	(8,969)
Proceeds from issuance of stock	182	927
Purchase of treasury stock	(237)	−
Tax benefit from the exercise of stock options	−	1,887
Net cash provided by financing activities of continuing operations	211,362	84,883
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	3	(49)
Financing activities	−	(1,145)
Net cash provided by (used in) discontinued operations	3	(1,194)
Decrease in cash	(3,033)	(19,423)
Cash at beginning of period	14,624	37,622
Cash at end of period	$11,591	$18,199

The accompanying notes are an integral part of these statements

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (“fiscal 2007”).  The results of operations for the three and six months ended March 31, 2008 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2008 (“fiscal 2008”).

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR
ENDED SEPTEMBER 30, 2007 AND AS OF AND FOR THE THREE MONTHS ENDED
DECEMBER 31, 2007 AND AS OF AND FOR THE THREE AND SIX MONTHS ENDED
March 31, 2007

On May 8, 2008, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that the Company’s principal financial officer concluded that the Company’s consolidated financial statements for the quarter ended December 31, 2007 and fiscal year ended September 30, 2007 (collectively, the “Previously Issued Financial Statements”) including its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 should no longer be relied upon, and that the Previously Issued Financial Statements should be restated because of errors found in the financial statements of five limited partnerships (the “Trapeza Partnerships”), of which the Company owns $8.4 million or 8% of the limited partner interests and is a 50% owner of the general partner.  The overall impact of the adjustments set forth below was a cumulative reduction of net income by approximately $3.2 million, net of tax.  The financial information of the Trapeza Partnerships is included in the Company’s financial statements in accordance with the application of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Trapeza Partnerships were formed between July 2002 and December 2003 for the purpose of investing in the preference shares, or equity, of collateralized debt obligation issuers whose collateralized debt obligations, or CDOs, are secured by approximately $1.56 billion (by current fair value) of trust preferred securities of public and non-public banks and bank holding companies.  In preparing the financial statements of the Trapeza Partnerships for the year ended December 31, 2007, the independent auditors for the Trapeza Partnerships concluded that certain additional valuation procedures should have been applied to the privately issued trust preferred securities held by the CDO issuers based on the nature of the collateral and an evaluation of credit and market spread trends and that the unconsolidated equity interests held by certain of the partnerships should have been valued in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The application of these procedures resulted in a non-cash, mark-to-market adjustment of a positive $1.4 million (the Company’s share) and a negative $4.6 million, net of tax (the Company’s share) on an accumulative basis through September 30, 2007 and for the three months ended December 31, 2007, respectively.  The Company recognized the unrealized non-cash, mark-to-market adjustments impacting periods prior to September 30, 2004 as an adjustment to the opening retained earnings for the fiscal year ended September 30, 2005 in the amount of $2.0 million, and thereafter recognized these adjustments in its consolidated statements of income on a quarterly basis.

•
The impact on net loss for the three months ended December 31, 2007 was an increase in net loss of approximately $4.6 million.  The net loss as reported in the Company’s Form 10-Q for the three months ended December 31, 2007 was $6.4 million whereas the restated amount is approximately $11.0 million.

•
The impact on net income for the three months ended March 31, 2007 was an increase in net income of approximately $457,000.  The net income as reported in the Company’s Form 10-Q for the three months ended March 31, 2007 was $5.4 million whereas the restated amount is income of approximately $5.8 million.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)
NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR
ENDED SEPTEMBER 30, 2007 AND AS OF AND FOR THE THREE MONTHS ENDED
DECEMBER 31, 2007 AND AS OF AND FOR THE THREE AND SIX MONTHS ENDED
March 31, 2007 − (Continued)

•
The impact on net income for the six months ended March 31, 2007 was an increase in net income of approximately $593,000.  The net income as reported in the Company’s Form 10-Q for the six months ended March 31, 2007 was $9.8 million whereas the restated amount is income of approximately $10.4 million.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp. (“LEAF”) in which the senior executives of LEAF hold a 14.9% interest.  In addition, the Company sold a 49% participation interest in a LEAF subsidiary that holds the portfolio of leases acquired from NetBank, to one of its managed funds.

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

Through December 31, 2007 in certain collateralized debt obligation (“CDO”) transactions sponsored by the Company, the Company provided credit support in the form of a first loss guarantee to the warehouse lender, typically an investment banking firm that provided the warehouse facility to a CDO issuer while the CDO issuer accumulated assets.  If the warehouse lender disposed of the assets it held at a loss, the Company reimbursed the lender for its losses up to a specified amount.  Generally, the first loss amount ranged from 3% to 6% of the total assets accumulated in the warehouse facility during the accumulation phase.  The Company often was required to deposit an amount into an account held by the warehouse lender as assets were being accumulated.  The Company reflected these amounts as restricted cash on its consolidated balance sheets.  In these cases, the Company generally determined that the CDO issuer was a VIE, the first loss guarantee was a variable interest and that the Company was the primary beneficiary and required to consolidate the CDO issuer’s assets and liabilities which generally consisted of leveraged and commercial loans and a warehouse facility.

When a sufficient amount of assets were accumulated, the CDO issuer repaid the warehouse facility by issuing various layers of CDO securities to investors in a private offering, the Company’s first loss guarantee was terminated and the Company no longer consolidated the CDO issuer.  The Company generally serves as collateral asset manager of the CDO issuer and receives ongoing fees for this service until the expiration of the CDO issuer.

In January 2008, the Company terminated the warehouse agreements for two CDO issuers it had sponsored, Apidos CDO VII and Resource Europe II (see Note 13).  The underlying loans were sold in late January and early February 2008.  Accordingly, the Company reclassified these loans and recorded a loss on the reclassification in the quarter ended December 31, 2007.  The loss was included in other income (expense) in the consolidated statements of operations (see Note 19).  The assets and liabilities of those CDO issuers, which were included in the Company’s consolidated balance sheets at September 30 and December 31, 2007 in accordance with FIN 46-R, are no longer consolidated as a result of the sale.  The restricted cash (see Note 6) securing the warehouse agreements was retained by the warehouse lender.  Additionally, the Company has no additional warehouse loss exposure under these facilities and was relieved of its commitments (see Note 20).

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation − (Continued)

In December 2007, the Company purchased 100% of the outstanding preference shares of Apidos CDO VI for $21.3 million.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO VI.  The Company was deemed to be the primary beneficiary and, therefore, has consolidated Apidos CDO VI in accordance with FIN 46-R.

Allowance for Credit Losses

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows.  Increases in the allowance for credit losses are recognized in the statements of operations as a provision for credit losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for credit losses.  The Company periodically evaluates its loan portfolio, and in particular, any loans that are not current with respect to scheduled payments of principal and interest.  In reviewing its portfolio of loans held for investment and the observable secondary market prices, the Company determined that a reserve was needed at December 31, 2007 and March 31, 2008 and recorded a provision for credit losses of $458,000 in the quarter ended December 31, 2007.

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

An impaired loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.  The Company recorded no provision for credit losses on its portfolio of real estate loans at March 31, 2008 or 2007.

The Company evaluates the adequacy of the allowance for credit losses in commercial finance, which includes investments in leases, notes and future payment card receivables, based upon, among other factors, management’s experience of portfolio default rates, subsequent collectability and economic conditions and trends.  The Company discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.  Management has determined that an allowance for credit losses was needed at March 31, 2008 and recorded a provision of $1.4 million and $3.8 million for the three and six months ended March 31, 2008, respectively.  In the three and six months ended March 31, 2007, the Company recorded a provision of $0 and $45,000, respectively.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation − Allowance for Credit Losses − (Continued)

Generally, during the lease terms of existing operating leases, the Company will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on a continual basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no writedowns of equipment during three and six months ended March 31, 2008 and 2007.

Recently Issued Financial Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the first quarter of fiscal 2009.  The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

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

In December 2007, the FASB issued SFAS 141-R, “Business Combinations,” (“SFAS 141-R”).  SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009.  While the Company has not yet evaluated the impact, if any, that SFAS 141-R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”).  This statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.  SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Financial Accounting Standards − (Continued)

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (for the Company, its fiscal year beginning October 1, 2008).  In October 2007, the FASB issued FSP SOP 07-1-1 indefinitely deferring the effective date of this SOP.

In May 2007, the FASB issued Staff Position (“FSP”) FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies,” (“FSP FIN 46-R(7)”).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  Certain of the Company’s consolidated subsidiaries currently apply investment company accounting.  The Company is currently evaluating the impact, if any; the adoption of this interpretation will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  The Company is currently evaluating the expected effect, if any; SFAS 159 will have on its consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash. The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At March 31, 2008, the Company had $19.8 million (excluding restricted cash) in deposits at various banks, of which $17.1 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 4 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Six Months Ended March 31,
	2008	2007
		(restated)
Cash paid during the period for:
Interest	$39,585		$5,036
Income taxes	$2,088		$743
Non-cash activities include the following:
Transfer of loans held for investment (see Note 13):
Reduction of loans held for investment	$325,365		$149,266
Termination of associated secured warehouse credit facilities	$(337,276)		$(149,266)
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	$(51,524)		$(604,384)
Proceeds from sale of loans	$7,366		$14,626
Principal payments on loans	$6,322		$14,540
Settlement of loans traded, not settled, including use of escrow funds	$152,706	$	−
(Repayments of) borrowings on associated secured warehouse credit facilities	$(100,368)		$575,177
Acquisition of leasing assets of NetBank Business Finance (see Note 8):
Commercial financing assets acquired	$412,541	$	−
Purchase of building and other assets	$7,835	$	−
Debt incurred for acquisition	$(391,176)	$	−
Liabilities assumed	$(21,178)	$	−
Receipt of a note upon the partial sale of a real estate investment	$1,500	$	−

NOTE 5 − EARNINGS PER SHARE

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

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Shares
Basic shares outstanding	17,504	17,242	17,466	17,267
Dilutive effect of stock options and award plans (1)	1,072	1,785	−	1,807
Dilutive shares outstanding	18,576	19,027	17,466	19,074

(1)
For the six months ended March 31, 2008, all outstanding options and other equity awards were antidilutive due to the loss for the period and therefore, were excluded from the computation of diluted EPS.  For the three months ended March 31, 2008, there were 992,257 outstanding options at exercise prices that exceeded the average market price of the Company’s stock for the three months then ended.  The exercise prices on those options were between $15.91 and $27.84 per share.  As of March 31, 2007, options to purchase 27,500 shares were antidilutive at exercise prices between $25.99 and $27.84 per share.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 6 − RESTRICTED CASH

The Company’s restricted cash includes the following (in thousands):

	March 31, 2008		September 30, 2007
	(unaudited)
Escrow funds − financial fund management	$9,273	(1)	$12,282
Collection accounts – commercial finance	25,302	(2)	5,884
Other	994		1,174
	$35,569		$19,340

(1)	At March 31, 2008, Apidos CDO VI held $9.3 million of cash in a trust account.

(2)
Credit facilities for the Company’s commercial finance operations require it to maintain collection accounts.  The significant increase in the collection accounts at March 31, 2008 reflects the increase in borrowings under those facilities, principally to fund the acquisition of NetBank in November 2007 (see Notes 8, 13 and 22).

(3)
The effective transfer of the NetBank portfolio and its related debt in April 2008 to LEAF Equipment Leasing Income Fund III, L.P. (“LEAF Fund III”) will reduce the collection account balance requirements (see Note 22).

NOTE 7 − LOANS

Loans Sold, Not Traded

In connection with the substantial volatility and reduction in liquidity in global credit markets that commenced in July 2007, the Company decided to decrease its exposure to corporate bank loans, principally in Europe and to a lesser extent the United States.  As a result, the Company entered into trades to sell certain bank loans prior to September 30, 2007, not all of which had settled at that date.  The gross proceeds of these trades totaled $152.7 million.  The final proceeds for these trades were received in January 2008.

Loans Held for Investment

The following is a summary of the Company’s secured bank loans held for investment by CDO issuers that the Company consolidated in accordance with FIN 46-R (in thousands):

	March 31, 2008	September 30, 2007
Principal	$230,513	$284,906
Unamortized premium	280	1,160
Unamortized discount	(2,658)	(138)
	228,135	285,928
Allowance for credit losses	(458)	−
Loans held for investment, net	$227,677	$285,928

In December 2007, the Company closed Apidos CDO VI, a $240.0 million securitization of corporate loans, and provided the equity of $21.3 million for this investment.  At March 31, 2008, this portfolio consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”) plus 1.38% to 9.50% with maturity dates ranging from March 2010 to June 2022.

At September 30, 2007, the Company’s portfolio of loans held for investment consisted of floating rate loans at various LIBOR rates, including European LIBOR, plus 1.38% to 8.50%, with maturity dates ranging from March 2010 to June 2022.

There were no fixed rate loans as of March 31, 2008 or September 30, 2007.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 8 − INVESTMENTS IN COMMERCIAL FINANCE

Portfolio Acquisitions

Dolphin Capital Corp.  On November 30, 2007, the Company and one of its investment partnerships acquired the net business assets of Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, FSB.  The total purchase price of $170.5 million included a $169.0 million portfolio of small ticket leases which was acquired directly by an investment partnership sponsored and managed by LEAF.  The investment partnership financed this transaction with bank borrowings under an existing facility.

NetBank Business Finance.  On November 7, 2007, the Company acquired a portfolio of over 10,000 equipment leases and loans to small businesses of NetBank Business Finance, a division of NetBank, from the Federal Deposit Insurance Corporation which held it in receivership, at a discount for $412.5 million.  Financing for this transaction was provided by borrowings under the Company’s existing warehouse credit facility and a new facility with Morgan Stanley Bank and Morgan Stanley Asset Funding Inc. (see Note 13).  The NetBank portfolio was effectively transferred along with the corresponding debt to LEAF Fund III in April 2008 (see Note 22).

The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the respective portfolio acquisitions (in thousands):

	NetBank	Dolphin Capital Corp.
Leases and notes	$412,539	$	−
Property and equipment and other assets	6,168		1,667
Liabilities assumed	(21,176)		−
Borrowings under debt facilities	(389,683)		(1,493)
Net cash paid for acquisition	$7,848		$174

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	March 31, 2008	September 30, 2007
Notes receivable	$444,541	$192,262
Direct financing leases, net	153,490	44,100
Future payment card receivables, net	23,357	6,899
Assets subject to operating leases, net of accumulated depreciation of $35 and $7	322	250
Allowance for credit losses	(1,484)	(120)
Investments in commercial finance, net	$620,226	$243,391

The interest rates on notes receivable generally range from 7% to 15%.

The components of direct financing leases are as follows (in thousands):

	March 31, 2008	September 30, 2007
Total future minimum lease payments receivables	$178,262	$50,196
Initial direct costs, net of amortization	1,741	658
Unguaranteed residuals	2,320	442
Unearned income	(28,833)	(7,196)
Investments in direct financing leases, net	$153,490	$44,100

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 8 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

Commercial Finance Assets − (Continued)

The Company typically sells without recourse all of the leases and notes it acquires or originates to the investment entities it manage within two to three months after their acquisition or origination.  However, due to the significant volume of leases and loans acquired from NetBank ($324.0 million at March 31, 2008) these assets were not completely sold until April 22, 2008 (see Note 22).  In addition, the Company has accumulated a $126.0 million portfolio of leases and notes that are anticipated to be sold to a new investment entity that it will manage and consolidate.

Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on factoring their future credit card receipts.  The components of future payment card receivables are as follows (in thousands):

	March 31, 2008	September 30, 2007
Total future payment card receivables	$28,435	$8,135
Unearned income	(5,078)	(1,236)
Investments in future payment card receivables	$23,357	$6,899

The following table summarizes the activity in the allowance for credit losses (in thousands):

	LEAF		Merit	Total
Balance, October 1, 2007	$	−	$120	$120
Provision for credit losses		2,200	1,562	3,762
Charge-offs, net of recoveries		(1,190)	(1,208)	(2,398)
Balance, March 31, 2008		$1,010	$474	$1,484

NOTE 9 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	March 31,		September 30,
	2008	2007	2007
Real estate loans:
Balance, beginning of period	$27,765	$28,739	$28,739
New loans	1,500	−	1,597
Additions to existing loans	−	−	42
Collection of principal	(1,612)	(341)	(3,373)
Other	337	93	760
Balance, end of period	27,990	28,491	27,765
Less allowance for credit losses	(629)	(770)	(629)
Net real estate loans	27,361	27,721	27,136
Real estate:
Ventures	8,627	9,365	9,769
Owned, net of accumulated depreciation of $2,320, $1,930 and $2,125 (1)	13,902	12,419	12,136
Total real estate	22,529	21,784	21,905
Investments in real estate	$49,890	$49,505	$49,041

(1)	In March 2008, the Company sold a 19.99% interest in an indirect subsidiary that holds a hotel property in Savannah, Georgia (see Note 18), resulting in minority interest in that subsidiary.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 10 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company’s investment securities available-for-sale are carried at fair value based on market quotes and independent third party investment banks.  Unrealized gains or losses, net of tax, are included in accumulated other comprehensive income in stockholders’ equity.

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK) (see Note 18), in addition to its investments in CDO issuers it has sponsored and manages, as follows (in thousands):

	March 31,	September 30,
	2008	2007
RCC stock, including unrealized losses of $14,626 and $7,344	$14,857	$22,099
TBBK stock, including unrealized gains of $255 and $1,010	1,429	2,184
CDO securities, including net unrealized losses of $14,162 and $7,543	19,588	27,494
Investment securities available-for-sale	$35,874	$51,777

The Company held approximately 2.0 million shares of RCC at March 31, 2008 and September 30, 2007.  In addition, the Company held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share) of RCC common stock at March 31, 2008 and September 30, 2007.

The Company held 118,290 shares of TBBK at March 31, 2008 and September 30, 2007.  Included in other assets at March 31, 2008 and September 30, 2007 are an additional 123,719 shares of TBBK as well as $1.0 million and $1.2 million, respectively, of other equity securities that are held in a supplemental employment retirement plan for the Company’s former Chief Executive Officer.

Investments in CDO securities represent investments in the CDO issuers that the Company sponsored and manages.  Investments in 18 CDOs at March 31, 2008 and September 30, 2007 were held directly through the Company’s financial fund management entities and indirectly through the consolidation of two investment partnerships, the Structured Finance Funds (“SFF”) entities, that the Company manages as the general partner.  Interests owned by third parties of the SFF entities, reflected as minority interest holdings on the consolidated balance sheets, totaled $5.3 million and $3.6 million as of March 31, 2008 and September 30, 2007, respectively.  The investments held by the respective CDOs are sensitive to interest rate fluctuations, which accordingly impact their fair value.  Unrealized losses are generally caused by the effect of rising interest rates on those securities with stated interest rates that are below market.

Unrealized Losses

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in CDO securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
March 31, 2008	$33,750	$309	$(14,471)	$19,588
March 31, 2007	$35,555	$285	$(6,125)	$29,715

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands):

	Estimated Fair Value	Less than 12 Months	Estimated Fair Value	More than 12 Months
March 31, 2008	$9,163	$(5,136)	$6,670	$(9,335)
March 31, 2007	$20,513	$(3,644)	$2,750	$(2,481)

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 10 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

Realized Losses

The global credit markets have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the subprime sector.  In the three and six months ended March 31, 2008, the Company recorded charges of $132,000 and $1.1 million, respectively, for the other–than-temporary impairment of certain of its investments in CDOs, primarily those with investments in real estate asset-backed securities (“ABS”), including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”), and trust preferred securities of a subprime lender and a subprime investor.  There were no impairment charges during the six months ended March 31, 2007.

NOTE 11 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	March 31, 2008	September 30, 2007	Range of Combined Partnership Interests
		(restated)
Trapeza entities	$11,227	$18,755	13% − 50%
Financial fund management partnerships	7,448	7,185	5% − 10%
Real estate investment partnerships	8,211	7,926	5% – 11%
Commercial finance investment partnerships	2,053	2,109	1% − 5%
Tenant-in-Common (“TIC”) property interest (1)	−	3,367	N/A
Investments in unconsolidated entities	$28,939	$39,342

(1)	The Company’s interest in a TIC property as of September 30, 2007 was subsequently sold to investors during the six months ended March 31, 2008.

The Trapeza entities include the Company’s 50% equity interest in one of the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC (“TCM”).  The Company does not control TCM and accordingly, does not consolidate it.

Summarized operating data for TCM is presented in the following table (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Management fees	$2,902	$3,834	$5,812	$7,674
Operating expenses	(628)	(847)	(1,518)	(1,671)
Other (expense) income	(72)	41	(139)	12
Net income	$2,202	$3,028	$4,155	$6,015

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 12 − PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Lives	March 31, 2008	September 30, 2007
Land (1)	−	$200	$	−
Building (1)	39 years	1,667		−
Leasehold improvements	1-15 years	6,124		4,420
Real estate assets − FIN 46-R	40 years	3,900		3,900
Furniture and equipment	3-10 years	10,759		9,438
		22,650		17,758
Accumulated depreciation and amortization		(6,934)		(5,472)
Property and equipment, net		$15,716		$12,286

(1)	Reflects the value of the land and building located in Moberly, Missouri which the Company acquired from Dolphin Capital Corp. (see Notes 8 and 13).

NOTE 13 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of March 31, 2008			As of September 30, 2007
	Amount of Facility	Balance		Balance
	(in millions)	(in thousands)		(in thousands)
Commercial finance:
Secured revolving credit facilities	$150.0	$149,200		$83,900
	250.0	119,793		137,637
Bridge loans (see Note 22)
A Loan	333.4	285,372		−
B Loan	34.7	29,861		−
Subtotal – Commercial finance	$768.1	584,226		221,537

Financial fund management:
CDO senior notes consolidated under FIN 46-R, net	$218.0	213,068	(1)	−
Secured warehouse credit facilities consolidated under FIN 46-R	−	−		50,626
	−	−		223,549
	−	−		165,364
Subtotal – Financial fund management	$218.0	213,068		439,539

Corporate:
Secured revolving credit facilities	$75.0	62,600		29,600
	14.0	7,450		−
Subtotal – Corporate	$89.0	70,050		29,600

Other debt		16,756		15,696
Total borrowings outstanding		$884,100		$706,372

(1)	The senior notes are shown net of deferred issuance costs of $4.9 million.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Commercial finance - Secured revolving credit facilities

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  In September 2007, LEAF entered into an interest rate swap agreement in the amount of $75.0 million for this facility in order to mitigate fluctuations in LIBOR (see Note 15).  The swap agreement terminates in September 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Weighted average borrowings for the three months ended March 31, 2008 and 2007 were $142.7 million and $74.1 million, respectively, at an effective interest rate of 5.9% and 7.6%, respectively.  Weighted average borrowings for the six months ended March 31, 2008 and 2007 were $131.8 million and $90.0 million, respectively, at an effective interest rate of 6.1% and 7.4%, respectively.

In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC.  The facility is non-recourse to the Company.  The facility matures in October 2009.  However, any outstanding borrowings as of that date will continue to amortize until fully repaid, at a higher rate of interest.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest is charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million.  Interest and principal payments are due monthly.  The Company utilizes interest rate swap agreements to mitigate fluctuations in LIBOR (see Note 15).  The swap agreements terminate at various dates ranging from November 2011 to November 2020.  Weighted average borrowings for the three months ended March 31, 2008 and 2007 were $121.3 million and $79.9 million, respectively, at an effective interest rate of 5.8% and 6.0%.  Weighted average borrowings for the six months ended March 31, 2008 and 2007 were $128.3 million and $40.6 million, respectively, at effective interest rates of 5.8% and 6.0%, respectively.

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

Weighted average borrowings for the three and six months ended March 31, 2008 were $337.6 million and $277.2 million, respectively, at an effective interest rate of 6.9% and 7.2%, respectively.

The Morgan Stanley loans were effectively transferred to LEAF Fund III in April 2008 (see Note 22).

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Financial Fund Management – CDO senior notes

In December 2007, the Company closed Apidos CDO VI, which issued $218.0 million of its senior notes at par.  The investments held by Apidos CDO VI collateralize the debt it issued and, as a result, the investments are not available to the Company, its creditors or stockholders.  Theses senior notes are non-recourse to the Company.  The senior notes issued consist of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.00%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  All of the notes issued mature on December 13, 2019, although the note holders have the right to call the notes anytime after January 4, 2012 until maturity, or in the case of a refinancing, anytime after January 4, 2011.  The weighted average interest rate on all the notes was 5.94% at March 31, 2008.

Financial fund management – Terminated secured warehouse credit facilities

The Company was a party to various warehouse credit agreements for facilities which provided funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities were consolidated by the Company in accordance with FIN 46-R while the assets accumulated prior to the completion of the CDO.  Upon the closing of the CDO, the facilities were terminated and the interest was paid.  The following warehouse credit facilities were terminated during the six months ended March 31, 2008:

•
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley Bank (“Morgan Stanley”) with interest at LIBOR plus 75 basis points.  The Company determined to end this facility at its maturity date on January 16, 2008.  The Company recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of the underlying loans in the portfolio (see Note 19).  The Company has no further exposure under this facility.  Average borrowings for the six months ended March 31, 2008 were $25.4 million, at an average interest rate of 5.76%.

•
In January 2007, a EUR 400.0 million facility was opened with Morgan Stanley with interest at European LIBOR plus 75 basis points.  The Company also determined to end this facility at its maturity date on January 11, 2008.  The Company recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of the underlying loans (see Note 19).  The Company has no further exposure under this facility.  Average borrowings for the six months ended March 31, 2008 were $71.4 million, at an average interest rate of 5.34%.  Average borrowings for the three and six months ended March 31, 2007 were $34.0 million and $16.8 million, respectively, at an average rate of 4.3% for both periods.

•
In connection with the closing of Apidos CDO VI, a $400.0 million facility opened in August 2006 with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”) was terminated in December 2007.  The interest rate was LIBOR plus 62.5 basis points.  Average borrowings for the three and six months ended March 31, 2008 were $0 and $72.4 million at an average interest rate of 0% and 5.70%.  Average borrowings for the three and six months ended March 31, 2007 were $123.9 million and $102.0 million, at an average rate of 5.94% and 5.99%, respectively.

Corporate – Secured revolving credit facilities

Commerce Bank, N.A.  In May 2007, the Company entered into a $75.0 million revolving credit facility with Commerce Bank, N.A. expiring on May 23, 2012 which replaced an existing $25.0 million facility.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of an aggregate of 1,261,579 shares of RCC.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.   Remaining availability on this line was limited as of March 31, 2008, based on the value of the collateral to $6.9 million.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Corporate – Secured revolving credit facilities − Commerce Bank, N.A. − (Continued)

Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate plus 1%; or (ii) LIBOR plus 2.25%.  The Company is also required to pay an unused facility fee of 25 basis points per annum, payable quarterly in arrears.  Weighted average borrowings for the three and six months ended March 31, 2008 were $60.2 million and $50.4 million, respectively, at an effective interest rate of 6.7% and 7.4%, respectively.  There were no borrowings during the six months ended March 31, 2007.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, limited based on the value of the collateral, was $536,000 as of March 31, 2008.

Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for the three and six months ended March 31, 2008 were $7.9 million and $4.6 million, respectively, at an effective interest rate of 7.1% and 7.8%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2007 were $3.5 million and $1.7 million, respectively, at an effective interest rate of 9.8% and 11.5%, respectively.

Other debt − Mortgage loans

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of March 31, 2008 was $12.3 million.

As of March 31, 2008, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding balance totaling $1.3 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

In November 2007, in conjunction with the acquisition of the net business assets of Dolphin Capital Corp., the Company obtained a $1.5 million first mortgage on an office building in Moberly, Missouri.  The mortgage, due in December 2037, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077 (see Note 8).

Other debt − Notes

Secured Notes.  In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points (5.6% at March 31, 2008) and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collaterize the borrowings under the note.  The outstanding balance as of March 31, 2008 was $938,000.

At March 31, 2008, the Company also had an outstanding balance of $592,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending March 31 and thereafter are as follows (in thousands).

2009	$313,745
2010	133,725
2011	308,781	(1)
2012	49,033
2013	62,032
Thereafter	21,716
	$889,032

(1)
Includes the repayment of $218.0 million of senior notes for Apidos CDO VI which the Company consolidates under FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the note holders.

Included in debt repayments table are repayments of $125.2 million in 2009, $97.6 million in 2010, $68.5 million in 2011 and $23.9 million in 2012 on the Morgan Stanley bridge loans.  The debt and the related assets were sold to LEAF Fund III in April 2008 (see Note 22).

Covenants

The Company is subject to certain financial covenants which are customary for the type and size of its related debt facilities and include among others a consolidated net worth requirement of $160.0 million as well as specified debt service coverage and leverage ratios.  The Company was not in compliance with its net worth financial covenant under its Commerce Bank, N.A. corporate secured revolving credit facility at March 31, 2008.  The Company has obtained a waiver from the lender in regard to the non-compliance.  The Company was in compliance with all other debt covenants.

NOTE 14 − COMPREHENSIVE (LOSS) INCOME

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

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(restated)		(restated)
Net income (loss)	$1,983	$5,840	$(8,994)	$10,425
Other comprehensive (loss) income:
Unrealized losses on investment securities available-for-sale, net of tax of $2,074, $2,712, $4,241 and $434	(6,278)	(3,486)	(10,755)	(1,173)
Less: reclassification for realized losses (gains), net of tax of $(13), $341, $420 and $907	149	(471)	747	(1,252)
	(6,129)	(3,957)	(10,008)	(2,425)
Minimum pension liability adjustment, net of tax of $30, $0, $65 and $0	(30)	−	(65)	−
Unrealized losses on hedging contracts, net of tax of $3,072 , $194, $5,522 and $185	(6,713)	(268)	(10,335)	(255)
Foreign currency translation (loss) gain	(198)	36	298	223
Comprehensive (loss) income	$(11,087)	$1,651	$(29,104)	$7,968

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 14 − COMPREHENSIVE (LOSS) INCOME − (Continued)

The changes in accumulated other comprehensive (loss) income associated with cash flow hedge activities (see Note 15) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(restated)		(restated)
Balance at beginning of period	$(3,622)	$13	$(732)	$ −
Current period changes in fair value, net of tax of $(3,072), $(194), $(5,522) and $(185)	(3,091)	(281)	(9,603)	(255)
Balance at end of period	$(6,713)	$(268)	$(10,335)	$(255)

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

At March 31, 2008, the notional amount of the interest rate swaps was $497.6 million.  As of March 31, 2008, included in comprehensive income were unrealized net losses of $11.1 million (net of tax of $6.2 million) on these interest rate swaps.  The Company recognized no gain or loss during the three and six months ended March 31, 2008 for hedge ineffectiveness.  Assuming market rates remain constant with the rates at March 31, 2008, approximately $6.3 million of the loss in accumulated other comprehensive income is projected to be recognized in earnings over the next 12 months.  The interest rate swaps on the Morgan Stanley bridge financing were effectively transferred to LEAF Fund III in April 2008 (see Note 22).

NOTE 16 - INCOME TAXES

The Company recorded the following provision (benefit) for income taxes, as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(restated)		(restated)
Provision (benefit) for income taxes, at estimated effective rate	$2,886	$3,768	$(5,054)	$6,742
Change in valuation allowance	−	(496)	−	(1,157)
Provision (benefit) for income taxes	$2,886	$3,272	$(5,054)	$5,585

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

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 16 - INCOME TAXES − (Continued)

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109,”  which provides guidance on the measurement and recognition and disclosure of tax positions taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition and classification.  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  Effective October 1, 2007, the Company adopted the provisions of FIN 48, which did not have an impact on its consolidated balance sheets on date of adoption nor as of March 31, 2008.  In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

NOTE 17 − STOCK−BASED COMPENSATION

Employee Stock Options

The Company’s employee stock plans allow for grants of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  Under the 2005 employee stock plan, the Company may also grant restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

During the three and six months ended March 31, 2008, the Company granted 0 and 10,000 employee stock options, respectively.  The Company granted 27,500 options during the three and six months ended March 31, 2007.  There was no tax benefit recorded at the grant date since the options issued were ISOs and employees have typically held the stock received on exercise for the requisite holding period.

The calculation of the fair value of options granted was made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended March 31,
	2008	2007
Fair value of stock options granted	$3.56	$13.65
Expected life (years)	6.25	6.25
Expected stock volatility	28.9%	27.8%
Risk-free interest rate	4.8%	4.7%
Dividend yield	1.7%	1.1%

As of March 31, 2008, there was $1.4 million of unrecognized compensation costs related to nonvested stock options.  These costs are expected to be recognized over a weighted-average period of 10 months.  Option compensation expense for the three and six months ended March 31, 2008 was $243,000 and $493,000, respectively, and $232,000 and $450,000 for the three and six months ended March 31, 2007, respectively.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 17 − STOCK−BASED COMPENSATION − (Continued)

Restricted Stock

During the three and six months ended March 31, 2008, the Company issued 338,172 and 462,413 shares of restricted stock, respectively, valued at $4.3 million and $6.4 million, respectively, which primarily vest at 25% per year through January 2011.  During fiscal 2007, the Company issued 137,446 shares of restricted stock valued at $3.5 million, which primarily vested 25% in January 2008 and 6.25% on a quarterly basis thereafter through January 2011.  In fiscal 2006, the Company issued 84,580 shares of restricted stock valued at $1.5 million, which primarily vest 25% per year commencing in January 2007.  For the three and six months ended March 31, 2008, the Company recorded compensation expense related to these restricted stock awards of $832,000 and $1.3 million, respectively.  For the three and six months ended March 31, 2007, the Company recorded compensation expense related to these restricted stock awards of $299,000 and $389,000, respectively.

During fiscal 2007, LEAF issued 135,000 shares of its restricted stock valued at $39,000, which vest 25% per year commencing April 2008.  During fiscal 2006, LEAF issued 300,000 shares of its restricted stock valued at $69,000, which vest at 50% per year commencing in February 2007.  In March 2007, a majority-owned subsidiary of LEAF issued 8% of its units valued at $53,000.  For the three and six months ended March 31, 2008, the Company recorded stock-based compensation for the LEAF restricted stock of $4,000 and $10,000, respectively.  For the three and six months ended March 31, 2007, the Company recorded stock-based compensation for the LEAF restricted stock of $5,000 and $17,000, respectively.

Performance–Based Awards

During the three and six months ended March 31, 2008, the Company granted 0 and 99,000 shares of restricted stock, respectively, that will vest based on the achievement of certain performance goals.  No expense was recorded relative to these units.

Aggregate information regarding the Company’s employee stock options as of March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Term (in years)	Value
Balance – beginning of year	3,316,761	$8.49
Granted	10,000	$16.46
Exercised	(30,062)	$6.03
Forfeited	(1,750)	$17.26
Balance - end of period	3,294,949	$8.54	4.29	$16,051,000
Exercisable - end of period	2,994,830	$7.60
Available for grant	545,589 (1)

(1)	Reduced for restricted stock awards granted under the Company’s amended and restated 2005 Omnibus Equity Compensation Plan.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 17 – STOCK-BASED COMPENSATION − (Continued)

The following table summarizes the activity for nonvested employee stock options and restricted stock during the six months ended March 31, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested Stock Options
Outstanding − beginning of year	297,870	$7.70
Granted	10,000	$5.87
Vested	(6,000)	$12.22
Forfeited	(1,750)	$6.75
Outstanding – end of period	300,120	$7.55
Nonvested Restricted Stock
Outstanding − beginning of year	199,708	$22.50
Granted	462,413	$13.50
Vested	(53,763)	$22.54
Forfeited	(961)	$25.99
Outstanding – end of period	607,397	$15.90

The outstanding nonvested restricted stock are eligible to receive cash dividends declared by the Company and have voting rights with the exception of 115,272 shares.  Additionally, the nonvested shares outstanding at March 31, 2008 excludes 514,000 of performance-based awards that have not yet achieved their performance goals.

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	March 31,	September 30,
	2008	2007
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$14,358	$9,229
Financial fund management entities	4,140	5,341
Real estate investment partnerships and TIC property interests	9,058	3,439
RCC	2,443	2,034
Other	557	134
Receivables from managed entities and related parties, net	$30,556	$20,177
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$838	$1,163
TBBK	200	−
Payables to managed entities	$1,038	$1,163

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
		(restated)		(restated)
Financial Fund Management- fees from managed entities (1)	$2,800	$4,624	$5,838	$7,419
Real Estate – fees from investment partnerships and TIC property interests	3,004	1,484	5,226	3,822
Commercial finance − fees from investment partnerships	9,546	2,646	18,049	4,774
RCC:
Management, incentive and servicing fees	872	2,542	3,648	5,370
Reimbursement of expenses from RCC	101	1,010	194	1,274
Dividends received	805	751	1,609	1,574
Atlas America − reimbursement of net costs and expenses	587	447	742	643
Anthem Securities:
Payment of operating expenses	−	(584)	−	(782)
Reimbursement of costs and expenses	−	487	−	688
1845 Walnut Associates Ltd - payment of rent and operating expenses	(158)	(112)	(278)	(271)
9 Henmar LLC – payment of broker/consulting fees	(60)	(58)	(227)	(216)
Ledgewood P.C. – payment of legal services	(544)	(89)	(704)	(146)

(1)
Excludes the non-cash incentive fee on the unrealized appreciation (depreciation) in the book value of Trapeza partnership securities totaling ($611,000) and $52,000 for the quarters ended March 31, 2008 and 2007, respectively, and ($5.0 million) and ($25,000) for the six months ended March 31, 2008 and 2007, respectively.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the CEO of TBBK and its subsidiary bank.  D. Cohen is the son of Edward E. Cohen (“E. Cohen,” the Company’s Chairman of the Board) and the brother of Jonathan Z. Cohen (“J. Cohen,” the Company’s CEO and President) and B. Cohen is the wife of E. Cohen and mother of J. Cohen and D. Cohen.  During the three and six months ended March 31, 2008, the Company did not sell any of its shares of TBBK stock.  During the three and six months ended March 31, 2007, the Company sold 50,000 and 130,000, respectively, of its shares of TBBK stock for $1.3 million and $3.3 million, respectively, and realized gains of $805,000 and $2.2 million, respectively.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services to Merit.  For the three and six months ended March 31, 2008, $6,300 and $20,300, respectively, in fees had been paid to TBBK.  At March 31, 2008, the Company has accrued a fee of $200,000 due to TBBK for advisory services related to the acquisition of NetBank.  At March 31, 2008, the Company had $3.0 million in cash on deposit at TBBK.

Relationship with Retirement Trust.  The Company received $298,000 in full repayment of a loan in accordance with its terms from a limited partnership in which E. Cohen and D. Cohen own beneficial interests.  The loan had been included in the 2000 Trust, a “Rabbi Trust” that the Company established to fund the supplemental employment retirement plan of E. Cohen.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions between LEAF and RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and notes are sold to RCC at book value plus an origination fee not to exceed 1%.  During the three and six months ended March 31, 2008, LEAF sold $6.2 million and $28.9 million of leases and notes to RCC.  During the three and six months ended March 31, 2007, LEAF sold $6.7 million and $16.3 million of leases and notes to RCC.  In addition, from time to time LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  During the three and six months ended March 31, 2008, LEAF purchased $0 and $3.3 million, respectively, of leases from RCC at a price equal to their book value.  During the three and six months ended March 31, 2007, LEAF purchased $1.2 million and $8.5 million, respectively, of leases from RCC at a price equal to their book value.

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (the “LEAF Funds”) for which it also is the general partner.  The leases and notes are sold to the LEAF Funds at book value plus an originations fee not to exceed 2%.  During the three and six months ended March 31, 2008, LEAF sold $456.1 million and $738.2 million, respectively, of leases and notes to the LEAF Funds.  During the three and six months ended March 31, 2007, LEAF sold $68.0 million and $123.2 million, respectively, of leases and notes to the LEAF Funds.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  During the three and six months ended March 31, 2008 and 2007, LEAF purchased $0 and $1.4 million, respectively, of leases and notes back from the LEAF Funds at a price equal to their book value.

Transaction with Officer of Brandywine Construction Management, Inc.  In March 2008, the Company sold a 19.99% interest in an indirect subsidiary that holds its hotel property in Savannah Georgia to a limited liability company owned by Adam Kauffman for $1.0 million plus $130,000 in fees and recognized a gain of $612,000.  Mr. Kauffman is the president of Brandywine Construction Management, Inc., the property manager for the hotel and several other legacy properties of the Company.  The terms of the sale agreement provide for a purchase option by Mr. Kauffman to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased. The purchase option expires in July 2011, at which time Mr. Kauffman shall have a right of first offer to purchase the balance of the Company’s interest in the hotel.

NOTE 19 − OTHER INCOME (EXPENSE), NET

The following table details the Company’s other income (expense), net (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2008	2007		2008	2007
Gain (loss) on settlement of loans held for investment	$312	$	−	$(18,020)	$	−
Impairment charge on CDO investments	(132)		−	(1,149)		−
Gain on sale of investment securities available-for-sale	−		805	−		2,152
RCC dividend income	805		751	1,609		1,574
Interest income and other income	307		255	484		613
Other income (expense), net	$1,292		$1,811	$(17,076)		$4,339

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 19 − OTHER INCOME (EXPENSE), NET − (Continued)

In connection with the substantial volatility and reduction in liquidity in the global credit markets which commenced in July 2007, the Company recorded the following charges during the three and six months ended March 31, 2008:

•
a gain of $312,000 and a loss of $18.0 million for the three and six months ended March 31, 2008, respectively, from the sales of loans held for investment due to the termination of the related warehouse facilities in January 2008; and

•
a charge of $132,000 and $1.1 million, respectively, reflecting the other-than-temporary impairment of certain of the Company’s investments in CDOs, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a residential mortgage lender and a subprime investor.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

The Company entered into a master lease agreement with one of the TIC programs it sponsored and manages.  This agreement requires that the Company fund up to $1.0 million for capital improvements for the TIC property over the next 19 years.  To date, the Company has funded approximately $100,000 of capital improvements.

Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $602.5 million in financing and expire as the related indebtedness is paid down over the next ten years.

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

As of March 31, 2008, the Company does not believe it is probable that any payments will be required under any of its indemnifications and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)
NOTE 21 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended March 31, 2008
Revenues from external customers	$32,547	$7,107	$9,039	$	−	$48,693
Equity in (losses) earnings of unconsolidated entities	119	(415)	1,984		−	1,688
Total revenues	32,666	6,692	11,023		−	50,381
Segment operating expenses	(12,233)	(5,326)	(6,284)		−	(23,843)
Depreciation and amortization	(515)	(192)	(58)		(224)	(989)
Interest expense	(9,871)	(259)	(3,325)		(1,140)	(14,595)
Provision for credit losses	(1,447)	−	−		−	(1,447)
Other income (expense), net	93	40	206		(2,804)	(2,465)
Minority interests	(1,977)	−	(199)		−	(2,176)
Income (loss) before intercompany interest expense and income taxes	6,716	955	1,363		(4,168)	4,866
Intercompany interest expense	(1,523)	−	−		1,523	−
Income (loss) from continuing operations before income taxes	$5,193	$955	$1,363		$(2,645)	$4,866

Six Months Ended March 31, 2008			(restated)			(restated)
Revenues from external customers	$60,549	$13,784	$21,480	$	−	$95,813
Equity in (losses) earnings of unconsolidated entities	82	(620)	(835)		−	(1,373)
Total revenues	60,631	13,164	20,645		−	94,440
Segment operating expenses	(21,784)	(10,792)	(12,898)		−	(45,474)
Depreciation and amortization	(983)	(377)	(139)		(456)	(1,955)
Interest expense	(18,091)	(519)	(8,557)		(2,105)	(29,272)
Provision for credit losses	(3,762)	−	(458)		−	(4,220)
Other income (expense), net	146	135	(19,191)		(5,381)	(24,291)
Minority interests	(2,632)	−	(635)		−	(3,267)
Income (loss) before intercompany interest expense and income taxes	13,525	1,611	(21,233)		(7,942)	(14,039)
Intercompany interest expense	(3,050)	−	−		3,050	−
Income (loss) from continuing operations before income taxes	$10,475	$1,611	$(21,233)		$(4,892)	$(14,039)

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 21 − OPERATING SEGMENTS − (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
			(restated)			(restated)
Three Months Ended March 31, 2007
Revenues from external customers	$8,581	$6,956	$12,120	$	−	$27,657
Equity in (losses) earnings of unconsolidated entities	(17)	52	4,684		−	4,719
Total revenues	8,564	7,008	16,804		−	32,376
Segment operating expenses	(4,560)	(3,195)	(5,401)			(13,156)
Depreciation and amortization	(307)	(194)	(14)		(204)	(719)
Interest expense	(2,668)	(261)	(4,653)		(112)	(7,694)
Other (expense) income, net	(21)	50	(378)		(594)	(943)
Minority interests	(48)	−	(667)		−	(715)
Income (loss) before intercompany interest expense and income taxes	960	3,408	5,691		(910)	9,149
Intercompany interest expense	(543)	−	(1,524)		2,067	−
Income (loss) from continuing operations before income taxes	$417	$3,408	$4,167		$1,157	$9,149

Six Months Ended March 31, 2007			(restated)			(restated)
Revenues from external customers	$15,676	$11,688	$20,352	$	−	$47,716
Equity in (losses) earnings of unconsolidated entities	(23)	(116)	9,078		−	8,939
Total revenues	15,653	11,572	29,430		−	56,655
Segment operating expenses	(8,191)	(6,208)	(9,953)		−	(24,352)
Depreciation and amortization	(634)	(363)	(28)		(403)	(1,428)
Interest expense	(4,681)	(522)	(6,928)		(154)	(12,285)
Provision for credit losses	(45)	−	−		−	(45)
Other (expense) income, net	(63)	93	(619)		(615)	(1,204)
Minority interests	(106)	−	(1,169)		−	(1,275)
Income (loss) before intercompany interest expense and income taxes	1,933	4,572	10,733		(1,172)	16,066
Intercompany interest expense	(1,049)	−	(2,946)		3,995	−
Income (loss) from continuing operations before income taxes	$884	$4,572	$7,787		$2,823	$16,066

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
Segment assets
March 31, 2008	$698,607	$145,709	$307,147	$(6,279)	$1,145,184
			(restated)	(restated)	(restated)
March 31, 2007	$228,243	$144,413	$642,855	$(33,397)	$982,114

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(To Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2008
(unaudited)

NOTE 21 − OPERATING SEGMENTS − (Continued)

Geographic Information.  Revenues generated from the Company’s European operations totaled $803,000 and $4.0 million for the three and six months ended March 31, 2008, respectively, and $4.1 million and $5.6 million for the three and six months ended March 31, 2007, respectively.  Included in segment assets as of March 31, 2008 and 2007 were $7.4 million and $377.8 million, respectively, of European assets, primarily loans held for sale and investment.

Major Customer.  For the three and six months ended March 31, 2008, the management and incentive acquisition fees that the Company received from RCC were $872,000 and $3.6 million, respectively, or 1.7% and 3.9%, respectively, of its consolidated revenues.  For the three and six months ended March 31, 2007, the management and acquisition fees that the Company received from RCC were $2.5 million and $5.4 million, respectively, or 7.9% and 9.5%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

NOTE 22 – SUBSEQUENT EVENT

On April 22, 2008, LEAF completed the transfer of a portfolio of leases and notes which were acquired in the NetBank acquisition by the sale to LEAF Fund III of its 51% membership interest in the special purpose entity that owns the portfolio.  The sale was for $8.7 million, representing the net book value of the assets transferred. LEAF had previously transferred a 49% membership interest in this special purpose entity to LEAF Fund III on January 31, 2008 for its net book value of $6.8 million. This entity that owns the portfolio, which is wholly-owned by LEAF Fund III as a result of these sales, remains the borrower on the Morgan Stanley bridge financing. Accordingly, a total of $323.0 million of commercial finance assets were transferred by LEAF to LEAF Fund III together with $315.0 million of related debt financing.

(To Index)

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

Restatement of Previously Issued Financial Results

We have restated our consolidated balance sheets as of September 30, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years ended September 30, 2007, 2006 and 2005, including the applicable notes as reflected in our 2007 Form 10-K/A, which includes restated quarterly financial information for the quarterly period ended December 31, 2006 and March 31, 2007.  We have restated our consolidated balance sheets as of December 31, 2007 and September 30, 2007.  We have also restated our consolidated statements of operations, changes in shareholder’s equity and cash flows for the three months ended December 31, 2007 and 2006, including the applicable notes as reflected in our Form 10-Q/A.  For more information about the restatement, please see the Explanatory Note to this report and Note 2 of notes to consolidated financial statements, “Restatement of Consolidated Financial Statements for the Fiscal Year Ended September 30, 2007 and as of and for the Three Months Ended December 31, 2007 and as of and for the Three and Six Months Ended March 31, 2007.”

The following discussion and analysis of our financial condition and results of operations incorporate the restated amounts.

Overview of the Three and Six Months Ended March 31, 2008 and 2007

      We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services.  We typically maintain an investment in the investment vehicles we sponsor.  As of March 31, 2008, we managed $17.7 billion of assets.

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

During the later half of 2007 and continuing in 2008, credit markets in the United States and throughout much of the rest of the world have been extremely volatile and challenging.  We believe that such credit market conditions have created opportunities for us, principally in our commercial finance and real estate businesses, as demonstrated by the four acquisitions we have made since June 30, 2007 totaling $938.2 million.

(To Index)

Due to the current status of global credit markets, we continue to believe that the CDO markets will slow substantially in 2008, limiting our ability to generate additional assets under management through this channel.  Our CDO vehicles have been significantly affected by these conditions and, in particular, have been impacted by continued credit market turbulence and reduction in global liquidity.  Specifically, two secured warehouse credit facilities which we consolidated under FIN 46-R were impacted.  Accordingly, we determined to end these facilities on their expiration dates in January 2008.  We had provided limited guarantees totaling $18.8 million under these facilities which were supported by escrow deposits of $14.8 million.  The expiration of these facilities necessitated the sale of the loans securing them in late January and early February 2008 which resulted in a reclassification and caused us to record a $10.5 million charge, net of tax, in the quarter ended December 31, 2007 which triggered our guarantee.  As a result, our escrow deposits were retained by the warehouse lenders and we paid an additional $4.6 million to cover our guarantee in February 2008.  As of March 31, 2008, we have no further commitments under these credit facilities.

In addition, the five Trapeza partnerships of which we own $8.4 million or 8% of the limited partner interests and are a 50% owner of the general partner were adversely impacted by the credit market turbulence and reduction in global liquidity which affected market spreads and impacted underlying issuers.  This resulted in a reduction in revenues from limited and general partners’ interests of $1.0 million and $7.2 million in the three and six months ended March 31, 2008, respectively.  The after tax impact of these credit market conditions was to reduce net income by $417,000 in the three months ended March 31, 2008 and to increase the net loss by $4.6 million in the six months ended March 31, 2008.  We expect that the turbulence in the credit markets may continue to impact our future operating results.

Assets Under Management

We increased our assets under management by $3.0 billion to $17.7 billion at March 31, 2008 from $14.7 billion at March 31, 2007.  The growth in our assets under management was the result of:

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

The following table sets forth information relating to our assets under management by operating segment and their growth from March 31, 2007 to March 31, 2008 (in millions):

	As of March 31,		Increase
	2008	2007	Amount	Percentage
Financial fund management	$14,285	$12,665	$1,620	13%
Real estate	1,688	1,252	436	35%
Commercial finance	1,705	737	968	131%
	$17,678	$14,654	$3,024	21%

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of March 31, 2008 (1)
Financial fund management	31	12	−	−
Real estate	2	6	7	2
Commercial finance	−	3	−	1
	33	21	7	3
As of March 31, 2007 (1)
Financial fund management	24	12	−	−
Real estate	1	6	6	−
Commercial finance	−	3	−	1
	25	21	6	1

(1)	All of our operating segments manage assets on behalf of RCC.

(To Index)

As of March 31, 2008 and 2007, we managed $17.7 billion and $14.7 billion of assets, respectively, for the accounts of institutional and individual investors and RCC, a REIT we sponsored and manage for our own account and on warehouse facilities in the following asset classes (in millions):

	As of March 31, 2008						As of March 31, 2007
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$5,077	$	−	$	−	$5,077	$4,747
Bank loans (1)	1,909		949		228	3,086	2,896
Asset-backed securities (1)	5,658		385		−	6,043	4,938
Real properties (2)	572		−		−	572	419
Mortgage and other real estate-related loans (2)	−		942		174	1,116	833
Commercial finance assets (3)	991		94		620	1,705	737
Private equity and hedge fund assets (1)	79		−		−	79	84
	$14,286		$2,370		$1,022	$17,678	$14,654

(1)	We value these assets at their amortized cost.

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

Employees

As of March 31, 2008, we employed 797(1) full-time workers, an increase of 484(1), or 155%(1), from 313 employees at March 31, 2007.  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate		Commercial Finance		Corporate/ Other
March 31, 2008
Investment professionals	187	42	30		113		2
Other	610	19	233	(1)	320		38
Total	797	61	263		433	(2)	40

March 31, 2007
Investment professionals	122	40	27		54		1
Other	191	24	11		121		35
Total	313	64	38		175		36

(1)	Includes 218 employees related to our new property management company.

(2)	Reflects the additional employees hired in connection with the acquisition of NetBank and Dolphin Capital Corp.

(To Index)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Fund management revenues (1)	$19,935	$14,345	$34,178	$27,404
Finance and rental revenues (2)	25,408	11,745	50,820	19,340
RCC management fees	574	2,028	2,945	3,734
Gains on resolutions of loans and other property interests (3)	1,633	2,711	1,633	2,711
Net gains (losses) on sale of TIC property interests (4)	202	(5)	373	86
Other (5)	2,629	1,552	4,491	3,380
	$50,381	$32,376	$94,440	$56,655

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

Results of Operations: Commercial Finance

During the three and six months ended March 31, 2008, our commercial finance operations increased assets under management to $1.7 billion as compared to $737.0 million at March 31, 2007, an increase of $1.0 billion (131%).  Originations of new equipment financing for the three and six months ended March 31, 2008 were $168.9 million and $899.0 million, respectively, as compared to $129.9 million and $259.0 million for the three and six months ended March 31, 2007, an increase of $39.0 million (30%) and $640.0 million (247%), respectively.  Our growth was driven by our first quarter 2008 acquisitions of the net business assets of Dolphin Capital Corp and NetBank Business Finance, our continued growth in new and existing vendor programs, the introduction of new commercial finance products and the expansion of our sales staff.  As of March 31, 2008, we managed approximately 93,000 leases and notes that had an average original finance value of $24,500 with an average term of 49 months.

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

(To Index)

In November 2007, we also acquired a $412.5 million portfolio, at a discount, comprised of over 10,000 leases and small business loans originated by NetBank Business Finance, the equipment leasing division of NetBank which was being operated in receivership by the FDIC.  In addition, we hired approximately 70 of the former NetBank Business Finance employees in Columbia, South Carolina.  These employees have further expanded our third party funding business unit which we established with our June 2007 acquisition of the leasing division of Pacific Capital Bank.  Financing for this acquisition was provided principally by Morgan Stanley Bank.  We completed the sale of the NetBank portfolio to LEAF Fund III in April 2008.  Until then, we carried the leases and loans and related debt on our consolidated balance sheets, thereby increasing our investment in commercial finance assets, borrowings, finance revenues, interest expense and provision for credit losses.

During the three and six months ended March 31, 2008, we earned acquisition fees on $462.4 million and $767.2 million, respectively, in commercial financing assets acquired for our investment entities as compared to $74.8 million and $139.6 million for the three and six months ended March 31, 2007, an increase of $387.6 million (518%) and $627.6 million (450%), respectively .

The following table sets forth information related to our commercial finance assets managed (in millions):

	As of March 31,
	2008	2007
LEAF Financial	$597	$201
Merit Capital Advance	23	−
LEAF I	109	88
LEAF II	336	326
LEAF III	536	24
RCC	94	88
Merrill Lynch	10	10
	$1,705	$737

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues: (1)
Finance revenues − LEAF	$17,231	$3,784	$31,490	$6,722
Finance revenues − Merit	2,108	−	4,276	−
Acquisition fees	5,749	1,227	11,453	2,233
Fund management fees	4,820	2,989	8,817	5,447
Other	2,758	564	4,595	1,251
	$32,666	$8,564	$60,631	$15,653

Costs and expenses:
LEAF costs and expenses	$10,812	$4,560	$18,972	$8,191
Merit costs and expenses	1,421	−	2,812	−
	$12,233	$4,560	$21,784	$8,191

(1)
Total revenues include RCC servicing and originations fees of $305,000 and $731,000 for the three and six months ended March 31, 2008, respectively, and $317,000 and $665,000 for the three and six months ended March 31, 2007, respectively

(To Index)

Revenues - Three and Six Months Ended March 31, 2008 as Compared to the Three and Six Months Ended March 31, 2007

Revenues increased $24.1 million (281%) and $45.0 million (287%) for the three and six months ended March 31, 2008, respectively, as compared to the prior year period.  We attribute these increases to the following:

•
a $13.4 million (355%) and $24.8 million (368%) increase, respectively, in LEAF commercial finance revenues primarily as a result of the NetBank assets acquired from the FDIC and the growth in lease originations.  In January 2008, we completed the sale of 49% of the NetBank portfolio to LEAF Fund III.  As a result of the sale, our finance revenues and interest expense will decrease significantly; however, we will earn asset acquisition fees at the time of sale in addition to ongoing fund asset management fees;

•	Merit, which began operations in March 2007, generated revenue of $2.1 million and $4.3 million for three and six months ended March 31, 2008;

•
a $4.5 million (369%) and $9.2 million (413%) increase, respectively, in asset acquisition fees resulting from the increase in leases sold.  Sales of leases increased by $387.6 million (518%) to $462.4 million and $627.5 million (449%) to $767.1 million for the three and six months ended March 31, 2008 respectively, principally related to a total of $339 million of commercial assets and membership interests sold to our investment entities related to the NetBank and Dolphin Capital Corp. portfolio acquisitions;

•	a $1.8 million (61%) and $3.4 million (62%) increase, respectively, in fund management fees resulting from the $1.0 billion increase in assets under management; and

•
a $2.2 million (389%) and a $3.3 million (267%) increase, respectively, in other income, primarily reflecting net gains on equipment finance dispositions, which typically vary widely from period to period, but increased as a result of holding the NetBank acquired lease portfolio on our books.

Costs and Expenses − Three and Six Months Ended March 31, 2008 as Compared to the Three and Six Months Ended March 31, 2007

Costs and expenses from our commercial finance operations increased $7.7 million (168%) and $13.6 million (166%), respectively.  We attribute this increase primarily to the following:

•
an increase of $5.1 million (158%) and $7.9 million (132%) in wages and benefit costs, respectively.  The number of full-time employees increased to 408 as of March 31, 2008 from 175 as of March 31, 2007 due to our recent acquisitions and to support our expanding operations; and

•	an increase of $1.2 million (87%) and $2.8 million (131%) in operating expenses, respectively, as a result of our increase in origination capabilities, primarily due to our recent acquisitions.

Results of Operations: Real Estate

In our real estate segment, we manage four classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment fund assets, primarily multifamily apartments;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of real estate loans, acquired at a discount from the U.S. Department of Housing and Urban Development, or HUD.

	As of March 31,
	2008	2007
	(in millions)
Assets under management:
Commercial real estate debt	$947	$732
Real estate investment entities	572	419
Legacy portfolio	102	101
HUD portfolio	67	−
	$1,688	$1,252

(To Index)

During the three and six months ended March 31, 2008, our real estate operations continued to be affected by four principal trends or events:

•	the transition of property management from third party managers to our internal multi-family manager, Resource Residential, which commenced operations in October 2007;

•	the continuing volatility and reduction in liquidity in global credit markets have decreased transactions and financings which affect our commercial real estate debt platform;

•	an increased number of distressed real estate opportunities that are available to purchase; and

•	growth in our real estate business through the sponsorship of real estate investment partnerships.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Fee income from sponsorship of partnership and TIC property interests	$1,329	$920	$2,628	$2,703
REIT management fees from RCC	430	1,575	2,206	2,585
Rental property income and FIN 46 revenues	1,823	995	3,809	2,215
Property management fees	1,301	458	2,182	853
Interest, including accreted loan discount	376	232	795	457
Gains and fees on resolutions of loans and other property interests	1,633	2,711	1,633	2,711
(Loss) equity earnings of unconsolidated entities	(402)	122	(462)	(38)
Net gain (loss) on sales of TIC property interests	202	(5)	373	86
	$6,692	$7,008	$13,164	$11,572

Costs and expenses:
General and administrative	$4,218	$2,461	$8,481	$4,714
FIN 46-R operating and rental property expenses	1,108	734	2,311	1,494
	$5,326	$3,195	$10,792	$6,208

Revenues – Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Revenues decreased $316,000 (5%) for the three months ended March 31, 2008 as compared to the prior year period.  We attribute the decrease to the following:

•
a $409,000 increase in fee income due to the purchase of three properties during the three months ended March 31, 2008, with an aggregate purchase price of $37.7 million; for the three months ended March 31, 2007, we acquired two properties, with an aggregate purchase price of $15.8 million;

•	a $1.1 million decrease in REIT management fees, primarily due to reduced RCC net income;

•	a $828,000 increase in rental property income due to the inclusion of rental income of one TIC asset as a result of having executed a master lease for a residential property;

(To Index)

•
an $843,000 increase in property management fees due to both an increase in the number of properties under management from 26 at March 31, 2007 to 36 at March 31, 2008, as well as the increase in fees related to properties now managed internally;

•
a $1.1 million decrease in gains and fees on resolution.  In the three months ended March 31, 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of 19.99% interest in a hotel property we own in Savannah, Georgia, resulting in a gain of $612,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000.  For the three months ended March 31, 2007, we received $2.9 million from the sale of a 15% interest in the same real estate venture, resulting in a gain of $2.7 million;

•	a $524,000 increase in our equity losses primarily related to a decrease in income from one real estate venture; and

•
a $207,000 increase in net gain on sales of TIC property interests.  We sold our interests in a $50.0 million TIC property during the three months ended March 31, 2008 as compared to a $24.9 million TIC property during the three months ended March 31, 2007.

Costs and Expenses – Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Costs and expenses of our real estate operations were $5.3 million for the three months ended March 31, 2008, an increase of $2.1 million (67%) as compared to the three months ended March 31, 2007, primarily due to increased wages and benefits corresponding to our expanded real estate operations, principally our new property management subsidiary, Resource Residential.  Total employees, which increased by 225 to 263 at March 31, 2008 from 38 at March 31, 2007, includes 198 employees who are paid directly by the properties managed by Resource Residential.  The increase in rental property expenses reflects the additional operating expenses from the execution of a master lease for  one of the TIC programs we manage.

Revenues - Six Months Ended March 31, 2008 as Compared to the Six Months Ended March 31, 2007

Revenues increased $1.6 million (14%) to $13.1 million for the six months ended March 31, 2008 from $11.6 million in the six months ended March 31, 2007.  We attribute the increase to the following:

•	a $75,000 decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships and TIC property interests;

•	a $379,000 decrease in REIT management fees, due principally to lower RCC net income;

•	a $1.6 million increase in rental property income due to the inclusion of rental income of one TIC asset as a result of having executed a master lease for a residential property;

•
a $1.3 million increase in property management fees due to both an increase in the number of properties under management from 26 at March 31, 2007 to 36 at March 31, 2008, as well as the increase in fees related to properties now managed internally;

•
a $1.1 million decrease in gains on resolutions.  In the six months ended March 31, 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of 19.99% interest in a hotel property resulting in a gain of $612,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000.  For the six months ended March 31, 2007 we received $2.9 million from the sale of a 15% interest in the same real estate venture, resulting in a gain of $2.7 million;

•	a $424,000 decrease in our equity share of operating results of unconsolidated real estate investments primarily due to an increase in the loss from an office building in Washington, DC; and

•
a $287,000 increase in net gain on sales of TIC property interests.  We sold our interests in a $50.0 million TIC property during the three months ended March 31, 2008 as compared to a $24.9 million TIC property during the three months ended March 31, 2007.

Costs and Expenses − Six Months Ended March 31, 2008 as Compared to the Six Months Ended March 31, 2007

Costs and expenses of our real estate operations were $10.8 million for the six months ended March 31, 2008, an increase of $4.6 million (74%) as compared to the six months ended March 31, 2007.  General and administrative expenses increased by $3.8 million primarily due to increased wages and benefits corresponding primarily to Resource Residential.

(To Index)

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

•	Resource Europe, which invests in, finances, structures and manages investments in international bank loans.

•	Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for five company-sponsored affiliated partnerships which invest in financial institutions.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions):

	As of March 31, 2008
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities		Total by Type
Apidos	$1,674	$949	$	−	$2,623
Ischus	5,658	385		−	6,043
Trapeza	5,077	−		−	5,077
Resource Europe	463	−		−	463
Other Company sponsored partnerships	79	−		−	79
	$12,951	$1,334	$	−	$14,285

	As of March 31, 2007
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Apidos	$1,476	$615	$402	$2,493
Ischus	3,680	394	864	4,938
Trapeza	4,445	−	302	4,747
Resource Europe	−	−	403	403
Other Company sponsored partnerships	84	−	−	84
	$9,685	$1,009	$1,971	$12,665

In our financial fund management segment, we earn fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDOs we sponsor.  Certain of the management fees are senior and certain are subordinated to debt service payments on the CDOs.  These fees vary by CDO, with our annual fee ranging between 0.04% and 0.75% of the aggregate principal balance of the collateral securities owned by the CDO issuers.

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

(To Index)

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

Apidos

We sponsored, structured and currently manage eight CDO issuers for institutional and individual investors, RCC and ourselves which hold approximately $2.6 billion in bank loans at March 31, 2008, of which $948.9 million are managed on behalf of RCC through three CDOs.

We derive revenues from our Apidos operations through base and incentive management fees ranging from 0.50% and 0.75% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs.  We also derive revenues from the interest spread earned on the assets of certain issuers accumulating during the warehousing period prior to the execution of a CDO and Apidos CDO VI.  Apidos CDO VI closed in December 2007 and we purchased 100% of the equity of this investment.

Ischus

We sponsored, structured and currently manage nine CDO issuers for institutional and individual investors and RCC which hold approximately $6.0 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $385.0 million is managed on behalf of RCC.

We own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through management and administration fees.  We also receive distributions on amounts we invest in the limited partnerships.  Management fees vary by CDO issuer, ranging from between 0.04% and 0.35% of the aggregate principal balance of the collateral held by the CDO issuer of which a portion is subordinated to debt service payments on the CDOs.  We no longer receive subordinated management fees on four CDO issuers.

Resource Europe

We sponsored, structured and currently manage one CDO issuer holding $462.7 million in European bank loans at March 31, 2008.

We derive revenues from our Resource Europe operations through base and incentive management fees of up to 0.60% of the aggregate principal balance of the collateral held by the CDO issuer, of which a portion is subordinated to debt service payments on the CDO.

(To Index)

Other Company-Sponsored Partnerships

We sponsored, structured and currently manage five affiliated partnerships for individual and institutional investors that invest in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund.  We have invested as a limited partner in this partnership.  In March 2008, we decided to liquidate this partnership, which we expect to dissolve during the last two quarters of fiscal 2008.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:		(restated)		(restated)
Fund management fees	$6,475	$5,698	$12,922	$10,606
Interest income on loans	3,870	6,734	10,450	9,946
Limited and general partner interests	(419)	1,861	(5,699)	3,579
Earnings on unconsolidated CDOs	640	579	1,453	1,024
Earnings of Structured Finance Fund partnerships	450	531	913	1,060
RCC management fees and equity compensation	(224)	650	210	2,120
Other	231	751	396	1,095
	$11,023	$16,804	$20,645	$29,430

Costs and expenses:
General and administrative expenses	$6,297	$4,883	$12,790	$8,761
Equity compensation (income) expense	(48)	501	62	1,174
Expenses of Structured Finance Fund partnerships	35	17	46	18
	$6,284	$5,401	$12,898	$9,953

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Revenues decreased $5.8 million (34%) to $11.0 million for the three months ended March 31, 2008 from $16.8 million for the three months ended March 31, 2007.  We attribute the increase to the following:

•	a $777,000 increase in fund management fees, primarily from the following:

-
a $1.5 million net increase in collateral management fees principally as a result of the completion of five new CDOs coupled with a full quarter of collateral management fees for two previously completed CDOs; and

-	a $120,000 decrease in the Company’s share of expenses for Trapeza Capital Management, LLC and Trapeza Management Group, LLC.

These increases were partially offset by:

-
a $790,000 decrease in a portfolio management fee received in connection with the formation of Trapeza CDO XII during the three months ended March 31, 2007.  No such fee was received during the three months ended March 31, 2008; and

-
a $56,000 decrease in reimbursed expenses received in connection with the formation of Trapeza CDO XII during the three months ended March 31, 2007.  No such reimbursement was received during the three months ended March 31, 2008.

(To Index)

•	a $2.9 million decrease in interest income on loans held for investment, resulting primarily from the following:

-
a $4.3 million decrease from the consolidation in our financial statements of two Resource Europe CDO issuers and one Apidos CDO issuer during the three months ended March 31, 2007 while they accumulated assets through separate warehouse facilities.  These facilities did not consolidate during the three months ended March 31, 2008.   The weighted average loan balance of CDO issuers we consolidated through warehouse facilities in the three months ended March 31, 2007 was $245.1 million at a weighted average interest rate of 6.65%; offset in part by

-
a $1.4 million increase from the consolidation in our financial statements of Apidos CDO VI during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 while it accumulated assets through a warehouse facility.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for the three months ended March 31, 2008 and 2007 were $221.0 million and $121.1 million, respectively, at weighted average interest rates of 6.45% and 7.65%, respectively.

•	a $2.3 million decrease in revenues from our limited and general partner interests, primarily from the following:

-	a $1.2 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; and

-	a $1.1 million decrease in our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

•	a $61,000 increase in our earnings in unconsolidated CDOs as a result of a net increase in earnings from investments in fourteen previously sponsored CDO issuers;

•	a $874,000 decrease in RCC management fees and equity compensation, reflecting a $277,000 decrease in management fees and a $597,000 decrease in equity compensation; and

•	a $520,000 decrease in other revenue primarily from the following:

-	a $300,000 decrease from the gain on the sale of a security during the three months ended March 31, 2007. No such gain occurred during the three months ended March 31, 2008; and

-
a $307,000 decrease from the interest spread earned on loans and ABS assets accumulating on warehouse facilities with third parties based on the terms of warehousing agreements during the three months ended March 31, 2007.  No such spread was received during the three months ended March 31, 2008.

Costs and Expenses – Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Costs and expenses of our financial fund management operations increased $883,000 (16%) for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  We attribute the increase to the following:

•	a $1.4 million increase in general and administrative expenses, primarily from the following:

-	a $703,000 decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction;

-	a $473,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations;

-	a $131,000 increase in financial software programs and publications as a result of the growth of our assets under management; and

-	a $97,000 decrease in reimbursed RCC operating expenses.

•	a $549,000 decrease in equity compensation (income) expense related to award of RCC restricted stock options to members of management.

Revenues - Six Months Ended March 31, 2008 as Compared to the Six Months Ended March 31, 2007

Revenues decreased $8.8 million (30%) to $20.6 million for the six months ended March 31, 2008 from $29.4 million for the six months ended March 31, 2007.  We attribute the decrease to the following:

•	a $2.3 million increase in fund management fees, primarily from the following:

(To Index)

-
a $3.9 million net increase in collateral management fees principally as a result of the completion of five new CDOs coupled with a full six months of collateral management fees for five previously completed CDOs;

-	a $99,000 million decrease in the Company’s share of expenses for Trapeza Capital Management, LLC and Trapeza Management Group, LLC; and

-	a $99,000 net increase in management fees from our five company-sponsored unconsolidated partnerships principally as a result of a full six months of management fees for one of the partnerships.

These increases were partially offset by:

-
a $1.7 million decrease in portfolio management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during the six months ended March 31, 2007.  No such fees were received during the six months ended March 31, 2008; and

-
an $85,000 decrease in reimbursed expenses received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during the six months ended March 31, 2007.  No such fees were received during the six months ended March 31, 2008.

•	a $504,000 increase in interest income on loans held for investment, resulting primarily from the following:

-
a $3.2 million increase from the consolidation in our financial statements of Apidos CDO VI during the six months ended March 31, 2008 as compared to the six months ended March 31, 2007 while it accumulated assets through a warehouse facility.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for the six months ended March 31, 2008 and 2007 were $196.0 million and $100.3 million, respectively, at weighted average interest rates of 6.78% and 7.71%, respectively; offset in part by

-
a $2.7 million decrease from the consolidation in our financial statements of one Apidos CDO issuer and one Resource Europe CDO issuer during the three months ended March 31, 2008 as compared to two Resource Europe CDO issuers and one Apidos CDO issuer during the six months ended March 31, 2007 while they accumulated assets through separate warehouse facilities.  The weighted average loan balances of CDO issuers we consolidated through warehouse facilities in the three months ended March 31, 2008 and 2007 were $98.7 million and $176.1 million, respectively, at a weighted average interest rates of 6.31% and  6.42%, respectively.

•	a $9.3 million decrease in limited and general partner interests, primarily from the following:

-	a $7.9 million decrease in net unrealized appreciation in the book value of the partnership securities and swap agreements to reflect current market value; and

-	a $1.4 million decrease from our limited and general partner share of the operating results of unconsolidated partnerships we have sponsored.

•	a $429,000 increase in our earnings in unconsolidated CDOs as a result of a net increase in earnings from investments in fourteen previously sponsored CDO issuers;

•	a $1.9 million decrease in RCC management fees and equity compensation, reflecting a $375,000 decrease in management fees and a $1.5 million decrease in equity compensation; and

•	a $699,000 decrease in other revenue primarily from the following:

-	a $300,000 decrease from the gain on the sale of a security during the six months ended March 31, 2007. No such gain occurred during the six months ended March 31, 2008; and

-
a $533,000 decrease from the interest spread earned on loans and ABS assets accumulating on warehouse facilities with third parties based on the terms of warehousing agreements during the six months ended March 31, 2007.  No such spread was received during the six months ended March 31, 2008.

(To Index)

Costs and Expenses − Six Months Ended March 31, 2008 as Compared to the Six Months Ended March 31, 2007

Costs and expenses of our financial fund management operations increased $2.9 million (30%) for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  We attribute the increase to the following:

•	a $4.0 million increase in general and administrative expenses, primarily from the following:

-	a $1.3 million decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction;

-	a $1.3 million increase in compensation expense due to higher wages and benefits;

-	a $966,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations;

-	a $218,000 increase in financial software programs and publications as a result of the growth of our assets under management; and

-	a $171,000 decrease in reimbursed RCC operating expenses.

•	a $1.1 million decrease in equity compensation (income) expense related to award of RCC restricted stock options to members of management.

Results of Operations: Other Costs and Expenses and Other Income (Expense)

General and administrative costs were $3.8 million and $7.2 million for the three and six months ended March 31, 2008, respectively, an increase of $1.0 million (36%) and $1.7 million (30%) as compared to $2.8 million and $5.5 million for the three and six months ended March 31, 2007, respectively.  We attribute these increases primarily to increases in wages and benefits of $1.0 million and $2.0 million for the three and six months ended March 31, 2008, respectively, of which $505,000 and $930,000, respectively, was compensation expense related to the vesting of restricted stock awards given to our employees.

Provision for credit losses was $1.5 million and $4.2 million for the three and six months ended March 31, 2008 as compared to $0 and $45,000 for the three and six months ended March 31, 2007.  The increase in the provision for credit losses is a result of the following:

•
in our commercial finance business, we held the NetBank portfolio of leases and notes until the sale to  LEAF Fund III was completed in April 2008.  In addition, we have accumulated and are holding a $126.0 million portfolio of leases and notes that is anticipated to be sold to a new entity that we will manage.  The increase in the amount of leases and notes we held on our balance sheet along with the significant growth in our originations has increased the likelihood that a credit problem could occur prior to completing the sale of those assets to one of our investment partnerships.  Accordingly, we recorded a provision for credit losses in our commercial finance business of $1.5 million and $3.8 million for the three and six months ended March 31, 2008, respectively; and

•
in our financial fund management business, our evaluation of the creditworthiness of the portfolio of loans held by Apidos CDO VI included an analysis of observable secondary market prices and general market conditions, and as a result, concluded that the $458,000 provision for credit losses we recorded for the  three months ended December 31, 2007 was adequate at March 31, 2008.

Depreciation and amortization expense was $989,000 and $2.0 million for the three and six months ended March 31, 2008, respectively, an increase of $270,000 (38%) and $527,000 (37%) as compared to $719,000 and $1.4 million for the three and six months ended March 31, 2007, respectively.  This increase relates primarily to the addition of $6.4 million of leasehold improvements and equipment over the past twelve months in conjunction with our growth in operations.

(To Index)

Interest expense was $14.6 million and $29.3 million for the three and six months ended March 31, 2008, respectively, an increase of $6.9 million (90%) and $17.0 million (138%) as compared to $7.7 million and $12.3 million for the three and six months ended March 31, 2007, respectively.  The following table reflects interest expenses (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Commercial finance	$9,871	$2,668	$18,091	$4,681
Financial fund management	3,325	4,653	8,557	6,928
Real estate	259	261	519	522
All other	1,140	112	2,105	154
	$14,595	$7,694	$29,272	$12,285

The increase in interest expense primarily reflects the increased borrowings by our commercial finance and financial fund management businesses to support their expanded operations.  Facility utilization and interest rates for these operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Commercial finance
Average borrowings (in millions)	$601.6	$154.0	$537.3	$130.6
Average interest rates	6.5%	6.8%	6.6%	7.0%

Financial fund management
Average borrowings (in millions)	$218.0	$363.1	$293.1	$273.1
Average interest rates	5.9%	5.1%	5.7%	5.0%

Interest expense incurred by our commercial finance operations increased by $7.2 million and $13.4 million for the three and six months ended March 31, 2008, respectively, due to an increase in average borrowings of $447.6 million and $406.7 million, respectively, in part, offset by a reduction of interest rates as a result of our use of interest rate swaps to fix rates.  LEAF’s growth in borrowings was driven by the recent acquisitions, continued growth in new and existing vendor programs and the introduction of new commercial finance products.

Interest expense incurred by our financial fund management operations decreased $1.3 million for the three months ended March 31, 2008 due the termination in January 2008 of outstanding warehouse facilities that were used to purchase loans held for investment.  Theses facilities, and their associated loans, were held by CDO issuers that we consolidated while the assets were being accumulated.  For the three months ended March 31, 2008, we had no outstanding borrowings on these facilities.  Interest expense for the six months ended March 31, 2008 increased by $1.6 million primarily due to the $218.0 million of senior notes issued by Apidos CDO VI in December 2007, offset in part, by a $103.9 million decrease in average borrowings on the warehouse facilities.

(To Index)

The following table sets forth certain information relating to the increase in minority interest expense of $1.5 million (204%) and $2.0 million (156%) for the three and six months ended March 31, 2008, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Commercial finance minority ownership (1)	$456	$48	$1,111	$106
Commercial finance fund participation (2)	1,521	−	1,521	−
SFF Partnerships (3)	199	381	538	772
Warehouse providers (4)	−	286	97	397
	$2,176	$715	$3,267	$1,275

(1)
Senior executives of LEAF hold a 14.9% interest in LEAF, reflecting the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance of LEAF’s restricted stock in fiscal 2007 and 2006.  The increase in minority interest expense for the three and six months ended March 31, 2008 reflects the increase in LEAF’s income from continuing operations before income taxes and minority interest of $6.7 million and $12.1 million, respectively.

(2)	In January 2008, LEAF sold a 49% participation interest in one of its subsidiaries that holds a portfolio of leases acquired from NetBank to LEAF Fund III.

(3)	At March 31, 2008, we owned a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of certain of the CDO issuers we have formed.

(4)
In addition, certain warehouse providers were entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which held Apidos and Resource Europe bank loan assets during their accumulation stage.  As of January 2008, all warehouse facilities have been terminated.

Other income (expense), net was net income of $1.3 million and a net loss of $17.1 million for the three and six months ended March 31, 2008, respectively, as compared to other income, net, of $1.8 million and $4.3 million for the three and six months ended March 31, 2007, respectively.  The reduction in other income is a result of the following:

•
a gain of $312,000 and a loss of $18.0 million on the settlement of the sale of secured bank loans in Europe and the United States in late January and early February 2008 as a result of the termination in January 2008 of two secured warehouse credit facilities consolidated under FIN 46-R, for which we had provided limited guarantees;

•
an $805,000 and $2.2 million decrease in gains on sales of TBBK common stock.  During the three and six months ended March 31, 2007, we sold 50,000 and 130,000 shares of TBBK common stock.  There were no sales during the three and six months ended March 31, 2008; and

•
a $132,000 and $1.1 million charge for the other-than-temporary impairment of certain of our investments in CDOs during the three and six months ended March 31, 2008, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of a residential mortgage lender and a subprime investor.  There were no other-than-temporary impairments in the three and six months ended March 31, 2007.

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 59% and 36% for the three and six months ended March 31, 2008 compared to a 35% effective rate for the three and six months ended March 31, 2007.  The increase in the rate primarily relates to the greater impact of permanent items due to lower pre-tax earnings for fiscal 2008 and the reversal of a $1.2 million valuation allowance in the six months ended March 31, 2007.

We currently project our effective tax rate to be between 33% and 38% for the remainder of fiscal 2008.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  See Note 16 to our consolidated financial statements for further information regarding our provision for taxes.

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

(To Index)

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes−an interpretation of FASB Statement No. 109,” or FIN 48, effective October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on the Company’s consolidated balance sheet or statement of income (see Note 16 to our consolidated financial statements for further information).

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

The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	March 31,
	2008	2007
Provided by (used in) operating activities of continuing operations	$27,148	$(92,894)
Used in investing activities of continuing operations	(241,546)	(10,218)
Provided by financing activities of continuing operations	211,362	84,883
Provided by (used in) discontinued operations	3	(1,194)
Decrease in cash	$(3,033)	$(19,423)

We had $11.6 million in cash at March 31, 2008, a decrease of $3.0 million (21%) as compared to $14.6 million at September 30, 2007.  Our ratio of earnings from continuing operations before income taxes, minority interest and interest expense to fixed charges was 1.0 to 1.0 for the six months ended March 31, 2008 as compared to 2.3 to 1.0 for the six months ended March 31, 2007.  The decrease in this ratio primarily reflects a pre-tax loss of $14.0 million for the six months ended March 31, 2008 as compared to income of $16.0 million for the six months ended March 31, 2007, in addition to an increase in our fixed charges, principally interest expense.  The increase in interest expense is the reflective of additional borrowings, principally the $218.0 million of senior notes issued by Apidos CDO VI; we acquired all of the equity interests in Apidos CDO VI in December 2007 and in accordance with FIN 46-R, consolidate its assets and liabilities.  In addition, we increased our utilization of secured credit facilities, primarily to fund the NetBank acquisition.  Correspondingly, our ratio of debt to equity increased to 566% for the six months ended March 31, 2008 from 337% for the six months ended March 31, 2007.

Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations was $27.1 million for the six months ended March 31, 2008, an increase of $120.0 million as compared to the six months ended March 31, 2007, substantially as a result of the following:

•
a $124.1 million decrease in our cash investments in commercial finance assets, reflecting the sale of notes and leases to the investment partnerships we sponsored and manage.  This decrease does not reflect the $583.0 million of leases that were acquired in two transactions we closed in November 2007 using direct bank financing; and

•
a $23.3 million increase in cash provided from continuing operations, reflecting a $19.4 million decrease in net income as adjusted to exclude $42.7 million of increases in non-cash charges.  The increase in these non-cash charges included a $23.0 million increase in losses on the sales of loans held for investment and impairment charges on secured bank loans, $4.2 million of increased credit loss reserves due to current market conditions and $15.5 million of increases in other charges; offset in part by

•	a $31.7 million increase in other operating assets and liabilities.

Cash Flows from Investing Activities. Net cash used by our investing activities of continuing operations increased by $231.3 million for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, primarily reflecting the following:

•
a $223.3 million net increase in investments and other assets, principally reflecting the $216.9 million net increase in loans held for investment as a result of the consolidation of Apidos CDO VI in accordance with FIN 46-R; and

•	the $8.0 million of funds that were used in the acquisition of NetBank.

(To Index)

Cash Flows from Financing Activities.  Net cash provided by our financing activities of continuing operations increased by $126.5 million for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007, principally as a result of the following:

•	a $136.7 million of funding was provided by our existing credit facilities, net of repayments, reflecting primarily the issuance and consolidation of the Apidos CDO VI senior notes; offset, in part by

•	a $7.3 million net increase in restricted cash and escrow deposits, mostly monies withheld by our commercial finance credit facilities to repay our borrowings under those facilities; and

•	a $1.9 million decrease in tax benefits from the exercise of employee stock options during the fiscal 2007 period; no benefit was recorded during same period for fiscal 2008.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2008 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Other debt (1) (2) (3)	$549,887	$126,025	$385,713	$36,369	$1,780
Secured credit facilities (1) (2)	339,044	187,678	56,734	74,696	19,936
Capital lease obligation (1)	101	42	59	−	−
Operating lease obligations	17,283	2,894	4,776	3,531	6,082
Other long-term liabilities	5,941	1,106	1,573	1,458	1,804
Total contractual obligations	$912,256	$317,745	$448,855	$116,054	$29,602

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2008; Less than 1 year:  $42.4 million; 1-3 years:  $58.6 million; 4-5 years:  $18.3 million; and after 5 years: $2.5 million.  Includes interest payments on the Morgan Stanley bridge loans which were transferred to LEAF Fund III in April 2008 of less than 1 year: $14.3 million; 1-3 years: $17.1 million; and 4-5 years: $1.0 million.

(2)
Includes the repayment of $218.0 million of senior notes for Apidos CDO VI which we consolidated under FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the noteholders.

(3)
Includes principal repayments on the Morgan Stanley bridge loans of less than 1 year $125,164, 1-3 years of $166,085 and 4-5 years of $23,984 which were transferred along with the related assets to LEAF Fund III in April 2008.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$4,044	$4,044	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Other commercial commitments (1)	603,483	63,381		109,687		8,772		421,643
Total commercial commitments (2)	$607,773	$67,671		$109,687		$8,772		$421,643

(1)
Senior lien financing obtained with respect to certain acquired properties, TIC investment programs and real estate loans are obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed (“carveouts”).  These carveouts relate to a total of $602.5 million in financing and expire as the related indebtedness is paid down over the next ten years.

(2)	All other credit facilities remained substantially unchanged from what was previously disclosed in our Annual Report on Form 10-K/A for fiscal 2007.

We entered into a master lease agreement with one of our TIC programs.  This agreement requires that we fund up to $1.0 million for capital improvements over the next 19 years.  As of March 31, 2008, we have funded approximately $100,000 of capital improvements.

(To Index)

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

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133,” or SFAS 161.  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to us in the first quarter of fiscal 2009.  We are assessing the potential impact that the adoption of SFAS 161 may have on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin No. 110, or SAB 110.  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the FASB issued SFAS 141-R, “Business Combinations,” or SFAS 141-R.  SFAS 141-R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  It also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141-R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009.  While we have not yet evaluated the impact, if any, that SFAS 141-R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

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

(To Index)

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA issued Statement of Position, or SOP, 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  This SOP is effective for fiscal years beginning on or after December 15, 2007, with early application encouraged (for the Company, its fiscal year beginning October 1, 2008).  In October 2007, the FASB issued SOP 07-1-1 indefinitely deferring the effective date of this SOP.

In May 2007, the FASB issued Staff Position, or FSP, FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies,” or FSP FIN 46-R(7).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (our fiscal year beginning October 1, 2008).  Certain of our consolidated subsidiaries currently apply investment company accounting.  We are currently evaluating the impact, if any; the adoption of this interpretation will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115", or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.

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

Recent Developments

On April 22, 2008, LEAF completed the transfer of a portfolio of leases and notes which were acquired in the NetBank acquisition by the sale to LEAF Equipment Leasing Income Fund III, L.P., or LEAF Fund III of its 51% membership interest in the special purpose entity that owns the portfolio.  The sale was for $8.7 million, representing the net book value of the assets transferred. LEAF had previously transferred a 49% membership interest in this special purpose entity to LEAF Fund III on January 31, 2008 for its net book value of $6.8 million. This entity that owns the portfolio, which is wholly-owned by LEAF Fund III as a result of these sales, remains the borrower on the Morgan Stanley bridge financing. Accordingly, a total of $323.0 million of commercial finance assets were transferred by LEAF to LEAF Fund III together with $315.0 million of related debt financing.  LEAF earned asset acquisition fees on these transfers of $3.4 million and $3.3 million in January and April 2008, respectively.

(To Index)

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at March 31, 2008.  We analyze only the potential impacts of hypothetical assumptions.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

At March 31, 2008, we held $620.2 million in commercial finance assets, comprised of notes, leases and future payment card receivables at fixed rates of interest.  We periodically sell these assets to the investment partnerships we sponsored and manage at our cost basis, typically within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  Further, we, along with our investment partnerships, maintain swap agreements to effectively fix the interest rates on the related debt, as discussed below.

We had weighted average borrowings of $128.3 million and $277.2 million under a secured revolving credit facility and a bridge loan with Morgan Stanley for the six months ended March 31, 2008 at effective interest rates of 5.8% and 7.2%, respectively.  These facilities are not subject to fluctuation in interest rates because we have entered into interest rate swap agreements which create a fixed interest rate on the entire balances.

In addition, we had weighted average borrowings of $131.8 million for the six months ended March 31, 2008 at an effective interest rate of 6.13% under a secured revolving credit facility with National City.  We entered into an interest rate swap agreement for $75.0 million of the borrowings outstanding.  Advances on this facility are required to be repaid within six months, which further reduces our interest rate risk on this facility.

Real Estate

Portfolio Loans and Related Senior Liens.  As of March 31, 2008, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

FIN 46-R Loan.  A mortgage that we consolidate at March 31, 2008 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Other

At March 31, 2008, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $54.9 million for the six months ended March 31, 2008 at an effective interest rate of 7.3%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $185,000.

(To Index)

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this amended report.  Based upon that evaluation, we concluded that there was a control deficiency in our internal control over financial reporting which constituted a material weakness.  Due to this material weakness, our disclosure controls and procedures were not effective as of March 31, 2008 to assure that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is properly disclosed.  We discuss this material weakness and our remediation of such weakness in Item 9A of our amended Annual Report on Form 10-K/A for the year ended September 30, 2007, which is incorporated herein by this reference, and included as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Internal Financial Control

During the three months ended March 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the matters referred to, and incorporated by reference in the preceding paragraph of this report.

(To Index)

PART II.  OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 18, 2008, our stockholders re-elected three directors, Messrs. Carlos C. Campbell, Edward E. Cohen and Hersh Kozlov, to serve three-year terms expiring at the annual meeting of stockholders in 2011.  The voting results were 15,677,588 shares for and 847,728 shares withheld for Mr. Campbell, 16,018,181 shares for and 507,135 shares withheld for Mr. E. Cohen and 15,723,984 shares for and 801,332 shares withheld for Mr. Kozlov.  Messrs. Michael J. Bradley, Jonathan Z. Cohen, Kenneth A. Kind, Andrew M. Lubin and John S. White continue to serve their terms as directors of the Company.

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

10.2	Agreement of Purchase and Sale of Limited Liability Company Membership Interests between Resource America, Inc. and RSI Associates, LLC, dated February 21, 2008.
10.3	First Amendment to Agreement of Purchase and Sale of Limited Liability Company Membership Interests between Resource America, Inc. and RSI Associates, LLC, dated March 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Item 9A as filed in Form 10-K/A for the fiscal year ended September 30, 2007.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(To Index)

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