Form 10-Q
period 2008-06-30
RESOURCE AMERICA INC
filed 2008-08-11
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of outstanding shares of the registrant’s common stock on August 5, 2008 was 18,165,933.

QUARTERLY REPORT ON FORM 10-Q
For the fiscal quarter ended June 30, 2008
EXPLANATORY NOTE

On May 19, 2008, Resource America, Inc. filed Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”) that included restated quarterly financial information for the periods ended December 31, 2006, March 31, 2007 and June 30, 2007, which was originally filed on February 11, 2008.  The Company’s consolidated statements of operations, shareholders’ equity and cash flows for the three and nine months ended June 30, 2007, including the applicable notes as presented in this report reflect that restatement.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements for the fiscal year ended September 30, 2007 and as of and for the three and nine months ended June 30, 2007” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

In addition, management concluded that the Company had a material weakness in our internal control over financial reporting relating to our effective monitoring of the Company’s investments in the Trapeza entities, that led to the restatement.  As described in more detail in Item 9A of our Annual Report on Form 10-K/A, the Company has identified the causes of this material weakness and have implemented measures designed to remedy them.

RESOURCE AMERICA, INC. AND SUBSIDIARIES

PART I.                      FINANCIAL INFORMATION
Item 1.                 Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	September 30, 2007
	(unaudited)	(restated)
ASSETS
Cash	$7,797	$14,624
Restricted cash	24,270	19,340
Receivables	3,692	21,255
Receivables from managed entities	32,321	20,177
Loans sold, not settled	1,990	152,706
Loans held for investment, net	222,123	285,928
Investments in commercial finance, net	305,501	243,391
Investments in real estate, net	49,563	49,041
Investment securities available-for-sale, at fair value	30,481	51,777
Investments in unconsolidated entities	20,942	39,342
Property and equipment, net	28,167	12,286
Deferred income taxes	38,822	29,877
Goodwill	7,969	7,941
Intangible assets, net	4,474	4,774
Other assets	23,701	18,664
Total assets	$801,813	$971,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$53,801	$60,546
Payables to managed entities	1,003	1,163
Borrowings	574,496	706,372
Deferred income tax liabilities	11,124	11,124
Minority interests	4,829	6,571
Total liabilities	645,253	785,776

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,480,825 and 26,986,975 shares issued, respectively (including nonvested restricted stock of 582,655 and 199,708, respectively)	269	268
Additional paid-in capital	268,038	264,747
Retained earnings	6,476	27,171
Treasury stock, at cost; 9,322,571 and 9,369,960 shares, respectively	(101,553)	(102,014)
ESOP loan receivable	(205)	(223)
Accumulated other comprehensive loss	(16,465)	(4,602)
Total stockholders’ equity	156,560	185,347
	$801,813	$971,123

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(restated)		(restated)
REVENUES
Commercial finance	$21,803	$12,808	$82,434	$28,461
Real estate	5,626	7,008	18,790	18,580
Financial fund management	2,017	18,635	22,662	48,065
	29,446	38,451	123,886	95,106
COSTS AND EXPENSES
Commercial finance	10,967	5,416	32,751	13,607
Real estate	5,672	3,971	16,464	10,179
Financial fund management	7,122	5,925	20,020	15,878
General and administrative	3,954	3,413	11,169	8,956
Provision for credit losses	1,550	113	5,770	158
Depreciation and amortization	1,309	728	3,264	2,156
	30,574	19,566	89,438	50,934
OPERATING (LOSS) INCOME	(1,128)	18,885	34,448	44,172

Interest expense	(9,776)	(10,176)	(39,048)	(22,461)
Minority interest income (expense), net	2,590	(980)	(677)	(2,255)
Other (expense) income, net	(5,530)	2,079	(22,606)	6,418
	(12,716)	(9,077)	(62,331)	(18,298)
(Loss) income from continuing operations before taxes	(13,844)	9,808	(27,883)	25,874
(Benefit) provision for income taxes	(5,820)	4,119	(10,874)	9,704
(Loss) income from continuing operations	(8,024)	5,689	(17,009)	16,170
Loss from discontinued operations, net of tax	(1)	(1,450)	(10)	(1,506)
NET (LOSS) INCOME	$(8,025)	$4,239	$(17,019)	$14,664

Basic (loss) earnings per common share:
Continuing operations	$(0.46)	$0.32	$(0.97)	$0.93
Discontinued operations	−	(0.08)	−	(0.09)
Net (loss) income	$(0.46)	$0.24	$(0.97)	$0.84
Weighted average shares outstanding	17,549	17,569	17,493	17,463

Diluted (loss) earnings per common share:
Continuing operations	$(0.46)	$0.29	$(0.97)	$0.84
Discontinued operations	−	(0.07)	−	(0.08)
Net (loss) income	$(0.46)	$0.22	$(0.97)	$0.76
Weighted average shares outstanding	17,549	19,210	17,493	19,215

Dividends declared per common share	$0.07	$0.07	$0.21	$0.20

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2008
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	ESOP Loan Receivable	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
			(restated)				(restated)
Balance, October 1, 2007	$268	$264,747	$27,171	$(102,014)	$(223)	$(4,602)	$185,347
Net loss	-	−	(17,019)	-	-	-	(17,019)	$(17,019)
Treasury shares issued	-	108	-	698	-	-	806
Stock-based compensation	-	744	-	-	-	-	744
Restricted stock awards	-	2,258	-	-	-	-	2,258
Issuance of common shares	1	181	-	-	-	-	182
Purchase of treasury shares	-	-		(237)	-	-	(237)
Cash dividends	-	-	(3,676)	-	-	-	(3,676)
Other comprehensive loss	-	-	-	−	-	(11,863)	(11,863)	(11,863)
Total comprehensive loss	-	-	-	−	-	−	−	$(28,882)
Repayment of ESOP loan	-	-	-	-	18	-	18
Balance, June 30, 2008	$269	$268,038	$6,476	$(101,553)	$(205)	$(16,465)	$156,560

The accompanying notes are an integral part of this statement

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2008	2007
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,019)	$14,664
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities, net of acquisitions:
Impairment charge on collateralized debt obligation investments	8,123	−
Depreciation and amortization	4,299	2,712
Provision for credit losses	5,770	158
Minority interests	677	2,255
Equity in losses (earnings) of unconsolidated entities	10,260	(12,191)
Distributions from unconsolidated entities	14,651	12,995
Loss on sales of loans	17,674	−
Gains on sales of assets	(2,033)	(6,783)
Deferred income tax benefit	(13,689)	(6,657)
Non-cash compensation on long-term incentive plans	3,808	1,983
Non-cash compensation issued	107	1,630
Non-cash compensation received	359	(1,550)
Decrease (increase) in commercial finance investments	35,842	(137,620)
Changes in operating assets and liabilities	(14,627)	(42)
Net cash provided by (used in) operating activities of continuing operations	54,202	(128,446)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,621)	(3,406)
Payments received on real estate loans and real estate	8,109	15,703
Investments in real estate, including properties	(8,380)	(16,245)
Purchases of investments	(247,067)	(19,821)
Proceeds from sale of investments	27,701	6,158
Principal payments received on loans	10,071	−
Net cash paid for acquisitions	(8,022)	(20,708)
Increase in other assets	(17,352)	(3,423)
Net cash used in investing activities of continuing operations	(240,561)	(41,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	780,898	559,278
Principal payments on borrowings	(568,617)	(395,169)
Minority interest contributions	315	−
Minority interest distributions	(1,394)	(2,040)
Dividends paid	(3,676)	(3,533)
Increase in restricted cash	(27,948)	(7,166)
Proceeds from issuance of stock	182	927
Purchase of treasury stock	(237)	(2,777)
Tax benefit from the exercise of stock options	−	1,887
Net cash provided by financing activities of continuing operations	179,523	151,407
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	9	(527)
Financing activities	−	(1,145)
Net cash provided by (used in) discontinued operations	9	(1,672)
Decrease in cash	(6,827)	(20,453)
Cash at beginning of period	14,624	37,622
Cash at end of period	$7,797	$17,169

The accompanying notes are an integral part of these statements

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007 (“fiscal 2007”).  The results of operations for the three and nine months ended June 30, 2008 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2008 (“fiscal 2008”).

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR
ENDED SEPTEMBER 30, 2007 AND AS OF AND FOR THE THREE AND NINE MONTHS ENDED
JUNE 30, 2007

The Company’s consolidated financial statements for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007 and for the fiscal year ended September 30, 2007 have been restated because of errors found in the financial statements of five limited partnerships (the “Trapeza Partnerships”) in which the Company has an original investment of $8.4 million, owns 8% of the limited partner interests and owns 50% of the general partner.  The overall impact of the adjustments was a cumulative reduction of net income by approximately $3.2 million, net of tax.  The financial information of the Trapeza Partnerships is included in the Company’s financial statements in accordance with the application of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Trapeza Partnerships were formed between July 2002 and December 2003 for the purpose of investing in the preference shares, or equity, of collateralized debt obligation issuers whose collateralized debt obligations, or CDOs, are secured by approximately $1.4 billion (at fair value) of trust preferred securities of public and non-public banks and bank holding companies.  In preparing the financial statements of the Trapeza Partnerships for the year ended December 31, 2007, the independent auditors for the Trapeza Partnerships concluded that certain additional valuation procedures should have been applied to the privately issued trust preferred securities held by the CDO issuers based on the nature of the collateral and an evaluation of credit and market spread trends and that the unconsolidated equity interests held by certain of the partnerships should have been valued in accordance with Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The application of these procedures resulted in a non-cash, mark-to-market adjustment of a positive $1.4 million (the Company’s share) and a negative $4.6 million, net of tax (the Company’s share) on a cumulative basis through September 30, 2007 and for the three months ended December 31, 2007, respectively.  The Company recognized the unrealized non-cash, mark-to-market adjustments impacting periods prior to September 30, 2004 as an adjustment to the opening retained earnings for the fiscal year ended September 30, 2005 in the amount of $2.0 million, and thereafter recognized these adjustments in its consolidated statements of income on a quarterly basis.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for certain financial fund management entities and LEAF Financial Corp. (“LEAF”) in which the senior executives of LEAF hold a 14.9% interest.  Additionally, in March 2008, the Company sold a 19.99% interest in an indirect subsidiary that holds a hotel property in Savannah, Georgia, resulting in minority interest in that subsidiary.

The Company is the general and a limited partner in two Structured Finance Funds (the “SFF entities”).  The limited partners do not have the substantive ability to remove the general partner without cause based on a simple majority vote.  In accordance with EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”), the Company, as the general partner, is presumed to control these entities, and therefore consolidates the limited partnerships.  Investment securities available-for-sale contain the interests in unconsolidated CDOs owned by the Company and interests owned by the SFF entities that the Company controls and as a result, are consolidated in its financial statements.  The Company's combined general and limited partner interests in the SFF entities of 15% and 36% and the interests owned by third parties are reflected as minority interest.

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

Through December 31, 2007 in certain CDO transactions sponsored by the Company, the Company provided credit support in the form of a first loss guarantee to the warehouse lender, typically an investment banking firm that provided the warehouse facility to a CDO issuer while the CDO issuer accumulated assets.  If the warehouse lender disposed of the assets it held at a loss, the Company reimbursed the lender for its losses up to a specified amount.  Generally, the first loss amount ranged from 3% to 6% of the total assets accumulated in the warehouse facility during the accumulation phase.  The Company often was required to deposit an amount into an account held by the warehouse lender as assets were being accumulated.  The Company reflected these amounts as restricted cash on its consolidated balance sheets.  In these cases, the Company generally determined that the CDO issuer was a VIE, the first loss guarantee was a variable interest and that the Company was the primary beneficiary and required to consolidate the CDO issuer’s assets and liabilities, which generally consisted of leveraged and commercial loans and a warehouse facility.

When a sufficient amount of assets were accumulated, the CDO issuer repaid the warehouse facility by issuing various layers of CDO securities to investors in a private offering, the Company’s first loss guarantee was terminated and the Company no longer consolidated the CDO issuer.  The Company generally serves as collateral asset manager of the CDO issuer and receives ongoing fees for this service until the termination of the CDO issuer.

In January 2008, the Company terminated the warehouse agreements for two CDO issuers it had sponsored, Apidos CDO VII and Resource Europe II.  The underlying loans were sold in late January and early February 2008.  Accordingly, the Company reclassified these loans and recorded a loss on the reclassification in the quarter ended December 31, 2007.  The loss was included in other income (expense) in the consolidated statements of operations.  The assets and liabilities of those CDO issuers, which were included in the Company’s consolidated balance sheets at September 30 and December 31, 2007 in accordance with FIN 46-R, are no longer consolidated as a result of the sale.  The restricted cash securing the warehouse agreements was retained by the warehouse lender.  The Company has no additional warehouse loss exposure under these facilities.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation − (Continued)

In December 2007, the Company purchased 100% of the outstanding preference shares of Apidos CDO VI for $21.3 million.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO VI.  The Company was deemed to be the primary beneficiary and, therefore, has since consolidated Apidos CDO VI in accordance with FIN 46-R.

Investments in Unconsolidated Entities

The Company accounts for its investments in financial fund management, real estate and commercial finance investment vehicles under the equity method of accounting since the Company has the ability to exercise significant influence over operating and financial decisions of these entities.

Financial Fund Management

As an owner of limited and general partner interests in the Trapeza entities, the Company has the ability to exercise significant influence over their operating and financial decisions.  The Company's combined general and limited partner interests in these entities range from 13% to 50%.

The Company has interests in five other company-sponsored partnerships.  Four of these partnerships invest in regional banks and the other is organized as a hedge fund that the Company manages.  The Company’s combined general and limited partner interests in these partnerships range from approximately 5% to 10%.

Real Estate

The Company has sponsored and manages six real estate limited partnerships, five limited liability companies and seven TIC property interests that invest in multi-family residential properties.

In May 2008, the Company created a wholly-owned indirect subsidiary which was a special purpose entity (“SPE”) for the purpose of acquiring distressed real estate loans with a partner.  The entity was determined to be a VIE.  While the Company owns 100% of the equity interests of the SPE, it does not consolidate it since the partner was determined to be the primary beneficiary as defined by FIN 46-R.

Commercial Finance

The Company has interests in three company-sponsored partnerships.  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 5%.

Allowance for Credit Losses

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  The Company considers a loan to be impaired when, based on current information and events, management believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on market price, if available; the fair value of the collateral less estimated disposition costs; or the present value of estimated cash flows.  Increases in the allowance for credit losses are recognized in the statements of operations as a provision for credit losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off or write-down of the loan against the allowance for credit losses.  The Company periodically evaluates its loan portfolio, and in particular, any loans that are not current with respect to scheduled payments of principal and interest.  In reviewing its portfolio of loans held for investment and the observable secondary market prices, the Company determined that its reserves were understated and accordingly, recorded a provision for credit losses of $839,000 and $1.3 million for the three and nine months ended June 30, 2008, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that scheduled debt service payments will not be met within the coming 12 months; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.  The Company recorded no provision for credit losses on its portfolio of real estate loans for the three and nine months ended June 30, 2008 and 2007.

The Company evaluates the adequacy of the allowance for credit losses in commercial finance (including investments in leases, notes and future payment card receivables) based upon, among other factors, management’s experience of portfolio default rates, subsequent collectability and economic conditions and trends.  The Company discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.  Management has determined that an allowance for credit losses was needed at June 30, 2008 and recorded a provision of $711,000 and $4.5 million for the three and nine months ended June 30, 2008, respectively.  In the three and nine months ended June 30, 2007, the Company recorded a provision of $113,000 and $158,000, respectively.

Generally, during the lease terms of existing operating leases, the Company will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on a continual basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no writedowns of equipment during the three and nine months ended June 30, 2008 and 2007.

Investment Securities Available-for-Sale

The Company’s investment securities available-for-sale, including its investments in CDOs, are carried at fair value.  The fair value of these CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimation due to the lack of market activity and unobservable pricing inputs.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Financial Accounting Standards

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2010. All prior-period earnings per share data presented must be adjusted retrospectively.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect its adoption of SFAS 162 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 or for the Company in fiscal 2010. The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”).  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the second quarter of fiscal 2009.  The Company is assessing the potential impact that the adoption of SFAS 161 may have on its financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
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

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  In October 2007, the FASB issued FSP SOP 07-1-1, which indefinitely deferred the effective date of this SOP.

In May 2007, the FASB issued FSP FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies,” (“FSP FIN 46-R(7)”).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  Certain of the Company’s consolidated subsidiaries currently apply investment company accounting.  The Company is currently evaluating the impact, if any; the adoption of this interpretation will have on its consolidated financial statements.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash. The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At June 30, 2008, the Company had $14.9 million (excluding restricted cash) in deposits at various banks, of which $12.4 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such investments.

NOTE 4 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Nine Months Ended June 30,
	2008	2007
Cash paid during the period for:
Interest	$45,494		$14,161
Income taxes	$3,101		$1,614
Non-cash activities include the following:
Transfer of loans held for investment (see Note 13):
Reduction of loans held for investment	$325,365		$418,809
Termination of associated secured warehouse credit facilities	$(337,276)		$(418,292)
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	$(51,524)		$(881,126)
Proceeds from sale of loans	$7,366		$78,576
Principal payments on loans	$6,322		$49,608
Settlement of loans traded, not settled, including use of escrow funds	$152,706	$	−
(Repayments of) borrowings on associated secured warehouse credit facilities	$(100,368)		$763,226
Acquisitions of commercial finance assets (see Note 8):
Commercial finance assets acquired	$412,439	$	−
Purchase of building and other assets	$7,835	$	−
Debt incurred for acquisition	$(391,176)	$	−
Liabilities assumed	$(21,176)	$	−
Receipt of a note upon the partial sale of a real estate investment	$1,500	$	−

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

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

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Shares
Basic shares outstanding	17,549	17,569	17,493	17,463
Dilutive effect of stock options and other equity awards (1)	−	1,641	−	1,752
Dilutive shares outstanding	17,549	19,210	17,493	19,215

(1)
For the three and nine months ended June 30, 2008, all outstanding options and other equity awards were antidilutive due to the loss for the periods and, therefore, were excluded from the computation of Diluted EPS.  As of June 30, 2008, there were 1,003,757 outstanding options at exercise prices that exceeded the average market price of the Company’s stock for the three months then ended.  The exercise prices on those options were between $10.04 and $27.84 per share.  As of June 30, 2007, options to purchase 57,500 shares were outstanding but were excluded from the computation of Diluted EPS as their effect would have been antidilutive.  The exercise prices on those options ranged from $24.28 to $27.84 per share.

NOTE 6 − RESTRICTED CASH

The Company’s restricted cash includes the following (in thousands):

	June 30, 2008		September 30, 2007
	(unaudited)
Escrow funds − financial fund management	$15,690	(1)	$12,282
Collection accounts – commercial finance	7,530	(2)	5,884
Other	1,050		1,174
	$24,270		$19,340

(1)	At June 30, 2008, Apidos CDO VI held $15.7 million of cash in a trust account.

(2)	Credit facilities for the Company’s commercial finance operations require it to maintain collection accounts.

NOTE 7 − LOANS

Loans Traded, Not Settled

The Company entered into a trade to sell a $2.0 million bank loan position prior to June 30, 2008 which had not settled at that date.  The gross proceeds of this trade totaled $1.9 million and resulted in a realized loss of $59,000.  The final proceeds from this trade were received in July 2008.

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

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 7 − LOANS − (Continued)

Loans Held for Investment, net

The following is a summary of the Company’s secured bank loans held for investment by CDO issuers that the Company consolidated in accordance with FIN 46-R (in thousands):

	June 30, 2008	September 30, 2007
Bank loans:
Principal	$224,872	$284,906
Unamortized premium	243	1,160
Unamortized discount	(2,534)	(138)
	222,581	285,928
Allowance for credit losses	(458)	−
Loans held for investment, net	$222,123	$285,928

The following table summaries the activity in the allowance for credit losses (in thousands):

Balance, October 1, 2007	$	−
Provision for credit losses		1,297
Charge-offs, net of recoveries		(839)
Balance, June 30, 2008		$458

In December 2007, the Company closed Apidos CDO VI, a $240.0 million securitization of corporate loans, and provided the equity of $21.3 million for this investment.  At June 30, 2008, this portfolio consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”) plus 1.38% to 9.50%, with maturity dates ranging from December 2010 to June 2022.

At September 30, 2007, the Company’s portfolio of loans held for investment consisted of floating rate loans at various LIBOR rates, including European LIBOR, plus 1.38% to 8.50%, with maturity dates ranging from March 2010 to June 2022.

There were no fixed rate loans as of June 30, 2008 or September 30, 2007.

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

NetBank Business Finance.  On November 7, 2007, the Company acquired a portfolio of over 10,000 equipment leases and loans to small businesses of NetBank Business Finance, a division of NetBank, from the Federal Deposit Insurance Corporation which held it in receivership, at a discount for $412.5 million.  Financing for this transaction was provided by borrowings under the Company’s existing warehouse credit facility and a new facility with Morgan Stanley Bank (“Morgan Stanley”) and Morgan Stanley Asset Funding Inc.  On April 22, 2008, LEAF completed the transfer of its NetBank portfolio by the sale to LEAF Equipment Leasing Income Fund III, L.P. (“LEAF Fund III”) of its 51% membership interest in the special purpose entity that owns the portfolio.  The sale was for $9.4 million, representing the net book value of the assets transferred. LEAF had previously transferred a 49% membership interest in this special purpose entity to LEAF Fund III on January 31, 2008 for its net book value of $6.8 million. This entity that owns the portfolio, which is wholly-owned by LEAF Fund III as a result of these sales, remains the borrower on the Morgan Stanley bridge financing. Accordingly, a total of $311.0 million of commercial finance assets were transferred by LEAF to LEAF Fund III together with $301.0 million of related debt financing (see Note 13).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 8 − INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the respective portfolio acquisitions (in thousands):

	NetBank	Dolphin Capital Corp.
Leases and notes	$412,539	$	−
Property and equipment and other assets	6,168		1,667
Liabilities assumed	(21,176)		−
Borrowings under debt facilities	(389,683)		(1,493)
Net cash paid for acquisition	$7,848		$174

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	June 30, 2008	September 30, 2007
Notes receivable	$209,546	$192,262
Direct financing leases, net	78,104	44,100
Future payment card receivables, net	17,009	6,899
Assets subject to operating leases, net of accumulated depreciation of $50 and $7	1,407	250
Allowance for credit losses	(565)	(120)
Investments in commercial finance, net	$305,501	$243,391

The interest rates on notes receivable generally range from 7% to 15%.

The components of direct financing leases are as follows (in thousands):

	June 30, 2008	September 30, 2007
Total future minimum lease payments receivables	$90,613	$50,196
Initial direct costs, net of amortization	1,922	658
Unguaranteed residuals	694	442
Unearned income	(15,125)	(7,196)
Investments in direct financing leases, net	$78,104	$44,100

The Company typically sells without recourse all of the leases and notes it acquires or originates to the investment entities it manages within two to three months after their acquisition or origination.  However, the Company has accumulated and is holding a $144.6 million portfolio of leases and notes that it anticipates it will sell to a new investment entity that it will manage and consolidate.

Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on factoring their future credit card receipts.  The components of future payment card receivables are as follows (in thousands):

	June 30, 2008	September 30, 2007
Total future payment card receivables	$22,985	$8,135
Unearned income	(5,976)	(1,236)
Investments in future payment card receivables	$17,009	$6,899

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 8 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

Commercial Finance Assets − (Continued)

The following table summarizes the activity in the allowance for credit losses for the Company’s commercial finance portfolio (in thousands):

	LEAF		Merit	Total
Balance, October 1, 2007	$	−	$120	$120
Provision for credit losses		2,152	2,321	4,473
Charge-offs, net of recoveries		(1,772)	(2,256)	(4,028)
Balance, June 30, 2008		$380	$185	$565

NOTE 9 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	June 30,	September 30,
	2008	2007
Real estate loans (see Note 22):
Balance, beginning of period	$27,765	$28,739
New loans	1,500	1,597
Additions to existing loans	−	42
Collection of principal	(1,618)	(3,373)
Other	538	760
Balance, end of period	28,185	27,765
Less allowance for credit losses	(629)	(629)
Net real estate loans	27,556	27,136
Real estate:
Ventures	8,208	9,769
Owned, net of accumulated depreciation of $2,417, $2,028 and $2,125	13,799	12,136
Total real estate	22,007	21,905
Investments in real estate, net	$49,563	$49,041

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 10 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company has invested in two affiliated publicly-traded companies, Resource Capital Corp. (“RCC”) (NYSE: RSO), and The Bancorp, Inc. (“TBBK”) (Nasdaq: TBBK) (see Note 18), in addition to its investments in CDO issuers it has sponsored and manages, as follows (in thousands):

	June 30,	September 30,
	2008	2007
RCC stock, including unrealized losses of $15,444 and $7,344	$14,279	$22,099
TBBK stock, including unrealized losses of $273 and gains of $1,010	901	2,184
CDO securities, including net unrealized losses of $11,172 and $7,543	15,301	27,494
Investment securities available-for-sale	$30,481	$51,777

The Company held approximately 2.0 million shares of RCC common stock at June 30, 2008 and September 30, 2007.  In addition, the Company has options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share; expire in January 2009) of RCC common stock.

The Company held 118,290 shares of TBBK at June 30, 2008 and September 30, 2007.  The Company’s supplemental employment retirement plan for the Company’s former Chief Executive Officer, which is reflected in other assets, held an additional 123,719 shares of TBBK valued at $943,000 and $2.3 million at June 30, 2008 and September 30, 2007, respectively, as well as $1.1 million and $1.2 million, respectively, of other equity securities at June 30, 2008 and September 30, 2007.

Investments in CDO securities represent investments in the CDO issuers that the Company sponsored and manages.  Investments in 18 CDOs at June 30, 2008 and September 30, 2007 were held directly through the Company’s financial fund management entities and indirectly through the consolidation of two investment partnerships, the SFF entities, that the Company manages as the general partner.  As of June 30, 2008 and September 30, 2007, the Company had fully impaired seven and four CDO investments, respectively.  The Company will utilize the cost-recovery method to realize any future income in these investments.  Interests owned by third parties in the SFF entities, reflected as minority interest, totaled $2.7 million and $3.6 million as of June 30, 2008 and September 30, 2007, respectively.  The investments held by the respective CDOs are sensitive to interest rate fluctuations, which accordingly impact their fair value.  Unrealized losses are generally caused by changes in interest rates on those securities.

Unrealized Losses

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in  available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
June 30, 2008	$57,370	$	−	$(26,889)	$30,481
June 30, 2007	$75,265		$2,488	$(10,266)	$67,487

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands):

	Estimated Fair Value	Less than 12 Months	Estimated Fair Value	More than 12 Months
June 30, 2008	$4,325	$(2,135)	$26,156	$(24,754)
June 30, 2007	$19,973	$(1,594)	$39,092	$(8,672)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 10 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

Realized Losses

The global credit markets have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage sector, particularly in the subprime sector.  This volatility and reduction in liquidity has affected banks, thrifts and other financial institutions as well as direct and indirect real estate investments.  In the three and nine months ended June 30, 2008, the Company recorded charges of $7.0 million and $8.1 million, respectively, for the other–than-temporary impairment of certain of its investments in CDOs. In the three months ended June 30, 2008, the $7.0 million charge reflects impairments on two regional bank investments and one thrift investment.  In addition to these impairments, the $1.1 million charge prior to the three months ended June 30, 2008 reflects impairments on investments in a real estate asset-backed security (“ABS”), a commercial mortgage-backed security (“CMBS”), as well as an impairment of an investment in a state bank and a subprime investor.  There were no impairment charges during the three and nine months ended June 30, 2007.

NOTE 11 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	June 30, 2008	September 30, 2007	Range of Combined Partnership Interests
		(restated)
Trapeza entities	$4,828	$18,755	13% − 50%
Financial fund management partnerships	4,964	7,185	5% − 10%
Real estate investment partnerships	9,392	7,926	3% – 11%
Commercial finance investment partnerships	1,758	2,109	1% − 5%
Tenant-in-Common (“TIC”) property interest (1)	−	3,367	N/A
Investments in unconsolidated entities	$20,942	$39,342

(1)	The Company’s interest in a TIC property as of September 30, 2007 was subsequently sold to investors.

The Company is entitled to incentive distributions (carried interests) in four of the Trapeza partnerships it manages. Within two such partnerships, the incentive distributions are subject to potential clawbacks to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  As of June 30, 2008, the Company has recorded a clawback liability of $4.3 million based on the performance of two of the Trapeza partnerships.  As of September 30, 2007 based on the performance of these partnerships, no such clawback liability was recorded.

The Trapeza entities include the Company’s 50% equity interest in one of the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC (“TCM”).  The Company does not control TCM and, accordingly, does not consolidate it.

Summarized operating data for TCM is presented in the following table (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Management fees	$649 (1)	$2,648	$6,461 (1)	$10,322
Operating expenses	(421)	(585)	(1,939)	(2,256)
Other expense	(58)	(69)	(198)	(57)
Net income	$170	$1,994	$4,324	$8,009

(1)	Reflects the discount recorded in June 30, 2008 in connection with subordinate and incentive management fees that the Company expects to receive in the future.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 12 − PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	Estimated Useful Lives	June 30, 2008	September 30, 2007
Land (1)	−	$200	$	−
Building (1)	39 years	1,667		−
Leasehold improvements	1-15 years	6,167		4,420
Real estate assets − FIN 46-R	40 years	3,900		3,900
Furniture and equipment	3-10 years	11,283		9,438
		23,217		17,758
Accumulated depreciation and amortization		(6,688)		(5,472)
Held-for-sale (2)		11,638		−
Property and equipment, net		$28,167		$12,286

(1)	Reflects $1.9 million for the land and a building located in Moberly, Missouri which the Company acquired from Dolphin Capital Corp. (see Notes 8 and 13).

(2)
Reflects $1.5 million for the land and $10.1 million for an apartment building located in Portland, Maine.  The property was sold to one of the Company’s real estate investment partnerships in July 2008.

NOTE 13 – BORROWINGS

The credit facilities of the Company, as well as those of the financial fund management CDO issuers that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of June 30, 2008			As of September 30, 2007
	Amount of Facility	Balance		Balance
	(in millions)	(in thousands)		(in thousands)
Commercial finance:
Secured revolving credit facilities	$150.0	$139,200		$83,900
	250.0	135,599		137,637
Subtotal – Commercial finance	$400.0	274,799		221,537

Financial fund management:
Consolidated under FIN 46-R:
CDO senior notes, net	$218.0	213,186	(1)	−
Secured warehouse credit facilities	−	−		439,539
Subtotal – Financial fund management	$218.0	213,186		439,539

Corporate:
Secured revolving credit facilities	$75.0	52,600		29,600
	14.0	7,450		−
Subtotal – Corporate	$89.0	60,050		29,600

Other debt		26,461	(2)	15,696
Total borrowings outstanding		$574,496		$706,372

(1)	Reflected net of deferred issuance costs of $4.8 million.

(2)
Includes a $9.9 million mortgage secured by property in Portland, Maine.  In July 2008, the property was sold and the mortgage was transferred to one of the Company’s real estate investment partnerships.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Commercial finance - Secured revolving credit facilities

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  The underlying equipment being leased or financed collateralizes the borrowings.  Weighted average borrowings for the three months ended June 30, 2008 and 2007 were $141.5 million and $68.4 million, respectively, at an effective interest rate of 5.4% and 7.4%, respectively.  Weighted average borrowings for the nine months ended June 30, 2008 and 2007 were $135.0 million and $82.8 million, respectively, at an effective interest rate of 5.9% and 7.5%, respectively.

In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from Resource Capital Corp (“RCC”), a real estate investment trust managed by the Company.  In May 2008, the Company paid a $500,000 amendment fee to modify the terms of this facility for the purpose of transferring the facility to a new investment entity that the Company will manage and consolidate.  The facility is non-recourse to the Company and matures in October 2009.  However, any outstanding borrowings as of that date will continue to amortize until fully repaid, at a higher rate of interest.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest and principal payments are due monthly.  Prior to June 1, 2008, interest was charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 60 basis points on borrowings up to $100.0 million and (ii) one-month LIBOR plus 75 basis points on borrowings in excess of $100.0 million.  As of June 1, 2008, the interest rate is one-month LIBOR plus 1.15% on all the borrowings.  The borrowing availability on the line may be increased at any time with the lender’s consent.  If the lender agrees to increase the availability, the Company must pay a fee in an amount equal to 0.20% of the principal amount of the increase.  The Company is also required to pay unused facility fees on the available balance of the line and is subject to a prepayment penalty if loans are repaid prior to maturity.  Weighted average borrowings for the three months ended June 30, 2008 and 2007 were $128.3 million and $117.1 million, respectively, at an effective interest rate of 6.0%.  Weighted average borrowings for the nine months ended June 30, 2008 and 2007 were $128.3 million and $66.1 million, respectively, at effective interest rates of 5.9%.

The Company utilizes interest rate swap agreements and interest rate caps to mitigate the negative effect of fluctuations in LIBOR (see Note 15).  The swap agreements terminate at various dates ranging from November 2011 to November 2020.

Commercial finance – Terminated bridge loans

In November 2007, LEAF obtained $368.1 million of bridge financing from Morgan Stanley to fund the NetBank acquisition.  The financing agreement provided for two loans − a $333.4 million class A loan and a $34.7 million class B loan which were secured by the NetBank assets acquired.  This facility and the $311.0 million of outstanding loans effectively were transferred to LEAF Fund III in April 2008.  The interest rate on the class A loan was the adjusted eurodollar rate (defined as the 30 day LIBOR rate) plus 2.00%.  The interest rate on the class B loan was the adjusted eurodollar rate plus 10.00%.  Weighted average borrowings on these loans for the three and nine months ended June 30, 2008 were $72.7 million and $209.3 million, respectively, at an effective interest rate of 7.2%.

Financial Fund Management – CDO senior notes

In December 2007, the Company closed and acquired all of the equity interests in Apidos CDO VI, which issued $218.0 million of its senior notes at par.  The investments held by Apidos CDO VI collateralize the debt and, as a result, are not available to the Company, its creditors or stockholders.  The senior notes, which are non-recourse to the Company, consist of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.00%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  All of the notes issued mature on December 13, 2019, although the noteholders have the right to call the notes anytime after January 4, 2012, or in the case of a refinancing, anytime after January 4, 2011.  The weighted average interest rate on the senior notes was 5.94% for the three and nine months ended June 30, 2008.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Financial fund management – Terminated secured warehouse credit facilities

The Company was a party to various warehouse credit agreements for facilities which provided funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities were consolidated by the Company in accordance with FIN 46-R while the assets accumulated prior to the completion of the CDO.  Upon the closing of the CDO, the facilities were terminated and the interest was paid.  The following warehouse credit facilities were terminated during the nine months ended June 30, 2008:

•
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley with interest at LIBOR plus 75 basis points.  The Company determined to end this facility at its maturity date on January 16, 2008.  The Company recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of the underlying loans in the portfolio (see Note 19).  The Company has no further exposure under this facility.  Average borrowings for the nine months ended June 30, 2007 were $17.0 million, at an average interest rate of 5.76%.

•
In January 2007, a EUR 400.0 million facility was opened with Morgan Stanley with interest at European LIBOR plus 75 basis points.  The Company also determined to end this facility at its maturity date on January 11, 2008.  The Company recorded a loss as of December 31, 2007 from the subsequent sale and reclassification of the underlying loans (see Note 19).  The Company has no further exposure under this facility.  Average borrowings for the nine months ended June 30, 2008 were $47.7 million, at an average interest rate of 5.34%.  Average borrowings for the three and nine months ended June 30, 2007 were $141.6 million and $58.5 million, respectively, at an average rate of 4.98% and 4.94%, respectively.

•
In connection with the closing of Apidos CDO VI, a $400.0 million facility opened in August 2006 with affiliates of Credit Suisse Securities (USA) LLC (“Credit Suisse”) was terminated in December 2007.  The interest rate was LIBOR plus 62.5 basis points.  Average borrowings for the nine months ended June 30, 2008 were $48.4 million at an average interest rate of 5.70%.  Average borrowings for the three and nine months ended June 30, 2007 were $167.1 million and $125.0 million, respectively, at an average rate of 5.98% for both periods.

Corporate – Secured revolving credit facilities

TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) (“Commerce Bank”).  In May 2007, the Company entered into a $75.0 million revolving credit facility with Commerce Bank expiring on May 23, 2012.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of 1,279,418 shares of RCC.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  As of June 30, 2008, availability on this line was limited to $12.7 million based on the value of the collateral.  Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate plus 1%, or (ii) LIBOR plus 2.25%.  The Company is also required to pay an unused facility fee of 25 basis points per annum, payable quarterly in arrears.  Weighted average borrowings for the three months ended June 30, 2008 and 2007 were $55.6 million and $3.0 million, respectively, at an effective interest rate of 5.55% and 15.8%, respectively.  Weighted average borrowings were $52.1 million and $1.0 million for the nine months ended June 30, 2008 and 2007, respectively, at an average rate of 6.72% and 22.2%, respectively.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, based on the value of the collateral, was limited to $113,000 as of June 30, 2008.  Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for the three months ended June 30, 2008 and 2007 were $7.5 million and $6.8 million, respectively, at an effective interest rate of 6.0% and 8.3%, respectively.  Weighted average borrowings for the nine months ended June 30, 2008 and 2007 were $5.5 million and $3.4 million, respectively, at an effective interest rate of 7.0% and 9.4%, respectively.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Other debt − Mortgage loans

As of June 30, 2008, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding balance totaling $1.3 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

In April 2008, the Company borrowed $9.9 million under two separate mortgages to purchase an apartment building in Portland, Maine.  The apartment building is the collateral for both mortgages.  The first mortgage, in the amount of $8.9 million, requires interest only payments at a fixed rate of 4.92% until its maturity in May 2015 but may be extended for an additional year at a variable rate of interest.  The second mortgage of $1.0 million requires monthly payments of principal and interest of $6,225 a month at a fixed rate of 6.12%, and may also be extended for an additional year at a variable rate of interest.  In July 2008, the Company sold the property and transferred the mortgages to one of its real estate investment partnerships.

In November 2007, in conjunction with the acquisition of the net business assets of Dolphin Capital Corp., the Company assumed a $1.5 million first mortgage on an office building in Moberly, Missouri.  The mortgage, due in December 2037, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077.

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage matures on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of June 30, 2008 was $12.3 million.

Other debt − Secured notes

At June 30, 2008, the Company also had an outstanding balance of $546,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%.

In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 100 basis points (3.7% at June 30, 2008) and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collaterize the note.  The outstanding balance as of June 30, 2008 was $844,000.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending June 30 and thereafter are as follows (in thousands):

2009	$174,363
2010	39,044
2011	243,312	(1)
2012	27,221
2013	62,018
Thereafter	33,352
	$579,310	(2)

(1)
Includes the repayment of $218.0 million of senior notes issued by Apidos CDO VI which the Company consolidates under FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the note holders.

(2)	Reflects gross principal repayments excluding reduction for unamortized deferred issuance costs of $4.8 million for Apidos CDO VI.

Included in the debt repayments table are principal repayments of $11,465 in 2009, $12,197 in 2010, $12,976 in 2011, $13,635 in 2012, $14,675 in 2013 and $9.9 million thereafter on two mortgages for an apartment building in Maine.  This property was sold and the mortgages were transferred to one of the Company’s real estate investment partnerships in July 2008.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 13 – BORROWINGS − (Continued)

Covenants

The Company is subject to certain financial covenants which are customary for the type and size of its related debt facilities and include among others a consolidated net worth requirement of $160.0 million as well as specified debt service coverage and leverage ratios.  At June 30, 2008, the Company was not in compliance with its net worth financial covenant under its Commerce Bank corporate secured revolving credit facility.  On August 7, 2008, the Company and the lender banks amended the credit facility to reduce the minimum consolidated net worth covenant to $150.0 million at June 30, 2008 and waived the consolidated net worth covenant violation at that date.  In consideration for the amendment, the Company and the lenders agreed to reduce the outstanding commitment of $75.0 million under the facility as follows:  On August 7, 2008, the outstanding commitment was reduced to $60.0 million, on September 30, 2008 the outstanding commitment reduces to $55.0 million, on December 31, 2008 the outstanding commitment reduces to $45.0 million; and on March 31, 2009 the outstanding commitment reduces to $30.0 million.  The Company was in compliance with all other debt covenants.

NOTE 14 − COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net (loss) income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net (loss) income, are referred to as “other comprehensive (loss) income” and for the Company include primarily changes in the fair value, net of taxes, of investment securities available-for-sale and hedging contracts.

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(restated)		(restated)
Net (loss) income	$(8,025)	$4,239	$(17,019)	$14,664
Other comprehensive (loss) income:
Unrealized losses on investment securities available-for-sale, net of tax of $(4,070), $(3,137), $(8,312) and $(3,571)	(4,528)	(4,332)	(15,283)	(5,505)
Less: reclassification for realized losses (gains), net of tax of $2,754, $(363), $3,175 and $(1,269)	4,218	(501)	4,965	(1,753)
	(310)	(4,833)	(10,318)	(7,258)
Minimum pension liability adjustment, net of tax of $15, $0, $(50) and $0	15	−	(50)	−
Unrealized gains (losses) on hedging contracts, net of tax of $1,281, $383, $1,159 and $199	3,102	530	(1,753)	275
Transfer of interest rate swaps to LEAF Fund III, net of tax of $3,083, $0, $0 and $0 (1)	5,480	−	−	−
Foreign currency translation (loss) gain	(40)	(133)	258	90
Comprehensive (loss) income	$222	$(197)	$(28,882)	$7,771

(1)	In April 2008, the Company sold a portfolio of leases and its related debt and interest rate swaps to LEAF Fund III (see Notes 8, 13 and 15).

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 14 − COMPREHENSIVE (LOSS) INCOME − (Continued)

The changes in accumulated other comprehensive (loss) income associated with cash flow hedge activities (see Note 15) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(restated)		(restated)
Balance at beginning of period	$(11,067)	$(255)	$(732)	$ −
Current period changes in fair value, net of tax of $1,281, $383, $(1,159) and $199	3,102	530	(1,753)	275
Transfers of interest rate swaps to LEAF Fund III, net of tax of $3,083, $0, $0 and $0	5,480	−	−	−
Balance at end of period	$(2,485)	$275	$(2,485)	$275

NOTE 15 – DERIVATIVE INSTRUMENTS

The Company’s hedging strategy is to use derivative financial instruments, including interest rate swaps and interest rate caps, designated as cash flow hedges.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

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

At June 30, 2008, the notional amount of the interest rate swaps was $109.5 million.  As of June 30, 2008, included in accumulated other comprehensive income were unrealized net losses of $4.3 million (net of tax of $1.9 million) on these interest rate swaps.  The Company recognized no gain or loss during the three and nine months ended June 30, 2008 for hedge ineffectiveness.  Assuming market rates remain constant with the rates at June 30, 2008, the Company estimates that approximately $2.0 million of the loss in accumulated other comprehensive income is projected to be recognized in earnings over the next 12 months.  The $304.7 million notional amount of interest rate swaps on the Morgan Stanley bridge financing were transferred to LEAF Fund III in April 2008.

In the third quarter, the Company entered into interest rate caps on its debt facility with Morgan Stanley.  The notional amount of interest rate caps at June 30, 2008 was $20.7 million.  The agreements expire in May and June 2015.

NOTE 16 - INCOME TAXES

The Company recorded the following provision (benefit) for income taxes, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(restated)		(restated)
(Benefit) provision for income taxes, at estimated effective rate	$(5,820)	$4,119	$(10,874)	$10,861
Deferred tax benefit	−	−	−	(58)
Change in valuation allowance	−	−	−	(1,099)
(Benefit) provision for income taxes	$(5,820)	$4,119	$(10,874)	$9,704

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 16 - INCOME TAXES − (Continued)

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109,”  which provides guidance on the measurement, recognition and disclosure of tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition and classification.  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption.  Effective October 1, 2007, the Company adopted the provisions of FIN 48, which did not have an impact on its consolidated balance sheets on the date of adoption nor as of June 30, 2008.  In addition, the Company does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations, such as Pennsylvania and New York.  The IRS is currently examining the Company's 2005 tax year.  The Company anticipates that the 2005 examination will be concluded in the current fiscal year and has recorded a liability and corresponding deferred tax asset for what the Company believes to be the proposed examination adjustments based upon the results from its 2004 IRS examination.  The Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2001.

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

During the three and nine months ended June 30, 2008, the Company granted 89,500 and 99,500 employee stock options, respectively.  The Company granted 30,000 and 57,500 employee stock options, respectively, during the three and nine months ended June 30, 2007.  There was no tax benefit recorded at the grant date since the options issued were ISOs and employees have typically held the stock received on exercise for the requisite holding period.

The calculation of the fair value of options granted was made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended June 30,
	2008	2007
Fair value of stock options granted	$3.47	$10.59
Expected life (years)	6.25	6.25
Expected stock volatility	47.3%	31.5%
Risk-free interest rate	3.9%	4.7%
Dividend yield	3.0%	1.3%

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 17 − STOCK−BASED COMPENSATION − (Continued)

As of June 30, 2008, there was $1.4 million of unrecognized compensation costs related to nonvested stock options.  These costs are expected to be recognized over a weighted-average period of 1.5 years.  Option compensation expense for the three and nine months ended June 30, 2008 was $252,000 and $744,000, respectively, and $235,000 and $685,000 for the three and nine months ended June 30, 2007, respectively.

Restricted Stock

During the three and nine months ended June 30, 2008, the Company awarded 2,336 and 464,749 shares of restricted stock, respectively, valued at $20,000 and $6.0 million, respectively, which primarily vest at 25% per year through January 2012.  During fiscal 2007, the Company awarded 137,446 shares of restricted stock valued at $3.5 million, which primarily vested 25% in January 2008 and 6.25% on a quarterly basis thereafter through January 2011.  In fiscal 2006, the Company awarded 84,580 shares of restricted stock valued at $1.5 million, which primarily vest 25% per year commencing in January 2007.  For the three and nine months ended June 30, 2008, the Company recorded compensation expense related to these restricted stock awards of $897,000 and $2.2 million, respectively.  For the three and nine months ended June 30, 2007, the Company recorded compensation expense related to these restricted stock awards of $303,000 and $690,000, respectively.

During fiscal 2007, LEAF issued 135,000 shares of its restricted stock valued at $39,000, which vest 25% per year commencing April 2008.  During fiscal 2006, LEAF issued 300,000 shares of its restricted stock valued at $69,000, which vest at 50% per year commencing in February 2007.  In March 2007, a majority-owned subsidiary of LEAF issued 8% of its units valued at $53,000.  For the three and nine months ended June 30, 2008, the Company recorded stock-based compensation for the LEAF restricted stock of $3,300 and $13,700, respectively.  For the three and nine months ended June 30, 2007, the Company recorded stock-based compensation for the LEAF restricted stock of $13,000 and $22,000, respectively.

Performance–Based Awards

During the three and nine months ended June 30, 2008, the Company granted 0 and 99,000 shares of restricted stock, respectively, that will vest based on the achievement of certain performance goals.  No expense has been recorded relative to these units.

Aggregate information regarding the Company’s employee stock options as of June 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Term (in years)	Value
Balance – beginning of year	3,316,761	$8.49
Granted	99,500	$9.20
Exercised	(30,062)	$6.03
Forfeited	(1,750)	$17.26
Balance - end of period	3,384,449	$8.53	4.19	$10,105,234

Exercisable - end of period	3,107,077

Available for grant	453,753 (1)

(1)	Reduced for restricted stock awards granted under the Company’s amended and restated 2005 Omnibus Equity Compensation Plan.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 17 − STOCK−BASED COMPENSATION − (Continued)

The following table summarizes the activity for nonvested employee stock options and restricted stock during the nine months ended June 30, 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested Stock Options
Outstanding − beginning of year	297,870	$7.70
Granted	99,500	$3.47
Vested	(118,248)	$7.51
Forfeited	(1,750)	$6.75
Outstanding – end of period	277,372	$6.27

Nonvested Restricted Stock
Outstanding − beginning of year	199,708	$22.50
Granted	464,749	$13.48
Vested	(80,841)	$14.66
Forfeited	(961)	$25.99
Outstanding – end of period	582,655	$16.38

The outstanding shares of nonvested restricted stock are eligible to receive cash dividends declared by the Company and have voting rights with the exception of 100,422 shares.  Additionally, the nonvested shares outstanding at June 30, 2008 exclude 481,000 restricted shares issued pursuant to performance-based awards where the performance criteria have not yet been met.

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	June 30,	September 30,
	2008	2007
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$18,261	$9,229
Financial fund management entities	4,627	5,341
Real estate investment partnerships and TIC property interests	6,903	3,439
RCC	2,317	2,034
Other	213	134
Receivables from managed entities and related parties, net	$32,321	$20,177
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$713	$1,163
TBBK	200	−
BCMI	90	−
Payables to managed entities	$1,003	$1,163

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(restated)		(restated)
Financial Fund Management- fees from managed entities (1)	$1,226	$2,900	$7,064	$10,319
Real Estate – fees from investment partnerships and TIC property interests	2,290	3,089	7,516	6,911
Commercial finance − fees from investment partnerships	9,194	6,509	27,243	11,283
RCC:
Management, incentive and servicing fees	1,465	2,179	5,113	7,549
Reimbursement of expenses from RCC	337	(11)	531	1,263
Dividends received	812	794	2,421	2,368
Atlas America, Inc. − reimbursement of net costs and expenses	184	225	926	868
1845 Walnut Associates Ltd - payment of rent and operating expenses	(108)	(76)	(386)	(347)
9 Henmar LLC – payment of broker/consulting fees	(137)	(176)	(364)	(392)
Ledgewood P.C. – payment of legal services	(406)	(249)	(1,110)	(395)

(1)
Excludes the non-cash adjustment on the unrealized depreciation in the book value of Trapeza partnership securities totaling $4.4 million and $330,000 for the quarters ended June 30, 2008 and 2007, respectively, and $9.3 million and $360,000 for the nine months ended June 30, 2008 and 2007, respectively.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the CEO of TBBK and its subsidiary bank.  D. Cohen is the son of Edward E. Cohen (“E. Cohen,” the Company’s Chairman of the Board) and the brother of Jonathan Z. Cohen (“J. Cohen,” the Company’s CEO and President) and B. Cohen is the wife of E. Cohen and mother of J. Cohen and D. Cohen.  During the three and nine months ended June 30, 2008, the Company did not sell any of its shares of TBBK stock.  During the three and nine months ended June 30, 2007, the Company sold 60,000 and 190,000, respectively, of its shares of TBBK stock for $1.5 million and $4.8 million, respectively, and realized gains of $864,000 and $3.0 million, respectively.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services to Merit.  For the three and nine months ended June 30, 2008, $24,400 and $44,700, respectively, in fees had been paid to TBBK.  At June 30, 2008, the Company has accrued a fee of $200,000 due to TBBK for advisory services related to the acquisition of NetBank.  At June 30, 2008, the Company had $523,000 in cash on deposit at TBBK.

Relationship with Retirement Trust.  In February 2008, the Company received $298,000 in full repayment of a loan in accordance with its terms from a limited partnership in which E. Cohen and D. Cohen own beneficial interests.  The loan had been included in a trust that the Company established to fund the supplemental employment retirement plan of E. Cohen.

Transactions between LEAF and RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and notes are sold to RCC at book value plus an origination fee not to exceed 1%.  During the three and nine months ended June 30, 2008, LEAF sold $8.1 million and $37.0 million, respectively, of leases and notes to RCC.  During the three and nine months ended June 30, 2007, LEAF sold $3.0 million and $19.3 million, respectively, of leases and notes to RCC.  In addition, from time to time LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  During the three and nine months ended June 30, 2008, LEAF purchased $2.6 million and $5.9 million, respectively, of leases from RCC at a price equal to their book value.  During the three and nine months ended June 30, 2007, LEAF purchased $600,000 and $9.1 million, respectively, of leases from RCC at a price equal to their book value.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (the “LEAF Funds”) for which it also is the general partner.  The leases and notes are sold to the LEAF Funds at book value plus an origination fee not to exceed 2%.  During the three and nine months ended June 30, 2008, LEAF sold $401.8 million and $1.1 billion, respectively, of leases and notes to the LEAF Funds.  During the three and nine months ended June 30, 2007, LEAF sold $259.0 million and $382.2 million, respectively, of leases and notes to the LEAF Funds.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts.  During the three and nine months ended June 30, 2008, LEAF purchased $0 and $1.4 million, respectively, of leases and notes back from the LEAF Funds at a price equal to their book value.  During the three and nine months ended June 30, 2007, LEAF purchased $315,000 and $1.7 million, respectively, of leases and notes back from the LEAF Funds at a price equal to their book value.

Relationship with RCC.  On June 30, 2008, the Company and RCC entered into an amended and restated management agreement that must be in effect until March 31, 2009 and will automatically renew for one-year terms unless at least two-thirds of the independent directors or a majority of the outstanding common shares agree to not automatically renew.  The amended and restated agreement revised the calculation of the Company’s incentive compensation so that it will equal (i) twenty-five percent (25%) of the dollar amount by which (A) RCC’s adjusted operating earnings (as defined in the agreement) of RCC (before incentive compensation but after the base management fee) for such quarter per Common Share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of RCC’s common shares in the initial offering by RCC and the prices per share of the common shares in any subsequent offerings of RCC, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Company, RCC and its directors and the approval of the majority of RCC’s directors in the case of non-recurring or unusual transactions or events.

Transaction with Officer of Brandywine Construction Management, Inc. (“BCMI”) and BCMI.  In March 2008, the Company sold a 19.99% interest in an indirect subsidiary that holds its hotel property in Savannah, Georgia to a limited liability company owned by Adam Kauffman for $1.0 million plus $130,000 in fees and recognized a gain of $612,000.  Mr. Kauffman is the president of Brandywine Construction Management, Inc., (“BCMI”) the property manager for the hotel and several other legacy properties of the Company.  The terms of the sale agreement provide for a purchase option by Mr. Kauffman to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased. The purchase option expires in July 2011, at which time Mr. Kauffman has a right of first offer to purchase the balance of the Company’s interest in the hotel.

In addition, the Company has accrued a $90,000 fee to BCMI in connection with the final resolution of a legacy asset.

Transaction with Cohen & Company.  In May 2008, the Company received a fee of $231,000 for acting as the Introducing Agent for a transaction in which Cohen & Company purchased securities from an investment bank.  D. Cohen is the Chairman of Cohen & Company.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 19 − OTHER (EXPENSE) INCOME, NET

The following table details the Company’s other (expense) income, net (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
Gain (loss) on loan sales related to terminated warehouse facilities	$346	$	−	$(17,674)	$	−
Impairment charge on CDO investments	(6,974)		−	(8,123)		−
RCC dividend income	812		794	2,421		2,368
Gain on sale of investment securities available-for-sale	−		864	−		3,016
Interest income and other income	286		421	770		1,034
Other (expense) income, net	$(5,530)		$2,079	$(22,606)		$6,418

In connection with the substantial volatility and reduction in liquidity in the global credit markets which commenced in July 2007, the Company recorded the following during the three and nine months ended June 30, 2008:

•
a gain of $346,000 for the three months ended June 30, 2008 and a loss of $17.7 million for the nine months ended June 30, 2008, from the sales of loans held for investment due to the termination of the related warehouse facilities in January 2008; and

•
a charge of $7.0 million and $8.1 million, respectively, reflecting the other-than-temporary impairment of certain of the Company’s investments in CDOs.  During the three months ended June 30, 2008, the $7.0 million charge reflects impairments on two regional bank investments, one thrift investment and an investment in real estate ABS and CMBS.  In addition to these impairments, the $1.1 million charge prior to the three months ended June 30, 2008 reflects an impairment on a real estate ABS and CMBS investment, as well as an impairment on an investment in a state bank and a subprime investor.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Real estate carveouts

The Company obtains senior lien financing with respect to certain acquired properties, TIC investment programs and real estate loans on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $625.9 million in financing and expire as the related indebtedness is paid down over the next ten years.

Financial fund management clawbacks

Two of the Trapeza entities have incentive distributions (carried interest) that are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements. As of June 30, 2008, the Company’s total potential clawback obligation was $7.5 million of which $4.3 million has been recorded as a liability in the consolidated financial statements.

Real estate capital improvements

The Company entered into a master lease agreement with one of the TIC programs it sponsored and manages.  This agreement requires that the Company fund up to $1.0 million for capital improvements for the TIC property over the next 19 years.  To date, the Company has funded approximately $200,000 of capital improvements.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES − (Continued)

General corporate commitments

As a specialized asset manager, the Company sponsors investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

The Company is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

As of June 30, 2008, except for the clawback liability recorded for the Trapeza entities, the Company does not believe it is probable that any payments will be required under any of its indemnifications and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 21 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended June 30, 2008
Revenues from external customers	$22,010	$6,172	$10,151	$	−	$38,333
Equity in losses of unconsolidated entities	(207)	(546)	(8,134)		−	(8,887)
Total revenues	21,803	5,626	2,017		−	29,446
Segment operating expenses	(10,967)	(5,672)	(7,122)		−	(23,761)
Depreciation and amortization	(709)	(324)	(59)		(217)	(1,309)
Interest expense	(5,229)	(375)	(3,284)		(888)	(9,776)
Provision for credit losses	(711)	−	(839)		−	(1,550)
Other (expense) income, net	(96)	20	(6,816)		(2,592)	(9,484)
Minority interest (expense) income, net	(627)	(50)	3,267		−	2,590
Income (loss) before intercompany interest expense and income taxes	3,464	(775)	(12,836)		(3,697)	(13,844)
Intercompany interest expense	(1,280)	−	−		1,280	−
Income (loss) from continuing operations before income taxes	$2,184	$(775)	$(12,836)		$(2,417)	$(13,844)

Nine Months Ended June 30, 2008			(restated)			(restated)
Revenues from external customers	$82,559	$19,956	$31,631	$	−	$134,146
Equity in losses of unconsolidated entities	(125)	(1,166)	(8,969)		−	(10,260)
Total revenues	82,434	18,790	22,662		−	123,886
Segment operating expenses	(32,751)	(16,464)	(20,020)		−	(69,235)
Depreciation and amortization	(1,692)	(701)	(198)		(673)	(3,264)
Interest expense	(23,320)	(894)	(11,841)		(2,993)	(39,048)
Provision for credit losses	(4,473)	−	(1,297)		−	(5,770)
Other (expense) income, net	50	155	(26,007)		(7,973)	(33,775)
Minority interest (expense) income, net	(3,259)	(50)	2,632		−	(677)
Income (loss) before intercompany interest expense and income taxes	16,989	836	(34,069)		(11,639)	(27,883)
Intercompany interest expense	(4,330)	−	−		4,330	−
Income (loss) from continuing operations before income taxes	$12,659	$836	$(34,069)		$(7,309)	$(27,883)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 21 − OPERATING SEGMENTS − (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
			(restated)			(restated)
Three Months Ended June 30, 2007
Revenues from external customers	$12,807	$6,974	$15,418	$	−	$35,199
Equity in earnings of unconsolidated entities	1	34	3,217		−	3,252
Total revenues	12,808	7,008	18,635		−	38,451
Segment operating expenses	(5,416)	(3,971)	(5,925)			(15,312)
Depreciation and amortization	(286)	(186)	(16)		(240)	(728)
Interest expense	(3,395)	(252)	(6,256)		(273)	(10,176)
Provision for credit losses	(113)	−	−		−	(113)
Other (expense) income, net	10	(6)	(211)		(1,127)	(1,334)
Minority interest expense, net	(316)	−	(664)		−	(980)
Income (loss) before intercompany interest expense and income taxes	3,292	2,593	5,563		(1,640)	9,808
Intercompany interest expense	(690)	−	(1,554)		2,244	−
Income from continuing operations before income taxes	$2,602	$2,593	$4,009		$604	$9,808
Nine Months Ended June 30, 2007			(restated)			(restated)
Revenues from external customers	$28,483	$18,662	$35,770	$	−	$82,915
Equity in (losses) earnings of unconsolidated entities	(22)	(82)	12,295		−	12,191
Total revenues	28,461	18,580	48,065		−	95,106
Segment operating expenses	(13,607)	(10,179)	(15,878)		−	(39,664)
Depreciation and amortization	(920)	(549)	(44)		(643)	(2,156)
Interest expense	(8,076)	(774)	(13,184)		(427)	(22,461)
Provision for credit losses	(158)	−	−		−	(158)
Other (expense) income, net	(53)	87	(830)		(1,742)	(2,538)
Minority interest expense, net	(422)	−	(1,833)		−	(2,255)
Income (loss) before intercompany interest expense and income taxes	5,225	7,165	16,296		(2,812)	25,874
Intercompany interest expense	(1,739)	−	(4,500)		6,239	−
Income from continuing operations before income taxes	$3,486	$7,165	$11,796		$3,427	$25,874

Segment assets
June 30, 2008	$363,893	$155,268	$295,089		$(12,437)	$801,813
			(restated)	(restated)		(restated)
June 30, 2007	$355,166	$144,622	$542,154		$(19,779)	$1,022,163

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

Geographic Information.  Revenues generated from the Company’s European operations totaled $931,000 and $4.9 million for the three and nine months ended June 30, 2008, respectively, and $5.6 million and $11.2 million for the three and nine months ended June 30, 2007, respectively.  Included in segment assets as of June 30, 2008 and 2007 were $8.0 million and $229.2 million, respectively, of European assets.

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2008
(unaudited)

NOTE 22 – SUBSEQUENT EVENT

    On July 31, 2008, we collected approximately $18.4 million in connection with the substantial settlement of a discounted loan, which was secured by the Evening Star Building (“ESA”) in Washington, D.C.  As a result of this repayment, we anticipate recognizing a pre-tax gain in the quarter ending September 30, 2008 of approximately $7.5 million.  Our remaining investment is a discounted mezzanine note with a carrying value of $3.6 million, which is secured by a 5% interest in the property.  Previously, D. Cohen (see Note 18) owned a 15% partnership interest in ESA which secured the discounted note.  Additionally, he had a right-of-first-offer and a right-of-first-refusal (“Rights”) on a sale of the property.  On July 31, 2008, D. Cohen sold his interest to the 80% partner in ESA for $19.5 million.  In connection with the repayment of the loan, D. Cohen was paid $625,000 to relinquish his Rights.

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

Restatement of Previously Issued Financial Results

On May 19, 2008, we filed Amendment No. 1 to our Annual Report on Form 10-K/A, or the Amendment, that included restated quarterly financial information for the periods ended December 31, 2006, March 31, 2007 and June 30, 2007, which was originally filed on February 11, 2008.  Our consolidated statements of operations, shareholders’ equity and cash flows for the three and nine months ended June 30, 2007, including the applicable notes as presented in this report reflect that restatement.

For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements for the fiscal year ended September 30, 2007 and as of and for the three and nine months ended June 30, 2007” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

Overview of the Three and Nine Months Ended June 30, 2008 and 2007

We are a specialized asset management company that uses industry specific expertise to generate and administer investment opportunities in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services.  We typically maintain an investment in the investment vehicles we sponsor.  As of June 30, 2008, we managed $18.8 billion of assets.

           We limit our services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial notes secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on investments in distressed real estate loans, the ownership, operation and management of multi-family and commercial real estate, and originating or purchasing real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans (known as A notes) and, to a lesser extent, subordinated interests in first mortgage loans and mezzanine loans.  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans and asset-backed securities.  We have continued to develop our existing operations with the sponsorship of new investment funds and have expanded the distribution of our products through a large broker/dealer/financial planner network that we have developed.

During the later half of 2007 and continuing in 2008, credit markets in the United States and throughout much of the rest of the world have been extremely volatile and challenging.  We believe that such credit market conditions have created opportunities for us, principally in our commercial finance and real estate businesses, as demonstrated by the acquisitions we have made since June 2007 totaling $990.1 million.

Due to the current status of global credit markets, we continue to believe that the collateralized debt obligation, or CDO, markets have slowed substantially in 2008, limiting our ability to generate additional assets under management through this channel.  Our CDO vehicles have been significantly affected by these conditions and, in particular, have been impacted by continued credit market turbulence and reduction in global liquidity.  Specifically, two secured warehouse credit facilities which we consolidated under FIN 46-R were impacted.  Accordingly, we determined to end these facilities on their expiration dates in January 2008.  We had provided limited guarantees totaling $18.8 million under these facilities which were supported by escrow deposits of $14.8 million.  The expiration of these facilities necessitated the sale of the loans securing them in late January and early February 2008 which resulted in a reclassification and caused us to record a $11.2 million charge, net of tax, in the quarter ended December 31, 2007 which triggered our guarantee.  As a result, our escrow deposits were retained by the warehouse lenders and we paid an additional $5.4 million to cover our guarantee through July 2008.  As of June 30, 2008, we have no further commitments under these credit facilities.

        In addition, the five Trapeza partnerships in which we made an original investment of $8.4 million, owns 8% of the limited partner interests and owns a 50% interest in the general partner, were adversely impacted by credit market turbulence and reduction in global liquidity which affected market spreads and impacted underlying issuers.  This resulted in a reduction in revenues from limited and general partners’ interests of $8.9 million and $16.9 million in the three and nine months ended June 30, 2008, respectively.  The after-tax impact of these credit market conditions to increase the net loss by $5.1 million and $10.3 million for the three and nine months ended June 30, 2008.  We expect that the turbulence in the credit markets may continue to impact our future operating results.

Assets Under Management

We increased our assets under management by $2.0 billion to $18.8 billion at June 30, 2008 from $16.8 billion at June 30, 2007.  The growth in our assets under management was the result of:

•	an increase in the financial fund management assets we manage on behalf of individual and institutional investors, Resource Capital Corp, or RCC, and us, both in the United States and in Europe;

•	an increase in real estate assets managed on behalf of RCC, joint ventures and limited partnerships and Tenant in Common, or TIC, property interests that we sponsor; and

•	an increase in commercial finance assets managed on behalf of the limited partnerships we sponsor and RCC.

The following table sets forth information relating to our assets under management by operating segment and their growth from June 30, 2007 to June 30, 2008 (in millions):

	As of June 30,		Increase
	2008	2007	Amount	Percentage
Financial fund management	$15,375	$14,211	$1,164	8%
Real estate	1,750	1,497	253	17%
Commercial finance	1,630	1,069	561	52%
	$18,755	$16,777	$1,978	12%

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of June 30, 2008 (1)
Financial fund management	35	13	−	−
Real estate	2	6	7	5
Commercial finance	−	3	−	−
	37	22	7	5
As of June 30, 2007 (1)
Financial fund management	28	12	−	−
Real estate	2	6	7	−
Commercial finance	−	3	−	1
	30	21	7	1

(1)	All of our operating segments manage assets on behalf of RCC.

As of June 30, 2008 and 2007, we managed $18.8 billion and $16.8 billion of assets, respectively, for the accounts of institutional and individual investors and RCC, a REIT we sponsored and manage for our own account and on warehouse facilities in the following asset classes (in millions):

	As of June 30, 2008						As of June 30, 2007
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$5,032	$	−	$	−	$5,032	$5,114
Bank loans (1)	3,209		964		226	4,399	3,305
Asset-backed securities (1)	5,497		377		−	5,874	5,439
Real properties (2)	613		−		−	613	499
Mortgage and other real estate-related loans (2)	−		948		189	1,137	998
Commercial finance assets (3)	1,232		92		306	1,630	1,069
REIT trust preferred securities	−		−		−	−	267
Private equity and hedge fund assets (1)	70		−		−	70	86
	$15,653		$2,381		$721	$18,755	$16,777

For the purposes of calculating our assets under management, we value our assets as follows:

(1)	Structured finance assets at their amortized cost.

(2)
Real estate assets as the sum of  (a) the amortized cost of our commercial real estate loans; (b) the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; (c) the amount of our outstanding legacy loan portfolio; and (d) the book value of our interests in real estate.

(3)	Commercial finance assets as the sum of the book value of the equipment and notes and future receivable advances financed by us.

Employees

As of June 30, 2008, we employed 817 full-time workers, an increase of 426, or 109%, from 391 employees at June 30, 2007.  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate		Commercial Finance		Corporate/ Other
June 30, 2008
Investment professionals	192	41	27		119		5
Other	625	18	243	(1)	325		39
Total	817	59	270		444	(2)	44

June 30, 2007
Investment professionals	129	43	31		53		2
Other	262	24	16		184		38
Total	391	67	47		237		40

(1)	Includes 227 employees related to our new property management company, of which 205 are being paid through the individual properties they manage.

(2)	Reflects the additional employees hired in connection with the acquisitions of NetBank and Dolphin Capital Corp.

Revenues

The revenues in each of our business segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors and RCC and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Fund management revenues (1)	$10,361	$21,094	$44,539	$48,536
Finance and rental revenues (2)	16,564	14,450	67,384	33,790
RCC management fees	1,162	2,016	4,107	5,749
Gains on resolutions of loans and other property interests (3)	−	280	1,633	2,991
Net gains on sale of TIC property interests (4)	−	229	373	315
Other (5)	1,359	382	5,850	3,725
	$29,446	$38,451	$123,886	$95,106

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

Results of Operations: Commercial Finance

During the three and nine months ended June 30, 2008, our commercial finance operations increased assets under management to $1.6 billion as compared to $1.1 billion at June 30, 2007, an increase of $561.0 million (52%).  Originations of new equipment financing for the three and nine months ended June 30, 2008 were $147.9 million and $1.0 billion, respectively, as compared to $396.9 million and $655.9 million for the three and nine months ended June 30, 2007, respectively, a decrease of $249.0 million (63%) and an increase of $391.0 million (60%), respectively.  We have not yet commenced marketing LEAF Equipment Finance Fund 4, L.P. to investors.  LEAF Fund III closed its offering in April 2008.  Our growth for the nine months ended June 30, 2008 was driven by our first quarter fiscal 2008 acquisitions of the net business assets of Dolphin Capital Corp and NetBank Business Finance, or NetBank, our continued growth in new and existing vendor programs, the introduction of new commercial finance products and the expansion of our sales staff.  As of June 30, 2008, we managed approximately 96,000 leases and notes that had an average original finance value of $24,000 with an average term of 50 months.

In November 2007, we also acquired a $412.5 million portfolio, at a discount, comprised of over 10,000 leases and small business loans originated by NetBank Business Finance, the equipment leasing division of NetBank, which was being operated in receivership by the Federal Deposit Insurance Corporation, or FDIC.  In addition, we hired approximately 70 of the former NetBank employees in Columbia, South Carolina.  These employees have further expanded our third party funding business unit which we established with our June 2007 acquisition of the leasing division of PCB.  Financing for this acquisition was provided principally by Morgan Stanley Bank, or Morgan Stanley.  We completed the sale of the NetBank portfolio to LEAF Fund III in April 2008.  Until then, we carried the leases and loans and related debt on our consolidated balance sheets, thereby increasing our investment in commercial finance assets, borrowings, finance revenues, interest expense and provision for credit losses during that period of time.

On April 22, 2008, we completed the transfer of a portfolio of leases and notes which were acquired in the NetBank portfolio acquisition by the sale to LEAF Fund III of its remaining 51% membership interest in the special purpose entity that owns the portfolio.  The sale was for $9.4 million, representing the net book value of the assets transferred.  We had previously transferred a 49% membership interest in the special purpose entity to LEAF Fund III on January 31, 2008 for its net book value of $6.8 million.  The special purpose entity which became a wholly-owned by LEAF Fund III as a result of these sales, remains the borrower on the Morgan Stanley bridge financing.  As a result of these transactions, a total of $311.0 million of commercial finance assets were transferred by us to LEAF Fund III together with $301.0 million of related debt financing.  We earned asset acquisition fees on these transfers of $3.4 million and $3.3 million in January and April 2008, respectively.

The November 2007 acquisition of Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, significantly expanded our commercial finance operations origination capability and assets under management.  The total purchase price of $170.5 million included a $169.0 million portfolio of small ticket leases acquired directly by LEAF Fund III.  In addition, we retained Dolphin Capital Corp.’s team of 70 highly experienced personnel, including senior management, origination and operations.  Originations from 2007 include the acquisition of $169.0 million of net assets from PCB.

The following table sets forth information related to our commercial finance assets managed (in millions):

	As of June 30,
	2008	2007
LEAF Financial	$289	$314
Merit Capital Advance	17	−
LEAF I	109	89
LEAF II	320	350
LEAF Fund III	803	222
RCC	92	83
Other	−	11
	$1,630	$1,069

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues: (1)
Finance revenues − LEAF	$8,863	$4,269	$40,353	$10,991
Finance revenues − Merit	1,177	12	5,453	12
Acquisition fees	5,249	5,019	16,702	7,252
Fund management fees	5,242	3,209	14,059	8,656
Other	1,272	299	5,867	1,550
	$21,803	$12,808	$82,434	$28,461

Costs and expenses:
LEAF costs and expenses	$10,162	$4,696	$29,135	$12,650
Merit costs and expenses	805	720	3,616	957
	$10,967	$5,416	$32,751	$13,607

(1)
Total revenues include RCC servicing and originations fees of $321,000 and $1.1 million for the three and nine months ended June 30, 2008, respectively, and $254,000 and $919,000 for the three and nine months ended June 30, 2007, respectively.

Revenues - Three and Nine Months Ended June 30, 2008 as Compared to the Three and Nine Months Ended June 30, 2007

Revenues increased $9.0 million (70%) and $54.0 million (190%) for the three and nine months ended June 30, 2008, respectively, as compared to the prior year period.  We attribute these increases to the following:

•
a $4.6 million (108%) and $29.4 million (267%) increase, respectively, in LEAF commercial finance revenues primarily as a result of the NetBank assets acquired and the growth in lease originations.  In January and April 2008, we sold 49% and 51%, respectively, of the NetBank portfolio to LEAF Fund III.  As a result of these sales, our finance revenues and interest expense will decrease significantly; however, we will earn ongoing fund asset management fees;

•
Merit Capital Advance, or Merit, provides small businesses through a credit card receipt advance program.  For the three and nine months ended June 30, 2008, Merit posted revenues of $1.2 million and $5.5 million.  No revenues were recorded for the nine months ended June 30, 2007.

•
a $230,000 (5%) and $9.5 million (130%) increase, respectively, in asset acquisition fees resulting from the increase in leases sold.  Sales of leases increased by $148.0 million (56%) to $409.9 million and $775.5 million (193%) to $1.2 billion for the three and nine months ended June 30, 2008, respectively, principally related to commercial assets sold to our investment entities as a result of the NetBank and Dolphin Capital Corp. portfolio acquisitions;

•	a $2.0 million (63%) and $5.4 million (62%) increase, respectively, in fund management fees resulting from the $561.0 million increase in assets under management; and

•
a $973,000 (325%) and a $4.3 million (279%) increase, respectively, in other income, primarily reflecting net gains on equipment finance dispositions, which typically vary widely from period to period, but increased as a result of holding the NetBank acquired lease portfolio on our books.

Costs and Expenses − Three and Nine Months Ended June 30, 2008 as Compared to the Three and Nine Months Ended June 30, 2007

Costs and expenses from our commercial finance operations increased $5.6 million (102%) and $19.1 million (141%), respectively.  We attribute this increase primarily to the following:

•
an increase of $5.1 million (134%) and $14.4 million (146%) in wages and benefit costs, respectively.  The number of full-time employees increased to 444 as of June 30, 2008 from 237 as of June 30, 2007 due to our recent acquisitions and to support our expanding operations; and

•	an increase of $419,000 (26%) and $4.8 million (128%) in operating expenses, respectively, as a result of our increase in origination capabilities, primarily due to our recent acquisitions.

Results of Operations: Real Estate

In our real estate segment, we manage five classes of assets:

•	commercial real estate debt, principally A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment fund assets, primarily multifamily apartments;

•	a portfolio of real estate assets acquired through joint ventures with institutional investors;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of distressed real estate loans, acquired at a discount, primarily from the U.S. Department of Housing and Urban Development, or HUD.

	As of June 30,
	2008	2007
	(in millions)
Assets under management:
Commercial real estate debt	$953	$899
Real estate investment funds and programs	498	412
Institutional portfolios	116	87
Legacy portfolio	112	99
Distressed portfolios (including HUD portfolio)	71	−
	$1,750	$1,497

During the three and nine months ended June 30, 2008, our real estate operations continued to be affected by the following principal trends or events:

•	the transition of property management from outsourced third party managers to our internal multi-family manager, Resource Residential, which commenced operations in October 2007;

•	the continuing volatility and reduction in liquidity in global credit markets have decreased transactions and financings which affect our commercial real estate debt platform;

•	an increased number of distressed real estate opportunities that are available for purchase;

•	continued growth in our real estate business through the sponsorship of real estate investment partnerships;

•	an agreement executed for a $500.0 million credit facility with an existing joint venture partner. The first asset under this facility was purchased on June 30, 2008; and

•	two value-added properties acquired with a new joint venture partner.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Fee income from sponsorship of partnership and TIC property interests	$686	$2,555	$3,314	$5,258
REIT management fees from RCC	866	1,540	3,072	4,125
Rental property income and FIN 46-R revenues	2,806	1,444	6,615	3,659
Property management fees	1,364	144	3,546	997
Interest, including accreted loan discount	449	367	1,244	824
Gains and fees on resolutions of loans and other property interests	−	280	1,633	2,991
(Loss) equity earnings of unconsolidated entities	(545)	449	(1,007)	411
Net gains on sales of TIC property interests	−	229	373	315
	$5,626	$7,008	$18,790	$18,580

Costs and expenses:
General and administrative	$4,159	$3,102	$12,640	$7,816
FIN 46-R operating and rental property expenses	1,513	869	3,824	2,363
	$5,672	$3,971	$16,464	$10,179

Revenues – Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Revenues decreased $1.4 million (20%) for the three months ended June 30, 2008 as compared to the prior year period.  We attribute the decrease to the following:

•
a $1.9 million decrease in fee income; during the three months ended June 30, 2008, we acquired two value added properties, with an aggregate purchase price of $29.5 million, as compared to the three months ended June 30, 2007 during which we acquired four properties, with an aggregate purchase price of $80.4 million;

•	a $674,000 decrease in REIT management fees, primarily due to reduced RCC income;

•
a $1.4 million increase in rental property income due to the inclusion of rental income of one TIC asset as a result of having executed a master lease for a residential property and rental income from a bridge investment acquired in April 2008;

•
a $1.2 million increase in property management fees due to both an increase in the number of properties under management to 39 at June 30, 2008 from 30 at June 30, 2007, as well as the increase in fees related to properties now managed internally;

•
an $82,000 increase in interest income attributable to a higher payment rate on a note under a forbearance agreement and income on a new note related to the sale on March 31, 2008 of a 10% interest in a real estate venture;

•	a $280,000 decrease in gains and fees on resolution. We sold one asset during the three months ended June 30, 2007. No assets were sold during the three months ended June 30, 2008.

•	a $994,000 increase in our equity losses primarily related to losses incurred by one real estate venture; and

•
a $229,000 decrease in net gain on sales of TIC property interests.  We did not hold any interests in TIC properties during the three months ended June 30, 2008.  We sold our remaining interest in a $33.0 million TIC property during the three months ended June 30, 2007.

Costs and Expenses – Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Costs and expenses of our real estate operations were $5.7 million for the three months ended June 30, 2008, an increase of $1.7 million (43%) as compared to the three months ended June 30, 2007, primarily due to increased wages and benefits corresponding to our expanded real estate operations, principally our new property management subsidiary, Resource Residential.  Total employees, which increased by 223 to 270 at June 30, 2008 from 47 at June 30, 2007, includes 205 employees who are paid directly by the properties managed by Resource Residential.  The increase in rental property expenses reflects the additional operating expenses from the execution of a master lease for one of the TIC programs we manage.

Revenues - Nine Months Ended June 30, 2008 as Compared to the Nine Months Ended June 30, 2007

Revenues increased $210,000 (1%) to $18.8 million for the nine months ended June 30, 2008 as compared to the prior year period.  We attribute the increase to the following:

•
a $1.9 million decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships and TIC property interests; during the nine months ended June 30, 2008, we acquired seven assets with an aggregate purchase price of $89.7 million, as compared to the nine months ended June 30, 2007 during which we acquired nine assets, with an aggregate purchase price of $154.1 million.

•	a $1.1 million decrease in REIT management fees, due principally to lower RCC net income;

•	a $3.0 million increase in rental property income due to the inclusion of rental income of one TIC asset as a result of having executed a master lease for a residential property;

•
a $2.5 million increase in property management fees due to both an increase in the number of properties under management to 39 at June 30, 2008 from 30 at June 30, 2007, as well as the increase in fees related to properties now managed internally;

•
a $420,000 increase in interest income attributable to a higher payment rate on a note under a forbearance agreement, income on a new note related to the sale on March 31, 2008 of a 10% interest in a real estate venture and income on a note held temporarily to facilitate its acquisition by a related real estate investment fund;

•
a $1.4 million decrease in gains and fees on resolutions.  In the nine months ended June 30, 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of a 19.99% interest in a hotel property resulting in a gain of $612,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000.  For the nine months ended June 30, 2007 we received $2.9 million from the sale of a 15% interest in the same real estate venture, resulting in a gain of $2.7 million;

•	a $1.4 million increase in our equity losses primarily due to an increase in the loss from an office building in Washington, DC; and

•
a $58,000 increase in net gain on sales of TIC property interests.  We sold our interests in a $50.0 million TIC property during the nine months ended June 30, 2008 as compared to a $33.0 million TIC property during the nine months ended June 30, 2007.

Costs and Expenses − Nine Months Ended June 30, 2008 as Compared to the Nine Months Ended June 30, 2007

Costs and expenses of our real estate operations were $16.5 million for the nine months ended June 30, 2008, an increase of $6.3 million (62%) as compared to the nine months ended June 30, 2007.  General and administrative expenses increased by $4.8 million primarily due to increased wages and benefits corresponding primarily to Resource Residential.

Results of Operations: Financial Fund Management

We conduct our financial fund management operations through six operating activities:

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

•
Resource Capital Markets, Inc. acts as an agent in the primary and secondary markets for trust preferred securities of banks, bank holding companies, insurance companies, other financial companies, real estate companies, REITS, and other real estate related companies as well as securities of CDOs.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions):

	As of June 30, 2008
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities		Total by Type
Apidos	$2,976	$964	$	−	$3,940
Ischus	5,497	377		−	5,874
Trapeza	5,032	−		−	5,032
Resource Europe	459	−		−	459
Other Company sponsored partnerships	70	−		−	70
	$14,034	$1,341	$	−	$15,375

	As of June 30, 2007
	Institutional and Individual Investors	RCC	Assets Held on Warehouse Facilities	Total by Type
Apidos	$1,507	$938	$243	$2,688
Ischus	5,048	391	−	5,439
Trapeza	4,497	−	617	5,114
Resource Europe	351	−	266	617
Coredo	−	−	267	267
Other Company sponsored partnerships	86	−	−	86
	$11,489	$1,329	$1,393	$14,211

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

We also receive distributions on our investments in the entities, some of which are subject to a clawback provision, we manage which vary depending on our investment and, with respect to particular limited partnerships, with the terms of our general partner interest.  We discuss the basis for our fees and revenues for each area in more detail in the following sections.

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

Trapeza

We have co-sponsored, structured and currently co-manage 13 CDO issuers holding approximately $5.0 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Trapeza operations through base and incentive management and administration fees.  We also receive distributions on amounts we have invested in limited partnerships.  Management fees, including incentive fees, vary by CDO issuer but have ranged from between 0.25% and 0.60% of the aggregate principal balance of the collateral held by the CDO issuers of which a portion is subordinated.  These fees are also shared with our co-sponsors.  We are also entitled to incentive distributions in four of the partnerships we manage.  We currently do not receive subordinated management fees on eight CDO issuers.  We expect to receive subordinated management fees from seven of these issuers in the future.

Apidos

We sponsored, structured and currently manage 12 CDO issuers for institutional and individual investors, RCC and ourselves which hold approximately $3.9 billion in bank loans at June 30, 2008, of which $964.5 million are managed on behalf of RCC through three CDOs.

We derive revenues from our Apidos operations through base and incentive management fees ranging from 0.18% and 0.75% of the aggregate principal balance of the collateral held by the CDO issuers, of which a portion is subordinated to debt service payments on the CDOs.  We also derive revenues from the interest spread earned on the assets of certain issuers that accumulated during the warehousing period prior to the execution of a CDO and Apidos CDO VI.  Apidos CDO VI closed in December 2007 and we purchased 100% of the equity of this investment.

Ischus

We sponsored, structured and currently manage nine CDO issuers for institutional and individual investors and RCC which hold approximately $5.9 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $377.1 million is managed on behalf of RCC.

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

Resource Europe

We sponsored, structured and currently manage one CDO issuer holding $458.9 million in European bank loans at June 30, 2008.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:		(restated)		(restated)
Limited and general partner interests:
Mark-to-market adjustments (1)	$(9,674)	$(636)	$(17,501)	$(610)
Operations (non mark-to-market)	341	1,411	2,469	4,964
Total limited and general partner interests	(9,333)	775	(15,032)	4,354
Fund and RCC management fees	5,208	6,250	18,340	18,976
Interest income on loans	3,269	8,358	13,719	18,304
Due diligence and introductory agent fees	1,751	1,863	1,751	1,901
Earnings from unconsolidated CDOs	611	729	2,064	1,753
Earnings of Structured Finance Fund partnerships	424	507	1,337	1,567
Other	87	153	483	1,210
	$2,017	$18,635	$22,662	$48,065
Costs and expenses:
General and administrative expenses	$7,067	$5,505	$19,857	$14,266
Equity compensation expense	45	415	107	1,589
Expenses of Structured Finance Fund partnerships	10	5	56	23
	$7,122	$5,925	$20,020	$15,878

(1)
Includes realized mark-to-market adjustments of ($6.2 million) and ($6.8 million) for the three and nine months ended June 30, 2008, respectively.  No realized mark-to-market adjustments occurred during the three and nine months ended June 30, 2007, respectively.

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Revenues decreased $16.6 million (89%) to $2.0 million for the three months ended June 30, 2008 from $18.6 million for the three months ended June 30, 2007.  We attribute the decrease to the following:

•	a $10.1 million decrease in limited and general partner interests, primarily from the following:

-	a $9.0 million decrease in mark-to-market adjustments, primarily as a result of the following:

-	a $6.2 million decrease as a result of the permanent impairment of two Trapeza partnership securities;

-	a $2.1 million decrease in net unrealized appreciation in the book value of the Trapeza partnership securities and swap agreements to reflect current market value; and

-	a $731,00 decrease in net unrealized appreciation in the book value of the other company-sponsored partnerships securities to reflect current market value.

-	a $1.1 million decrease in operations (non mark-to-market) primarily as a result of the following:

-	a $936,000 decrease from our limited and general partner share of the operating results of the unconsolidated Trapeza partnerships we have sponsored; and

-	a $134,000 decrease from our limited and general partner share of the operating results of the unconsolidated other company-sponsored partnerships.

•	a $1.0 million decrease in fund and RCC management fees, primarily from the following:

-	a $1.2 million decrease due to a discount recorded in connection with subordinate and incentive management fees we expect to receive in the future; and

-	a $106,000 decrease in RCC management fees and equity compensation, reflecting a $176,000 decrease in management fees and a $70,000 increase in equity compensation;

These decreases were partially offset by:

-	a $441,000 net increase in collateral management fees principally as a result of the following:

-	a $287,000 increase in collateral management fees resulting from the assumption of management of four bank loan CDOs from an unaffiliated third-party asset manager; and

-	a $154,000 increase in collateral management fees resulting from the completion of two new CDOs coupled with a full quarter of collateral management fees for three previously completed CDOs.

•	a $5.1 million decrease in interest income on loans held for investment, resulting primarily from the following:

-
a $5.1 million decrease from the consolidation in our financial statements of two Resource Europe CDO issuers during the three months ended June 30, 2007 while they accumulated assets through separate warehouse facilities.  These facilities did not consolidate during the three months ended June 30, 2008.  The weighted average loan balance of CDO issuers we consolidated through warehouse facilities for the three months ended June 30, 2007 was $304.6 million at a weighted average interest rate of 6.53%;

•	a $112,000 decrease in due diligence and introductory agent fees as a result of the following:

-	during the three months ended June 30, 2008, we received $1.8 million in introductory agent fees earned in connection with four trust preferred security transactions; and

-
during the three months ended June 30, 2007, we received $1.9 million in due diligence fees in connection with ten bank trust preferred and REIT trust preferred security transactions.  We do not expect to earn similar due diligence fees in the future due to market conditions.

•
a $118,000 decrease in our earnings from unconsolidated CDOs as a result of a net decrease in earnings from investments in 15 previously sponsored CDO issuers.  Through June 30, 2008, we have fully impaired seven CDO investments.  We will utilize the cost-recovery method to realize any future income on these investments.

•
an $83,000 decrease in our earnings from SFF partnerships related to a decrease in earnings from four CDO investments.  Through June 30, 2008, we have fully impaired one CDO investment and we will utilize the cost-recovery method to realize any future income on this investment.

Costs and Expenses – Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Costs and expenses of our financial fund management operations increased $1.2 million (20%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  We attribute the increase to the following:

•	a $1.6 million increase in general and administrative expenses, primarily from the following:

-	a $1.0 million decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction;

-	a $900,000 increase in compensation expense due to higher wages and benefits;

-	a $70,000 increase in financial software programs and publications as a result of the growth of our assets under management;

-	a $20,000 decrease in reimbursed RCC operating expenses, partially offset by

-	a $403,000 decrease in professional fees primarily due to a decrease in consulting fees related to our European operations;

•	a $370,000 decrease in equity compensation expense related to the award of RCC restricted stock and options to members of management.

Revenues - Nine Months Ended June 30, 2008 as Compared to the Nine Months Ended June 30, 2007

Revenues decreased $25.4 million (53%) to $22.7 million for the nine months ended June 30, 2008 from $48.1 million for the nine months ended June 30, 2007.  We attribute the decrease to the following:

•	a $19.4 million decrease in limited and general partner interests, primarily from the following:

-	a $16.9 million decrease in mark-to-market adjustments, primarily as a result of the following;

-	a $9.6 million decrease in net unrealized appreciation in the book value of the Trapeza partnership securities and swap agreements to reflect current market value;

-	a $6.7 million decrease due to the permanent impairment of two Trapeza partnership securities;

-	a $479,000 decrease in net unrealized appreciation in the book value of the other company-sponsored partnerships securities to reflect current market value; and

-	a $76,000 decrease due to the loss on the sale of a Trapeza partnership security.

-	a $2.5 million decrease in operations (non mark-to-market) primarily as a result of the following:

-	a $2.1 million decrease from our limited and general partner share of the operating results of the unconsolidated Trapeza partnerships we have sponsored; and

-	a $417,000 decrease from our limited and general partner share of the operating results of the unconsolidated other company-sponsored partnerships.

•	a $636,000 decrease in fund and RCC management fees, primarily from the following:

-	a $2.0 million decrease in RCC management fees and equity compensation, reflecting a $552,000 decrease in management fees and a $1.5 million decrease in equity compensation;

-
a $1.7 million decrease in portfolio management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during the nine months ended June 30, 2007.  No such fee was received during the nine months ended June 30, 2008; and

-	a $1.2 million decrease due to a discount recorded in connection with subordinate and incentive management fees we expect to receive in the future.

These decreases were partially offset by:

-
a $4.0 million increase in collateral management fees resulting from the completion of two new CDOs coupled with a full nine months of collateral management fees for eight previously completed CDOs; and

-	a $287,000 increase in collateral management fees resulting from the assumption of management of four new bank loan CDOs from an unaffiliated third-party asset manager.

•	a $4.6 million decrease in interest income on loans held for investment, resulting primarily from the following:

-
a $7.9 million decrease from the consolidation in our financial statements of one Apidos CDO issuer and one Resource Europe CDO issuer during the nine months ended June 30, 2008 as compared to two Resource Europe CDO issuers and one Apidos CDO issuer during the nine months ended June 30, 2007 while they accumulated assets through separate warehouse facilities.  The weighted average loan balances of CDO issuers we consolidated through warehouse facilities for the nine months ended June 30, 2008 and 2007 were $65.9 million and $224.9 million, respectively, at weighted average interest rates of 6.31% and 6.46%, respectively; offset in part by

-
a $3.3 million increase from the consolidation in our financial statements of Apidos CDO VI during the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 while it accumulated assets through a warehouse facility.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for the nine months ended June 30, 2008 and 2007 were $207.0 million and $123.0 million, respectively, at weighted average interest rates of 6.67% and 7.65%, respectively.

•	a $150,000 decrease in due diligence and introductory agent fees as a result of the following;

-	during the nine months ended June 30, 2008, we received $1.8 million in introductory agent fees earned in connection with four trust preferred security transactions,

-
during the nine months ended June 30, 2007, we received $1.9 million in due diligence fees in connection with 11 bank trust preferred and REIT trust preferred security transactions.  We do not expect to earn similar due diligence fees in the future due to market conditions.

•
a $311,000 increase in our earnings in unconsolidated CDOs as a result of a net increase in earnings from investments in 15 previously sponsored CDO issuers.  Through June 30, 2008, we have fully impaired seven CDO investments.  We will utilize the cost-recovery method to realize any future income on these investments.

•
a $230,000 decrease in our earnings from SFF partnerships related to a decrease in earnings from four CDO investments.  Through June 30, 2008, we have fully impaired one CDO investment.  We will utilize the cost-recovery method to realize any future income on this investment.

•	a $727,000 decrease in other revenue primarily from the following:

-
a $582,000 decrease from the interest spread earned on loans and ABS assets accumulating on warehouse facilities with third parties based on the terms of warehousing agreements during the nine months ended June 30, 2007.  No such spread was received during the nine months ended June 30, 2008; and

-	a $300,000 decrease from the gain on the sale of a security during the nine months ended June 30, 2007. No such gain occurred during the nine months ended June 30, 2008; partially offset by

-	a $134,000 net increase in interest income on cash accounts.

Costs and Expenses − Nine Months Ended June 30, 2008 as Compared to the Nine Months Ended June 30, 2007

Costs and expenses of our financial fund management operations increased $4.1 million (26%) for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  We attribute the increase to the following:

•	a $5.6 million increase in general and administrative expenses, primarily from the following:

-	a $2.3 million decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses is primarily dependent upon the terms of the transaction;

-	a $2.2 million increase in compensation expense due to higher wages and benefits;

-	a $573,000 increase in professional fees primarily due to an increase in consulting fees related to our European operations;

-	a $287,000 increase in financial software programs and publications as a result of the growth of our assets under management; and

-	a $151,000 decrease in reimbursed RCC operating expenses.

•	a $1.5 million decrease in equity compensation expense related to the award of RCC restricted stock and options to members of management.

Results of Operations: Other Costs and Expenses and Other (Expense) Income

General and administrative costs were $4.0 million and $11.2 million for the three and nine months ended June 30, 2008, respectively, an increase of $541,000 (16%) and $2.2 million (25%) as compared to $3.4 million and $9.0 million for the three and nine months ended June 30, 2007, respectively.  Wages and benefits, principally, compensation expense related to the vesting of restricted stock awards given to our employees increased by $532,000 and $2.7 million for the three and nine months ended June 30, 2008, respectively.  This increase was offset by decreases in various other administrative expenses, for the nine months ended June 30, 2008.

Provision for credit losses was $1.6 million and $5.8 million for the three and nine months ended June 30, 2008, respectively, as compared to $113,000 and $158,000 for the three and nine months ended June 30, 2007, respectively.  The increase in the provision for credit losses is a result of the following:

•
in our commercial finance business, we held the NetBank portfolio of leases and notes for an extended period of time prior to completing the sale to LEAF Fund III in April 2008.  In addition, we have accumulated and are holding a $144.6 million portfolio of leases and notes that is anticipated to be sold to a new entity that we will manage and consolidate.  The increase in the amount of leases and notes we held on our balance sheet along with the growth in our originations for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007 as well as the economic downturn in the United States has increased the likelihood that credit problems could occur prior to completing the sale of those assets to one of our investment partnerships.  Accordingly, we recorded a provision for credit losses in our commercial finance business of $711,000 and $4.5 million for the three and nine months ended June 30, 2008, respectively; and

•
in our financial fund management business, our evaluation of the creditworthiness of the portfolio of loans held by Apidos CDO VI included an analysis of observable secondary market prices and general market conditions, and as a result, concluded that a provision for credit losses of $839,000 and $1.3 million was needed for the three and nine months ended June 30, 2008, respectively.

Depreciation and amortization expense was $1.3 million and $3.3 million for the three and nine months ended June 30, 2008, respectively, an increase of $581,000 (80%) and $1.1 million (51%) as compared to $728,000 and $2.2 million for the three and nine months ended June 30, 2007, respectively.  This increase relates primarily to the addition of $4.7 million of leaseholds and equipment and $1.7 million of buildings over the past twelve months in conjunction with our growth in operations.

Interest expense was $9.8 million and $39.0 million for the three and nine months ended June 30, 2008, respectively, a decrease of $400,000 (4%) and an increase of $16.6 million (74%) as compared to $10.2 million and $22.5 million for the three and nine months ended June 30, 2007, respectively.  The following table reflects interest expenses (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Commercial finance	$5,229	$3,395	$23,320	$8,076
Financial fund management	3,284	6,256	11,841	13,184
Real estate	375	252	894	774
All other	888	273	2,993	427
	$9,776	$10,176	$39,048	$22,461

The increase in interest expense for the nine months ended June 30, 2008 primarily reflects the increased borrowings by our commercial finance business and borrowings on our corporate lines of credit to support our expanded operations, offset by decreased borrowings in our financial fund management business.  Facility utilization and interest rates for these operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Commercial finance
Average borrowings (in millions)	$342.6	$191.5	$472.6	$150.9
Average interest rates	6.0%	6.5%	6.5%	6.8%

Financial fund management
Average borrowings (in millions)	$218.0	$470.6	$268.2	$339.8
Average interest rates	5.9%	5.2%	5.8%	5.1%

Corporate − secured credit facilities
Average borrowings (in millions)	$63.1	$9.7	$57.6	$4.4
Average interest rates (1)	5.5%	10.6%	6.7%	12.3%

(1)	The three and nine months ended June 30, 2007 are higher due to the inclusion of the amortization of deferred finance cost, unused fees and higher interest rates relative to lower borrowings.

Interest expense incurred by our commercial finance operations increased by $1.8 million and $15.2 million for the three and nine months ended June 30, 2008, respectively, due to an increase in average borrowings of $151.1 million and $321.7 million, respectively, in part, offset by a reduction of interest rates as a result of our use of interest rate swaps and caps to fix rates.  LEAF’s growth in borrowings was driven by the recent acquisitions, continued growth in new and existing vendor programs and the introduction of new commercial finance products.

Interest expense incurred by our financial fund management operations decreased $3.0 million for the three months ended June 30, 2008 due to the termination in January 2008 of outstanding warehouse facilities that were used to purchase loans held for investment.  These facilities, and their associated loans, were held by CDO issuers that we consolidated while the assets were being accumulated.  For the three months ended June 30, 2008, we had no outstanding borrowings on these facilities.  Interest expense for the nine months ended June 30, 2008 decreased by $1.3 million primarily due to a decrease in average borrowings on the warehouse facilities, offset by the senior notes issued by Apidos CDO VI in December 2007.

The following table sets forth certain information relating to the changes in minority interest income (expense), net of $3.6 million (364%) and $1.6 million (70%) for the three and nine months ended June 30, 2008, respectively, (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Commercial finance minority ownership (1)	$66	$(316)	$(1,045)	$(422)
SFF Partnerships (2)	3,267	(378)	2,729	(1,150)
Warehouse providers (3)	−	(286)	(97)	(683)
Real estate minority holder (4)	(50)	−	(50)	−
Commercial finance fund participation (5)	(693)	−	(2,214)	−
	$2,590	$(980)	$(677)	$(2,255)

(1)
Senior executives of LEAF hold a 14.9% interest in LEAF, reflecting the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance of LEAF’s restricted stock in fiscal 2007 and 2006.  The increase in minority interest expense for the nine months ended June 30, 2008 reflects the increase in LEAF’s income from continuing operations before income taxes and minority interest.

(2)	At June 30, 2008, we owned a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of certain of the CDO issuers we have formed.

(3)
Certain warehouse providers were entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which held Apidos and Resource Europe bank loan assets during their accumulation stage.  As of January 2008, all warehouse facilities have been terminated.

(4)	In March 2008, we sold a 19.99% interest in an indirect subsidiary that holds a hotel property in Savannah, Georgia.

(5)
In January 2008, LEAF sold a 49% participation interest in one of its subsidiaries that holds a portfolio of leases acquired from NetBank to LEAF Fund III.  In April 2008, the remaining 51% was sold to LEAF Fund III.

Other (expense) income, net was a net loss of $5.6 million and $22.6 million for the three and nine months ended June 30, 2008, respectively, as compared to other income, net, of $2.1 million and $6.4 million for the three and nine months ended June 30, 2007, respectively.  The reduction in other income is a result of the following:

•
a gain of $346,000 for the three months ended June 30, 2008 and a loss of $17.7 million for the nine months ended June 30, 2008, primarily on the settlement of the sale of secured bank loans in Europe and the United States in late January and early February 2008 as a result of the termination in January 2008 of two secured warehouse credit facilities consolidated under FIN 46-R, for which we had provided limited guarantees;

•
a $7.0 and $8.1 million charge for the other-than-temporary impairment of certain of our investments in CDOs during the three and nine months ended June 30, 2008, respectively, primarily those with investments in real estate ABS and CMBS, and trust preferred securities of two regional banks and one thrift bank.  There were no other-than-temporary impairments in the three and nine months ended June 30, 2007; and

•
an $864,000 and $3.0 million decrease in gains on sales of TBBK common stock during the three and nine months ended June 30, 2008, respectively.  During the three and nine months ended June 30, 2007, we sold 60,000 and 190,000 shares of TBBK common stock, respectively.  There were no sales during the three and nine months ended June 30, 2008.

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 42% and 39% for the three and nine months ended June 30, 2008, respectively, compared to a 42% and 38%, respectively, effective rate for the three and nine months ended June 30, 2007.  The increase in the rate primarily relates to the greater impact of permanent items due to lower pre-tax earnings for fiscal 2008 and the reversal of a $1.2 million valuation allowance in the nine months ended June 30, 2007.

We currently project our effective tax rate to be between 36% and 40% for the remainder of fiscal 2008.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.  See Note 16 to our consolidated financial statements for further information regarding our provision for taxes.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes−an interpretation of FASB Statement No. 109,” or FIN 48, effective October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material impact on our consolidated balance sheet or statement of income (see Note 16 to our consolidated financial statements for further information).

Liquidity and Capital Resources

General.  Our major sources of liquidity have been from borrowings under our existing credit facilities and the resolution of our real estate legacy portfolio, and to a lesser extent, proceeds from the sale of our TBBK shares.  We have employed these funds principally to expand our specialized asset management operations.  We expect to fund our asset management businesses from a combination of borrowings under our existing credit facilities, cash generated by operations, and the continued resolution of our legacy portfolio.

The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	June 30,
	2008	2007
		(restated)
Provided by (used in) operating activities of continuing operations	$54,202	$(128,446)
Used in investing activities of continuing operations	(240,561)	(41,742)
Provided by financing activities of continuing operations	179,523	151,407
Provided by (used in) discontinued operations	9	(1,672)
Decrease in cash	$(6,827)	$(20,453)

We had $7.8 million in cash at June 30, 2008, a decrease of $6.8 million (47%) as compared to $14.6 million at September 30, 2007, primarily reflecting a pre-tax loss of $27.9 million for the nine months ended June 30, 2008 as compared to income of $25.9 million for the nine months ended June 30, 2007.

Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations was $54.2 million for the nine months ended June 30, 2008, an increase of $182.6 million as compared to the nine months ended June 30, 2007, substantially as a result of the following:

•	a $173.5 million decrease in our cash investments in commercial finance assets, reflecting the sale of notes and leases to the investment partnerships we sponsored and manage; and

•
a $30.7 million increase in cash provided from continuing operations, reflecting a $31.7 million decrease in net income as adjusted to exclude $62.4 million of increases in non-cash charges.  The increase in these non-cash charges included a $31.2 million increase in losses on the sales of loans held for investment and impairment charges on secured bank loans, $4.8 million of increased credit loss reserves due to current market conditions and $26.4 million of increases in other charges; offset in part by

•	a $21.6 million increase in other operating assets and liabilities.

Cash Flows from Investing Activities. Net cash used by our investing activities of continuing operations increased by $198.8 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, primarily reflecting the following:

•
a $197.8 million net increase in investments and other assets, principally reflecting the $210.8 million net increase in loans held for investment as a result of the consolidation of Apidos CDO VI in accordance with FIN 46-R.

Cash Flows from Financing Activities.  Net cash provided by our financing activities of continuing operations increased by $28.1 million for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007, principally as a result of the following:

•	a $48.2 million of funding was provided by our existing credit facilities, net of repayments, reflecting primarily the issuance and consolidation of the Apidos CDO VI senior notes; offset, in part by

•	a $20.8 million net increase in restricted cash and escrow deposits, principally monies withheld by our commercial finance credit facilities to repay our borrowings under those facilities.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2008 (in thousands):

Certain of the Company’s incentive distributions (carried interest) are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements. As of June 30, 2008, the Company’s total potential clawback obligation was $7.5 million of which $4.3 million has been recorded as a liability in the consolidated financial statements at June 30, 2008.

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other debt (1) (2)	$244,371	$884	$219,522	$12,378	$11,587
Secured credit facilities (1) (2)	334,849	173,436	62,787	76,861	21,765
Capital lease obligation (1)	90	43	47	−	−
Operating lease obligations	17,283	3,108	4,870	4,028	5,277
Other long-term liabilities	13,423	1,059	1,573	1,458	9,333
Total contractual obligations	$610,016	$178,530	$288,799	$94,725	$47,962

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2008; Less than 1 year:  $24.1 million; 1-3 years:  $32.9 million; 4-5 years:  $11.3 million; and after 5 years: $2.1 million.

(2)
Includes the repayment of $218.0 million of senior notes for Apidos CDO VI which we consolidated under FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the note holders.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Guarantees	$4,092	$4,092	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Other commercial commitments (1)	626,688	62,921		110,171		32,496		421,100
Total commercial commitments (2)	$631,026	$67,259		$110,171		$32,496		$421,100

(1)
We obtained senior lien financing with respect to certain acquired properties, TIC investment programs and real estate loans on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $625.9 million in financing and expire as the related indebtedness is paid down over the next ten years.

(2)	All other credit facilities remained substantially unchanged from what was previously disclosed in our Annual Report on Form 10-K/A for fiscal 2007.

We entered into a master lease agreement with one of our TIC programs.  This agreement requires that we fund up to $1.0 million for capital improvements over the next 19 years.  As of June 30, 2008, we have funded approximately $200,000 of capital improvements.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K/A for fiscal 2007, at Note 2 of the “Notes to Consolidated Financial Statements.”

Recently Issued Financial Accounting Standards

In June 2008, the FASB issued Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for us in fiscal 2010. All prior-period earnings per share data presented must be adjusted retrospectively.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued Statement of Financial Accounting Standards, or SFAS, 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s, or SEC, approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  We do not expect our adoption of SFAS 162 will have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets,” or  SFAS 142.  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 or for us in fiscal 2010.  We are currently evaluating the potential impact of adopting FSP FAS 142-3.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133,” or SFAS 161.  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to us in the second quarter of fiscal 2009.  We are assessing the potential impact that the adoption of SFAS 161 may have on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110.  SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series.  Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007.  SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue to use the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for our fiscal year beginning October 1, 2009.  We have not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.”  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies, or the “Guide”.  Additionally, it provides guidance as to whether a parent company or an equity method investor can apply the specialized industry accounting principles of the Guide (referred to as investment company accounting).  In October 2007, the FASB issued SOP 07-1-1 indefinitely deferring the effective date of this SOP.

In May 2007, the FASB issued FSP FIN 46-R(7), “Application of FASB Interpretation 46-R to Investment Companies,” or FSP FIN 46-R(7).  FSP FIN 46-R(7) amends the scope of the exception to FIN 46-R to state that investments accounted for at fair value in accordance with investment company accounting are not subject to consolidation under FIN 46-R.  This interpretation is effective for fiscal years beginning on or after December 15, 2007 (our fiscal year beginning October 1, 2008).  Certain of our consolidated subsidiaries currently apply investment company accounting.  We are currently evaluating the impact, if any, the adoption of this interpretation will have on our consolidated financial statements.

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

Recent Developments

On July 31, 2008, we collected approximately $18.4 million in connection with the substantial settlement of a discounted loan, which was secured by the Evening Star Building (“ESA”) in Washington, D.C.  As a result of this repayment, we anticipate recognizing a pre-tax gain in the quarter ending September 30, 2008 of approximately $7.5 million.  Our remaining investment is a discounted mezzanine note with a carrying value of $3.6 million, which is secured by a 5% interest in the property.  Previously, D. Cohen owned a 15% partnership interest in ESA which secured the discounted note.  Additionally, he had a right-of-first-offer and a right-of-first-refusal (“Rights”) on a sale of the property.  On July 31, 2008, D. Cohen sold his interest to the 80% partner in ESA for $19.5 million.  In connection with the repayment of the loan, D. Cohen was paid $625,000 to relinquish his rights.

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

The following analysis presents the effect on our earnings, cash flows and financial position as if hypothetical changes in market risk factors occurred at June 30, 2008.  We analyze only the potential impacts of hypothetical assumptions.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

At June 30, 2008, we held $305.5 million in commercial finance assets, comprised of notes, leases and future payment card receivables at fixed rates of interest.  We periodically sell these assets to the investment partnerships we sponsored and manage at our cost basis, typically within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  Further, we, along with our investment partnerships, maintain swap and cap agreements to effectively fix the interest rates on the related debt, as discussed below.

We had weighted average borrowings of $128.3 million under a secured revolving credit facility with Morgan Stanley for the nine months ended June 30, 2008 at an effective interest rate of 5.9%.  This facility is not subject to fluctuation in interest rates because we have entered into interest rate swaps and cap agreements which create a fixed rate on the entire balance.

In addition, we had weighted average borrowings of $209.3 million under a bridge loan with Morgan Stanley for the nine months ended June 30, 2008.  In April, 2008, this facility, its related interest rate swaps along with $311.0 million of loans was effectively transferred to Leaf Fund III.

In addition, we had weighted average borrowings of $135.0 million for the nine months ended June 30, 2008 at an effective interest rate of 5.9% under a secured revolving credit facility with National City.  We entered into an interest rate swap agreement for $75.0 million of the borrowings outstanding.  Advances on this facility are required to be repaid within nine months, which further reduces our interest rate risk on this facility.

Real Estate

Portfolio Loans and Related Senior Liens.  As of June 30, 2008, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

Other Loans.  A mortgage that we consolidate at June 30, 2008 as a result of FIN 46-R and two other notes are at fixed interest rates and, therefore, not subject to interest rate fluctuations.

Other

At June 30, 2008, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $57.6 million for the nine months ended June 30, 2008 at an effective interest rate of 6.7%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $377,000.

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

Internal Financial Control

During the three months ended June 30, 2008, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the matters referred to, and incorporated by reference in the preceding paragraph of this report.  We have reviewed the monitoring policies related to our asset valuation policy to require confirmation that the Trapeza Partnerships have properly considered and applied all market-based criteria and adopted EITF 99-20 for the unconsolidated equity interests we hold in two of the Trapeza Partnerships to which EITF 99-20 pertains.

PART II − OTHER INFORMATION

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
10.1
Receivables Loan and Security Agreement, dated November 1, 2007 among LEAF Capital Funding III, LLC as Borrower; LEAF Financial Corporation as Servicer, Morgan Stanley Bank as Class A Lender and Collateral Agent and Morgan Stanley Asset Funding, Inc. as Class B Lender, U.S. Bank National Association as Custodian and Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services as Backup Servicer.) (2)

10.2	Agreement of Purchase and Sale of Limited Liability Company Membership Interests between Resource America, Inc. and RSI Associates, LLC, dated February 21, 2008. (3)
10.3	First Amendment to Agreement of Purchase and Sale of Limited Liability Company Membership Interests between Resource America, Inc. and RSI Associates, LLC, dated March 2008. (3)
10.4	First Amendment to Receivables Loan and Security Agreement, dated May 23, 2008.
10.5	Amended and Restated Fee Letter, dated May 23, 2008.
10.6	Third Amendment to Loan and Secuirty Agreement, dated August 7, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Item 9A as filed in Form 10-K/A for the fiscal year ended September 30, 2007.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 8, 2008	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: August 8, 2008	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer