Form 10-K
period 2008-09-30
RESOURCE AMERICA INC
filed 2008-12-15
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filers,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008) was approximately $89,495,000.

The number of outstanding shares of the registrant’s common stock on December 8, 2008 was 17,655,935 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

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

General

                 We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored funds.  We typically maintain an investment in the funds we sponsor.  We have greatly expanded all three of our reporting segments since 2004.  Assets under management have grown from $3.2 billion at September 30, 2004, excluding our former energy subsidiary, to $18.0 billion at September 30, 2008.

                 We limit our fund development and management services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial loans secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on the ownership, operation and management of multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in distressed, real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential).  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans, and asset-backed securities, or ABS.

We attract investment capital through the sponsorship of investment funds, which have included public and private investment partnerships, tenant in common, or TIC, programs, a real estate investment trust, or REIT, and historically collateralized debt obligation, or CDO, issuers.  Our funds are marketed principally through an extensive broker-dealer/financial planner network that we have developed.  During fiscal 2008, we focused on developing investment opportunities in our commercial finance and real estate segments.

•
In commercial finance, we completed the offering of one public limited partnership, which obtained $120.0 million in investor funding and commenced an offering for another public limited partnership which is seeking up to $200.0 million of investor funding.  As of December 5, 2008, $33.6 million of investor funding has been raised for this partnership.

•
In real estate, we entered into a $500.0 million joint venture with another institutional investor to acquire distressed real estate assets (see “− Real Estate − Distressed Real Estate Operations,” below) and two joint ventures with an institutional investor that acquired two value-added properties (see “− Real Estate − Value-Added Investments,” below).  We also completed the offering of one private limited partnership which raised $35.0 million in investor funding and commenced an offering for another private limited partnership which is seeking up to $55.0 million of investor funding.  As of December 5, 2008, $16.6 million of investor funding has been raised for this partnership.  In addition, we established a real estate property management group on October 1, 2007 which allows us to manage directly properties held by our sponsored investment programs and provides us with a new source of recurring revenues.

In fiscal 2008, our financial fund management segment focused on the management of 37 CDO issuers, including five CDO issuers for which we assumed the management from two unrelated third parties.

(Back to Index)

(Back to Index)

Assets Under Management

As of September 30, 2008 and 2007, we managed $18.0 billion and $16.7 billion of assets, respectively, for the accounts of institutional and individual investors, Resource Capital Corp., or RCC (our sponsored REIT), and for our own account in the following asset classes (in millions):

	As of September 30, 2008						As of September 30, 2007
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,787	$	−	$	−	$4,787	$5,260
Bank loans (1)	3,083		941		227	4,251	3,106
Asset-backed securities (1)	5,273		365		−	5,638	5,533
Real properties (1)	614		−		−	614	512
Mortgage and other real estate-related loans (1)	−		918		171	1,089	1,122
Commercial finance assets (2)	1,133		105		297	1,535	1,093
Private equity and other assets (1)	59		−		−	59	85
	$14,949		$2,329		$695	$17,973	$16,711

(1)
We value these assets at their amortized cost.  We value our managed real estate assets as the sum of:  (i) the amortized cost of our commercial real estate loans; (ii) the book value of real estate and other assets held by our real estate investment partnerships and TIC property interests; (iii) the amount of our outstanding legacy loan portfolio; and (iv) the book value of our interests in real estate.

(2)	We value our commercial finance assets as the sum of the book value of the equipment and notes and future receivable advances financed by us.

           Our assets under management are primarily managed through the investment vehicles we sponsor.  As set forth in the table below, the number of investment vehicles we have sponsored grew significantly in fiscal 2008:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2008 (1)
Financial fund management	35	13	−	−
Real estate	2	7	7	5
Commercial finance	−	4	−	1
	37	24	7	6
As of September 30, 2007 (1)
Financial fund management	29	12	−	−
Real estate	2	5	7	2
Commercial finance	−	3	−	1
	31	20	7	3

(1)	All of our reporting segments manage assets on behalf of RCC.

Commercial Finance

General.  Through our commercial finance subsidiary, LEAF Financial Corporation, or LEAF, we focus our commercial finance operations on leases and secured notes to small and mid-sized companies.  Our financing is generally for “business-essential” equipment including technology, commercial, industrial and medical equipment, with a primary financed transaction size of under $1.0 million and an average size of $20,000 to $75,000.

During fiscal 2008, we originated approximately $1.2 billion in commercial finance assets of which approximately $581.5 million arose from the NetBank and Dolphin Capital Corp. acquisitions discussed in “− LEAF Acquisitions,” below.  As of September 30, 2008, we managed a commercial finance portfolio with a fair value of $1.6 billion, including $1.2 billion on behalf of four public limited partnerships we sponsored, $105.0 million on behalf of RCC, $172.0 million held by a private investment fund we sponsor which is consolidated on our books, $113.0 million held for sale to our investment funds and $12.0 million of advances to small businesses through our Merit Capital Advance subsidiary, or Merit.

(Back to Index)

(Back to Index)

Our commercial finance funds have raised a total of $82.5 million and $104.2 million through September 30 and November 30, 2008, respectively.  Since we originate equipment leases and loans to sell to our funds, our originations primarily depend on the purchasing capacity of our funds.  The purchasing capacity of our funds depends upon their ability to raise equity capital, to obtain debt and the payments received on existing leases and loans.  We anticipate that current credit market conditions may limit our ability to obtain new debt facilities for our funds in at least fiscal 2009 and, if so, that our originations in fiscal 2009 may decline from the level of originations (excluding the origination which arose from the NetBank and Dolphin Capital acquisitions) in previous years.  At September 30, 2008, excluding financing obtained in connection with our acquisitions, we had existing credit facilities of $400.0 million for our own account, of which we had utilized $269.3 million.

We receive acquisition fees, management fees and reimbursements of our operating and administrative expenses incurred from the investment funds we manage.  Acquisition fees range from 1% to 2% of the value of the equipment leases and loans sold.  Management fees range from 1% to 4% of gross rental or loan payments.

                LEAF Acquisitions.  In November 2007, we acquired a portfolio of approximately 10,000 equipment leases and loans from the FDIC as receiver for NetBank for $412.5 million.  Financing for this transaction was provided by borrowings under an existing warehouse credit facility and a new facility with Morgan Stanley Bank and Morgan Stanley Asset Funding Inc.  In January 2008, we transferred a 49% membership interest in the special purpose entity, or SPE, that held the portfolio to one of our leasing partnerships, LEAF Equipment Leasing Income Fund III, L.P., or Fund III, for its fair value of $6.8 million.  On April 22, 2008, we sold the remaining 51% membership interest in the SPE to Fund III for its fair value of $9.4 million.  The SPE, which is wholly-owned by Fund III as a result of these sales, remains the owner of the assets and is the borrower on the Morgan Stanley financing.  Accordingly, a total of $311.0 million of NetBank leases and loans were transferred to Fund III together with $301.0 million of related debt financing.

On November 30, 2007, LEAF and one of its investment partnerships (i) acquired a lease portfolio (acquired by the investment partnership) and (ii) a leasing platform and office building (acquired by LEAF) from Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, FSB.  The total purchase price was $170.5 million of which LEAF paid $1.5 million and the investment partnership paid $169.0 million.

Real Estate

General.  Through our real estate segment, we focus on four different areas:

•	the sponsorship and management of real estate investment funds, including investment partnerships and TIC programs that invest principally in multi-family housing;

•
the management, principally for RCC, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, subordinate notes, mezzanine debt and related commercial real estate securities;

•	the ownership and management of portfolios of distressed or value-added real estate assets acquired through joint ventures with institutional investors; and

•
to a lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we refer to as our legacy portfolio.

Real Estate Investment Partnerships and TIC Programs.  Since 2003, we have sponsored nine real estate investment partnerships, all of which have commenced operations, and seven TIC programs.  A TIC program is one in which investors acquire undivided fractional interests in real properties through a tenant-in-common structure.  The partnerships and TIC programs have raised a total of $256.1 million in investor funds comprised of $172.9 million by our partnerships and $83.2 million by our TIC programs.  These partnerships and TIC programs have acquired interests in 39 multi-family apartment complexes comprising 9,785 units, with a combined acquisition cost of $613.6 million, including interests owned by third parties.  As with the funds we sponsor in our commercial finance segment, our ability to sponsor real estate limited partnerships and TIC programs depends upon our ability to arrange financing for their property acquisitions.  Because of existing federal programs relating to financing for multi-family residential housing, we have not encountered material difficulties in obtaining financing for the multi-family properties acquired by our investment partnerships.  However, because TIC programs are not eligible to participate in these programs and the demand for TIC programs has declined, we do not expect to be able to sponsor new TIC programs at least through 2009.

(Back to Index)

(Back to Index)

We receive acquisition, debt placement, and bridge equity fees from the partnerships and TIC programs in their acquisition stage.  These fees, in the aggregate, have ranged from 1.75% to 2% of the acquisition costs of the properties or the debt financing, in the case of debt placement fees.  In their operational stage, we receive property management fees of 5% of gross revenues and partnership or program management fees of 1% on our partnership and TIC interests.

Resource Capital Corp.  As of September 30, 2007, our real estate operations managed approximately $918.2 million of commercial real estate loan assets on behalf of RCC, including $797.1 million held in CDOs we sponsored in which RCC holds the equity interests.  We discuss RCC in more detail in “− Resource Capital Corp.,” below.

Resource Residential.  In October 2007, we established a new property management division, Resource Real Estate Management, Inc., or Resource Residential, to assume the management of the properties in our investment programs as well as properties we own for our account.  We believe that our property management division will provide us with a source of stable revenues for our real estate operations and, by allowing us direct management control over the properties in our investment programs enable us to enhance their profitability.  We also believe that our ability to manage properties distinguishes us from other sponsors of real estate investment funds and provides us with a competitive advantage in marketing our funds.  As of September 30, 2008, our property management division managed 44 multi-family properties with 10,877 apartment units located in 14 states, which includes substantially all of the properties in our investment funds and the HUD properties, as referred to in “ − Distressed Real Estate Operations,” below.  The division had 253 employees as of September 30, 2008.

Distressed Real Estate Operations.  On September 26, 2007, we entered into a joint venture with an institutional partner that acquired a pool of eleven mortgage loans from HUD.  This portfolio was acquired at an overall discount of 51% to the approximately $75.0 million of face value of the mortgage loans.  Through September 30, 2008, we had sold three of the mortgages, foreclosed on seven, and were waiting to foreclose on the remaining mortgage.  Subsequent to our fiscal year-end, we sold one of the foreclosed properties and went under contract to sell another.

In May 2008, we entered into a second joint venture, structured as a credit facility, with the same institutional investor that makes available up to $500.0 million to finance the acquisition of distressed properties and mortgage loans.  The agreement requires us to contribute 3% of the total funding (exclusive of third party financing) required for each asset acquisition and to manage the assets acquired.  Through September 30, 2008, the joint venture had acquired one distressed loan for $9.25 million.  Subsequent to our fiscal year end, the joint venture acquired two additional distressed multi-family assets for an aggregate of $13.2 million.

Value-Added Investments.  In fiscal 2008, based upon the capabilities provided to us by the establishment of Resource Residential, we began an acquisition program focused on multi-family residential properties which require significant upgrades to realize their full investment potential.  Typically, these properties are either aging properties with built-up deferred maintenance, properties being sold quickly in order to provide for the seller’s cash needs or properties with undercapitalized owners who have been unable or unwilling to provide for the property’s capital needs.  During fiscal 2008, we acquired two such properties in a joint venture with an institutional investor.  We have a 10% interest in, and manage these properties.

Legacy Portfolio of Loan and Property Interests.  Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties.  Since 1999, management has focused on resolving and disposing of these assets.  At September 30, 2008, our legacy portfolio consisted of eight loans in which we had a net interest of $55.5 million and five property interests with a book value of $21.7 million.  During fiscal 2008, the number of loans in this portfolio decreased from nine to eight through the sale of one loan.  In addition, we substantially settled a discounted note and received $18.4 million in net proceeds which resulted in recognizing a pre-tax gain of $7.5 million.  Also during fiscal 2008, we sold a 19.99% interest in one of the properties and a 10% interest in a real estate venture holding another property resulting in net proceeds of $1.0 million and $1.9 million, respectively.

As a result of the application of Financial Accounting Standards Board Interpretation 46, “Consolidation of Variable Interest Entities,” as revised, or FIN 46-R, our real estate operation consolidates certain variable interest entities, or VIEs, in our financial statements.  Loans held by two such VIEs are included in our legacy portfolio.  Although included in our consolidated balance sheet and consolidated statement of operations, the assets, liabilities, revenues, costs and expenses of these VIEs are not ours, and their liabilities will be satisfied only from the operations of the respective VIE and not from our assets.

(Back to Index)

(Back to Index)

The following table sets forth information about both the loans we hold in our legacy portfolio as well as FIN 46-R loans included in our financial statements (in thousands, except number of loans):

	September 30, 2008		September 30, 2007
	Portfolio Loans	Loans Held Under FIN 46-R	Portfolio Loans	Loans Held Under FIN 46-R
Number of loans	6	2	7	2
Outstanding loans receivable (1)	$62,658	$10,181	$69,281	$9,937
Appraised value of property loan (2)	$137,850	$4,650	$175,350	$4,750
Third party liens (3)	$16,117	$1,227	$25,097	$1,387
Carried cost of investment (4)	$17,413	$1,942	$27,765	$1,942
Net interest in outstanding loans receivable (5)	$46,541	$8,954	$44,184	$8,550

(1)	Consists of the original stated or face value of the obligation plus interest and the amount of the senior lien interest.
(2)	We generally obtain appraisals on each of the properties underlying our portfolio loans at least once every three years.
(3)	Represents the outstanding balance of the senior lien interests.
(4)
Represents the book cost of our investment, including subsequent advances, after accretion of discount and allocation of gains from the sale of a senior lien interest in, or borrower refinancing of, the loan, but excludes an allowance for credit losses of $1.1 million at September 30, 2008 and $629,000 at September 30, 2007.

(5)	Consists of the amounts set forth in the line "Outstanding Loans Receivable" less amounts in the line “Third Party Liens.”

Financial Fund Management

General.  We conduct our financial fund management operations seven separate operating entities:

•
Trapeza Capital Management, LLC, or Trapeza, a joint venture between us and an unrelated third party, which originates, structures, finances and manages investments in trust-preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies;

•	Apidos Capital Management, LLC, or Apidos, which finances, structures and manages investments in bank loans;

•
Ischus Capital Management, LLC, or Ischus, which finances, structures and manages investments in asset-backed securities or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

•	Resource Europe Management Ltd., or Resource Europe, which invests in, structures and manages investments in international bank loans;

•
Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for five (one currently in the offering stage) company-sponsored affiliated partnerships which invest in financial institutions;

•
Resource Capital Markets, Inc., which, through our registered broker-dealer subsidiary, Chadwick Securities, Inc., acts as an agent in the primary and secondary markets for trust preferred securities of banks, bank holding companies, insurance companies, other financial companies, real estate companies, REITS, and other real estate related companies as well as securities of CDOs; and

•	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary which provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

  CDOs.   We expect that we will continue to focus on managing the assets of our existing CDOs in 2009.  While we will also seek opportunities to manage additional assets where we can use our existing financial fund management platform and personnel with little or no equity investment exposure, we cannot assure you that any such opportunities will become available to us.

(Back to Index)

(Back to Index)

We derive revenues from our existing financial fund management operations through management and administration fees.  We also receive distributions on amounts we have invested directly in CDOs or in limited partnerships we formed that purchased equity in our CDO issuers.  Our CDO management fees generally consist of a base and subordinated management fees.  For the Trapeza CDO issuers we manage, we share the base and subordinated management fees with our co-sponsors.  For CDO issuers we manage on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees from the CDO issuers.  We describe the management fees we receive from RCC in “− Resource Capital Corp” below.  Base management fees generally are a fixed percentage of the aggregate principal balance of the assets held by the CDO.  Our base management fees range from 0.04% to 0.25% of a managed CDO’s assets.  Subordinated management fees are also a percentage of the aggregate principal balance of the assets held by the CDO, and range from 0.08% to 0.45%, but typically are subordinated to debt service payments on the CDOs.  The management fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuer.  While we were receiving subordinated management fees from 21 CDOs at September 30, 2008, we cannot assure you that we will continue to receive these subordinated management fees.

         As of September 30, 2008, our financial fund management operations had sponsored or co-sponsored, structured and managed or co-managed 35 CDO issuers (three of which we manage on behalf of RCC) holding approximately $14.7 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDO Issuers	Assets Under Management (1)
			(in billions)
Trapeza (2)(3)	Trust Preferred Securities	13	$4.8
Apidos (4)	Bank Loans	12	3.9
Ischus (2) (5)	RMBS/CMBS/ABS	9	5.6
Resource Europe	Bank Loans	1	0.4
		35	$14.7

(1)	Calculated as set forth in “Assets Under Management,” above.
(2)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of seven Trapeza CDO issuers and one Ischus CDO issuer.
(3)	Through Trapeza, we own a 50% interest in an entity that manages 11 of the Trapeza CDO issuers and a 33.33% interest in an entity that manages two of the Trapeza CDO issuers.
(4)	RCC holds 100% of the equity interests in three of these CDO issuers with assets of $941.0 million.
(5)	RCC holds 90% of the equity interests in one of these CDO issuers with assets of $365.2 million.

Resource Capital Corp.  As of September 30, 2008, our financial fund management operations managed approximately $1.3 billion of bank loans and ABS on behalf of RCC, all of which are in CDOs we sponsored in which RCC holds the majority equity interest.  We discuss RCC in more detail in “ − Resource Capital Corp.,” below.

Company-Sponsored Partnerships.  We sponsored, structured and currently manage four investment partnerships for individual and institutional investors that invest in banks and other financial institutions.  At September 30, 2008, these partnerships held $59.8 million of assets.  We are currently sponsoring a fifth such partnership, which is in the offering stage.  We also began the liquidation of a previously sponsored hedge fund in March 2008 which had an immaterial amount of assets as of September 30, 2008.

Resource Capital Corp.

RCC, a publicly-traded (NYSE:RSO) REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets.  At September 30, 2008, we owned 2.0 million shares of RCC common stock, or about 7.8% of RCC’s outstanding common stock and held options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share).

(Back to Index)

(Back to Index)

We manage RCC through RCM.  At September 30, 2008, we managed approximately $2.3 billion of assets on behalf of RCC.  Under our management agreement with RCC, RCM receives a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses.  The base management fee is 1/12th of 1.50% of RCC’s equity per month.  The management agreement defines “equity” as, essentially, shareholder’s equity, subject to adjustment for non-cash equity compensation expense and non-recurring changes to which the parties agree.  The incentive compensation is 25% of the amount by which RCC’s adjusted operating earnings (as defined in the agreement) of RCC (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of RCC’s common shares in the initial offering by RCC and the prices per share of the common shares in any subsequent offerings of RCC, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RCC and our directors and the approval of the majority of RCC’s directors in the case of non-recurring or unusual transactions or events.  RCM receives at least 25% of our incentive compensation in additional shares of RCC common stock and has the option to receive more of our incentive compensation in stock under the management agreement.  We also receive an acquisition fee of 1% of the carrying value of the commercial finance assets we sell to RCC.  In fiscal 2008, the management, incentive, servicing and acquisition fees we received from RCC were $7.5 million, or 5% of our consolidated revenues.  These fees have been reported as revenues through our operating segments.

Credit Facilities

We, or our subsidiaries, have access to four separate credit facilities, which we describe in this section.

                Commercial Finance - Secured Revolving Credit Facilities.  In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 150 basis points, or (ii) the prime rate.  In September 2008, LEAF entered into an interest rate swap agreement for $75.0 million for this facility in order to mitigate fluctuations in LIBOR.  The swap agreement terminates in September 2009.  The underlying equipment being leased or financed collateralizes the borrowings.  Outstanding borrowings as of September 30, 2008 were $129.0 million.  Weighted average borrowings for fiscal 2008 were $136.1 million at an effective interest rate of 5.7%.

In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC.  In May 2008, we paid a $500,000 amendment fee to modify the terms of this facility for the purpose of transferring the facility to a new investment entity that we manage and consolidate.  The facility is a non-recourse to us and matures in October 2009.  However, any outstanding borrowings as of that date will continue to amortize until fully repaid, at a higher rate of interest.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest and principal payments are due monthly.  Prior to June 1, 2008, interest was charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 0.60% on borrowings up to $100.0 million and (ii) one-month LIBOR plus 0.75% on borrowings in excess of $100.0 million.  As of June 1, 2008, the interest rate is one-month LIBOR plus 1.15% on all the borrowings.  We are also required to pay unused facility fees on the available balance of the line and are subject to a prepayment penalty if loans are repaid prior to maturity.  Interest and principal payments are due monthly.  We use interest rate swap and cap agreements to mitigate fluctuations in LIBOR.  The swap and cap agreements terminate at various dates ranging from November 2011 to November 2020.  Outstanding borrowings as of September 30, 2008 were $140.4 million.  Weighted average borrowings for fiscal 2008 were $130.7 million at an effective interest rate of 6.0%.

Corporate – Secured revolving credit facilities

TD Bank, N.A. (previously Commerce Bank, N.A.).  In May 2007, we entered into a $75.0 million revolving credit facility with TD Bank expiring on May 23, 2012.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of ours and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of 1,279,418 shares of RCC.  Availability under the facility was limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  On August 7, 2008 and September 30, 2008, the revolving credit facility was amended to reduce the minimum net worth covenant to $140.0 million for the period September 30, 2008 to September 29, 2009, to $150.0 million for the period September 30, 2009 to September 29, 2010, to $160.0 million for the period September 30, 2010 to September 29, 2011 and to $170.0 million for the period September 30, 2011 and thereafter.  In consideration for the amendment, we and TD Bank agreed to reduce the outstanding commitment of $75.0 million under the facility as follows: to $60.0 million on August 7, 2008, to $55.0 million on September 30, 2008, to $45.0 million on December 31, 2008 and to $30.0 million on March 31, 2009.  As of September 30, 2008, availability on this line was limited to $11.2 million.  Borrowings bear interest at one of two rates at our election: (i) the prime rate plus 1%, or (ii) LIBOR plus 2.25%.  We are also required to pay an unused facility fee of 0.25% per annum, payable quarterly in arrears.  Weighted average borrowings for fiscal 2008 were $50.8 million, at an effective interest rate of 7.0%.  Outstanding borrowings as of September 30, 2008 were $43.6 million.

(Back to Index)

(Back to Index)

                Sovereign Bank.  We have a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, based on the value of the collateral, was limited to $911,000 and $10.0 million as of September 30, 2008 and 2007, respectively.  Interest is charged at one of two rates elected at our option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for fiscal 2008 were $6.0 million at an effective interest rate of 6.7%.  Outstanding borrowings as of September 30, 2008 were $7.0 million.

Asset Sourcing for Commercial Finance and Real Estate

Commercial finance.  LEAF is responsible for sourcing our commercial finance investments which it does both through direct originations and through acquisitions of existing portfolios originated by third parties.  LEAF’s strategy for direct originations involves marketing to direct sales organizations which offer financing by LEAF as part of their marketing package.  The principal direct sales organizations through which LEAF provides equipment financing are Textron, Dell, 3M, Mitel, Sage Software, Konica Minolta-Danka, Respironics, Sullivan-Schein and Smurfit-Stone.  By developing and maintaining programs with direct sales organizations, LEAF is able to use their sales force, and our outside distributors, dealers and resellers, to market our commercial finance products and services to the highly dispersed population of small- to medium-sized businesses, which is LEAF Financial’s targeted demographic.  On acquisitions, LEAF seeks organizations with a portfolio of financing contracts that provide acceptable returns for our investment partnerships coupled with proven origination teams.

Real estate.  Resource Real Estate is responsible for sourcing our investments for our real estate operations, other than RMBS and CMBS which our financial fund management operations have secured through Ischus.  We maintain relationships with key asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us.  We maintain offices in Philadelphia, New York, Omaha, Denver and Los Angeles that provide us with a national platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets.  We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on our $1.7 billion portfolio of assets under management.

Employees

As of September 30, 2008, we had 799 full-time employees, an increase of 405 (1), or 103%, from 394 employees at September 30, 2007.  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate		Commercial Finance		Corporate/ Other
September 30, 2008
Investment professionals	179	39	31		104		5
Other	620	19	271	(1)	294	(2)	36
Total	799	58	302	(1)	398	(2)	41

September 30, 2007
Investment professionals	184	48	29		105		2
Other	210	21	16		135		38
Total	394	69	45		240		40

(1)	Includes 253 employees related to our new property management division.
(2)	Reflects the additional employees hired in connection with the acquisitions of NetBank and Dolphin Capital Corp.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC.  The public may read and copy information we files with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, D.C. 20549.  The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The internet address of the SEC site is http://www.sec.gov.  Our internet address is http://www.resourceamerica.com.  We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are not incorporating by reference in this report any material from our website.

(Back to Index)

(Back to Index)

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

Our business as a specialized asset manager depends upon our ability to sponsor, and raise capital, through investment funds and to generate management fees by managing those funds and the assets they hold.  If we are unable to raise capital through these funds, our ability to increase our managed assets, and thus to increase our revenues from management fees, will be materially impaired.  Our ability to raise capital through these funds depends upon numerous factors, many of which are beyond our control, including:

•	the availability of financing for the acquisitions of assets, which has been constrained or, in the case of our financial fund management operations, largely halted, by current market conditions;

•	market acceptance of the types of funds we sponsor and market perceptions about the types of assets which we seek to acquire for our funds which has been impaired by current market conditions;

•
the willingness or ability of retail investors, a principal source of investment funds for our commercial finance and real estate investment funds, to invest in long-term, relatively illiquid investments of the type sponsored by us;

•	the performance of our existing funds;

•	the availability of qualified personnel to manage our funds;

•	the availability of suitable investments in the types of loans, real estate, commercial finance assets and other assets that we seek to acquire for our funds; and

•	interest rate changes and their effect on both the assets we seek to acquire for our funds, and the amount, cost and availability of acquisition financing.

Declines in the market values of our investments may reduce periodic reported results, credit availability and our ability to make distributions.

We classify a substantial portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other than temporary, such decline will reduce earnings.  As a result of current market conditions, the market value of many of our assets has declined.  We cannot assure you that there will not be further declines in the value of our assets, or that those permanent declines will not be material.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions.  As a result, a reduction in credit availability may reduce our earnings.

Interest rate changes may reduce the value of our assets, our returns on these assets and our ability to generate and increase our management fee revenues.

Changes in interest rates will affect the market value of assets we hold for our own account and our returns from such assets.  In general, as interest rates rise, the value of fixed-rate investments, such as equipment leases and loans, will decrease, while as interest rates fall, the return on variable rate assets will fall.  In addition, changes in interest rates may affect the value and return on assets we manage for our investment funds, thereby affecting both our management fees from those funds as well as our ability to sponsor additional investment funds, which, in turn, may affect our ability to generate and increase our management fee revenues.

(Back to Index)

(Back to Index)

Increases in interest rates will increase our operating costs.

As of September 30, 2008, we had two corporate credit facilities and two commercial finance credit facilities.  We may seek to obtain other credit facilities.  In addition, pursuant to FIN 46-R, which, if fully funded, will result in a significant amount of equipment leases and loans being consolidated for financial reporting purposes in our consolidated financial statements.  All of our current credit facilities and the Apidos CDO notes are at variable interest rates, and we expect that future facilities and some or all of future CDOs, if any, we may be required to consolidate will also be at variable rates.  As a result, increases in interest rates on our credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition is financed by these facilities or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses.  In addition, financing we obtain may require us to maintain a specified ratio of the amount of the loan to the value of the underlying assets.  A decrease in the value of these assets may lead to margin calls or calls for the pledge to, or deposit with, the lender of additional assets.  We may not have sufficient funds or unpledged assets to satisfy these calls.  While losses sustained by CDOs or other entities we consolidate under FIN 46-R are typically without recourse to us, financing we obtain may impose financial covenants calculated pursuant to GAAP.  As a result, asset value declines or other adverse occurrences in the CDOs may cause us to breach these covenants, which could lead to margin calls or, possibly, constitute events of default under our corporate or other credit facilities.

Changes in interest rates may impair the operating results of our investment funds and thereby impair our operating results.

The investments made by many of our funds are interest rate sensitive.  As a result, changes in interest rates could reduce the value of the assets held and the returns to investors, thereby impairing our ability to raise capital, reducing the management and other fees from those funds and reducing our returns on, and the value of, amounts we have invested in those funds.

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

We provide management services to our investment funds through management agreements and through our position as the sole or managing general partner of partnership funds or as the operating manager of other fund entities, or combinations thereof.  Our arrangements are long-term, and frequently have no specified termination dates.  However, our management arrangements with, or our position as general partner or operating manager of, an investment fund typically may be terminated by action taken by the investors.  Upon any such termination, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues.  Moreover, because all of the management fees from our financial fund management segment are pledged as security under our credit facility with TD Bank, termination of one or more management arrangements would reduce our collateral which could reduce our borrowing base.  If the borrowing base were reduced below amounts outstanding on the facility, we would be required to repay the excess.  To the extent we do not have cash available to repay the excess, we may be required to sell assets to obtain the necessary cash; any such sale may not be on economically attractive terms, particularly under current economic condition.

We may have difficulty managing our asset portfolios under current market conditions.

Current market conditions have increased the complexity of managing the assets held by us and our investment funds.  As a result, we depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures to deal effectively with the complexity of the conditions under which we operate.  We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.  Consequently, we may experience strains on our administrative and operations infrastructure, increasing our costs or reducing or eliminating our profitability.

(Back to Index)

(Back to Index)

Our allowance for credit losses may not be sufficient to cover future losses.

At September 30, 2008, our allowances for possible credit losses were $1.8 million in commercial finance (1.0% of the book value of our leases and loans held for investment in our commercial finance segment), $1.1 million in real estate (6.5% of the book value of our investments in real estate loans) and $1.6 million in financial fund management (0.7% of the book value of our loans held for investment in our financial fund management segment).  We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that future provision for credit losses will not be materially greater than those we have recorded to date.  Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.

Many of the assets we hold in our portfolios are illiquid, and we may not be able to divest them in response to changing economic, financial and investment conditions.

Many of the assets in our portfolio, including those in our consolidated financial statements under FIN 46-R, do not have ready markets.  Moreover, we believe that the market for many of the assets in our portfolio, particularly real estate and CDO interests, have been severely constricted as a result of current economic conditions.  As a result, many of our portfolio assets are relatively illiquid investments.  We may be unable to vary our portfolio in response to changing economic, financial and investment conditions or to sell our investments on acceptable terms should we desire to do so.

We are subject to substantial competition in all aspects of our business.

Our ability to sponsor investment funds is highly dependent on our access to various distribution systems of national, regional and local securities firms, and our ability to locate and acquire appropriate assets for our investment funds.  We are subject to substantial competition in each area.  In the distribution area, our investment funds compete with those sponsored by other asset managers, which are being distributed through the same networks, as well as investments sponsored by the securities firms themselves.  While we have been successful in maintaining access to these distribution channels, we cannot assure you that we will continue to do so.  The inability to have continued access to our distribution channels could reduce the number of funds we sponsor and assets we manage, thereby impeding and possibly impairing our revenues and revenue growth.

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

Risks Relating to Particular Aspects of Our Financial Fund Management, Real Estate and Commercial Finance Operations

As a result of recent conditions in the global credit markets, our ability to sponsor investment vehicles and increase our assets under management may be limited.

Our financial fund management business has largely consisted of the sponsorship and management of CDO issuers.  As a result of recent conditions in the global credit markets, sponsorship of new CDOs became impracticable in fiscal 2008 and likely will continue to be impracticable in fiscal 2009.  Moreover, our ability to sponsor investment funds in our commercial finance and real estate segments depends to a significant extent on our ability to obtain financing.  While we have been able to obtain financing for our commercial finance and real estate operations, we cannot assure you that we will be able to obtain financing in the future on attractive financial terms, or at all.  An inability to obtain financing could limit or eliminate our ability to sponsor investment vehicles and increase our assets under management and, accordingly, impair our ability to generate asset management fees.

(Back to Index)

(Back to Index)

We typically have retained some portion or all of the equity in the CDOs we sponsored.  CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO’s expenses.

We typically have retained some portion or all of the equity interest in CDOs we sponsored either directly or through limited partnership investments.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid.  However, there will be little or no income available to the CDO equity if there are excessive defaults by the issuers of the underlying collateral, and there may be little or no amounts available to return our capital.  In that event, the value of our direct or indirect investment in the CDO’s equity, which for all CDOs was approximately $28.0 million at September 30, 2008, could decrease substantially or be eliminated.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.

In 20 of the CDOs we manage, a portion of our management fees is subordinated to the investors’ receipt of specified returns.  In addition, with respect to RCC and seven of our investment partnerships, we receive incentive or subordinated compensation in addition to our base management fee, depending upon whether RCC or those partnerships achieve returns above specified levels.  During fiscal 2008 and 2007, we earned incentive and subordinated management fees from RCC and from 22 and 21 CDOs, respectively, which constituted 20% of our aggregate management fee income for both periods.  As a result of current economic conditions, the amount of incentive or subordinated management fee income we receive maybe reduced, and any such reduction may be material.

Our income from our interests in the Trapeza CDO program may be volatile.

We account for our investments in the Trapeza CDO programs, described in “Business-Financial Fund Management,” under the equity method of accounting.  Accordingly, we recognize our percentage share of any income or loss of these entities.  Because the Trapeza entities are investment companies for accounting purposes, such income or loss includes a “fair value” adjustment to reflect the net changes in value, including unrealized appreciation or depreciation, in investments and swap agreements.  Such value will be impacted by changes in the underlying quality of the Trapeza entities’ investments and by changes in interest rates.  To the extent that the Trapeza entities’ investments are securities with a fixed rate of interest, increases in interest rates will likely cause the value of the investments to fall and decreases in interest rates will likely cause the value of the investments to rise.  The Trapeza entities’ various interest rate hedge and swap agreements will also change in value with changes in interest rates.  Accordingly, our income or loss from our investments in the Trapeza CDOs may be volatile.

Real estate loans in our portfolio are subject to a higher risk of loss than conventional mortgage loans.

Real estate loans in our portfolio differ significantly from conventional mortgage loans.  In particular, these loans:

•	are junior mortgage loans;

•	involve payment structures other than equal periodic payments that retire a loan over its term;

•	require the borrower to pay a large lump sum at loan maturity (which will depend upon the borrower’s ability to obtain financing or otherwise raise a substantial amount of cash at maturity); and

•	while producing income, do not generate sufficient revenues to pay the full amount of debt service on the loan as originally structured.

As a result, real estate loans in our portfolio may have a higher risk of default and loss than conventional mortgage loans, and may require us to become involved in expensive and time-consuming workouts, or bankruptcy, reorganization or foreclosure proceedings.

In addition, the principal or sole source of recovery for our real estate loans is typically the underlying property and, accordingly, the value of our loans, and our ability to collect loan payments will depend upon local, regional and national economic conditions, and conditions affecting the property specifically, including the cost of compliance with, and liability under environmental, health and safety laws, changes in interest rates and the availability of financing, casualty losses, the attractiveness of the property, the availability of tenants, the ability of tenants to pay rent, competition from similar properties in the area and neighborhood values.  Operating and other expenses of real properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

(Back to Index)

(Back to Index)

Our equipment leases and loans may have significant risk of default.

While we expect that we will transfer to third party programs a substantial portion of the commercial finance assets that we originate or acquire, we may retain some assets for our own account.  Moreover, we are sponsoring a private equipment leasing investment vehicle which, as a result of its structure, we consolidate in our financial statements.  At September 30, 2008, we hold approximately $172.1 million of leases and loans in this vehicle.  Many of the entities seeking equipment financing from us are small- to middle-size businesses which may have less resources than larger businesses and which may be disproportionally affected by current economic conditions.  As a result, we may be subject to higher risks of a default than if we provided equipment financing to larger businesses.  While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or other commercial finance instrument, we may not be able to do so on advantageous terms.  If a borrower files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment.  Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease or loan provisions against an insolvent borrower, including the contract provisions that require the borrower to return the equipment in good condition.  In some cases, the deteriorating financial condition of a borrower may make trying to recover what it owes impractical.  The costs of recovering equipment upon a default, enforcing obligations under the lease or loan, and transporting, storing, repairing and finding a new borrower or purchaser for the equipment may be high.  All the foregoing risks may be heightened by economic conditions currently existing in the United States.  Higher than expected lease defaults will result in a loss of anticipated revenues and will reduce our ability to operate LEAF at a profit.

Merit’s operations may be subject to higher risks or loss than LEAF’s equipment leases and loans.

       Merit, a majority-owned subsidiary of LEAF, provides capital advances to small companies based upon factoring their credit card receipts.  Because credit card receipts are unsecured personal loans to the credit card holder, they are subject to significantly higher rates of loss than LEAF’s equipment leases and loans, particularly under economic conditions currently existing in the United States which have, generally, increased default rates.  At September 30, 2008, we held approximately $12.0 million of these capital advances.

If LEAF cannot renew, extend or replace its credit facility with National City Bank, its ability to originate equipment leases and loans may be impaired and it may have to sell assets to obtain cash to repay the facility.

LEAF's secured revolving credit facility with National City Bank expires on July 31, 2009.  If LEAF cannot renew or extend the facility, or obtain a replacement facility, LEAF's ability to originate new equipment leases and loans may be impaired.  Even if LEAF is able to renew, extend or replace the facility, the economic terms upon which it is able to do so may be less favorable to LEAF than the terms currently in effect which would reduce LEAF's net revenues and, as a consequence, adversely affect our earnings.  Moreover, if LEAF is unable to renew, extend or replace the facility, it will be required to repay the outstanding balance of the facility on its July 31, 2009 maturity.  Although we believe that LEAF would repay the balance by accelerating the sale of the assets financed through the facility to the investment partnerships for which they were acquired, if the partnerships lack capacity to purchase the assets at that time, LEAF would have to seek sales to third parties.  There can be no assurance that LEAF would be able to make any such sales on acceptable terms, or at all, and, as a consequence, that LEAF would not experience material reductions in net income, or losses which would adversely affect our earnings.
(Back to Index)

(Back to Index)

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

None

ITEM 2.                      PROPERTIES

Philadelphia, Pennsylvania:

We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.  Certain of our financial fund management and real estate operations are also located in these offices.  We lease 21,554 square feet for additional executive office space and for certain of our real estate operations at 1845 Walnut Street, Philadelphia, Pennsylvania.  We sublease a portion of this space to Atlas America, Inc., our former energy subsidiary.  This lease, which expired in May 2008, contains extension options through 2033 and is in an office building in which we own a 5% equity interest.  The Company intends to stay in this space and is currently negotiating terms with the landlord.  Our commercial finance operations are located in another office building at One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania under a lease for 59,448 square feet that expires in August 2013.

New York, New York:

We maintain additional executive offices in a 19,590 square foot location (of which a portion is sublet to Atlas America) at 712 5th Avenue, New York, New York under a lease agreement that expires in March 2010.

Other Locations:

Our commercial finance operations own a 29,500 square foot building at 1720A Crete Street, Moberly, Missouri.  In addition, we maintain various office leases in the following cities:  Omaha, Nebraska; Los Angeles and Santa Ana, California; Denver, Colorado and Columbia, South Carolina.  We also lease office space in London, England for our European operations.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2008.

(Back to Index)

(Back to Index)

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
              STOCKHOLER MATTERS AND ISSUER PURCHASES OF
          EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low sale prices as reported by NASDAQ on a quarterly basis for our last two fiscal years:

	As Reported
	High	Low
Fiscal 2008
Fourth Quarter	$13.61	$8.35
Third Quarter	$10.84	$8.01
Second Quarter	$14.47	$9.44
First Quarter	$18.71	$14.18

Fiscal 2007
Fourth Quarter	$21.51	$12.28
Third Quarter	$25.00	$20.56
Second Quarter	$28.53	$22.38
First Quarter	$27.68	$20.42

        As of December 5, 2008 there were 17,655,935 shares of common stock outstanding held by 349 holders of record.

We have paid regular quarterly cash dividends since the fourth quarter of fiscal 1995.  Commencing with the dividend payable in the first quarter of fiscal 2006, we increased our quarterly dividend by 20% to $0.06 per common share and, beginning with the dividend payable in the first quarter of fiscal 2007, we further increased our quarterly dividend by 17% to $0.07 per common share.

Securities Authorized for Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	4,004,694	$7.15	432,414

(Back to Index)

Issuer Purchases of Equity Securities

On July 26, 2007, the Board of Directors approved a new share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time.  The new repurchase program replaced a prior $50.0 million repurchase program that had been approved by the Board on September 31, 2004.  As of September 30, 2008, we have repurchased an aggregate of 188,123 shares at a total cost of $2.8 million under the new repurchase program, at an average cost of $14.99 per share.  We did not repurchase any shares during our fourth quarter ended September 30, 2008.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of two other stock market indices:  the NASDAQ United States Composite and the NASDAQ Financial.

Comparison of Five Year Cumulative Total Return*

*	Assumes $100 was invested on October 1, 2003 in our common stock or in the indicated index and that cash dividends were reinvested as received.

(Back to Index)

(Back to Index)

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.  We derived the selected consolidated financial data for each of the years ended September 30, 2008, 2007 and 2006, and as of September 30, 2008 and 2007 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.  We derived the selected financial data for the years ended September 30, 2005 and 2004 and as of September 30, 2006, 2005 and 2004 from our consolidated internal financial statements for those periods.  As a result of our spin-off of Atlas America in June 2005, financial data relating to our former energy operations has been reclassified as discontinued operations for all periods presented (in thousands, except share data).

	As of and for the Years Ended September 30,
	2008	2007	2006	2005	2004
				(unaudited)	(unaudited)
Statement of operations data:
Revenues:
Commercial finance	$96,881	$40,692	$23,840	$13,381	$7,135
Real estate	31,519	22,987	23,076	17,791	10,519
Financial fund management	27,536	63,089	28,457	19,550	10,118
Total revenues	$155,936	$126,768	$75,373	$50,722	$27,772
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(24,944)	$5,254	$15,668	$7,426	$3,096
(Loss) income from discontinued operations, net of tax	(1,299)	(1,558)	1,231	11,070	16,799
Cumulative effect of a change in accounting principle, net of tax	−	−	1,074	−	−
Net (loss) income	$(26,243)	$3,696	$17,973	$18,496	$19,895

Basic (loss) earnings per common share:
Continuing operations	$(1.42)	$0.30	$0.89	$0.42	$0.17
Discontinued operations	(0.08)	(0.09)	0.07	0.63	0.97
Cumulative effect of a change in accounting principle	−	−	0.06	−	−
Net (loss) income	$(1.50)	$0.21	$1.02	$1.05	$1.14

Diluted (loss) earnings per common share:
Continuing operations	$(1.42)	$0.27	$0.82	$0.38	$0.17
Discontinued operations	(0.08)	(0.08)	0.07	0.58	0.92
Cumulative effect of a change in accounting principle	−	−	0.05	−	−
Net (loss) income	$(1.50)	$0.19	$0.94	$0.96	$1.09
Cash dividends per common share	$0.28	$0.27	$0.24	$0.20	$0.17

Balance sheet data:
Total assets	$762,650	$966,452	$418,858	$463,037	$742,350
Borrowings	$554,059	$706,372	$172,238	$147,302	$43,694
Stockholders’ equity	$143,733	$185,347	$195,167	$191,138	$259,879

(Back to Index)

(Back to Index)

ITEM 7.                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Overview

          We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities in the commercial finance, real estate and financial fund management segments.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of our sponsored fund.  We typically maintain an investment in the funds we sponsor.  We have greatly expanded all three of our reporting segments since 2004.  Assets under management have grown from $3.2 billion, excluding our former energy subsidiary, at September 30, 2004 to $18.0 billion at September 30, 2008.

          We limit our fund development and management services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial loans secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on the ownership, operation and management of multi-family and commercial real estate and real estate mortgage loans including whole loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in distressed real estate loans and investments in “value-added” properties (properties which, although not distressed need substantial improvements to reach their full investment potential).  In our financial fund management operations, we concentrate on trust-preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loan and asset-backed securities, or ABS.

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, have been affected by the recent volatility and reduction in liquidity in the global credit markets which have reduced the revenues from, and the values of, many of the types of financial assets which we manage or own.  These conditions resulted in our recording the following charges during fiscal 2008:

•
a $4.1 million charge, net of minority interest and tax, to reflect the other-than-temporary impairment of certain investments in CDOs, primarily those with investments in financial institutions and real estate, including RMBS and CMBS;

•
a $11.0 million charge, net of tax, to reflect losses incurred from the sale of loans being accumulated on warehouse facilities we terminated in 2008 as a result of our determination not to proceed with the CDO issuance for which the assets were being accumulated;

•	an aggregate $14.4 million of charges, net of tax, to reflect our equity impairment charges recognized by the five Trapeza partnerships in which we have interests; and

•
a $5.4 million charge, net of tax, to reflect the provision for credit losses, which impacted our business segments as follows:  commercial finance $3.5 million; real estate $310,000; and financial fund management $1.6 million.

Principally, as a result of these charges, we recorded a net loss of $26.2 million in fiscal 2008 as compared to net income of $3.7 million and $18.0 million for fiscal 2007 and 2006, respectively.

Assets Under Management

We increased our assets under management by $1.3 billion to $18.0 billion at September 30, 2008 from $16.7 billion at September 30, 2007.  The growth in our assets under management was the result of:

•
an increase in the financial fund management assets we manage, principally as the result of the completion of one CDO issuance during the first quarter of fiscal 2008 and the assumption of collateral management for five CDO issuers from two unrelated third parties;

•	an increase in real estate assets managed on behalf of RCC, joint ventures and limited partnerships and TIC property interests that we sponsor; and

•	an increase in commercial finance assets managed on behalf of the limited partnerships we sponsor, RCC, and for ourselves.

(Back to Index)

(Back to Index)

The following table sets forth information relating to our assets under management by operating segment and their growth by $1.3 billion (8%) from September 30, 2007 to September 30, 2008 (in millions):

	As of September 30,		Increase
	2008	2007	Amount	Percentage
Financial fund management	$14,735	$13,984	$751	5%
Real estate	1,703	1,634	69	4%
Commercial finance	1,535	1,093	442	40%
	$17,973	$16,711	$1,262	8%

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of September 30, 2008 (1)
Financial fund management	35	13	−	−
Real estate	2	7	7	5
Commercial finance	−	4	−	1
	37	24	7	6
As of September 30, 2007 (1)
Financial fund management	29	12	−	−
Real estate	2	5	7	2
Commercial finance	−	3	−	1
	31	20	7	3

(1)	All of our reporting segments manage assets on behalf of RCC.

The revenues in each of our reporting segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors and RCC and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Years Ended September 30,
	2008	2007	2006
Finance and rental revenues (1)	$80,660	$48,981	$22,156
Fund management revenues (2)	53,156	63,490	38,192
RCC management fees	6,021	7,048	4,320
Gains on resolution of loans and other property interests (3)	9,298	2,993	4,691
Net gain from sales of TIC property interests (4)	273	119	1,363
Other (5)	6,528	4,137	4,651
	$155,936	$126,768	$75,373

(1)
Includes interest and rental income from our commercial finance operations, interest income on bank loans from our financial fund management operations, interest and accreted discount income from our real estate operations and revenues from certain real estate assets.

(2)
Includes fees from each of our financial fund management, real estate and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in each of those segments.  Fiscal 2008 revenues reflect the negative realized and unrealized fair value adjustments of $9.3 million and $14.2 million, respectively, from limited and general partnership interests in the Trapeza partnerships.

(3)	Includes the resolution of loans we hold in our real estate reporting segment.
(4)	Reflects gains, net of losses, recognized by our real estate reporting segment on the sale of TIC property interests to outside investors.
(5)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges earned by our commercial finance operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under “ − Results of Operations:  Commercial Finance”, “ −Results of Operations:  Real Estate” and “ − Results of Operations:  Financial Fund Management.”

(Back to Index)

(Back to Index)

Results of Operations:  Commercial Finance

        During fiscal 2008, we continued to expand our commercial finance operations by increasing assets under management by $442.0 million (40%) to $1.5 billion.  Originations of new equipment financing increased by $406.5 million (52%) to $1.2 billion in fiscal 2008 from $779.2 million in fiscal 2007.  Our growth in fiscal 2008 was driven by our acquisitions of Dolphin and NetBank (which provided $581.5 million of our growth in assets under management), our continued growth in new and existing vendor programs, the introduction of new commercial finance products and the expansion of our sales staff.

        Subsequent to the acquisitions, we embarked on converting the systems and processes of the acquired entities onto the LEAF platform.  With these conversion efforts substantially completed, in the fourth quarter of fiscal 2008 we initiated an ongoing cost saving and consolidation plan targeted at eliminating redundancies of overhead occurring through our acquisitions and taking advantage of operating efficiencies obtained by operating on a single platform.  These cost-saving measures included consolidating our third party servicing operations into one location.

In July 2008, we began a $25.0 million subordinated note program through a consolidated subsidiary that we formed as an investment fund to acquire and finance leases and loans we originate.  In August 2008, LEAF Equipment Finance Fund 4, L.P., or Fund 4, a public equipment leasing partnership which we are sponsoring, began a public offering of up to $200.0 million of limited partnership interests.  Fund III closed its offering in April 2008, reaching its maximum offering of $120.0 million.  Our originations during fiscal 2009 will depend significantly on the state of the credit markets and the ability of our funds to obtain financing to acquire portfolios of leases and loans from us.

        As of September 30, 2008, we managed approximately 102,000 leases and loans that had an average original finance value of $23,000 with an original average term of 52 months.  As of September 30, 2007, we managed approximately 29,000 leases and loans that had an average original finance value of $50,000 with an average term of 51 months.

The following table sets forth information related to commercial finance assets managed (in millions):

	September 30,
	2008	2007
LEAF	$113	$90
LCFF	172	146
Merit	12	7
Managed for ourselves	297	243

Lease Equity Appreciation Fund I, L.P.	105	89
Lease Equity Appreciation Fund II, L.P.	298	361
Fund III	718	306
Fund 4	12	−
RCC	105	83
Other	−	11
Managed for others	1,238	850
	$1,535	$1,093

(Back to Index)

(Back to Index)

The revenues from our commercial finance operations consist primarily of finance revenues from leases and loans held by us prior to being sold, asset acquisition fees which we earn when we sell commercial finance assets to one of our investment partnerships and asset management fees we earn over the life of the lease or loan after it is sold.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended September 30,
	2008	2007	2006
Revenues:(1)
Finance revenues:
LEAF	$46,946	$16,343	$9,006
Merit	6,734	516	−
Acquisition fees	18,466	10,484	5,788
Fund management fees	18,275	11,403	7,707
Other	6,460	1,946	1,339
	$96,881	$40,692	$23,840
Costs and expenses:
Wage and benefit costs:
LEAF	$22,107	$10,763	$9,327
Merit	2,105	871	−
Other costs and expenses:
LEAF	16,309	6,972	5,116
Merit	2,220	895	−
	$42,741	$19,501	$14,443

(1)	Total revenues include RCC servicing and origination fees of $1.5 million, $1.2 million and $1.6 million for fiscal 2008, 2007, and 2006, respectively.

Revenues − Fiscal 2008 Compared to Fiscal 2007

Revenues increased $56.2 million (138%) to $96.9 million for fiscal 2008 from $40.7 million for fiscal 2007.  We attribute these increases primarily to the following:

•
a $30.6 million (187%) increase in commercial finance revenues primarily as a result of a greater number of assets held on our balance sheet as a result of the NetBank assets acquired coupled with increased availability under our credit facilities.  In January and April 2008, we sold 49% and 51%, respectively, of the NetBank portfolio to Fund III.  As a result, our commercial finance revenues and interest expense will decrease significantly in fiscal 2009; however, we will earn ongoing fund asset management fees;

•	a $6.2 million increase in commercial finance revenues attributable to Merit’s first full year of operations;

•
an $8.0 million (76%) increase in asset acquisition fees resulting from an increase in leases sold.  Sales of leases increased by $617.2 million to $1.2 billion for fiscal 2008, principally related to commercial assets sold to our investment entities in connection with the NetBank and Dolphin Capital Corp. portfolio acquisitions;

•	a $6.9 million (60%) increase in fund management fees resulting from the $377.0 million increase in assets under management; and

•
a $4.5 million (232%) increase in other income, reflecting primarily $3.3 million of net gains on equipment finance dispositions which typically vary widely from period to period, but increased as a result of holding the NetBank portfolio on our books.  Additionally, documentation fees increased by $1.0 million in relation to the increase in originations.

Costs and Expenses − Fiscal 2008 Compared to Fiscal 2007

Costs and expenses from our commercial finance operations increased $23.2 million (119%) for fiscal 2008.  We attribute this increase primarily to the following:

•
an increase of $12.6 million (108%) in wages and benefit costs.  The number of full-time employees increased to 398 as of September 30, 2008 from 240 as of September 30, 2007 due to our recent acquisitions and to support our expanding operations.  Increases in personnel costs reflect additional costs incurred to service the increased amount of leases held on our books throughout fiscal 2008 and that resulted in our increase in finance revenues.  Additionally, we incurred additional payroll costs due to our recent acquisitions.  In the fourth quarter of fiscal 2008, we consolidated certain business operations and reduced duplicative headcount; and

•	an increase of $10.7 million (136%) in operating expenses as a result of our increase in origination capabilities and increased facility costs, primarily due to our acquisitions.

(Back to Index)

(Back to Index)

Revenues − Fiscal 2007 Compared to Fiscal 2006

Revenues increased $16.9 million (71%) to $40.7 million for fiscal 2007 from $23.8 million for fiscal 2006.  We attribute these increases primarily to the following:

•
a $7.9 million (87%) increase in commercial finance revenues due to the growth in lease originations and our decision to hold more direct financing leases and loans on our balance sheet.  We increased our commercial finance assets by $134.0 million to $243.0 million at September 30, 2007 and increased our lease originations $355.6 million (84%), including $269.5 million from our acquisition of the leasing business of Pacific Capital Bank, or PCB;

•
a $4.7 million (81%) increase in asset acquisition fees resulting from an increase in leases sold.  Sales of leases increased by $323.3 million to $577.6 million for fiscal 2007, principally related to the PCB leases and loans acquired by our investment partnerships;

•	a $3.7 million (48%) increase in fund management fees resulting from an increase in assets under management to $1.1 billion at September 30, 2007 from $612.7 million at September 30, 2006; and

•	a $607,000 (45%) increase in other income, reflecting gains on dispositions which may vary significantly from period to period.

Costs and Expenses − Fiscal 2007 Compared to Fiscal 2006

LEAF costs and expenses increased $3.3 million (23%) for fiscal 2007, primarily related to increased wages and benefits of $1.4 million to support its expanded operations.  The number of LEAF employees increased by 123 (105%) to 240 at September 30, 2007, of which 28 were related to the new Merit operations, 20 were hired in conjunction with the PCB acquisition, 46 were additional sales personnel, and 29 were additional credit, operations and servicing staff.

Merit, which began operating in fiscal 2007, incurred costs and expenses of $1.8 million, of which $871,000 were related to wages and benefits.

Results of Operations:  Real Estate

Our real estate subsidiary, Resource Real Estate, Inc. executed a $500.0 million Master Loan Agreement in May 2008 with an institutional investor to finance acquisitions of distressed real estate loans and multi-family assets.  In October 2007, we commenced operations of Resource Real Estate Management, Inc., or Resource Residential, a wholly-owned subsidiary of Resource Real Estate, Inc.  Resource Residential has been engaged as the property manager of all multi-family real estate assets owned by our real estate investment partnerships, joint ventures and tenant-in-common, or TIC, programs.

In the real estate reporting segment, we manage five classes of assets:

•	real estate investment fund assets, primarily multi-family apartments;

•
a commercial real estate debt portfolio we manage for RCC, comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	portfolios of distressed or value-added real estate assets we acquired through joint ventures with institutional investors;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•	a portfolio of distressed real estate loans we acquired at a discount, primarily from HUD.

	September 30,
	2008	2007
	(in millions)
Assets under management:
Commercial real estate debt	$924	$948
Real estate investment funds and programs	498	425
Institutional portfolios	116	87
Legacy portfolio	94	99
Distressed portfolios (primarily HUD loans)	71	75
	$1,703	$1,634

During fiscal 2008, our real estate operations were affected by the following principal trends or events:

•
the transition of property management from outsourced third party managers to our internal multi-family manager, Resource Residential, which commenced operations in October 2007 which has provided a new source of revenues;

•	the continuing volatility and reduction in liquidity in global credit markets which has affected our fee income from RCC and our fee income from sponsorship of partnership and TIC interests;

(Back to Index)

(Back to Index)

•	an increased number of distressed real estate opportunities that are available for purchase;

•	continued opportunities in our real estate business through the sponsorship of real estate investment partnerships;

•
an agreement executed for a $500.0 million joint venture, structured as a credit facility, with an existing institutional investor; the first asset under this facility was purchased on June 30, 2008 for $9.3 million; and

•	the acquisition of two value-added properties with a new joint venture partner for $29.5 million.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests.  As additional investors are admitted to the funds, we sell our bridge investment to new investors at our original cost and recognize a gain approximately equal to the previously recognized loss.

The gains we recognize on the resolution of loans, FIN 46-R assets and other real estate assets and the amount of fees we may receive will vary from transaction to transaction.  There have been in the past, and we expect that in the future there will be, significant period-to-period variations in our gains on resolution and fee income.  Moreover, we anticipate that gains on resolution will likely decrease in the future as we complete the resolution of our legacy portfolio.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended September 30,
	2008	2007	2006
Revenues:
Management fees:
Asset management fees	$2,407	$1,462	$2,248
Resource Residential property management fees	2,682	−	−
REIT management fees from RCC	4,465	5,051	1,077
	9,554	6,513	3,325
Fee income from sponsorship of partnerships and TIC property interests	3,583	6,904	8,681
Master lease revenues	3,660	−	−
Rental property and FIN 46-R revenues	5,208	4,700	4,720
Interest, including accreted loan discount	1,549	1,221	1,128
Gains and fees on resolution of loans and other property interests	9,298	2,993	4,691
Equity in (losses) earnings of unconsolidated entities	(1,606)	537	(832)
Net gain on sales of TIC property interests	273	119	1,363
	$31,519	$22,987	$23,076
Cost and expenses:
General and administrative expenses	$12,278	$9,942	$8,549
Resource Residential expenses	3,043	34	−
Master lease expenses	4,081	2	−
Rental property and FIN 46-R expenses	3,200	3,212	2,973
	$22,602	$13,190	$11,522

Revenues − Fiscal 2008 Compared to Fiscal 2007

Revenues increased $8.5 million to $31.5 million for fiscal 2008 from $23.0 million in fiscal 2007.  We attribute the increase primarily to the following:

•	a $945,000 increase in asset management fees due to an increase in the number of properties under management to 44 at September 30, 2008 from 25 at September 30, 2007;

•	a $2.7 million increase in fees from Resource Residential management which represents revenues from our new internal property manager;

•	a $586,000 decrease in REIT management fees, primarily due to lower RCC net income which decreased the incentive management fees RCC pays to us;

•
a $3.3 million decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships and TIC property interests; during fiscal 2008, we acquired eight assets with an aggregate purchase price of $102.0 million, as compared to ten assets acquired for $166.7 million during fiscal 2007;

•	a $3.7 million increase in master lease revenues from one TIC asset as a result of having executed a master lease in October 2007 for a residential property owned by the TIC investors;

(Back to Index)

(Back to Index)

•	a $508,000 increase in rental property income due to increased occupancy at a hotel property in Savannah, Georgia;

•
a $328,000 increase in interest income attributable to a higher payment rate on a note under a forbearance agreement, income payable on a new note delivered to us in connection with the sale on March 31, 2008 of a 10% interest in a real estate venture and income on a note held temporarily by us to facilitate the acquisition of the note by a related real estate investment fund;

•
a $6.3 million increase in gains and fees on resolutions.  In fiscal 2008, we collected $18.4 million in connection with the substantial settlement of a discounted loan, which was secured by an office building in Washington, D.C.  As a result of this repayment, we recognized a pre-tax gain in the quarter ended September 30, 2008 of approximately $7.5 million.  We received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of a 19.99% interest in a hotel property resulting in a gain of $574,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000.  For fiscal 2007, we received $2.9 million from the sale of a 15% interest in the same real estate venture, resulting in a gain of $2.7 million;

•	a $2.1 million decrease in our equity income primarily due to the operating losses of an entity which holds an office building in Washington, DC; and

•
a $154,000 increase in net gains on sale of TIC property interests.  We sold our interests in a $50.0 million TIC property during fiscal 2008 as compared to a $33.0 million TIC property during fiscal 2007.

Costs and Expenses − Fiscal 2008 Compared to Fiscal 2007

Costs and expenses of our real estate operations increased $9.4 million to $22.6 million for fiscal 2008 from $13.2 million for fiscal 2007.  We attribute the increase primarily to the following:

•	a $2.3 million increase in general and administrative expenses due to an increase in wages and benefits;

•	a $3.0 million increase in Resource Residential management expenses which represents expenses from our new internal property manager; and

•	a $4.1 million increase in master lease expenses as a result of having executed a master lease for a TIC residential property.

Revenues − Fiscal 2007 Compared to Fiscal 2006

Revenues decreased $89,000 to $23.0 million for fiscal 2007 from $23.1 million in fiscal 2006.  We attribute the decrease primarily to the following:

•	a $1.8 million decrease in fee income related to the lower volume of TIC program activity. We closed $18.3 million in TIC investments in fiscal 2007 compared to $44.1 million in fiscal 2006;

•	a $4.0 million increase in management fees from RCC reflecting an increase of $508.0 million in the commercial real estate debt assets we managed to $948.0 million at September 30, 2007;

•	a $786,000 decrease in property management fees, including a $405,000 discount recorded in connection with property management fees we expect to receive in the future;

•
a $1.7 million decrease in gain on property resolutions, principally related to the partial sales of a real estate venture.  During 2007 and 2006, we sold 15% and 20% of our interests for $2.9 million and $4.0 million, respectively, and recorded gains of $2.7 million and $4.5 million, respectively, from those sales;

•	a $1.4 million increase in equity income due to the reallocation of partnership income from a real estate venture; and

•	a $1.2 decrease in net gains on sale of TIC property interests due to the lower volume of TIC program activity.

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

(Back to Index)

(Back to Index)

Results of Operations:  Financial Fund Management

The following table sets forth information relating to assets managed by each of our principal financial fund management subsidiaries on behalf of institutional investors, individuals and RCC (in millions), categorized by originating entity (see Item 1, “Business”):

	As of September 30, 2008
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities		Total by Type
Trapeza	$4,787	$	−	$	−	$4,787
Apidos	2,906		941		−	3,847
Ischus	5,273		365		−	5,638
Resource Europe	404		−		−	404
Other company-sponsored partnerships	59		−		−	59
	$13,429		$1,306	$	−	$14,735

	As of September 30, 2007
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total by Type
Trapeza	$5,167	$	−	$93	$5,260
Apidos	1,438		952	212	2,602
Ischus	5,137		396	−	5,533
Resource Europe	415		−	89	504
Other company-sponsored partnerships	85		−	−	85
	$12,242		$1,348	$394	$13,984

In our financial fund management reporting segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDOs we sponsor.  These fees vary by CDO, with our annual fees ranging between 0.04% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers.  CDO indentures require certain overcollateralization test ratios, or O/C ratio(s), to be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) within a given CDO.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees are deferred and interest collections from collateral are applied to outstanding principal note balances.

•
Administration fees − we receive fees for managing the assets held by partnerships sponsored by us and for managing their general operations.  These fees vary by limited partnership, with our annual fee ranging between 0.75% and 2.00% of the partnership capital balance.

We also receive distributions on our investments in the entities we manage, some of which are subject to a clawback provision, which vary depending on our investment and, with respect to particular limited partnerships, with the terms of our general partner interest.  We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  As a result of recent conditions in the global credit markets, our ability to sponsor CDOs in the future may be limited.  As a consequence, while we expect that the existing CDO issuers we manage will continue to provide us with a stream of management fee revenues, we may be unable to increase those revenues during fiscal 2009 or they may decrease.  For risks applicable to our financial fund management operations, see Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Trapeza

We have co-sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.8 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

(Back to Index)

(Back to Index)

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  Additionally, we have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Trapeza operations through base and subordinate management and administration fees.  We also receive distributions on amounts we have invested in limited partnerships.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.15% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  These fees are also shared with our co-sponsors.  In nine CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  Based upon projected cash flows, we expect to receive subordinated management fees from eight of these issuers in the future.  We are also entitled to receive incentive management fees, however, no such fees have been received in fiscal 2008 nor are such fees expected to be received in fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.

Apidos

We sponsored, structured and currently manage 12 CDO issuers for institutional and individual investors and RCC which hold approximately $3.9 billion in bank loans at September 30, 2008, of which $941.0 million are managed on behalf of RCC through three CDOs.  We sponsored, structured and currently manage one CDO issuer holding $403.9 million in European bank loans at September 30, 2008.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees, however, no such fees have been received in fiscal 2008 nor are such fees expected to be received in fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.

Ischus

We sponsored, structured and currently manage nine CDO issuers for institutional investors, individuals and RCC which hold approximately $5.6 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $365.2 million is managed on behalf of RCC.

Through Ischus, we own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through base and subordinated management and administration fees.  We also receive distributions on amounts we invest in the limited partnerships.  Base management fees vary by CDO issuer, ranging from between 0.04% and 0.20% of the aggregate principal balance of the collateral held by the CDO issuer.  We currently receive a subordinated management fee on one CDO issuer for 0.20% of the aggregate principal balance of the collateral held by the CDO issuer, which is subordinated to debt service payments on the CDO.  In four CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  Based upon projected cash flows, we do not expect to receive these subordinated management fees in the future.  We are also entitled to receive incentive management fees, however, no such fees have been received in fiscal 2008 nor are such fees expected to be received in fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.

Company-Sponsored Partnerships

We sponsored, structured and currently manage five (one currently in the offering stage) affiliated partnerships for individual and institutional investors that invest in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund.  We have invested as a limited partner in this partnership.  In March 2008, we decided to liquidate this partnership, which we expect to dissolve during the first quarter of fiscal 2009.  This will not have a material effect on our future revenues.

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2008	2007	2006
Revenues:
Limited and general partner interests:
Fair value adjustments	$(23,483)	$(2,901)	$(2,989)
Operations	2,752	6,062	5,542
Total limited and general partner interests	(20,731)	3,161	2,553
Fund and RCC management fees	24,232	25,762	14,731
Interest income on loans	16,563	26,201	7,302
Earnings from unconsolidated CDOs	2,670	2,649	737
Introductory agent, due diligence and placement fees	2,593	1,901	−
Earnings of SFF partnerships	1,641	2,043	2,218
Other	568	1,372	916
	$27,536	$63,089	$28,457
Costs and expenses:
General and administrative	$27,539	$19,333	$10,442
Equity compensation expense − RCC	134	1,861	1,650
Expenses of SFF partnerships	64	70	7
	$27,737	$21,264	$12,099

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues − Fiscal 2008 Compared to Fiscal 2007

Revenues decreased $35.6 million (56%) to $27.5 million in fiscal 2008 from $63.1 million in fiscal 2007.  We attribute the decrease to the following:

•	a $23.9 million decrease in limited and general partner interests, primarily as a result of the following:

-	a $20.6 million decrease in fair value adjustments, principally:

-	a $11.3 million increase in net unrealized depreciation in the book value of the Trapeza partnership securities and swap agreements to reflect current fair value; and

-	a $9.3 million decrease in book value due to the permanent impairment of four Trapeza partnership equity interests;

-	a $3.3 million decrease in operations, other than fair value adjustments, reflecting:

-	a $3.0 million decrease from our limited and general partner share of the operating results of the unconsolidated Trapeza partnerships; and

-	a $219,000 decrease from our limited and general partner share of the operating results of the unconsolidated other company-sponsored partnerships.

•	a $1.5 million decrease in fund and RCC management fees, primarily from the following:

-	a $1.8 million decrease in RCC management fees and equity compensation, reflecting a $438,000 decrease in management fees and a $1.3 million decrease in equity compensation;

-	a $1.7 million decrease in fund management fees received in connection with the formation of Trapeza CDO XI and Trapeza CDO XII during fiscal 2007. No such fees were received during fiscal 2008;

-
a $1.4 million net decrease in collateral management fees from our Trapeza operations, reflecting a $2.3 million decrease due to a discount recorded in connection with subordinate and incentive management fees we expect to receive in the future and an $889,000 increase primarily due to a full twelve months of collateral management fees for three previously completed CDOs; and

-	a $397,000 net decrease in collateral management fees from our Ischus operations.

These decreases were partially offset by:

-
a $3.0 million net increase in collateral management fees from our Apidos and Resource Europe operations primarily due to a full twelve months of collateral management fees for three previously completed CDOs; and

-	an $860,000 increase in collateral management fees resulting from the assumption of management of four new bank loan CDOs from an unaffiliated third-party asset manager.

(Back to Index)

(Back to Index)

•	a $9.6 million decrease in interest income on loans held for investment, resulting primarily from the following:

-
a $12.1 million decrease from the consolidation in our financial statements of one Apidos CDO issuer and one Resource Europe CDO issuer during fiscal 2008 as compared to two Resource Europe CDO issuers and two Apidos CDO issuers during fiscal 2007 while they accumulated assets through separate warehouse facilities.  The weighted average loan balances of CDO issuers we consolidated through warehouse facilities for fiscal 2008 and 2007 were $49.3 million and $230.3 million, respectively, at weighted average interest rates of 7.16% and 6.70%, respectively; offset in part by

-
a $2.5 million increase from the consolidation in our financial statements of Apidos CDO VI during fiscal 2008 as compared to fiscal 2007 while it accumulated assets through a warehouse facility.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for fiscal 2008 and 2007 were $221.0 million and $138.1 million, respectively, at weighted average interest rates of 5.81% and 7.59%, respectively.

•	a $692,000 increase in introductory agent, due diligence and placement fees as a result of the following:

-
during fiscal 2008, we received $2.6 million in introductory agent fees earned in connection with 16 trust preferred security transactions.  We expect to earn introductory agent fees in the future, which will vary depending upon the terms of the transactions; and

-
during fiscal 2007, we received $1.9 million in due diligence and assignment fees in connection with 11 bank trust preferred and REIT trust preferred security transactions.  We do not expect to earn similar due diligence and assignment fees in the future due to market conditions.

•
a $402,000 decrease in our earnings from SFF partnerships related to a decrease in earnings from four CDO investments.  As of September 30, 2008, we have fully impaired one CDO investment.  We will utilize the cost-recovery method to realize any future income on this investment.

•	an $804,000 decrease in other revenue primarily from the following:

-
a $582,000 decrease from the interest spread earned on loans and ABS assets accumulating on warehouse facilities with third parties based on the terms of warehousing agreements during fiscal 2007.  No such spread was received during fiscal 2008; and

-	a $300,000 decrease from the gain on the sale of a security during fiscal 2007. No such gain occurred during fiscal 2008.

Costs and Expenses − Fiscal 2008 Compared to Fiscal 2007

Costs and expenses of our financial fund management operations increased $6.5 million (30%) in fiscal 2008 as compared to fiscal 2007.  We attribute the increase to the following:

•	an $8.2 million increase in general and administrative expenses, primarily from the following:

-	a $3.7 million increase in compensation expense due to higher wages and benefits as well as severance payments of $932,000 made to terminated employees;

-	a $3.0 million decrease in reimbursed expenses from our Trapeza, Ischus and Apidos operations; the amount of reimbursed expenses primarily depends upon the terms of the transactions;

-	a $1.5 million increase in professional fees primarily due to an increase in consulting fees related to our European operations and additional legal fees; offset, in part, by

•	a $1.7 million decrease in equity compensation expense related to the award of RCC restricted stock and options to members of management.

Revenues − Fiscal 2007 Compared to Fiscal 2006

Revenues increased $34.6 million (122%) to $63.1 million in fiscal 2007 from $28.5 million in fiscal 2006.  We attribute the increase primarily to the following:

•	a $608,000 increase in limited and general partner interests, reflecting:

-	an $88,000 net increase in fair value adjustments as a result of the following:

-	a $264,000 increase in net unrealized appreciation in the book value of the Trapeza partnership securities and swap agreements to reflect current fair value; offset in part by

-	a $176,000 decrease in net unrealized appreciation in the book value of the other company-sponsored partnerships securities to reflect current fair value; and

-	a $520,000 increase in operations, other than fair value adjustments, reflecting:

-	a $740,000 increase from our limited and general partner share of the operating results of the unconsolidated Trapeza partnerships we have sponsored; and

(Back to Index)

(Back to Index)

-	a $219,000 decrease from our limited and general partner share of the operating results of the unconsolidated other company-sponsored partnerships.

•	an $11.0 million increase in fund and RCC management fees, primarily from the following:

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

-	a $425,000 increase in management fees from our five company-sponsored unconsolidated partnerships, primarily due to a full twelve months of management fees for two of the partnerships.

These increases were partially offset by:

-
a $2.8 million decrease in RCC management fees and equity compensation, reflecting a $1.2 million decrease in management fees primarily as a result of the sale of RCC’s agency RMBS portfolio in January and October 2006 and a $1.6 million decrease in equity compensation; and

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

•
a $1.9 million increase in our earnings from unconsolidated CDOs as a result of our investments in seven new CDO issuers and an increase in earnings from investments in six previously sponsored CDO issuers;

•	a $1.9 million increase in introductory agent, due diligence and placement fees as a result of the following:

-
$1.3 million earned in due diligence and placement fees in connection with the origination of $310.0 million for six REIT trust preferred security transactions.  We do not expect to earn similar fees in the future due to market conditions; and

-	$575,000 earned in placement fees in connection with the origination of $225.0 million for five Trapeza trust preferred security transactions.

•	a $456,000 increase in other revenue, primarily a $300,000 gain on the sale of a security during fiscal 2007. No such gain occurred during fiscal 2006.

Costs and Expenses − Fiscal 2007 Compared to Fiscal 2006

Costs and expenses increased $9.2 million (76%) in fiscal 2007 as compared to fiscal 2006.  We attribute the increase to the following:

•	an $8.9 million increase in general and administrative expenses, primarily from the following:

-	a $6.4 million increase in compensation expense due to higher wages and benefits;

-	a $1.6 million increase in other operating expenses, primarily from insurance costs, rent and other general and administrative expenses related to the addition of personnel;

-	a $297,000 decrease in reimbursed expenses from our Trapeza, Apidos and Ischus operations, which vary depending on the terms of the transaction; and

-	a $567,000 decrease in reimbursed RCC operating expenses.

•	a $211,000 increase in equity compensation expense related to the award of RCC restricted stock and options to members of management.

(Back to Index)

(Back to Index)

Results of Operations:  Other Costs and Expenses

General and Administrative Expenses and Depreciation and Amortization

Fiscal 2008 Compared to Fiscal 2007

General and administrative costs were $16.1 million in fiscal 2008, an increase of $4.2 million (35%) as compared to $11.9 million in fiscal 2007, primarily reflecting a $4.3 million increase in compensation expense including:

•	a $2.7 million increase related to the amortization of restricted stock awards given to our employees, of which $507,000 was due to accelerated vesting for certain terminated employees; and

•	an additional charge of $389,000 related to the final release of shares in the Employee Stock Ownership Plan.

Depreciation and amortization expense was $4.7 million in fiscal 2008, an increase of $1.7 million (59%) as compared to $2.9 million in fiscal 2007.  This increase relates primarily to the addition of $4.2 million of leaseholds and equipment over the past twelve months.  We also acquired a $1.7 million building in conjunction with the November 2007 Dolphin Capital acquisition.

Fiscal 2007 Compared to Fiscal 2006

General and administrative costs were $11.9 million in fiscal 2007, an increase of $2.1 million (22%) as compared to $9.8 million in fiscal 2006, principally due to a $2.0 million increase in wages and benefits, reflecting the following:

•	a $1.3 million increase as a result of increased headcount to service our expanding asset management operations; and

•	a $731,000 increase in the amortization of restricted stock awards.

Depreciation and amortization expense was $2.9 million in fiscal 2007, a decrease of $140,000 (5%) as compared to $3.1 million in fiscal 2006.  A reduction in the average balance of operating leases held led to a decrease in depreciation of $667,000, offset in part by an increase of $527,000 in depreciation on leasehold improvements and equipment purchases.

Provision for Credit Losses

Provision for credit losses was $8.7 million, $229,000 and $73,000 for fiscal 2008, 2007 and 2006, respectively.  The increase in the provision in fiscal 2008 primarily reflects the weakness in the United States economy and our current write-offs and write-downs of assets affected by that weakness.  Specifically, by reporting segment:

•
in our commercial finance business, the increase in the amount of leases and loans we held on our balance sheet along with the growth in our originations for fiscal 2008 as compared to fiscal 2007 as well as the economic downturn has increased the likelihood that credit problems may occur prior to completing the sale of those assets to one of our investment partnerships.  In addition, our Merit business, which has higher interest rate spreads and a greater risk of credit loss, resulted in a provision of $4.1 million.  Accordingly, we recorded a total provision for credit losses in our commercial finance business of $5.6 million during fiscal 2008;

•
in our financial fund management business, our evaluation of the creditworthiness of the portfolio of loans held by Apidos CDO VI included an analysis of observable secondary market prices and general market conditions.  As a result, management concluded that a provision for credit losses of $2.6 million was needed during fiscal 2008; and

•
in our real estate business, while we continue to monetize our legacy loan portfolio to reduce our overall exposure, we determined that both general and local economic conditions could have a negative impact on one loan remaining within the portfolio.  Accordingly, we recorded a provision for credit losses of $500,000 on our portfolio of real estate loans for fiscal 2008.

(Back to Index)

(Back to Index)

Interest Expense and Other Income

Interest Expense

The following table reflects interest expense as reported by segment (in thousands):

	Years Ended September 30,
	2008	2007	2006
Commercial finance	$27,466	$11,796	$4,430
Financial fund management	14,559	19,485	5,318
Real estate	1,222	1,040	245
Corporate	4,019	1,245	126
	$47,266	$33,566	$10,119

Facility utilization (in millions) and interest rates for our commercial finance, financial fund management and corporate borrowings were as follows:

	Years Ended September 30,
	2008	2007	2006
Commercial finance:
Average borrowings	$423.6	$172.1	$60.6
Average interest rates	6.4%	6.9%	7.0%

Financial fund management:
Average borrowings	$255.6	$366.1	$100.3
Average interest rates	5.6%	5.3%	5.2%

Corporate – Secured credit facilities:
Average borrowings	$56.8	$12.2	$1.0
Average interest rates	6.9%	10.1%	9.3%

Fiscal 2008 Compared to Fiscal 2007

Interest expense increased by $13.7 million (41%) for fiscal 2008.  The increase in interest expense primarily reflects the increased borrowings by our commercial finance businesses to fund their expanded operations as well as increased corporate borrowings, offset, in part, by decreased borrowings by our financial fund management business.

Commercial finance operations interest increased by $15.7 million for fiscal 2008 due to an increase in average borrowings, in part, offset by a reduction in average interest rates as a result of our use of interest rate swaps and caps to fix rates.  The growth in borrowings was driven by LEAF’s acquisitions in the later part of fiscal 2007 and early fiscal 2008, continued growth in new and existing vendor programs and the introduction of new commercial finance products.

Corporate interest expense increased by $2.8 million for fiscal 2008.  We increased borrowings on our corporate credit facilities by $21.0 million from September 30, 2007 to September 30, 2008.  Weighted average borrowings were $56.8 million and $12.2 million for fiscal 2008 and 2007, respectively.

Interest expense incurred by our financial fund management business decreased by $4.9 million for fiscal 2008 reflecting our termination in January 2008 of two outstanding warehouse facilities that were previously consolidated under FIN 46-R.  There were no outstanding borrowings on warehouse facilities from January 2008 to September 30, 2008.  The decrease in interest expense from the termination of the warehouse facilities was partially offset by the issuance in December 2007 of $218.0 million of senior notes by Apidos CDO VI, which is consolidated under FIN 46-R.

Fiscal 2007 Compared to Fiscal 2006

Interest expense increased by $23.4 million (232%) for fiscal 2007 as compared to fiscal 2006, primarily reflecting the increased borrowings by our financial fund management and commercial finance businesses to fund their expanded operations.

Interest expense incurred by our financial fund management business increased by $14.2 million for fiscal 2007, reflecting the increase in average borrowings of $265.8 million, primarily warehouse facilities used to purchase loans held for investment.

(Back to Index)

(Back to Index)

Interest expense recorded by our commercial finance operations increased by $7.4 million for fiscal 2007 due primarily to an increase in average borrowings, offset in part, by lower average interest rates.  LEAF increased its average borrowings by $111.5 million to fund its growth in commercial note and loan originations, the PCB acquisition, and its entry into new lines of business, primarily asset-backed lending and credit card advances.

Minority Interests

The following table sets forth certain information relating to the net change of $6.4 million (298%) in minority interest income (expense) for fiscal 2008 as well as the details for fiscal 2007 and 2006 (in thousands):

	Years Ended September 30,
	2008	2007	2006
SFF partnerships (1)	$6,578	$(1,473)	$(1,624)
Commercial finance minority ownership (2)	(1,485)	(530)	(117)
Commercial finance fund participation (3)	(693)	−	−
Warehouse providers (4)	(96)	(139)	(34)
Real estate minority holder (5)	(61)	−	−
	$4,243	$(2,142)	$(1,775)

(1)	We own a 15% and 36% limited partner interest in SFF I and SFF II, respectively. The SFF partnerships invest in the equity of certain of the CDO issuers we have structured.
(2)
Senior executives of LEAF hold a 14.9% interest in LEAF, reflecting LEAF common stock issued to them upon the conversion of a note in fiscal 2006 and the issuance to them of LEAF restricted stock in fiscal 2007 and 2006.  The increase in minority interest expense for fiscal 2008 reflects the increase in LEAF’s income.

(3)
In January 2008, LEAF sold a 49% participation interest in one of its subsidiaries that held a portfolio of leases acquired from NetBank to Fund III.  In April 2008, the remaining 51% interest in the subsidiary was sold to Fund III.

(4)
Certain warehouse providers were entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which held Apidos and Resource Europe bank loan assets during their accumulation stage.  As of January 2008, all warehouse facilities were terminated.

(5)	In March 2008, we sold a 19.99% interest in an indirect subsidiary that holds a hotel property in Savannah, Georgia to a related party.

Loss on Sales of Loans and Leases

The loss on loans held for investment increased by $14.6 million to $19.6 million for fiscal 2008 from $5.0 million for fiscal 2007.  In January 2008, we terminated two secured warehouse credit facilities consolidated under FIN 46-R, for which we had provided limited guarantees.  Fiscal 2007 reflects the realized losses from the sale of loans held for investment, principally in Europe.

Impairment Charges on Investment Securities Available-for-Sale

Other-than-temporary impairment charges increased by $1.9 million to $14.5 million for fiscal 2008 from $12.6 million for fiscal 2007.  This increase is in connection with the substantial volatility and reduction in liquidity in global credit markets, and for us primarily related to certain of our investments in CDOs, principally those with investments in financial institutions and real estate ABS, including RMBS and CMBS.

Other (Expense) Income

In fiscal 2007, we wrote-off $4.8 million of reimbursable costs related to a European real estate fund that we sponsored and did not close due to market conditions; there were no similar transactions in fiscal 2008.  This write-off was offset, in part, by the gain of $3.5 million we recorded from the sale of 240,000 shares of common stock of The Bancorp, Inc., or TBBK; no shares were sold during fiscal 2008.  In fiscal 2006, we recorded a gain of $668,000 from the sale of 50,000 TBBK shares.  Additionally, in fiscal 2007 we recorded $1.2 million gain from the favorable settlement of a lawsuit.

Income Taxes

Fiscal 2008 Compared to Fiscal 2007

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 39% for fiscal 2008 compared to 32% for fiscal 2007.  The increase in the rate primarily relates to the greater impact of permanent items relative to pre-tax loss for fiscal 2008 and the reversal of a $1.2 million valuation allowance in fiscal 2007.  Additionally, we recorded $1.2 million of tax expense related to adjustments to our deferred tax assets and related valuation allowances in fiscal 2008 as compared to $1.1 million of adjustments in fiscal 2007.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to state net operating losses, valuation allowances and reversal of a $1.5 million tax reserve would have been 38% for fiscal 2008.

(Back to Index)

(Back to Index)

We expect our effective tax rate to be between 38% and 42% for fiscal 2009.  Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and by the taxing authorities in other states in which we have significant business operations, such as Pennsylvania and New York.  In August 2008, we settled our 2005 IRS examination relating to disallowed bad debt deductions taken in the 2005 tax year and partially paid the tax assessment.  As a result of the 2004 and 2005 IRS examinations, we incurred $3.0 million of interest expense, of which we charged to discontinued operations $1.1 million during fiscal 2008 and $1.9 million during fiscal 2007.  Additionally, in August 2008, we settled our 2006 IRS examination which resulted in no tax liability change.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2005 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2002.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109,” or FIN 48, effective October 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material impact on our consolidated balance sheets or statements of operations.

Fiscal 2007 Compared to Fiscal 2006

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 32% for 2007 compared to an 11% effective rate for fiscal 2006.  The increase in the effective income tax rate primarily relates to the greater impact of permanent items due to the lower pre-tax earnings for fiscal 2007.  Additionally, we recorded $1.1 million of tax benefits related to adjustments to our deferred tax assets and related valuation allowances in fiscal 2007 as compared to $3.9 million of adjustments in fiscal 2006.  Our effective income tax rate, as adjusted to exclude the valuation adjustments, the fourth quarter $12.6 million loan impairment charge and the $3.8 million write-off of the domestic portion of the European fund costs, would have been 41% for fiscal 2007.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards, or SFAS, 144, "Accounting for the Impairment or Disposal of Long Lived Assets," our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued.

Losses from discontinued operations for fiscal 2008 and 2007 primarily reflect $1.1 million and $1.9 million, respectively, of interest assessments related to the 2004 and 2005 IRS tax examinations.  In addition, we closed the Prompt Pay operating subsidiary within the commercial fiance reporting segment in fiscal 2008 and have reflected the results of Prompt Pay as discontinued operations in our consolidated statements of operations.

The discontinued operations within our real estate reporting segment were as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006
Operating (loss) income (period prior to disposition)	$(1,104)	$(2,095)	$2,674
Write-downs to expected sales value	−	(374)	(431)
Gain (loss) on disposal	−	45	(452)
Income tax benefit (provision)	386	848	(591)
Discontinued (loss) income, net of tax	$(718)	$(1,576)	$1,200

For fiscal 2007 and 2006, discontinued operations included the operations of one real estate property we owned which we sold in fiscal 2007.

The discontinued operations of Prompt Pay were as follows (in thousands):

	Years Ending September 30,
	2008	2007	2006
Loss from discontinued operations before taxes	$(856)	$(180)	$	−
Benefit for income taxes	300	68		−
Loss from discontinued operations, net of tax	$(556)	$(112)	$	−

(Back to Index)

(Back to Index)

Cumulative Effect of Change in Accounting Principle

Historically, we presented our equity in the earnings and losses of the Trapeza entities on a one-quarter lag as permitted under accounting principles generally accepted in the United States of America, or GAAP.  Improvements in the timeliness and availability of financial data from the Trapeza entities allowed us to report our share in the earnings of these entities on a current basis as of October 1, 2005.  As a result of this change, our equity in the earnings of the Trapeza entities of $1.1 million, net of tax of $810,000, for the three months ended September 30, 2005 has been reflected in the consolidated statements of operations as a cumulative change in accounting principle as of October 1, 2005.

Liquidity and Capital Resources

During the past three years, our major sources of liquidity have been capital provided by the resolution of our real estate legacy portfolio, borrowings under our existing credit facilities, capital raised through our specialized asset management funds and sales of shares we held in TBBK.  We have employed these funds principally to expand our specialized asset management operations and to repurchase shares of our common stock.  In fiscal 2008, we terminated the two remaining warehouse facilities we were using to fund the accumulation of assets for CDOs we sponsored (see “ − Overview,” above) and increased the use of our corporate and LEAF credit facilities.  For fiscal 2009, we expect to fund our asset management businesses through a combination of cash on hand, cash generated by operations, borrowings on our existing credit facilities, capital raised through our investment funds, and continued monetization of our legacy portfolio.

The following table sets forth our sources and uses of cash (in thousands):

	Years Ended September 30,
	2008	2007	2006
Provided by (used in) operating activities of continuing operations	$75,296	$103,037	$(37,454)
Used in investing activities of continuing operations	(252,755)	(201,343)	(36,523)
Provided by financing activities of continuing operations	178,975	76,586	46,128
(Used in) provided by discontinued operations	(1,230)	(1,278)	38,943
Net cash retained by entities previously consolidated	−	−	(3,825)
	$286	$(22,998)	$7,269

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses, principally wages and benefits for our employees.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “- Overview”, have recently been subject to substantial volatility and reduction in liquidity.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income.

At September 30, 2008, our liquidity consisted of three primary sources:

•
cash of $14.9 million and restricted cash of $23.7 million comprised of $14.8 million related to various escrow balances, principally $13.7 million held in escrow for Apidos CDO VI which we consolidate under FIN 46-R, and $8.9 million in collection accounts related to our commercial finance business;

•	cash generated from operations, including asset and property management fees as well as payments received on leases and loans, including sales of equipment; and

•
financing available includes the following:  $400.0 million under two commercial finance credit facilities, net of $269.3 million utilized, for a net availability of $130.7 million, which is limited to funding our commercial finance operations and $69.0 million under two corporate facilities,  net of $50.6 million utilized, for a net available of $18.4 million, subject to collateral limitations.  As of September 30, 2008, availability was limited to $11.2 million.  Furthermore, on August 7, 2008 and September 30, 2008, our corporate revolving credit facility with TD Bank was amended to reduce the minimum net worth covenant.  In consideration for the amendment, we and TD Bank agreed to reduce the outstanding commitment of $55.0 million on September 30, 2008, to $45.0 million on December 31, 2008 and to $30.0 million on March 31, 2009.  Additionally, during fiscal 2008, the resolution of our legacy portfolio provided $21.3 million of cash.  Our legacy portfolio at September 30, 2008, consists of eight loans and five property interests with an aggregate face value (net of third party liens) of $77.2 million.  Because of current economic conditions, the amount of cash we may be able to derive from resolution of our legacy portfolio in the future may be limited; in any event, the amount of cash we derive from it has been subject to significant variations.  Accordingly, we cannot assure you that our legacy portfolio will be a source of significant on-going cash generation in the future.

(Back to Index)

(Back to Index)

Cash Retained by Entities Previously Consolidated.  As of September 30, 2006, we ceased to consolidate two affiliated partnerships that invest in regional banks due to a change in the rights of the limited partners to remove us as the general partner.  Accordingly, the statement of cash flows for fiscal 2006 reflects the $3.8 million decrease in cash from these entities that had been previously consolidated.

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

Dividends

In the fiscal years ended September 30, 2008, 2007 and 2006, we paid cash dividends of $4.9 million, $4.8 million and $4.3 million, respectively.  We have paid quarterly cash dividends since August 1995.

The determination of the amount of future cash dividends, if any, is at the sole discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at September 30, 2008 (in thousands):
		Payments Due By Period
	Total	Less than 1 Year		1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Other debt (1)	$238,116	$1,031		$231,546	$463	$5,076
Capital lease obligations (1)	703	245		421	37	−
Secured credit facilities (1)	319,919	180,455	(2)	61,975	56,383	21,106
Operating lease obligations	15,840	2,987		4,321	3,829	4,703
Other long-term liabilities	23,542	11,178		1,573	1,458	9,333
Total contractual obligations	$598,120	$195,896		$299,836	$62,170	$40,218

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2008; less than 1 year: $23.3 million; 1-3 years:  $26.1 million; 4-5 years:  $5.9 million; and after 5 years: $3.3 million.

(2)	Includes $166.6 million of principal payments on our commercial finance secured revolving credit facilities.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$4,141	$4,141	$	−	$-	$-
Standby letters of credit	246	246		−	-	-
Other commercial commitments	575,977	2,756		110,623	64,800	397,798
Total commercial commitments	$580,364	$7,143		$110,623	$64,800	$397,798

Senior lien financing with respect to acquired properties, TIC investment programs and real estate loans is typically obtained on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed, or carveouts.  These carveouts relate to a total of $574.8 million in financing and expire as the related indebtedness is paid down over the next ten years.  As of September 30, 2008, except for the clawback liability recorded for the Trapeza entities, we do not believe it is probable that any payments will be required under any of our indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Financial Fund Management Clawbacks

Two of the Trapeza entities have incentive distributions (carried interest) that are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  As of September 30, 2008, our total potential clawback obligation of $7.5 million has been recorded and is reflected as a liability in the consolidated financial statements.
(Back to Index)

(Back to Index)

Real Estate Capital Improvements and Other Guarantees

We entered into a master lease agreement with one of the TIC programs we sponsored and manage.  This  agreement requires us to fund up to $1.0 million for capital improvements for the TIC property over the next 19 years.  To date, we have funded approximately $870,000 of required capital improvements.

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

We guarantee one of our real estate partners against any losses, costs or damages that it may incur due to any fraud, bankruptcy, material misrepresentation or limited other intentional bad acts by us.  The guarantee terminates upon the earlier occurrence of (i) either we or our partner ceases to be member of such partnership or (ii) termination of the operating agreement of the partnership.  Our maximum liability on the guarantee is $1.1 million.

Commitments

As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  We make these investments on a periodic basis as the investment funds obtain investment capital.

We are a party to employment agreements with certain of our employees that provide for compensation and other benefits.  The agreements also provide for severance payments under certain circumstances.

At September 30, 2008, we had unfunded commitments of $1.3 million relating to three separate loans in the Apidos CDO VI portfolio.  These unfunded commitments are specifically reserved for in restricted cash.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, deferred tax assets and liabilities, identifiable intangible assets, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Employee Stock Options

We follow Statement of Financial Accounting Standards, or SFAS, 123-R, “Share-Based Payment,” or SFAS 123-R, as revised.  Accordingly, we expense employee stock option grants over their respective vesting periods, based on the estimated fair value of each award as determined on the date of grant.

(Back to Index)

(Back to Index)

Loans Purchased at a Discount

We hold two real estate loans that we acquired at a discount due to credit quality, and account for these loans in accordance with the provisions of American Institue of Certified Public Accountants Statement of Position, or SOP, 03-3.  We accrete the difference between our cost basis and the sum of projected cash flows from our loans into interest income over the estimated life of the loan using the effective interest method.  We review projected cash flows, which include amounts realizable from the underlying properties, on a regular basis.  Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.  We also use the cost recovery method for loans when appropriate under the circumstances.

Direct Financing Leases

We account for some of our lease transactions as direct financing leases (as distinguished from operating leases).  Such leases transfer substantially all benefits and risks of equipment ownership to the customer.  Our investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income.  Unearned finance income, which we recognize as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value we expect to realize at the end of the lease term over the cost of the related equipment.  We capitalize initial direct costs incurred in the consummation of the lease as part of the investment in lease receivables and amortize them over the lease term as a reduction of the yield.

Operating Leases

We deem leases not meeting any of the criteria to be classified as direct financing leases to be operating leases.  Under the accounting for operating leases, we record the cost of the leased equipment, including acquisition fees associated with lease placements, as an asset and depreciate it on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  We recognize rental income on a straight line basis.

Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years.  Our policy is to review, on at least a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of our undepreciated cost.  We write-down our rental equipment to its estimated net realizable value when it is probable that our carrying amount exceeds such value and we can reasonably estimate the excess.  We recognize gains only upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2008, 2007 and 2006.

Real Estate Loans

An impaired real estate loan may remain on accrual status during the period in which we pursue repayment of the loan; however, we place the loan on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) 97% of the net realizable value of the loan’s underlying collateral approximates our carrying value of such loan.  While on non-accrual status, we recognize interest income only when an actual payment is received.

Allowance for Credit Losses

Loans Held for Investment.  We generally evaluate loans held for investment for impairment individually, but we may evaluate loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics collectively for impairment.  Loans held for investment are separated into four categories for evaluation of impairment.  Category 1 contains loans that have defaulted or are expected to default imminently.  These loans require a specific impairment and are placed on non-accrual status until the situation materially changes.  Category 2 contains loans where nearer-term liquidity concerns exist as to the collectability of all amounts due according to the contractual terms of the loan agreement, but no certainty as to which, if any, loans will default.  We apply a general reserve for these loans with an assumed recovery rate of 70%.  Category 3 contains loans that show some liquidity concerns but the probability for estimated potential defaults is not quantifiable; therefore, no reserve is established.  Category 4 contains loans that show remote signs of liquidity concerns and, therefore, no reserve is established.  When a loan is impaired, we increase the allowance for credit losses by the amount of the excess of the amortized cost basis of the loan over its fair value.  We may determine fair value based on (a) market price, if available; (b) the fair value of the collateral less estimated disposition costs; or (c) the present value of estimated cash flows.  We recognize increases in the allowance for credit losses in our statements of operations as a provision for credit losses.  When we consider a loan, or a portion thereof, uncollectible and that pursuit of the collection is not warranted, then we will record a charge-off or write-down of the loan against the allowance for loan losses.

(Back to Index)

(Back to Index)

Commercial Finance Assets.  We evaluate the adequacy of our allowance for credit losses in commercial finance (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, adjusted for expected recoveries.  In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate write-off.  Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Real Estate Loans and Real Estate.  We consider general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of real estate loans and real estate included in investments in real estate in the consolidated balance sheets.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, we continuously monitor collections and payments from our borrowers and maintain an allowance for credit losses based upon our historical experience and our knowledge of specific borrower collection issues.  We reduce our investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

Investment Securities Available-for-Sale

We account for our investments in affiliates, financial fund management entities and other marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities in affiliates include our holdings in TBBK and RCC.  Investments in financial fund management entities include our direct investments in CDOs we sponsor as well as our indirect holdings in CDOs through our consolidation of the structured finance funds, or the SFF entities.  We classify these investment securities as available-for-sale and, as such, carry them at fair value.  Our investments in RCC and TBBK are valued at the closing price of the respective stock on the balance sheet date.  The fair value of the CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimation due to the lack of market activity and unobservable pricing inputs.  We report cumulative net unrealized gains and losses on these investment securities, net of tax, through accumulated other comprehensive income (loss).  We determine realized gains and losses on the sale of investment securities on the basis of specific identification and include them in net income.

Periodically, we review the carrying value of our available-for-sale securities.  If we deem an unrealized loss to be other than temporarily impaired, we will record an impairment charge.  Our process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) our intent and ability to hold the investment until the value recovers.  When the analysis of the above factors results in a conclusion that a decline in fair value is other than temporary, we write-down the cost of the investment to fair value.  Realized gains and losses on the sale of investments are determined on the basis of specific identification.

We account for our interests in CDOs in accordance with Emerging Issues Task Force, or EITF, 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  In accordance with EITF 99-20, an other-than-temporary impairment has occurred when we determine that adverse changes in estimated cash flows have occurred as a result of declining net spread, prepayments or credit loss experience.  Accordingly, we write-down the security to fair value, and transfer the unrealized loss from accumulated other comprehensive loss and recorded as a reduction of current earnings.  We recover the cost basis adjustment for an other-than-temporary impairment only upon the sale or maturity of the security.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  We test for impairment of goodwill as of May 31st each year.  Additionally, on an interim basis, we assess the impairment of goodwill whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.  If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge may be required to reduce the carrying amount for that asset to its estimated fair value.

(Back to Index)

(Back to Index)

Recently Issued Financial Accounting Standards

       In December 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP increases disclosures for public companies about securitizations, asset-backed financings and variable interest entities.  The FSP is effective for reporting periods that end after December 15, 2008, or for us, our first fiscal quarter ended December 31, 2008.

In October 2008, the FASB issued FSP, 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active.”  FSP 157-3 clarifies the application of Statement of Financial Accounting Standards, or SFAS, 157 “Fair Value Measurements,” in an inactive market.  The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on our consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 are effective for reporting periods ending after November 15, 2008 (our fiscal year beginning October 1, 2009).  We are currently evaluating the potential impact of FSP FAS 133-1 and FIN 45-4.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for us in fiscal 2010. All prior-period earnings per share data presented must be adjusted retrospectively.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP.  This statement will be effective 60 days following the approval by the Securities and Exchange Commission, or SEC, of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  We do not expect the adoption of SFAS 162 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or for us in fiscal 2010.  We are currently evaluating the potential impact of adopting FSP FAS 142-3.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable in the second quarter of our fiscal 2009.  We are assessing the potential impact that the adoption of SFAS 161 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  SFAS 141(R) but retains the fundamental requirements that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141(R) also establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009.  While we have not yet evaluated the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

(Back to Index)

(Back to Index)

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (our fiscal year beginning October 1, 2008).  We are currently evaluating the expected effect, if any, that SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities.  SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard will also require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning October 1, 2008).  In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are currently determining the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108.  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.

Prior to our application of the guidance in SAB 108, we used the roll-over method for quantifying identified financial statement misstatements and concluded that they were immaterial individually and in the aggregate.  With SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.  We elected to record the effects of applying SAB 108 using the cumulative effect transition method and recorded an adjustment of $676,000 to retained earnings on October 1, 2006.  The increase consisted of a decrease of $864,000 to salary expense to correct our accounting practice for recording incentive compensation for employees, an increase of $129,000 to salary expense to correct the method used to record pension liability adjustments for the Supplemental Employee Retirement Plan, or SERP, and an increase of $59,000 to interest expense to adjust the amount of interest owed on a mortgage loan.
(Back to Index)

(Back to Index)

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

The following analyzes the potential impact on our earnings, cash flows and financial position from a hypothetical change in market risk factors as of September 30, 2008.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

We hold commercial finance assets for sale which are comprised of loans and leases at fixed rates of interest.  These assets are generally sold to our leasing investment partnerships at fair value, generally within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  To finance these assets, we have a $150.0 million variable rate revolving warehouse credit facility with a group of banks led by National City Bank, which had an outstanding balance of $129.0 million at September 30, 2008.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  We have entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  A hypothetical 10% change in LIBOR for the portion that is not covered by the interest rate swaps would change our annual interest expense by $626,000.

          We hold additional commercial finance assets for investment, comprised of loans, leases and future credit card receivables at fixed rates of interest.  To finance these assets, we have a $250.0 million variable rate secured revolving credit facility with Morgan Stanley, which had an outstanding balance of $140.4 million at September 30, 2008.  Interest on the facility is equal to one-month LIBOR plus 1.15%.   This facility is not subject to fluctuation in interest rates because we have entered into interest rate swap and cap agreements which create a fixed interest rate on the entire balance.

           The $763,000 fair value of the interest rate cap agreements is reflected in other assets in the consolidated balance sheet at September 30, 2008.   A hypothetical 10% increase in interest rates would cause this asset to increase in value by $557,000 and a 1% decrease in the interest rate would cause a $380,000 decrease in its value.  The fair value of our interest rate swaps agreements was $4.2 million at September 30, 2008 and is reflected in accrued expenses and other liabilities on our consolidated balance sheet.  A hypothetical 10% increase in interest rates would increase the value of these agreements, and correspondingly reduce the liability balance, by $2.7 million.  A 1% decrease in the interest rate would decrease the value of the swap agreements, and correspondingly increase the liability balance, by $2.9 million.
(Back to Index)

(Back to Index)

Real Estate

Portfolio Loans and Related Senior Liens.  As of September 30, 2008, we believe that none of the three loans held in our portfolio that have senior liens are sensitive to changes in interest rates since:

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

Other Loans.  A mortgage that we consolidate at September 30, 2008 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Financial Fund Management

Our investment in Apidos CDO VI is subject to variable interest rates that are indexed to LIBOR.  Because the loans and notes held by Apidos CDO VI are short-term in nature, we are not subject to material exposure to movements in fair value as a result of a change in interest rates.

Other

At September 30, 2008, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $56.8 million for fiscal 2008 at an effective interest rate of 6.7%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $331,000.

(Back to Index)

(Back to Index)

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2008.  Our audits of the basic financial statements included financial schedules listed in the index appearing under Item 15(1).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2008 and 2007 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements, when Quantifying Misstatements in the Current Year Financial Statements, effective October 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource America, Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008, expressed an unqualified opinion on internal control over financial reporting.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 15, 2008

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2008	2007
ASSETS
Cash	$14,910	$14,624
Restricted cash	23,689	19,340
Receivables	2,014	21,255
Receivables from managed entities and related parties	35,674	20,177
Loans sold, not settled, at fair value	662	148,586
Loans held for investment, net	219,664	285,928
Investments in commercial finance - held for investment, net	184,651	152,728
Investments in commercial finance - held for sale, at fair value	112,730	90,112
Investments in real estate, net	37,972	49,041
Investment securities available-for-sale, at fair value	22,746	51,777
Investments in unconsolidated entities	18,523	39,342
Property and equipment, net	16,886	12,286
Deferred tax assets	44,467	29,877
Goodwill	7,969	7,941
Intangible assets, net	4,329	4,774
Other assets	15,764	18,664
Total assets	$762,650	$966,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$60,602	$55,875
Payables to managed entities and related parties	586	1,163
Borrowings	554,059	706,372
Deferred tax liabilities	1,060	11,124
Minority interests	2,610	6,571
Total liabilities	618,917	781,105

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,421,552 and 26,986,975 shares issued, respectively (including nonvested restricted stock of 513,386 and 199,708, respectively)	269	268
Additional paid-in capital	269,689	264,747
(Accumulated deficit) retained earnings	(3,980)	27,171
Treasury stock, at cost; 9,312,232 and 9,369,960 shares, respectively	(101,440)	(102,014)
ESOP loan receivable	−	(223)
Accumulated other comprehensive loss	(20,805)	(4,602)
Total stockholders’ equity	143,733	185,347
	$762,650	$966,452

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006
REVENUES
Commercial finance	$96,881	$40,692	$23,840
Real estate	31,519	22,987	23,076
Financial fund management	27,536	63,089	28,457
	155,936	126,768	75,373
COSTS AND EXPENSES
Commercial finance	42,741	19,501	14,443
Real estate	22,602	13,190	11,522
Financial fund management	27,737	21,264	12,099
General and administrative	16,080	11,875	9,765
Provision for credit losses	8,718	229	73
Depreciation and amortization	4,660	2,924	3,064
	122,538	68,983	50,966
OPERATING INCOME	33,398	57,785	24,407

OTHER (EXPENSE) INCOME
Interest expense	(47,266)	(33,566)	(10,119)
Minority interest income (expense), net	4,243	(2,142)	(1,775)
Loss on sales of loans and leases	(19,583)	(5,025)	−
Impairment charges on investment securities available-for-sale	(14,467)	(12,580)	−
Other income, net	3,036	3,210	5,154
	(74,037)	(50,103)	(6,740)
(Loss) income from continuing operations before income taxes and cumulative effect of a change in accounting principle	(40,639)	7,682	17,667
(Benefit) provision for income taxes	(15,695)	2,428	1,999
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	(24,944)	5,254	15,668
(Loss) income from discontinued operations, net of tax	(1,299)	(1,558)	1,231
Cumulative effect of a change in accounting principle, net of tax	−	−	1,074
NET (LOSS) INCOME	$(26,243)	$3,696	$17,973

Basic (loss) earnings per common share:
Continuing operations	$(1.42)	$0.30	$0.89
Discontinued operations	(0.08)	(0.09)	0.07
Cumulative effect of accounting change	−	−	0.06
Net (loss) income	$(1.50)	$0.21	$1.02
Weighted average shares outstanding	17,518	17,467	17,627

Diluted (loss) earnings per common share:
Continuing operations	$(1.42)	$0.27	$0.82
Discontinued operations	(0.08)	(0.08)	0.07
Cumulative effect of accounting change	−	−	0.05
Net (loss) income	$(1.50)	$0.19	$0.94
Weighted average shares outstanding	17,518	19,085	19,121

Dividends declared per common share	$0.28	$0.27	$0.24

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(in thousands)

			(Accumulated			Accumulated
		Additional	Deficit)		ESOP	Other	Total
	Common	Paid-In	Retained	Treasury	Loan	Comprehensive	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Stock	Receivable	Income (Loss)	Equity	Income (Loss)
Balance, September 30, 2005	$264	$258,019	$13,847	$(82,556)	$(488)	$2,052	$191,138
Net income	−	−	17,973	−	−	−	17,973	$17,973
Treasury shares issued	−	297	−	238	−	−	535
Stock-based compensation	−	1,137	−	−	−	−	1,137
Issuance of restricted common stock	−	305	−	−	−	−	305
Issuance of common shares	−	133	−	−	−	−	133
Tax benefit from exercise of stock options	−	231	−	−	−	−	231
Purchase of treasury shares	−	−	−	(14,642)	−	−	(14,642)
Minority interest created upon the conversion of notes	−	(240)	−	−	−	−	(240)
Other comprehensive income	−	−	−	−	−	2,825	2,825	2,825
Cash dividends	−	−	(4,251)	−	−	−	(4,251)
Repayment of ESOP loan	−	−	−	−	23	−	23
Balance, September 30, 2006	264	259,882	27,569	(96,960)	(465)	4,877	195,167	$20,798
Cumulative effect adjustment under SAB 108	−	−	676	−	−	−	676
Balance, October 1, 2006	264	259,882	28,245	(96,960)	(465)	4,877	195,843
Net income	−	−	3,696	−	−	−	3,696	$3,696
Treasury shares issued	−	443	−	314	−	−	757
Stock-based compensation	−	934	−	−	−	−	934
Restricted stock awards	−	1,004	−	−	−	−	1,004
Issuance of common shares	4	1,222	−	−	−	−	1,226
Tax benefit from exercise of stock options	−	2,090	−	−	−	−	2,090
Purchase of treasury shares	−	−	−	(5,368)	−	−	(5,368)
Cash dividends	−	−	(4,770)	−	−	−	(4,770)
Other comprehensive loss	−	−	−	−	−	(9,479)	(9,479)	(9,479)
Settlement of equity conversion feature underlying a subsidiary’s debt	−	(611)	−	−	−	−	(611)
Repayment of ESOP loan	−	(217)	−	−	242	−	25
Balance, September 30, 2007	268	264,747	27,171	(102,014)	(223)	(4,602)	185,347	$(5,783)
Net loss	−	−	(26,243)	−	−	−	(26,243)	$(26,243)
Treasury shares issued	−	306	−	811	−	−	1,117
Stock-based compensation	−	1,007	−	−	−	−	1,007
Restricted stock awards	−	3,448	−	−	−	−	3,448
Issuance of common shares	1	181	−	−	−	−	182
Purchase of treasury shares	−	−	−	(237)	−	−	(237)
Cash dividends	−	−	(4,908)	−	−	−	(4,908)
Other comprehensive loss	−	−	−	−	−	(16,203)	(16,203)	(16,203)
Repayment of ESOP loan	−	−	−	−	223	−	223
Balance, September 30, 2008	$269	$269,689	$(3,980)	$(101,440)	$ −	$(20,805)	$143,733	$(42,446)

The accompanying notes are an integral part of this statements

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,243)	$3,696	$17,973
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle, net of tax	−	−	(1,074)
Impairment charges on securities available-for-sale	14,467	12,580	−
Depreciation and amortization	6,024	3,699	3,180
Provision for credit losses	8,718	229	73
Minority interest (income) expense	(4,243)	2,142	1,775
Equity in losses (earnings) of unconsolidated entities	15,656	(13,960)	(5,896)
Distributions from unconsolidated entities	15,647	16,212	12,570
Loss on sales of loans and leases	19,583	5,160	−
Gain on sales of investments in commercial finance assets	(1,956)	(568)	−
Gain on sales of investment securities available-for-sale	−	(3,533)	(668)
Gain on sales of assets	(9,488)	(3,974)	(7,715)
Deferred income tax benefit	(16,031)	(14,891)	(4,357)
Non-cash compensation on long-term incentive plans	5,572	2,695	1,739
Non-cash compensation issued	136	1,861	2,396
Non-cash compensation received	159	(1,404)	(1,844)
Decrease (increase) in commercial finance investments held for sale	65,297	84,950	(68,376)
Changes in operating assets and liabilities	(18,002)	8,143	12,770
Net cash provided by (used in) operating activities of continuing operations	75,296	103,037	(37,454)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,401)	(5,441)	(4,141)
Payments received on real estate loans and real estate	23,182	17,501	42,058
Investments in real estate	(9,802)	(20,917)	(33,004)
Purchase of commercial finance assets held for investment	(111,700)	(180,205)	−
Proceeds from sale of commercial finance assets held-for-investment	74,332	27,342	−
Purchase of investments	(251,585)	(23,225)	(34,820)
Proceeds from sale of investments	40,360	7,172	7,205
Principal payments received on loans	13,931	−	−
Net cash paid for acquisitions	(8,022)	(20,708)	−
Increase in other assets	(17,050)	(2,862)	(13,821)
Net cash used in investing activities of continuing operations	(252,755)	(201,343)	(36,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	930,731	745,598	570,448
Principal payments on borrowings	(715,914)	(649,055)	(501,088)
Distributions paid to minority interest holders	−	(2,368)	(1,600)
Dividends paid	(4,908)	(4,770)	(4,251)
Increase in restricted cash	(31,194)	(10,156)	(3,103)
Proceeds from issuance of stock	182	1,226	133
Purchase of treasury stock	(237)	(5,368)	(14,642)
Tax benefit from exercise of stock options	−	2,090	231
Other	315	(611)	−
Net cash provided by financing activities of continuing operations	178,975	76,586	46,128
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(408)	(133)	1,771
Investing activities	(86)	−	37,172
Financing activities	(736)	(1,145)	−
Net cash (used in) provided by discontinued operations	(1,230)	(1,278)	38,943
Net cash retained by entities previously consolidated	−	−	(3,825)
Increase (decrease) in cash	286	(22,998)	7,269
Cash at beginning of year	14,624	37,622	30,353
Cash at end of year	$14,910	$14,624	$37,622

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 - NATURE OF OPERATIONS

Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management operating segments.  As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of the sponsored fund.  The Company limits its investment vehicles to investment areas where it owns existing operating companies or has specific expertise.  The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RCC”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”).
All references to fiscal, unless otherwise noted, refer to the Company’s fiscal year, which ends on September 30.  For example, a reference to “fiscal 2008” means the 12-month period that ended on September 30, 2008.  All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.

Within the commercial finance reporting segment, the Company conducts its operations as follows:

•
LEAF Financial Corporation (“LEAF”) sponsors and manages five investment entities that offer regular cash payments to their investors.  Four of these entities are publicly-held partnerships and one is a limited liability company that the Company consolidates.  LEAF as general and limited partner or managing member, originates and acts as the servicer of leases and loans sold to its various sponsored investment entities;

-	LEAF Equity Appreciation Fund I, L.P., which commenced operations in March 2003, raised $17.1 million;

-	LEAF Equity Appreciation Fund II, L.P., which commenced operations in April 2005, raised $60.0 million;

-	LEAF Equipment Leasing Income Fund III, L.P. (“Fund III”), which commenced operations in March 2007, raised $120.0 million;

-
LEAF Equipment Finance Fund 4, L.P. (“Fund 4”), which commenced operations in September 2008.  Fund 4 is in its offering stage and is authorized to raise gross offering proceeds of up to $200.0 million; and

-
LEAF Commercial Finance Fund LLC (“LCFF”), a wholly-owned subsidiary, commenced operations in May 2008.  LCFF is a new investment fund offering investors units of participation in the form of 8.25% promissory notes of LCFF in the maximum amount of $25.0 million.

                Merit Capital Advance (“Merit”), a subsidiary that commenced operations in March 2007, provides capital to small businesses by advancing funds against their future credit card receipts.  The average advance is approximately $25,000 and Merit secures its repayments by having its customer’s credit card receipt from its credit card processor deposited directly into Merit’s collection account.

Within the real estate reporting segment, the Company conducts its operations as follows:

•
Resource Real Estate Funding, Inc. (“RREF”) which, on behalf of RCC, manages the commercial real estate debt portfolio comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities.  In addition, RREF manages a separate portfolio of distressed real estate loans, principally acquired at a substantial discount;

•
Resource Real Estate Management, Inc., (“Resource Residential”) which provides property management services to the entire multi-family apartment portfolio, including fund assets, distressed assets and joint venture assets;

•	Resource Capital Partners, Inc. (“RCP”) which acts as the general partner in all of the Company’s investment limited partnerships and provides asset management services to the entire portfolio; and

•	Resource Real Estate which manages the loans, owned assets and ventures, known collectively as the legacy portfolio.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2008

NOTE 1 - NATURE OF OPERATIONS − (Continued)

        Within the financial fund management reporting segment, the Company conducts its operations through seven separate operating subsidiaries:

•
Trapeza Capital Management, LLC (“Trapeza”), a joint venture between us and an unrelated third party, which originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies;

•	Apidos Capital Management, LLC (“Apidos”), which invests in, finances, structures and manages investments in bank loans;

•
Ischus Capital Management, LLC (“Ischus”), which invests in, finances, structures and manages investments in asset-backed securities (“ABS”), including residential mortgage-backed securities (‘RMBS”) and commercial mortgage-backed securities (“CMBS”);

•	Resource Europe Management Ltd., which invests in, structures and manages investments in international bank loans;

•
Resource Financial Institutions Group, Inc. (“RFIG”), which serves as the general partner for five (one currently in the offering stage) company-sponsored affiliated partnerships which invest in financial institutions;

•
Resource Capital Markets, Inc., which acts as an agent in the primary and secondary markets for trust preferred securities of banks, bank holding companies, insurance companies, other financial companies, real estate companies, REIT and other real estate related companies as well as securities of collateralized debt obligations (“CDOs”); and

•	Resource Capital Manager, Inc. (“RCM”), which provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for two structured finance funds (the “SFF entities”) and LEAF in which the senior executives of LEAF hold a 14.9% interest.

The Company is the general and a limited partner of the SFF entities.  The limited partners do not have the substantive ability to remove the general partner without cause based on a simple majority vote.  In accordance with Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Company, as the general partner, is presumed to control these entities, and therefore consolidates the limited partnerships.  Investment securities available-for-sale contain the interests in unconsolidated CDOs owned by the Company and interests owned by the SFF entities that the Company controls and as a result, are consolidated in its financial statements.  The Company's combined general and limited partner interests in the SFF entities range from 15% to 36% and the interests owned by third parties are reflected as minority interest.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or for non-VIEs which the Company controls. The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.  In December 2007, the Company purchased all of the equity interests of Apidos CDO VI for $21.3 million.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO VI.  The Company was deemed to be the primary beneficiary and, in accordance with FIN 46-R, consolidates the assets, liabilities and operations of Apidos CDO VI.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Principles of Consolidation − (Continued)

In certain CDO transactions sponsored, the Company provided credit support in the form of a first loss guarantee to the warehouse lender, typically an investment banking firm that provided the warehouse facility to a CDO issuer while the CDO issuer accumulated assets.  If the warehouse lender disposed of the assets it held at a loss, the Company reimbursed the lender for its losses up to a specified amount.  Generally, the first loss amount ranged from 3% to 6% of the total assets accumulated in the warehouse facility during the accumulation phase.  The Company often was required to deposit an amount into an account held by the warehouse lender as assets were being accumulated.  The Company reflected these amounts as restricted cash on its consolidated balance sheets.  In these cases, the Company generally determined that the CDO issuer was a VIE, the first loss guarantee was a variable interest and that the Company was the primary beneficiary and required to consolidate the CDO issuer’s assets and liabilities, which generally consisted of leveraged and commercial loans and a warehouse debt facility.  As of September 30, 2007, the Company consolidated three CDO issuers under this type of arrangement.  There were no warehouse facilities as of September 30, 2008.

Variable interests in the Company's real estate segment primarily relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of September 30, 2008, the Company continues to have two such interests wherein the Company is deemed to be the primary beneficiary of the VIE and the entities are included in the consolidated financial statements. In May 2008, the Company created a wholly-owned indirect subsidiary as a special purpose entity (“SPE”) for the purpose of acquiring distressed real estate loans with a partner.  The entity was determined to be a VIE.  While the Company owns all of the equity interests of the SPE, it does not consolidate it since the partner was determined to be the primary beneficiary as defined by FIN 46-R.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities

The Company accounts for the investments it has in the commercial finance, real estate and financial fund management investment vehicles it has sponsored and manages in accordance with Accounting Principles Board (“APB”) 18, "The Equity Method of Accounting for Investments in Common Stock,” since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.

       Commercial finance.  The Company has interests in four company-sponsored partnerships (one of which is currently in the offering stage).  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 5%.

Real estate. The Company has sponsored and manages seven real estate limited partnerships, including one in the offering stage, five limited liability companies and seven tenant-in-common ("TIC") property interests that invest in multi-family residential properties.  The Company’s combined general, limited and membership interests in these partnerships and the Company’s range from approximately 5% to 10%.

Financial fund management.  The Company has limited and general partner interests in four company-sponsored partnerships that invest in regional banks.  The Company’s combined general and limited partner interests in these partnerships range from approximately 5% to 10%.  As a owner of limited and general partner interests in the Trapeza entities, the Company has the ability to exercise significant influence over their operating and financial decisions.  The Company's combined general and limited partner interests in these entities range from 5% to 50%.

Historically, the Company presented its equity earnings and losses of the Trapeza entities on a one-quarter delay as permitted under accounting principles generally accepted in the United States of America (“GAAP”).  Improvements in the timeliness and availability of financial data from the Trapeza entities allowed the Company to report its share in those earnings and losses on a current basis as of October 1, 2005.  As a result of this change, the Company’s equity in earnings of the Trapeza entities of $1.1 million, net of tax of $810,000, for the three months ended September 30, 2005 has been reported as a cumulative change in accounting principle as of October 1, 2005.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Use of Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period.  All three of the reporting segment make estimates of their allowance for credit losses.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value interest rate swaps and caps.  The financial fund management segment makes assumptions for the rates used in preparing cash flow models, including default and recovery, prepayment deferrals and reinvestment interest spreads.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 and fiscal 2006 consolidated financial statements to conform to the fiscal 2008 presentation; including:

•	the reclass of investments in commercial finance assets into those held for investment and those held for sale

•	loss on sales of loans and leases and impairment charges on investment securities available-for-sale were separately disclosed on the statements of operations;

•	provision for credit losses was reported separately from general and administrative expenses; and

•	one operating segment was reclassed to discontinued operations;

•	accrued losses on pending loan settlements was reclassified as an offset to loans sold not settled to properly reflect net proceeds.

       Based on the Company’s sale or discontinuance of its interests in certain entities or businesses, the respective operations of these entities or businesses have been classified as discontinued and the related assets and liabilities have been classified as held for sale.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in short-term money market instruments with high-quality financial institutions and brokerage firms.  At September 30, 2008, the Company had $21.3 million (excluding restricted cash) in deposits at various banks, of which $18.6 million was over the $100,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”).  On October 3, 2008, the FDIC increased the limit to $250,000 on a temporary basis through December 31, 2009.  Applying this increased insurance limit as of September 30, 2008, the Company’s potential loss exposure would have been reduced to $16.6 million.  No losses have been experienced on such investments.

Foreign Currency Translation

Foreign currency transaction gains and losses of the Company’s European operations are recognized in the determination of net income.  Foreign currency translation adjustments related to these foreign operations are accumulated in other comprehensive income, a separate component of shareholders’ equity.  The amount included in accumulated other comprehensive income related to foreign currency translation adjustments was $924,000 and $295,000 as of September 30, 2008 and 2007, respectively.

Revenue Recognition – Fee Income

RCC management fees.  The Company earns a base management and incentive management fee for managing RCC.  In addition, the Company is reimbursed for its expenses incurred on behalf of RCC and its operations.  Management fees and reimbursed expenses are recognized monthly when earned.

The quarterly incentive compensation to the Company is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RCC common stock.  The Company may elect to receive more than 25% of its incentive compensation in RCC restricted stock.  However, the Company’s ownership percentage in RCC, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing prices of RCC common stock over the thirty day period ending three days prior to the issuance of such shares.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income − (Continued)

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

In fiscal 2008, 2007 and 2006, the management, incentive, servicing and acquisition fees that the Company received from RCC were 5%, 7% and 11%, respectively, of its consolidated revenues.  These fees have been allocated and, accordingly, reported as revenues by each of the Company’s reporting segments.

Commercial finance fees.  The Company records acquisition fees from its leasing investment partnerships equal to a percentage of the cost of the leased equipment acquired as compensation for expenses incurred related to the lease acquisition.  Acquisition fees range from 1% to 2%.  These fees are earned at the time of the sale of the related leased equipment to its investment partnerships.  The Company also records management fees for managing and servicing the leased assets acquired and earns fees at the time the service is performed.  Further, the Company records fees as a reimbursement of its operating and administrative expenses incurred to manage its investment partnerships.

The Company routinely sells its investments in commercial finance assets held for sale to its affiliated leasing partnerships as well as third parties. Under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases are deemed surrendered when (1) the leases have been transferred to the leasing partnership or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Company does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  In connection with these sales, the Company is the General Partner of the leasing partnerships and the servicer of the leases.  Subsequent to the sale, the Company remains the servicer for the leases and loans sold to its leasing partnerships and, in some cases, for those assets sold to third parties.  In exchange, the Company receives “adequate compensation” as defined under SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.”  The assets and liabilities associated with the respective servicing agreements are not material and are offsetting; accordingly, they are not reflected in the Company’s consolidated financial statements.

Real estate fees.  The Company records acquisition fees of 1.75% of the net purchase price of properties acquired by real estate investment vehicles it sponsors and financing fees equal to 1.75% of the debt obtained or assumed related to the properties acquired.  In conjunction with TIC acquisitions, the Company also may record a bridge equity fee.  The Company recognizes these fees when its sponsored partnerships or TIC programs acquire the properties and obtain the related financing.

The Company records a monthly property management fee equal to 5% of the gross operating revenues from the underlying properties and a monthly debt management fee equal to 0.167% (2% per annum) of the gross offering proceeds deployed in debt investments.  The Company recognizes this fee monthly when earned.

Additionally, the Company records an annual investment management fee from its limited partnerships equal to 1% of the gross offering proceeds of each partnership for its services.  The Company records an annual asset management fee from its TIC programs equal to 1% of the gross revenues from the property in connection with its performance of its asset management responsibilities.  The Company records an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.

The Company records quarterly asset management fees from the joint ventures with an institutional partner equal to 1% of the gross funds invested in distressed real estate loans and assets.  The Company recognizes these fees monthly over each annual period.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income − (Continued)

Financial fund management fees.  The Company earns monthly fees on assets managed in CDOs on behalf of institutional and individual investors.  Collateral management fees are received for managing the assets held by CDOs issuers that the Company sponsors.  These fees, which vary by CDO, range between 0.04% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuer.  Additionally, the Company records fees for managing the assets held by the partnerships it has sponsored and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.

Introductory agent fees.  The Company earns fees for acting as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  The Company recognizes these fees monthly when earned.

Stock-Based Compensation

Employee stock options.  The Company follows Statement of Financial Accounting Standards (“SFAS”) 123-R, “Share-Based Payment” (“SFAS 123-R”), as revised.  Accordingly, employee stock option grants are expensed over their respective vesting periods, based on the estimated fair value of each award as determined on the date of grant.

Restricted common stock.  The Company values the restricted stock it issues based on the closing price of the underlying stock on the date of grant and amortizes this cost to compensation expense over the respective vesting period.

In conjunction with the formation of RCC in 2005, the Company received restricted shares and options to purchase common shares of RCC.  The Company in turn assigned these shares and/or options to its employees.  The Company accounts for these assignments in accordance with EITF 96-18, ‘‘Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,’’ and SFAS 123-R.

Loans

Loans held for investment and Loans sold, not settled. The CDO issuers that the Company manages and consolidates, in accordance with FIN 46-R, purchased participations in corporate loans in the secondary market and through syndications of newly-originated loans.  These loans are held for investment as management has the ability and intent to hold for the foreseeable future or until maturity or payoff.  Accordingly, these loans are initially recorded at their purchase price, and subsequently accounted for based on their outstanding principal plus or minus any unamortized premiums or discounts and reduced as needed by an allowance for credit losses.  The Company may sell a loan held for investment if the credit fundamentals underlying a particular loan have changed in such a manner that its expected return on investment may decrease.  Once the Company decides that it will no longer hold the loan for investment, the loan is recorded at the lower of amortized cost or fair value.  Purchases and sales of loans held for investment are recorded on a trade date basis.  Trades that did not settle as of September 30, 2008 and 2007 were classified as loans sold, not settled in the consolidated balance sheets.  Gains and/or losses on sales of loans held for investment are recorded as of the trade date.

Interest income on these loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into interest income using the effective interest method which recognizes a level interest rate as a percentage of the carrying amount of the loan.

Loans that are currently defaulted or where the default is imminent are placed on non-accrual status until the situation materially changes and all accruals of income previously booked will be reversed. While on non-accrual status interest income will be recognized only when an actual payment is received.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans − (Continued)

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  Loans held for investment are separated into four categories for evaluation of impairment.  Category 1 contains loans that have defaulted or are expected to default imminently.  These loans require a specific impairment charge and are placed on non-accrual status until the situation materially changes.  Category 2 contains loans where nearer-term liquidity concerns exist as to the collectability of all amounts due according to the contractual terms of the loan agreement, but no certainty as to which, if any, loans will default.  The Company applies a general reserve for these loans with an assumed recovery rate of 70%.  Category 3 contains loans that show some liquidity concerns but the probability for estimated potential defaults is not quantifiable; therefore, no reserve is established.  Category 4 contains loans that show remote signs of liquidity concerns and, therefore, no reserve is established.  When a loan is impaired, the credit losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on (a) market price, if available; (b) the fair value of the collateral less estimated disposition costs; or (c) the present value of estimated cash flows.  Increases in the allowance for credit losses are recognized in the statements of operations as a provision for credit losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, then the Company will record a charge-off of the loan against the allowance for credit losses.

Real estate loans – Real estate loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses, if necessary. These loans are included in investments in real estate in the consolidated balance sheets. Interest on these loans is calculated based upon the principal amount outstanding. Accrual of interest is stopped on a loan when management believes, after considering economic factors and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) 97% of the net realizable value of the loan’s underlying collateral approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

The Company maintains allowances for real estate loans at a level deemed sufficient to absorb probable losses.  The Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of real estate loans.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company reviews 100% of all credits and continually monitors collections and payments from its borrowers and maintains an allowance for credit losses based upon its historical experience and its knowledge of specific borrower collection issues.  The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or property or general to all loans and real estate.

The Company holds two real estate loans that it acquired at a discount due to credit quality, and accounts for these loans in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") 03-3.  The Company accretes the difference between its cost basis and the sum of projected cash flows from its loans into interest income over the estimated life of the loan using the interest method.  The Company reviews projected cash flows, which include amounts realizable from the underlying properties, on a regular basis.  Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.  The Company also utilizes the cost recovery method for loans when appropriate under the circumstances.

Investments in Commercial Finance

Investments in commercial finance assets consist of notes receivable, direct financing leases, operating leases and future payment card receivables.  Leases are recorded in accordance with SFAS 13, “Accounting for Leases,” and its various amendments and interpretations.  Those investments that the Company is holding for sale to its leasing investment partnerships are reflected separately as held for sale in the consolidated balance sheets.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

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

Direct financing leases.  Certain of the Company’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases).  Such leases transfer substantially all benefits and risks of equipment ownership to the customer.  The Company’s investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income.  Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.  Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.  The Company discontinues recognizing revenue for leases and loans for which payments are more than 90 days past due.  Fees from delinquent payments are recognized when received.

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

During the lease terms of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2008, 2007 and 2006.

Future payment card receivables.  Merit provides capital advances to small businesses based on future credit card receipts.  Revenues from this operation are recorded under the effective interest method.

The Company evaluates the adequacy of the allowance for credit losses in commercial finance (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of LEAF’s leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  For Merit, the allowance for losses is based upon its previous loss history, economic conditions and trends.  The Company’s policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Investment Securities Available-for-Sale

The Company accounts for its investments in affiliates, financial fund management entities and other marketable securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Investment securities in affiliates include the Company’s holdings in The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and RCC.  Investments in financial fund management entities include the Company’s direct investments in CDOs it sponsors as well as its indirect holdings in CDOs through its consolidation of the SFF entities.  These investment securities are classified as available-for-sale and, as such, are carried at fair value.  The Company’s investments in RCC and TBBK are valued at the closing price of the respective stock on the balance sheet date.  The fair value of the CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimation due to the lack of market activity and unobservable pricing inputs.  Cumulative net unrealized gains and losses on these investment securities, net of tax, are reported through accumulated other comprehensive income (loss).  Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in net income.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities Available-for-Sale − (Continued)

        Periodically, the Company reviews the carrying value of its available-for-sale securities.  If the Company deems an unrealized loss to be other than temporarily impaired, it will record an impairment charge.  The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the Company’s intent and ability to hold the investment until the value recovers.  When the analysis of the above factors results in a conclusion that a decline in fair value is other than temporary, the cost of the investment is written down to fair value.

The Company’s interests in CDOs are accounted for in accordance with EITF 99-20.  In accordance with EITF 99-20, an other-than-temporary impairment is deemed to have occurred when adverse changes in estimated cash flows occur as a result of declining net spread, prepayments or credit loss experience.  Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss and recorded as a reduction of current earnings.  The cost basis adjustment for an other-than-temporary impairment is recoverable only upon the sale or maturity of the security.

                 Dividend income is recognized on securities classified as available-for-sale on the ex-dividend date.

Property and Equipment

        Property and equipment, which includes amounts recorded under capital leases, is stated at cost.  Depreciation and amortization is based on cost, less estimated salvage value, using the straight-line method over the asset’s estimated useful life.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property and equipment are capitalized.  The amortization of assets classified under capital leases is included in depreciation expense.

Accounting for Income Taxes

The Company provides for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.”  Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized.  The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  The Company assesses its ability to realize deferred tax assets primarily based on the earnings history and future earnings potential of the legal entities through which the deferred tax assets will be realized.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which states that goodwill and intangible assets with indefinite useful lives should not be amortized, but instead tested for impairment at least annually at the reporting unit level.  The Company tests for impairment of goodwill as of May 31st each year.  Additionally, on an interim basis, the Company assesses the impairment of goodwill whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount.  If an impairment exists, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded.  Intangible assets with finite lives are amortized primarily on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined that an asset's estimated future cash flows will not be sufficient to recover its carrying amount, an impairment charge may be required to reduce the carrying amount for that asset to its estimated fair value.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps and interest rate caps to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks.  The Company has designed these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value.  The Company records changes in the estimated fair value of the derivative in accumulated other comprehensive income to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Recently Issued Financial Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP increases disclosures for public companies about securitizations, asset-backed financings and variable interest entities.  The FSP is effective for reporting periods that end after December 15, 2008, or for the Company, its first fiscal quarter ended December 31, 2008.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active.”  FSP 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” in an inactive market.  The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008 (the Company’s fiscal year beginning October 1, 2009).  The Company is currently evaluating the potential impact of FSP FAS 133-1 and FIN 45-4.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2010.  All prior-period earnings per share data presented must be adjusted retrospectively.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” referred to as GAAP.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect its adoption of SFAS 162 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 or for the Company in fiscal 2010.  The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recently Issued Financial Accounting Standards − (Continued)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities.  It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Company in the second quarter of fiscal 2009.  The Company is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  This Statement replaces SFAS 141 but retains its fundamental requirement that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009.  While the Company has not yet evaluated the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  The Company has elected to not apply SFAS 159 to any of its existing assets of liabilities as of October 1, 2008.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities.  SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard will also require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 (for the Company, its fiscal year beginning October 1, 2008).  In November 2007, the FASB announced that it would defer the effective date of SFAS 157 for one year for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is currently determining the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements for its first fiscal quarter ended December 31, 2008.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  SAB 108 is effective for fiscal years ending on or after November 15, 2006.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Years Ended September 30,
	2008		2007		2006
Cash paid for:
Interest		$57,845		$18,929		$12,294
Income taxes		$3,880		$3,251		$6,106
Non-cash activities include the following:
Transfer of loans held for investment:
Reduction of loans held for investment		$325,365		$418,801		$541,060
Termination of associated warehouse credit facilities		$(337,276)		$418,284		$538,557
Activity on secured warehouse credit facilities related to bank loans:
Purchase of loans		$51,524		$1,085,863		$546,303
(Repayments of) borrowings to fund purchases of loans		$(100,368)		$788,527		$510,434
Proceeds from sale of loans		$7,366		$280,970		$24,812
Principal payments on loans		$6,322		$60,896		$8,805
Use of funds held in escrow for purchases of loans	$	−		$3,000	$	−
(Loss) gain on sales of loans	$	−		$(5,025)		$28
(Settlement) sale of loans traded, not settled, including use of escrow funds		$(152,706)		$152,706	$	−
Distribution of RCC stock-based awards	$	−	$	−		$5,621
Acquisition of commercial finance assets (see Note 7):
Commercial finance assets acquired		$412,439		$67,816	$	−
Purchase of building and other assets		$7,835		$4,810	$	−
Goodwill acquired		$28		$7,941	$	−
Debt incurred for acquisitions		$(391,176)		$(59,800)	$	−
Liabilities assumed		$(21,176)	$	−	$	−
Receipt of notes upon the resolution of real estate investments		$1,500	$	−		$5,135

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“Basic EPS”) is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as well as the dilutive effect of other award plans, including restricted stock.

The following table presents a reconciliation of the components used in the computation of Basic and Diluted EPS (in thousands):

	Years Ended September 30,
	2008	2007	2006
Basic EPS
Continuing operations	$(24,944)	$5,254	$15,668
Discontinued operations	(1,299)	(1,558)	1,231
Cumulative effect of accounting change	−	−	1,074
Net (loss) income	$(26,243)	$3,696	$17,973

Diluted EPS
Continuing operations	$(24,944)	$5,254	$15,668
Minority interest from the assumed conversion of notes (1)	−	−	(35)
(Loss) income from continuing operations, as adjusted	(24,944)	5,254	15,633
Discontinued operations	(1,299)	(1,558)	1,231
Cumulative effect of accounting change	−	−	1,074
Net (loss) income	$(26,243)	$3,696	$17,938

Shares (2)
Basic shares outstanding	17,518	17,467	17,627
Dilutive effect of equity award plans	−	1,618	1,494
Dilutive shares outstanding	17,518	19,085	19,121

(1)
The Company owed $11,500 in convertible notes to two executive officers of LEAF which were converted on February 2006 at the election of the executives into 11.5% of LEAF’s common stock.  Diluted EPS for fiscal 2006 reflects the assumed conversion of these notes as of the beginning of fiscal 2006 through the conversion date and the related minority interest expense, net of tax, as a reduction of income from continuing operations.

(2)
For fiscal 2008, all options and other common stock equivalents were excluded from the computation of Diluted EPS due to the net loss for the year.  Of the options outstanding at September 30, 2008, a total of 978,507 options had exercise prices in the range from $15.91 to $27.84, which would have been considered antidilutive if there had been net income reported for the year.  At September 30, 2007 and 2006, outstanding options to purchase 527,250 shares (exercise prices ranging from $16.66 to $27.84) and 30,000 shares (exercise price of $21.09), respectively, were excluded from the computation of Diluted EPS as their effect would have been antidilutive.

NOTE 5 − RESTRICTED CASH

At September 30, 2008 and 2007, the Company held $23.7 million and $19.3 million, respectively, of cash in restricted accounts in conjunction with certain financing arrangements, as follows (in thousands):

	September 30,
	2008	2007
Escrow funds − financial fund management	$13,736	$12,282
Collection accounts – commercial finance	8,888	5,884
Escrow funds − real estate and other	1,065	1,174
	$23,689	$19,340

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 6 − LOANS

Loans held for investment, net.  The following is a summary of the secured bank loans held for investment by CDO issuers that the Company consolidated in accordance with FIN 46-R (in thousands):

	September 30,
	2008	2007
Bank loans:
Principal	$223,659	$284,906
Unamortized premium	226	1,160
Unamortized discount	(2,626)	(138)
	221,259	285,928
Allowance for credit losses	(1,595)	−
Loans held for investment, net	$219,664	$285,928

Loans sold, not settled	$662	$148,586

      Loans sold, not settled.  The Company entered into a trade to sell a bank loan ($788,000 par value) prior to September 30, 2008.  The gross proceeds of this trade totaled $662,000 and resulted in a realized loss of $112,000.  The final proceeds from this trade were received in October 2008.

               In connection with the substantial volatility and reduction in liquidity in global credit markets that commenced in July 2007, the Company decided to decrease its exposure to corporate bank loans principally in Europe, and to a lesser extent the United States.  As a result, the Company entered into trades to sell certain bank loans prior to September 30, 2007.  The gross proceeds of these trades totaled $148.6 million.  The final proceeds for these trades were received in January 2008.  All of the proceeds from the 2007 trades were used to repay the related warehouse debt upon settlement of each transaction.  All of the loans were current with respect to the scheduled payments of principal and interest.  In reviewing the portfolio of loans and the observable secondary market prices, the Company did not identify any loans with characteristics indicating that impairment had occurred and accordingly, did not record any impairment charges.

In December 2007, the Company closed Apidos CDO VI, a $240.0 million securitization of corporate loans, and provided the equity of $21.3 million for this investment.  The equity interest is subordinated to reflect payment to all other securities issued by Apidos CDO VI.  At September 30, 2008, the portfolio of secured bank loans consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”) plus 1.15% to 9.50% with maturity dates ranging from December 2010 to June 2022.  There were no fixed rate loans as of September 30, 2008.

In January 2008, the Company terminated the warehouse agreements for two CDO issuers it had sponsored, Apidos CDO VII and Resource Europe II.  The underlying loans were sold and the Company recorded a loss on sales of loans and leases.  The assets and liabilities of those CDO issuers, which were included in the Company’s consolidated balance sheet at September 30, 2007 in accordance with FIN 46-R, are no longer consolidated as a result of the sale.  The restricted cash securing the warehouse agreements was retained by the warehouse lender.  The Company has no additional warehouse loss exposure under these facilities.

At September 30, 2007, the portfolio of secured bank loans consisted of floating rate loans at various LIBOR, including European LIBOR rates, plus 1.38% to 8.50%, with maturity dates ranging from March 2010 to June 2022.  There were no fixed rate loans as of September 30, 2007.

The following table summaries the activity in the allowance for credit losses for loans held for investment (in thousands):

Balance, October 1, 2007	$	−
Provision for credit losses		2,622
Charge-offs		(1,027)
Balance, September 30, 2008		$1,595

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE

Portfolio Acquisitions − Fiscal 2008

Dolphin Capital Corp.  On November 30, 2007, the Company and one of its investment partnerships acquired a lease portfolio and building from Dolphin Capital Corp., an equipment finance subsidiary of Lehman Brothers Bank, FSB.  The total purchase price of $170.5 million included a $169.0 million portfolio of small ticket leases which was acquired directly by an investment partnership sponsored and managed by LEAF.  The investment partnership financed this transaction with bank borrowings under an existing facility.

NetBank Business Finance.  In November 2007, the Company acquired a portfolio of approximately 10,000 equipment leases and loans from the FDIC as receiver for NetBank for $412.5 million.  Financing for this transaction was provided by borrowings under an existing warehouse credit facility and a new facility with Morgan Stanley Bank and Morgan Stanley Asset Funding Inc.  In January 2008, the Company transferred a 49% membership interest in the special purpose entity (“SPE”) that held the portfolio to one of its leasing partnerships, LEAF Equipment Leasing Income Fund III, L.P., (“Fund III”) for its fair value of $6.8 million.  On April 22, 2008, the Company sold the remaining 51% membership interest in the SPE to Fund III for its fair value of $9.4 million.  The SPE, which is wholly-owned by Fund III as a result of these sales, remains the owner of the assets and is the borrower on the Morgan Stanley financing.  Accordingly, a total of $311.0 million of NetBank leases and loans were transferred to Fund III together with $301.0 million of related debt financing.

The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the respective portfolio acquisitions (in thousands):

	NetBank	Dolphin Capital Corp.		Total
Leases and loans	$412,539	$	−	$412,539
Property and equipment and other assets	6,168		1,667	7,835
Liabilities assumed	(21,176)		−	(21,176)
Borrowings under LEAF debt facilities	(389,683)		(1,493)	(391,176)
Net cash paid for acquisitions	$7,848		$174	$8,022

Portfolio Acquisition − Fiscal 2007

Pacific Capital Bank.  On June 19, 2007, LEAF acquired the leasing division of Pacific Capital Bank, N.A. (“PCB”) based in Santa Barbara, California and accounted for it as a business acquisition.  The acquisition included a portfolio of small ticket leases and loans, customer lists, a lease origination team, business platform and other intangibles and significantly expanded LEAF’s third-party lease origination capability and assets under management.  In September 2008, LEAF closed the Santa Barbara facility and merged it with NetBank’s offices.  In conjunction with the PCB acquisition, LEAF’s investment partnerships were assigned and subsequently acquired $201.7 million of the PCB’s leases and loans.

The following table summarizes the allocation of the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Leases and loans	$269,481
Goodwill, customer lists, business platform and other intangibles	12,701
Borrowings under LEAF debt facility	(59,809)
Leases and loans acquired by LEAF’s investment partnerships	(201,665)
Net cash paid for acquisition	$20,708

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	September 30, 2008			September 30, 2007
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Notes receivable (1)	$125,904	$71,988	$197,892	$125,149	$66,700	$191,849
Direct financing leases, net	46,732	38,030	84,762	20,678	23,285	43,963
Future payment card receivables, net	13,667	−	13,667	6,899	−	6,899
Assets subject to operating leases, net (2)	98	2,712	2,810	122	127	249
Allowance for credit losses	(1,750)	−	(1,750)	(120)	−	(120)
Investments in commercial finance, net	$184,651	$112,730	$297,381	$152,728	$90,112	$242,840

(1)	The interest rates on notes receivable generally range from 7% to 15%.
(2)
Net of accumulated depreciation of $105,000 and $3,000 for commercial finance assets held for sale as of September 30, 2008 and 2007, respectively, and $28,000 and $4,000 for those commercial assets held for investment as of September 30, 2008 and 2007, respectively.

The components of direct financing leases are as follows (in thousands):

	September 30, 2008			September 30, 2007
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$54,090	$44,286	$98,376	$23,251	$26,807	$50,058
Initial direct costs, net of amortization	549	1,289	1,838	309	349	658
Unguaranteed residuals	109	450	559	183	260	443
Unearned income	(8,016)	(7,995)	(16,011)	(3,065)	(4,131)	(7,196)
Investments in direct financing leases, net	$46,732	$38,030	$84,762	$20,678	$23,285	$43,963

Merit provides capital advances to small businesses based on factoring their future credit card receipts.  The future payment card receivables are included in the investments in commercial finance, net held for investment and is shown net of unearned income as follows (in thousands):

	September 30,
	2008	2007
Total future payment card receivables	$16,845	$8,135
Unearned income	(3,178)	(1,236)
Investments in future payment card receivables	$13,667	$6,899

The following table summarizes the activity in the allowance for credit losses for the Company’s commercial finance portfolio held for investment (in thousands):

Balance, September 30, 2006	$	−
Provision for credit losses		229
Charge-offs		(195)
Recoveries		86
Balance, September 30, 2007		120
Provision for credit losses		5,596
Charge-offs		(4,047)
Recoveries		81
Balance, September 30, 2008		$1,750

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 7 – INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

Commercial Finance Assets − (Continued)

Lease and note terms extend over many years.  The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases that are held for investment for each of the five succeeding annual periods ending September 30 and thereafter, are as follows (in thousands):

	Notes Receivable	Direct Financing Leases	Operating Leases (1)
2009	$32,175	$15,041	$37
2010	27,396	14,366	31
2011	20,175	12,136	21
2012	13,140	8,018	−
2013	10,208	3,773	−
Thereafter	22,810	756	−
	$125,904	$54,090	$89

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 8 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	September 30,
	2008	2007
Real estate loans:
Balance, beginning of period	$27,765	$28,739
New loans	1,500	1,597
Additions to existing loans	−	42
Collection of principal	(16,691)	(3,373)
Interest received	(4,221)	(766)
Accreted and accrued interest income	1,549	1,221
Gains on sales	7,511	305
Balance, end of period	17,413	27,765
Less allowance for credit losses	(1,129)	(629)
Real estate loans, net	16,284	27,136
Real estate:
Ventures	7,837	9,769
Owned, net of accumulated depreciation of $2,515 and $2,125	13,851	12,136
Total real estate	21,688	21,905
Investments in real estate, net	$37,972	$49,041

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Years Ended September 30,
	2008	2007	2006
Balance, beginning of year	$629	$770	$770
Provision for credit losses	500	−	−
Charge-offs	−	(141)	−
Balance, end of year	$1,129	$629	$770

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company has invested in two affiliated publicly-traded companies, RCC and TBBK, in addition to its investments in CDO issuers it has sponsored and manages.

The following is a summary of the Company’s investment securities available-for-sale (in thousands):

	September 30,
	2008	2007
Equity securities:
RCC stock	$12,002	$22,099
TBBK stock	591	2,184
CDO securities	10,153	27,494
Total investment securities available-for-sale	$22,746	$51,777

The Company’s investment in RCC includes approximately 2.0 million shares of RCC common stock at September 30, 2008 and 2007.  In addition, the Company holds options to acquire 2,166 shares (at an average price per share of $15.00) and warrants to acquire an additional 100,088 shares (at $15.00 per share; expire in January 2009) of RCC common stock.

The Company holds 118,290 shares of TBBK at September 30, 2008 and 2007.  Included in other assets at September 30, 2008 and 2007 is an additional 123,719 shares of TBBK as well as $1.0 million and $1.2 million, respectively, of other equity securities that are held in a retirement plan for the Company’s former CEO.

Investments in CDO securities represent investments in the CDO issuers that the Company sponsored and manages.  Investments in 18 CDOs at September 30, 2008 and 2007 were held directly through the Company’s financial fund management entities and indirectly through the consolidation of two investment partnerships, the SFF entities, that the Company manages as the general partner.  As of September 30, 2008 and 2007, the Company had fully impaired seven and four CDO investments, respectively.  Interests owned by third parties of the SFF entities, included in minority interests in the consolidated balance sheets, totaled $611,000 and $3.6 million as of September 30, 2008 and 2007, respectively.  The investments held by the respective CDOs are sensitive to interest rate fluctuations, which accordingly, impact their fair value.

Unrealized gains (losses).  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investment securities available-for-sale (in thousands):

	Cost or Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
September 30, 2008	$49,775	$	−	$(27,029)	$22,746
September 30, 2007	$65,654		$1,036	$(14,913)	$51,777

Unrealized losses as of September 30, 2008 and 2007 along with their related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2008	$591	$(583)	1	$22,155	$(26,446)	12
September 30, 2007	$39,291	$(9,667)	8	$6,700	$(5,246)	5

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period. The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

Realized losses.  The global credit markets have been subject to substantial volatility and reduction in liquidity, principally as a result of conditions in the residential mortgage segment, particularly in the subprime sector.  This volatility and reduction in liquidity has affected banks, thrifts and other financial institutions as well as direct and indirect real estate investments.  Consequently, in fiscal 2008 and 2007, the Company recorded charges of $14.5 million and $12.6 million, respectively, for the other-than-temporary impairment of certain of its investments in CDOs, primarily those with investments in financial institutions and real estate ABS, including RMBS and CMBS.

NOTE 10 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	September 30,		Range of Combined
	2008	2007	Partnership Interests
Real estate investment partnerships	$10,422	$7,926	3% to 11%
Financial fund management partnerships	4,927	7,185	5% to 10%
Commercial finance investment partnerships	1,636	2,109	1% to 5%
Trapeza entities (1)	1,538	18,755	5% to 50%
TIC property interests	−	3,367	N/A
Total investments in unconsolidated entities	$18,523	$39,342

(1)	Includes total write-downs to fair value of $23.2 million and $2.7 million for fiscal 2008 and 2007, respectively. These amounts are reflected as a reduction of financial fund management revenues.

The Company is entitled to incentive distributions (carried interests) in four of the Trapeza partnerships it manages.  Within two such partnerships, the incentive distributions are subject to potential clawbacks of up to $7.5 million to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  As of September 30, 2008, the Company has recorded a clawback liability of $7.5 million based on the performance of two of the Trapeza partnerships.  No clawback liability was required at September 30, 2007.

The Trapeza entities include the Company’s equity interests in the two managers of the Trapeza CDO issuers which it operates but does not control and, therefore, does not consolidate them.  One of the managers, Trapeza Capital Management, LLC (“TCM”) was deemed by its revenues to be a significant subsidiary of the Company.  Accordingly, the Company is providing summarized operating data for TCM as presented below (in thousands):

	Years Ended September 30,
	2008	2007	2006
Management fees	$7,948	$13,160	$6,810
Operating expenses	(2,360)	(2,876)	(1,746)
Other expenses	(245)	(29)	(170)
Net income	$5,343	$10,255	$4,894

Summarized balance sheet information is not presented as it is not material to the Company’s consolidated balance sheets.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008
NOTE 11 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	September 30,
	Lives	2008	2007
Land	−	$200	$	−
Building	39 years	1,666		−
Leasehold improvements	1-15 years	6,228		4,420
Real estate assets − FIN 46-R	40 years	3,900		3,900
Furniture and equipment	3-10 years	12,394		9,438
		24,388		17,758
Accumulated depreciation and amortization		(7,502)		(5,472)
Property and equipment, net		$16,886		$12,286

NOTE 12 − INTANGIBLE ASSETS

The components of intangible assets consist of the following (in thousands):

	Estimated Useful	September 30,
	Lives	2008	2007
Customer lists	10 years	$4,727	$4,760
Other intangibles	−	−	332
		4,727	5,092
Accumulated amortization		(398)	(318)
Intangible assets, net		$4,329	$4,774

All of the intangible assets have finite lives and, as such, are subject to amortization.  Amortization of intangible assets totaled $445,000, $80,000 and $47,000 for fiscal 2008, 2007 and 2006, respectively.  Estimated amortization expense of the Company’s intangible assets for the years ending September 30 and thereafter is as follows (in thousands):

2009	$692
2010	809
2011	836
2012	699
2013	459
Thereafter	834
$4,329

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008
NOTE 13 – BORROWINGS

The credit facilities of the Company, as well as those of entities that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows (in thousands):

	As of September 30,
	2008		2007
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Secured revolving credit facilities	$250,000	$140,369	$137,637
	150,000	128,950	83,900
LCFF promissory notes	−	3,416	−
Subtotal − Commercial finance	$400,000	272,735	221,537

Financial fund management:
Consolidated under FIN 46-R:
CDO senior notes, net (1)	$218,000	213,321	−
Secured warehouse credit facilities	−	−	439,539
Subtotal − Financial fund management	$218,000	213,321	439,539

Corporate:
Secured revolving credit facilities	$55,000	43,600	29,600
	14,000	7,000	−
Subtotal − Corporate	$69,000	50,600	29,600

Other debt		17,403	15,696
Total borrowings outstanding		$554,059	$706,372

(1)	CDO senior notes are reflected net of deferred issuance costs of $4.7 million.

Commercial Finance

Secured revolving credit facilities.  In December 2006, LEAF assumed an unused $250.0 million line of credit with Morgan Stanley from RCC.  In May 2008, the Company paid a $500,000 amendment fee to modify the terms of this facility for the purpose of transferring the facility to LCFF.  The facility is non-recourse to the Company and matures in October 2009.  At maturity, any borrowings outstanding as of that date will continue to amortize until fully repaid, at a higher rate of interest.  The underlying equipment being leased or financed collateralizes the borrowings.  Interest and principal payments are due monthly.  Prior to June 1, 2008, interest was charged at one of two rates based on the utilization of the facility:  (i) one-month LIBOR plus 0.60% on borrowings up to $100.0 million and (ii) one-month LIBOR plus 0.75% on borrowings in excess of $100.0 million.  As of June 1, 2008, the interest rate was increased to one-month LIBOR plus 1.15%.  The borrowing availability on the line may be increased at any time with the lender’s consent.  If the lender agrees to increase the availability, the Company must pay a fee equal to 0.20% of the principal amount of the increase.  The Company is also required to pay unused facility fees on the available balance of the line and is subject to a prepayment penalty if loans are repaid prior to maturity.  Weighted average borrowings for fiscal 2008 and 2007 were $130.7 million and $81.1 million, respectively, at an effective interest rate of 6.0% for both years.  The Company utilizes interest rate swaps and interest rate caps on this facility to mitigate fluctuations in LIBOR.

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  The underlying equipment being leased or financed collateralizes the borrowings.  In September 2007, LEAF entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  The swap agreement terminates in September 2009.  Weighted average borrowings for fiscal 2008 and 2007 were $136.1 million and $83.7 million, respectively, at an effective interest rate of 5.7% and 7.5%, respectively.

LCFF promissory notes.  In August 2008, the Company began offering investors units of participation in LCFF, a subsidiary of LEAF, in the form of 8.25% fixed promissory notes in the maximum amount of $25.0 million.  The notes have a six-year term, are recourse to LCFF and require interest only payments until their maturity (six years after the offering termination date).  The Company may call or redeem the notes, in whole or in part, at any time during the interest only period.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 13 – BORROWINGS − Commercial Finance − (Continued)

Terminated bridge loans.  In November 2007, LEAF obtained $368.1 million of bridge financing from Morgan Stanley to fund substantially all of the acquisition of NetBank.  The financing agreement provided for two loans; a $333.4 million class A loan and a $34.7 million class B loan which were secured by the NetBank assets acquired.  This facility and the $311.0 million of outstanding loans were transferred to Fund III in April 2008.  The interest rate on the class A loan was the adjusted eurodollar rate (defined as the 30 day LIBOR rate) plus 2.00%.  The interest rate on the class B loan was the adjusted eurodollar rate plus 10.00%.  Weighted average borrowings on these loans for fiscal 2008 were $156.7 million at an effective interest rate of 7.2%.

Financial Fund Management

CDO senior notes.  In December 2007, the Company closed and acquired all of the equity interests in Apidos CDO VI, which issued $218.0 million of its senior notes at par.  The investments held by Apidos CDO VI collateralize the debt and, as a result, are not available to the Company, its creditors or stockholders.  The senior notes, which are non-recourse to the Company, consist of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.00%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  All of the notes issued mature on December 13, 2019, although the noteholders have the right to call the notes anytime after January 4, 2012, or in the case of a refinancing, anytime after January 4, 2011.  The weighted average interest rate for fiscal 2008 was 5.6%.

Terminated secured warehouse credit facilities.  The Company was a party to various warehouse credit agreements for facilities which provided funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities were consolidated by the Company in accordance with FIN 46-R while the assets were accumulating.  Upon the termination or closing of the respective CDOs, the facilities were terminated and the interest was paid.  The following financial fund management warehouse facilities were terminated during fiscal 2008:

•
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley with interest at LIBOR plus 0.75%.  The Company determined to end this facility at its maturity date on January 16, 2008.  The Company recorded a loss as of December 31, 2007 from the subsequent sale of the underlying loans in the portfolio.  The Company has no further exposure under this facility.  Average borrowings for fiscal 2008 and 2007 were $12.7 million and $3.0 million, respectively, at an average interest rate of 5.8% and 6.1%, respectively.

•
In January 2007, a EUR 400.0 million facility was opened with Morgan Stanley with interest at European LIBOR plus 0.75%.  The Company also determined to end this facility at its maturity date on January 11, 2008.  The Company recorded a loss as of December 31, 2007 from the subsequent sale of the underlying loans.  The Company has no further exposure under this facility.  Average borrowings for fiscal 2008 and 2007 were $35.7 million and $108.0 million, respectively, at an average interest rate of 5.4% and 5.0%, respectively.

•
In connection with the closing of Apidos CDO VI and the issuance of its senior notes, a $400.0 million facility opened in August 2006 with affiliates of Credit Suisse Securities (USA) LLC was terminated in December 2007.  The interest rate was LIBOR plus 0.625%.  Average borrowings for fiscal 2008 and 2007 were $36.2 million and $138.5 million, respectively, at an average interest rate of 5.7% and 6.0%, respectively.

Corporate − Secured Revolving Credit Facilities

TD Bank, N.A. (previously Commerce Bank, N.A.) (“TD Bank”).  In May 2007, the Company entered into a $75.0 million revolving credit facility with TD Bank expiring on May 23, 2012.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of 1,279,418 shares of RCC.  Availability under the facility was limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  On August 7, 2008 and September 30, 2008, the revolving credit facility was amended to reduce the minimum net worth covenant to $140.0 million for the period September 30, 2008 to September 29, 2009, to $150.0 million for the period September 30, 2009 to September 29, 2010, to $160.0 million for the period September 30, 2010 to September 29, 2011 and to $170.0 million for the period September 30, 2011 and thereafter.  In consideration for the amendment, the Company and TD Bank agreed to reduce the outstanding commitment of $75.0 million under the facility as follows:  to $60.0 million on August 7, 2008, to $55.0 million on September 30, 2008, to $45.0 million on December 31, 2008 and to $30.0 million on March 31, 2009.  As of September 30, 2008, availability on this line was limited to $11.2 million.  Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate plus 1%, or (ii) LIBOR plus 2.25%.  The Company is also required to pay an unused facility fee of 0.25% per annum, payable quarterly in arrears.  Weighted average borrowings for fiscal 2008 and 2007 were $50.8 million and $8.7 million, respectively, at an effective interest rate of 7.0% and 10.4%, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2007

NOTE 13 – BORROWINGS − Corporate − Secured Revolving Credit Facilities − (Continued)

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, based on the value of the collateral, was limited to $911,000 and $10.0 million as of September 30, 2008 and 2007, respectively.  Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for fiscal 2008 and 2007 were $6.0 million and $3.5 million, respectively, at an effective interest rate of 6.7% and 9.4%, respectively.

Other Debt

Unsecured term note.  In September 2008, the Company entered into a three-year unsecured term note in the amount of $473,000 to finance the purchase of software.  The loan requires 36 monthly principal and interest payments of $14,176.

Mortgage loans.  In April 2008, the Company borrowed $9.9 million under two separate mortgages to purchase an apartment building in Portland, Maine.  The apartment building is the collateral for both mortgages.  The first mortgage, in the amount of $8.9 million, requires interest only payments at a fixed rate of 4.92% until its maturity in May 2015 but may be extended for an additional year at a variable rate of interest.  The second mortgage of $1.0 million requires monthly payments of principal and interest of $6,225 a month at a fixed rate of 6.12%, and may also be extended for an additional year at a variable rate of interest.  In July 2008, the Company sold the property and transferred the mortgages to one of its real estate investment partnerships and has no further obligations under the mortgage.

In November 2007, in conjunction with the acquisition of Dolphin Capital, the Company obtained a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The mortgage, with an outstanding balance of $1.5 million at September 30, 2008, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077.

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of September 30, 2008 and 2007 was $12.3 million and $12.4 million, respectively.

As of September 30, 2008, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding balance of $1.2 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

Secured notes.  At September 30, 2008, the Company also had an outstanding balance of $499,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%, maturing in February 2011.

In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 1.0% and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collaterize the note.  The outstanding balance as of September 30, 2008 was $750,000.

Capital leases.  The Company has entered into various capital leases for the purchase of equipment.  These capital leases have interest rates ranging from 5.4% to 8.3% and terms ranging from three years to five years.  The principal balance of these leases was $704,000 at September 30, 2008.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 13 – BORROWINGS − (Continued)

Debt repayments.Annual principal payments on the Company’s aggregate borrowings over the next five years ending September 30 and thereafter are as follows (in thousands):

2009	$181,731
2010	39,929
2011	254,013	(1)
2012	45,996
2013	10,887
Thereafter	26,182
	$558,738	(2)

(1)
Includes the repayment of $218.0 million of senior notes issued by Apidos CDO VI which the Company consolidates in accordance with FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the note holders.

(2)	Reflects gross principal repayments excluding reduction for unamortized deferred issuance costs of $4.7 million for Apidos CDO VI.

Covenants

Compliance with the Company’s debt agreements are subject to certain financial covenants which are customary for the type and size of its related debt facilities.  The Company was in compliance with all debt covenants as of September 30, 2008.

For the Company’s commercial finance secured revolving credit facilities, the covenants include minimum tangible net worth, maximum leverage ratios and interest coverage.    The minimum tangible net worth covenants measures the Company’s and LEAF's equity adjusted for intangibles and components of accumulated other comprehensive income related to hedge accounting as well as intercompany debt for one of the facilities.  The maximum leverage covenants restrict the amount LEAF can borrow based on a ratio of the total debt compared to its net worth.  Debt services ratios measure LEAF's ability to service debt.

For the Company’s corporate secured revolving credit facilities, debt covenants include consolidated net worth, debt service coverage ratios and debt to equity ratios.  The consolidated net worth covenant measures the Company’s consolidated equity adjusted for certain components of accumulated other comprehensive income related to hedge accounting or intangible assets.  The debt to equity ratio restricts the amount of recourse debt the Company can borrow based on a ratio of recourse debt compared to net worth adjusted for certain components of accumulated other comprehensive income related to hedge accounting.

NOTE 14 – COMPREHENSIVE INCOME (LOSS)

Comprehensive (loss) income includes net (loss) income and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net (loss) income, are referred to as “other comprehensive (loss) income” and for the Company include primarily changes in the fair value, net of tax, of its investment securities available-for-sale and hedging contracts.  Other comprehensive loss also includes the Company’s share of unrealized gains (losses) on hedging contracts held by partnerships that the Company accounts for under the equity method.  At September 30, 2008, accumulated other comprehensive loss included $(181,000) related to these partnerships.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 14 – COMPREHENSIVE INCOME (LOSS) − (Continued)

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Years Ended September 30,
	2008	2007	2006
Net (loss) income	$(26,243)	$3,696	$17,973
Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities available-for-sale, net of tax of $(11,375), $(11,908) and $2,003	(21,134)	(14,027)	3,225
Less: reclassification for losses (gains) realized, net of tax of $5,524, $4,431 and $255	9,010	4,612	(400)
	(12,124)	(9,415)	2,825
Minimum pension liability adjustment, net of tax of $(941), $(245) and $0	(1,680)	(256)	−
Unrealized losses on hedging contracts, net of tax of $(1,101), $(703) and $0	(1,771)	(732)	−
Foreign currency translation (loss) gain	(628)	924	−
Comprehensive (loss) income	$(42,446)	$(5,783)	$20,798

The unrealized loss in accumulated other comprehensive (loss) income associated with cash flow hedging activities are as follows (in thousands):

	Years Ended September 30,
	2008	2007		2006
Balance at beginning of year	$(732)	$	−	$	−
Current period changes in fair value, net of tax of $(1,101), $(703) and $0	(1,771)		(732)		−
Balance at end of year	$(2,503)		$(732)	$	−

NOTE 15 – DERIVATIVES INSTRUMENTS

The Company’s hedging strategy is to use derivative financial instruments, including interest rate swaps and caps, designated as cash flow hedges.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

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

At September 30, 2008, the notional amount of 13 interest rate swaps contracts was $175.9 million.  As of September 30, 2008, included in accumulated other comprehensive income were unrealized losses of $2.3 million (net of tax and minority interest of $1.9 million) on these interest rate swaps.  Assuming market rates remain constant with the rates at September 30, 2008, the Company estimates that approximately $1.6 million of this unrealized loss may be recognized in earnings over the next 12 months.  The swap agreements terminate at various dates ranging from September 2009 to November 2020.

In the third quarter of fiscal 2008, the Company entered into four interest rate cap agreements on its debt facility with Morgan Stanley.  The notional amount of interest rate caps at September 30, 2008 was $33.5 million.  The interest rate cap agreements expire at various dates from July 2014 to February 2016.

In November 2007, the Company obtained $368.1 million of bridge financing from Morgan Stanley to fund the NetBank acquisition.  In connection with these borrowings, the Company entered into interest rate swap agreements.  The loan and swaps were effectively transferred to Fund III in April 2008.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008
NOTE 16 - INCOME TAXES

The following table details the components of the Company's income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2008	2007	2006
(Benefit) provision for income taxes:
Current:
Federal	$336	$11,015	$5,238
State	−	6,304	1,118
Deferred	(16,031)	(14,891)	(4,357)
Income tax (benefit) provision	$(15,695)	$2,428	$1,999

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2008	2007	2006
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	5	5	5
Valuation allowance for deferred tax assets	(4)	(14)	(22)
Non-deductible compensation	−	5	1
Equity compensation expense	(1)	6	1
Deferred tax assets for net operating losses	1	(4)	(6)
Other items	3	(1)	(3)
	39%	32%	11%
Deferred tax assets are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2008		2007
Deferred tax assets related to:
Investments in partnership interests		$11,013	$	−
Unrealized loss on investments		14,827		4,192
Provision for credit losses		8,349		13,215
Foreign, state and local loss carryforwards		6,909		8,985
Employee stock options and restricted stock awards		3,752		3,920
Accrued expenses		1,213		−
Investments in real estate assets		422		−
Gross deferred tax assets		46,485		30,312
Less: valuation allowance		(2,018)		(435)
Total deferred tax assets, net		$44,467		$29,877

Deferred tax liabilities related to:
Investments in partnership interests	$	−		$(9,787)
Accrued expenses		−		(609)
Property and equipment basis differences		(1,060)		(552)
Investments in real estate assets		−		(176)
Total deferred tax liabilities		$(1,060)		$(11,124)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

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

At September 30, 2008, the Company had foreign, state and local net operating tax loss carryforwards ("NOL") of $65.6 million that will expire between 2009 and 2029.  The Company believes it will be able to utilize $40.3 million of these NOLs (tax effected benefit of $4.9 million) prior to their expiration; therefore, it has established a valuation allowance of $25.3 million.  Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if estimates of taxable income are revised.

Management believes the other net deferred tax assets will be realized based on projected future taxable income during the periods in which these temporary differences become deductible.  Furthermore, approximately $4.8 million of the deferred tax assets are related to capital losses which will be carried back to prior years during fiscal 2009.

In August 2008, the Company settled its 2005 IRS examination relating to disallowed bad debt deductions taken in the 2005 tax year and partially paid the tax assessment.  As a result of this settlement, the Company incurred $2.0 million of interest expense, of which $1.1 million and $920,000 was charged to discontinued operations during fiscal 2008 and 2007, respectively.  The Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2005 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2002.  Additionally, because the Company had settled its 2005 IRS examination, it is reversing a $1.5 million reserve that was previously recorded in fiscal 2005 for potential additional assessments related to IRS examinations.

Effective October 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109” (“FIN 48”), which did not have an impact on its consolidated balance sheets on the date of adoption nor as of September 30, 2008.  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the effective tax rate nor does it anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008
NOTE 17 - BENEFIT PLANS

Employee stock options.  During fiscal 2008, the Company had four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Grants generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years after the date of grant.

The Company’s employee stock plans allow for grants of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  Under the 2005 employee stock plan, the Company may also grant restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

During fiscal 2008, 2007 and 2006, the Company granted 102,000, 57,500 and 44,000 employee stock options, respectively.  There was no tax benefit recorded at the grant date since the options issued were ISOs and employees have typically held the stock for the requisite holding period.  However, with respect to taxable transactions, including disqualifying dispositions of ISO shares and exercises of non-qualified stock options, the Company recorded deferred tax benefits of $2.1 million and $231,000 with an offset to additional paid-in capital for fiscal 2007 and 2006, respectively.  No deferred tax benefit was recorded for fiscal 2008.

The Company’s calculations of the fair value of options granted were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended September 30,
	2008	2007	2006
Fair value of stock options granted	$3.49	$10.50	$9.20
Expected life (years)	6.3%	6.3%	6.3%
Expected stock volatility	47.4%	30.1%	27.8%
Risk-free interest rate	3.9%	4.9%	4.0%
Dividend yield	2.9%	1.8%	1.2%

At September 30, 2008, 2007 and 2006, the Company had unamortized compensation expense related to unvested stock options of $1.1 million, $1.8 million and $2.3 million, respectively, which is expected to be amortized over a weighted average period of 1.3 years.  For fiscal 2008, 2007 and 2006, the Company recorded compensation expense of $1.0 million or ($0.06) per share-diluted, $934,000 or ($0.05) per share-diluted, and $1.1 million or ($0.06) per share-diluted, respectively.

Restricted stock.  During fiscal 2008, 2007 and 2006, the Company issued 505,817, 137,446 and 84,580 shares of restricted stock, respectively, valued at $6.8 million, $3.5 million and $1.5 million, respectively.  Most of the Company’s restricted shares vest 25% annually commencing one year from the grant date.  For fiscal 2008, 2007 and 2006, the Company recorded compensation expense related to restricted stock awards of $3.4 million (of which $507,000 related to the accelerated vesting for certain terminated employees), $1.0 million and $269,000, respectively.

        During fiscal 2007, LEAF issued 135,000 shares of its restricted stock valued at $39,000, which vest 25% per year commencing April 2008.  During fiscal 2006, LEAF issued 300,000 shares of its restricted stock valued at $69,000, which vest at 50% per year commencing in February 2007.  In March 2007, a majority-owned subsidiary of LEAF issued 8% of its units valued at $53,000.  The Company recorded compensation expense related to the LEAF restricted stock and subsidiary units of $17,000, $69,000 and $36,000 for fiscal 2008, 2007 and 2006, respectively.
(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 17 - BENEFIT PLANS − (Continued)
Performance-based awards.  During fiscal 2008 and 2007, the Company awarded 222,203 and 415,000 shares of restricted stock, respectively, that will vest based on the achievement of certain performance goals over the respective performance periods.  These goals include such measures as earnings per share, return on equity, revenues and assets under management.  The maximum number of stock units that may vest based on attainment of these performance goals as of September 30, 2008 is 604,203 units based on management's assessment of obtaining the performance goals.  No expense has been recorded relative to these awards.

Aggregate information regarding the Company’s employee stock options as of September 30, 2008 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Life	Value
Balance – October 1, 2007	3,316,761	$8.49
Granted	102,000	$9.22
Exercised	(30,062)	$6.03
Forfeited	(15,500)	$(17.97)
Balance - September 30, 2008	3,373,199	$8.49	3.93	$10,672,520

Exercisable, September 30, 2008	3,113,014	$7.94
Available for grant	334,525 (1)

(1)	Reduced for restricted stock awards granted under the Company’s 2005 Plan.

The following table summarizes the activity for nonvested employee stock options and restricted stock during fiscal 2008:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Outstanding – October 1, 2007	297,870	$7.70
Granted	102,000	$3.49
Vested	(94,123)	$(7.55)
Exercised	(30,062)	$(6.57)
Forfeited	(15,500)	$(6.47)
Outstanding – September 30, 2008	260,185	$6.23

Nonvested Restricted Stock
Outstanding – October 1, 2007	199,708	$22.50
Granted	505,817	$13.39
Vested	(90,837)	$(21.64)
Forfeited	(1,754)	$(19.94)
Outstanding – September 30, 2008	612,934 (1)	$15.29

(1)
At September 30, 2008, includes 99,548 shares of non-vested restricted stock that do not have dividend equivalent rights and, therefore, are not included in the shares outstanding in the consolidated balance sheets.

Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has two plans for its non-employee directors (“Eligible Directors”), the 1997 Non-Employee Director Deferred Stock and Deferred Compensation Plan (the “1997 Director Plan”) and the 2002 Non-Employee Director Deferred Stock and Deferred Compensation Plan (the “2002 Director Plan”).  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.

The 1997 Director Plan has issued all of its authorized 173,450 units.  As of September 30, 2008 and 2007, there were 104,073 units vested and outstanding under this plan.

(Back to Index)

(Back to Index)

 RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 17 - BENEFIT PLANS − (Continued)

Eligible Directors are eligible to participate in the 2002 Director Plan, which was approved by stockholders on April 29, 2002.  Upon becoming a director, each Eligible Director receives units equal to a share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  The annual stock compensation for its Eligible Directors is $22,500 effective as of April 1, 2007.  Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to their share compensation divided by the closing price of the Company’s common stock on the date of grant.  Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service.  Upon termination of service by an Eligible Director, shares of common stock are issued for vested units and all nonvested units are forfeited.  The 2002 Director Plan provides for the issuance of approximately 173,450 units and terminates on April 29, 2012.  As of September 30, 2008, there were 54,567 units outstanding of which 36,006 were vested.

Aggregate information regarding the Company’s two Eligible Director plans at September 30, 2008 is as follows:

Director Units Outstanding	Shares	Weighted Average Grant Date Fair Value
Units outstanding – October 1, 2007	145,500		$6.71
Granted	13,140		$10.27
Shares issued upon termination	−	$	−
Forfeited	−	$	−
Units outstanding - September 30, 2008	158,640		$7.15

Vested units	140,079		$6.38
Units available for grant	97,886

The following table summarizes the activity for outstanding nonvested director units during fiscal 2008:

Nonvested Director Units	Shares	Weighted Average Grant Date Fair Value
Outstanding – October 1, 2007	7,260		$21.06
Granted	13,140		$10.27
Vested	(1,839)		$(26.11)
Forfeited	−	$	−
Outstanding - September 30, 2008	18,561		$12.92

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan ("ESOP"), which is a qualified non-contributory retirement plan established to acquire shares of the Company's common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  Contributions to the ESOP are funded by the Company as set forth in the plan.  Additional contributions can be made at the discretion of the Board of Directors.  The ESOP used a loan from the Company which it used to acquire 105,000 shares of the Company's common stock.  The ESOP loan receivable, reflected on the consolidated balance sheet at September 30, 2007 as a reduction in stockholders' equity, was resolved in fiscal 2008.  On an annual basis, the plan trustee releases a portion of the common stock to participants' accounts.  Compensation expense related to the plan was $497,000, $108,000 and $147,000 for fiscal 2008, 2007 and 2006, respectively.  Vested shares held by the plan are distributed upon the termination of the participant’s employment with the Company or upon the termination of the ESOP.

Investment Savings Plan.  The Company sponsors an Investment Savings Plan under Section 401(k) of the Internal Revenue Code which allows employees to defer up to 15% of their income, subject to certain limitations, on a pre-tax basis through contributions to the savings plan.  The Company matches up to 50% of each employee's contribution, subject to certain limitations.  The Company recorded compensation expense of $968,000, $573,000 and $351,000 for matching contributions for fiscal 2008, 2007 and 2006, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 17 - BENEFIT PLANS − (Continued)

Supplemental Employment Retirement Plan.  Under the SERP for Edward E. Cohen (“E. Cohen”), the Company pays an annual benefit equal to 75% of his average income as defined, while he was the Company’s CEO.  The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company’s CEO to become chief executive officer and president of Atlas America), whichever is longer.  E. Cohen continues to serve as the Chairman of the Company’s Board of Directors.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006
Interest cost	$499	$518	$535
Expected return on plan assets	(190)	(210)	(151)
Net cost	$309	$308	$384

The reconciliation of the beginning and ending balances in benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability is as follows (in thousands):

	September 30,
	2008	2007
Projected benefit obligation, beginning of year	$6,649	$6,895
Interest cost	499	518
Actuarial loss	162	74
Benefit payments	(838)	(838)
Projected benefit obligation, end of year	$6,472	$6,649

Fair value of plan assets, beginning of year	$3,154	$3,501
Actual loss on plan assets	(2,270)	(347)
Fair value of plan assets, end of year	$884	$3,154

Unfunded status	$(5,588)	$(3,495)
Unrecognized net actuarial loss	3,122	501
Net accrued cost	$(2,466)	$(2,994)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,588)	$(3,495)
Accumulated other comprehensive loss	1,936 (1)	256
Deferred tax assets	1,186	245
Net liability recognized	$(2,466)	$(2,994)

(1)
The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next fiscal year is $183,000.  The amount included in accumulated other comprehensive income related to the SERP was $1.9 million and $256,000 as of September 30, 2008 and 2007, respectively.

The SERP is expected to make benefit payments based on the same assumptions used to measure the Company’s benefit obligation at September 30, 2008 (8% discount rate, 6% expected return on assets) as follows (in thousands):

2009	$825
2010	$800
2011	$773
2012	$744
2013	$714
Thereafter	$1,804

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30,
	2008	2007
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$22,844	$9,229
Financial fund management entities	4,151	5,341
Real estate investment partnerships and TIC property interests, net	6,563	3,439
RCC	1,870	2,034
Other	246	134
Receivables from managed entities and related parties, net	$35,674	$20,177
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$316	$1,163
Other	270	−
Payables to managed entities and related parties	$586	$1,163

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Years Ended September 30,
	2008	2007	2006
Financial fund management - fees from managed entities (1)	$8,043 (2)	$13,314	$8,803
Real estate - fees from investment partnerships and TIC property interests	9,407	9,216	11,452
Commercial finance - fees from investment partnerships	35,193	17,048	5,816
RCC:
Management, incentive and servicing fees	7,480	8,963	8,203
Reimbursement of expenses from RCC	636	1,938	718
Dividends	2,421	3,173	2,722
Atlas America - reimbursement of net costs and expenses	1,269	1,114	1,303
Anthem Securities:
Payment of broker-dealer expenses	−	(826)	(1,166)
Reimbursement of costs and expenses	−	688	2,906
1845 Walnut Associates Ltd. - payment of rent and operating expenses	(549)	(492)	(450)
9 Henmar LLC - payment of broker and consulting fees	(417)	(455)	(479)
Ledgewood P.C. – payment of legal services	(1,255)	(521)	(472)

(1)
Excludes the non-cash incentive fee on the unrealized depreciation in the book value of Trapeza partnership securities totaling $11.2 million, $1.6 million and $1.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.

(2)	Reflects a $2.3 million discount recorded in the year ended September 30, 2008 in connection with subordinate and incentive management fees that the Company expects to receive in the future.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with RCC.  In March 2005, the Company entered into a management agreement pursuant to which it provides certain services, including investment management and certain administrative services, to RCC.  The agreement has a term ending March 31, 2009, and thereafter automatically renews for one-year terms unless at least two-thirds of the independent directors or a majority of the outstanding common shares agree to not renew it.  The agreement was amended June 30, 2008 to revise the incentive compensation.  The Company receives a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses.  The base management fee is equal to 1/12th of the amount of RCC’s equity, as defined by the Management Agreement, multiplied by 1.50%; incentive compensation based on (i) twenty-five percent (25%) of the dollar amount by which (A) RCC’s adjusted operating earnings (as defined in the agreement), before incentive compensation but after the base management fee, for such quarter per Common Share (based on the weighted average number of common shares outstanding for such quarter) exceeds (B) an amount equal to (1) the weighted average of the price per share of RCC’s common shares in the initial offering by RCC and the prices per share of the common shares in any subsequent offerings of RCC, in each case at the time of issuance thereof, multiplied by (2) the greater of (a) 2.00% and (b) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by (ii) the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted to exclude events pursuant to changes in GAAP or the application of GAAP, as well as non-recurring or unusual transactions or events, after discussion between the Company, RCC and its directors and the approval of the majority of RCC’s directors in the case of non-recurring or unusual transactions or events.

LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and loans are sold to RCC at fair value plus an origination fee not to exceed 1%.  LEAF sold $59.1 million and $25.6 million of leases and loans to RCC during fiscal 2008 and 2007, respectively.  In addition, from time to time, LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  LEAF purchased $9.0 million of leases and loans during fiscal 2008 from RCC at a price equal to their fair value.

Relationship with 1845 Walnut Associates Ltd.  The Company owns a 5% investment in a real estate partnership that owns a building at 1845 Walnut Street, Philadelphia in which the Company also leases office space.  The property is managed by another related party, Brandywine Construction and Management, Inc. (“BCMI”), as further described below.

Relationship with certain directors, officers, employees and other related parties.  The Company serves as the general partner of four partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest.  The total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Jonathan Z. Cohen (“J. Cohen” - the president and CEO of the Company), Betsy Z. Cohen (“B. Cohen” - mother of J. Cohen and wife of E. Cohen, the Chairman of the Board and father of J. Cohen) and E. Cohen are entitled to receive 10%, 5% and 2.5%, respectively.  The remaining 31% is entitled to be received by seven individuals, four of whom are employees of the Company.  The Company has not made any such distributions to date.

Relationship with retirement trusts.  The Company has established two trusts to fund the SERP for E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($500,000 fair value at September 30, 2008).  This trust and its assets are not included in the Company’s consolidated balance sheets.  However, its assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” holds 123,719 shares of common stock of TBBK carried at market value which was $619,000 at September 30, 2008 and a loan to a limited partnership in which E. Cohen and Daniel G. Cohen (“D. Cohen”) (son of E Cohen and B. Cohen, and the brother of J. Cohen) own the beneficial interests.  This loan was acquired for its outstanding balance by the 2000 Trust in April 2001 from a corporation of which E. Cohen was chairman and J. Cohen was the president.  In February 2008, the Company received full repayment of the loan.  The carrying value of the assets in the 2000 Trust was approximately $1.7 million and $4.3 million at September 30, 2008 and 2007, respectively.  These assets are included in other assets in the Company’s consolidated balance sheets.  The Company’s SERP liability of $5.6 million is included in accrued expenses and other liabilities in the consolidated balance sheets.

Relationship with Atlas America, Inc. (“Atlas America”).  On June 30, 2005, the Company completed the spin-off of its subsidiary, Atlas America.  E. Cohen is chairman of the board and CEO of Atlas America and J. Cohen is its vice chairman.  Pursuant to a master separation and distribution agreement, Atlas America reimburses the Company for various costs and expenses it continues to incur on behalf of Atlas America, primarily payroll and rent.  At September 30, 2008, the Company has a $105,000 receivable balance from Atlas America.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2008

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with Anthem Securities.  Anthem Securities, Inc., a wholly-owned subsidiary of Atlas America and a registered broker-dealer, served until the second quarter of fiscal 2007 as the dealer-manager of investment programs sponsored by the Company’s real estate and commercial finance segments.  Some of the personnel performing services for Anthem were on the Company’s payroll and Anthem reimbursed the Company for the allocable costs of such personnel.  In addition, the Company had agreed to cover some of the operating costs for Anthem’s office of supervisory jurisdiction, principally licensing fees and costs.  Beginning with the second quarter of fiscal 2007, the Company commenced its own broker-dealer operations and ceased using the services of Anthem.

Transaction with Cohen & Company.  In May 2008, the Company received a fee of $231,000 for acting as the introducing agent for a transaction in which Cohen & Company purchased securities from an investment bank.  D. Cohen is the chairman of Cohen & Company.

Relationship with 9 Henmar LLC (“9 Henmar”).  The Company owns interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers.  The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen.  The Company agreed to pay D. Cohen’s company, 9 Henmar, 10% of the fees the Company receives, before expenses, in connection with the first four Trapeza CDOs that the Company sponsored and manages.  In fiscal 2008, 2007 and 2006, the Company paid 9 Henmar $417,000, $455,000 and $479,000, respectively.

Relationship with The Bancorp, Inc.  D. Cohen is the chairman of the board and B. Cohen is the CEO of TBBK and its subsidiary bank.  In fiscal 2007 and 2006, the Company sold 240,000 and 50,000, respectively, of its shares of TBBK stock for $5.8 million and $1.2 million, respectively, and realized gains of $3.5 million and $668,000, respectively.  The Company did not sell any TBBK stock in fiscal 2008.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services for Merit.  During fiscal 2008 and 2007, Merit paid $76,000 and $6,000, respectively, in fees to TBBK.  Additionally, the Company had $217,000 and $234,000 in deposit accounts at TBBK at September 30, 2008 and 2007, respectively.  At September 30, 2008, the Company has accrued a fee of $200,000 due to TBBK for advisory services related to the acquisition of the NetBank portfolio of leases and loans.

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

       Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the properties underlying three of the Company’s real estate loans and certain real estate and FIN 46-R assets.  Adam Kauffman, president of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of two of the borrowers of the loans.  E. Cohen is the chairman of BCMI and holds approximately 8% of its common stock.

In March 2008, the Company sold a 19.99% interest in an indirect subsidiary that holds a hotel property in Savannah, Georgia to a limited liability company owned by Adam Kauffman for $1.0 million plus $130,000 in fees and recognized a gain of $612,000.  The terms of the sale agreement provide for a purchase option by Mr. Kauffman to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased.  The purchase option expires in July 2011; thereafter, Mr. Kauffman has a right of first offer to purchase the balance of the Company’s interest in the hotel.

In addition, the Company has accrued a $90,000 fee to BCMI in connection with the final resolution of another legacy asset, of which $20,000 was paid as of September 30, 2008.

In May 2007, the Company foreclosed on a property owned by a borrower of which A. Kaufman was the general partner.  The Company thereafter sold the property to an unrelated third party and recognized a $300,000 gain on the sale.

Relationship with Ledgewood P.C. (“Ledgewood”).  Until March 2006, Jeffrey F. Brotman was the managing member of Ledgewood, which provides legal services to the Company.  Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of the Company.  In addition, Mr. Brotman was a trustee of the SERP retirement trusts until he joined the Company.  In connection with his separation, Mr. Brotman will receive payments from Ledgewood through 2013.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2008

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Until April 1996, E. Cohen was of counsel to Ledgewood.  E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  During fiscal 2008 and 2007, LEAF sold $1.2 billion and $562.2 million, respectively, of leases and loans to the LEAF Funds.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds in the same manner as it does for RCC.  During fiscal 2008 and 2007, LEAF purchased $1.4 million and $1.7 million, respectively, of leases and loans back from the LEAF Funds at a price equal to their fair value.

Evening Star (“ESA”).  In fiscal 2008, the Company collected $18.4 million in connection with the substantial settlement of a discounted loan, which was secured by the ESA office building in Washington, D.C.  D. Cohen owned a 15% partnership interest in ESA which secured the original discounted note and had a right-of-first-offer and a right-of-first-refusal (“Rights”) on a sale of the property.  In conjunction with the settlement of the ESA loan in July 2008, D. Cohen sold his interest to the 80% partner in ESA for $19.5 million.  In connection with the repayment of the loan, D. Cohen was paid $625,000 to relinquish his Rights.

Transactions with real estate funds.  During fiscal 2008, the Company loaned affiliated real estate limited partnerships approximately $9.0 million to facilitate acquisitions.  Interest paid to the Company by these affiliated partnerships during fiscal 2008 totaled approximately $76,000.  As the partnerships raised equity funds, these loans were repaid in full.

NOTE 19 − OTHER INCOME, NET

The following table details the Company’s other income (expense) net (in thousands):

	Years Ended September 30,
	2008	2007	2006
RCC dividend income	$2,421	$3,173	$2,722
Gains on sales of TBBK shares	−	3,533	668
Interest income and other income	615	1,279	576
Write-off of European real estate investment fund costs	−	(4,775)	−
Litigation settlement (1)	−	−	1,188
Other income, net	$3,036	$3,210	$5,154

(1)
In fiscal 2006, the Company recorded a $1.2 million gain from the reversal of a $1.0 million reserve for a lawsuit that settled in favor of the Company along with $200,000 received for reimbursed costs.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases office space and equipment under leases with varying expiration dates through 2019.  Rental expense, net of subleases, was $3.9 million, $2.7 million and $1.6 million for fiscal 2008, 2007 and 2006, respectively.  At September 30, 2008, future minimum rental commitments under both operating and capital leases were as follows (in thousands):

	Operating	Capital	Total
2009	$2,987	$289	$3,276
2010	2,410	262	2,672
2011	1,911	191	2,102
2012	1,938	22	1,960
2013	1,891	17	1,908
Thereafter	4,703	−	4,703
	$15,840	$781	$16,621

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2008

NOTE 20 - COMMITMENTS AND CONTINGENCIES − (Continued)

Guarantees.  In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if the Company’s net worth falls below $80.0 million.  The Company’s obligation runs through December 31, 2014.  In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.

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

As of September 30, 2008, except for the clawback liability recorded for the Trapeza entities, the Company does not believe it is probable that any payments will be required under any of its indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Real estate carveouts.  The Company obtains senior lien financing with respect to certain acquired properties, TIC investment programs and real estate loans on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $574.8 million in financing and expire as the related indebtedness is paid down over the next ten years.

Real estate master leases.  The Company entered into master lease agreements with two of the TIC programs it sponsored and manages.  These agreements require that the Company fund up to $2.0 million for capital improvements for the TIC properties over the next 19 years.  To date, we have funded approximately $870,000.

Other.  As a specialized asset manager, the Company sponsors investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.

The Company is party to employment agreements with certain executives that provide for compensation and certain other benefits.  The agreements also provide for severance payments under certain circumstances.

At September 30, 2008, the Company had unfunded commitments of $1.3 million relating to three separate loans in the Apidos CDO VI portfolio.  These unfunded commitments are specifically reserved for in restricted cash.

The Company is party to various routine legal proceedings arising out of the ordinary course of its business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

The Company's wholly owned broker-dealer subsidiary, Chadwick Securities, Inc. ("Chadwick"), serves as a dealer-manager for the sale of private placements of securities, direct participation investment programs, both public and private, in limited or general partnerships and for TIC property interests sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined. As applied to Chadwick, the rule requires net capital of $71,000 and $46,000 as of September 30, 2008 and 2007, respectively.  As of September 30, 2008 and 2007, Chadwick’s adjusted net capital was $547,000 and $385,000, respectively, which exceeds the minimum requirements by $476,000 and $339,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2008

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

The fair value of certain financial instruments is as follows (in thousands):

	September 30, 2008		September 30, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets (1)
Loans held for investment	$219,664	$190,233	$285,928	$272,613
Interest rate caps agreements	763	763	−	−
	$220,427	$190,996	$285,928	$272,613

Borrowings (2)
Secured warehouse debt	$213,321	$213,321	$439,539	$439,539
Commercial finance debt	269,319	269,319	221,537	221,537
Real estate debt	13,967	13,967	13,768	13,768
Other debt	57,452	57,452	31,528	31,528
	$554,059	$554,059	$706,372	$706,372

Liabilities (3)
Interest rate swap contracts	$4,244	$4,244	$1,434	$1,434

(1)	The fair value of interest rate cap agreements are included in other assets
(2)
The carrying value of the Company’s floating rate debt approximates its fair value because of its short-term maturity and the variable interest rates in the debt agreements.  The carrying value of the Company’s fixed rate debt approximates its fair value due to its recent issuance.

(3)	The fair value of interest rate swap agreements are included in accrued expenses and other liabilities.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2008

NOTE 22 – DISCONTINUED OPERATOINS

Real Estate.Losses from discontinued operations for fiscal 2008 and 2007 primarily reflect $1.1 million and $1.9 million, respectively, of interest assessments related to the 2004 and 2005 IRS tax examinations.  Loss on disposal for fiscal 2007 includes a $374,000 write-down to market value of a property sold.  Fiscal years 2007 and 2006 include the discontinued operations of one real estate property owned by the Company.  Summarized operating results of discontinued real estate operations held for sale within the real estate reporting sement are as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006
(Loss) income from discontinued operations before taxes	$(1,104)	$(2,095)	$2,674
Loss on disposal, net	−	(329)	(883)
Benefit (provision) for income taxes	386	848	(591)
(Loss) income from discontinued operations, net of tax	$(718)	$(1,576)	$1,200

Commercial Finance.  Prompt Payment, an operating subsidiary within the commercial finance reporting segment which is in the reverse factoring business, commenced operations in fiscal 2007.  Due to economic conditions in fiscal 2008, management discontinued Prompt Payment’s business in fiscal 2008 and has reflected the results of its operations as discontinued in the consolidated statements of operations as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006
Loss from discontinued operations before taxes	$(856)	$(180)	$	−
Benefit for income taxes	300	68		−
Loss from discontinued operations, net of tax	$(556)	$(112)	$	−

Total.  Summarized operating results of all discontinued entities are as follows (in thousands):

	Years Ended September 30,
	2008	2007	2006
(Loss) income from discontinued operations before taxes	$(1,999)	$(2,275)	$2,674
Loss on disposal, net	−	(129)	(836)
Benefit (provision) for income taxes	700	846	(607)
(Loss) income from discontinued operations, net of tax	$(1,299)	$(1,558)	$1,231

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2008

NOTE 23 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Year Ended September 30, 2008
Revenues from external customers	$97,214	$33,283	$41,095	$	−	$171,592
Equity in losses of unconsolidated entities	(333)	(1,764)	(13,559)		−	(15,656)
Total revenues	96,881	31,519	27,536		−	155,936
Segment operating expenses	(42,741)	(22,602)	(27,737)		−	(93,080)
General and administrative expenses	(425)	(217)	(3,874)		(11,564)	(16,080)
Provision for credit losses	(5,596)	(500)	(2,622)		−	(8,718)
Depreciation and amortization	(2,412)	(1,093)	(257)		(898)	(4,660)
Interest expense	(27,466)	(1,222)	(14,559)		(4,019)	(47,266)
Minority interest (income) expense	(2,178)	(61)	6,482		−	4,243
Loss on sales of loans and leases	(1,909)	−	(17,660)		(14)	(19,583)
Impairment charges on available-for-sale securities	−	−	(14,467)		−	(14,467)
Other income (expense), net	352	288	2,441		(45)	3,036
Income (loss) before intercompany interest expense and income taxes	14,506	6,112	(44,717)		(16,540)	(40,639)
Intercompany interest expense	(5,860)	−	−		5,860	−
Income (loss) from continuing operations before income taxes	$8,646	$6,112	$(44,717)		$(10,680)	$(40,639)
Year Ended September 30, 2007
Revenues from external customers	$40,716	$22,808	$49,284	$	−	$112,808
Equity in (losses) earnings of unconsolidated entities	(24)	179	13,805		−	13,960
Total revenues	40,692	22,987	63,089		−	126,768
Segment operating expenses	(19,501)	(13,190)	(21,264)		−	(53,955)
General and administrative expenses (2)	(197)	(164)	(3,461)		(8,053)	(11,875)
Provision for credit losses	(229)	−	−		−	(229)
Depreciation and amortization	(1,243)	(692)	(103)		(886)	(2,924)
Interest expense	(11,796)	(1,040)	(19,485)		(1,245)	(33,566)
Minority interest expense	(530)	−	(1,612)		−	(2,142)
Loss on sales of loans and leases	−	−	(5,025)		−	(5,025)
Impairment charges on available-for-sale securities	−	−	(12,580)		−	(12,580)
Other income, net	246	330	2,414		220	3,210
Income (loss) before intercompany interest expense and income taxes	7,442	8,231	1,973		(9,964)	7,682
Intercompany interest expense	(2,769)	−	(6,082)		8,851	−
Income (loss) from continuing operations before income taxes	$4,673	$8,231	$(4,109)		$(1,113)	$7,682
Year Ended September 30, 2006
Revenues from external customers	$23,824	$25,614	$20,039	$	−	$69,477
Equity in earnings (losses) of unconsolidated entities	16	(2,538)	8,418		−	5,896
Total revenues	23,840	23,076	28,457		−	75,373
Segment operating expenses	(14,443)	(11,522)	(12,099)		−	(38,064)
General and administrative expenses	(304)	(424)	(4,624)		(4,413)	(9,765)
Provision for credit losses	(73)	−	−		−	(73)
Depreciation and amortization	(1,749)	(612)	(30)		(673)	(3,064)
Interest expense	(4,430)	(245)	(5,318)		(126)	(10,119)
Minority interest expense	(117)	−	(1,658)		−	(1,775)
Other income, net	6	210	2,720		2,218	5,154
Income (loss) before intercompany interest expense and income taxes	2,730	10,483	7,448		(2,994)	17,667
Intercompany interest expense	(1,634)	(480)	(3,815)		5,929	−
Income from continuing operations before income taxes	$1,096	$10,003	$3,633		$2,935	$17,667

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2008

NOTE 23 - OPERATING SEGMENTS − (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
Segment assets
September 30, 2008	$360,964	$147,657	$274,742	$(20,713)	$762,650
September 30, 2007	$283,474	$144,790	$557,839	$(19,651)	$966,452
September 30, 2006	$127,235	$144,718	$170,353	$(23,448)	$418,858

(1)	Includes general corporate expenses and assets not allocable to any particular segment.
(2)
In accordance with Company policy, certain corporate overhead expenses are allocated to the operating segments based on assets under management, which may be affected by, but not limited to, various market conditions.  Accordingly, the Company recorded no allocations of corporate overhead during the fourth quarter of fiscal 2007.

Geographic information.  Revenues generated from the Company’s European operations totaled $5.8 million and $15.9 million, respectively, for fiscal 2008 and 2007.  The Company, through the CDO issuers it sponsored and consolidated pursuant to FIN 46-R, began to acquire European bank loans in the fourth quarter of fiscal 2006.  Included in segment assets as of September 30, 2008, 2007 and 2006 were $5.5 million, $247.4 million and $67.3 million, respectively, of European assets, primarily loans held for investment in fiscal 2007 and 2006.

Major customer.  In fiscal 2008, 2007 and 2006, the management, incentive, servicing and acquisition fees that the Company received from RCC were 5%, 7% and 11%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 24 – UNAUDITED QUARTERLY FINANCIAL DATA

The following sets forth the Company’s operating results by quarter (in thousands, except share data):

Quarterly results for fiscal 2008	December 31	March 31	June 30	September 30
Revenues	$44,059	$50,380	$29,445	$32,052
Operating income (loss)	$15,402	$20,500	$(905)	$(1,599)
(Loss) income from continuing operations	$(10,866)	$2,090	$(7,898)	$(8,270)
Net (loss) income	$(10,977)	$1,983	$(8,025)	$(9,224)

Basic (loss) earnings per common share:
Continuing operations	$(0.62)	$0.12	$(0.45)	$(0.47)
Net (loss) income	$(0.63)	$0.11	$(0.46)	$(0.52)

Diluted (loss) earnings per common share:
Continuing operations	$(0.62)	$0.12	$(0.45)	$(0.47)
Net (loss) income	$(0.63)	$0.11	$(0.46)	$(0.52)

Quarterly results for fiscal 2007	December 31	March 31	June 30	September 30
Revenues	$24,279	$32,376	$38,451	$31,662
Operating income	$9,540	$15,747	$18,916	$13,582
Income (loss) from continuing operations	$4,604	$5,877	$5,707	$(10,934)
Net income (loss)	$4,585	$5,840	$4,239	$(10,968)

Basic earnings (loss) per common share:
Continuing operations	$0.27	$0.34	$0.32	$(0.63)
Net income (loss)	$0.27	$0.34	$0.24	$(0.63)

Diluted earnings (loss) per common share:
Continuing operations	$0.24	$0.31	$0.29	$(0.63)
Net income (loss)	$0.24	$0.31	$0.22	$(0.63)

(Back to Index)

(Back to Index)

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our management concluded that, as of September 30, 2008, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton, LLP, audited our internal control over financial reporting as of September 30, 2008.  Their report, dated December 15, 2008, expressed an unqualified opinion on our internal control over financial reporting.  Their report is included following this Item 9A.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited Resource America, Inc.’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In our opinion, Resource America, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008, and our report dated December 15, 2008, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 15, 2008

(Back to Index)

(Back to Index)

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2009 annual meeting of stockholders, to be filed on or before January 28, 2009 (“2009 proxy statement”), which is incorporated herein by this reference.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2009 proxy statement, which is incorporated herein by this reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2009 proxy statement, which is incorporated herein by this reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this item will be set forth in our 2009 proxy statement, which is incorporated herein by this reference.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our 2009 proxy statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2008 and 2007
Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders' Equity for
the years ended September 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements − September 30, 2008

2.	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
Schedule III - Investments in Real Estate
Schedule IV – Investments in Mortgage Loans on Real Estate

a)	Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among LEAF Financial Corporation, LEAF Funding, Inc., Dolphin Capital Corp. and Lehman Brothers Bank, FSB, dated November 19, 2007. (1)
2.2	Loan Sale Agreement by and between Federal Deposit Insurance Corporation as receiver of NetBank, Alpharetta, Georgia and LEAF Funding, LLC, dated November 2007. (1)
3.1	Restated Certificate of Incorporation of Resource America. (2)
3.2	Amended and Restated Bylaws of Resource America. (2)
10.1
Receivables Loan and Security Agreement, dated November 1, 2007 among LEAF Capital Funding III, LLC as Borrower; LEAF Financial Corporation as Servicer, Morgan Stanley Bank as Class A Lender and Collateral Agent and Morgan Stanley Asset Funding, Inc. as Class B Lender, U.S. Bank National Association as Custodian and Lender’s Bank and Lyon Financial Services, Inc. (d/b/a U.S. Bank Portfolio Services as Backup Servicer.) (1)

10.2(a)	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto. (3)
10.2(b)	First Amendment and Joinder to Loan and Security Agreement, dated July 18, 2007. (4)
10.2(c)	Second Amendment and Joinder to Loan and Security Agreement, dated November 15, 2007. (4)
10.2(d)	Third Amendment to Loan and Security Agreement, dated August 7, 2008. (5)
10.2(e)	Fourth Amendment to Loan and Security Agreement, dated September 30, 2008. (6)
10.3(a)	Agreement of Purchase and Sale of Limited Liability Company Membership Interests between Resource America, Inc. and RSI Associates, LLC, dated February 21, 2008. (7)
10.3(b)	First Amendment to Agreement of Purchase and Sale of Limited Liability Company Membership Interests between Resource America, Inc. and RSI Associates, LLC, dated March 2008. (7)
10.4	Employment Agreement between Michael S. Yecies and Resource America, Inc., dated November 17, 2006. (8)
10.5	Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated November 17, 2006. (8)
10.6	Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated June 18, 2007. (4)
10.7(a)
U.S. $250,000,000 Receivables Loan and Security Agreement, dated as of October 31, 2006, among Resource Capital Funding II, LLC, as the Borrower, and LEAF Financial Corporation, as the Servicer, and Morgan Stanley Bank, as a Lender and Collateral Agent, and U.S. Bank National Association, as the Custodian and the Lender’s Bank and Lyon Financial Services, Inc. (D/B/A U.S. Bank Portfolio Services), as the Backup Servicer. (9)

10.7(b)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (9)
10.7(c)	Purchase and Sale Agreement, dated as of October 31, 2006. (9)
10.7(d)	First amendment to Purchase and Sale Agreement, dated as of December 21, 2006. (9)
10.7(e)	Fifth Amendment to Receivables Loan and Security Agreement, dated as of May 23, 2008. (10)
10.7(f)	Amended and Restated Fee Letter, dated May 23, 2008. (10)
10.8(a)	Credit Agreement, dated July 31, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (11)
10.8(b)	Guaranty and Suretyship Agreement by registrant and Resource Leasing, Inc. in favor of National City Bank. (11)
10.8(c)	First Amendment to Credit Agreement, dated August 14, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (12)
10.8(d)	Second Amendment to Credit Agreement, dated December 22, 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (9)

(Back to Index)

(Back to Index)

10.8(e)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (13)
10.9(a)	Credit Agreement, dated August 31, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank. (14)
10.9(b)
First Amendment to Credit Agreement, dated June 22, 2007, between LEAF Commercial Finance Co., LLC, Various Financial Institutions and Other Persons from Time to Time Parties thereto, and National City Bank, dated August 31, 2007. (14)

10.10	Asset Purchase Agreement, dated June 19, 2007, between LEAF Funding, Inc., LEAF Financial Corporation and LEAF Commercial Finance Co., LLC and Pacific Capital Bank, N.A. (9)
10.11
Limited Liability Company Agreement of LEAF Ventures, LLC, dated March 2007, between LEAF Financial Corporation and Crit DeMent, Miles Herman, Robert Moskovitz, David English, Matthew Goldenberg and Nicholas Capparelli. (13)

10.12	Credit Agreement, dated March 15, 2007, between Merit Capital Advance, LLC and Deutsche Bank AG Cayman Islands. (13)
10.13	Limited Liability Company Agreement of Merit Capital Advance, LLC, dated March 15, 2007. (13)
10.14	Merit Capital Advance, LLC 15% Subordinated Convertible PIK Note, dated March 15, 2007. (13)
14.1	Insider Trading Policy. (15)
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 and by this reference incorporated herein.
(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 21, 2006 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 4, 2006 and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 17, 2006 and by this reference incorporated herein.
(13)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.
(14)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and by this reference incorporated herein.
(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 31, 2007 and by this reference incorporated herein.

(Back to Index)

(Back to Index)
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
December 15, 2008	By: /s/ Jonathan Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	December 15, 2008
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	December 15, 2008
JONATHAN Z. COHEN	and Chief Executive Officer

/s/ Michael J. Bradley	Director	December 15, 2008
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	December 15, 2008
CARLOS C. CAMPBELL

/s/ Kenneth A. Kind	Director	December 15, 2008
KENNETH A. KIND

/s/ Hersh Kozlov	Director	December 15, 2008
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	December 15, 2008
ANDREW M. LUBIN

/s/ John S. White	Director	December 15, 2008
JOHN S. WHITE

/s/ Steven J. Kessler	Executive Vice President	December 15, 2008
STEVEN J. KESSLER	and Chief Financial Officer

(Back to Index)

(Back to Index)

Resource America, Inc.
SCHEDULE II
Valuation and Qualifying Accounts

	Balance at Beginning of Year		Additions Charged to Costs and Expenses		Amounts Written Off Against the Allowance		Balance at End of Year
Allowance for investments in real estate loans:
September 30, 2008		$629		$500	$	−		$1,129
September 30, 2007		$770	$	−		$(141)		$629
September 30, 2006		$770	$	−	$	−		$770

Allowance for investments in commercial finance assets:
September 30, 2008		$120		$5,596		$(3,966)		$1,750
September 30, 2007	$	−		$229		$(109)		$120
September 30, 2006	$	−		$73		$(73)	$	−

Allowance for investments in loans held for investments:
September 30, 2008	$	−		$2,622		$(1,027)		$1,595
September 30, 2007	$	−	$	−	$	−	$	−
September 30, 2006	$	−	$	−	$	−	$	−

(Back to Index)

(Back to Index)
Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
September 30, 2008
(dollars in thousands)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition		Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs		Buildings and Land Improvements Total
Real estate owned
Hotel, Savannah, GA	$12,267	$10,187	$2,105	(a)	$16,366	$2,515	1853	6/30/2005	40 years

FIN 46 Assets
Commercial Retail (c) St. Cloud, MI	1,227	2,300	−		2,300	518	1970	7/01/2003 (a)	40 years

Commercial Retail (c) Elkins West, WV	−	1,600	−		1,600	217	1963	7/01/2003 (a)	40 years

Office Building Moberly, MI	1,482	1,866	−		1,866	38	1998	11/30/07	39 years
	$14,976	$15,953	$2,105		$22,132	$3,288

(a)	Date of FIN 46-R adoption.
(b)	Balances as of June 30, 2008 due to one-quarter lag reporting FIN 46-R results.

	Years Ended September 30,
	2008	2007	2006
Balance at the beginning of the period	$19,410	$19,545	$141,127
Additions during period:
Improvements, etc.	2,722	1,249	−
Other – basis adjustments	−	(91)	323
Other − reclass from other assets	−	−	4,678
	22,132	20,703	146,128

Deductions during the period:
Cost of real estate sold	−	919	126,177
Other − write-down	−	374	406
Balance at close of period	$22,132	$19,410	$19,545

(Back to Index)

(Back to Index)
Resource America, Inc.
SCHEDULE IV
Mortgage Loans on Real Estate
September 30, 2008
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgages	Carrying amount of mortgages	Principal amount of loans subject to delinquent principal or interest
Second Lien Loans
Apartment building, Hartford, CT	Fixed interest rate of 7.5%	1/1/2009	(a)	$12,579	$21,309	$7,709	$	−

Office building, Washington, DC	Fixed interest rate of 8%	8/1/2018	(b)	−	35,326	3,659		−

Office building, Omaha, NE	Fixed interest rate of 8%	8/31/2011		−	79	79		−

Office building, Philadelphia, PA	Fixed interest rate of 6%	4/27/2008	(c)	−	2,837	2,837		−

Multi-family unit, Seabrook Village, NJ	Fixed interest rate of 6%	11/30/2012		−	1,585	1,585		−

				$12,579	$61,136	$15,869	$	−

(a)	All net cash flows from related property
(b)	No current payments
(c)	We have commenced foreclosure proceedings against this property.

	Years Ended September 30,
	2008	2007	2006
Balance at the beginning of the period	$27,759	$28,584	$25,923
Additions during period:
New loans	−	1,597	4,909
Additions to existing loans	−	42	2,310
Other	4,795	760	465
	32,554	30,983	33,607

Deductions during the period:
Collections of principal	16,685	3,224	5,023
Balance at end of fiscal year (d)	$15,869	$27,759	$28,584

(d)	This balance does not include a note receivable, which is not a mortgage, relating to a partial sale of our interest in a real estate venture.