Form 10-Q
period 2008-12-31
RESOURCE AMERICA INC
filed 2009-02-06
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of outstanding shares of the registrant’s common stock on February 1, 2009 was 18,122,659.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)
PART I.                      FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS
RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS
Cash	$16,082	$14,910
Restricted cash	21,421	23,689
Receivables	2,638	2,014
Receivables from managed entities and related parties	36,769	35,674
Loans sold, not settled, at fair value	−	662
Loans held for investment, net	223,326	219,664
Investments in commercial finance - held for investment, net	239,583	182,315
Investments in commercial finance - held for sale, at fair value	103,023	110,773
Investments in real estate, net	36,961	37,972
Investment securities available-for-sale, at fair value	16,895	22,746
Investments in unconsolidated entities	17,313	18,523
Property and equipment, net	15,950	16,886
Deferred tax assets	53,956	44,467
Goodwill	7,969	7,969
Intangible assets, net	4,173	4,329
Other assets	11,989	15,764
Total assets	$808,048	$758,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$55,014	$56,309
Payables to managed entities and related parties	420	586
Borrowings	608,684	554,059
Deferred tax liabilities	1,007	1,060
Minority interests	1,701	2,610
Total liabilities	666,826	614,624

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,432,444 and 27,421,552 shares issued, respectively (including nonvested restricted stock of 466,724 and 513,386, respectively)	270	269
Additional paid-in capital	270,504	269,689
Accumulated deficit	(8,434)	(3,980)
Treasury stock, at cost; 9,300,461 and 9,312,232 shares, respectively	(101,312)	(101,440)
Accumulated other comprehensive loss	(19,806)	(20,805)
Total stockholders’ equity	141,222	143,733
	$808,048	$758,357

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2008	2007
REVENUES
Commercial finance	$15,384	$27,965
Real estate	6,890	6,472
Financial fund management	9,919	9,622
	32,193	44,059
COSTS AND EXPENSES
Commercial finance	7,449	9,381
Real estate	5,918	5,466
Financial fund management	5,728	6,614
General and administrative	4,008	3,458
Provision for credit losses	3,744	2,773
Depreciation and amortization	1,547	965
	28,394	28,657
OPERATING INCOME	3,799	15,402

OTHER (EXPENSE) INCOME
Interest expense	(8,399)	(14,677)
Minority interest income (expense), net	814	(1,091)
Loss on sales of loans	−	(18,332)
Impairment charges on investment securities available-for-sale	(4,923)	(1,017)
Other income, net	1,699	981
	(10,809)	(34,136)
Loss from continuing operations before taxes	(7,010)	(18,734)
Income tax benefit	(3,715)	(7,868)
Loss from continuing operations	(3,295)	(10,866)
Income (loss) from discontinued operations, net of tax	75	(111)
NET LOSS	$(3,220)	$(10,977)
Basic loss per common share:
Continuing operations	$(0.18)	$(0.62)
Discontinued operations	−	(0.01)
Net loss	$(0.18)	$(0.63)
Weighted average shares outstanding	17,639	17,428
Diluted loss per common share:
Continuing operations	$(0.18)	$(0.62)
Discontinued operations	−	(0.01)
Net loss	$(0.18)	$(0.63)
Weighted average shares outstanding	17,639	17,428

Dividends declared per common share	$0.07	$0.07

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2008
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive (Loss) Income
Balance, October 1, 2008	$269	$269,689	$(3,980)	$(101,440)	$(20,805)	$143,733
Net loss	-	−	(3,220)	-	-	(3,220)	$(3,220)
Treasury shares issued	-	(73)	-	128	-	55	−
Stock-based compensation	-	253	-	-	-	253	−
Restricted stock awards	1	899	-	-	-	900	−
Purchase of subsidiary stock held by a noncontrolling stockholder	-	(264)	−		-	(264)	−
Cash dividends	-	-	(1,234)	-	-	(1,234)	−
Other comprehensive income	-	-	-	−	999	999	999
Balance, December 31, 2008	$270	$270,504	$(8,434)	$(101,312)	$(19,806)	$141,222	$(2,221)

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,220)	$(10,977)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment charges on securities available-for-sale	4,923	1,017
Depreciation and amortization	2,011	1,290
Provision for credit losses	3,744	2,773
Minority interest (income) expense	(814)	1,091
Equity in losses of unconsolidated entities	314	3,061
Distributions from unconsolidated entities	1,548	4,764
Loss on sales of loans	−	18,332
Gain on sales of investments in commercial finance assets	(233)	−
Gain on sales of assets	(3)	(301)
Deferred income tax benefit	(653)	(8,288)
Non-cash compensation on long-term incentive plans	1,208	905
Non-cash compensation issued	(4)	110
Non-cash compensation received	(103)	(97)
(Increase) decrease in commercial finance investments held for sale	(23,443)	19,546
Changes in operating assets and liabilities	(2,058)	(245)
Net cash (used in) provided by operating activities of continuing operations	(16,783)	32,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(127)	(3,375)
Payments received on real estate loans and real estate	126	3,695
Investments in real estate	(1,118)	(738)
Purchase of commercial finance assets held for investment	(41,942)	(28,293)
Payments received on commercial finance assets held for investment	13,881	16,202
Purchase of loans and investments	(10,126)	(200,311)
Proceeds from sale of loans and investments	3,419	1,957
Principal payments received on loans	2,024	−
Net cash paid for acquisitions	−	(8,022)
Increase in other	(3,453)	(3,842)
Net cash used in investing activities of continuing operations	(37,316)	(222,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	163,095	416,900
Principal payments on borrowings	(108,601)	(162,452)
Distributions paid to minority interest holders	(72)	(937)
Dividends paid	(1,234)	(1,236)
Increase (decrease) in restricted cash	2,268	(57,273)
Proceeds from issuance of stock	−	158
Purchase of treasury stock	−	(237)
Purchase of subsidiary stock held by a noncontrolling stockholder	(264)	−
Net cash provided by financing activities of continuing operations	55,192	194,923
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	79	(6)
Financing activities	−	(5)
Net cash provided by (used in) discontinued operations	79	(11)
Increase in cash	1,172	5,166
Cash at beginning of year	14,910	14,624
Cash at end of period	$16,082	$19,790

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
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

The consolidated financial statements and the information and tables contained in the notes thereto as of December 31, 2008 and for the three months ended December 31, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“fiscal 2008”).  The results of operations for the three months ended December 31, 2008 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2009 (“fiscal 2009”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for two structured finance funds (the “SFF entities”) and LEAF Financial Corp. (“LEAF”) in which the senior executives held a 14.9% interest which reduced to 12.2% following the purchase of 300,000 noncontrolling shares by LEAF at December 31, 2008.

The Company is the general and a limited partner of the SFF entities.  The limited partners do not have the substantive ability to remove the general partner without cause based on a simple majority vote.  In accordance with Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Company, as the general partner, is presumed to control these entities, and therefore consolidates the limited partnerships.  Investment securities available-for-sale contain the interests in unconsolidated collateralized debt obligation (“CDO”) issuers owned by the Company and interests owned by the SFF entities that the Company controls and, as a result, are consolidated in its financial statements.  The Company's combined general and limited partner interests in the SFF entities range from 15% to 36% and the interests owned by third parties are reflected as minority interests.

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
DECEMBER 31, 2008
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation − (Continued)

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Investments in Unconsolidated Entities

The Company accounts for the investments it has in the commercial finance, real estate and financial fund management investment vehicles it has sponsored and manages in accordance with Accounting Principles Board Opinion (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock,” since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.

Commercial finance.  The Company has interests in four company-sponsored partnerships (one of which is currently in the offering stage).  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 5%.

Real estate. The Company has sponsored and manages seven real estate limited partnerships, including one in the offering stage, five limited liability companies and seven tenant-in-common (“TIC”) property interests that invest in multi-family residential properties.  The Company’s combined general partnership, limited partnership, membership and program interests in these partnerships, limited liability companies and TIC programs ranges from approximately 3% to 10%.

Financial fund management.  The Company has general and limited partnership interests in four company-sponsored partnerships that invest in regional banks.  The Company’s combined general and limited partnership interests in these partnerships range from approximately 5% to 10%.  As an owner of limited and general partner interests in these partnerships, the Company has the ability to exercise significant influence over their operating and financial decisions.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period.  Each of the Company’s three reporting segments makes estimates of its allowance for credit losses.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill and the fair value and effectiveness of interest rate swaps and caps.  The financial fund management segment makes assumptions in determining the fair value of its investments in securities available-for-sale.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the fiscal 2008 consolidated financial statements to conform to the fiscal 2009 presentation; including:

•	security deposits, previously included in accrued expenses and other liabilities, were reclassified to investments in commercial finance assets held for investment, net and held for sale, net; and

•	loss on sales of loans and impairment charges on investment securities available-for-sale were separately disclosed on the statements of operations.

Based on the Company’s discontinuance of one of its operating entities, the respective operations of that business have been classified as discontinued.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Loans

Loans held for investment and Loans sold, not settled.  The CDO issuer that the Company manages and consolidates, in accordance with FIN 46-R, purchased participations in corporate loans in the secondary market and through syndications of newly-originated loans.  These loans are held for investment as the Company has the ability and intent to hold them for the foreseeable future or until their maturity or payoff.  Accordingly, these loans are initially recorded at their purchase price, and subsequently accounted for based on their outstanding principal plus or minus any unamortized premiums or discounts and reduced as needed by an allowance for credit losses.  The Company may sell a loan held for investment if the credit fundamentals underlying a particular loan have changed in such a manner that the Company’s expected return on investment may decrease.  Once the Company decides that it will no longer hold the loan for investment, the loan is recorded at the lower of amortized cost or fair value.  Purchases and sales of loans held for investment are recorded on a trade date basis.  Trades that did not settle as of September 30, 2008 were classified as loans sold, not settled in the consolidated balance sheets.  Gains and/or losses on sales of loans held for investment are recorded as of the trade date.

Interest income on these loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts.  Premiums and discounts are amortized or accreted into interest income using the effective interest method which recognizes a level interest rate as a percentage of the carrying amount of the loan.

Loans that are currently in default or where default is imminent are placed on non-accrual status until the situation materially changes, and all accruals of income previously booked will be reversed. While on non-accrual status, interest income will be recognized only when an actual payment is received.

Loans held for investment are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.  Loans held for investment are separated into four categories for evaluation of impairment.  Category 1 contains loans that have defaulted or are expected to default imminently.  These loans require a specific impairment charge and are placed on non-accrual status until the situation materially changes.  Category 2 contains loans where nearer-term liquidity concerns exist as to the collectability of all amounts due according to the contractual terms of the loan agreement, but no certainty as to which, if any, loans will default.  The Company applies a general reserve for these loans with assumed recovery rates of 70% for first lien loans and 35% for second lien loans.  Category 3 contains loans that show some liquidity concerns but where the probability for potential defaults is not quantifiable; therefore, no reserve is established.  Category 4 contains loans that show remote signs of liquidity concerns and, therefore, no reserve is established.  When a loan is impaired, the allowance for credit losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on (a) market price, if available; (b) the fair value of the collateral less estimated disposition costs; or (c) the present value of estimated cash flows.  Increases in the allowance for credit losses are recognized in the statements of operations as a provision for credit losses.  When a loan, or a portion thereof, is considered uncollectible and pursuit of the collection is not warranted, the Company records a charge-off of the loan against the allowance for credit losses.

Real estate loans.  Real estate loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses, if necessary. These loans are included in investments in real estate in the consolidated balance sheets. Interest on these loans is calculated based upon the principal amount outstanding. Accrual of interest is stopped on a loan when management believes, after considering economic factors, business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral less estimated selling costs approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Loans − (Continued)

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

The Company holds two real estate loans that it acquired at a discount due to credit quality, and accounts for these loans in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3.  The Company accretes the difference between its cost basis and the sum of projected cash flows from its loans into interest income over the estimated life of the loan using the interest method.  The Company reviews projected cash flows, which include amounts realizable from the underlying properties, on a regular basis.  Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.  The Company also utilizes the cost recovery method for loans when appropriate under the circumstances.

Investments in Commercial Finance

Investments in commercial finance assets consist of notes receivable, direct financing leases, operating leases and future payment card receivables.  Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.  Those investments that the Company is holding for sale to its leasing investment partnerships are reflected separately at fair value as held for sale in the consolidated balance sheets.

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

The Company discontinues recognizing revenue for leases and loans for which payments are more than 90 days past due.  The amount of commercial finance assets on non-accrual totaled $9.1 million at December 31, 2008.  Fees from delinquent payments are recognized when received.
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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investments in Commercial Finance − (Continued)

During the lease terms of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during three months ended December 31, 2008 and 2007.

Future payment card receivables.  Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on future credit card receipts.  Revenues from this operation are recorded under the effective interest method.

The Company evaluates the adequacy of the allowance for credit losses in commercial finance (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience on the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  For Merit, the allowance for losses is based upon its previous loss history, economic conditions and trends.  The Company’s policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

Investment Securities Available-for-Sale

The Company’s investment securities available-for-sale, including its investments in CDO issuers, are carried at fair value.  The fair value of these CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimation due to the lack of market activity and unobservable pricing inputs.

         The Company’s interests in CDO issuers are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” (“EITF 99-20”).  In December 2008, the Company adopted FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20.”  In accordance with EITF 99-20-1, the Company recognizes a realized loss through earnings when it is probable there has been an adverse change in the security-holder’s estimated cash flow from previous projections.  This treatment is consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as a reduction of current earnings.  The cost basis adjustment for other-than-temporary impairment is recoverable only upon the sale or maturity of the security.

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized. Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred. Goodwill is tested at the reporting unit level using a two-step process. The first step is a screen for potential impairment. In this process, the fair value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.

SFAS 142 requires that the impairment review of goodwill be based on estimated fair values. The Company utilizes the discounted cash flow approach to estimate the fair value of its reporting units. The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. These assumptions are based on the current economic environment and credit market conditions.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Goodwill − (Continued)

In fiscal 2007, the Company’s commercial finance segment acquired the leasing division of Pacific Capital Bank N.A. and recorded goodwill of $8.0 million.  During the first quarter of fiscal 2009, the market price of the Company’s common stock declined below its book value.  This decline is reflective of general  market conditions and more specifically for the Company, reflects the reduced availability of financing for its commercial finance business and the resulting impact on its ability to grow that business through the acquisition of assets.  Accordingly, the Company determined that a triggering event under SFAS 142 had occurred and performed, as of December 31, 2008, an interim assessment of goodwill for impairment at the commercial finance reporting unit.  Based on the test results, management of the Company concluded that there was no impairment of its goodwill at December 31, 2008.

Accounting Standards Issued But Not Yet Effective

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 are effective for reporting periods ending after November 15, 2008 (for the Company in fiscal 2010).  The Company is currently evaluating the potential impact of FSP FAS 133-1 and FIN 45-4.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for the Company in fiscal 2010.  All prior-period earnings per share data presented must be adjusted retrospectively.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (for the Company in fiscal 2010).  The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Accounting Standards Not Yet Adopted − (Continued)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  This Statement replaces SFAS 141 but retains its fundamental requirement that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations made by the Company on or after October 1, 2009.  While the Company has not yet evaluated the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.  SFAS 160 is effective for the Company in fiscal 2010.

Newly Adopted Accounting Principles

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”). FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a SPE that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. The Company has adopted this pronouncement as of October 1, 2008 and included the appropriate disclosures within its financial statements as of December 31, 2008.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash. The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At December 31, 2008, the Company had $23.4 million (excluding restricted cash) in deposits at various banks, of which $18.4 million was over the temporary insurance limit of the Federal Deposit Insurance Corporation of $250,000 through December 31, 2009.  No losses have been experienced on such investments.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Three Months Ended December 31,
	2008	2007
	(unaudited)
Cash paid during the period for:
Interest	$7,057	$18,279
Income taxes	12	1,224
Non-cash activities include the following:
Transfer of loans held for investment:
Reduction of loans held for investment	−	194,207
Termination of associated secured warehouse credit facilities	−	(194,207)
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	−	(51,524)
(Repayments of) borrowings to fund purchases of loans	−	(107,841)
Proceeds from sale of loans	−	152,843
Principal payments on loans	−	7,366
(Losses) gain on sale of loans	−	(29)
Use of funds held in escrow for purchase of loans	−	3,000
Acquisitions of commercial finance assets:
Commercial finance assets acquired	−	412,541
Purchase of building and other assets	−	7,835
Debt incurred for acquisition	−	(391,176)
Liabilities assumed	−	(21,178)
Transfer of commercial finance assets from held for investment to held for sale	36,916	−

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

For the three months ended December 31, 2008 and 2007, all outstanding equity awards were antidilutive due to the reported losses and, therefore, were excluded from the computation of Diluted EPS.

NOTE 5 − RESTRICTED CASH

The Company’s restricted cash includes the following (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Escrow funds − financial fund management	$9,920	$13,736
Collection accounts – commercial finance	10,409	8,888
Escrow funds – real estate and other	1,092	1,065
	$21,421	$23,689

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 6 − LOANS

Loans held for investment, net.  In December 2007, the Company closed Apidos CDO VI, a $240.0 million securitization of corporate loans, and provided the equity of $21.3 million for this investment.  At December 31, 2008, this portfolio consisted of floating rate loans at various London Inter-Bank Offered Rates (“LIBOR”) plus 1.15% to 9.50% with maturity dates ranging from December 2010 to June 2022.  There were no fixed rate loans as of December 31, 2008 or September 30, 2008.

The following is a summary of the secured bank loans held for investment by Apidos CDO VI that the Company consolidates (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Bank loans:
Principal	$229,649	$223,659
Unamortized premium	208	226
Unamortized discount	(3,913)	(2,626)
	225,944	221,259
Allowance for credit losses	(2,618)	(1,595)
Loans held for investment, net	$223,326	$219,664

Loans sold, not settled	$ −	$662

The following table summaries the activity in the allowance for credit losses for loans held for investment (in thousands):

	Three Months Ended December 31,
	2008	2007
	(unaudited)
Balance, beginning of period	$1,595	$	−
Provision for credit losses	1,738		458
Charge-offs	(715)		−
Balance, end of period	$2,618		$458

NOTE 7 − INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	December 31, 2008			September 30, 2008
	(unaudited)
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Notes receivable (1)	$166,665	$39,809	$206,474	$125,904	$71,988	$197,892
Direct financing leases, net	65,591	59,464	125,055	44,396	36,073	80,469
Future payment card receivables, net	10,015	−	10,015	13,667	−	13,667
Assets subject to operating leases, net (2)	282	3,750	4,032	98	2,712	2,810
Allowance for credit losses	(2,970)	−	(2,970)	(1,750)	−	(1,750)
Investments in commercial finance, net	$239,583	$103,023	$342,606	$182,315	$110,773	$293,088

(1)	The interest rates on notes receivable generally range from 7% to 15%.

(2)
Net of accumulated depreciation of $231,000 and $105,000 for commercial finance assets held for sale as of December 31, 2008 and September 30, 2008, respectively, and $64,000 and $28,000 for those commercial assets held for investment as of December 31, 2008 and September 30, 2008, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 7 − INVESTMENTS IN COMMERCIAL FINANCE − (Continued)

The components of direct financing leases are as follows (in thousands):

	December 31, 2008			September 30, 2008
	(unaudited)
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$77,078	$70,528	$147,606	$54,090	$44,286	$98,376
Initial direct costs, net of amortization	801	1,630	2,431	549	1,289	1,838
Unguaranteed residuals	292	1,708	2,000	109	450	559
Security deposits	(913)	(868)	(1,781)	(2,336)	(1,957)	(4,293)
Unearned income	(11,667)	(13,534)	(25,201)	(8,016)	(7,995)	(16,011)
Investments in direct financing leases, net	$65,591	$59,464	$125,055	$44,396	$36,073	$80,469

Merit provides capital advances to small businesses based on factoring their future credit card receipts.  The components of future payment card receivables are as follows (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Total future payment card receivables	$12,394	$16,845
Unearned income	(2,379)	(3,178)
Investments in future payment card receivables	$10,015	$13,667

The following table summarizes the activity in the allowance for credit losses for the Company’s commercial finance portfolio (in thousands):

	Three Months Ended December 31,
	2008	2007
	(unaudited)
Balance, beginning of period	$1,750	$120
Provision for credit losses	1,977	2,315
Charge-offs	(762)	(1,177)
Recoveries	5	137
Balance, end of period	$2,970	$1,395

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 8 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Real estate loans:
Balance, beginning of period	$17,413	$27,765
New loans	−	1,500
Collection of principal	(126)	(16,691)
Interest received	(1,098)	(4,221)
Accreted and accrued interest income	241	1,549
Gains on sales	−	7,511
Balance, end of period	16,430	17,413
Less allowance for credit losses	(1,158)	(1,129)
Net real estate loans	15,272	16,284
Real estate:
Ventures	7,892	7,837
Owned, net of accumulated depreciation of $2,662 and $2,515	13,797	13,851
Total real estate	21,689	21,688
Investments in real estate, net	$36,961	$37,972

Included in real estate loans are two loans valued at $4.4 million that are considered impaired for which an allowance of $1.1 million has been reserved.  No interest is being accrued on these loans.

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Three Months Ended December 31,
	2008	2007
	(unaudited)
Balance, beginning of period	$1,129	$629
Provision for credit losses	29	−
Charge-offs	−	−
Balance, end of period	$1,158	$629

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company has invested in two affiliated publicly-traded companies, RCC and The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK), in addition to its investments in CDO issuers it has sponsored and manages, as follows (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
CDO securities	$8,703	$10,153
RCC stock	7,748	12,002
TBBK stock	444	591
Investment securities available-for-sale	$16,895	$22,746

The Company held approximately 2.0 million shares of RCC common stock at December 31, 2008 and September 30, 2008.  In addition, the Company has options to acquire 2,166 shares of RCC common stock at an average price of $15.00 per share.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE − (Continued)

The Company held 118,290 shares of TBBK at December 31, 2008 and September 30, 2008.  The Company’s supplemental employment retirement plan for the Company’s former Chief Executive Officer, which is reflected in other assets, held an additional 123,719 shares of TBBK as well as other equity securities with a value of $863,000 and $1.0 million at December 31, 2008 and September 30, 2008, respectively.

Investments in CDO securities represent investments in 18 CDO issuers that the Company has sponsored and manages of which the Company has fully impaired eight and seven CDO investments at December 31 and September 30, 2008, respectively.  These investments are held directly through the Company’s financial fund management entities and indirectly through the consolidation of the SFF entities that the Company manages as the general partner.  Interests owned by third parties in the SFF entities, reflected as minority interest, totaled $455,000 and $611,000 as of December 31 and September 30, 2008, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations, which accordingly impact their fair value.

Unrealized gains (losses).  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands) (unaudited):

	Cost or Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
December 31, 2008	$44,923	$	−	$(28,028)	$16,895
December 31, 2007	$64,584		$660	$(20,099)	$45,145

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands) (unaudited):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2008	$900	$(1,217)	3	$15,995	$(26,811)	9
December 31, 2007	$16,194	$(2,714)	6	$23,555	$(17,385)	6

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

Realized losses.  The global credit markets have been subject to substantial volatility and reduction in liquidity.  This volatility and reduction in liquidity has affected banks, thrifts and other financial institutions as well as direct and indirect real estate investments.  Consequently, in the first quarter of fiscal 2009 the Company recorded charges of $4.9 million for the other-than-temporary impairment of certain of its investments in CDO issuers, primarily those with investments in bank loans ($4.1 million, including $2.0 million in Europe) and financial institutions ($789,000).  During the first quarter of fiscal 2008, the Company recorded charges of $1.0 million for the other-than-temporary impairment of certain of its investments in CDO issuers, primarily those with investments in financial institutions ($365,000) and real estate asset-backed securities, including residential mortgage-backed securities and commercial mortgage-backed securities ($652,000).

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 10 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	December 31, 2008	September 30, 2008	Range of Combined Partnership Interests
	(unaudited)
Real estate investment partnerships	$10,874	$10,422	3% to 11%
Financial fund management partnerships	3,846	4,927	5% to 10%
Commercial finance investment partnerships	1,001	1,636	1% to 5%
Trapeza management partnerships	1,592	1,538	33% to 50%
Total investments in unconsolidated entities	$17,313	$18,523

NOTE 11 – VARIABLE INTEREST ENTITIES

Consolidated VIEs

The Company’s equity interest in Apidos CDO VI is subordinated in right of payment to all other securities issued by Apidos CDO VI.  The Company, utilizing estimated default rates, prepayment speed, recovery percentage and expected cash flows was deemed to be the primary beneficiary and, therefore, consolidated Apidos CDO VI with the Company in accordance with FIN 46-R.  The Company’s maximum loss exposure on Apidos CDO VI is limited to its investment.
Variable interests in the Company’s real estate segment primarily relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  The Company has two interests in its legacy loan portfolio for which the Company is deemed to be the primary beneficiary of the VIE and, therefore, the entities are consolidated with the Company.  The Company’s maximum loss exposure on these loans is limited to its investment.

The following table reflects the assets and liabilities of these VIEs that were included in our consolidated balance sheet at December 31, 2008 (in thousands) (unaudited):

	Apidos CDO VI		Real Estate Loans
Cash	$	−	$88
Restricted cash		9,921	−
Receivables		1,314	3
Loans held for investment, net		223,326	−
Property and equipment, net		−	3,050
Other assets		−	4
Total assets		$234,561	$3,145

Accrued expenses and other liabilities		$2,845	$53
Borrowings (1)		213,452	1,186
Total liabilities		$216,297	$1,239

(1)	CDO senior notes are reflected net of deferred issuance costs of $4.5 million.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 11 – VARIABLE INTEREST ENTITIES − (Continued)

VIE Not Consolidated

In May 2008, the Company through its real estate segment entered into a joint venture with an institutional partner to originate, invest in and manage distressed real estate assets.  Under the terms of the joint venture agreement, the institutional partner has provided a $500.0 million credit facility to RRE VIP Borrower, LLC (“VIP Borrower”), a VIE and a wholly-owned real estate subsidiary of the Company, which will acquire and manage the distressed assets.  As loans are made under the facility, VIP Borrower will acquire a 2% participation in each loan and will contribute 3% of each loan as equity. The facility will be available for 24 months, and each loan will have a 60-month term during which interest will accrue at 12% per annum.  Each loan will be repaid from gross receipts of the underlying loan or real estate asset securing such loan.  In addition to accrued interest, the institutional partner will be entitled to distributions of net available cash flow, after payment/reimbursement of costs, protective advances, management fees, interest, and equity, as follows: 75% to the institutional partner and 25% to VIP Borrower until the institutional partner has earned an 18% internal rate of return; thereafter, 60% will be distributed to the institutional partner and 40% to VIP Borrower. Accordingly, the institutional partner will receive the majority of the expected losses/residual returns and, as a result, was determined to be the primary beneficiary.  As such, VIP Borrower is not consolidated by the Company.  The Company’s maximum loss exposure on VIP Borrower is limited to its investment.

The following table reflects the assets and liabilities of VIP Borrower at December 31, 2008 which were not included in the Company’s consolidated balance sheet (in thousands) (unaudited):

Restricted cash	$418
Loans held for investment	9,406
Total assets	$9,824

Accrued expenses and other liabilities	$26
Borrowings	9,213
Total liabilities	$9,239

NOTE 12 − BORROWINGS

The credit facilities of the Company, as well as those of the VIEs that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows:

	As of December 31,		As of September 30,
	2008		2008
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
	(unaudited)
Commercial finance:
Secured revolving credit facilities	$250,000	$175,266	$140,369
	150,000	145,200	128,950
LEAF Commercial Finance Fund, LLC promissory notes	−	7,215	3,416
Subtotal − Commercial finance	$400,000	327,681	272,735

Financial fund management:
Consolidated under FIN 46-R:
CDO senior notes, net (1)	$218,000	213,452	213,321

Corporate:
Secured revolving credit facilities	$45,000	43,600	43,600
	14,000	6,770	7,000
Subtotal − Corporate	$59,000	50,370	50,600

Other debt		17,181	17,403
Total borrowings outstanding		$608,684	$554,059

(1)	CDO senior notes are reflected net of deferred issuance costs of $4.5 million.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Commercial Finance

Secured revolving credit facilities. LEAF Commercial Finance Fund, LLC (“LCFF”), a subsidiary of LEAF, has a $250.0 million line of credit with Morgan Stanley.  The facility is non-recourse to the Company and matures in October 2009.  At maturity, LCFF would not be required to make full repayment of the line; rather LCFF would repay the outstanding balance, at a higher rate of interest, as payments are received on the underlying leases and loans which collateralize the borrowings.  Interest and principal payments are due monthly.  The interest rate is based on one-month LIBOR plus 1.15%.  The borrowing availability on the line may be increased at any time with the lender’s consent.   If the lender agrees to increase the availability, the Company must pay a fee equal to 0.20% of the principal amount of the increase.  The Company is also required to pay unused facility fees on the available balance of the line and is subject to a prepayment penalty if loans are repaid prior to maturity.  Weighted average borrowings for the three months ended December 31, 2008 and 2007 were $151.4 million and $135.2 million, respectively, at an effective interest rate of 5.3% and 5.8%, respectively.  The Company utilizes interest rate swaps and interest rate caps on this facility to mitigate fluctuations in LIBOR.

In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  The underlying equipment being leased or financed collateralizes the borrowings.  In September 2007, LEAF entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  The swap agreement terminates in September 2009.  Weighted average borrowings for the three months ended December 31, 2008 and 2007 were $142.5 million and $121.0 million, respectively, at an effective interest rate of 5.2% and 6.4%, respectively.

LCFF promissory notes.  In August 2008, the Company began offering investors units of participation in LCFF in the form of 8.25% fixed promissory notes in the maximum amount of $25.0 million.  The notes have a six-year term, are recourse to LCFF and require interest only payments until their maturity (six years after the offering termination date).  The Company may call or redeem the notes, in whole or in part, at any time during the interest only period.

Transferred bridge loans.  In November 2007, LEAF acquired substantially all of the equipment leases and loans of NetBank and obtained $368.1 million of bridge financing from Morgan Stanley to provide funding for the acquisition.  The financing agreement provided for two loans; a $333.4 million class A loan and a $34.7 million class B loan which were secured by the NetBank assets acquired.  This facility and the $311.0 million of outstanding loans were transferred to LEAF Equipment Leasing Income Fund III, L.P. (“Fund III”) in April 2008.  The interest rate on the class A loan was the adjusted eurodollar rate (defined as the 30 day LIBOR rate) plus 2.00%.  The interest rate on the class B loan was the adjusted eurodollar rate plus 10.00%.  Weighted average borrowings on these loans for the three months ended December 31, 2007 were $217.5 million, at an effective interest rate of 7.5%.

Financial Fund Management

CDO senior notes.  In December 2007, the Company closed and acquired all of the equity interests in Apidos CDO VI, which issued $218.0 million of its senior notes at par.  The investments held by Apidos CDO VI collateralize the debt and, as a result, are not available to the Company, its creditors or stockholders.  The senior notes, which are non-recourse to the Company, consist of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.00%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  All of the notes issued mature on December 13, 2019, although the noteholders have the right to call the notes anytime after January 4, 2012, or in the case of a refinancing, anytime after January 4, 2011.  The weighted average interest rate for the three months ended December 31, 2008 and 2007 was 5.9%.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Financial Fund Management − (Continued)

Terminated secured warehouse credit facilities.  The Company was a party to various warehouse credit agreements for facilities which provided funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities were consolidated by the Company in accordance with FIN 46-R while the assets were accumulating.  Upon the termination or closing of the offerings of the respective CDO issuers, the facilities were terminated and the interest was paid.  The following financial fund management warehouse facilities were terminated during fiscal 2008:

●
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley with interest at LIBOR plus 0.75%.  The Company determined to end this facility at its maturity date on January 16, 2008 and terminated the related CDO issuer.  The Company recorded a loss as of December 31, 2007 from the subsequent sale of the underlying loans in the portfolio by Morgan Stanley.  The Company has no further exposure under this facility.  Average borrowings for the three months ended December 31, 2007 were $50.5 million, at an effective interest rate of 5.8%.

●
In January 2007, a EUR 400.0 million facility was opened with Morgan Stanley with interest at European LIBOR plus 0.75%.  The Company also determined to end this facility at its maturity date on January 11, 2008 and terminated the related CDO issuer.  The Company recorded a loss as of December 31, 2007 from the subsequent sale of the underlying loans by Morgan Stanley.  The Company has no further exposure under this facility.  Average borrowings for the three months ended December 31, 2007 were $141.9 million, at an effective interest rate of 5.3%.

●
In connection with the closing of Apidos CDO VI and the issuance of its senior notes, a $400.0 million facility opened in August 2006 with affiliates of Credit Suisse Securities (USA) LLC was terminated in December 2007.  The interest rate was LIBOR plus 0.625%.  Average borrowings for the three months ended December 31, 2007 were $144.1 million, at an effective interest rate of 5.7%.

Corporate − Secured Revolving Credit Facilities

TD Bank, N.A. (previously Commerce Bank, N.A.) (“TD Bank”).  In May 2007, the Company entered into a $75.0 million revolving credit facility with TD Bank expiring on May 23, 2012.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of 1,279,418 shares of RCC.  Availability under the facility was limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  On August 7, September 30, and December 19, 2008, the revolving credit facility was amended to reduce the minimum net worth covenant to $140.0 million for the period September 30, 2008 to December 30, 2008, to $135.0 million for the period December 31, 2008 to March 30, 2009, to $140.0 million for the period March 31, 2009 to September 29, 2009, to $150.0 million for period September 30, 2009 to September 29, 2010 to $160.0 million for the period September 30, 2010 to September 29, 2011 and to $170.0 million for period beginning September 30, 2011 and thereafter.  In consideration for the amendment, the Company and TD Bank agreed to reduce the outstanding commitment of $75.0 million under the facility as follows:  to $60.0 million on August 7, 2008, to $55.0 million on September 30, 2008, to $45.0 million on December 31, 2008 and to $30.0 million on March 31, 2009.  Borrowings bear interest at one of two rates at the Company’s election: (i) the prime rate plus 1%, or (ii) LIBOR plus 2.25%.  The Company is also required to pay an unused facility fee of 0.25% per annum, payable quarterly in arrears.  Weighted average borrowings for the three months ended December 31, 2008 and 2007 were $43.6 million and $40.7 million, respectively, at an effective interest rate of 5.9% and 8.3%, respectively.  As of December 31, 2008, availability on this line was limited to $1.2 million.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is secured by certain real estate collateral and certain investment securities available-for-sale.  Availability, based on the value of the collateral, was limited to $360,000 as of December 31, 2008.  Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for the three months ended December 31, 2008 and 2007 were $6.9 million and $1.3 million, respectively, at an effective interest rate of 4.9% and 11.9%, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Other Debt

Unsecured term note.  In September 2008, the Company entered into a three-year unsecured term note in the amount of $473,000 to finance the purchase of software.  The loan requires 36 monthly principal and interest payments of $14,176.  The principal balance as of December 31, 2008 was $436,000.

Mortgage loans.  In November 2007, in conjunction with the acquisition of Dolphin Capital Corp., the Company obtained a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The mortgage, with an outstanding balance of $1.5 million at December 31, 2008, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077.

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of December 31, 2008 was $12.2 million.

As of December 31, 2008, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding balance of $1.2 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

Secured notes.  At December 31, 2008, the Company had an outstanding balance of $451,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%, maturing in February 2011.

In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 1.0% and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collateralize the note.  The outstanding balance as of December 31, 2008 was $656,000.

Capital leases.  The Company has entered into various capital leases for the purchase of software and equipment.  These capital leases have interest rates ranging from 5.4% to 8.4% and terms ranging from three years to five years.  The principal balance of these leases was $733,000 at December 31, 2008.

Debt repayments.  Annual principal payments on the Company’s aggregate borrowings over the next five years ending December 31 and thereafter are as follows (in thousands) (unaudited):

2009	$212,133
2010	39,918
2011	260,661	(1)
2012	53,659
2013	15,600
Thereafter	31,261
	$613,232	(2)

(1)
Includes the repayment of $218.0 million of senior notes issued by Apidos CDO VI which the Company consolidates in accordance with FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the note holders.

(2)	Reflects gross principal repayments excluding reduction for unamortized deferred issuance costs of $4.5 million for Apidos CDO VI.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Covenants

The Company’s debt agreements are subject to certain financial covenants which are customary for the type and size of its related debt facilities.  The Company was in compliance with all of its debt covenants as of December 31, 2008.

Covenants for the Company’s commercial finance secured revolving credit facilities include minimum tangible net worth, maximum leverage ratios and interest coverage.  The minimum tangible net worth covenants measures the Company’s and LEAF’s equity as adjusted for intangibles and components of accumulated other comprehensive income related to hedge accounting as well as intercompany debt for one of the facilities.  The maximum leverage covenants restrict the amount LEAF can borrow based on a ratio of the total debt compared to its net worth.  Debt service ratios measure LEAF’s ability to produce sufficient cash flow to meet its annual interest and principal payments on debt.

For the Company’s corporate secured revolving credit facilities, debt covenants include consolidated net worth, debt service coverage ratios and debt to equity ratios.  The consolidated net worth covenant measures the Company’s consolidated equity adjusted for certain components of accumulated other comprehensive income related to hedge accounting or intangible assets.  The debt to equity ratio restricts the amount of recourse debt the Company can issue based on a ratio of recourse debt to net worth adjusted for certain components of accumulated other comprehensive income related to hedge accounting.

NOTE 13 − COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company include primarily changes in the fair value, net of taxes, of investment securities available-for-sale and hedging contracts.

The following table reflects the changes in comprehensive loss (in thousands):

	Three Months Ended
	December 31,
	2008	2007
	(unaudited)
Net loss	$(3,220)	$(10,977)
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(7,410) and $(2,167)	1,035	(4,477)
Less: reclassification for realized losses, net of tax of $2,603 and $433	2,308	598
	3,343	(3,879)
Unrealized losses on hedging contracts, net of tax of $(4,277) and $(2,450)	(2,220)	(3,622)
Foreign currency translation (loss) gain	(614)	496
Minimum pension liability adjustment, net of tax of $(444) and $35	490	(35)
Comprehensive loss	$(2,221)	$(18,017)

The changes in accumulated other comprehensive loss associated with cash flow hedge activities were as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007
	(unaudited)
Balance at beginning of period	$(2,503)	$(732)
Current period changes in fair value, net of tax of $(4,277) and $(2,450)	(2,220)	(3,622)
Balance at end of period	$(4,723)	$(4,354)

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 14 – DERIVATIVE INSTRUMENTS

The Company’s uses derivative financial instruments, including interest rate swaps and interest rate caps, designated as cash flow hedges to manage its exposure to changes in market interest rates on some of its debt.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

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

As of December 31, 2008, the Company held thirteen interest rate swaps with a fair value of $9.3 million which is included in accrued expenses and other liabilities and held eight interest rate caps with a fair value of $425,000 which are included in other assets.

At December 31, 2008, the notional amount of the interest rate swaps was $167.4 million with termination dates ranging from September 2009 to November 2020.  The notional value of interest rate caps were $62.1 million with expiration dates ranging from March 2012 from February 2016.  As of December 31, 2008, included in accumulated other comprehensive income were unrealized net losses of $4.2 million (net of tax and minority interest of $6.4 million) on these interest rate swaps and caps.  The Company recognized no gain or loss during the three months ended December 31, 2008 for hedge ineffectiveness.  Assuming market rates remain constant with the rates at December 31, 2008, the Company estimates that approximately $2.5 million of the loss in accumulated other comprehensive loss will be recognized in earnings over the next 12 months.

In addition, as of December 31, 2008, included in accumulated other comprehensive income is $487,000 (net of tax and minority interest of $642,000) of net unrealized losses related to hedging instruments held by the commercial finance investment partnerships in which the Company owns an equity interest.

NOTE 15 - INCOME TAXES

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

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in other states in which the Company has significant business operations, such as Pennsylvania and New York.  The Company is not currently undergoing any examinations by taxing authorities.  The Company is not subject to U.S. federal income tax examination for fiscal years before 2004 and is not subject to state and local income tax examinations for fiscal years before 2001.

Effective October 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109” (“FIN 48”).  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as other operating expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the effective tax rate and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next nine months.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 16 − STOCK−BASED COMPENSATION

Employee stock options.  The Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Grants generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years after the date of grant.

The Company’s employee stock plans allow for grants of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  Under the 2005 employee stock plan, the Company may also grant restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

During the three months ended December 31, 2008, the Company did not grant any employee stock options.  The Company granted 10,000 employee stock options during the three months ended December 31, 2007.  The Company does not record a tax benefit for options at the grant date since the options it issues are generally ISOs and its employees have typically held the stock received on exercise for the requisite holding period.

The Company’s calculation of the fair value of options granted was made using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended
December 31, 2007
(unaudited)
Fair value of stock options granted	$3.56
Expected life (years)	6.25
Expected stock volatility	28.9%
Risk-free interest rate	4.8%
Dividend yield	1.7%

As of December 31, 2008, the Company had unamortized compensation expense related to nonvested stock options of $820,000.  These costs are expected to be recognized over a weighted-average period of 1.2 years.  Option compensation expense for the three months ended December 31, 2008 and 2007 was $254,000 and $250,000, respectively.

Restricted stock.  During the three months ended December 31, 2008, the Company did not award any shares of restricted stock.  During fiscal 2008, the Company awarded 505,817 shares of restricted stock valued at $6.8 million.  Most of the Company’s restricted shares vest 25% annually commencing one year from the grant date.  For the three months ended December 31, 2008 and 2007, the Company recorded compensation expense related to outstanding restricted stock awards of $899,000 and $521,000, respectively.

Performance-based awards.  The Company has granted restricted stock awards that vest based on the achievement of specific performance goals over a specified performance period.  These goals include such measures as earnings per share, return on equity, revenues and assets under management.  The maximum number of stock units that may vest based on attainment of these performance goals as of December 31, 2008 is 595,989 units based on management’s assessment of obtaining the performance goals.  No expense has been recorded relative to these awards.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 16 − STOCK−BASED COMPENSATION − (Continued)

Aggregate information regarding the Company’s employee stock options as of December 31, 2008 is as follows (unaudited):

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares		Price	Term (in years)	Value
Balance – October 1, 2008	3,373,199		$7.94
Granted	−		$ −
Exercised	−		$ −
Forfeited	(10,281)		$6.10
Balance - December 31, 2008	3,362,918		$7.80	3.7	$464,715
Exercisable - December 31, 2008	3,108,233
Available for grant	357,526	(1)

(1)	Reduced for restricted stock awards granted, net of forfeitures, under the Company’s Amended and Restated 2005 Omnibus Equity Compensation Plan.

The following table summarizes the activity for nonvested employee stock options and restricted stock during the three months ended December 31, 2008 (unaudited):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested Stock Options
Outstanding − October 1, 2008	260,185	$6.23
Granted	−	$ −
Vested	(2,500)	$(5.87)
Forfeited	(3,000)	$(3.70)
Outstanding – December 31, 2008	254,685	$6.27

Nonvested Restricted Stock
Outstanding − October 1, 2008	612,934	$15.29
Granted	−	$ −
Vested	(57,554)	$(19.62)
Forfeited	(4,506)	$(14.22)
Outstanding – December 31, 2008	550,874 (1)	$14.85

(1)
At December 31, 2008 and September 30, 2008, includes 84,150 and 99,548 shares, respectively, of nonvested restricted stock that do not have dividend equivalent rights and, therefore, are not included in the shares outstanding in the consolidated balance sheets.

NOTE 17 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed a voluntary correction program with the IRS regarding various administrative issues related primarily to the use of cash dividends paid on the shares held in the Employee Stock Ownership Plan, incorrect compensation used for contribution allocation purposes and incorrect share release.  The impact to the Company has not yet been determined.

Supplemental Employment Retirement Plan (“SERP”).  Under the SERP for Edward E. Cohen (“E. Cohen”), the Company pays an annual benefit equal to 75% of his average income as defined, while he was the Company’s chief executive officer.  The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company’s chief executive officer to become chief executive officer and president of Atlas America), whichever is longer.  E. Cohen continues to serve as the Chairman of the Company’s Board of Directors.
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 17 – BENEFIT PLANS − (Continued)

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended,
	December 31,
	2008	2007
	(unaudited)
Interest cost	$129	$125
Expected return on plan assets	(13)	(48)
Amortization of actuarial loss	45	−
Net cost	$161	$77

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	December 31,	September 30,
	2008	2008
	(unaudited)
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$22,599	$22,844
Financial fund management entities	4,330	4,151
Real estate investment partnerships and TIC property interests	7,376	6,563
RCC	2,216	1,870
Other	248	246
Receivables from managed entities and related parties, net	$36,769	$35,674
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$160	$316
Other	260	270
Payables to managed entities	$420	$586

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	December 31,
	2008	2007
	(unaudited)
Financial Fund Management- fees from managed entities (1)	$1,203	$3,038
Real Estate – fees from investment partnerships and TIC property interests	4,393	2,222
Commercial finance − fees from investment partnerships	5,174	8,503
RCC:
Management, incentive and servicing fees	1,816	2,776
Reimbursement of expenses	116	93
Dividends received	1,561	804
Atlas America, Inc. − reimbursement of net costs and expenses	272	155
1845 Walnut Associates Ltd - payment of rent and operating expenses	(125)	(120)
9 Henmar LLC – payment of broker/consulting fees	(38)	(167)
Ledgewood P.C. – payment of legal services	(86)	(160)

(1)
Excludes the non-cash adjustment on the unrealized depreciation in the book value of Trapeza partnership securities totaling ($164,000) and ($4.3 million) for the three months ended December 31, 2008 and 2007, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions with RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and loans are sold to RCC at fair value plus an origination fee not to exceed 1%.  LEAF sold $6.1 million and $22.7 million of leases and loans to RCC during the three months ended December 31, 2008 and 2007, respectively.  In addition, from time to time, LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  LEAF purchased $621,000 and $3.3 million of leases and loans during the three months ended December 31, 2008 and 2007, respectively, from RCC at a price equal to their fair value.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and his wife B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s chief executive officer and President.  On June 15, 2007, Merit (a subsidiary of LEAF) entered into an agreement with TBBK under which TBBK provides banking and operational services for Merit.  For the three months ended December 31, 2008 and 2007, Merit paid $24,000 and $14,000, respectively, in fees to TBBK.  At December 31, 2008 and 2007, the Company has accrued a fee of $200,000 due to TBBK for advisory services related to the acquisition of the NetBank portfolio of leases and loans.  Additionally, the Company had $131,000 and $2.2 million in deposit accounts at TBBK at December 31, 2008 and 2007, respectively.

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans and future payment card receivables are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  LEAF sold $70.2 million and $282.1 million of leases and loans during the three months ended December 31, 2008 and 2007, respectively, to the LEAF Funds.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds in the same manner as it does for RCC.  LEAF purchased $1.0 million and $1.4 million of leases and loans back from the LEAF Funds during the three months ended December 31, 2008 and 2007, respectively, at a price equal to their fair value.

NOTE 19 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended
	December 31,
	2008	2007
	(unaudited)
RCC dividend income	$1,561	$804
Interest income and other income	138	177
Other income, net	$1,699	$981

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of October 1, 2008, the Company adopted SFAS 157.  This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1 − Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 − Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

Level 3 − Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

As of December 31, 2008, the fair values of the Company’s financial assets and liabilities were as follows (in thousands) (unaudited):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale		$8,192	$	−		$8,703	$16,895
Interest rate caps		−		425		−	425
Total assets at fair value		$8,192		$425		$8,703	$17,320

Liabilities:
Interest rate swaps	$	−		$9,296	$	−	$9,296
Total liabilities at fair value	$	−		$9,296	$	−	$9,296

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands) (unaudited):

Level 3
Beginning balance, October 1, 2008	$10,153
Realized losses –impairments on investment securities available-for-sale included in operations	(4,923)
Purchases, sales, issuances, and settlements, net	(12)
Change in unrealized losses – included in accumulated other comprehensive loss	3,485
Ending balance, December 31, 2008	$8,703

These assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each fair value measurement.

Investment Securities Available-for-Sale. The Company uses quoted market prices (Level 1) to value its investments in RCC and TBBK common stock.  The fair value of CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimate due to lack of market activity and unobservable pricing inputs.  Unobservable inputs into these models include default, recovery and deferral rates, prepayments speeds, reinvestment interest spreads and discount rates (Level 3).

Derivatives.  Because the Company’s derivatives are not listed on an exchange, the Company values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.  The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Real estate carveouts.  TIC investment programs and real estate partnerships obtain senior lien financing with respect to certain acquired properties, on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $606.0 million in financing and expire as the related indebtedness is paid down over the next ten years.

General corporate commitments.  As a specialized asset manager, the Company sponsors investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 21 - COMMITMENTS AND CONTINGENCIES − (Continued)

Other.  At December 31, 2008, the Company had unfunded commitments of $1.3 million relating to three separate loans in the Apidos CDO VI portfolio.  These unfunded commitments are specifically reserved for in restricted cash.

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

As of December 31, 2008, the Company does not believe it is probable that any payments will be required under any of its indemnifications and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

The Company's wholly owned broker-dealer subsidiary, Chadwick Securities, Inc. ("Chadwick"), serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined. As applied to Chadwick, the rule required net capital of $70,000 and $71,000 as of December 31, 2008 and September 30, 2008, respectively.  As of December 31, 2008 and September 30, 2008, Chadwick’s  net capital was $94,000 and $547,000, respectively, which exceeded the minimum requirements by $24,000 and $476,000, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2008
(unaudited)

NOTE 22 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands) (unaudited):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended December 31, 2008
Revenues from external customers	$15,688	$7,089	$9,730	$	−	$32,507
Equity in (losses) earnings of unconsolidated entities	(304)	(199)	189		−	(314)
Total revenues	15,384	6,890	9,919		−	32,193
Segment operating expenses	(7,449)	(5,918)	(5,728)		−	(19,095)
General and administrative expenses	(106)	(58)	(999)		(2,845)	(4,008)
Provision for credit losses	(1,977)	(29)	(1,738)		−	(3,744)
Depreciation and amortization	(948)	(315)	(56)		(228)	(1,547)
Interest expense	(4,110)	(264)	(3,265)		(760)	(8,399)
Minority interest income (expense)	400	(19)	433		−	814
Impairment charges on available-for-sale securities	−	−	(4,923)		−	(4,923)
Other income (expense), net	60	95	1,561		(17)	1,699
Income (loss) before intercompany interest expense and income taxes	1,254	382	(4,796)		(3,850)	(7,010)
Intercompany interest expense	(1,517)	−	−		1,517	−
(Loss) income from continuing operations before income taxes	$(263)	$382	$(4,796)		$(2,333)	$(7,010)
Three Months Ended December 31, 2007
Revenues from external customers	$28,002	$6,677	$12,441	$	−	$47,120
Equity in (losses) earnings of unconsolidated entities	(37)	(205)	(2,819)		−	(3,061)
Total revenues	27,965	6,472	9,622		−	44,059
Segment operating expenses	(9,381)	(5,466)	(6,614)		−	(21,461)
General and administrative expenses	(68)	(46)	(845)		(2,499)	(3,458)
Provision for credit losses	(2,315)	−	(458)		−	(2,773)
Depreciation and amortization	(467)	(185)	(81)		(232)	(965)
Interest expense	(8,220)	(260)	(5,232)		(965)	(14,677)
Minority interest expense	(655)	−	(436)		−	(1,091)
Loss on sales of loans and leases	−	−	(18,332)		−	(18,332)
Impairment charges on available-for-sale securities	−	−	(1,017)		−	(1,017)
Other income (expense), net	121	141	797		(78)	981
Income (loss) before intercompany interest expense and income taxes	6,980	656	(22,596)		(3,774)	(18,734)
Intercompany interest expense	(1,527)	−	−		1,527	−
Income (loss) from continuing operations before income taxes	$5,453	$656	$(22,596)		$(2,247)	$(18,734)
Segment assets
December 31, 2008	$409,293	$147,708	$266,684		$(15,637)	$808,048
December 31, 2007	$721,214	$146,335	$466,800		$(14,659)	$1,319,690

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

Geographic Information.  Revenues generated from the Company’s European operations totaled $936,000 and $3.2 million for the three months ended December 31, 2008 and 2007, respectively.  Included in segment assets as of December 31, 2008 and 2007 were $5.5 million and $106.4 million, respectively, of European assets.

(Back to Index)

(Back to Index)
ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the period ended September 30, 2008.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable law.

Overview of the Three Months Ended December 31, 2008 and 2007

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored funds.  We typically maintain an investment in the funds we sponsor.  As of December 31, 2008, we managed $17.5 billion of assets.

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

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, continue to be affected by the volatility and reduction in liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own.  These conditions resulted in our recording the following charges during three months ended December 31, 2008:

•
a $2.1 million charge, net of minority interest and tax, to reflect the other-than-temporary impairment of certain investments in collateralized debt obligation, or CDO, issuers, primarily those with investments in bank loans ($1.9 million, including $958,000 in Europe) and financial institutions ($122,000);

•
a $1.8 million charge, net of tax, as a provision for credit losses, which impacted our business segments as follows:  commercial finance $929,000; real estate $14,000; and financial fund management $817,000; and

•	a $495,000 charge, net of tax, to reflect the unrealized depreciation in the book value of the securities of investment partnerships we have sponsored.

Principally as a result of these charges, we recorded a net loss of $3.2 million.

Assets Under Management

Our assets under management decreased by $353.6 million to $17.5 billion at December 31, 2008 from $17.9 billion at December 31, 2007.  The following table sets forth information relating to our assets under management by operating segment (in millions):

	As of December 31,		Increase (Decrease)
	2008	2007	Amount	Percentage
Financial fund management	$14,263	$14,556	$(293)	(2%)
Real estate	1,719	1,644	75	5%
Commercial finance	1,563	1,699	(136)	(8%)
	$17,545	$17,899	$(354)	(2%)

(Back to Index)

(Back to Index)
Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, TIC property interests, a real estate investment trust, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of December 31, 2008 (1)
Financial fund management	35	13	−	−
Real estate	2	7	7	5
Commercial finance	−	4	−	1
	37	24	7	6
As of December 30, 2007 (1)
Financial fund management	31	12	−	−
Real estate	2	6	7	2
Commercial finance	−	3	−	1
	33	21	7	3

(1)	All of our operating segments manage assets on behalf of RCC.

As of December 31, 2008 and 2007, we managed $17.5 billion and $17.9 billion of assets, respectively, for the accounts of institutional and individual investors and Resource Capital Corp., or RCC, a REIT we sponsored and manage, and for our own account in the following asset classes (in millions):

	As of December 31, 2008						As of December 31, 2007
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,758	$	−	$	−	$4,758	$5,191
Bank loans (1)	3,125		953		236	4,314	3,118
Asset-backed securities (1)	4,807		324		−	5,131	6,147
Real properties (2)	667		−		−	667	535
Mortgage and other real estate-related loans (2)	−		883		169	1,052	1,109
Commercial finance assets (3)	1,295		104		164	1,563	1,699
Private equity and hedge fund assets (1)	60		−		−	60	100
	$14,712		$2,264		$569	$17,545	$17,899

For the purposes of calculating our assets under management, we value our assets as follows:

(1)	We value financial fund management assets at their amortized cost.

(2)
We value real estate assets as the sum of (a) the amortized cost of our commercial real estate loans; (b) the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; (c) the amount of our outstanding legacy loan portfolio; and (d) the book value of our interests in real estate.

(3)	We value commercial finance assets as the sum of the book value of the equipment, leases and loans and future receivable advances financed by us.

(Back to Index)

(Back to Index)
Employees

As of December 31, 2008, we employed 808 full-time workers, an increase of 89, or 12%, from 719 employees at December 31, 2007.  The following table summarizes our employees by operating segment:

	Total	Financial Fund Management	Real Estate		Commercial Finance	Corporate/ Other
December 31, 2008
Investment professionals	144	39	30		73	2
Other	664	16	308	(1)	304	36
Total	808	55	338	(1)	377	38
December 31, 2007
Investment professionals	208	44	29		133	2
Other	511	18	183	(1)	270	40
Total	719	62	212		403	42

(1)	Includes 289 and 167 employees at December 31, 2008 and 2007, respectively, related to our property management division which commenced operations in fiscal 2008.

Revenues

The revenues in each of our reporting segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors, RCC and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):
	Three Months Ended
	December 31,
	2008	2007
Fund management revenues (2)	$16,211	$14,243
RCC management fees	1,491	2,371
Finance and rental revenues (1)	13,875	25,412
Net gain from TIC property interests (3)	−	171
Other (4)	616	1,862
	$32,193	$44,059

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

(3)	Reflects gains, net of losses, recognized by our real estate segment on the sale of TIC property interests to outside investors.

(4)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under “−Results of Operations:  Commercial Finance”, “ −Results of Operations:  Real Estate” and “ − Results of Operations:  Financial Fund Management.”

Results of Operations: Commercial Finance

During the three months ended December 31, 2008, our commercial finance operations assets under management were $1.6 billion as compared to $1.7 billion at December 31, 2007, a decrease of $135.8 million (8%).  Originations of new equipment financing for the three months ended December 31, 2008 were $148.4 million as compared to $730.1 million for the three months ended December 31, 2007, a decrease of $581.7 million (80%).  The prior year period originations includes $581.5 million related to our November 2007 acquisitions of the Dolphin Capital Corp. and NetBank portfolios of leases and loans.  Excluding these acquisitions, originations for the three months ended December 31, 2007 were $148.6 million as compared to $148.4 million for the three months ended December 31, 2008.

Subsequent to the acquisitions made in fiscal 2008, we converted the systems and processes of the acquired entities onto the LEAF platform.  These conversion efforts and our ongoing cost saving and consolidation plan are targeted at eliminating redundancies of overhead occurring through our acquisitions and taking advantage of operating efficiencies obtained by operating on a single platform.

(Back to Index)

(Back to Index)
In August 2008, we commenced the $200.0 million public offering of limited partnership interests in LEAF Equipment Finance Fund 4, L.P., or Fund 4, a public equipment leasing partnership which broke escrow and started operations in September 2008.  In addition, we are continuing to sell notes in our $25.0 million subordinated note program through LEAF Commercial Finance Fund, LLC, or LCFF, a consolidated subsidiary that we formed as an investment fund to acquire and finance leases and loans we originate.  Through February 3, 2009, we raised $44.4 million and $7.6 million in Fund 4 and LCFF, respectively.  Our originations during the balance of our fiscal year will depend on the state of the credit markets and the ability of our funds to obtain financing to acquire portfolios of leases and loans from us.

As of December 31, 2008, we managed approximately 105,000 leases and loans that had an average original finance value of $23,000 with an average term of 52 months.  As of December 31, 2007, we managed approximately 89,300 leases and loans that had an average original finance value of $24,000 with an average term of 49 months.

The following table sets forth information related to our commercial finance assets managed (in millions):

	As of December 31,
	2008	2007
LEAF	$155	$492
LCFF (1)	−	131
Merit Capital Advance	9	23
Managed for our own account	164	646

Lease Equity Appreciation Fund I, L.P.	96	102
Lease Equity Appreciation Fund II, L.P.	267	343
LEAF Equipment Leasing Income Fund III, L.P.	692	502
Fund 4	15	−
LCFF (1)	184	−
RCC	104	95
Other	41	11
Managed for others	1,399	1,053
	$1,563	$1,699

1.	LCFF is a consolidated entity; prior to the issuance of its promissory notes in August 2008, we showed LCFF as managed for ourselves.

The revenues from our commercial finance operations consist primarily of finance revenues from leases and loans held by us prior to being sold, asset acquisition fees which we earn when commercial finance assets are sold to one of our investment partnerships and asset management fees we earn over the life of the leases or notes after sale to our investment partnerships.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Revenues: (1)
Finance revenues:
LEAF	$6,934	$14,259
Merit	923	2,168
Acquisition fees	1,355	5,704
Fund management fees	5,602	3,997
Other	570	1,837
	$15,384	$27,965
Cost and expenses:
Wage and benefit costs:
LEAF	$3,203	$4,949
Merit	386	592
	3,589	5,541
Other costs and expenses:
LEAF	3,588	3,041
Merit	272	799
	3,860	3,840
	$7,449	$9,381

(1)	Total revenues include RCC servicing and originations fees of $326,000 and $426,000 for the three months ended December 31, 2008 and 2007, respectively.

(Back to Index)

(Back to Index)
Revenues - Three Months Ended December 31 2008 as Compared to the Three Months Ended December 31, 2007

Revenues decreased $12.6 million (45%) for the three months ended December 31, 2008 as compared to the prior year period.  We attribute these decreases to the following:

●
a $7.3 million (51%) decrease in commercial finance revenues primarily as a result of the NetBank portfolio being sold to LEAF Equipment Leasing Fund III, L.P., or Fund III, in April 2008.  The portfolio of commercial finance assets held by us at December 31, 2008 was $348.0 million compared to $646.0 million at December 31, 2007, a decrease of $298.0 million.  As a result of the sale, our finance revenues decreased significantly; however, we will earn ongoing fund asset management fees;

●	a $1.2 million (57%) decrease in commercial finance revenue attributable to the operations of Merit Capital Advance, or Merit. Due to current economic conditions, we have reduced Merit’s operations;

●
a $4.3 million (76%) decrease in asset acquisition fees resulting from the decrease in leases sold to our funds.  The fiscal 2008 period includes $3.4 million of acquisition fees related to commercial finance assets sold to our investment funds in connection with the Dolphin Capital Corp. portfolio acquisition.  Excluding the Dolphin acquisition, acquisitions fees decreased by $953,000 (41%) to $1.4 million for the three months ended December 31, 2008; and

●
a $1.3 million (69%) decrease in other income, reflecting primarily $971,000 in net gains on equipment finance dispositions in the three months ended December 31, 2007, which typically vary widely from period to period, but decreased as a result of selling the NetBank acquired lease portfolio to Fund III in fiscal 2008.

These decreases were partially offset by:

●	a $1.6 million (40%) increase in fund management fees resulting from the $132.0 million increase in assets under management.

Costs and Expenses − Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Costs and expenses from our commercial finance operations decreased $1.9 million (21%) for the three months ended December 31, 2008.  We attribute this decrease primarily to a decrease of $2.0 million (35%) in wage and benefit costs due to the elimination of redundant positions as a result of the conversions onto the LEAF platform of the operations related to the acquisitions made in fiscal 2008.  The number of full-time employees in our commercial finance operations was reduced from 403 at December 31, 2007 to 377 at December 31, 2008.

Results of Operations: Real Estate

In our real estate reporting segment, we manage five classes of assets:

●
a commercial real estate debt portfolio we manage for RCC, comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

●	real estate investment fund assets, primarily multi-family apartments;

●	portfolios of distressed or value-added real estate assets we acquired through joint ventures with institutional investors;

●	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

●	a portfolio of distressed real estate loans we acquired at a discount, primarily from HUD.

	As of December 31,
	2008	2007
	(in millions)
Assets under management:
Commercial real estate debt	$888	$935
Real estate investment funds and programs	538	448
Institutional portfolios	129	86
Legacy portfolio	96	100
Distressed portfolios	68	75
	$1,719	$1,644

(Back to Index)

(Back to Index)
During the three months ended December 31, 2008, our real estate operations continued to be affected by the following principal trends or events:

●
the transition of property management from outsourced third party managers to our internal multi-family manager, Resource Residential, which commenced operations in October 2007 and which has provided us with a new source of revenues;

●	the continuing volatility and reduction in liquidity in global credit markets which has reduced our fee income from RCC;

●	an increased number of distressed real estate opportunities that are available for purchase; and

●	continued opportunities through the sponsorship of real estate investment partnerships.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Revenues:
Management fees:
Asset management fees	$995	$649
Resource Residential property management fees	984	232
REIT management fees from RCC	1,085	1,776
	3,064	2,657
Fee income from sponsorship of partnerships and TIC property interests	1,511	1,299
Master lease revenues	982	877
Rental property income and FIN 46-R revenues	1,292	1,109
Interest, including accreted loan discount	240	419
Equity in losses of unconsolidated entities	(199)	(60)
Net gains on sale of TIC property interests	−	171
	$6,890	$6,472

Costs and expenses:
General and administrative	$2,959	$2,947
Resource Residential expenses	992	783
Master lease expenses	1,200	946
Rental property and FIN 46-R expenses	767	790
	$5,918	$5,466

Revenues – Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Revenues increased $418,000 (6%) for the three months ended December 31, 2008 as compared to the prior year period.  We attribute the increase to the following:

●	a $346,000 increase in asset management fees due to an increase in the number of funds, programs and joint ventures that we manage to 19 at December 31, 2008 from 13 at December 31, 2007;

●	a $752,000 increase in fees earned by Resource Residential due to an increase in the number of properties under management to 50 at December 31, 2008 from 32 at December 31, 2007;

●	a $691,000 decrease in REIT management fees, primarily due to lower RCC net income which decreased the incentive management fees RCC pays to us;

(Back to Index)

(Back to Index)

●
a $212,000 increase in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships.  During the three months ended December 31, 2008, one investment partnership acquired four assets with an aggregate purchase price of $40.0 million, as compared to two assets acquired by another investment partnership for $22.6 million during the three months ended December 31, 2007;

●	a $105,000 increase in master lease revenues from one TIC asset;

●	a $183,000 increase in rental property income due to increased occupancy at a hotel property in Savannah, Georgia;

●	a $179,000 decrease in interest income attributable to the paydown of one loan;

●	a $139,000 increase in equity losses of unconsolidated entities due to our investment in one real estate venture; and

●	a $171,000 decrease in net gain on sales of TIC property interests due to the cessation of TIC program activity.

Costs and Expenses – Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Costs and expenses of our real estate operations were $5.9 million for the three months ended December 31, 2008, an increase of $452,000 (8%) as compared to the three months ended December 31, 2007, primarily due to:

●	a $209,000 increase in Resource Residential expenses due to an increase in wages and benefits related to the increase in the number of employees; and

●	a $254,000 increase in master lease expenses from one TIC asset due to turnover costs related to decreased occupancy.

Financial Fund Management

General.  We conduct our financial fund management operations through seven separate operating entities:

●
Trapeza Capital Management, LLC, or Trapeza, a joint venture between us and an unrelated third party, which originates, structures, finances and manages investments in trust-preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies;

●	Apidos Capital Management, LLC, or Apidos, which finances, structures and manages investments in bank loans;

●
Ischus Capital Management, LLC, or Ischus, which finances, structures and manages investments in asset-backed securities, or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

●	Resource Europe Management Ltd., or Resource Europe, which invests in, structures and manages investments in international bank loans;

●
Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for five (one currently in the offering stage) company-sponsored affiliated partnerships which invest in financial institutions;

●
Resource Capital Markets, Inc., which, through our registered broker-dealer subsidiary, Chadwick Securities, Inc., acts as an agent in the primary and secondary markets for trust preferred securities of banks, bank holding companies, insurance companies, other financial companies, real estate companies, REITS, and other real estate related companies as well as securities of CDO issuers; and

●
Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary which provides investment management and administrative services to RCC under a management agreement between RCM and RCC.  We discuss RCC in “Results of Operations: Real Estate,” above.

(Back to Index)

(Back to Index)
The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions):

	As of December 31, 2008
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,758	$	−	$4,758
Apidos	2,958		953	3,911
Ischus	4,807		324	5,131
Resource Europe	403		−	403
Other company-sponsored partnerships	60		−	60
	$12,986		$1,277	$14,263

	As of December 31, 2007
	Institutional and Individual Investors	RCC		Assets Held on Warehouse Facilities	Total by Type
Trapeza	$5,101	$	−	$90	$5,191
Apidos	1,620		931	54	2,605
Ischus	5,752		395	−	6,147
Resource Europe	433		−	80	513
Other company-sponsored partnerships	100		−	−	100
	$13,006		$1,326	$224	$14,556

In our financial fund management reporting segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored.  These fees vary by CDO issuer, with our annual fees ranging between 0.04% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers.  CDO indentures require certain overcollateralization test ratios, or O/C ratio(s), to be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees are deferred and interest collections from collateral are applied to outstanding principal note balances.

●
Administration fees − we receive fees for managing the assets held by partnerships sponsored by us and for managing their general operations.  These fees vary by limited partnership, with our annual fee ranging between 0.75% and 2.00% of the partnership capital balance.

We also receive distributions on our investments in the entities we manage, which vary depending on our investment and, with respect to particular limited partnerships, with the terms of our general partner interest two of the partnerships we manage as general partner include a clawback provision.  We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  As a result of recent conditions in the global credit markets, we may be significantly limited in our ability, or unable, to sponsor CDOs in the future.  As a consequence, while we expect that the existing CDO issuers we manage will continue to provide us with a stream of management fee revenues, we may be unable to increase those revenues during fiscal 2009 or they may decrease.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

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

We derive revenues from our Trapeza operations through base and subordinate management and administration fees.  We also receive distributions on amounts we have invested in limited partnerships.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.15% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  These fees are also shared with our co-sponsors.  In 12 CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  Based upon projected cash flows, we expect to receive subordinated management fees from 11 of these issuers in the future.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in the three months ended December 31, 2008 nor do we expect to receive any such fees during the remainder of fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all Trapeza partnerships for the first quarter of 2009 and do not expect to receive any administration fees during fiscal 2009.

Apidos

We sponsored, structured and/or currently manage 12 CDO issuers for institutional and individual investors and RCC which hold approximately $3.9 billion in bank loans at December 31, 2008, of which $953.0 million are managed on behalf of RCC through three CDOs.  We sponsored, structured and currently manage one CDO issuer holding $403.3 million in European bank loans at December 31, 2008.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2008 or in the three months ended December 31, 2008 and do not expect to receive any such fees during the remainder of fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.

Ischus

We sponsored, structured and currently manage nine CDO issuers for institutional investors, individuals and RCC which hold approximately $5.1 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $324.4 million is managed on behalf of RCC.

Through Ischus, we own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through base and subordinated management and administration fees.  We also receive distributions on amounts we invest in the limited partnerships.  Base management fees vary by CDO issuer, ranging from between 0.04% and 0.20% of the aggregate principal balance of the collateral held by the CDO issuer.  In five CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees. We no longer expect to receive subordinated management fees from these CDO issuers in the future.  We are also entitled to receive incentive management fees; however, we no longer expect to receive incentive management fees in the future because these fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all SFF partnerships for the first quarter of 2009 and do not expect to receive any administration fees during fiscal 2009.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage five (one currently in the offering stage) affiliated partnerships for individual and institutional investors that invest in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

(Back to Index)

(Back to Index)
We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund.  We have invested as a limited partner in this partnership.  In March 2008, we decided to liquidate this partnership and we expect to complete the dissolution and liquidation during the second quarter of fiscal 2009.  This will not have a material effect on our future revenues.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Revenues:
Limited and general partner interests:
Fair value adjustments	$(1,218)	$(6,681)
Operations	(31)	1,401
Total limited and general partner interests	(1,249)	(5,280)
Fund and RCC management fees	6,125	6,881
Interest income on loans	3,504	6,580
Earnings on unconsolidated CDOs	461	813
Introductory agent, due diligence and placement fees	874	−
Earnings of Structured Finance Fund partnerships	158	463
Other	46	165
	$9,919	$9,622

Costs and expenses:
General and administrative expenses	$5,711	$6,493
Equity compensation (income) expense − RCC	(4)	110
Expenses of Structured Finance Fund partnerships	21	11
	$5,728	$6,614

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Revenues increased $297,000 (3%) to $9.9 million for the three months ended December 31, 2008.  We attribute the increase to the following:

●	Limited and general partner interests:

-
During the three months ended December 31, 2008 and 2007, we recorded ($164,000) and ($7.0 million), respectively, in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements.  As of December 31, 2008, we have eliminated our future exposure to these partnerships.

-
During the three months ended December 31, 2008 and 2007, we recorded ($1.1 million) and $382,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in other company-sponsored partnerships;

-
During the three months ended December 31, 2008 and 2007, we recorded ($31,000) and $1.4 million, respectively, in operations (other than fair value adjustments) from our limited and general partner share of operating results of the unconsolidated Trapeza and other company-sponsored partnerships.  As of December 31, 2008, we have eliminated our future exposure to the operating activity of these partnerships.

●	a $756,000 decrease in fund and RCC management fees, primarily from the following:

-
a $783,000 net decrease in collateral management fees from our Trapeza operations, which includes a $609,000 decrease due to a discount recorded in connection with subordinate management fees we expect to receive in the future;

-
a $775,000 net decrease in collateral management fees from our Ischus operations due to a reduction in subordinated management fees and an increase in rating agency downgrades reducing our collateral base; and

-	a $112,000 decrease in management fees from other company-sponsored partnerships due to the reduction of assets held by our liquidating hedge fund.

These decreases were partially offset by:

(Back to Index)

(Back to Index)
-	a $566,000 increase in collateral management fees resulting from the assumption of the management of four bank loan CDO issuers from an unaffiliated third-party asset manager; and

-	a $356,000 decrease in our share of expenses for Trapeza Capital Management LLC and Trapeza Management Group LLC.

●
a $3.1 million decrease in interest income on loans held for investment, resulting primarily from a $3.2 million decrease in interest income from CDO issuers we consolidated through warehouse facilities for the three months ended December 31, 2007.  We consolidated one Apidos CDO issuer and one Resource Europe issuer for the three months ended December 31, 2007 and the weighted average loan balance of these CDO issuers was $196.3 million at a weighted average interest rate of 6.3%.  We did not consolidate any CDO issuers through warehouse facilities for the three months ended December 31, 2008;

●
a $352,000 decrease in earnings on unconsolidated CDO issuers as a result of a net decrease in earnings from investments in 12 previously sponsored CDO issuers.  Through December 31, 2008, we have fully impaired eight CDO investments.  We will utilize the cost-recovery method to realize any future income on these investments;

●
a $874,000 increase in introductory agent, due diligence and placement fees as a result of introductory agent fees earned in connection with 16 trust preferred security transactions in the three months ended December 31, 2008.  There were no such transactions in the three months ended December 31, 2007; and

●
a $305,000 decrease in our earnings from SFF partnerships related to a decrease in earnings from four CDO investments.  Through December 31, 2008, we have fully impaired two CDO investments owned by these partnerships.  We will utilize the cost-recovery method to realize any future income on these investments.

Costs and Expenses – Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2008

Costs and expenses of our financial fund management operations decreased $886,000 (13%) for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  We attribute the decrease to the following:

●	a $782,000 decrease in general and administrative expenses, primarily from the following:

-	a $212,000 decrease in wages and benefits due to a decrease in asset management and support personnel; and

-	a $610,000 decrease in professional fees, primarily due to a decrease in consulting fees related to our European operations; and

●	a $114,000 decrease in equity compensation expense related to the award of RCC restricted stock and options to members of management.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $4.0 million for the three months ended December 31, 2008, an increase of $550,000 (16%) as compared to $3.5 million for the three months ended December 31, 2007.  Wages and benefits increased by $263,000 for the three months ended December 31, 2008, principally resulting from an additional $181,000 of termination benefits.  We expect that general and administrative expenses, principally compensation expense, will decrease through the remainder of fiscal 2009.

Depreciation and Amortization

Depreciation and amortization expense was $1.5 million for the three months ended December 31, 2008, an increase of $582,000 (60%) as compared to $965,000 for the three months ended December 31, 2007.  The increase in depreciation expense relates primarily to acquisitions made by our commercial finance segment in the first three months of fiscal 2008.  Depreciation expense on operating leases, capital assets and the amortization of intangible assets increased by $214,000, $287,000 and $81,000, respectively.

(Back to Index)

(Back to Index)
Provision for Credit Losses

Provision for credit losses was $3.7 million for the three months ended December 31, 2008 as compared to $2.8 million for the three months ended December 31, 2007.  The increase in the provision for credit losses is a result of the following:

●
in our commercial finance business, we decreased the amount of leases and loans we carry on our balance sheet during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 as a result of selling the NetBank portfolio to Fund III in April 2008.  However, the continuing and worsening economic downturn in the United States has increased the likelihood that credit problems could occur prior to completing the sale of commercial finance assets we carry on our balance sheet to one of our investment partnerships.  Accordingly, we recorded a provision for credit losses in our commercial finance business of $2.0 million and $2.3 million for the three months ended December 31, 2008 and 2007, respectively.  Included in these provisions were reserves for our Merit business, which has higher interest rate spreads and a greater risk of credit loss, of $1.0 million and $729,000 for the three months ended December 31, 2008 and 2007, respectively; and

●
in our financial fund management business, we evaluated the creditworthiness of the portfolio of loans held by Apidos CDO VI which included an analysis of observable secondary market prices and general market conditions, and, as a result, concluded that a provision for credit losses of $1.7 million and $458,000 was needed for the three months ended December 31, 2008 and 2007, respectively.

Interest Expense

Interest expense was $8.4 million for the three months ended December 31, 2008, a decrease of $6.3 million (43%) as compared to $14.7 million for the three months ended December 31, 2007.  The following table reflects interest expenses (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Commercial finance	$4,110	$8,220
Financial fund management	3,265	5,232
Real estate	264	260
Corporate	760	965
	$8,399	$14,677

Facility utilization (in millions) and interest rates on borrowings were as follows:

	Three Months Ended
	December 31,
	2008	2007
Commercial finance
Average borrowings	$293.9	$473.7
Average interest rates	5.3%	6.8%

Financial fund management
Average borrowings	$213.4	$365.0
Average interest rates	5.9%	5.6%

Corporate − secured credit facilities
Average borrowings	$50.5	$42.0
Average interest rates	5.7%	8.5%

Interest expense incurred by our commercial finance operations decreased by $4.1 million for the three months ended December 31, 2008 due to a decrease in average borrowings of $179.8 million in combination with declining interest rates.  In November 2007, LEAF acquired a $412.5 million portfolio of leases and loans from NetBank.  In the third quarter of fiscal 2008, the leases were sold and the related borrowings were transferred to one of LEAF’s investment funds.

Interest expense incurred by our financial fund management operations decreased by $2.0 million for the three months ended December 31, 2008 reflecting primarily the termination in January 2008 of outstanding warehouse facilities that had been consolidated under FIN 46-R.  This decrease was partially offset by the issuance in December 2007 of $218.0 million of senior notes by Apidos CDO VI, which is consolidated under FIN 46-R.
(Back to Index)

(Back to Index)
Corporate interest expense decreased by $205,000 for the three months ended December 31, 2008 principally due to declining interest rates.

Minority Interest Income (Expense)

Third party interests in our earnings (losses) are recorded as minority interest (expense) income.  The following table sets forth certain information relating to the increase in minority interest income of $1.9 million for the three months ended December 31, 2008 (in thousands):

	Three Months Ended
	December 31,
	2008	2007
Commercial finance minority ownership (1)	$400	$(655)
SFF partnerships (2)	433	(339)
Warehouse providers (3)	−	(97)
Real estate minority holder (4)	(19)	−
Minority interest income (expense)	$814	$(1,091)

(1)
Senior executives of LEAF hold a 12.2% interest in LEAF, reflecting the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance to them of LEAF restricted stock in fiscal 2007 and 2006, net of shares repurchased in December 2008.

(2)	We own a 15% and 36% limited partner interest in SFF I and SFF II, respectively. The SFF partnerships invest in the equity of certain of the CDO issuers we have structured.

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

Loss on Sales of Loans and Leases

We incurred an $18.3 million loss from the sale of loans during the three months ended December 31, 2007 due to the termination in January 2008 of two secured warehouse credit facilities, consolidated under FIN 46-R, for which we had provided limited guarantees.  There were no losses on the sales of loans and leases during the three months ended December 31, 2008.

Impairment Charges on Investment Securities Available-for-Sale

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions as well as direct and indirect real estate investments, we incurred other-than temporary impairment charges on CDO securities of $4.9 million for the three months ended December 31, 2008, an increase of $3.9 million from the $1.0 million of other-than-temporary impairment charges for the three months ended December 31, 2007.  Impairments in the three months ended December 31, 2008 were in CDO securities, primarily those with investments in bank loans ($4.1 million, including $2.0 million in Europe) and financial institutions ($789,000).  For the three months ended December 31, 2007, impairments were related to investments in financial institutions ($365,000) and real estate ABS, including RMBS and CMBS ($652,000).

Other Income, Net

Other income, net, increased by $718,000 to $1.7 million for the three months ended December 31, 2008, as compared to $918,000 for the three months ended December 31, 2007.  This increase is due to our recognition of two dividend payments based on the two ex-dividend dates in the quarter from our investment in RCC during the three months ended December 31, 2008 as compared to one payment during the three months ended December 31, 2007.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 53% for the three months ended December 31, 2008, compared to 42% for the three months ended December 31, 2007.  The increase in the rate primarily relates to the greater impact of permanent items due to anticipated lower pre-tax earnings for fiscal 2009.

We currently project our effective tax rate to be between 38% and 42% for the remainder of fiscal 2009.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

(Back to Index)

(Back to Index)
We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations.  We are not currently undergoing any examinations by taxing authorities.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2005 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2002.

Liquidity and Capital Resources

General.  Since fiscal 2006, our major sources of liquidity have been capital provided by the resolution of our real estate legacy portfolio, borrowings under our existing credit facilities, capital raised through our specialized asset management funds and sales of shares we held in TBBK.  We have employed these funds principally to expand our specialized asset management operations and to repurchase shares of our common stock.  In the first quarter of fiscal 2008, we terminated the two remaining warehouse facilities we were using to fund the accumulation of assets for CDO issuers we sponsored.  In the first quarter of fiscal 2009, we increased the use of our commercial finance credit facilities.  For fiscal 2009, we expect to fund our asset management businesses through a combination of cash on hand, cash generated by operations, borrowings on our existing credit facilities, capital raised through our investment funds, and continued monetization of our legacy portfolio.

The following table sets forth our sources and uses of cash (in thousands):

	Three Months Ended
	December 31,
	2008	2007
(Used in) provided by operating activities of continuing operations	$(16,783)	$32,981
Used in investing activities of continuing operations	(37,316)	(222,727)
Provided by financing activities of continuing operations	55,192	194,923
Provided by (used in) discontinued operations	79	(11)
Increase in cash	$1,172	$5,166

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses, principally wages and benefits.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “- Overview”, continues to be subject to substantial volatility and reduced availability.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in us incurring losses.

At December 31, 2008, our liquidity consisted of three primary sources:

●
cash on hand of $16.1 million and restricted cash of $21.4 million.  The restricted cash consisted of $9.9 million held in escrow primarily for Apidos CDO VI, consolidated under FIN 46-R, and $10.4 million in LEAF collection accounts;

●
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio; and

●
available financing including the following:  $400.0 million under two commercial finance credit facilities, net of $320.5 million utilized, for a net availability of $79.5 million, which is limited to funding our commercial finance operations; and $59.0 million under two corporate facilities,  net of $50.4 million utilized, for a net availability of $8.6 million, subject to collateral limitations.  As of December 31, 2008, as a result of collateral limitations, availability under the corporate facilities was limited to $1.5 million. In consideration for the amendment, we and the lender agreed to reduce the outstanding commitment to $45.0 million on December 31, 2008 and to $30.0 million on March 31, 2009.

As of December 31, 2008, the maturity of our secured credit facilities is scheduled as follows: $13.6 million through March 31, 2009 and $152.0 million through September 30, 2009, of which $145.2 million relates to our secured revolving warehouse credit facility utilized by LEAF and $6.8 million relates to a $14.0 million revolving line of credit.

Capital Requirements

Our capital needs consist principally of funds to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles.  Accordingly, our capital requirements will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.

(Back to Index)

(Back to Index)
Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at December 31, 2008 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year		1 – 3 Years		4 – 5 Years	After 5 Years
Contractual obligations:
Other debt (1)	$241,663	$1,041		$231,337	(3)	$469	$8,816
Capital lease obligations (1)	733	297		404		32	−
Secured credit facilities (1)	370,836	210,795	(2)	68,838		68,758	22,445
Operating lease obligations	14,451	2,963		3,926		3,415	4,147
Other long-term liabilities	23,471	11,107		1,573		1,458	9,333
Total contractual obligations	$651,154	$226,203		$306,078		$74,132	$44,741

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2008- less than 1 year: $25.5 million; 1-3 years:  $25.5 million; 4-5 years:  $6.1 million; and after 5 years: $3.4 million.

(2)	Includes $190.4 million of principal payments on our commercial finance secured revolving credit facilities.

(3)
Includes the repayment of $218.0 million of senior notes issued by Apidos CDO VI which we consolidate in accordance with FIN 46-R.  These notes are subject to an early call feature beginning in January 2011 based on certain conditions being met and a majority vote by the note holders.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$4,190	$4,190	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Other commercial commitments	605,963	1,843		112,512		68,709		422,899
Total commercial commitments	$610,399	$6,279		$112,512		$68,709		$422,899

Real Estate

TIC investment programs and real estate partnerships obtain senior lien financing with respect to certain acquired properties, on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed, or carveouts.  These carveouts relate to a total of $606.0 million in financing and expire as the related indebtedness is paid down over the next ten years.

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

At December 31, 2008, we had unfunded commitments of $1.3 million relating to three separate loans in the Apidos CDO VI portfolio.  These unfunded commitments are specifically reserved for in restricted cash.

Our wholly owned broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of our who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined. As applied to Chadwick, the rule required net capital of $70,000 and $71,000 as of December 31, 2008 and September 30, 2008 respectively.  As of December 31, 2008 and September 30, 2008, Chadwick’s net capital was $94,000 and $547,000, respectively, which exceeded the minimum requirements by $24,000 and $476,000, respectively.

(Back to Index)

(Back to Index)
Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of intangible assets and goodwill, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Fair Value Accounting.  As of October 1, 2008, we adopted SFAS 157.  This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  The adoption of SFAS 157 did not have a material impact on our financial statements.

The fair value framework requires the categorization of assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are defined as follows:

Level 1 − Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 − Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3 − Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

As of December 31, 2008, the fair values of our financial assets and liabilities were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale		$8,192	$	−		$8,703	$16,895
Interest rate caps		−		425		−	425
Total assets at fair value		$8,192		$425		$8,703	$17,320

Liabilities:
Interest rate swaps	$	−		$9,296	$	−	$9,296
Total liabilities at fair value	$	−		$9,296	$	−	$9,296

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we utilize Level 3 inputs to determine fair value (in thousands):

Level 3
Beginning balance, October 1, 2008	$10,153
Realized losses – impairments on investment securities available-for-sale included in operations	(4,923)
Purchases, sales, issuances, and settlements, net	(12)
Change in unrealized losses – included in accumulated other comprehensive loss	3,485
Ending balance, December 31, 2008	$8,703

These assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each fair value measurement.

(Back to Index)

(Back to Index)

Investment Securities Available-for-Sale. We use quoted market prices (Level 1) to value our investments in RCC and TBBK stock.  The fair value of our CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimates due to lack of market activity and unobservable pricing inputs.  Unobservable inputs into these models include default, recovery and deferral rates, prepayments speeds, reinvestment interest spreads and discount rates (Level 3).

Derivatives.  Because our derivatives are not listed on an exchange, we value these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data.  Our methodology also incorporates the impact of both the counterparty’s and our credit standing.
Goodwill. In accordance with Statement of Financial Accounting Standards, or SFAS, 142, “Goodwill and other Intangible Assets”, we do not amortize goodwill and other intangible assets with indefinite lives. Instead, we perform a review for impairment at least annually or more frequently if events and circumstances indicate impairment might have occurred. We test goodwill at the reporting unit level using a two-step process. The first step is a screen for potential impairment. In this process, we compare the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.

SFAS 142 requires that the impairment review of goodwill be based on estimated fair values. We utilize the discounted cash flow approach to estimate the fair value of our reporting units.  The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. We base our assumptions on the current economic environment and credit market conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for fiscal 2008, at Note 2 of the “Notes to Consolidated Financial Statements.”

Accounting Standards Issued But Not Yet Effective

In September 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position, or FSP, FAS 133-1 and FASB Interpretation, or FIN, 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  FSP FAS 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008 (our fiscal year beginning October 1, 2009).  We are currently evaluating the potential impact of FSP FAS 133-1 and FIN 45-4.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for us in fiscal 2010.  All prior-period earnings per share data presented must be adjusted retrospectively.  We are currently evaluating the potential impact of adopting FSP EITF 03-6-1.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 (for us in fiscal 2010).  We are currently evaluating the potential impact of adopting FSP FAS 142-3.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  This Statement replaces SFAS 141 but retains its fundamental requirement that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations made by us on or after October 1, 2009.  While we have not yet evaluated the impact, if any, that SFAS 141(R) will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements.  SFAS 160 is effective for us in fiscal 2010.

Newly Adopted Accounting Principles

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” or FSP FAS 140-4 and FIN 46-R. FSP FAS 140-4 and FIN 46-R amend SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46-R  to require public enterprises, including sponsors that have a variable interest in a variable interest entity, or VIE, to provide additional disclosures about the VIE. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a special purpose entity, or SPE, that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs.  We have adopted this pronouncement as of October 1. 2008.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities − Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  We have elected to not apply SFAS 159 to any of our existing assets or liabilities as of October 1, 2008.

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

The following analyzes the potential impact on our earnings, cash flows and financial position from a hypothetical change in market risk factors as of December 31, 2008.  Our analysis does not consider other possible effects that could impact our business.

(Back to Index)

(Back to Index)
Commercial Finance

We hold commercial finance assets for sale which are comprised of loans and leases at fixed rates of interest.  These assets are generally sold to our leasing investment partnerships at fair value, generally within three to six months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  To finance these assets, we have a $150.0 million variable rate revolving warehouse credit facility with a group of banks led by National City Bank, which had an outstanding balance of $145.2 million at December 31, 2008.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  We have entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  A hypothetical 10% change in LIBOR for the portion that is not covered by the interest rate swap would change our annual interest expense by $292,000.

We hold additional commercial finance assets for investment, comprised of loans, leases and future credit card receivables. at fixed rates of interest.  To finance these assets, we have a $250.0 million variable rate secured revolving credit facility with Morgan Stanley, which had an outstanding balance of $175.3 million at December 31, 2008.  Interest on the facility is equal to one-month LIBOR plus 1.15%.  This facility is not subject to fluctuation in interest rates because we have entered into interest rate swap and cap agreements which create a fixed interest rate on the entire balance.

The $425,000 fair value of the interest rate cap agreements is reflected in other assets in the consolidated balance sheet at December 31, 2008.  A hypothetical 1% increase in interest rates would cause this asset to increase in value by $1.0 million and a 1% decrease in the interest rate would cause a $33,000 decrease in its value.  The fair value of our interest rate swaps agreements was $9.3 million at December 31, 2008 and is reflected in accrued expenses and other liabilities on our consolidated balance sheet.  A hypothetical 1% increase in interest rates would increase the value of these agreements, and correspondingly reduce the liability balance, by $6.7 million.  A 1% decrease in the interest rate would decrease the value of the swap agreements, and correspondingly increase the liability balance, by $11.9 million.

Real Estate

Portfolio Loans and Related Senior Liens.  As of December 31, 2008, we believe that none of the three loans held in our legacy portfolio that are subordinate to senior liens are sensitive to changes in interest rates since:

●
the loans are subject to forbearance or other agreements that require all of the operating cash flow from the properties underlying the loans, after debt service on senior lien interests, to be paid to us and therefore are not currently being paid based on the stated interest rates of the loans;

●	the senior lien interests ahead of our interests are at fixed rates and are not subject to interest rate fluctuation that would affect payments to us; and

●
each loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flows were to exceed the interest due, as originally underwritten.

Other Loans.  A mortgage that we consolidate at December 31, 2008 as a result of FIN 46-R is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.

Financial Fund Management

Our investment in Apidos CDO VI is subject to variable interest rates that are indexed to LIBOR.  Because the loans and notes held by Apidos CDO VI are short-term in nature, we are not subject to material exposure to movements in fair value as a result of a change in interest rates.

Other

At December 31, 2008, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $50.5 million for fiscal 2008 at an effective interest rate of 5.7%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $228,000.

(Back to Index)

(Back to Index)
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

Internal Financial Control

There has been no change in our internal control over financial reporting that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.1
Fifth Amendment to Loan and Security Agreement, dated December 19, 2008, with respect to Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto, as amended pursuant to agreements dated July 18, 2007, November 15, 2007, August 7, 2008 and September 30, 2008. (2)

10.2	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008.
10.3	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008.
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008.
10.5	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008.
10.6	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008.
10.7
Sixth Amendment to Receivables Loan and Security Agreement, dated November 13, 2008 between Resource Capital Funding II, LLC, LEAF Financial Corporation, U.S. Bank National Association, Lyon Financial Services, Inc. and Morgan Stanley Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(Back to Index)

(Back to Index)
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 6, 2009	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: February 6, 2009	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer