Form 10-Q
period 2009-03-31
RESOURCE AMERICA INC
filed 2009-05-15
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on May 12, 2009 was 18,409,903.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS
Cash	$24,910	$14,910
Restricted cash	3,710	23,689
Receivables	9,341	2,014
Receivables from managed entities and related parties	45,837	35,674
Loans sold, not settled, at fair value	−	662
Loans held for investment, net	−	219,664
Investments in commercial finance - held for investment, net	37,807	182,315
Investments in commercial finance - held for sale, at fair value	70,381	110,773
Investments in real estate, net	27,396	37,972
Investment securities available-for-sale, at fair value	13,496	22,746
Investments in unconsolidated entities	17,085	18,523
Property and equipment, net	15,059	16,886
Deferred tax assets	48,635	44,467
Goodwill	7,969	7,969
Intangible assets, net	4,004	4,329
Other assets	10,949	15,764
Total assets	$336,579	$758,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$47,008	$56,309
Payables to managed entities and related parties	577	586
Borrowings	158,843	554,059
Deferred tax liabilities	983	1,060
Minority interests	409	2,610
Total liabilities	207,820	614,624

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,661,044 and 27,421,552 shares issued, respectively (including nonvested restricted stock of 509,610 and 513,386, respectively)	272	269
Additional paid-in capital	271,535	269,689
Accumulated deficit	(21,313)	(3,980)
Treasury stock, at cost; 9,251,141 and 9,312,232 shares, respectively	(100,776)	(101,440)
Accumulated other comprehensive loss	(20,959)	(20,805)
Total stockholders’ equity	128,759	143,733
	$336,579	$758,357

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
REVENUES
Commercial finance	$13,421	$32,665	$28,805	$60,630
Real estate	5,173	6,692	12,063	13,164
Financial fund management	8,611	11,023	18,530	20,645
	27,205	50,380	59,398	94,439
COSTS AND EXPENSES
Commercial finance	6,774	12,081	14,223	21,462
Real estate	5,370	5,326	11,288	10,792
Financial fund management	5,082	6,284	10,810	12,898
General and administrative	3,670	3,757	7,678	7,215
Provision for credit losses	853	1,447	4,597	4,220
Depreciation and amortization	1,535	985	3,082	1,950
	23,284	29,880	51,678	58,537
OPERATING INCOME	3,921	20,500	7,720	35,902

OTHER (EXPENSE) INCOME
Interest expense	(5,924)	(14,595)	(14,323)	(29,272)
Minority interest income (expense), net	725	(2,176)	1,539	(3,267)
(Loss) gain on sale of loans and investment securities, net	(11,588)	312	(11,588)	(18,020)
Impairment charges on investment securities	(3,039)	(132)	(7,962)	(1,149)
Other income, net	544	1,112	2,243	2,093
	(19,282)	(15,479)	(30,091)	(49,615)
(Loss) income from continuing operations before taxes	(15,361)	5,021	(22,371)	(13,713)
Income tax (benefit) provision for income taxes	(3,891)	2,931	(7,606)	(4,937)
(Loss) income from continuing operations	(11,470)	2,090	(14,765)	(8,776)
Loss from discontinued operations, net of tax	(163)	(107)	(88)	(218)
NET (LOSS) INCOME	$(11,633)	$1,983	$(14,853)	$(8,994)

Basic (loss) earnings per common share:
Continuing operations	$(0.64)	$0.12	$(0.83)	$(0.50)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net (loss) income	$(0.65)	$0.11	$(0.84)	$(0.51)
Weighted average shares outstanding	17,815	17,504	17,726	17,466

Diluted (loss) earnings per common share:
Continuing operations	$(0.64)	$0.12	$(0.83)	$(0.50)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net (loss) income	$(0.65)	$0.11	$(0.84)	$(0.51)
Weighted average shares outstanding	17,815	18,576	17,726	17,466

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED MARCH 31, 2009
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Loss
Balance, October 1, 2008	$269	$269,689	$(3,980)	$(101,440)	$(20,805)	$143,733
Net loss	-	−	(14,853)	-	-	(14,853)	$(14,853)
Treasury shares issued	-	(434)	-	664	-	230
Stock-based compensation	-	484	-	-	-	484
Restricted stock awards	-	2,060	-	-	-	2,060
Issuance of common shares	3	−	-	-	-	3
Purchase of subsidiary stock held by a noncontrolling stockholder	-	(264)	−		-	(264)
Cash dividends	-	-	(2,480)	-	-	(2,480)
Other comprehensive loss	-	-	-	−	(154)	(154)	(154)
Balance, March 31, 2009	$272	$271,535	$(21,313)	$(100,776)	$(20,959)	$128,759	$(15,007)

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,853)	$(8,994)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisitions:
Impairment charges on investment securities available-for-sale	7,962	1,149
Depreciation and amortization	4,156	2,509
Provision for credit losses	4,597	4,220
Minority interest (income) expense	(1,539)	3,267
Equity in (earnings) losses of unconsolidated entities	(199)	1,373
Distributions from unconsolidated entities	3,053	8,658
Loss on sale of loans and investment securities, net	11,588	18,020
Gain on sale of investments in commercial finance assets	(319)	−
Gain on sale of investment securities available-for-sale	(40)	−
Gain on sale of assets	(688)	(2,033)
Deferred income tax (benefit) provision	(14,520)	735
Non-cash compensation on long-term incentive plans	2,774	2,388
Non-cash compensation issued	1	62
Non-cash compensation received	(98)	356
Decrease in commercial finance investments	4,390	59,603
Changes in operating assets and liabilities	(4,494)	(36,438)
Net cash provided by operating activities of continuing operations	1,771	54,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(184)	(5,549)
Payments received on real estate loans and real estate	10,036	8,104
Investments in real estate	(2,232)	(4,074)
Purchase of commercial finance assets held for investment	(41,942)	(71,586)
Payments received on commercial finance assets held for investment	33,643	43,859
Purchase of loans and investment securities	(19,036)	(239,551)
Proceeds from sale of loans and investment securities	13,275	5,215
Principal payments received on loans	3,975	6,126
Net cash paid for acquisitions	−	(8,022)
Increase in other	(1,394)	(3,795)
Net cash used in investing activities of continuing operations	(3,859)	(269,273)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	263,714	616,335
Principal payments on borrowings	(258,054)	(385,314)
Minority interest contributions	1	315
Distributions paid to minority interest holders	(73)	(1,243)
Dividends paid	(2,480)	(2,447)
Decrease (increase) in restricted cash	9,326	(16,229)
Proceeds from issuance of stock	3	182
Purchase of treasury stock	−	(237)
Repurchase of subsidiary stock	(264)	−
Net cash provided by financing activities of continuing operations	12,173	211,362
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(8)	3
Financing activities	(77)	−
Net cash (used in) provided by discontinued operations	(85)	3
Increase (decrease) in cash	10,000	(3,033)
Cash at beginning of period	14,910	14,624
Cash at end of period	$24,910	$11,591

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2009 and for the three and six months ended March 31, 2009 and 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“fiscal 2008”).  The results of operations for the three and six months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2009 (“fiscal 2009”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for (a) two structured finance funds (the “SFF entities”), (b) LEAF Financial Corp. (“LEAF”) in which the senior executives held a 14.9% interest which was reduced to 12.2% following the purchase of 300,000 noncontrolling shares by LEAF at December 31, 2008, and (c) a 19.99% interest in a hotel property in the Company’s real estate investment portfolio.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Deconsolidation of Entities

Apidos CDO VI.  In December 2007, the Company acquired for $21.3 million all of the equity interest of Apidos CDO VI and consolidated it under FIN 46-R.  In March 2009, the Company agreed to all the terms and conditions to sell its interest in Apidos CDO VI and assign its investment management responsibilities to the buyer.  This transaction settled on May 6, 2009.  As a result of the agreement and sale, the Company deconsolidated Apidos CDO VI from its consolidated financial statements as of March 31, 2009, recorded a receivable for the proceeds of $7.2 million and recognized a loss of $11.6 million.  The Company has no further loss exposure with respect to Apidos CDO VI.

LEAF Commercial Finance Fund (“LCFF”).  In March 2009, two of LEAF’s investment partnerships, LEAF Equipment Leasing Income Fund III, L.P. (“LEAF III”) and LEAF Equipment Finance Fund 4, L.P. (“LEAF 4”), formed a joint venture, LEAF Funds Joint Venture 2, LLC (“JV2”).  LEAF III and LEAF 4 invested $10.0 million into JV2, which in turn acquired a portion of LEAF’s interest in LCFF and repaid LEAF for amounts due from LCFF.  No gain or loss was recorded and LEAF maintained voting control of LCFF.  As a result of the transaction, LCFF was determined to be a VIE for which JV2 was determined to be the primary beneficiary and, therefore, LEAF no longer consolidates LCFF.  Accordingly, $195.0 million of commercial finance assets and $187.6 million of debt financing in addition to the associated interest rate swaps and caps on the debt were transferred to JV2.

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

Commercial finance.  The Company has interests in four company-sponsored commercial finance partnerships (one of which is currently in the offering stage).  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 6%.

Real estate. The Company has sponsored and manages eight real estate limited partnerships, including two in the offering stage, five limited liability companies and seven tenant-in-common (“TIC”) property interest programs that invest in multifamily residential properties.  The Company’s combined interests in these investment entities and programs range from approximately 3% to 11%.

Financial fund management.  The Company has general and limited partnership interests in five company-sponsored partnerships that invest in regional banks.  The Company’s combined general and limited partnership interests in these partnerships range from approximately 5% to 10%.  The Company also has a combined 10% general and limited partnership interest in an affiliated partnership organized as a credit opportunities fund that invests in senior bank loans and high yield bonds.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period.  The Company makes estimates of its allowance for credit losses as well as the valuation allowance against its deferred tax assets.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill and the fair value and effectiveness of interest rate swaps and caps.  The financial fund management segment makes assumptions in determining the fair value of its investments in securities available-for-sale.  Actual results could differ from these estimates.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Reclassifications

Certain reclassifications have been made to the fiscal 2008 consolidated financial statements to conform to the fiscal 2009 presentation; including:

•	security deposits, previously included in accrued expenses and other liabilities, were reclassified to investments in commercial finance assets held for investment, net and held for sale, net; and

•	loss on sale of loans and leases and impairment charges on investment securities available-for-sale were separately disclosed in the consolidated statements of operations.

Based on the Company’s discontinuance of one of its operating entities, the respective operations of that business have been classified as discontinued.

Loans

Loans held for investment and Loans sold, not settled.  Prior to March 31, 2009, Apidos CDO VI was consolidated in accordance with FIN 46-R and purchased participations in secured bank loans in the secondary market and through syndications of newly originated loans.  These loans were held for investment and, as such, were initially recorded at their purchase price and subsequently accounted for based on their outstanding principal plus or minus any unamortized premiums or discounts and reduced as needed by an allowance for credit losses.  Purchases and sales of loans held for investment were recorded on a trade date basis.  Trades that did not settle as of September 30, 2008 were classified as loans sold, not settled.  Gains and/or losses on sales of loans held for investment were recorded as of the trade date.

Interest income on these loans included interest at stated rates as adjusted for the amortization or accretion of premiums and discounts.  Premiums and discounts were amortized or accreted into interest income using the effective interest method which recognized a level interest rate as a percentage of the carrying amount of the loan.

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

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan.  However, the loan is placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral less estimated selling costs approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.

The Company maintains an allowance for real estate loans at a level deemed sufficient to absorb probable losses.  The Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of real estate loans.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company reviews all loans on a quarterly basis and continually monitors collections and payments from its borrowers and maintains an allowance for credit losses based upon its historical experience and its knowledge of specific borrower collection issues.  The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or property or general to all real estate loans and real estate.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Loans − (Continued)

The Company holds a real estate loan that it acquired at a discount due to credit quality which it accounts for in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  The Company accretes the difference between its cost basis and the sum of projected cash flows from this loan into interest income over the estimated life of the loan using the interest method.  The Company reviews projected cash flows, which include amounts realizable from the underlying property, on a regular basis.  Changes to projected cash flows, which can be based upon updated property appraisals, changes to the property and changes to the real estate market in general, reduce or increase the amounts accreted into interest income over the remaining life of the loan.

Investments in Commercial Finance

Investments in commercial finance assets consist of loans, direct financing leases, operating leases and future payment card receivables.  Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.  Those investments that the Company is holding for sale to its leasing investment partnerships are reflected separately at fair value as held for sale in the consolidated balance sheets.

Loans. For term loans, the investment consists of the sum of the total future minimum loan payments receivable less unearned finance income.  Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the original cost of the loan.  For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

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

The Company discontinues recognizing revenue for leases and loans for which payments are more than 90 days past due.  The amount of leases and loans on non-accrual totaled $2.1 million at March 31, 2009 and $3.4 million at September 30, 2008.  Income from non-accrual leases and loans is recognized when payment is received.

Operating leases.  Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  The Company recognizes rental income on a straight line basis.

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and six months ended March 31, 2009 and 2008.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investments in Commercial Finance – (Continued)

Future payment card receivables.  Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on future credit card receipts.  Revenues from this operation are recorded under the effective interest method.  The Company discontinues recognizing revenue for future payment card receivables when no payments have been received for 60 days.  The amount of future payment card receivables on non-accruals totaled $3.0 million at March 31, 2009 and $3.1 million at September 30, 2008.

Allowance for credit losses.  The Company evaluates the adequacy of the allowance for credit losses in commercial finance (including investments in leases, loans and future payment card receivables) based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  For Merit, the allowance for losses is based upon its previous loss history, economic conditions and trends.  The Company’s policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

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

The Company’s interests in CDO issuers are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  In December 2008, the Company adopted FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20.”  In accordance with FSP EITF 99-20-1, the Company recognizes a realized loss through earnings when it is probable there has been an adverse change in the security holder’s estimated cash flow from previous projections.  This treatment is consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss as a reduction of current earnings.  The cost basis adjustment for other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized.  Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred.  The annual assessment date is May 31.  Goodwill is tested at the reporting unit level using a two-step process.  The first step is a screen for potential impairment.  In this process, the fair value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.

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
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Accounting Standards Issued But Not Yet Effective

Fair Value and Other-Than-Temporary Impairment ("OTTI"). In April 2009, the FASB issued the following new accounting standards related to fair value and other-than-temporary impairment:

i.
FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4).  This pronouncement provides for a two-step approach in determining whether or not a market is active and if a transaction would then be considered to be distressed, the entity should use it own judgment rather than relying on observable transactions within a market that is not active.

ii.
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”) requires an entity to recognize an OTTI only at the time at which it intends or is required to sell the asset prior to the recovery of its cost basis.  The guidance also changes the presentation of OTTI for “underwater” debt securities related to credit impairment (cash flows are not expected to be received) that the entity does not intend to sell.  The FSP requires these losses to be recorded in earnings, while all other amounts of OTTI are to be recorded in other comprehensive income and amortized to earnings over the remaining life of the security.  Upon the adoption of the new FSPs, an entity is required to record the cumulative effect of the noncredit losses previously recognized as OTTI from retained earning into accumulated other comprehensive income as of the beginning of the current period.

iii.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods.

These standards are effective for periods ending after June 15, 2009.

iv.
FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”).  This FSP amends and clarifies SFAS 141, “Business Combinations,” (discussed below) to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it.  FSP SFAS 141R-1 is effective for the Company for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after October 1, 2009.

Additionally, in November 2007, the FASB announced that it would defer the effective date of SFAS 157, “Fair Value Measurements,” for one year for all non financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company is currently evaluating the impact that these standards will have on its consolidated financial statements.

Participating Securities.  In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.”  Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  All prior-period earnings per share data presented will be adjusted retrospectively.  FSP EITF 03-6-1 is effective for the Company in fiscal 2010.  The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Accounting Standards Issued But Not Yet Effective – (Continued)

GAAP Hierarchy.  In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the approval by the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect its adoption of SFAS 162 will have a material impact on its consolidated financial statements.

Useful Life of Intangible Assets.  In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and GAAP standards.  FSP FAS 142-3 is effective for the Company in fiscal 2010.  The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

Business Combinations.  In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  This Statement replaces SFAS 141 but retains its fundamental requirement that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations made by the Company on or after October 1, 2009.  While the Company has not yet evaluated the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Noncontrolling Interests.  In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 is effective for the Company in fiscal 2010.  The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements.

Newly Adopted Accounting Principles

Disclosures about Derivative Instruments and Hedging Activities.  On January 1, 2009, the Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  The adoption of SFAS 161 had no impact on the Company’s consolidated financial statements.  The requirements of SFAS 161 have been applied on a prospective basis.  Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Fair Value Measurements in Inactive and Distressed Markets.  In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.”  FSP SFAS 157-3 clarifies the application of SFAS 157 when the market for a financial Asset is inactive.  The guidance in FSP SFAS 157-3 is effective immediately and had no effect on the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Newly Adopted Accounting Principles – (Continued)

Transfers of Financial Assets and Interests in VIEs.  In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”).  FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs.  The Company adopted this pronouncement as of October 1, 2008 and has included the appropriate disclosures within its consolidated financial statements as of March 31, 2009.

Disclosure about Credit Derivatives and Guarantees.  In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation 45; and Clarification of the Effective Date of FASB Statement 161.”  FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  The Company adopted this pronouncement as of December 31, 2008 and has included the appropriate disclosures within its consolidated financial statements as of March 31, 2009.

Fair Value Measurements.  In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115," which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The Company has elected to not to apply SFAS 159 to any of its existing assets or liabilities.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides guidance on measuring the fair value of assets and liabilities except as amended by FSP FAS 157-1 and FSP FAS 157-3 as previously described.  SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also requires additional disclosures in both annual and quarterly reports.  The adoption of SFAS 157 by the Company as of October 1, 2008 did not have a material effect on the consolidated financial statements.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At March 31, 2009, the Company had $29.1 million (excluding restricted cash) in deposits at various banks, of which $24.4 million was over the temporary insurance limit of the Federal Deposit Insurance Corporation of $250,000 through December 31, 2009.  No losses have been experienced on such investments.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Six Months Ended March 31,
	2009		2008
Cash paid during the period for:
Interest		$14,080		$39,585
Income taxes		$1,388		$2,088

Non-cash activities include the following:
Transfer of loans held for investment:
Reduction of loans held for investment	$	−		$325,365
Termination of associated secured warehouse credit facilities	$	−		$(337,276)
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	$	−		$(51,524)
(Repayments of) borrowings to fund purchases of loans	$	−		$(100,368)
Proceeds from sale of loans	$	−		$7,366
Principal payments on loans	$	−		$6,322
Settlement of loans traded, not settled, including use of escrow funds	$	−		$152,706
Acquisition of commercial finance assets:
Commercial financing assets acquired	$	−		$412,541
Purchase of building and other assets	$	−		$7,835
Debt incurred for acquisition	$	−		$(391,176)
Liabilities assumed	$	−		$(21,178)
Receipt of a note upon the partial sale of a real estate investment	$	−		$1,500

Property received on foreclosure on an investment in a real estate loan:
Investment in real estate loans		$(2,837)	$	−
Investment in real estate owned		$2,837	$	−

Non-cash effects from the deconsolidation of Apidos CDO VI and LCFF:
Cash		$959	$	−
Restricted cash		$10,651	$	−
Due from affiliates		$(8,410)	$	−
Receivables		$(6,564)	$	−
Loans held for investment		$229,097	$	−
Investments in commercial finance-held for investment, net		$185,784	$	−
Other assets		$4,230	$	−
Accrued expense and other liabilities		$(7,540)	$	−
Borrowings		$(401,162)	$	−
Equity		$(7,045)	$	−

NOTE 4 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised, as well as the dilutive effect of other award plans, including restricted stock and director units.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 4 − EARNINGS PER SHARE – (Continued)

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

Three Months Ended March 31,
2008
Shares
Basic shares outstanding	17,504
Dilutive effect of stock options and award plans (1)	1,072
Dilutive shares outstanding	18,576

(1)
For the three months ended March 31, 2009 and the six months ended March 31, 2009 and 2008, all outstanding options and other equity awards were antidilutive due to the loss for the respective periods and, therefore, were excluded from the computation of Diluted EPS.

NOTE 5 − RESTRICTED CASH

The Company’s restricted cash includes the following (in thousands):

	March 31, 2009	September 30, 2008
	(unaudited)
Collection accounts – commercial finance	$2,592	$8,888
Escrow funds – real estate and other	1,118	1,065
Escrow funds − financial fund management	−	13,736
	$3,710	$23,689

NOTE 6 − LOANS

Loans held for investment, net.  The Company has deconsolidated Apidos CDO VI from its consolidated financial statements as of March 31, 2009.  The following is a summary of the secured bank loans held for investment by Apidos CDO VI that the Company consolidated at September 30, 2008 (in thousands):

Bank loans:
Principal	$223,659
Unamortized premium	226
Unamortized discount	(2,626)
221,259
Allowance for credit losses	(1,595)
Loans held for investment, net	$219,664

Loans sold, not settled	$662

The following table summarizes the activity in the allowance for credit losses for loans held for investment (in thousands) (unaudited):

	Three Months Ended March 31,			Six Months Ended March 31,
	2009		2008	2009		2008
Balance, beginning of period		$2,618	$458		$1,595	$	−
Provision for credit losses		−	−		1,738		458
Charge-offs		−	−		(715)		−
Reduction due to sale of Apidos CDO VI		(2,618)	−		(2,618)		−
Balance, end of period	$	−	$458	$	−		$458

Loans sold, not settled.  The Company entered into a trade to sell a bank loan prior to September 30, 2008.  The gross proceeds of this trade totaled $662,000 and were received in October 2008.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 7 − INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	March 31, 2009			September 30, 2008
	(unaudited)
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Loans (1)	$28,536	$25,170	$53,706	$125,904	$71,988	$197,892
Direct financing leases, net	3,421	42,257	45,678	44,396	36,073	80,469
Future payment card receivables, net	7,780	−	7,780	13,667	−	13,667
Assets subject to operating leases, net (2)	−	2,954	2,954	98	2,712	2,810
Allowance for credit losses	(1,930)	−	(1,930)	(1,750)	−	(1,750)
Investments in commercial finance, net	$37,807	$70,381	$108,188	$182,315	$110,773	$293,088

(1)	The interest rates on loans generally range from 7% to 15%.

(2)
Net of accumulated depreciation of $148,000 and $105,000 for commercial finance assets held for sale as of March 31, 2009 and September 30, 2008, respectively, and $28,000 for those commercial assets held for investment as of September 30, 2008.

The components of direct financing leases are as follows (in thousands):

	March 31, 2009			September 30, 2008
	(unaudited)
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$4,324	$49,092	$53,416	$54,090	$44,286	$98,376
Initial direct costs, net of amortization	6	1,199	1,205	549	1,289	1,838
Unguaranteed residuals	12	1,605	1,617	109	450	559
Security deposits	(165)	(182)	(347)	(2,336)	(1,957)	(4,293)
Unearned income	(756)	(9,457)	(10,213)	(8,016)	(7,995)	(16,011)
Investments in direct financing leases, net	$3,421	$42,257	$45,678	$44,396	$36,073	$80,469

Merit provides capital advances to small businesses based on factoring their future credit card receipts.  The components of future payment card receivables are as follows (in thousands):

	March 31,	September 30,
	2009	2008
	(unaudited)
Total future payment card receivables	$9,649	$16,845
Unearned income	(1,869)	(3,178)
Investments in future payment card receivables	$7,780	$13,667

The following table summarizes the activity in the allowance for credit losses for the Company’s commercial finance portfolio (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(unaudited)
Balance, beginning of period	$2,970	$1,395	$1,750	$120
Provision for credit losses	853	1,447	2,830	3,762
Charge-offs	(462)	(1,366)	(1,224)	(2,543)
Recoveries	69	8	74	145
Reduction due to sale of LCFF	(1,500)	−	(1,500)	−
Balance, end of period	$1,930	$1,484	$1,930	$1,484

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 8 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	March 31,		September 30,
	2009	2008	2008
Real estate loans:	(unaudited)
Balance, beginning of period	$17,413	$27,765	$27,765
New loans	−	1,500	1,500
Collection of principal	(10,034)	(1,612)	(16,691)
Foreclosure	(2,837)	−	−
Interest received	(1,247)	(458)	(4,221)
Accreted and accrued interest income	407	795	1,549
Gain on sales, net	678	−	7,511
Balance, end of period	4,380	27,990	17,413
Less: allowance for credit losses	(1,158)	(629)	(1,129)
Total real estate loans, net	3,222	27,361	16,284
Real estate:
Ventures	7,725	8,627	7,837
Owned, net of accumulated depreciation of $2,811, $2,320 and $2,515	16,449	13,902	13,851
Total real estate	24,174	22,529	21,688
Investments in real estate	$27,396	$49,890	$37,972

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands) (unaudited):

	Six Months Ended March 31,
	2009	2008
Balance, beginning of period	$1,129	$629
Provision for credit losses	29	−
Charge-offs	−	−
Balance, end of period	$1,158	$629

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company has invested in the CDO issuers it has sponsored and manages in addition to its investments in two related publicly-traded companies, RCC and The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK), as follows (in thousands):

	March 31,	September 30,
	2009	2008
	(unaudited)
CDO securities	$6,765	$10,153
RCC stock	6,229	12,002
TBBK stock	502	591
Investment securities available-for-sale	$13,496	$22,746

Investments in CDO securities represent investments in 18 CDO issuers that the Company has sponsored and manages of which the Company has fully impaired 12 and seven CDO investments at March 31, 2009 and September 30, 2008, respectively.  These investments are held directly through the Company’s financial fund management entities and indirectly through the consolidation of the SFF entities that the Company manages as the general partner.  Interests owned by third parties in the SFF entities, reflected as minority interest, totaled $0 and $611,000 as of March 31, 2009 and September 30, 2008, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations, which accordingly impact their fair value.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The Company held approximately 2.0 million shares of RCC common stock at March 31, 2009 and September 30, 2008.  In addition, the Company has options to acquire 2,166 shares of RCC common stock at an average price of $15.00 per share.

The Company held 118,290 shares of TBBK at March 31, 2009 and September 30, 2008.  The Company’s supplemental employment retirement plan for the Company’s former Chief Executive Officer, which is reflected in other assets, held an additional 123,719 shares of TBBK as well as other equity securities with an aggregate value of $722,000 and $1.0 million at March 31, 2009 and September 30, 2008, respectively.

Unrealized gains (losses).  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains		Unrealized Losses	Estimated Fair Value
March 31, 2009 (unaudited)
CDO securities	$10,008	$	−	$(3,243)	$6,765
Equity securities	31,240		−	(24,509)	6,731
Total	$41,248	$	−	$(27,752)	$13,496

September 30, 2008	$49,775	$	−	$(27,029)	$22,746

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2009 (unaudited)
CDO securities	$	−	$	−	−	$6,765	$(3,243)	6
Equity securities		502		(673)	1	6,229	(23,836)	1
Total		$502		$(673)	1	$12,994	$(27,079)	7

September 30, 2008		$591		$(583)	1	$22,155	$(26,446)	12

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

Realized losses.  The global credit markets have been subject to substantial volatility and reduction in liquidity.  This volatility and reduction in liquidity has affected banks, thrifts and other financial institutions as well as direct and indirect real estate investments.  During the three and six months ended March 31, 2009, the Company recorded charges of $3.0 million and $8.0 million, respectively, for the other-than-temporary impairment of certain of its investments in CDO issuers, primarily those with investments in bank loans ($796,000 and $4.9 million, respectively, including $0 and $2.0 million, respectively, in Europe) and financial institutions ($2.2 million and $3.1 million, respectively).  During the three and six months ended March 31, 2008, the Company recorded charges of $132,000 and $1.1 million, respectively, for the other-than-temporary impairment of certain of its investments in CDO issuers, primarily those with investments in financial institutions ($132,000 and $497,000, respectively) and real estate asset-backed securities, including residential mortgage-backed securities and commercial mortgage-backed securities ($0 and $652,000, respectively).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 10 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	March 31, 2009	September 30, 2008	Range of Combined Partnership Interests
	(unaudited)
Real estate investment partnerships	$11,416	$10,422	3% – 11%
Financial fund management partnerships	3,809	4,927	5% − 10%
Commercial finance investment partnerships	896	1,636	1% − 6%
Trapeza entities	964	1,538	33% − 50%
Investments in unconsolidated entities	$17,085	$18,523

NOTE 11 – VARIABLE INTEREST ENTITIES

Consolidated VIEs

Variable interests in the Company’s real estate segment primarily relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  The Company has two interests in real estate loans for which the Company is deemed to be the primary beneficiary of the VIE and, therefore, the entities are consolidated with the Company.  The Company’s maximum loss exposure on these loans is limited to its investment.

The following table reflects the assets and liabilities of these VIEs that were included in the Company’s consolidated balance sheets at March 31, 2009 (in thousands) (unaudited):

Cash	$57
Receivables	44
Property and equipment, net	2,990
Other assets	17
Total assets	$3,108

Accrued expenses and other liabilities	$66
Borrowings	1,144
Total liabilities	$1,210

VIE Not Consolidated

In May 2008, the Company through its real estate segment, entered into a joint venture with an institutional partner to originate, invest in and manage distressed real estate assets.  Under the terms of the joint venture agreement, the institutional partner has provided a $500.0 million credit facility to RRE VIP Borrower, LLC (“VIP Borrower”), a VIE and a wholly-owned subsidiary of the Company, which will acquire and manage the distressed assets.  As loans are made under the facility, VIP Borrower will contribute 3% of each acquired asset as equity and has a right to acquire a 2% participation in the associated funding for that asset under the facility.  The facility will be available for 24 months, and each loan will have a 60-month term during which interest will accrue at 12% per annum.  Each loan will be repaid from gross receipts of the underlying loan or real estate asset securing such loan.  In addition to accrued interest, the institutional partner will be entitled to distributions of net available cash flow, after payment/reimbursement of costs, protective advances, management fees, interest, and equity, as follows: 75% to the institutional partner and 25% to VIP Borrower until the institutional partner has earned an 18% internal rate of return; thereafter, 60% will be distributed to the institutional partner and 40% to VIP Borrower.  Accordingly, the institutional partner will receive the majority of the expected losses/residual returns and, as a result, was determined to be the primary beneficiary.  As such, VIP Borrower is not consolidated by the Company.  The Company’s maximum loss exposure on VIP Borrower is limited to its investment, which was $1.2 million at March 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 11 – VARIABLE INTEREST ENTITIES – (Continued)

VIE Not Consolidated – (Continued)

The following table reflects the assets and liabilities of VIP Borrower at March 31, 2009 which were not included in the Company’s consolidated balance sheet (in thousands) (unaudited):

Restricted cash	$983
Loans held for investment	24,491
Total assets	$25,474

Accrued expenses and other liabilities	$1,891
Borrowings	24,658
Total liabilities	$26,549

NOTE 12 – BORROWINGS

The credit facilities of the Company, as well as those of the VIEs that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows (in thousands):

	As of March 31,			As of September 30,
	2009			2008
	Amount of Facility		Borrowings Outstanding	Borrowings Outstanding
	(unaudited)
Commercial finance:
Secured revolving credit facilities:
National City Bank		$150,000	$97,800	$128,950
Morgan Stanley		−	−	140,369
LCFF subordinated notes		−	−	3,416
Subtotal − Commercial finance		$150,000	97,800	272,735

Financial fund management:
Consolidated under FIN 46-R:
Apidos CDO VI senior notes, net	$	−	−	213,321

Corporate:
Secured revolving credit facilities:
TD Bank		$45,000	43,600	43,600
Sovereign Bank		14,000	577	7,000
Subtotal − Corporate		$59,000	44,177	50,600

Other debt			16,866	17,403
Total borrowings outstanding			$158,843	$554,059

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Commercial Finance

Secured revolving credit facilities. In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  Interest is charged at one of two rates: (i) the London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%, or (ii) the prime rate.  The underlying equipment being leased or financed collateralizes the borrowings.  In September 2007, LEAF entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  The swap agreement terminates in September 2009.  Weighted average borrowings for the three months ended March 31, 2009 and 2008 were $137.2 million and $142.7 million, respectively, at an effective interest rate of 4.4% and 5.9%, respectively.  Weighted average borrowings for the six months ended March 31, 2009 and 2008 were $139.9 million and $131.8 million, respectively, at an effective interest rate of 4.8% and 6.1%, respectively.

Transferred LCFF secured revolving credit facility and subordinated notes. As a result of the March 1, 2009, sale of a portion of LEAF’s interest in LCFF, $187.6 million of debt financing, as described below, was transferred to JV2:

•
a $250.0 million line of credit with Morgan Stanley.  The interest rate is based on one-month LIBOR plus 1.15%.  Weighted average borrowings for the three months ended March 31, 2009 and 2008 were $118.9 million and $121.3 million, respectively, at an effective interest rate of 4.3% and 5.8%, respectively.  Weighted average borrowings for the six months ended March 31, 2009 and 2008 were $135.3 million and $128.3 million, respectively, at an effective interest rate of 4.9% and 5.8%, respectively.  The Company utilized interest rate swaps and interest rate caps on this facility to mitigate fluctuations in LIBOR.

•
$9.4 million of LCFF fixed subordinated notes.  Weighted average borrowings for the three and six months ended March 31, 2009 were $5.0 million and $5.1 million at an effective interest rate of 8.4% and 8.2%, respectively.

Transferred bridge loans.  In November 2007, LEAF acquired substantially all of the equipment leases and loans of NetBank and obtained $368.1 million of bridge financing from Morgan Stanley to provide funding for the acquisition.  The financing agreement provided for two loans; a $333.4 million class A loan and a $34.7 million class B loan which were secured by the NetBank assets acquired.  This facility and the $311.0 million of outstanding loans were transferred to LEAF III in April 2008.  The interest rate on the class A loan was the adjusted Eurodollar rate (defined as the 30 day LIBOR rate) plus 2.00%.  The interest rate on the class B loan was the adjusted Eurodollar rate plus 10.00%.  Weighted average borrowings on these loans for the three and six months ended March 31, 2008 were $337.6 million and $277.2 million, respectively, at an effective interest rate of 6.9% and 7.2%, respectively.

Financial Fund Management

Terminated CDO senior notes.  In December 2007, the Company closed and acquired all of the equity interest in Apidos CDO VI, which issued $218.0 million of its senior notes at par.  The investments held by Apidos CDO VI collateralized the debt and, as a result, were not available to the Company, its creditors or stockholders.  The senior notes, which were non-recourse to the Company, consist of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.00%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  The weighted average interest rate for the three months ended March 31, 2009 and 2008 was 3.2% and 5.9%, respectively.  The weighted average interest rate for the six months ended March 31, 2009 and 2008 was 4.6% and 5.9%, respectively.  As of March 31, 2009, the Company agreed to all the terms and conditions to sell its interest in Apidos CDO VI.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Terminated secured warehouse credit facilities.  The Company was a party to various warehouse credit agreements for facilities which provided funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities were consolidated by the Company in accordance with FIN 46-R while the assets were accumulating.  Upon the termination or closing of the offerings of the respective CDO issuers, the facilities were terminated and the interest was paid.  The following financial fund management warehouse facilities were terminated during fiscal 2008:

•
In July 2007, a $300.0 million facility was opened with affiliates of Morgan Stanley with interest at LIBOR plus 0.75%.  The Company determined to end this facility at its maturity date on January 16, 2008 and terminated the related CDO issuer.  The Company recorded a loss as of December 31, 2007 from the subsequent sale of the underlying loans in the portfolio by Morgan Stanley.  The Company has no further exposure under this facility.  Average borrowings for the six months ended March 31, 2008 were $25.4 million, at an effective interest rate of 5.8%.

•
In January 2007, a EUR 400.0 million facility was opened with Morgan Stanley with interest at European LIBOR plus 0.75%.  The Company also determined to end this facility at its maturity date on January 11, 2008 and terminated the related CDO issuer.  The Company recorded a loss as of December 31, 2007 from the subsequent sale of the underlying loans by Morgan Stanley.  The Company has no further exposure under this facility.  Average borrowings for the six months ended March 31, 2008 were $71.4 million, at an effective interest rate of 5.3%.

•
In connection with the closing of Apidos CDO VI and the issuance of its senior notes, a $400.0 million facility opened in August 2006 with affiliates of Credit Suisse Securities (USA) LLC was terminated in December 2007.  The interest rate was LIBOR plus 0.625%.  Average borrowings for the three and six months ended March 31, 2008 were $0 and $72.4 million, respectively, at an effective interest rate of 0% and 5.7%, respectively.

Corporate − Secured Revolving Credit Facilities

TD Bank, N.A. (previously Commerce Bank, N.A.) (“TD Bank”).  In May 2007, the Company entered into a $75.0 million revolving credit facility with TD Bank expiring on May 23, 2012.  Up to $7.5 million of borrowings may be in the form of standby letters of credit.  From May 2007 through March 25, 2009, interest was charged at one of two rates at the Company’s election:  (i) the prime rate plus 1%, or (ii) LIBOR plus 2.25%.  From March 26, 2009 to May 15, 2009, interest on borrowings were at one of two rates at the Company’s election:  (i) the prime rate plus 2.25%, or (ii) LIBOR plus 3.5%.  Weighted average borrowings for the three and six months ended March 31, 2009 were $43.6 million for both periods at an effective interest rate of 8.4% and 7.1%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2008 were $60.2 million and $50.4 million, respectively, at an effective interest rate of 6.7% and 7.4%, respectively.  The Company is also required to pay an unused facility fee of 0.25% per annum, payable quarterly in arrears.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 12,972 shares of TBBK, and (iii) the pledge of 1,279,418 shares of RCC.  Availability under the facility was limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the listed stock pledged or (b) $75.0 million.  As of March 31, 2009, availability on this line was limited to $1.2 million.

This facility was amended on August 7, September 30, December 19, 2008 and March 26, 2009.  The effect of these amendments was to (a) set the maximum revolving credit facility to $45.0 million, (b) change the maturity date to May 31, 2009, (c) increase the interest rate on borrowings, and (d) reduce the minimum net worth covenant to $135.0 million.

Subsequent to the end of the quarter, on May 15, 2009, the facility was further amended to (a) extend the maturity until October 15, 2010, (b) reduce the maximum revolving credit facility amount to $35.0 million from $45.0 million, (c) provide for a monthly reduction in the maximum credit facility amount of $850,000 commencing June 15, 2009 through the maturity date, (d) increase the interest rate on borrowings to the greater of 10.0% or prime plus 5.0% and (e) eliminate the net worth covenant.  In consideration for the modifications to the credit facility, the Company agreed to pay the lender an extension fee of $1.5 million payable in two installments as follows:  $1.0 million was paid on May 15, 2009 and $500,000 is payable on December 31, 2009 unless the facility has been paid in full and terminated or there has been a default prior to December 31, 2009.  As of May 15, 2009, the borrowings outstanding were $35.0 million and the line was fully utilized.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Corporate − Secured Revolving Credit Facilities − (Continued)

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires in July 2009.  The facility is currently secured by certain investment securities available-for-sale.  Availability, based on the value of the collateral, was limited to $525,000 as of March 31, 2009.  Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for the three and six months ended March 31, 2009 were $4.5 million and $5.7 million, respectively, at an effective interest rate of 5.9% and 5.3%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2008 were $7.9 million and $4.6 million, respectively, at an effective interest rate of 7.1% and 7.8%, respectively.

Other Debt

Unsecured term note.  In September 2008, the Company entered into a three-year unsecured term note in the amount of $473,000 to finance the purchase of software.  The loan requires 36 monthly principal and interest payments of $14,176.  The principal balance as of March 31, 2009 was $399,000.

Mortgage loans.  In November 2007, in conjunction with the acquisition of Dolphin Capital Corp., the Company obtained a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The mortgage, with an outstanding balance of $1.5 million at March 31, 2009, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077.

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of March 31, 2009 was $12.2 million.

As of March 31, 2009, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding principal balance of $1.1 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

Secured notes.  At March 31, 2009, the Company had an outstanding balance of $402,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%, maturing in February 2011.

In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 1.0% and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collateralize the note.  The outstanding balance as of March 31, 2009 was $563,000.

Capital leases.  The Company has entered into various capital leases for the purchase of software and equipment.  These capital leases have interest rates ranging from 5.4% to 8.4% and terms ranging from three years to five years.  The principal balance of these leases was $670,000 at March 31, 2009.

Debt Repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending March 31 and thereafter are as follows (in thousands) (unaudited):

2010	$116,822
2011	27,641
2012	12,331
2013	251
2014	257
Thereafter	1,541
$158,843

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Covenants

The Company’s debt agreements are subject to certain financial covenants which are customary for the type and size of its related debt facilities.  The Company was in compliance with all of its debt covenants as of March 31, 2009.

Covenants for the Company’s commercial finance secured revolving credit facilities, as defined in the loan agreements, include minimum tangible net worth, maximum leverage ratios and interest coverage.  The minimum tangible net worth covenants measures the Company’s and LEAF’s equity as adjusted for intangibles and components of accumulated other comprehensive income pursuant to FAS 133.  The maximum leverage covenants restrict the amount LEAF can borrow based on a ratio of its borrowings to net worth.  Debt service ratios measure LEAF’s ability to produce sufficient cash flow to meet its annual interest and payments on borrowings.

For the Company’s corporate secured revolving credit facilities, debt covenants include consolidated tangible net worth, debt service coverage ratios and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can issue based on a ratio of recourse debt to net worth adjusted for certain components of accumulated other comprehensive income related to hedge accounting.

NOTE 13 − COMPREHENSIVE LOSS

Comprehensive loss includes net loss and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company primarily include fluctuations in the fair value, net of taxes, of investment securities available-for-sale and hedging contracts.

The following table reflects the changes in comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)
Net (loss) income	$(11,633)	$1,983	$(14,853)	$(8,994)
Other comprehensive loss:
Unrealized losses on investment securities available-for-sale, net of tax of $2,681, $(2,074), $(4,026) and $(4,241)	(6,689)	(6,278)	(5,654)	(10,755)
Less: reclassification for realized losses (gains), net of tax of $1,189, $(13), $3,089 and $420	2,582	149	4,890	747
	(4,107)	(6,129)	(764)	(10,008)
Minimum pension liability adjustment, net of tax of $274, $30, $(170) and $65	(230)	(30)	260	(65)
Unrealized losses on hedging contracts, net of tax of $5,214, $(3,072), $4,512 and $(5,522)	363	(6,713)	(1,857)	(10,335)
Transfer of LCFF interest rate swaps and caps to JV2, net of tax of $3,574 $0, $3,574 and $0	3,170	−	3,170	−
Foreign currency translation loss	(349)	(198)	(963)	298
Comprehensive loss	$(12,786)	$(11,087)	$(15,007)	$(29,104)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 13 − COMPREHENSIVE LOSS – (Continued)

The changes in accumulated other comprehensive loss associated with cash flow hedge activities were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)
Balance at beginning of period	$(4,723)	$(4,354)	$(2,503)	$(732)
Current period changes in fair value, net of tax of $5,214, $(3,072), $4,512 and $(5,522)	363	(6,713)	(1,857)	(10,335)
Transfer of interest rate swaps to JV2, net of tax of $3,574, $0, $3,574 and $0	3,170	−	3,170	−
Balance at end of period	$(1,190)	$(11,067)	$(1,190)	$(11,067)

NOTE 14 – DERIVATIVE INSTRUMENTS

The Company’s derivative financial instruments, including interest rate swaps and caps, are designated as cash flow hedges to manage its exposure to changes in market interest rates on some of its debt.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

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

As of March 31, 2009, the Company held one interest rate swap contract with a fair value of $1.2 million which is included in accrued expenses and other liabilities.  The notional amount of the contract is $75.0 million with a termination date of September 2009.  Included in accumulated other comprehensive income were unrealized net losses of $709,000 (net of tax of $516,000) on this contract.  The Company recognized no gain or loss during the six months ended March 31, 2009 for hedge ineffectiveness.  Assuming market rates remain constant with the rates at March 31, 2009, the Company estimates that approximately $735,000 (net of tax benefit of $537,000) of the loss in accumulated other comprehensive loss will be recognized in earnings over the next 12 months.

        In addition, as of March 31, 2009, included in accumulated other comprehensive loss is a net unrealized loss of $481,000 (net of tax benefit of $350,000) related to hedging instruments held by the commercial finance investment partnerships in which the Company owns an equity interest.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 15 - INCOME TAXES – (Continued)

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York.  The Company is not currently undergoing any examinations by taxing authorities.  The Company is not subject to IRS examination for fiscal years before 2005 and is not subject to state and local income tax examinations for fiscal years before 2002.

Effective October 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109.”  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as general and administrative expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the effective tax rate and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next six months.

NOTE 16 − STOCK−BASED COMPENSATION

Employee stock options.  The Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Grants generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years after the date of grant.

The Company’s employee stock plans allow for grants of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  Under the 2005 Plan, the Company may also grant restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.

During the three and six months ended March 31, 2009, the Company did not grant any employee stock options.  The Company granted 0 and 10,000 employee stock options during the three and six months ended March 31, 2008, respectively.  The Company does not record a tax benefit for options at the grant date since the options it issues are generally ISOs and its employees have typically held the stock received on exercise for the requisite holding period.

The Company’s calculation of the fair value of options granted was made using the Black-Scholes option pricing model with the following weighted average assumptions:

Six Months Ended March 31, 2008
(unaudited)
Fair value of stock options granted	$3.56
Expected life (years)	6.25
Expected stock volatility	28.9%
Risk-free interest rate	4.8%
Dividend yield	1.7%

As of March 31, 2009, the Company had unamortized compensation expense related to nonvested stock options of $589,000.  These costs are expected to be recognized over a weighted-average period of 10 months.  Option compensation expense for the three and six months ended March 31, 2009 was $230,000 and $484,000, respectively, and $243,000 and $493,000 for the three and six months ended March 31, 2008, respectively.

Restricted stock.  Most of the Company’s restricted shares vest 25% annually commencing one year from the grant date.  During the three and six months ended March 31, 2009, the Company issued 220,839 shares of restricted stock valued at $802,000.  During fiscal 2008, the Company awarded 505,817 shares of restricted stock valued at $6.8 million.  The Company recorded compensation expense related to outstanding restricted stock awards of $1.1 million and $2.1 million for the three and six months ended March 31, 2009, respectively, and $836,000 and $1.3 million for the three and six months ended March 31, 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 16 − STOCK−BASED COMPENSATION – (Continued)

Performance-based awards.  The Company has granted restricted stock awards that vest based on the achievement of specific performance goals over a specified performance period.  These goals include such measures as earnings per share, return on equity, revenues and assets under management.  The maximum number of stock units that may vest based on attainment of these performance goals as of March 31, 2009 and 2008 is 695,989 and 637,203 units, respectively, based on management’s assessment of obtaining the performance goals.  For the three and six months ended March 31, 2009, the Company recorded compensation expense of $73,000 for 33,000 restricted shares.  No expense was recorded relative to performance units during fiscal 2008.

Aggregate information regarding the Company’s employee stock options as of March 31, 2009 is as follows (unaudited):

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares		Price	Term (in years)	Value
Balance – October 1, 2008	3,373,199		$8.49
Granted	−		$ −
Exercised	−		$ −
Forfeited	(11,781)		$(14.69)
Balance - March 31, 2009	3,361,418		$8.47	3.4	$464,715
Exercisable - March 31, 2009	3,113,983
Available for grant	1,733	(1)

(1)	Reduced for restricted stock awards granted, net of forfeitures, under the Company’s 2005 Plan.

The following table summarizes the activity for nonvested employee stock options and restricted stock during the six months ended March 31, 2009 (unaudited):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested Stock Options
Outstanding − October 1, 2008	260,185	$6.23
Granted	−	$ −
Vested	(9,375)	$(4.03)
Forfeited	(3,375)	$(9.39)
Outstanding – March 31, 2009	247,435	$6.14

Nonvested Restricted Stock
Outstanding − October 1, 2008	612,934	$15.29
Granted	220,839	$3.63
Vested	(230,893)	$(13.10)
Forfeited	(9,120)	$(14.68)
Outstanding – March 31, 2009	593,760 (1)	$11.81

(1)
At March 31, 2009 and September 30, 2008, includes 84,150 and 99,548 shares, respectively, of nonvested restricted stock that do not have dividend equivalent rights and, therefore, are not included in the shares outstanding in the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 17 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed a voluntary correction program with the IRS regarding various administrative issues related primarily to the use of cash dividends paid on the shares held in the Employee Stock Ownership Plan, incorrect compensation used for contribution allocation purposes and incorrect share release.  Concurrently, the Company is complying with the U.S. Department of Labor (“DOL”) to rectify these same deficiencies and is under audit by the DOL Philadelphia office which is also auditing the Company’s 401K Plan.  The impact to the Company has not yet been determined

Supplemental Employment Retirement Plan (“SERP”).  Under the SERP for Edward E. Cohen (“E. Cohen”), the Company pays an annual benefit equal to 75% of his average income, as defined, while he was the Company’s Chief Executive Officer (“CEO”).  The benefit is payable during his life or for a period of 10 years from May 2004 (the date of his retirement as the Company’s CEO), whichever is longer.  E. Cohen continues to serve as the Chairman of the Company’s Board of Directors.

The components of net periodic benefit costs for the SERP are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)
Interest costs	$127	$125	$256	$250
Expected return on plan assets	(13)	(48)	(26)	(96)
Amortization of actuarial loss	45	−	90	−
Net cost	$159	$77	$320	$154

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	March 31,	September 30,
	2009	2008
	(unaudited)
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$31,438	$22,844
Real estate investment partnerships and TIC property interests	8,433	6,563
Financial fund management entities	3,501	4,151
RCC	1,883	1,870
Other	582	246
Receivables from managed entities and related parties, net	$45,837	$35,674
Payables due to managed entities and related parties:
Real estate investment partnerships and TIC property interests	$567	$316
Other	10	270
Payables to managed entities	$577	$586

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)
Commercial finance − fees from investment partnerships	$5,580	$9,546	$10,754	$18,049
Real Estate – fees from investment partnerships and TIC property interests	1,712	3,004	6,105	5,226
Financial Fund Management - fees from managed entities (1)	196	2,800	1,399	5,838
RCC:
Management, incentive and servicing fees	1,239	872	3,055	3,648
Reimbursement of expenses	207	101	323	194
Dividends received	615	805	2,176	1,609
Atlas America, Inc. − reimbursement of net costs and expenses	469	587	741	742
1845 Walnut Associates Ltd - payment of rent and operating expenses	(119)	(158)	(244)	(278)
9 Henmar LLC – payment of broker/consulting fees	(6)	(60)	(44)	(227)
Ledgewood P.C. – payment of legal services	(227)	(544)	(313)	(704)

(1)
Excludes the non-cash adjustment on the unrealized depreciation in the book value of securities held by certain of the financial fund partnerships the Company manages totaling $1.7 million and ($611,000) for the three months ended March 31, 2009 and 2008, respectively, and $1.5 million and ($5.0 million) for the six months ended March 31, 2009 and 2008, respectively.

Transactions with RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and loans are sold to RCC at fair value plus an origination fee not to exceed 1%.  During the three and six months ended March 31, 2009, LEAF sold $0 and $6.1 million, respectively, of leases and loans to RCC.  During the three and six months ended March 31, 2008, LEAF sold $6.2 million and $28.9 million, respectively, of leases and loans to RCC.  In addition, from time to time, LEAF repurchases leases and loans from RCC at a price equal to their fair value as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and to facilitate the timely resolution of problem accounts when collection is considered likely.  During the three and six months ended March 31, 2009, LEAF repurchased $822,000 and $1.4 million, respectively, of leases and loans from RCC.  During the three and six months ended March 31, 2008, LEAF repurchased $0 and $3.3 million, respectively, of leases and loans from RCC.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and his wife B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s CEO and President.  On June 15, 2007, Merit entered into an agreement with TBBK under which TBBK provides banking and operational services for Merit.  For the three and six months ended March 31, 2009, Merit paid $11,800 and $35,800, respectively, in fees to TBBK.  For the three and six months ended March 31, 2008, the Company paid TBBK $6,300 and $20,300, respectively.  The Company had $676,000 and $3.0 million in deposit accounts at TBBK at March 31, 2009 and 2008, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The commercial finance assets are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  During the three and six months ended March 31, 2009, LEAF sold $104.4 million and $174.6 million, respectively, of commercial finance assets to the LEAF Funds.  During the three and six months ended March 31, 2008, LEAF sold $456.1 million and $738.2 million, respectively, to the LEAF Funds.  In addition, from time to time LEAF repurchases commercial finance assets from the LEAF Funds in the same manner as it does from RCC.  During the three and six months ended March 31, 2009, LEAF repurchased $144,000 and $1.1 million, respectively, of commercial finance assets from the LEAF Funds at a price equal to their fair value.  During the three and six months ended March 31, 2008, LEAF purchased $0 and $1.4 million, respectively, of leases and loans back from the LEAF Funds at a price equal to their fair value.

Relationship with 1845 Walnut Associates, Ltd.  The Company owns a 5% investment in a real estate partnership that owns a commercial office building at 1845 Walnut Street, Philadelphia in which the Company also leases space.  The property is managed by another related party, Brandywine Construction and Management, Inc.  In February 2009, the Company amended its lease for its offices in this building to extend the lease termination date through May 2013, with an option to extend the term for up to 15 additional years.

NOTE 19 − OTHER INCOME, NET

The following table details the Company’s other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)
RCC dividend income	$615	$805	$2,176	$1,609
Interest income and other income (expense), net	(71)	307	67	484
Other income, net	$544	$1,112	$2,243	$2,093

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

Level 3 − Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and that are, consequently, not based on market activity, but upon particular valuation techniques.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

As of March 31, 2009, the fair values of the Company’s financial assets and liabilities were as follows (in thousands) (unaudited):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale		$6,731	$	−		$6,765	$13,496
Total assets at fair value		$6,731	$	−		$6,765	$13,496

Liabilities:
Interest rate swaps	$	−		$1,225	$	−	$1,225
Total liabilities at fair value	$	−		$1,225	$	−	$1,225

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands) (unaudited):

Level 3
Beginning balance, October 1, 2008	$10,153
Realized losses – impairment charges on investment securities included in operations	(7,962)
Purchases, sales, issuances, and settlements, net	(393)
Change in unrealized losses – included in accumulated other comprehensive loss	4,967
Ending balance, March 31, 2009	$6,765

The following is a discussion of assets and liabilities recorded at fair value as well as the valuation techniques applied to each fair value measurement:

Investment Securities Available-for-Sale. The Company uses quoted market prices (Level 1) to value its investments in RCC and TBBK common stock.  The fair value of CDO investments is based primarily on internally generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs.  Unobservable inputs into these models include default, recovery, discount and deferral rates, prepayment speeds and reinvestment interest spreads (Level 3).

Derivative.  The Company’s interest rate swap is not listed on an exchange.  The Company values this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data (Level 2).  The Company’s methodology also incorporates the impact of both the Company’s and the counterparty’s credit standing.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Real estate carveouts.  TIC investment programs and real estate partnerships obtain senior lien financing with respect to acquired properties, on a non-recourse basis, with the lenders’ remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $605.4 million in financing and will expire as the related indebtedness is paid down over the next ten years.  Subsidiaries of the Company are both (i) the general partner of the real estate limited partnerships or the asset manager of the TIC investment programs and (ii) the property manager of all of these properties.  Accordingly, the Company has control over the operations of the underlying assets which mitigates the potential risk associated with these carveouts, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 21 - COMMITMENTS AND CONTINGENCIES – (Continued)

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

The Company's wholly owned broker-dealer subsidiary, Chadwick Securities, Inc. ("Chadwick"), serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined. As applied to Chadwick, the rule required a minimum net capital balance of $100,000 and $71,000 as of March 31, 2009 and September 30, 2008 respectively.  As of March 31, 2009 and September 30, 2008, Chadwick’s net capital was $252,000 and $547,000, respectively, which exceeded the minimum requirements by $152,000 and $476,000, respectively.

Two of the financial fund management investment partnerships have incentive distributions (carried interest) that are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  Based upon the evaluation of current information, the Company has reduced its total potential clawback obligation by $1.7 million ($5.8 million at March 31, 2009 from $7.5 million at September 30, 2008) in the consolidated statements of operations as an adjustment to financial fund management revenues.  The contingent liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 22 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands) (unaudited):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended March 31, 2009
Revenues from external customers	$13,694	$5,634	$7,364	$	−	$26,692
Equity in (losses) earnings of unconsolidated entities	(273)	(461)	1,247		−	513
Total revenues	13,421	5,173	8,611		−	27,205
Segment operating expenses	(6,774)	(5,370)	(5,082)		−	(17,226)
General and administrative expenses	(76)	(44)	(670)		(2,880)	(3,670)
Provision for credit losses	(853)	−	−		−	(853)
Depreciation and amortization	(960)	(300)	(55)		(220)	(1,535)
Interest expense	(2,959)	(210)	(1,744)		(1,011)	(5,924)
Minority interest income (expense), net	(400)	26	1,099		−	725
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Impairment charges on investment securities	−	−	(3,039)		−	(3,039)
Other income (expense), net	18	52	605		(131)	544
Income (loss) before intercompany interest expense and income taxes	1,417	(673)	(11,863)		(4,242)	(15,361)
Intercompany interest expense	(1,412)	−	−		1,412	−
Income (loss) from continuing operations before income taxes	$5	$(673)	$(11,863)		$(2,830)	$(15,361)

Six Months Ended March 31, 2009
Revenues from external customers	$29,382	$12,723	$17,094	$	−	$59,199
Equity in (losses) earnings of unconsolidated entities	(577)	(660)	1,436		−	199
Total revenues	28,805	12,063	18,530		−	59,398
Segment operating expenses	(14,223)	(11,288)	(10,810)		−	(36,321)
General and administrative expenses	(182)	(102)	(1,669)		(5,725)	(7,678)
Provision for credit losses	(2,830)	(29)	(1,738)		−	(4,597)
Depreciation and amortization	(1,908)	(615)	(111)		(448)	(3,082)
Interest expense	(7,069)	(474)	(5,009)		(1,771)	(14,323)
Minority interest income (expense), net	−	7	1,532		−	1,539
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Impairment charges on investment securities	−	−	(7,962)		−	(7,962)
Other income (expense), net	78	147	2,166		(148)	2,243
Income (loss) before intercompany interest expense and income taxes	2,671	(291)	(16,659)		(8,092)	(22,371)
Intercompany interest expense	(2,929)	−	−		2,929	−
(Loss) income from continuing operations before income taxes	$(258)	$(291)	$(16,659)		$(5,163)	$(22,371)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 22 − OPERATING SEGMENTS − (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended March 31, 2008
Revenues from external customers	$32,546	$7,107	$9,039	$	−	$48,692
Equity in earnings (losses) of unconsolidated entities	119	(415)	1,984		−	1,688
Total revenues	32,665	6,692	11,023		−	50,380
Segment operating expenses	(12,081)	(5,326)	(6,284)		−	(23,691)
General and administrative expenses	(97)	(44)	(806)		(2,810)	(3,757)
Provision for credit losses	(1,447)	−	−		−	(1,447)
Depreciation and amortization	(511)	(192)	(58)		(224)	(985)
Interest expense	(9,871)	(259)	(3,325)		(1,140)	(14,595)
Minority interest income (expense), net	(1,977)	−	(199)		−	(2,176)
Gain on sale of loans and investment securities, net	−	−	312		−	312
Impairment charges on investment securities	−	−	(132)		−	(132)
Other income, net	190	84	832		6	1,112
Income (loss) before intercompany interest expense and income taxes	6,871	955	1,363		(4,168)	5,021
Intercompany interest expense	(1,523)	−	−		1,523	−
Income (loss) from continuing operations before income taxes	$5,348	$955	$1,363		$(2,645)	$5,021

Six Months Ended March 31, 2008
Revenues from external customers	$60,548	$13,784	$21,480	$	−	$95,812
Equity in earnings (losses) of unconsolidated entities	82	(620)	(835)		−	(1,373)
Total revenues	60,630	13,164	20,645		−	94,439
Segment operating expenses	(21,462)	(10,792)	(12,898)		−	(45,152)
General and administrative expenses	(165)	(90)	(1,651)		(5,309)	(7,215)
Provision for credit losses	(3,762)	−	(458)		−	(4,220)
Depreciation and amortization	(978)	(377)	(139)		(456)	(1,950)
Interest expense	(18,091)	(519)	(8,557)		(2,105)	(29,272)
Minority interest income (expense), net	(2,632)	−	(635)		−	(3,267)
Loss on sale of loans and investment securities, net	−	−	(18,020)		−	(18,020)
Impairment charges on investment securities	−	−	(1,149)		−	(1,149)
Other income (expense), net	311	225	1,629		(72)	2,093
Income (loss) before intercompany interest expense and income taxes	13,851	1,611	(21,233)		(7,942)	(13,713)
Intercompany interest expense	(3,050)	−	−		3,050	−
Income (loss) from continuing operations before income taxes	$10,801	$1,611	$(21,233)		$(4,892)	$(13,713)

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
Segment assets
March 31, 2009	$179,531	$147,592	$33,833	$(24,377)	$336,579
March 31, 2008	$698,607	$145,709	$307,147	$(6,279)	$1,145,184

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2009
(unaudited)

NOTE 22 − OPERATING SEGMENTS − (Continued)

Geographic Information.  Revenues generated from the Company’s European operations totaled $585,000 and $1.5 million for the three and six months ended March 31, 2009, respectively, and $803,000 and $4.0 million for the three and six months ended March 31, 2008, respectively.  Included in segment assets as of March 31, 2009 and 2008 were $4.7 million and $7.4 million, respectively, of European assets.

(Back to Index)

(Back to Index)

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the period ended September 30, 2008.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview of the Three and Six Months Ended March 31, 2009 and 2008

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of March 31, 2009, we managed $16.7 billion of assets.

We limit our fund development and management services to asset classes in which we have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial loans secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and the ownership of real estate loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans, and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential).  In our financial fund management operations, we manage trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans, and asset-backed securities, or ABS.

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduction in liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and reduced our ability to access debt financing for our operations.  For the balance of fiscal 2009, given the constraints imposed by current economic and market conditions, we expect to focus on (i) managing our existing assets which provides us with substantial fee income and (ii) raising funds through our retail broker channel for investment programs in our commercial finance and real estate businesses.  We also expect to begin to realize the cost savings primarily resulting from our reductions in force which we initiated in prior quarters.  In our commercial finance segment, we have scaled back our originations to accommodate the limited availability of debt financing.  In our real estate segment, we expect to continue to acquire multifamily apartments through our investment partnerships, and additionally, are focusing efforts towards acquiring distressed assets where we possess significant experience in managing and resolving such assets using our existing real estate platform of highly skilled professionals.  In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored, but do not expect to sponsor any new CDO issuers.

For the first half of fiscal 2009, the effect of the current economic conditions resulted in us recording the following charges.

During the three months ended March 31, 2009:

•	an $8.7 million loss, net of tax, from the sale of our interest in Apidos CDO VI, a CDO issuer, that invested in secured bank loans;

•
a $1.5 million charge, net of minority interest and tax, from the other-than-temporary impairment of certain investments in CDO issuers, primarily those with investments in financial institutions ($868,000) and bank loans ($596,000);

•	a $638,000 provision for credit losses, net of tax, which impacted our commercial finance business segment; and

•	a $381,000 charge, net of tax, to reflect our equity interest in the unrealized depreciation in the book value of securities held by investment partnerships we have sponsored and manage.

(Back to Index)

(Back to Index)

During the six months ended March 31, 2009:

•	a $7.7 million charge, net of tax, from the sale of our interest in Apidos CDO VI;

•
a $4.2 million charge, net of minority interest and tax, to reflect the other-than-temporary impairment of certain investments in CDO issuers with investments in bank loans ($3.3 million, including $1.3 million in Europe) and financial institutions ($937,000);

•
a $3.0 million provision for credit losses, net of tax, which impacted our business segments as follows:  commercial finance ($1.9 million), real estate ($20,000) and financial fund management ($1.1 million); and

•	a $1.0 million charge, net of tax, to reflect our equity losses in the unrealized depreciation in the book value of securities held by our investment partnerships.

Principally as a result of these charges, we recorded a net loss of $11.6 million and $14.9 million, respectively, for the three and six months ended March 31, 2009.

We have reduced the amount of assets and borrowings reflected on our balance sheet.  As of March 31, 2009, total assets decreased by $421.8 million to $336.6 million and borrowings decreased by $395.2 million to $158.8 million from comparable balances at September 30, 2008.  This reduction results largely from the sale of all or part of our interests in two entities that we had previously consolidated.  In March 2009, we entered into an agreement to sell our equity interest in Apidos CDO VI and thereby removed from our balance sheet $219.7 million of loans it held for investment and $213.3 million of its senior notes, net.  We also sold a portion of our interest in a LEAF subsidiary, LEAF Commercial Finance Fund, LLC, or LCFF, and accordingly, our balance sheet no longer consolidates $195.0 million of commercial finance assets together with $187.6 million of debt financing ($143.8 million outstanding at September 30, 2008).  In both cases, the debt removed had been non-recourse to us.  Additionally, we reduced outstanding borrowings on our commercial finance revolving warehouse credit facility by $31.2 million and our Sovereign revolving line of credit by $6.4 million.

Assets Under Management

Our assets under management decreased by $1.0 billion to $16.7 billion at March 31, 2009 from $17.7 billion at March 31, 2008.  The following table sets forth information relating to our assets under management by operating segment (in millions) (1):

	As of March 31,		Increase (Decrease)
	2009	2008	Amount		Percentage
Financial fund management	$13,476	$14,285	$(809)	(2)	(6)%
Real estate	1,693	1,688	5		−
Commercial finance	1,504	1,705	(201)	(3)	(12)%
	$16,673	$17,678	$(1,005)		(6)%

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)	Reduction primarily due to the sale of Apidos CDO VI and a decrease in the collateral base of our ABS portfolio resulting from defaults and rating agency downgrades.

(3)	Reduction primarily reflects the sale of LCFF and reduction in new originations.

Our assets under management are primarily managed through various investment vehicles including CDOs, public and private limited partnerships, tenant-in-common, or TIC, property interest programs, a real estate investment trust, or REIT, and other investment funds.  All of our operating segments manage assets on behalf of Resource Capital Corp., or RCC, a REIT we sponsored and manage.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Property Interest Programs	Other Investment Funds
As of March 31, 2009
Financial fund management	34	13	−	1
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	36	25	7	7
As of March 31, 2008
Financial fund management	31	12	−	−
Real estate	2	6	7	2
Commercial finance	−	3	−	1
	33	21	7	3

(Back to Index)

(Back to Index)

As of March 31, 2009 and 2008, we managed $16.7 billion and $17.7 billion of assets, respectively, for the accounts of institutional and individual investors and RCC and for our own account in the following asset classes (in millions):

	As of March 31, 2009						As of March 31, 2008
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,729	$	−	$	−	$4,729	$5,077
Bank loans (1)	3,070		960		−	4,030	3,086
Asset-backed securities (1)	4,357		295		−	4,652	6,043
Real properties (2)	667		−		−	667	572
Mortgage and other real estate-related loans (2)	−		869		157	1,026	1,116
Commercial finance assets (3)	1,300		96		108	1,504	1,705
Private equity and hedge fund assets (1)	65		−		−	65	79
	$14,188		$2,220		$265	$16,673	$17,678

For the purposes of calculating our assets under management, we value our assets as follows:

(1)	We value financial fund management assets at their amortized cost.

(2)
We value real estate assets as the sum of (a) the amortized cost of our commercial real estate loans; (b) the book value of real estate and other assets held by our real estate investment partnerships and tenant-in-common, or TIC, property interests; (c) the amount of our outstanding legacy loan portfolio; and (d) the book value of our interests in real estate.

(3)	We value commercial finance assets as the sum of the book value of the equipment, leases and loans and future payment card receivables financed by us.

Employees

As of March 31, 2009, excluding our property management team, we employed 490 full-time workers, a decrease of 89, or 15%, from 579 employees at March 31, 2008.  The following table summarizes all of our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
March 31, 2009
Investment professionals	126	36	26	62	2
Other	364	16	16	295	37
	490	52	42	357	39
Property management	313	−	313	−	−
Total	803	52	355	357	39

March 31, 2008
Investment professionals	187	42	30	113	2
Other	392	19	15	320	38
	579	61	45	433	40
Property management	218	−	218	−	−
Total	797	61	263	433	40

(Back to Index)

(Back to Index)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Fund management revenues (1)	$13,241	$19,935	$29,452	$34,178
RCC management fees	986	574	2,477	2,945
Finance and rental revenues (2)	11,970	25,407	25,845	50,819
Gain on resolution of loans and other property interests (3)	678	1,633	678	1,633
Net gain on the sale of TIC property interests (4)	−	202	−	373
Other (5)	330	2,629	946	4,491
	$27,205	$50,380	$59,398	$94,439

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

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)	Reflects gains, net of losses, recognized by our real estate segment on the sale of TIC property interests to outside investors.

(5)	Includes the equity compensation earned in connection with the formation of RCC and the disposition of leases and loans as well as other charges in our commercial finance operations.

A detailed description of the revenues generated by each of our business segments can be found under “Results of Operations:  Commercial Finance,” “:Real Estate” and “:Financial Fund Management.”

Results of Operations: Commercial Finance

During the quarter, we focused our efforts on improving our financial condition by monetizing investments and reducing borrowings.  In March 2009, two of our investment partnerships, LEAF Equipment Leasing Income Fund III, L.P., or LEAF III and LEAF Equipment Finance Fund 4, L.P., or LEAF 4, two public equipment leasing partnerships, formed a joint venture, LEAF Funds Joint Venture 2, LLC, or JV2.  LEAF III and LEAF 4 invested $10.0 million into JV2, which in turn acquired a portion of our interest in LCFF, an investment fund that we formed to acquire and finance leases and loans we originate, and repaid us for amounts due to us from LCFF.  We continue to maintain voting control of LCFF.  As a result of the transaction, LCFF became a VIE for which JV2 was determined to be the primary beneficiary and, therefore, we no longer consolidate LCFF as of March 1, 2009.  Accordingly, a total of $195.0 million of commercial finance assets and $187.6 million of debt financing were effectively transferred to JV2.  As a result of this deleveraging and the reduction in our warehouse borrowings, the commercial finance assets we managed for our own account at March 31, 2009 decreased $512.0 million (83%) to $108.0 million as compared to $620.0 million at March 31, 2008.  The assets we managed for others increased by $311.0 million (29%) to $1.4 billion at March 31, 2009 as compared to $1.1 billion at March 31, 2008.

As of March 31, 2009, our commercial finance assets under management decreased $201.0 million (12%) to $1.5 billion as compared to $1.7 billion million at March 31, 2008.  Originations of new equipment financing for the three and six months ended March 31, 2009 were $89.3 million and $237.7 million, respectively, as compared to $168.9 million and $899.0 million for the three and six months ended March 31, 2008, a decrease of $79.6 million (47%) and $661.3 million (74%), respectively.  Originations for the six months ended March 31, 2008 included $581.5 million related to our November 2007 acquisitions of the Dolphin Capital Corp. and NetBank portfolios of leases and loans.  Excluding these acquisitions, originations for the three and six months ended March 31, 2008 were $168.9 million and $317.5 million, respectively, as compared to $89.3 million and $237.7 million for the three and six months ended March 31, 2009.  Our originations have been and we expect they will continue to be impacted by the state of the credit markets and the ability of our funds to obtain financing to acquire portfolios of leases and loans from us.

In August 2008, we commenced the $200.0 million public offering of limited partnership interests in LEAF 4, which broke escrow and commenced operations in September 2008.  Through May 8, 2009, we had raised $62.7 million in LEAF 4.  In addition, through February 2009, we sold subordinated notes in LCFF.  This offering closed in February 2009 having raised $9.4 million.

(Back to Index)

(Back to Index)

As of March 31, 2009, we managed approximately 106,000 leases and loans that had an average original finance value of $24,000 with an average term of 53 months as compared to approximately 93,000 leases and loans that had an average original finance value of $24,500 with an average term of 49 months as of March 31, 2008.

The following table sets forth information related to commercial finance assets we manage (1) (in millions):

	As of March 31,
	2009	2008
LEAF	$102	$472	(1)
LCFF (2)	−	125
Merit Capital Advance, or Merit	6	23
Managed for our own account	108	620

Lease Equity Appreciation Fund I, L.P.	89	109
Lease Equity Appreciation Fund II, L.P.	245	336
LEAF III	655	536
LEAF 4	65	−
LCFF (2)	207	−
RCC	96	94
Other	39	10
Managed for others	1,396	1,085
	$1,504	$1,705

(1)	For information on how we calculate assets under management, see the table and related notes at the end of "Assets under Management," above.

(2)	As of March 1, 2009, LCFF is no longer a consolidated entity.

The revenues from our commercial finance operations consist primarily of (a) finance revenues from leases and loans held by us prior to being sold, (b) acquisition fees which we earn when we sell commercial finance assets to one of our investment partnerships, and (c) asset management fees earned over the life of the lease or loan after we sell it.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues: (1)
Finance revenues − LEAF	$6,675	$17,230	$13,609	$31,489
Finance revenues – Merit	595	2,108	1,518	4,276
Acquisition fees	1,831	5,749	3,186	11,453
Fund management fees	3,996	4,820	9,598	8,817
Other	324	2,758	894	4,595
	$13,421	$32,665	$28,805	$60,630

Costs and expenses:
Wage and benefit costs − LEAF	$3,232	$6,462	$6,435	$11,411
Wage and benefit costs − Merit	279	667	665	1,259
	3,511	7,129	7,100	12,670
Other costs and expenses:
LEAF	3,129	4,198	6,717	7,239
Merit	134	754	406	1,553
	3,263	4,952	7,123	8,792
	$6,774	$12,081	$14,223	$21,462

(1)
Total revenues include RCC servicing and origination fees of $283,000 and $639,000 for the three and six months ended March 31, 2009, respectively, and $305,000 and $731,000 for the three and six months ended March 31, 2008, respectively.

(Back to Index)

(Back to Index)

Revenues - Three and Six Months Ended March 31, 2009 as Compared to the Three and Six Months Ended March 31, 2008

Revenues decreased $19.2 million (59%) and $31.8 million (52%) for the three and six months ended March 31, 2009, respectively, as compared to three and six months ended March 31, 2008.  We attribute these decreases to the following:

•
a $10.6 million (61%) and $17.9 million (57%) decrease in commercial finance revenues for the three and six months ended March 31, 2009, respectively.  The portfolio of commercial finance assets held by us at March 31, 2009 was $108.0 million compared to $620.0 million at March 31, 2008, a decrease of $512.0 million (83%).  In fiscal 2008, we held a significantly higher than normal portfolio of leases and loans as a result of the $412.0 million NetBank portfolio acquired in November 2007 and held by us until being completely sold to LEAF III in April 2008.  As a result of the sale, our finance revenues decreased significantly; however, we are earning ongoing fund management fees;

•
a $1.5 million (72%) and $2.8 million (64%) decrease in commercial finance revenues for the three and six months ended March 31, 2009, respectively, attributable to the operations of Merit.  Due to current economic conditions, we have reduced our originations for the Merit business;

•
a $3.9 million (68%) and $8.3 million (72%) decrease, respectively, in asset acquisition fees resulting from the decrease in leases sold to our funds and RCC by $357.9 million (77%) and $586.4 million (76%) to $104.4 million and $180.7 million for the three and six months ended March 31, 2009, respectively.  The decrease reflects the assets sold to our investment entities in fiscal 2008 related to the NetBank and Dolphin Capital Corp. portfolio acquisitions;

•
an $824,000 (17%) decrease in fund management fees for the three months ended March 31, 2009.  Management fees include fees received to service our portfolios, offering fees earned when we are raising capital in our investment entities and capitalized loan origination costs.  For the three months ended March 31, 2009, management fees earned to service leases increased by $283,000 (9%).  This increase was more than offset by decreased offering fees of $327,000 (42%) related to the time between the closing of LEAF III (April 2008) and the commencement of LEAF 4 (August 2008).  Equity sales volume is typically greater at the end of a fund’s offering than it is in the beginning.  In addition, net capitalized loan origination costs decreased by $780,000 (109%).  For the six months ended March 31, 2009, fund management fees increased by $781,000 (9%).  Management fees earned to service leases increased by $1.5 million (26%) due to the increase in assets managed for others.  This increase was offset, in part, by decreased offering fees of $621,000 (45%) related to the time between the closing of LEAF III and the commencement of the LEAF 4 offering.  In addition, net capitalized loan origination costs decreased by $129,000 (9%); and

•
a $2.4 million (88%) and $3.7 million (81%) decrease in other income for the three and six months ended March 31, 2009, respectively, primarily reflecting net losses on equipment finance dispositions, which typically vary widely from period to period, but decreased as a result of our sales in fiscal 2008 of the NetBank portfolio to LEAF III.

Costs and Expenses − Three and Six Months Ended March 31, 2009 as Compared to the Three and Six Months Ended March 31, 2008

Costs and expenses from our commercial finance operations decreased by $5.3 million (44%) and $7.2 million (34%) for the three and six months ended March 31, 2009, respectively.  We attribute this decrease primarily to:

•
a reduction in wage and benefit costs of $3.6 million (51%) and $5.5 million (44%) for the three and six months ended March 31, 2009, respectively.  These decreases reflect our elimination of redundant positions as a result of the conversions onto the LEAF platform of the operations acquired in fiscal 2008.  We reduced the number of full-time employees in our commercial finance operations by 76 to 357 at March 31, 2009 from 433 at March 31, 2008.  The decrease in wage and benefit costs is also due to an increase in reimbursements from our funds for direct labor costs incurred to service their portfolios.  Because a larger percentage of our assets are being held directly by our investment funds, a greater percentage of our wages and benefit costs are being reimbursed; and

•
a reduction in other costs and expenses of $1.7 million (34%) and $1.7 million (19%) for the three and six months ended March 31, 2009, respectively.  These decreases are due to the decline in assets managed for our own account, which resulted in reduced costs to service our portfolio, primarily legal costs, and to our ongoing cost saving and consolidation efforts targeted at eliminating redundancies of overhead occurring through our acquisitions and taking advantage of efficiencies obtained by operating on a single platform.  In addition, fiscal 2008 included one-time costs related to the acquisitions which did not recur in fiscal 2009.

(Back to Index)

(Back to Index)

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

•
a portfolio of distressed real estate loans we acquired at a discount, primarily from the U.S. Department of Housing and Urban Development, as well as an opportunity fund we commenced in fiscal 2009 to acquire distressed real estate and real estate loans.

	As of March 31,
	2009	2008
	(in millions)
Assets under management: (1)
Commercial real estate debt	$875	$947
Real estate investment funds and programs	537	485
Institutional portfolios	129	87
Distressed portfolios	80	67
Legacy portfolio	72	102
	$1,693	$1,688

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

    During the three and six months ended March 31, 2009, our real estate operations continued to be affected by the following principal trends or events:

•
the transition of property management from outsourced third party managers to our internal multifamily manager, Resource Residential, which commenced operations in October 2007 and which has provided us with a new source of revenues;

•	the continuing volatility and reduction in liquidity in global credit markets which has reduced our fee income from RCC;

•	an increase in the number of distressed real estate opportunities that are available for purchase; and

•	continued opportunities through the sponsorship of real estate investment partnerships including a new partnership which will invest in discounted commercial real estate assets.

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

The gains we recognize on the resolution of loans, assets we consolidate as a result of the application of Financial Accounting Standards Board, or FASB, Interpretation No. 46 as amended, or FIN 46-R, and other real estate assets, and the amount of fees we may receive, will vary from transaction to transaction.  There have been in the past, and we expect that in the future there will be, significant period-to-period variations in our gains on resolution and fee income.  Moreover, we anticipate that gains on resolution will likely decrease in the future as we complete the resolution of our legacy portfolio.

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Management fees:
Asset management fees	$908	$794	$1,903	$1,443
Resource Residential property management fees	997	507	1,981	739
REIT management fees from RCC	712	430	1,797	2,206
	2,617	1,731	5,681	4,388
Fee income from sponsorship of partnerships, ventures and TIC property interests	152	1,329	1,663	2,628
Master lease revenues	996	814	1,978	1,691
Rental property income and FIN 46-R revenues	1,024	1,009	2,316	2,118
Interest, including accreted loan discount	167	376	407	795
Gains and fees on the resolution of loans and other property interests	678	1,633	678	1,633
Equity in losses of unconsolidated entities	(461)	(402)	(660)	(462)
Net gain on sales of TIC property interests	−	202	−	373
	$5,173	$6,692	$12,063	$13,164

Costs and expenses:
General and administrative expenses	$2,289	$2,951	$5,248	$5,898
Resource Residential expenses	1,001	723	1,993	1,509
Master lease expenses	1,136	967	2,336	1,910
Rental property and FIN 46-R expenses	944	685	1,711	1,475
	$5,370	$5,326	$11,288	$10,792

Revenues – Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Revenues decreased $1.5 million (23%) for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  We attribute the decrease to the following:

•	a $114,000 increase in asset management fees due to an increase in the number of funds, programs and joint ventures that we manage by five to 20 at March 31, 2009;

•	a $490,000 increase in fees earned by Resource Residential due to an increase in the number of properties under management by 14 to 50 at March 31, 2009;

•	a $282,000 increase in REIT management fees principally due to higher RCC net income;

•
a $1.2 million decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships.  During the three months ended March 31, 2009, we earned a debt origination fee from the acquisition of a discounted note by a joint venture with one of our institutional partners.  Additionally, no assets were acquired by our investment partnerships during the three months ended March 31, 2009 as compared to three assets acquired by our investment partnerships for $37.7 million during the three months ended March 31, 2008;

•	a $182,000 increase in master lease revenues from one TIC property;

•	a $209,000 decrease in interest income attributable to the paydown of two loans;

•
a $955,000 decrease in gains and fees on resolution of loans and other property interests.  During the three months ended March 31, 2009, we received proceeds of $8.7 million from the payoff of one loan, resulting in a gain of $991,000.  We also received discounted proceeds of $1.2 million from the payoff of another loan resulting in a loss of $313,000.  In the three months ended March 31, 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of a 19.99% interest in a hotel property we own in Savannah, Georgia, resulting in a gain of $612,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture, resulting in a gain of $891,000;

•	a $59,000 increase in equity losses of unconsolidated entities due to our investment in two recent real estate ventures; and

•	a $202,000 decrease in net gain on sales of TIC property interests due to the sale of five TIC property interests during the three months ended March 31, 2008; there were no sales in fiscal 2009.

(Back to Index)

(Back to Index)

Costs and Expenses – Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Costs and expenses of our real estate operations were $5.4 million for the three months ended March 31, 2009, an increase of $44,000 (1%) as compared to the three months ended March 31, 2008, primarily due to:

•
a $662,000 decrease in general and administrative expenses due to a decrease in wages and benefits related to a decrease in the number of employees to 42 at March 31, 2009 from 45 at March 31, 2008 and overall reduced compensation costs;

•
a $278,000 increase in Resource Residential expenses due primarily to an increase in wages and benefits related to the increase in the number of employees as the number of its managed properties increased;

•	a $169,000 increase in master lease expenses from one TIC asset due to turnover costs related to decreased occupancy; and

•	a $259,000 increase in rental and FIN 46-R property expenses due to back taxes we had to pay on a property we acquired through foreclosure in Philadelphia.

Revenues - Six Months Ended March 31, 2009 as Compared to the Six Months Ended March 31, 2008

Revenues decreased $1.1 million (8%) to $12.1 million for the six months ended March 31, 2009 from $13.1 million for the six months ended March 31, 2008.  We attribute the decrease to the following:

•	a $460,000 increase in asset management fees due to an increase in the number of funds, programs and joint ventures that we manage by 5 to 20 at March 31, 2009;

•	a $1.2 million increase in fees earned by Resource Residential due to an increase in the number of properties under management by 14 to 50 at March 31, 2009;

•	a $409,000 decrease in REIT management fees, due principally to lower RCC net income for the six months ended March 31, 2009;

•	a $965,000 decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships and TIC property interests;

•	a $287,000 increase in master lease revenues from one TIC property;

•	a $198,000 increase in rental property income due to a seasonal increase in occupancy at our hotel in Georgia;

•	a $388,000 decrease in interest income attributable to the paydown of two loans;

•
a $955,000 decrease in gains and fees on resolution of loans and other property interests during the six months ended March 31, 2009.  We received proceeds of $8.7 million from the payoff of one loan, resulting in a gain of $991,000.  We also received discounted proceeds of $1.2 million from the payoff of another loan resulting in a loss of $313,000.  During the six months ended March 31, 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of 19.99% interest in a hotel property we own in Savannah, Georgia, resulting in a gain of $612,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000;

•	a $198,000 increase in our equity share of operating losses of unconsolidated real estate investments; and

•	a $373,000 decrease in net gain on sales of TIC property interests due to the sale of 13 TIC property interests in the six months ended March 31, 2008; there were no sales in fiscal 2009.

(Back to Index)

(Back to Index)

Costs and Expenses − Six Months Ended March 31, 2009 as Compared to the Six Months Ended March 31, 2008

Costs and expenses of our real estate operations were $11.3 million for the six months ended March 31, 2009, an increase of $496,000 (5%) as compared to the six months ended March 31, 2008, primarily due to:

•
a $650,000 decrease in general and administrative expenses due to a decrease in wages and benefits related to a decrease in the number of employees to 42 at March 31, 2009 from 45 at March 31, 2008 and overall reduced compensation costs;

•
a $484,000 increase in Resource Residential expenses due primarily to an increase in wages and benefits related to the increase in the number of employees as the number of its managed properties increased;

•	a $426,000 increase in master lease expenses from one TIC asset due to turnover costs related to decreased occupancy; and

•	a $236,000 increase in rental and FIN 46-R property expenses due to back taxes we had to pay on a property we acquired through foreclosure in Philadelphia.

Results of Operations: Financial Fund Management

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

•	Apidos Capital Management, LLC, or Apidos, which finances, structures and manages investments in bank loans, high yield bonds and equity investments;

•
Ischus Capital Management, LLC, or Ischus, which finances, structures and manages investments in asset-backed securities, or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

•	Resource Europe Management Ltd., or Resource Europe, which invests in, structures and manages investments in international bank loans;

•	Resource Financial Institutions Group, Inc., or RFIG, which serves as the general partner for five company-sponsored affiliated partnerships which invest in financial institutions;

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

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of March 31, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,729	$	−	$4,729
Apidos	2,694		960	3,654
Ischus	4,357		295	4,652
Resource Europe	376		−	376
Other company-sponsored partnerships	65		−	65
	$12,221		$1,255	$13,476

(Back to Index)

(Back to Index)

	As of March 31, 2008
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$5,077	$	−	$5,077
Apidos	1,674		949	2,623
Ischus	5,658		385	6,043
Resource Europe	463		−	463
Other company-sponsored partnerships	79		−	79
	$12,951		$1,334	$14,285

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

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

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  As a result of current conditions in the global credit markets, we may be significantly limited in our ability, or unable, to sponsor CDOs in the future.  As a consequence, while we expect that the existing CDO issuers we manage will continue to provide us with a stream of management fee revenues, we may be unable to increase those revenues during fiscal 2009 or they may decrease.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Trapeza

We have co-sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.7 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  Additionally, we have invested as a limited partner in each of these limited partnerships.

        We derive revenues from our Trapeza operations through base and subordinate management and administration fees.  We also receive distributions on amounts we have invested in limited partnerships.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.15% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  These fees are also shared with our co-sponsors.  In 11 CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  Based upon projected cash flows, we expect to receive subordinated management fees from one of these issuers in the future.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in the three and six months ended March 31, 2009 nor do we expect to receive any such fees in the future.  Incentive management fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all Trapeza partnerships for the first and second quarters of fiscal 2009 and expect we will do so for the remaining two quarters of fiscal 2009.

(Back to Index)

(Back to Index)

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.7 billion in bank loans at March 31, 2009, of which $960.1 million are managed on behalf of RCC through three CDOs.  We sponsored, structured and currently manage one CDO issuer holding $375.6 million in European bank loans at March 31, 2009.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2008 nor in the three and six months ended March 31, 2009 and do not expect to receive any such fees during the remainder of fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.

Ischus

We sponsored, structured and currently manage nine CDO issuers for institutional investors, individuals and RCC which hold approximately $4.7 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $295.3 million is managed on behalf of RCC.

Through Ischus, we own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships own a portion of the equity interests of three Trapeza CDO issuers and Ischus CDO I.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through base and subordinated management and administration fees.  We also receive distributions on amounts we invest in the limited partnerships.  Base management fees vary by CDO issuer, ranging from between 0.04% and 0.20% of the aggregate principal balance of the collateral held by the CDO issuer.  In five CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees. We no longer expect to receive subordinated management fees from these CDO issuers in the future.  We are also entitled to receive incentive management fees; however, we no longer expect to receive incentive management fees in the future because these fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all SFF partnerships for the first and second quarters of fiscal 2009 and expect we will do so for the remaining two quarters of fiscal 2009.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage five affiliated partnerships for individual and institutional investors which hold approximately $61.0 million in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

In March 2009, we sponsored, structured and currently manage a new affiliated partnership organized as a credit opportunities fund which holds approximately $3.7 million in senior bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

We have also sponsored, structured and currently manage another affiliated partnership organized as a hedge fund.  We have invested as a limited partner in this partnership.  In March 2008, we decided to liquidate this partnership and we expect to complete the dissolution and liquidation during the third quarter of fiscal 2009.  This will not have a material effect on our future revenues.

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Limited and general partner interests:
Fair value adjustments	$1,181	$(1,146)	$(37)	$(7,827)
Operations	(21)	727	(52)	2,128
Total limited and general partner interests	1,160	(419)	(89)	(5,699)

Fund and RCC management fees	4,280	6,251	10,405	13,132
Interest income on loans	2,513	3,870	6,017	10,450
Earnings from unconsolidated CDOs	289	640	750	1,453
Introductory agent fees	363	−	1,237	−
Earnings of SFF partnerships	−	450	158	913
Other	6	231	52	396
	$8,611	$11,023	$18,530	$20,645
Costs and expenses:
General and administrative expenses	$5,055	$6,297	$10,766	$12,790
Equity compensation expense (income) - RCC	5	(48)	1	62
Expenses of SFF partnerships	22	35	43	46
	$5,082	$6,284	$10,810	$12,898

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Revenues decreased $2.4 million (22%) to $8.6 million for the three months ended March 31, 2009.  We attribute the decrease to the following:

•	Limited and general partner interests:

-
during the three months ended March 31, 2009 and 2008, we recorded $1.7 million and ($1.0 million), respectively, in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements.  The $1.7 million adjustment reflects a reduction in our total potential clawback obligation ($5.8 million at March 31, 2009 from $7.5 million at September 30, 2008).  As of December 31, 2008, we had eliminated our future exposure to these partnerships;

-
during the three months ended March 31, 2009 and 2008, we recorded ($509,000) and ($128,000), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in other company-sponsored partnerships;

-
during the three months ended March 31, 2009 and 2008, we recorded $0 and $879,000, respectively, in operations (other than fair value adjustments) from our limited and general partner share of operating results of the unconsolidated Trapeza partnerships.  As of December 31, 2008, we had eliminated our future exposure to these partnerships; and

-
during the three months ended March 31, 2009 and 2008, we recorded ($21,000) and ($152,000), respectively, in operations (other than fair value adjustments) from our limited and general partner share of operating results of unconsolidated other company-sponsored partnerships.

•	a $2.0 million decrease in fund and RCC management fees, primarily from the following:

-
a $1.7 million net decrease in collateral management fees from our Trapeza operations, of which $720,000 is due to the write-off of subordinate management fees in 10 CDO issuers for the three months ended March 31, 2009.  We do not expect to receive subordinate management fees in nine of these CDO issuers in the future;

-
a $1.0 million net decrease in collateral management fees from our Ischus operations due to a reduction in subordinated management fees because of an increase in rating agency downgrades which reduced our collateral base; and

-	a $156,000 decrease in management fees from other company-sponsored partnerships primarily due to the liquidation of our previously sponsored hedge fund.

(Back to Index)

(Back to Index)

These decreases were partially offset by:

-	a $567,000 increase in collateral management fees resulting from the assumption of the management of four bank loan CDO issuers from an unaffiliated third-party asset manager; and

-	a $467,000 increase in RCC management fees and equity compensation, reflecting a $107,000 increase in management fees and $360,000 increase in equity compensation.

•
a $1.4 million decrease in interest income on loans held for investment by Apidos CDO VI, which we consolidated under FIN 46-R, principally due to a decrease in market interest rates.  The weighted average loan balances for the three months ended March 31, 2009 and 2008 were $234.8 million and $221.0 million, respectively, at weighted average interest rates of 3.41% and 6.45%, respectively.  In addition, we recorded $462,000 and $230,000 of accreted loan discount for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, we agreed to sell our interest in Apidos CDO VI.  This transaction settled on May 6, 2009;

•
a $351,000 decrease in earnings from nine unconsolidated CDO issuers we previously sponsored and manage, which we have fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments;

•
a $363,000 increase in introductory agent, due diligence fees earned in connection with eight trust preferred security transactions in the three months ended March 31, 2009.  There were no such transactions in the three months ended March 31, 2008;

•
a $450,000 decrease in our earnings from SFF partnerships related to a decrease in earnings from four CDO investments which we have fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments; and

•	a $225,000 decrease in other income, primarily as a result of a decrease in interest income earned on our cash and restricted cash balances.

Costs and Expenses – Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Costs and expenses of our financial fund management operations decreased $1.2 million (19%) for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  We attribute the decrease to the following:

•	a $1.2 million decrease in general and administrative expenses, primarily from the following:

-	a $605,000 decrease in wages and benefits due to a decrease in asset management and support personnel;

-	a $402,000 decrease in professional fees, primarily due to a decrease in consulting fees related to our European operations; and

-	a $127,000 decrease in financial software expenses.

Revenues - Six Months Ended March 31, 2009 as Compared to the Six Months Ended March 31, 2008

Revenues decreased $2.1 million (10%) to $18.5 million for the six months ended March 31, 2009.  We attribute the increase to the following:

•	Limited and general partner interests:

-
during the six months ended March 31, 2009 and 2008, we recorded $1.5 million and ($8.1 million), respectively, in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements.  The $1.5 million adjustment primarily is a result of the reduction in our total potential clawback obligation.  As of December 31, 2008, we had eliminated our future exposure to these partnerships;

-
during the six months ended March 31, 2009 and 2008, we recorded ($1.6 million) and $253,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in other company-sponsored partnerships;

-
during the six months ended March 31, 2009 and 2008, we recorded ($4,000) and $2.3 million, respectively, in operations (other than fair value adjustments) from our limited and general partner share of operating results of the unconsolidated Trapeza partnerships.  As of December 31, 2008, we had eliminated our future exposure to these partnerships; and

-
during the six months ended March 31, 2009 and 2008, we recorded ($48,000) and ($137,000), respectively, in operations (other than fair value adjustments) from our limited and general partner share of operating results of unconsolidated other company-sponsored partnerships.

(Back to Index)

(Back to Index)

•	a $2.7 million decrease in fund and RCC management fees, primarily from the following:

-
a $2.5 million net decrease in collateral management fees from our Trapeza operations, of which $1.3 million is due to the write-off of subordinate management fees in 10 CDO issuers for the six months ended March 31, 2009.  We do not expect to receive subordinate management fees in nine of these CDO issuers in the future;

-
a $1.8 million net decrease in collateral management fees from our Ischus operations due to a reduction in subordinated management fees and an increase in rating agency downgrades which reduced our collateral base; and

-	a $260,000 decrease in management fees from other company-sponsored partnerships primarily due to the liquidation of our previously sponsored hedge fund.

These decreases were partially offset by:

-	a $1.1 million increase in collateral management fees resulting from the assumption of the management of four bank loan CDO issuers from an unaffiliated third-party asset manager;

-	a $408,000 increase in RCC management fees and equity compensation, reflecting a $92,000 decrease in management fees offset by a $500,000 increase in equity compensation; and

-	a $492,000 decrease in our share of expenses for the management of Trapeza Capital Management LLC and Trapeza Management Group LLC.

•	a $4.4 million decrease in interest income on loans held for investment, resulting primarily from the following:

-
a $3.2 million decrease from CDO issuers we consolidated through warehouse facilities for the six months ended March 31, 2008 including one Apidos and one Resource Europe CDO issuer.  The weighted average loan balance of these CDO issuers was $98.7 million at a weighted average interest rate of 6.31%.  We did not consolidate any CDO issuers through warehouse facilities for the six months ended March 31, 2009; and

-
a $1.2 million decrease from Apidos CDO VI.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for the six months ended March 31, 2009 and 2008 were $231.5 million and $196.0 million, respectively, at weighted average interest rates of 4.38% and 6.78%, respectively.  In addition, we recorded $803,000 and $274,000 of accreted loan discount for the six months ended March 31, 2009 and 2008, respectively.

•
a $703,000 decrease in earnings from 12 unconsolidated CDO issuers we sponsored and manage.  Through March 31, 2009, we have fully impaired nine CDO investments; the cost-recovery method will be used to realize any future income on these investments;

•
a $1.2 million increase in introductory agent fees earned in connection with 24 trust preferred security transactions in the six months ended March 31, 2009.  There were no fees earned in the six months ended March 31, 2008;

•
a $755,000 decrease in our earnings from SFF partnerships related to a decrease in earnings from four CDO investments which we have fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments; and

•	a $344,000 decrease in other income, primarily as a result of a decrease in interest income earned on our cash and restricted cash balances.

Costs and Expenses – Six Months Ended March 31, 2009 as Compared to the Six Months Ended March 31, 2008

Costs and expenses of our financial fund management operations decreased $2.1 million (16%) for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  We attribute the increase to the following:

•	a $2.0 million decrease in general and administrative expenses, primarily from the following:

-	an $817,000 decrease in wages and benefits due to a decrease in asset management and support personnel;

-	an $884,000 decrease in professional fees, primarily due to a decrease in consulting fees related to our European operations; and

-	a $165,000 decrease in other operating expenses.

(Back to Index)

(Back to Index)

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $3.7 million and $7.7 million for the three and six months ended March 31, 2009, respectively, a decrease of $87,000 (2%) and an increase of $463,000 (6%) as compared to $3.8 million and $7.2 million for the three and six months ended March 31, 2008, respectively.  Wages and benefits decreased by $49,000 and increased by $214,000 for the three and six months ended March 31, 2009, respectively.  Included in wages and benefits were termination benefits, principally related to restricted stock awards, of $424,000 and $605,000 for the three and six months ended March 31, 2009, respectively.  Excluding such costs, wages and benefits would have decreased by $473,000 and $391,000 for the three and six months ended March 31, 2009, respectively.  We expect that general and administrative expenses, principally compensation expense, will decrease through the remainder of fiscal 2009.

Depreciation and Amortization

Depreciation and amortization expense was $1.5 million and $3.1 million for the three and six months ended March 31, 2009, respectively, an increase of $550,000 (56%) and $1.1 million (58%) as compared to $985,000 and $2.0 million for the three and six months ended March 31, 2008, respectively.  The increase in depreciation expense relates primarily to acquisitions made by our commercial finance segment in the first six months of fiscal 2008.  For the three and six months ended March 31, 2009, depreciation expense on operating leases increased by $234,000 and $448,000, respectively, capital assets increased by $248,000 and $535,000, respectively, and amortization of intangible assets increased by $68,000 and $149,000, respectively,

Provision for Credit Losses

Provision for credit losses was $853,000 and $4.6 million for the three and six months ended March 31, 2009, respectively, as compared to $1.4 million and $4.2 million for the three and six months ended March 31, 2008, respectively, a decrease of $594,000 and an increase of $377,000, respectively, as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Commercial finance	$853	$1,447	$2,830	$3,762
Financial fund management	−	−	1,738	458
Real estate	−	−	29	−
	$853	$1,447	$4,597	$4,220

While the continuing and worsening downturn in the economic conditions in the United States generally increases the likelihood that credit problems could occur with the commercial finance assets we carry on our balance sheet prior to selling them to our investment funds, our provision for credit losses for our commercial finance segment decreased by $594,000 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to the following:

•
a decrease in the amount of commercial finance assets carried on our balance sheet, reflecting the sale of LCFF on March 1, 2009 as well as a decrease in our leases and loans held for sale and investment; and

•
a reduction of new originations and the amount of future payment card receivables we held in our Merit business, which has higher interest rate spreads and a greater risk of credit loss, which accounted for $432,000 of the decrease in the consolidated provision; Merit recorded provisions of $401,000 and $833,000 for the three months ended March 31, 2009 and 2008, respectively.

There was no provision for our financial fund management business for the three months ended March 31, 2009 due to the sale in March 2009 of our interest in Apidos CDO VI.  For the three months ended March 31, 2008, our analysis of observable secondary market prices and general market conditions concluded that no adjustment to the provision for Apidos CDO VI was necessary.

The provision for credit losses increased by $377,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008, due principally to the following after considering the current economic conditions:

•
a $1.3 million increase in the provision for our financial fund management segment.  We evaluated the creditworthiness of the Apidos CDO VI portfolio prior to its sale and concluded that a $1.7 million provision was needed for the six months ended March 31, 2009 as compared to $458,000 for the six months ended March 31, 2008, offset in part by

•	a $932,000 decrease in the provision for our commercial finance segment due primarily to the reduced amount of commercial finance assets we carried on our balance sheet.

(Back to Index)

(Back to Index)

Interest Expense

Interest expense was $5.9 million and $14.3 million for the three and six months ended March 31, 2009, respectively, a decrease of $8.7 million (59%) and $14.9 million (51%) as compared to $14.6 million and $29.3 million for the three and six months ended March 31, 2008, respectively.  The following table reflects interest expenses (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Commercial finance	$2,959	$9,871	$7,069	$18,091
Financial fund management	1,744	3,325	5,009	8,557
Real estate	210	259	474	519
Corporate	1,011	1,140	1,771	2,105
	$5,924	$14,595	$14,323	$29,272

Facility utilization (dollars in millions) and interest rates on borrowings were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Commercial finance
Average borrowings	$256.1	$601.6	$275.2	$537.3
Average interest rates	4.4%	6.5%	4.9%	6.6%

Financial fund management
Average borrowings	$218.0	$218.0	$218.0	$293.1
Average interest rates	3.2%	5.9%	4.6%	5.9%

Corporate – secured credit facilities
Average borrowings	$48.1	$67.9	$49.3	$54.9
Average interest rates	8.2%	6.6%	6.9%	7.3%

Interest expense incurred by our commercial finance operations decreased by $6.9 million and $11.1 million for the three and six months ended March 31, 2009, respectively, due to a decrease in average borrowings of $345.5 million and $262.1 million, respectively, in combination with declining interest rates.  In March 2009, we sold a portion of our interest in LCFF, thereby eliminating $187.6 million of debt.  In November 2007, LEAF acquired $412.5 million portfolio of leases and loans from NetBank.  In the third quarter of fiscal 2008, the leases were sold and the related borrowings were transferred to one of LEAF’s investment funds.

Interest expense incurred by our financial fund management operations decreased $1.6 million and $3.5 million for the three and six months ended March 31, 2009, respectively, reflecting primarily lower rates of interest on the $218.0 million of senior notes issued by Apidos CDO VI.  In addition, in January 2008, we had terminated outstanding warehouse facilities which were previously consolidated under FIN 46-R.

(Back to Index)

(Back to Index)

Minority Interest Income (Expense)

Third party interests in our (losses) earnings are recorded as minority interest income (expense).  The following table sets forth certain information relating to the change in minority interest (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
SFF Partnerships (1)	$1,099	$(199)	$1,532	$(538)
Real estate minority holder (2)	26	−	7	−
Commercial finance minority ownership (3)	(400)	(456)	−	(1,111)
Commercial finance fund participation (4)	−	(1,521)	−	(1,521)
Warehouse providers (5)	−	−	−	(97)
	$725	$(2,176)	$1,539	$(3,267)

(1)	We own a 15% and 36% limited partner interest in SFF I and SFF II, respectively, which invest in the equity of certain of the CDO issuers we have formed.

(2)	In March 2008, we sold a 19.99% interest in a subsidiary that holds a hotel property in Savannah, Georgia to a related party.

(3)
Senior executives of LEAF hold a 12.2% interest in LEAF, reflecting the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance of LEAF’s restricted stock in fiscal 2007 and 2006, net of shares repurchased in December 2008.

(4)
In January 2008, LEAF sold a 49% participation interest in one of its subsidiaries that holds a portfolio of leases acquired from NetBank to LEAF III.  In April 2008, the remaining 51% interest in the subsidiary was sold to LEAF III.

(5)
Certain warehouse providers were entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which held Apidos and Resource Europe bank loan assets during their accumulation stage.  As of January 2008, all warehouse facilities had been terminated.

(Loss) Gain on Sale of Loans and Investment Securities, Net

In December 2007, we acquired for $21.3 million all of the equity interest of Apidos CDO VI which had issued $218.0 million of senior notes.  In March 2009, in order to reduce our outstanding debt and monetize our investment, we agreed to all the terms and conditions to sell our interest in Apidos CDO VI and assign our investment management responsibilities to the buyer. This transaction settled on May 6, 2009.  As a result of the sale, we deconsolidated Apidos CDO VI from our consolidated financial statements as of March 31, 2009, recorded a receivable for the proceeds of $7.2 million and recognized a loss of $11.6 million ($8.7 million and $7.7 million, net of tax, for the three and six months ended March 31, 2009, respectively).  We have no further loss exposure with respect to Apidos CDO VI.

During the six months ended March 31, 2008, we incurred an $18.3 million loss from the sale of loans due to termination in January 2008 of two secured warehouse credit facilities, consolidated under FIN 46-R, for which we had provided limited guarantees.

Impairment Charges on Investment Securities

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions as well as direct and indirect real estate investments, we incurred other-than temporary impairment charges on CDO securities of $3.0 million and $8.0 million for the three months and six months ended March 31, 2009, respectively, an increase of $2.9 million and $6.8 million from the $132,000 and $1.1 million of other-than-temporary impairment charges for the three and six months ended March 31, 2008, respectively.  Impairments in the three and six months ended March 31, 2009 were in CDO securities, primarily those with investments in bank loans ($796,000 and $4.9 million, respectively, including $0 and $2.0 million, respectively, in Europe) and financial institutions ($2.2 million and $3.1 million, respectively).  During the three and six months ended March 31, 2008, we recorded charges of $132,000 and $1.1 million, respectively, for the other-than-temporary impairment of certain of our investments in CDO issuers, primarily those with investments in financial institutions ($132,000 and $497,000, respectively) and real estate asset-backed securities, including residential mortgage-backed securities and commercial mortgage-backed securities ($0 and $652,000, respectively).

Other Income, Net

Other income, net, decreased by $568,000 for the three months ended March 31, 2009 to $544,000 as compared to $1.1 million for the three months ended March 31, 2008 primarily due to a $190,000 decline in dividend income from our investment in RCC as well as a $274,000 decline in interest earned on cash and other investments.  For the six months ended March 31, 2009, other income, net, increased by $150,000 to $2.2 million primarily due to our recognition of three dividend payments on our investment in RCC for the six months ended March 31, 2009 as compared to two payments for the same period in the prior year, offset in part, by a decline in the interest we earned on cash and other investments.

(Back to Index)

(Back to Index)

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 25% and 34% for the three and six months ended March 31, 2009, respectively, as compared to 58% and 36% for the three and six months ended March 31, 2008, respectively.  The decrease in the rates primarily relates to the reduced impact of permanent items relative to our pre-tax losses for fiscal 2009.

We currently project our effective tax rate to be between 35% and 39% for the remainder of fiscal 2009.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  We take into account these and other factors, including our history of pre-tax earnings, in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in states in which we have significant business operations, such as Pennsylvania and New York.  We are not currently undergoing any examinations by taxing authorities.  We are no longer subject to IRS examinations for fiscal years before 2005 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2002.

Liquidity and Capital Resources

General.  Since fiscal 2006, our major sources of liquidity have been cash generated by operations, capital provided by the resolution of our real estate legacy portfolio, borrowings under our existing credit facilities, capital raised through our specialized asset management funds and sales of shares we held in TBBK.  We have employed these funds principally to expand our specialized asset management operations and to repurchase shares of our common stock.

We have reduced our outstanding borrowings by $395.2 million from $554.1 million at September 30, 2008 to $158.8 million at March 31, 2009.  We were able to deleverage our balance sheet through the sale of our interest in Apidos CDO VI and the sale of a portion of our interest in LCFF.  Additionally, we have received total proceeds of $10.0 million from the resolution of certain of our legacy portfolio assets.  For the remainder of fiscal 2009, we expect to fund our asset management businesses through a combination of cash on hand, cash generated by operations and capital raised through our investment funds.

The following table sets forth our sources and uses of cash (in thousands):

	Six Months Ended
	March 31,
	2009	2008
Provided by operating activities of continuing operations	$1,771	$54,875
Used in investing activities of continuing operations	(3,859)	(269,273)
Provided by financing activities of continuing operations	12,173	211,362
(Used in) provided by discontinued operations	(85)	3
Increase (decrease) in cash	$10,000	$(3,033)

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses, principally wages and benefits.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, our ability to obtain such financing will depend on market conditions which continue to be subject to substantial volatility and significantly reduced credit availability.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in us incurring losses.

At March 31, 2009, our liquidity consisted of two primary sources:

•	cash on hand of $24.9 million and restricted cash of $3.7 million. The restricted cash includes $2.6 million held in LEAF collection accounts; and

•
available financing, including the following:  $150.0 million under a commercial finance credit facility, net of $97.8 million utilized, for a net availability of $52.2 million, which is limited to funding our commercial finance operations; and $59.0 million under two corporate facilities, net of $44.2 million utilized, for a net availability of $14.8 million, subject to collateral limitations.  As of March 31, 2009, as a result of collateral limitations, availability under the corporate facilities was limited to $1.7 million.  In consideration for the amendment of our corporate line of credit, we and the lender agreed to reduce the outstanding commitment to $45.0 million on December 31, 2008 and to $35.0 million on May 15, 2009.

(Back to Index)

(Back to Index)

       Subsequent to the end of the quarter, on May 15, 2009, we amended one of our corporate facilities to (a) extend the maturity until October 15, 2010, (b) reduce the maximum revolving credit facility to $35.0 million from $45.0 million, (c) provide for a monthly principal reduction of $850,000 commencing June 15, 2009 through the maturity date, (d) increase the interest rate on borrowings to the greater of 10.0% or prime plus 5.0% and (e) eliminate the net worth covenant.  In consideration for the modifications to the credit facility, we agreed to pay the lender an extension fee of $1.5 million payable in two installments as follows:  $1.0 million was paid on May 15, 2009 and $500,000 is payable on December 31, 2009 unless the facility has been paid in full and terminated or there has been a default prior to December 31, 2009  As of May 15, 2009, the borrowings outstanding were $35.0 million and the line was fully utilized.

As of March 31, 2009, the maturity of our secured credit facilities is scheduled as follows:

•	$9.7 million for the three months ended June 30, 2009, reflecting the pay down of one of our corporate credit facilities as discussed above; and

•
$100.9 million for the three months ended September 30, 2009, of which $97.8 million relates to our secured revolving warehouse credit facility utilized by LEAF, which matures in July 2009.  We expect to renew or refinance this facility prior to its maturity.  We cannot assure you, however, that we will be able to renew it on acceptable terms, or at all.

We were in compliance with the debt covenants on our debt facilities at March 31, 2009 and expect to remain in compliance with these covenants in the future.

Capital Requirements

Our capital needs consist principally of funds to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles.  Accordingly, our capital requirements will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.  Our level of activity in making investments will, in turn, depend to a significant extent upon the availability of capital.  While we have been able to raise investment capital through our funds, our investment activity has been constrained by the illiquidity of the credit markets.

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2009 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other debt (1)	$16,196	$1,052	$13,127	$476	$1,541
Secured credit facilities (1)	141,977	115,477	26,500	−	−
Capital lease obligation	670	293	345	32	−
Operating lease obligations	13,260	3,022	3,911	3,139	3,188
Other long-term liabilities	24,618	14,450	2,643	1,458	6,067
Total contractual obligations	$196,721	$134,294	$46,526	$5,105	$10,796

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2009; Less than 1 year:  $4.4 million; 1-3 years:  $2.3 million; 4-5 years:  $281,000; and after 5 years: $1.8 million.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Guarantees	$4,238	$4,238	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Other commercial commitments	605,393	106,250		9,125		69,145		420,873
Total commercial commitments	$609,877	$110,734		$9,125		$69,145		$420,873

Real estate carveouts.  TIC investment programs and real estate partnerships obtain senior lien financing with respect to certain acquired properties, on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed (“carveouts”).  These carveouts relate to a total of $605.4 million in financing and expire as the related indebtedness is paid down over the next ten years.  As of March 31, 2009, we do not believe it is probable that any payments will be required under any of these carveouts and, accordingly, no liabilities for these obligations have been recorded in our consolidated financial statements.  To date, we have not been required to make any carveout payments.

(Back to Index)

(Back to Index)

General corporate commitments.  As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.

We are also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

Our wholly owned broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of ours who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined.  As applied to Chadwick, the rule required net capital of $100,000 and $71,000 as of March 31, 2009 and September 30, 2008 respectively.  As of March 31, 2009 and September 30, 2008, Chadwick’s net capital was $252,000 and $547,000, respectively, which exceeded the minimum requirements by $152,000 and $476,000, respectively.

Financial Fund Management Clawbacks.  Two of the financial fund management investment partnerships have incentive distributions (carried interest) that are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  Based upon the evaluation of current information, we have reduced our total potential clawback obligation by $1.7 million ($5.8 million at March 31, 2009 from $7.5 million at September 30, 2008) in the consolidated statements of operations as an adjustment to financial fund management revenues.  The contingent liability is included in accrued expenses and other liabilities in our consolidated balance sheets.

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

Fair Value Accounting

As of October 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, 157.  This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

Level 3 − Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and that are, consequently, not based on market activity, but rather upon particular valuation techniques.

(Back to Index)

(Back to Index)

      As of March 31, 2009, the fair values of our financial assets and liabilities were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale		$6,731	$	−		$6,765	$13,496
Total assets at fair value		$6,731	$	−		$6,765	$13,496

Liabilities:
Interest rate swaps	$	−		$1,225	$	−	$1,225
Total liabilities at fair value	$	−		$1,225	$	−	$1,225

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we utilize Level 3 inputs to determine fair value (in thousands):

Level 3
Beginning balance, October 1, 2008	$10,153
Realized losses – impairments charges on investment securities included in operations	(7,962)
Purchases, sales, issuances, and settlements, net	(393)
Change in unrealized losses – included in accumulated other comprehensive loss	4,967
Ending balance, March 31, 2009	$6,765

The following is a discussion of assets and liabilities recorded at fair value as well as the valuation techniques applied to each fair value measurement.

               Investment Securities Available-for-Sale. We use quoted market prices (Level 1) to value our investments in RCC and TBBK common stock.  The fair value of CDO investments is based primarily on internally generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs.  Unobservable inputs into these models include default, recovery, discount and deferral rates, prepayment speeds and reinvestment interest spreads (Level 3).

Derivative.  Because our interest rate swap is not listed on an exchange, we value this instrument using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data (Level 2).  Our methodology also incorporates the impact of both the counterparty’s and our credit standing.

Goodwill

In accordance with SFAS 142, “Goodwill and other Intangible Assets”, we do not amortize goodwill and other intangible assets with indefinite lives.  Instead, we perform a review for impairment at least annually or more frequently if events and circumstances indicate impairment might have occurred.  We test goodwill at the reporting unit level using a two-step process.  The first step is a screen for potential impairment.  In this process, we compare the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.

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

The following analyzes the potential impact on our earnings, cash flows and financial position from a hypothetical change in market risk factors as of March 31, 2009.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

We hold commercial finance assets for sale which are comprised of loans and leases at fixed rates of interest.  These assets are generally sold to our leasing investment partnerships at fair value, generally within three to six months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  To finance these assets, we have a $150.0 million variable rate revolving warehouse credit facility with a group of banks led by National City Bank, which had an outstanding balance of $97.8 at March 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  We have entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  A hypothetical 10% change in LIBOR for the portion that is not covered by the interest rate swap would change our annual interest expense by $206,000.

The fair value of our interest rate swap agreement was $1.2 million at March 31, 2009 and is reflected in accrued expenses and other liabilities on our consolidated balance sheet.  A hypothetical increase in interest rates by 1% would increase the value of these agreements, and correspondingly reduce the liability balance, by $256,000.  A decrease in the interest rate by 1% would decrease the value of the swap agreements, and correspondingly increase the liability balance, by $288,000.

Portfolio Loans and Related Senior Liens.  As of March 31, 2009, we believe that the loan held in our legacy portfolio that is subordinate to senior liens is not sensitive to changes in interest rates since:

•
the loan is subject to forbearance or other agreements that require all of the operating cash flow from the property underlying the loan, after debt service on the senior lien interest, to be paid to us and, therefore, is not currently being paid based on the stated interest rate of the loan;

•	the senior lien interest ahead of our interest is at a fixed rate and is not subject to interest rate fluctuation that would affect payments to us; and

•
the loan has significant accrued and unpaid interest and other charges outstanding to which cash flow from the underlying property would be applied even if cash flows were to exceed the interest due, as originally underwritten.

Other Loans.  A mortgage that we consolidated at March 31, 2009 as a result of FIN 46-R is at a fixed interest rate and, therefore, is not subject to interest rate fluctuations.

Other

At March 31, 2009, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $49.3 million for the six months ended March 31, 2009 at an effective interest rate of 6.9%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $191,000.

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

Internal Financial Control

There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 12, 2009, our stockholders re-elected three directors, Messrs. Jonathan Z. Cohen, Kenneth A. Kind and John S. White, to serve three-year terms expiring at the annual meeting of stockholders in 2012.  The voting results were 16,637,857 shares for and 373,521 shares withheld for Mr.  Cohen, 15,084,446 shares for and 1,926,942 shares withheld for Mr. Kind and 14,974,588 shares for and 2,036,800 shares withheld for Mr. White.  Messrs. Edward E. Cohen, Michael J. Bradley, Carlos C. Campbell, Andrew M. Lubin and Hersh Kozlov continue to serve their terms as directors of the Company.

ITEM 6.                      EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.1	Sixth Amendment, dated March 26, 2009, to Loan and Security Agreement dated as of May 24, 2007 by and between Resource America, Inc. and TD Bank, N.A. (successor by merger to Commerce Bank, N.A.).(2)
10.2	Seventh Amendment, dated May 15, 2009 to Loan and Security Agreement dated as of May 24, 2007 by and between Resource America, Inc. and TD Bank, N.A. (successor by merger to Commerce Bank, N.A.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 27, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 15, 2009	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: May 15, 2009	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer