Form 10-Q
period 2009-06-30
RESOURCE AMERICA INC
filed 2009-08-07
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of outstanding shares of the registrant’s common stock on August 5, 2009 was 18,454,199.

(Back to Index)

(Baick to Index)
RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q

(Back to Index)

(Baick to Index)

PART I.                      FINANCIAL INFORMATION
Item 1.                 Financial Statements

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
Cash	$17,481	$14,910
Restricted cash	3,506	23,689
Receivables	1,694	2,014
Receivables from managed entities and related parties	55,443	35,674
Loans sold, not settled, at fair value	−	662
Loans held for investment, net	−	219,664
Investments in commercial finance - held for investment, net	7,027	182,315
Investments in commercial finance - held for sale	137,928	110,773
Investments in real estate, net	26,705	37,972
Investment securities available-for-sale, at fair value	15,524	22,746
Investments in unconsolidated entities	17,093	18,523
Property and equipment, net	14,086	16,886
Deferred tax assets	47,437	44,467
Goodwill	7,969	7,969
Intangible assets, net	3,825	4,329
Other assets	11,751	15,764
Total assets	$367,469	$758,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$44,188	$56,309
Payables to managed entities and related parties	8,877	586
Borrowings	181,614	554,059
Deferred tax liabilities	1,006	1,060
Minority interests	399	2,610
Total liabilities	236,084	614,624

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,684,424 and 27,421,552 shares issued, respectively (including nonvested restricted stock of 503,839 and 513,386, respectively)	272	269
Additional paid-in capital	272,320	269,689
Accumulated deficit	(22,057)	(3,980)
Treasury stock, at cost; 9,230,225 and 9,312,232 shares, respectively	(100,547)	(101,440)
Accumulated other comprehensive loss	(18,603)	(20,805)
Total stockholders’ equity	131,385	143,733
	$367,469	$758,357

The accompanying notes are an integral part of these statements

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Commercial finance	$10,547	$21,802	$39,352	$82,432
Real estate	5,198	5,626	17,261	18,790
Financial fund management	6,884	2,017	25,414	22,662
	22,629	29,445	82,027	123,884
COSTS AND EXPENSES
Commercial finance	5,841	10,751	20,064	32,213
Real estate	5,821	5,672	17,109	16,464
Financial fund management	4,722	7,122	15,532	20,020
General and administrative	3,371	3,954	11,049	11,169
Provision for credit losses	1,048	1,550	5,645	5,770
Depreciation and amortization	1,899	1,301	4,981	3,251
	22,702	30,350	74,380	88,887
OPERATING (LOSS) INCOME	(73)	(905)	7,647	34,997

OTHER (EXPENSE) INCOME
Interest expense	(2,634)	(9,776)	(16,957)	(39,048)
Minority interest (expense) income, net	(13)	2,590	1,526	(677)
Gain (loss) on sale of loans and investment securities, net	−	346	(11,588)	(17,674)
Impairment charges on investment securities	−	(6,974)	(7,962)	(8,123)
Other income, net	981	1,098	3,224	3,191
	(1,666)	(12,716)	(31,757)	(62,331)
Loss from continuing operations before taxes	(1,739)	(13,621)	(24,110)	(27,334)
Benefit for income taxes	(1,613)	(5,723)	(9,219)	(10,660)
Loss from continuing operations	(126)	(7,898)	(14,891)	(16,674)
Loss from discontinued operations, net of tax	(78)	(127)	(166)	(345)
NET LOSS	$(204)	$(8,025)	$(15,057)	$(17,019)

Basic loss per common share:
Continuing operations	$(0.01)	$(0.45)	$(0.84)	$(0.95)
Discontinued operations	−	(0.01)	(0.01)	(0.02)
Net loss	$(0.01)	$(0.46)	$(0.85)	$(0.97)
Weighted average shares outstanding	17,914	17,549	17,789	17,493

Diluted loss per common share:
Continuing operations	$(0.01)	$(0.45)	$(0.84)	$(0.95)
Discontinued operations	−	(0.01)	(0.01)	(0.02)
Net loss	$(0.01)	$(0.46)	$(0.85)	$(0.97)
Weighted average shares outstanding	17,914	17,549	17,789	17,493

Dividends declared per common share	$0.03	$0.07	$0.17	$0.21

The accompanying notes are an integral part of these statements

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED JUNE 30, 2009
(in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive (Loss) Income
Balance, October 1, 2008	$269	$269,689	$(3,980)	$(101,440)	$(20,805)	$143,733
Net loss	-	−	(15,057)	-	-	(15,057)	$(15,057)
Treasury shares issued	-	(559)	-	893	-	334
Stock-based compensation	-	550	-	-	-	550
Restricted stock awards	-	2,904	-	-	-	2,904
Issuance of common shares	3	−	-	-	-	3
Purchase of subsidiary stock held by a noncontrolling stockholder	-	(264)	−	−	-	(264)
Cash dividends	-	-	(3,020)	-	-	(3,020)
Other comprehensive income	-	-	-	−	2,202	2,202	2,202
Balance, June 30, 2009	$272	$272,320	$(22,057)	$(100,547)	$(18,603)	$131,385	$(12,855)

The accompanying notes are an integral part of this statement

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,057)	$(17,019)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of acquisitions:
Impairment charges on investment securities available-for-sale	7,962	8,123
Depreciation and amortization	6,567	4,299
Provision for credit losses	5,645	5,770
Minority interest (income) expense	(1,526)	677
Equity in (earnings) losses of unconsolidated entities	(758)	10,260
Distributions from unconsolidated entities	4,549	14,651
Loss on sale of loans and investment securities, net	11,588	17,674
Gain on sale of investments in commercial finance assets	(363)	−
Gain on sale of assets	(635)	(2,033)
Deferred income tax benefit	(4,348)	(13,689)
Non-cash compensation on long-term incentive plans	3,788	3,808
Non-cash compensation issued	110	107
Non-cash compensation received	(98)	359
(Increase) decrease in commercial finance investments	(32,149)	61,148
Changes in operating assets and liabilities	(18,524)	(14,627)
Net cash (used in) provided by operating activities of continuing operations	(33,249)	79,508
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(244)	(5,621)
Payments received on real estate loans and real estate	10,044	8,109
Investments in real estate	(3,230)	(8,380)
Return of capital from investments in unconsolidated entities	684	−
Purchase of commercial finance assets held for investment	(41,942)	(74,017)
Payments received on commercial finance assets held for investment	44,607	48,711
Purchase of loans and investment securities	(19,203)	(247,067)
Proceeds from sale of loans and investment securities	4,561	27,701
Principal payments received on loans	4,061	10,071
Net cash paid for acquisitions	−	(8,022)
Increase in other	(2,464)	(17,352)
Net cash used in investing activities of continuing operations	(3,126)	(265,867)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	350,856	780,898
Principal payments on borrowings	(322,424)	(568,617)
Repayment from managed entity on RCC lease portfolio purchase	4,500	−
Minority interest contributions	1	315
Distributions paid to minority interest holders	(73)	(1,394)
Dividends paid	(3,020)	(3,676)
Decrease (increase) in restricted cash	9,532	(27,948)
Proceeds from issuance of stock	3	182
Purchase of treasury stock	−	(237)
Repurchase of subsidiary stock	(264)	−
Net cash provided by financing activities of continuing operations	39,111	179,523
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(6)	9
Financing activities	(159)	−
Net cash (used in) provided by discontinued operations	(165)	9
Increase (decrease) in cash	2,571	(6,827)
Cash at beginning of period	14,910	14,624
Cash at end of period	$17,481	$7,797
The accompanying notes are an integral part of these statements

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2009 and for the three and nine months ended June 30, 2009 and 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (“fiscal 2008”).  The results of operations for the three and nine months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2009 (“fiscal 2009”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for (a) two structured finance funds (the “SFF entities”), (b) a 19.99% member interest in a limited liability company holding a hotel property and (c) LEAF Financial Corp. (“LEAF”) in which the senior executives held a 14.1% interest as of June 30, 2009.  In December 2008, LEAF repurchased 300,000 noncontrolling shares of which 215,000 shares were reissued to senior executives as restricted stock awards in April 2009.

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

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46-R”).  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or for non-VIEs which the Company controls.  The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur, as described in FIN 46-R.  As of June 30, 2009, the Company has two real estate interests wherein the Company is deemed to be the primary beneficiary of the VIE and the entities are included in the consolidated financial statements.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Deconsolidation of Entities

Apidos CDO VI.  In December 2007, the Company acquired for $21.3 million all of the equity interest of Apidos CDO VI and consolidated it under FIN 46-R.  In March 2009, the Company agreed to all the terms and conditions to sell its interest in Apidos CDO VI and assign its investment management responsibilities to the buyer.  This transaction settled on May 6, 2009.  As a result of the agreement and sale, the Company deconsolidated Apidos CDO VI from its consolidated financial statements as of March 31, 2009.  The Company received proceeds of $7.2 million and recognized a loss of $11.6 million on the transaction.  The Company has no further loss exposure with respect to Apidos CDO VI.

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

Real estate. The Company has sponsored and manages eight real estate limited partnerships, including two in the offering stage, five limited liability companies and seven tenant in common (“TIC”) property interest programs that invest in multifamily residential properties.  The Company’s combined interests in these investment entities and programs range from approximately 3% to 11%.

Financial fund management.  The Company has general and limited partnership interests in five company-sponsored and managed partnerships that invest in regional banks.  The Company’s combined general and limited partnership interests in these partnerships range from approximately 5% to 10%.  The Company also has a combined 8% general and limited partnership interest in, and manages, an affiliated partnership organized as a credit opportunities fund that invests in bank loans and high yield bonds.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period.  The Company makes estimates of its allowance for credit losses as well as the valuation allowance against its deferred tax assets.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill and the fair value and effectiveness of interest rate swaps.  The financial fund management segment makes assumptions in determining the fair value of its investments in securities available-for-sale.  Actual results could differ from these estimates.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Reclassifications

Certain reclassifications have been made to the fiscal 2008 consolidated financial statements to conform to the fiscal 2009 presentation, including:

•	security deposits, previously included in accrued expenses and other liabilities, were reclassified to investments in commercial finance assets held for investment, net and held for sale, net; and

•	loss on sale of loans and leases and impairment charges on investment securities available-for-sale were separately disclosed in the consolidated statements of operations.

Based on the Company’s discontinuance of one of its operating entities, the respective operations of that business have been reclassified as discontinued.

Loans

Loans held for investment and loans sold, not settled.  Prior to March 31, 2009, Apidos CDO VI was consolidated in accordance with FIN 46-R and purchased participations in secured bank loans in the secondary market and through syndications of newly originated loans.  These loans were held for investment and, as such, were initially recorded at their purchase price and subsequently accounted for based on their outstanding principal plus or minus any unamortized premiums or discounts and reduced as needed by an allowance for credit losses.  Purchases and sales of loans held for investment were recorded on a trade date basis.  Trades that did not settle as of the end of the period were classified as loans sold, not settled.  Gains and/or losses on sales of loans held for investment were recorded as of the trade date.

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

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan.  However, the loan is placed on non-accrual status at such time as either (1) management believes that contractual debt service payments will not be met; (2) the loan becomes 90 days delinquent; (3) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (4) the net realizable value of the loan’s underlying collateral less estimated selling costs approximates the Company’s carrying value of such loan.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.  The balance of impaired loans as of June 30, 2009 and September 30, 2008 was $1.6 million.  The Company recorded a provision of $427,000 and $456,000 during the three and nine months ended June 30, 2009, respectively, for the impaired loan, increasing the allowance for credit losses to $1.6 million.

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

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
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

Investments in Commercial Finance

Investments in commercial finance assets.  The Company’s investments in commercial finance assets consist of loans, direct financing leases, operating leases and future payment card receivables.  Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.  Those investments that the Company is holding for sale to its leasing investment partnerships are reflected separately at fair value as held for sale in the consolidated balance sheets.

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

The Company discontinues recognizing revenue for leases and loans for which payments are more than 90 days past due.  The amount of leases and loans on non-accrual totaled $2.7 million at June 30, 2009 and $3.4 million at September 30, 2008.

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

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and nine months ended June 30, 2009 and 2008.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investments in Commercial Finance – (Continued)

Future payment card receivables.  Merit Capital Advance (“Merit”), an indirect subsidiary of the Company, provides capital advances to small businesses based on future credit card receipts.  Revenues from this operation are recorded under the effective interest method.  The Company discontinues recognizing revenue for future payment card receivables when no payments have been received for 60 days.  The amount of future payment card receivables on non-accruals totaled $3.4 million at June 30, 2009 and $3.1 million at September 30, 2008.

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

Investments in commercial finance assets - held for sale.  Commercial finance assets, which the Company does not have the intent to hold until maturity, are classified as commercial finance assets held for sale.  These investments, which primarily consist of loans and direct financing leases, are carried at the lower of cost or fair value.  Cost basis includes deferred origination fees and costs.  Fair value is determined based upon discounted cash flow models.

Transfers and servicing of financial assets.  The Company routinely sells its investments in commercial finance assets held for sale to its affiliated leasing partnerships as well as third parties.  Under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases are deemed surrendered when (1) the leases have been transferred to the leasing partnership or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Company does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  In connection with these sales, the Company is the General Partner of the leasing partnerships and the servicer of the leases.  Subsequent to the sale, the Company remains the servicer for the leases and loans sold to its leasing partnerships and, in some cases, for those assets sold to third parties.  In exchange, the Company receives “adequate compensation” as defined under SFAS 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement 140.”  The assets and liabilities associated with the respective servicing agreements are not material and are offsetting; accordingly, they are not reflected in the Company’s consolidated financial statements.

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

The Company’s interests in CDO issuers are accounted for in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  In December 2008, the Company adopted FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20.”  In accordance with FSP EITF 99-20-1, the Company recognizes a realized loss through earnings when it is probable there has been an adverse change in the security holder’s estimated cash flow from previous projections.  This treatment is consistent with the impairment model in SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the security is written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the statement of operations as a reduction of current earnings.  The cost basis adjustment for an other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are not amortized.  Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred.  The annual assessment date is May 31.  Goodwill is tested at the reporting unit level using a two-step process.  The first step is a screen for potential impairment.  In this process, the fair value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If an impairment to goodwill is identified in step one, the implied fair value of goodwill is compared to its carrying amount in step two.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized.

The Company utilizes the discounted cash flow approach to estimate the fair value of its reporting units for its impairment review of goodwill.  The discounted cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  These assumptions are based on the current economic environment and credit market conditions.

In fiscal 2007, the Company’s commercial finance segment acquired the leasing division of Pacific Capital Bank N.A. and recorded goodwill of $8.0 million.  During the first quarter of fiscal 2009, the market price of the Company’s common stock declined below its book value.  The Company determined that this decline reflected general market conditions and, more specifically for the Company, the reduced availability of financing for its commercial finance business and the resulting impact on its ability to grow that business through the acquisition of assets.  Accordingly, the Company determined that a triggering event under SFAS 142 had occurred and performed, as of December 31, 2008, an interim assessment of goodwill for impairment at the commercial finance reporting unit.  Based on the test results that were internally generated, the Company concluded that there was no impairment of its goodwill at December 31, 2008.  The Company tests for impairment on an annual basis as of May 31st each year.  Based on preliminary results from the Company’s outside consultants, the Company determined that there was no impairment of goodwill at May 31, 2009.

Accounting Standards Issued But Not Yet Effective

Codification of U.S. GAAP.  In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also authoritative sources of U.S. GAAP for SEC registrants. SFAS 168 is effective for the Company beginning the fourth quarter of fiscal 2009.

Contingencies in Business Combinations.  In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”).  This FSP amends and clarifies SFAS 141(R), “Business Combinations” (discussed below), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it.  FSP SFAS 141R-1 will be effective for the Company for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after October 1, 2009.

Quantitatively Valuing VIEs.  In June 2009, the FASB issued SFAS 167, “Amendments to FIN 46-R,” which requires a qualitative approach to identifying a controlling financial interest in a VIE, and an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for the Company beginning October 1, 2010.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Accounting Standards Issued But Not Yet Effective – (Continued)

Postretirement Plan. In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  FSP FAS 132(R)-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans.  The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for the Company for the fiscal year ending September 30, 2010.

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

Useful Life of Intangible Assets. In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension of assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and U.S. GAAP standards.  FSP FAS 142-3 is effective for the Company in fiscal 2010.

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

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Newly Adopted Accounting Principles

Fair Value and Other-Than-Temporary Impairment (“OTTI”).  In April 2009, the FASB issued the following new accounting standards related to fair value and other-than-temporary impairment which the Company adopted in the quarter ending June 30, 2009:

i.
FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”).  This pronouncement provides for a two-step approach in determining whether or not a market is active and further provides that  if a transaction would then be considered to be distressed, the entity should use it own judgment rather than relying on observable transactions within a market that is not active.

ii.
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”) require an entity to recognize an OTTI only at the time at which it intends or is required to sell the asset prior to the recovery of its cost basis.  The guidance also changes the presentation of OTTI for debt securities that the entity does not intend to sell.  Under this FSP, impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.

iii.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

Subsequent Events.  In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The Company adopted SFAS 165 for the quarter ended June 30, 2009.

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, the Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133.”  The requirements of SFAS 161 have been applied on a prospective basis.  Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Fair Value Measurements in Inactive and Distressed Markets.  In October 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.”  FSP SFAS 157-3 clarifies the application of SFAS 157 when the market for a financial asset is inactive.  The guidance in FSP SFAS 157-3 had no effect on the Company’s consolidated financial statements.

Transfers of Financial Assets and Interests in VIEs. In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”).  FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets.  It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE.  Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs.  The Company adopted this pronouncement as of October 1, 2008 and has included the appropriate disclosures within its consolidated financial statements as of June 30, 2009.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Newly Adopted Accounting Principles − (Continued)

Disclosure about Credit Derivatives and Guarantees. In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation 45; and Clarification of the Effective Date of FASB Statement 161.”  FSP FAS 133-1 and FIN 45-4 are intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives.  The Company adopted this pronouncement as of December 31, 2008 and has included the appropriate disclosures within its consolidated financial statements as of June 30, 2009.

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

The adoption of these standards did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At June 30, 2009, the Company had $21.8 million (excluding restricted cash) in deposits at various banks, of which $17.5 million was over the temporary insurance limit of the Federal Deposit Insurance Corporation of $250,000 through December 31, 2013.  No losses have been experienced on such investments.
(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):
	Nine Months Ended June 30,
	2009		2008
Cash paid during the period for:
Interest		$16,068		$45,494
Income taxes		$2,457		$3,101

Non-cash activities include the following:
Transfer of loans held for investment:
Reduction of loans held for investment	$	−		$325,365
Termination of associated secured warehouse credit facilities	$	−		$(337,276)
Activity on secured warehouse facilities related to secured bank loans:
Purchase of loans	$	−		$(51,524)
(Repayments of) borrowings to fund purchases of loans	$	−		$(100,368)
Proceeds from sale of loans	$	−		$7,366
Principal payments on loans	$	−		$6,322
Settlement of loans traded, not settled, including use of escrow funds	$	−		$152,706
Acquisition of commercial finance assets:
Commercial financing assets acquired	$	−		$412,439
Purchase of building and other assets	$	−		$7,835
Debt incurred for acquisition	$	−		$(391,176)
Liabilities assumed	$	−		$(21,178)
Receipt of a note upon the partial sale of a real estate investment	$	−		$1,500
Property received on foreclosure of a real estate loan:
Investment in real estate loans		$(2,837)	$	−
Investment in real estate owned		$2,837	$	−

Non-cash effects from the deconsolidation of Apidos CDO VI and LCFF:
Cash		$959	$	−
Restricted cash		$10,651	$	−
Due from affiliates		$(8,410)	$	−
Receivables		$(6,564)	$	−
Loans held for investment		$229,097	$	−
Investments in commercial finance-held for investment, net		$185,784	$	−
Other assets		$4,230	$	−
Accrued expense and other liabilities		$(7,540)	$	−
Borrowings		$(401,162)	$	−
Equity		$(7,045)	$	−

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
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

Outstanding options to purchase 1,068,000 and 1,004,000 shares of common stock at a weighted average price of $32.64 and $36.13 per share, respectively, and 410,000 and 608,000 shares of unvested restricted stock at a weighted average price of $14.52 and $15.83 per share, respectively, were not included in the computation of Diluted EPS for the three months ended June 30, 2009 and 2008 due to the option exercise price and the grant date price for the restricted stock grants being greater than the average market price for the respective periods.

NOTE 5 − RESTRICTED CASH

The Company’s restricted cash includes the following (in thousands):
	June 30, 2009	September 30, 2008
Collection accounts – commercial finance	$2,341	$8,888
Escrow funds – real estate and other	1,163	1,065
Escrow funds − financial fund management	2	13,736
	$3,506	$23,689

NOTE 6 − LOANS

Loans held for investment, net.  The Company deconsolidated Apidos CDO VI from its consolidated financial statements as of March 31, 2009.  The following is a summary of the secured bank loans held for investment by Apidos CDO VI that the Company consolidated at September 30, 2008 (in thousands):

Bank loans:
Principal	$223,659
Unamortized premium	226
Unamortized discount	(2,626)
221,259
Allowance for credit losses	(1,595)
Loans held for investment, net	$219,664
Loans sold, not settled	$662

The following table summarizes the activity in the allowance for credit losses for loans held for investment (in thousands):

	Three Months Ended June 30,			Nine Months Ended June 30,
	2009		2008	2009		2008
Balance, beginning of period	$	−	$458		$1,595	$	−
Provision for credit losses		−	839		1,738		1,297
Charge-offs		−	(839)		(715)		(839)
Reduction due to sale of Apidos CDO VI		−	−		(2,618)		−
Balance, end of period	$	−	$458	$	−		$458

Loans sold, not settled.  The Company entered into a trade to sell a bank loan prior to September 30, 2008.  The gross proceeds of this trade totaled $662,000 and were received in October 2008.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 7 − INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	June 30, 2009			September 30, 2008
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Loans (1)	$961	$65,306	$66,267	$125,904	$71,988	$197,892
Direct financing leases, net	2,383	65,195	67,578	44,396	36,073	80,469
Future payment card receivables, net	5,673	−	5,673	13,667	−	13,667
Assets subject to operating leases, net (2)	−	7,427	7,427	98	2,712	2,810
Allowance for credit losses	(1,990)	−	(1,990)	(1,750)	−	(1,750)
Investments in commercial finance, net	$7,027	$137,928	$144,955	$182,315	$110,773	$293,088

(1)	The interest rates on loans generally range from 7% to 15%.

(2)
Net of accumulated depreciation of $427,000 and $105,000 for commercial finance assets held for sale as of June 30, 2009 and September 30, 2008, respectively, and $28,000 for those commercial assets held for investment as of September 30, 2008.

The components of direct financing leases are as follows (in thousands):

	June 30, 2009			September 30, 2008
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$3,221	$76,328	$79,549	$54,090	$44,286	$98,376
Initial direct costs, net of amortization	8	1,052	1,060	549	1,289	1,838
Unguaranteed residuals	10	2,224	2,234	109	450	559
Security deposits	(160)	(61)	(221)	(2,336)	(1,957)	(4,293)
Unearned income	(696)	(14,348)	(15,044)	(8,016)	(7,995)	(16,011)
Investments in direct financing leases, net	$2,383	$65,195	$67,578	$44,396	$36,073	$80,469

Merit provides capital advances to small businesses based on factoring their future credit card receipts.  The components of future payment card receivables are as follows (in thousands):

	June 30,	September 30,
	2009	2008
Total future payment card receivables	$7,308	$16,845
Unearned income	(1,635)	(3,178)
Investments in future payment card receivables	$5,673	$13,667

The following table summarizes the activity in the allowance for credit losses for the Company’s commercial finance portfolio (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$1,930	$1,484	$1,750	$120
Provision for credit losses	621	711	3,451	4,473
Charge-offs	(569)	(1,705)	(1,793)	(4,248)
Recoveries	8	75	82	220
Reduction due to sale of LCFF	−	−	(1,500)	−
Balance, end of period	$1,990	$565	$1,990	$565

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 8 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	As of and for the Nine Months Ended		As of and for the Year Ended
	June 30,		September 30,
	2009	2008	2008
Real estate loans:
Balance, beginning of period	$17,413	$27,765	$27,765
New loan	−	1,500	1,500
Collection of principal	(9,364)	(1,618)	(9,180)
Foreclosure	(2,837)	−	−
Interest received	(1,248)	(707)	(4,221)
Accreted and accrued interest income	450	1,245	1,549
Balance, end of period	4,414	28,185	17,413
Less: allowance for credit losses	(1,585)	(629)	(1,129)
Total real estate loans, net	2,829	27,556	16,284
Real estate:
Ventures	7,576	8,208	7,837
Owned, net of accumulated depreciation of $2,958, $2,417 and $2,515	16,300	13,799	13,851
Total real estate	23,876	22,007	21,688
Investments in real estate	$26,705	$49,563	$37,972

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$1,158	$629	$1,129	$629
Provision for credit losses	427	−	456	−
Charge-offs	−	−	−	−
Balance, end of period	$1,585	$629	$1,585	$629

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The Company has invested in the CDO issuers it has sponsored and manages in addition to its investments in two related publicly-traded companies, RCC and The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK), as follows (in thousands):

	June 30,	September 30,
	2009	2008
CDO securities	$8,258	$10,153
RCC stock	6,557	12,002
TBBK stock	709	591
Investment securities available-for-sale	$15,524	$22,746

Investments in CDO securities represent investments in 16 and 18 CDO issuers that the Company has sponsored and manages of which the Company has fully impaired 10 and seven CDO investments at June 30, 2009 and September 30, 2008, respectively.  These investments are held directly through the Company’s financial fund management entities and indirectly through the consolidation of the SFF entities that the Company manages as the general partner.  Interests owned by third parties in the SFF entities, reflected as minority interest, totaled $0 and $611,000 as of June 30, 2009 and September 30, 2008, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations, which accordingly impact their fair value.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 9 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (Continued)

The Company held approximately 2.0 million shares of RCC common stock at June 30, 2009 and September 30, 2008.  In addition, the Company has options to acquire 2,166 shares of RCC common stock at an average price of $15.00 per share.

The Company held 118,290 shares of TBBK at June 30, 2009 and September 30, 2008.  The Company’s supplemental employment retirement plan for the Company’s former Chief Executive Officer, which is reflected in other assets, held an additional 123,719 shares of TBBK common stock as well as other equity securities with an aggregate value of $814,000 and $1.0 million at June 30, 2009 and September 30, 2008, respectively.

Unrealized gains (losses).  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
June 30, 2009:
CDO securities	$10,161		$264	$(2,167)	$8,258
Equity securities	31,239		−	(23,973)	7,266
Total	$41,400		$264	$(26,140)	$15,524

September 30, 2008	$49,775	$	−	$(27,029)	$22,746

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2009:
CDO securities	$	−	$	−	−	$7,118	$(2,167)	4
Equity securities		−		−	−	7,266	(23,973)	2
Total	$	−	$	−	−	$14,384	$(26,140)	6

September 30, 2008		$591		$(583)	1	$22,155	$(26,446)	12

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

Realized losses.  The global credit markets have been subject to substantial volatility and reduction in liquidity.  This volatility and reduction in liquidity has affected banks, thrifts and other financial institutions as well as direct and indirect real estate investments.  There were no charges recorded during the three months ended June 30, 2009.  During the nine months ended June 30, 2009, the Company recorded charges of $8.0 million for the other-than-temporary impairment of certain of its investments in CDO issuers, primarily those with investments in bank loans ($4.9 million, including $2.0 million in Europe) and financial institutions ($3.1 million).  During the three and nine months ended June 30, 2008, the Company recorded charges of $7.0 million and $8.1 million, respectively, for the other-than-temporary impairment of certain of its investments in CDO issuers, primarily those with investments in financial institutions ($2.1 million and $2.6 million, respectively) and real estate asset-backed securities, including residential mortgage-backed securities and commercial mortgage-backed securities ($4.9 million and $5.5 million, respectively).

(Back to Index)

(Baick to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 10 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	June 30,	September 30,	Range of Combined
	2009	2008	Partnership Interests
Real estate investment partnerships	$11,382	$10,422	3% – 11%
Financial fund management partnerships	3,984	4,927	5% − 10%
Commercial finance investment partnerships	862	1,636	1% − 6%
Trapeza entities	865	1,538	33% − 50%
Investments in unconsolidated entities	$17,093	$18,523

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

The following table reflects the assets and liabilities of these VIEs that are included in the Company’s consolidated balance sheets (in thousands):

	June 30,	September 30,
	2009	2008
Cash	$5	$103
Receivables	73	5
Property and equipment, net	2,929	3,111
Other assets	10	6
Total assets	$3,017	$3,225

Accrued expenses and other liabilities	$75	$56
Borrowings	1,101	1,227
Total liabilities	$1,176	$1,283

VIE Not Consolidated

In May 2008, the Company through its real estate segment, entered into a joint venture with an institutional partner to originate, invest in and manage distressed real estate assets.  Under the terms of the joint venture agreement, the institutional partner has provided a $500.0 million credit facility to RRE VIP Borrower, LLC (“VIP Borrower”), a VIE and a wholly-owned subsidiary of the Company, which will acquire and manage the distressed assets.  As loans are made under the facility, VIP Borrower must contribute 3% of each acquired asset as equity and has a right to acquire a 2% participation in the associated funding for that asset under the facility.  The facility is available until May 1, 2010.  Each loan will have a 60-month term during which interest will accrue at 12% per annum.  Each loan will be repaid from gross receipts of the underlying loan or real estate asset securing such loan.  In addition to accrued interest, the institutional partner will be entitled to distributions of net available cash flow, after payment/reimbursement of costs, protective advances, management fees, interest, and equity, as follows: 75% to the institutional partner and 25% to VIP Borrower until the institutional partner has earned an 18% internal rate of return; thereafter, 60% will be distributed to the institutional partner and 40% to VIP Borrower.  Accordingly, the institutional partner will receive the majority of the expected losses/residual returns and, as a result, was determined to be the primary beneficiary.  As such, VIP Borrower is not consolidated by the Company.  The Company’s maximum loss exposure on VIP Borrower is limited to its investment, which was $1.3 million at June 30, 2009.
(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 11 – VARIABLE INTEREST ENTITIES – (Continued)

The following table reflects the assets and liabilities of VIP Borrower which were not included in the Company’s consolidated balance sheets (in thousands):

	June 30,	September 30,
	2009	2008
Restricted cash	$584	$130
Loans held for investment, net	26,137	9,086
Total assets	$26,721	$9,216

Accrued expenses and other liabilities	$1,267	$31
Borrowings	27,827	9,213
Total liabilities	$29,094	$9,244

NOTE 12 – BORROWINGS

The credit facilities of the Company, as well as those of the VIEs that the Company consolidates under FIN 46-R, and related borrowings outstanding are as follows (in thousands):

	As of June 30,				As of September 30,
	2009				2008
	Amount of Facility		Borrowings Outstanding		Borrowings Outstanding
Commercial finance:
Secured revolving credit facilities:
National City Bank		$150,000	$130,600		$128,950
Morgan Stanley		−	−		140,369
LCFF subordinated notes		−	−		3,416
Subtotal − Commercial finance		$150,000	130,600		272,735

Financial fund management:
Consolidated under FIN 46-R:
Apidos CDO VI senior notes, net	$	−	−		213,321

Corporate:
Secured revolving credit facilities:
TD Bank		$34,150	33,904	(1)	43,600
Sovereign Bank		14,000	577		7,000
Subtotal − Corporate		$48,150	34,481		50,600

Other debt			16,533		17,403
Total borrowings outstanding			$181,614		$554,059

(1)	Does not reflect borrowings of $246,000 under a letter of credit.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

The Company has the following facilities outstanding as of June 30, 2009:

Commercial Finance - Secured revolving credit facility.

National City Bank.  In July 2006, LEAF entered into a $150.0 million revolving warehouse credit facility with a group of banks led by National City Bank that expires on July 31, 2009.  The loan was extended on July 31, 2009 to September 30, 2009 while LEAF negotiates a longer-term renewal.  Interest is charged at one of two rates: (i) the London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%, or (ii) the prime rate.  The facility is non-recourse to the Company and the underlying equipment being leased or financed collateralizes the borrowings.  In September 2007, LEAF entered into a two-year $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR.  Weighted average borrowings for the three months ended June 30, 2009 and 2008 were $117.7 million and $141.5 million, respectively, at effective interest rates of 4.9% and 5.4%, respectively.  Weighted average borrowings for the nine months ended June 30, 2009 and 2008 were $132.5 million and $135.0 million, respectively, at effective interest rates of 4.8% and 5.9%, respectively.

Corporate - Secured revolving credit facilities.

TD Bank, N.A. (previously Commerce Bank, N.A.) (“TD Bank”).  The Company has a revolving credit facility with TD Bank.  The facility was most recently amended on May 15, 2009 to (a) extend the maturity until October 15, 2010, (b) reduce the maximum revolving credit facility amount to $35.0 million (from $45.0 million), (c) provide for a monthly reduction in the maximum credit facility amount of $850,000 commencing June 15, 2009 through the maturity date, (d) increase the interest rate on borrowings to the greater of 10.0% or the prime rate of interest plus 5.0%, (e) eliminate the net worth covenant and (f) increase the letter of credit fee to 5.25%.  In consideration for the modifications to the credit facility, the Company paid $1.0 million a fee to the lender on May 15, 2009 and will have to pay an additional fee of $500,000 on December 31, 2009 unless the facility has been either (i) paid in full and terminated or (ii) there has been a default prior to December 31, 2009.  The unused facility fee is 0.25% per annum, payable quarterly in arrears.  Borrowings are secured by a first priority security interest in certain assets of the Company and certain subsidiary guarantors, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 12,972 shares of TBBK common stock, and (iii) the pledge of 1,279,418 shares of RCC common stock.  Availability under the facility was limited to the lesser of (a) 75% of the net present value of future management fees to be earned plus 70% of the market value of the stock pledged or (b) the maximum revolving credit facility amount.

Weighted average borrowings for the three and nine months ended June 30, 2009 were $38.9 million and $42.0 million, respectively, at effective interest rates of 8.7% and 7.6%, respectively.  Weighted average borrowings for the three and nine months ended June 30, 2008 were $55.6 million and $52.1 million, respectively, at effective interest rates of 5.6% and 6.7%, respectively.  As of June 30, 2009, the borrowings outstanding were $33.9 million and the line was fully utilized.

The initial facility, entered into in May 2007, was for $75.0 million including $7.5 million of borrowings in the form of standby letters of credit.  Through March 25, 2009, interest was charged at one of two rates at the Company’s election:  (i) the prime rate plus 1%, or (ii) LIBOR plus 2.25%.  From March 26, 2009 to May 15, 2009, the rates increased to:  (i) the prime rate plus 2.25%, or (ii) LIBOR plus 3.5%.

Sovereign Bank.  The Company has a $14.0 million revolving line of credit with Sovereign Bank that expires on July 27, 2009.  The lender has agreed to extend the maturity date to August 31, 2009 while the Company negotiates a longer-term renewal.  The facility is currently secured by certain investment securities available-for-sale.  Availability based on the value of the collateral was $1.1 million and limited to $542,000 net of borrowings outstanding as of June 30, 2009.  Interest is charged at one of two rates elected at the Company’s option: (i) LIBOR plus 2.0%, or (ii) the prime rate.  Weighted average borrowings for the three and nine months ended June 30, 2009 were $578,000 and $4.0 million, respectively, at an effective interest rate of 3.3% and 5.2%, respectively.  Weighted average borrowings for the three and nine months ended June 30, 2008 were $7.5 million and $5.5 million, respectively, at effective interest rates of 6.0% and 7.0%, respectively.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Other Debt

Mortgage loans.  In November 2007, in conjunction with the acquisition of Dolphin Capital Corp., the Company assumed a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The mortgage, with an outstanding balance of $1.5 million at June 30, 2009, has an 8% fixed rate and requires monthly payments of principal and interest of $11,077.

In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The mortgage is due on July 6, 2011, has a 7.1% fixed rate, and requires monthly payments of principal and interest of $84,220.  The principal balance as of June 30, 2009 was $12.2 million.

As of June 30, 2009, a VIE consolidated by the Company in accordance with FIN 46-R is the obligor under an outstanding first mortgage secured by real estate with an outstanding principal balance of $1.1 million.  The mortgage requires monthly payments of principal and interest at a fixed interest rate of 8.8% and matures in July 2014.  The mortgage is not a legal obligation of the Company; however, it is senior to the VIE’s obligation to the Company.  Mortgage payments are paid from the cash flows of the VIE.

Secured notes.  At June 30, 2009, the Company had an outstanding balance of $353,000 on a secured note with Sovereign Bank.  The note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,796 over five years at a fixed interest rate of 6.9%, maturing in February 2011.

In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note requires quarterly payments of principal and interest at LIBOR plus 1.0% and matures in July 2010.  The Company’s share of the equity distributions and its share of the collateral management fees from the CDO issuer collateralize the note.  The outstanding balance as of June 30, 2009 was $469,000.

Capital leases.  The Company has entered into various capital leases for the purchase of software and equipment.  These capital leases have interest rates ranging from 5.4% to 8.4% and terms ranging from three to five years.  The principal balance of these leases was $602,000 at June 30, 2009.

Unsecured term note.  In September 2008, the Company entered into a three-year unsecured term note in the amount of $473,000 to finance the purchase of software.  The loan requires 36 monthly principal and interest payments of $14,176.  The principal balance as of June 30, 2009 was $361,000.

Covenants

The Company’s debt agreements are subject to certain financial covenants which are customary for the type and size of its related debt facilities.  The Company was in compliance with all of its debt covenants as of June 30, 2009.

Covenants for the Company’s commercial finance secured revolving credit facility, as defined in the loan agreement, include minimum tangible net worth, maximum leverage ratios and interest coverage.  The minimum tangible net worth covenant measures the Company’s and LEAF’s equity as adjusted for intangibles and certain components of accumulated other comprehensive income.  The maximum leverage covenants restrict the amount LEAF can borrow based on a ratio of its borrowings to net worth.  Debt service ratios measure LEAF’s ability to produce sufficient cash flow to meet its annual interest and payments on borrowings.

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

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Facilities Terminated and/or Transferred

LEAF - Morgan Stanley secured revolving credit facility and LCFF subordinated notes. As a result of the March 1, 2009, sale of a portion of LEAF’s interest in LCFF, $187.6 million of debt financing, as described below, was transferred to JV2:

•
a $250.0 million line of credit with Morgan Stanley.  The interest rate was based on one-month LIBOR plus 1.15%.  Weighted average borrowings for the nine months ended June 30, 2009 were $90.2 million at effective interest rates of 4.9%.  Weighted average borrowings for the three and nine months ended June 30, 2008 were $128.3 million for both periods at an effective interest rate of 6.0% and 5.9%, respectively.  The Company utilized interest rate swaps on this facility to mitigate fluctuations in LIBOR; and

•	$9.4 million of LCFF fixed subordinated notes. Weighted average borrowings for the nine months ended June 30, 2009 were $3.4 million at an effective interest rate of 8.2%.

Facilities Terminated and/or Transferred Since September 2007

LEAF - Morgan Stanley bridge loans.  In November 2007, LEAF financed its acquisition of an equipment lease portfolio from NetBank with $368.1 million of bridge financing from Morgan Stanley.  The financing agreement provided for two loans: a $333.4 million class A loan and a $34.7 million class B loan, each of which was secured by the NetBank assets acquired.  This facility and the $311.0 million of outstanding loans were transferred to LEAF III in April 2008.  The interest rate on the class A loan was the adjusted Eurodollar rate (defined as the 30 day LIBOR rate) plus 2.00%.  The interest rate on the class B loan was the adjusted Eurodollar rate plus 10.00%.  Weighted average borrowings on these loans for the three and nine months ended June 30, 2008 were $72.7 million and $209.3 million, respectively, at an effective interest rate of 7.2%.

Financial Fund Management – Apidos CDO VI senior notes.  In December 2007, the Company closed and acquired all of the equity interest in Apidos CDO VI, which had issued $218.0 million of its own senior notes at par.  The investments held by Apidos CDO VI collateralized the debt and, as a result, were not available to the Company, its creditors or stockholders.  The senior notes were non-recourse to the Company and consisted of the following classes: (i) $181.5 million of class A-1 notes bearing interest at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes bearing interest at LIBOR plus 1.25%; (iii) $13.0 million of class B notes bearing interest at LIBOR plus 2.25%; (iv) $8.0 million of class C notes bearing interest at LIBOR plus 4.0%; and (v) $9.5 million of class D notes bearing interest at LIBOR plus 6.75%.  The weighted average interest rate for the three months ended June 30, 2008 was 5.9%.  The weighted average interest rates for the nine months ended June 30, 2009 and 2008 were 4.6% and 5.9%, respectively.  As of March 31, 2009, the Company recorded the sale of its interest in Apidos CDO VI, inclusive of these senior notes.

Financial Fund Management - secured warehouse credit facilities.  The Company was a party to various warehouse credit agreements for facilities which provided funding for the purchase of bank loans in the U.S. and Europe.  Borrowings under these facilities were consolidated by the Company in accordance with FIN 46-R while the assets were accumulating.  Upon the termination or closing of the offerings of the respective CDO issuers, the facilities were terminated and the interest was paid.  The following warehouse facilities were terminated during fiscal 2008:

•
Morgan Stanley $300.0 million facility - opened in July 2007 with interest at LIBOR plus 0.75% and was closed on January 16, 2008.  Average borrowings for the nine months ended June 30, 2008 were $17.0 million, at an effective interest rate of 5.8%.

•
Morgan Stanley EURO 400.0 million facility - opened in January 2007 with interest at European LIBOR plus 0.75% and was closed on January 11, 2008.  Average borrowings for the nine months ended June 30, 2008 were $47.7 million, at an effective interest rate of 5.3%.

•
Credit Suisse Securities (USA) LLC $400.0 million facility – opened in August 2006 with interest at LIBOR plus 0.625% and was closed in December 2007.  Average borrowings for nine months ended June 30, 2008 were $48.4 million at an effective interest rate of 5.7%.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 12 – BORROWINGS − (Continued)

Debt Repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending June 30 and thereafter are as follows (in thousands):

2010	$142,729
2011	24,708
2012	12,196
2013	258
2014	258
Thereafter	1,465
$181,614

NOTE 13 − COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net loss and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive loss” and for the Company primarily include fluctuations in the fair value, net of taxes, of investment securities available-for-sale and hedging contracts.

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(204)	$(8,025)	$(15,057)	$(17,019)
Other comprehensive loss:
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $872, $(4,070), $(3,154) and $(8,312)	1,313	(4,528)	(4,341)	(15,283)
Less: reclassification for realized losses, net of tax of $0, $2,754, $3,089 and $3,175	−	4,218	4,890	4,965
	1,313	(310)	549	(10,318)
Minimum pension liability adjustment, net of tax of $20, $15, $(150) and $(50)	25	15	285	(50)
Unrealized gains (losses) on hedging contracts, net of tax of $349, $1,281, $4,861 and ($1,159)	479	3,102	(1,378)	(1,753)
Transfer interest rate swaps and caps to affiliated entities, net of tax of $0, $3,083, $3,574 and $0	−	5,480	3,170	−
Foreign currency translation gain (loss)	539	(40)	(424)	258
Comprehensive income (loss)	$2,152	$222	$(12,855)	$(28,882)

NOTE 14 – DERIVATIVE INSTRUMENTS

The Company’s investments in commercial finance assets are structured on a fixed-rate basis, but the Company’s borrowings through the related bank debt is obtained on a floating-rate basis.  As a result, the Company is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Company’s borrowing costs.  In addition, when the Company acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Company will pay when it funds the respective borrowings.  Increases in interest rates that increase the Company’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 14 – DERIVATIVE INSTRUMENTS – (Continued)

To manage interest rate risk, the Company employs a hedging strategy using derivative financial instruments such as interest rate swaps, which are designated as cash flow hedges.  Accordingly, changes in fair value of those derivatives are recorded in Accumulated Other Comprehensive Loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in the derivative transactions by dealing exclusively with counterparties with high credit quality.  The Company has an agreement with its derivative counterparty that incorporates the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty.  Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.  As of June 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $552,000.  As of June 30, 2009, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $560,000.

Before entering into a derivative transaction for hedging purposes, the Company determines whether a high degree of initial effectiveness exists between the change in the value of the hedged forecasted transaction and the change in the value of the derivative from a movement in interest rates.  High effectiveness means that the change in the value of the derivative is expected to provide a high degree of offset against changes in the value of the hedged forecasted transactions caused by changes in interest rate risk.  The Company measures the effectiveness of each cash flow hedge throughout the hedge period.  Any hedge ineffectiveness on cash flow hedging relationships, as defined by U.S. GAAP, will be recognized in the consolidated statements of operations.

There can be no assurance that the Company’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates, or that the costs of hedging will not exceed the benefits.

Derivative instruments are reported at fair value as of June 30, 2009 as follows (in thousands, except number of contracts):

	Notional Amount	Termination Date of Swap	Derivative Liability Reported in Accrued Expenses and Other Liabilities	Number of Contracts
Interest rate swap designated as a cash flow hedge	$75,000	September 2009	$552	1

The changes in accumulated other comprehensive loss associated with cash flow hedge activities were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$(1,190)	$(11,067)	$(2,503)	$(732)
Current period changes in fair value, net of tax of $349, $1,281, $4,861 and $(1,159)	479	3,102	(1,378)	(1,753)
Transfer of interest rate swaps and caps to affiliated entities, net of tax of $0, $3,083, $3,574 and $0	−	5,480	3,170	−
Balance, end of period	$(711)	$(2,485)	$(711)	$(2,485)

As of June 30, 2009, included in accumulated other comprehensive loss were unrealized net losses of $319,000 (net of tax benefit of $233,000) on one swap.  The Company recognized no gain or loss during the nine months ended June 30, 2009 for hedge ineffectiveness.  Assuming market rates remain constant with the rates at June 30, 2009, the Company estimates that approximately $319,000 (net of tax benefit of $233,000) of the loss in accumulated other comprehensive loss will be recognized into earnings over the next 12 months.

In addition, as of June 30, 2009, included in accumulated other comprehensive loss is a net unrealized loss of $392,000 (net of tax benefit of $284,000) related to hedging instruments held by the commercial finance investment partnerships in which the Company owns an equity interest.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

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

The effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 93% for the three months ended June 30, 2009 reflecting the impact of state tax benefits recorded this fiscal quarter relative to the pre-tax loss.

Effective October 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainties in Income Taxes - an Interpretation of SFAS 109.”  FIN 48 prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company is required under FIN 48 to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets.  The Company will continue to classify any tax penalties as general and administrative expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the effective tax rate and does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next three months.

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

During the three and nine months ended June 30, 2009, the Company did not grant any employee stock options.  The Company granted 89,500 and 99,500 employee stock options during the three and nine months ended June 30, 2008, respectively.  The Company does not record a tax benefit for options at the grant date since the options it issues are generally ISOs and its employees have typically held the stock received on exercise for the requisite holding period.

The Company’s calculation of the fair value of options granted was made using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine Months Ended June 30, 2008
Fair value of stock options granted	$3.47
Expected life (years)	6.25
Expected stock volatility	47.3%
Risk-free interest rate	3.9%
Dividend yield	3.0%

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 16 − STOCK−BASED COMPENSATION – (Continued)

As of June 30, 2009, the Company had unamortized compensation expense related to nonvested stock options of $517,000.  These costs are expected to be recognized over a weighted-average period of 1.5 years.  Option compensation expense for the three and nine months ended June 30, 2009 was $66,000 and $550,000, respectively, and $251,000 and $744,000 for the three and nine months ended June 30, 2008, respectively.

Restricted stock.  Most of the Company’s restricted shares vest 25% annually commencing one year from the grant date.  During the three and nine months ended June 30, 2009, the Company issued 5,000 and 225,839 shares of restricted stock valued at $26,000 and $828,000, respectively.  During fiscal 2008, the Company awarded 505,817 shares of restricted stock valued at $6.8 million.  The Company recorded compensation expense related to outstanding restricted stock awards of $797,000 and $2.8 million for the three and nine months ended June 30, 2009, respectively and $897,000 and $2.2 million for the three and nine months ended June 30, 2008, respectively.

Performance-based awards.  The Company has granted restricted stock awards that vest based on the achievement of specific performance goals over a specified performance period.  These goals include such measures as earnings per share, return on equity, revenues and assets under management.  The maximum number shares that may vest based on attainment of these performance goals as of June 30, 2009 and 2008 is 712,489 and 514,000 units, respectively, based on management’s assessment of obtaining the performance goals.  For the three and nine months ended June 30, 2009, the Company recorded compensation expense of $24,000 and $97,000, respectively, for 33,000 restricted shares.  No expense was recorded relative to performance units during fiscal 2008.

Aggregate information regarding the Company’s employee stock options as of June 30, 2009 is as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares		Price	Term (in years)	Value
Balance – October 1, 2008	3,373,199		$8.49
Granted	−		$ −
Exercised	−		$ −
Forfeited/expired	(834,583)		$(6.82)
Balance - June 30, 2009	2,538,616		$9.04	4.2	$2,168,000
Exercisable - June 30, 2009	2,426,116
Available for grant	1,865	(1)

(1)	Reduced for restricted stock awards granted, net of forfeitures, under the Company’s 2005 Plan.

The following table summarizes the activity for nonvested employee stock options and restricted stock during the nine months ended June 30, 2009:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested Stock Options
Outstanding − October 1, 2008	260,185	$6.23
Granted	−	$ −
Vested	(142,060)	$(6.86)
Forfeited	(5,625)	$(4.03)
Outstanding – June 30, 2009	112,500	$5.55

Nonvested Restricted Stock
Outstanding − October 1, 2008	612,934	$15.29
Granted	225,839	$3.67
Vested	(255,919)	$(13.49)
Forfeited	(9,715)	$(14.55)
Outstanding – June 30, 2009	573,139 (1)	$11.53

(1)
At June 30, 2009 and September 30, 2008, includes 69,300 and 99,548 shares, respectively, of nonvested restricted stock that do not have dividend equivalent rights and, therefore, are not included in the shares outstanding in the consolidated balance sheets.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 17 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed a voluntary correction program with the IRS regarding various administrative issues related primarily to the use of cash dividends paid on the shares held in the Employee Stock Ownership Plan, incorrect compensation used for contribution allocation purposes and incorrect share release.  Concurrently, the Company is working with the U.S. Department of Labor (“DOL”) to rectify these same deficiencies and is under audit by the DOL Philadelphia office which is also auditing the Company’s 401K Plan.  The impact to the Company has not yet been determined.

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

The components of net periodic benefit costs for the SERP are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest costs	$127	$124	$383	$374
Expected return on plan assets	(14)	(47)	(40)	(143)
Amortization of actuarial loss	46	−	136	−
Net cost	$159	$77	$479	$231

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	June 30,	September 30,
	2009	2008
Receivables from managed entities and related parties:
Commercial finance investment partnerships	$40,148	$22,844
Real estate investment partnerships and TIC property interests	9,391	6,563
Financial fund management entities	4,037	4,151
RCC	1,220	1,870
Other	647	246
Receivables from managed entities and related parties, net	$55,443	$35,674

Payables due to managed entities and related parties:
RCC	$7,545	$ −
Real estate investment partnerships and TIC property interests	1,238	316
Other	94	270
Payables to managed entities	$8,877	$586

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Commercial finance − fees from investment partnerships	$4,819	$9,194	$15,573	$27,243
Real Estate – fees from investment partnerships and TIC property interests	2,350	2,290	8,455	7,516
Financial Fund Management - fees from managed entities (1)	859	1,226	2,258	7,064
RCC:
Management, incentive and servicing fees	1,165	1,465	4,220	5,113
Reimbursement of expenses	112	337	435	531
Dividends received	614	812	2,790	2,421
Commitment fee	180	−	180	−
Atlas America, Inc. − reimbursement of net costs and expenses	292	184	1,033	926
1845 Walnut Associates Ltd - payment of rent and operating expenses	(133)	(108)	(377)	(386)
9 Henmar LLC – payment of broker/consulting fees	(31)	(137)	(75)	(364)
Ledgewood P.C. – payment of legal services	(148)	(406)	(461)	(1,110)

(1)
Excludes the non-cash adjustments on the unrealized appreciation (depreciation) in the book value of securities held by certain of the financial fund partnerships the Company manages totaling $67,000 and ($4.4 million) for the three months ended June 30, 2009 and 2008, respectively, and $1.8 million and ($9.3 million) for the nine months ended June 30, 2009 and 2008, respectively.

Transactions with RCC.  On May 14, 2009, the Company loaned RCC $4.5 million.  RCC repaid the loan the same day and paid the Company a commitment fee of $180,000.

On June 30, 2009, the general partner of LEAF 4 acquired net assets of $89.8 million, primarily a pool of leases, and assumed $82.3 million in related debt through the purchase of the membership interest of a subsidiary of RCC, which was immediately sold to LEAF 4.  No gain or loss was recognized by any of the parties on the acquisition or sale.  At June 30, 2009, included in receivables from managed entities and related parties is $3.0 million due from LEAF 4 and included in payables to managed entities and related parties is a $7.5 million promissory note due to RCC related to this transaction.  The promissory note to RCC bears interest at LIBOR plus 3% and matures on September 30, 2009.  As of August 3, 2009, the principal amount of the RCC promissory note and the receivable from LEAF 4 were repaid in full.

Through June 30, 2009, LEAF had originated and managed commercial finance assets on behalf of RCC.  The leases and loans were sold to RCC at fair value plus an origination fee not to exceed 1%.  During the three and nine months ended June 30, 2009, LEAF sold $0 and $6.1 million, respectively, of leases and loans to RCC.  During the three and nine months ended June 30, 2008, LEAF sold $8.1 million and $37.0 million, respectively, of leases and loans to RCC.  In addition, from time to time, LEAF repurchased leases and loans from RCC at a price equal to their fair value as an accommodation under certain circumstances, which included the consolidation of multiple customer accounts, originations of new leases when equipment was upgraded and to facilitate the timely resolution of problem accounts when collection was considered likely.  During the three and nine months ended June 30, 2009, LEAF repurchased $0 and $1.4 million, respectively, of leases and loans from RCC.  During the three and nine months ended June 30, 2008, LEAF repurchased $2.6 million and $5.9 million, respectively.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 18 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and his wife B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s CEO and President.  On June 15, 2007, Merit entered into an agreement with TBBK under which TBBK provides banking and operational services for Merit.  For the three and nine months ended June 30, 2009, Merit paid $12,500 and $48,300, respectively, in fees to TBBK.  For the three and nine months ended June 30, 2008, the Company paid TBBK $24,400 and $44,700, respectively.  The Company had $377,000 and $523,000 in deposit accounts at TBBK at June 30, 2009 and 2008, respectively.

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The commercial finance assets are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  During the three and nine months ended June 30, 2009, LEAF sold $40.1 million and $214.7 million, respectively, of commercial finance assets to the LEAF Funds.  During the three and nine months ended June 30, 2008, LEAF sold $401.8 million and $1.1 billion, respectively.  In addition, from time to time LEAF repurchases commercial finance assets from the LEAF Funds in the same manner as it does from RCC.  During the three and nine months ended June 30, 2009, LEAF repurchased $0 and $1.1 million, respectively, of commercial finance assets from the LEAF Funds at a price equal to their fair value.  During the three and nine months ended June 30, 2008, LEAF purchased $0 and $1.4 million, respectively.

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

NOTE 19 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
RCC dividend income	$614	$812	$2,790	$2,421
RCC commitment fee	180	−	180	−
Interest income and other income, net	187	286	254	770
Other income, net	$981	$1,098	$3,224	$3,191

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

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

As of June 30, 2009, the fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale		$7,266	$	−		$8,258	$15,524
Total assets at fair value		$7,266	$	−		$8,258	$15,524

Liabilities:
Interest rate swaps	$	−		$552	$	−	$552
Total liabilities at fair value	$	−		$552	$	−	$552

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Level 3
Beginning balance, October 1, 2008	$10,153
Realized losses – impairment charges on investment securities included in operations	(7,962)
Purchases, sales, issuances, and settlements, net	(536)
Change in unrealized losses – included in accumulated other comprehensive loss	6,603
Ending balance, June 30, 2009	$8,258

The following table presents the hierarchy level for each of the Company’s assets that are measured at fair value on a nonrecurring basis at June 30, 2009 (in thousands):

	Level 1		Level 2		Level 3	Total
Investments in commercial finance − held for sale	$	−	$	−	$137,928	$137,928
Total	$	−	$	−	$137,928	$137,928

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

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 20 – FAIR VALUE OF FINANCIAL INSTRUMENTS − (Continued)

The fair value of certain financial instruments is as follows (in thousands):

	June 30, 2009				September 30, 2008
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets (1)
Loans held for investment	$	−	$	−	$219,664	$190,233
Interest rate caps agreements		−		−	763	763
	$	−	$	−	$220,427	$190,996
Borrowings (2)
Secured warehouse debt	$	−	$	−	$213,321	$213,321
Commercial finance debt		130,600		130,600	269,319	269,319
Real estate debt		13,272		13,272	13,967	13,967
Other debt		37,742		37,742	57,452	57,452
		$181,614		$181,614	$554,059	$554,059
Liabilities (3)
Interest rate swap contracts		$552		$552	$4,244	$4,244

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

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Real estate carveouts.  TIC investment programs and real estate partnerships obtain senior lien financing with respect to acquired properties, on a non-recourse basis, with the lenders’ remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which the Company has guaranteed (“carveouts”).  These carveouts relate to a total of $596.5 million in financing and will expire as the related indebtedness is paid down over the next ten years.  Subsidiaries of the Company are both (i) the general partner of the real estate limited partnerships or the asset manager of the TIC investment programs and (ii) the property manager of all of these properties.  Accordingly, the Company has control over the operations of the underlying assets which mitigates the potential risk associated with these carveouts, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
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

The Company's wholly owned broker-dealer subsidiary, Chadwick Securities, Inc. ("Chadwick"), serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined.  As applied to Chadwick, the rule required a minimum net capital balance of $100,000 and $71,000 as of June 30, 2009 and September 30, 2008 respectively.  As of June 30, 2009 and September 30, 2008, Chadwick’s net capital was $799,000 and $547,000, respectively, which exceeded the minimum requirements by $699,000 and $476,000, respectively.

Two of the financial fund management investment partnerships have incentive distributions (carried interest) that are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  At March 31, 2009, the Company reduced its total potential clawback obligation by $1.7 million.  At June 30, 2009, based upon the evaluation of current information, the Company further reduced its total potential clawback obligation by $133,000 (to $5.7 million at June 30, 2009 from $7.5 million at September 30, 2008) in the consolidated statements of operations as an adjustment to financial fund management revenues.  The estimated liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 22 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended June 30, 2009
Revenues from external customers	$10,699	$5,606	$5,765	$	−	$22,070
Equity in (losses) earnings of unconsolidated entities	(152)	(408)	1,119		−	559
Total revenues	10,547	5,198	6,884		−	22,629
Segment operating expenses	(5,841)	(5,821)	(4,722)		−	(16,384)
General and administrative expenses	(100)	(59)	(875)		(2,337)	(3,371)
Provision for credit losses	(621)	(427)	−		−	(1,048)
Depreciation and amortization	(1,069)	(389)	(228)		(213)	(1,899)
Interest expense	(1,507)	(245)	(3)		(879)	(2,634)
Minority interest (expense) income, net	−	(22)	9		−	(13)
Other income, net	−	170	660		151	981
Income (loss) before intercompany interest expense and income taxes	1,409	(1,595)	1,725		(3,278)	(1,739)
Intercompany interest expense	(1,481)	−	−		1,481	−
(Loss) income from continuing operations before income taxes	$(72)	$(1,595)	$1,725		$(1,797)	$(1,739)

Nine Months Ended June 30, 2009
Revenues from external customers	$40,081	$18,329	$22,859	$	−	$81,269
Equity in (losses) earnings of unconsolidated entities	(729)	(1,068)	2,555		−	758
Total revenues	39,352	17,261	25,414		−	82,027
Segment operating expenses	(20,064)	(17,109)	(15,532)		−	(52,705)
General and administrative expenses	(282)	(161)	(2,544)		(8,062)	(11,049)
Provision for credit losses	(3,451)	(456)	(1,738)		−	(5,645)
Depreciation and amortization	(2,977)	(1,004)	(339)		(661)	(4,981)
Interest expense	(8,576)	(719)	(5,012)		(2,650)	(16,957)
Minority interest (expense) income, net	−	(15)	1,541		−	1,526
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Impairment charges on investment securities	−	−	(7,962)		−	(7,962)
Other income, net	78	317	2,826		3	3,224
Income (loss) before intercompany interest expense and income taxes	4,080	(1,886)	(14,934)		(11,370)	(24,110)
Intercompany interest expense	(4,410)	−	−		4,410	−
(Loss) income from continuing operations before income taxes	$(330)	$(1,886)	$(14,934)		$(6,960)	$(24,110)

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2009
(unaudited)

NOTE 22 − OPERATING SEGMENTS − (Continued)

	Commercial finance	Real estate	Financial fund management	All other (1)		Total
Three Months Ended June 30, 2008
Revenues from external customers	$22,009	$6,172	$10,151	$	−	$38,332
Equity in losses of unconsolidated entities	(207)	(546)	(8,134)		−	(8,887)
Total revenues	21,802	5,626	2,017		−	29,445
Segment operating expenses	(10,751)	(5,672)	(7,122)		−	(23,545)
General and administrative expenses	(140)	(64)	(1,125)		(2,625)	(3,954)
Provision for credit losses	(711)	−	(839)		−	(1,550)
Depreciation and amortization	(701)	(324)	(59)		(217)	(1,301)
Interest expense	(5,229)	(375)	(3,284)		(888)	(9,776)
Minority interest (expense) income, net	(627)	(50)	3,267		−	2,590
Gain on sale of loans and investment securities, net	−	−	346		−	346
Impairment charges on investment securities	−	−	(6,974)		−	(6,974)
Other income, net	44	84	937		33	1,098
Income (loss) before intercompany interest expense and income taxes	3,687	(775)	(12,836)		(3,697)	(13,621)
Intercompany interest expense	(1,280)	−	−		1,280	−
Income (loss) from continuing operations before income taxes	$2,407	$(775)	$(12,836)		$(2,417)	$(13,621)

Nine Months Ended June 30, 2008
Revenues from external customers	$82,557	$19,956	$31,631	$	−	$134,144
Equity in losses of unconsolidated entities	(125)	(1,166)	(8,969)		−	(10,260)
Total revenues	82,432	18,790	22,662		−	123,884
Segment operating expenses	(32,213)	(16,464)	(20,020)		−	(68,697)
General and administrative expenses	(305)	(154)	(2,776)		(7,934)	(11,169)
Provision for credit losses	(4,473)	−	(1,297)		−	(5,770)
Depreciation and amortization	(1,679)	(701)	(198)		(673)	(3,251)
Interest expense	(23,320)	(894)	(11,841)		(2,993)	(39,048)
Minority interest (expense) income, net	(3,259)	(50)	2,632		−	(677)
Loss on sale of loans and investment securities, net	−	−	(17,674)		−	(17,674)
Impairment charges on investment securities	−	−	(8,123)		−	(8,123)
Other income (expense), net	355	309	2,566		(39)	3,191
Income (loss) before intercompany interest expense and income taxes	17,538	836	(34,069)		(11,639)	(27,334)
Intercompany interest expense	(4,330)	−	−		4,330	−
Income (loss) from continuing operations before income taxes	$13,208	$836	$(34,069)		$(7,309)	$(27,334)

	Commercial finance	Real estate	Financial fund management	All other (1)	Total
Segment assets
June 30, 2009	$218,507	$147,358	$27,509	$(25,905)	$367,469
June 30, 2008	$363,893	$155,268	$295,089	$(12,437)	$801,813

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(Back to Index)

(Baick to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2009
(unaudited)

NOTE 22 − OPERATING SEGMENTS − (Continued)

Geographic Information.  Revenues generated from the Company’s European operations totaled $685,000 and $2.2 million for the three and nine months ended June 30, 2009, respectively, and $931,000 and $4.9 million for the three and nine months ended June 30, 2008, respectively.  Included in segment assets as of June 30, 2009 and 2008 were $5.8 million and $8.0 million, respectively, of European assets.

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q on August 6, 2009, and determined there have not been any events that have occurred that would require adjustments to the unaudited consolidated financial statements.

(Back to Index)

(Baick to Index)

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

Overview of the Three and Nine Months Ended June 30, 2009 and 2008

We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of June 30, 2009, we managed $14.3 billion of assets.

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

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduced liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and reduced our ability to access debt financing for our operations.  For the balance of fiscal 2009, given the constraints imposed by current economic and market conditions, we expect to focus on (i) managing our existing assets which provides us with substantial fee income and (ii) raising funds through our retail broker channel for investment programs in our commercial finance and real estate businesses.  We also expect to continue to realize the cost savings primarily resulting from our reductions in force which we initiated in prior quarters.  In our commercial finance segment, we have scaled back our originations to accommodate the limited availability of debt financing.  In our real estate segment, we expect to continue to acquire multifamily apartments through our investment partnerships and additionally, are focusing efforts towards acquiring distressed assets where we possess significant experience in managing and resolving such assets using our existing real estate platform of highly skilled professionals.  In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored, but do not expect to sponsor any new CDO issuers.

For the first three fiscal quarters of 2009, the effect of the current economic conditions resulted in us recording the following charges:

•	a $7.2 million charge, net of tax, from the sale of our interest in Apidos CDO VI;

•
a $3.9 million charge, net of minority interest and tax, to reflect the other-than-temporary impairment of certain investments in CDO issuers with investments in bank loans ($3.0 million, including $1.3 million in Europe) and financial institutions ($877,000);

•
a $3.5 million provision for credit losses, net of tax, which impacted our business segments as follows:  commercial finance ($2.1 million), real estate ($282,000) and financial fund management ($1.1 million); and

•	a $859,000 million charge, net of tax, to reflect our equity losses in the unrealized depreciation in the book value of securities held by our investment partnerships.

Principally as a result of these charges, we recorded a net loss of $15.1 million for the nine months ended June 30, 2009.

(Back to Index)

(Baick to Index)

We have reduced the amount of assets and borrowings reflected on our balance sheet.  As of June 30, 2009, total assets decreased by $390.9 million to $367.5 million and borrowings decreased by $372.4 million to $181.6 million from comparable balances at September 30, 2008.  This reduction results largely from the sale of all or part of our interests in two entities that we had previously consolidated.  In March 2009, we entered into an agreement to sell our equity interest in Apidos CDO VI and thereby removed from our balance sheet $219.7 million of loans it held for investment and $213.3 million of its senior notes, net.  We also sold a portion of our interest in a LEAF subsidiary, LEAF Commercial Finance Fund, LLC, or LCFF, and accordingly, our balance sheet no longer consolidates $195.0 million of commercial finance assets together with $187.6 million of debt financing ($143.8 million outstanding at September 30, 2008).  In both cases, the debt removed had been non-recourse to us.  Additionally, we reduced outstanding borrowings on our TD Bank revolving credit facility by $9.7 million and our Sovereign revolving line of credit by $6.4 million.

Assets Under Management

Our assets under management decreased by $4.4 billion to $14.3 billion at June 30, 2009 from $18.8 billion at June 30, 2008.  The following table sets forth information relating to our assets under management by operating segment (in millions): (1)

	As of June 30,		Increase (Decrease)
	2009	2008	Amount		Percentage
Financial fund management	$11,202	$15,375	$(4,173	) (2)	(27%)
Real estate	1,675	1,750	(75)		(4%)
Commercial finance	1,450	1,630	(180	) (3)	(11%)
	$14,327	$18,755	$(4,428)		(24%)

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)
Reduction primarily due to the following:  (a) sale of Apidos CDO VI ($226.5 million), (b) liquidation of two of our CDO issuers invested primarily in real estate ABS ($1.6 billion) and (c) a decrease in the collateral base of our ABS portfolio resulting from defaults ($1.7 billion).

(3)	Reduction primarily reflects the reduction in new originations.

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

	CDOs	Limited Partnerships	TIC Property Interest Programs	Other Investment Funds
As of June 30, 2009
Financial fund management	32	12	−	1
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	24	7	7
As of June 30, 2008
Financial fund management	35	13	−	−
Real estate	2	6	7	5
Commercial finance	−	3	−	−
	37	22	7	5

(Back to Index)

(Baick to Index)

As of June 30, 2009 and 2008, we managed $14.3 billion and $18.8 billion of assets, respectively, for the accounts of institutional and individual investors and RCC and for our own account in the following asset classes (in millions):

	As of June 30, 2009						As of June 30, 2008
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,631	$	−	$	−	$4,631	$5,032
Bank loans (1)	3,018		931		−	3,949	4,399
Asset-backed securities (1)	2,293		262		−	2,555	5,874
Real properties (2)	649		−		−	649	613
Mortgage and other real estate-related loans (2)	6		855		165	1,026	1,137
Commercial finance assets (3)	1,303		2		145	1,450	1,630
Private equity and hedge fund assets (1)	67		−		−	67	70
	$11,967		$2,050		$310	$14,327	$18,755

For the purposes of calculating our assets under management, we value our assets as follows:

(1)	We value financial fund management assets at their amortized cost.

(2)
We value real estate assets as the sum of (a) the amortized cost of our commercial real estate loans; (b) the book value of real estate and other assets held by our real estate investment partnerships and TIC property interest programs; (c) the amount of our outstanding legacy loan portfolio; and (d) the book value of our interests in real estate.

(3)	We value commercial finance assets as the sum of the book value of the equipment, leases and loans and future payment card receivables financed by us.

Employees

As of June 30, 2009, excluding our property management team, we employed 497 full-time workers, a decrease of 93, or 16%, from 590 employees at June 30, 2008.  The following table summarizes all of our employees by operating segment:

	Total	Financial Fund Management	Real Estate	Commercial Finance	Corporate/ Other
June 30, 2009
Investment professionals	126	35	27	62	2
Other	371	15	15	304	37
	497	50	42	366	39
Property management	312	−	312	−	−
Total	809	50	354	366	39

June 30, 2008
Investment professionals	192	41	27	119	5
Other	398	18	16	325	39
	590	59	43	444	44
Property management	227	−	227	−	−
Total	817	59	270	444	44

(Back to Index)

(Baick to Index)

Revenues

We generate revenues in each of our reporting segments by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors, RCC and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fund management revenues (1)	$14,480	$10,361	$43,932	$44,539
Finance and rental revenues (2)	6,223	16,564	32,068	67,383
RCC management fees	926	1,162	3,403	4,107
Gain on resolution of loans and other property interests (3)	298	−	976	1,633
Net gain on the sale of TIC property interests (4)	−	−	−	373
Other (5)	702	1,358	1,648	5,849
	$22,629	$29,445	$82,027	$123,884

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

Results of Operations: Commercial Finance

As of June 30, 2009, our commercial finance assets under management decreased $180.0 million (11%) to $1.5 billion as compared to $1.6 billion at June 30, 2008.  Originations of new equipment financing for the three and nine months ended June 30, 2009 were $90.9 million and $328.7 million, respectively, as compared to $147.9 million and $1.0 billion for the three and nine months ended June 30, 2008, a decrease of $57.0 million (39%) and $718.2 million (69%), respectively.  Originations for the nine months ended June 30, 2008 included $581.5 million related to our November 2007 acquisitions of the Dolphin Capital Corp. and NetBank portfolios of leases and loans.  Excluding these acquisitions, originations for the nine months ended June 30, 2009 decreased by $136.7 million as compared to the nine months ended June 30, 2008.  Our originations have been and we expect they will continue to be impacted by the state of the credit markets and the ability of our funds to obtain financing to acquire portfolios of leases and loans from us.

During fiscal 2009, we have focused our efforts on improving our financial condition by monetizing investments and reducing borrowings.  In March 2009, two of our investment partnerships, LEAF Equipment Leasing Income Fund III, L.P., or LEAF III, and LEAF Equipment Finance Fund 4, L.P., or LEAF 4, two public equipment leasing partnerships we sponsored and manage, formed a joint venture, LEAF Funds Joint Venture 2, LLC, or JV2.  LEAF III and LEAF 4 invested $10.0 million into JV2, which in turn acquired a portion of our interest in LEAF Commercial Finance Fund, LLC, or LCFF, an investment fund that we formed to acquire and finance leases and loans we originate, and repaid us for amounts due to us from LCFF.  We continue to maintain voting control of LCFF.  As a result of the transaction, LCFF became a VIE for which JV2 was determined to be the primary beneficiary and, therefore, we no longer consolidated LCFF as of March 1, 2009.  Accordingly, a total of $195.0 million of commercial finance assets and $187.6 million of debt financing were transferred to JV2.  As a result of this deleveraging and the reduction in our warehouse borrowings, the commercial finance assets we managed for our own account at June 30, 2009 decreased $161.0 million (53%) to $145.0 million as compared to $306.0 million at June 30, 2008.  The assets we managed for others remained approximately at the same level at $1.3 billion at June 30, 2009 and 2008.

(Back to Index)

(Baick to Index)

In August 2008, we commenced a $200.0 million public offering of limited partnership interests in LEAF 4, which broke escrow and commenced operations in September 2008.  Through August 4, 2009, we have raised $87.9 million in LEAF 4.  In addition, through February 2009, we sold subordinated notes in LCFF.  This offering closed in February 2009 having raised $9.4 million.

As of June 30, 2009, we managed approximately 103,000 leases and loans that had an average original finance value of $27,000 with an average term of 52 months as compared to approximately 96,000 leases and loans that had an average original finance value of $24,000 with an average term of 50 months as of June 30, 2008.

The following table sets forth information related to commercial finance assets we manage (1) (in millions):

	As of June 30,
	2009	2008
LEAF	$145	$163
LCFF (2)	−	143
Managed for our own account	145	306

Lease Equity Appreciation Fund I, L.P.	79	109
Lease Equity Appreciation Fund II, L.P.	219	320
LEAF III	592	803
LEAF 4	180	−
LCFF (2)	197	−
RCC	3	92
Other	35	−
Managed for others	1,305	1,324
	$1,450	$1,630

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

(2)	As of March 1, 2009, LCFF is no longer a consolidated entity.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues: (1)
Finance revenues	$3,764	$10,040	$18,891	$45,805
Acquisition fees	771	5,249	3,957	16,702
Fund management fees	5,311	5,242	14,909	14,059
Other	701	1,271	1,595	5,866
	$10,547	$21,802	$39,352	$82,432

Costs and expenses:
Wage and benefit costs	2,940	5,474	10,040	18,144
Other costs and expenses	2,901	5,277	10,024	14,069
	$5,841	$10,751	$20,064	$32,213

(1)
Total revenues include RCC servicing and origination fees of $266,000 and $905,000 for the three and nine months ended June 30, 2009, respectively, and $321,000 and $1.1 million for the three and nine months ended June 30, 2008, respectively.

(Back to Index)

(Baick to Index)

Revenues - Three and Nine Months Ended June 30, 2009 as Compared to the Three and Nine Months Ended June 30, 2008

Revenues decreased $11.3 million (52%) and $43.1 million (52%) for the three and nine months ended June 30, 2009, respectively, as compared to three and nine months ended June 30, 2008.  We attribute these decreases primarily to the following:

•
a $6.3 million and $26.9 million decrease in commercial finance revenues, respectively.  In fiscal 2008, we held a significantly higher than normal portfolio of leases and loans as a result of the $412.5 million NetBank portfolio acquired in November 2007 and held by us until being completely sold to LEAF III in April 2008.  In addition, as of March 2009 we no longer consolidated LCFF, a $195.0 million portfolio.  As a result of these transactions, our finance revenues decreased significantly; however, since these assets are now owned by our investment funds, we are earning ongoing asset management fees.  We have a $150.0 million warehouse line of credit that allows us to originate and hold equipment financings prior to selling them to our investment entities.  This line of credit, which was to expire on July 31, 2009, has been extended until September 30, 2009 while we negotiate a longer-term renewal.  We expect that the terms of our renewed line of credit may reduce the amount available on the line, which would require us to reduce the size of the portfolio we can hold, and accordingly, would lower our commercial finance revenues;

•
a $4.5 million and $12.7 million decrease, respectively, in acquisition fees resulting from the decrease in leases sold to our funds and RCC by $369.9 million and $956.2 million to $40.1 million and $220.8 million, respectively.  These decreases reflect the assets sold to our investment entities in fiscal 2008 related to the NetBank and Dolphin Capital Corp. portfolio acquisitions.  Additionally, the difficulty in obtaining debt financing by our investment funds has decreased their ability to acquire equipment financings from us.  Consequently, we have reduced our commercial finance originations to match the asset acquisition capabilities of our funds;

•
a $69,000 and $850,000 increase in fund management fees, respectively.  Our management fees include fees we receive to service the commercial finance assets we manage, offering fees earned for raising capital in our investment entities as well as fees received on originating loans for those entities.  For the three months ended June 30, 2009, servicing fees for leases decreased by $350,000 due to the decrease in assets managed for our investment entities, in part due to the May 2009 discontinuance of fees from LEAF I (which enters its liquidation stage beginning in August 2009). These decreases were offset, in part, by a $271,000 increase in net loan origination fees and a $148,000 increase in offering fees related to the timing of the closing of LEAF III (April 2008) and the commencement of LEAF 4 (August 2008).  For the nine months ended June 30, 2009, management fees earned to service leases increased by $1.2 million due to the sale of the NetBank portfolio to LEAF III, from which we are earning ongoing management fees.  In addition, net capitalized loan origination costs increased by $142,000.  These increases were offset, in part, by decreased offering fees of $472,000 related to the time between the closing of LEAF III and the commencement of the LEAF 4 offering; and

•
a $570,000 and $4.3 million decrease in other income, respectively, primarily reflecting reduced gains on equipment finance dispositions, which typically vary widely from period to period, but decreased as a result of our sales in fiscal 2008 of the NetBank portfolio to LEAF III.

Costs and Expenses − Three and Nine Months Ended June 30, 2009 as Compared to the Three and Nine Months Ended June 30, 2008

Costs and expenses from our commercial finance operations decreased by $5.0 million (46%) and $12.1 million (38%) for the three and nine months ended June 30, 2009, respectively.  We attribute this decrease primarily to:

•
a reduction in wage and benefit costs of $2.5 million and $8.1 million, respectively.  These decreases reflect our elimination of redundant positions as a result of our converting the operations we acquired in fiscal 2008 onto the LEAF platform.  We reduced the number of full-time employees in our commercial finance operations by 78 to 366 at June 30, 2009 from 444 at June 30, 2008.  The decrease in wage and benefit costs is also due to an increase in reimbursements from our funds for direct labor costs incurred to service their portfolios.  Because a larger percentage of our  assets are being held directly by our investment funds, we are able to allocate a greater percentage of our wages and benefit costs to the funds; and

•
a reduction in other costs and expenses of $2.4 million and $4.0 million, respectively.  These decreases are due to the decline in assets managed for our own account, which resulted in reduced costs to service our portfolio, primarily legal costs, and to our ongoing cost saving and consolidation efforts targeted at eliminating redundancies of overhead occurring through our acquisitions and taking advantage of efficiencies obtained by operating on a single platform.  In addition, fiscal 2008 included one-time costs related to the portfolio acquisitions we made which did not reoccur in fiscal 2009.

(Back to Index)

(Baick to Index)

Results of Operations: Real Estate

In our real estate reporting segment, we manage five classes of assets:

•
a commercial real estate debt portfolio we manage for RCC, comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment fund assets, primarily multifamily apartments;

•	portfolios of distressed, or value-added, real estate assets we acquired through joint ventures with institutional investors;

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio; and

•
a portfolio of distressed real estate loans we acquired at a discount, primarily from the U.S. Department of Housing and Urban Development, as well as an opportunity fund we commenced in fiscal 2009 to acquire distressed real estate and real estate loans.

	As of June 30,
	2009	2008
	(in millions)
Assets under management: (1)
Commercial real estate debt	$867	$953
Real estate investment funds and programs	538	498
Institutional portfolios	111	116
Legacy portfolio	76	112
Distressed portfolios	83	71
	$1,675	$1,750

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

During the three and nine months ended June 30, 2009, our real estate operations continued to be affected by the following principal trends or events:

•
the transition of property management from outsourced third party managers to our internal multifamily manager, Resource Residential, which commenced operations in October 2007 and which has provided us with a new source of revenues;

•	the continuing volatility and reduction in liquidity in global credit markets which has reduced our fee income from RCC;

•	an increase in the number of distressed real estate opportunities that are available for purchase; and

•	continued opportunities through the sponsorship of real estate investment partnerships, including a new partnership which will invest in discounted commercial real estate assets.

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

(Baick to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Management fees:
Asset management fees	$1,042	$767	$2,945	$2,210
Resource Residential property management fees	1,034	725	3,015	1,464
REIT management fees from RCC	667	866	2,464	3,072
	2,743	2,358	8,424	6,746
Fee income from sponsorship of partnerships, ventures and TIC property interests	106	558	1,769	3,186
Master lease revenues	1,007	964	2,985	2,655
Rental property income and FIN 46-R revenues	1,409	1,842	3,725	3,960
Interest, including accreted loan discount	43	449	450	1,244
Gains and fees on the resolution of loans and other property interests	298	−	976	1,633
Equity in losses of unconsolidated entities	(408)	(545)	(1,068)	(1,007)
Net gain on sales of TIC property interests	−	−	−	373
	$5,198	$5,626	$17,261	$18,790

Costs and expenses:
General and administrative expenses	$2,383	$2,826	$7,631	$8,724
Resource Residential expenses	1,402	862	3,395	2,371
Master lease expenses	1,141	983	3,477	2,893
Rental property and FIN 46-R expenses	895	1,001	2,606	2,476
	$5,821	$5,672	$17,109	$16,464

Revenues – Three and Nine Months Ended June 30, 2009 as Compared to the Three and Nine Months Ended June 30, 2008

Revenues for our real estate operations decreased $428,000 (8%) and $1.5 million (8%) for the three and nine months ended June 30, 2009.  We attribute these decreases primarily to the following:

Management fees

•
a $275,000 and $735,0000 increase, respectively,  in asset management fees due to an increase in the number of funds, programs and joint ventures that we manage by 2 to 20 at June 30, 2009 from 18 at June 30, 2008;

•
a $309,000 and $1.6 million increase, respectively, in fees earned by Resource Residential principally as a result of the increase in the number of properties under management by 8 to 50 at June 30, 2009 from 42 at June 30, 2008; and

•	a $199,000 and $608,000 decrease, respectively, in REIT management fees due principally to lower RCC net income.

Other revenues

•
a $452,000 and $1.4 million decrease, respectively, in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships.  During the three months ended June 30, 2009, we earned a fee from the acquisition of a distressed note with a purchase price of $6.5 million by one of our investment partnerships as compared to two value added properties with an aggregate purchase price of $29.5 million during the three months ended June 30, 2008.  During the nine months ended June 30, 2009, we earned fees from the acquisition of three distressed notes for $25.2 million and six property acquisitions with an aggregate purchase price of $53.1 million, as compared to seven properties with an aggregate purchase price of $89.7 million during the nine months ended June 30, 2008;

•	a $43,000 and $330,000 increase, respectively, in master lease revenues from one TIC property;

•
a $433,000 and $235,000 decrease, respectively, in rental property income and FIN 46-R revenues due to seasonal fluctuations at the Savannah, Georgia hotel we own and the sale of the entire interest in another asset to one of our real estate investment funds;

(Back to Index)

(Baick to Index)

•	a $406,000 and $794,000 decrease, respectively, in interest income attributable to the principal paydown of two loans and the foreclosure of another loan;

•
a $298,000 increase and a $657,000 decrease, respectively, in gains and fees on the resolution of loans and other property interests.  The three months ended June 30, 2009 reflects the $298,000 gain from the reversal of expenses accrued at July 2008 related to a loan resolution. During the nine months ended June 30, 2009, we also received proceeds of $8.7 million from the payoff of one loan, resulting in a gain of $991,000 and also received discounted proceeds of $1.2 million from the payoff of another loan resulting in a loss of $313,000.  During the nine months ended June 30, 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of 19.99% interest in the Savannah hotel resulting in a gain of $612,000.  We also received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000;

•	a $137,000 and $61,000 decrease, respectively, in equity losses of unconsolidated entities; and

•	a $373,000 decrease in net gain on sales of TIC property interests due to the sale of a $50.0 million TIC property during the nine months ended June 30, 2008; there were no TIC sales in fiscal 2009.

Costs and Expenses – Three and Nine Months Ended June 30, 2009 as Compared to the Three and Nine Months Ended June 30, 2008

Costs and expenses of our real estate operations increased by $149,000 (3%) and $645,000 (4%) for the three and nine months ended June 30, 2009.  We attribute these increases primarily to the following:

•	a $443,000 and $1.1 million decrease, respectively, in general and administrative expenses due to a decrease in compensation expense;

•
a $540,000 and $1.0 million increase, respectively, in Resource Residential expenses due to an increase in wages and benefits related to the increase in the number of employees relative to the increase in managed properties;

•	a $158,000 and $584,000 increase, respectively, in master lease expenses from one TIC asset due to turnover costs related to decreased occupancy; and

•
a $106,000 decrease and a $130,000 increase, respectively, in rental and FIN 46-R property expenses.  The decrease for the three months ended June 30, 2009 is due primarily to the sale of the entire interest in one asset to one of the real estate investment funds.  For the nine months ended June 30, 2009, this reduction in expense was more than offset by back taxes due on a property we acquired through foreclosure in Philadelphia.

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

•
Resource Capital Markets, Inc., which, through our registered broker-dealer subsidiary, Chadwick Securities, Inc., acts as an agent in the primary and secondary markets for trust preferred securities of banks, bank holding companies, insurance companies, other financial companies, real estate companies, REITS, and other real estate related companies as well as securities of CDO issuers; and

•
Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary which provides investment management and administrative services to RCC under a management agreement between RCM and RCC.  We discuss RCC in "Results of Operations: Real Estate," above.

(Back to Index)

(Baick to Index)

    The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of June 30, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,631	$	−	$4,631
Apidos	2,596		931	3,527
Ischus	2,293		262	2,555
Resource Europe	422		−	422
Other company-sponsored partnerships	67		−	67
	$10,009		$1,193	$11,202

	As of June 30, 2008
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$5,032	$	−	$5,032
Apidos	2,976		964	3,940
Ischus	5,497		377	5,874
Resource Europe	459		−	459
Other company-sponsored partnerships	70		−	70
	$14,034		$1,341	$15,375

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

In our financial fund management reporting segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored.  These fees vary by CDO issuer, with our annual fees ranging between 0.10% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers.  CDO indentures require certain overcollateralization test ratios, or O/C ratio(s), to be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees are deferred and interest collections from collateral are applied to outstanding principal note balances.

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

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  Although we continue to manage and receive fees from CDO issuers that we formed and sponsored, we do not expect to sponsor any new CDO issuers as a result of current conditions in the global credit markets.  Accordingly, we expect that these management fee revenues will continue to decline.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2008; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Trapeza

We have co-sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.6 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  Additionally, we have invested as a limited partner in each of these limited partnerships.

(Back to Index)

(Baick to Index)

We derive revenues from our Trapeza operations through base and subordinate management and administration fees.  We also receive distributions on amounts we have invested in limited partnerships.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.15% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  These fees are also shared with our co-sponsors.  In 11 CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  Based upon projected cash flows, we expect to be able to receive subordinated management fees from one of these issuers for at least the remainder of fiscal 2009.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in the three and nine months ended June 30, 2009 nor do we expect to receive any such fees in the future.  Incentive management fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all Trapeza partnerships for the first three fiscal quarters of 2009 and expect we will do so for the remaining fiscal quarter of 2009.

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.5 billion in bank loans at June 30, 2009, of which $931.0 million are managed on behalf of RCC through three CDOs issuers.  We sponsored, structured and currently manage one CDO issuer holding $422.2 million in European bank loans at June 30, 2009.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2008 nor in the three and nine months ended June 30, 2009 and do not expect to receive any such fees during the remainder of fiscal 2009.  Incentive management fees are subordinated to debt service payments on the CDOs.

Ischus

We sponsored, structured and currently manage seven CDO issuers for institutional investors, individuals and RCC which hold approximately $2.6 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps, of which $262.4 million is managed on behalf of RCC.  Two of our managed CDO issuers, holding approximately $1.4 billion in real estate ABS, were liquidated during the third fiscal quarter of 2009.  We expect that the reduction of the aggregate principal balance of managed assets as a result of the liquidation of these two CDO issuers will lower our financial fund management revenues in the future.

Through Ischus, we own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships own a portion of the equity interests of three Trapeza CDO issuers and one of the Ischus CDOs.  We also have invested as a limited partner in each of these limited partnerships.

We derive revenues from our Ischus operations through base and subordinated management and administration fees.  We also receive distributions on amounts we invest in the limited partnerships.  Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of the collateral held by the CDO issuer.  In three CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  We no longer expect to receive subordinated management fees from these CDO issuers in the future.  We are also entitled to receive incentive management fees; however, we no longer expect to receive incentive management fees in the future because these fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all SFF partnerships for the first three fiscal quarters of 2009 and expect we will do so for the remaining fiscal quarter of 2009.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage five affiliated partnerships for individual and institutional investors which hold approximately $61.4 million of investment in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as the general partner of these partnerships and may receive a carried interest of up to 20% upon meeting specific investor return rates.

(Back to Index)

(Baick to Index)

In March 2009, we sponsored, structured and currently manage a new affiliated partnership organized as a credit opportunities fund which holds approximately $5.6 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

We previously sponsored, structured and managed another affiliated partnership organized as a hedge fund.  In March 2008, we decided to liquidate this partnership and completed the dissolution and liquidation during the third quarter of fiscal 2009.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Limited and general partner interests:
Fair value adjustments	$263	$(9,674)	$226	$(17,501)
Operations	(12)	341	(64)	2,469
Total limited and general partner interests	251	(9,333)	162	(15,032)

Fund and RCC management fees	4,792	5,208	15,197	18,340
Interest income on loans	−	3,269	6,017	13,719
Earnings from unconsolidated CDOs	324	611	1,074	2,064
Introductory agent and placement fees	1,516	1,751	2,753	1,751
Earnings of SFF partnerships	−	424	158	1,337
Other	1	87	53	483
	$6,884	$2,017	$25,414	$22,662
Costs and expenses:
General and administrative expenses	$4,705	$7,067	$15,471	$19,857
Equity compensation expense - RCC	5	45	6	107
Expenses of SFF partnerships	12	10	55	56
	$4,722	$7,122	$15,532	$20,020

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

Revenues increased $4.9 million (241%) to $6.9 million for the three months ended June 30, 2009.  We attribute the increase to the following:

•	Limited and general partner interests:

-
during the three months ended June 30, 2009 and 2008, we recorded $67,000 and ($8.9 million), respectively, in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements and $196,000 and ($805,000), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships;

-
during the three months ended June 30, 2009 and 2008, we recorded $0 and $475,000, respectively, in revenues (other than fair value adjustments) from our limited and general partner share of operating results of the unconsolidated Trapeza partnerships and ($12,000) and ($134,000), respectively, from our limited and general partner share of operating results of unconsolidated other company-sponsored partnerships.

(Back to Index)

(Baick to Index)

•	a $416,000 decrease in fund and RCC management fees, primarily from the following:

-
a $828,000 net decrease in collateral management fees from our Ischus operations primarily due to a reduction in subordinated management fees as a result of rating agency downgrades which reduced the collateral base upon which the fees are calculated, and the liquidation of two of our CDO issuers during the three months ended June 30, 2009;

-
a $156,000 decrease in management fees from other company-sponsored partnerships primarily due to the liquidation of our previously sponsored hedge fund and a decline in fair values of other company-sponsored partnership investments.  These management fees are net asset based; and

-
a $156,000 decrease in collateral management fees from the European CDO issuer we manage due to a decrease in the euro to dollar exchange rate for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

These decreases were partially offset by:

-
a $286,000 increase in collateral management fees resulting from a full quarter of fees on four bank loan CDO issuers whose management was assumed from an unaffiliated third-party asset manager in May 2008;

-
a $254,000 decrease in our share of expenses for the management of Trapeza Capital Management, LLC and Trapeza Management Group, LLC, primarily due to a decrease in asset management personnel and state taxes; and

-	a $212,000 net increase in senior, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

-
a $690,000 increase in incentive management fees on six CDO issuers.  During the three months ended June 30, 2009 and 2008, we recorded incentive management fees of $0 and $(690,000), respectively.  The loss recorded during the three months ended June 30, 2008 was the result of a discount adjustment applied to the cumulative accrued incentive management fee balance.

This increase was partially offset in part by:

-
a $397,000 decrease in subordinated management fees.  During the three months ended June 30, 2009 and June 30, 2008, we recorded subordinated management fees of $55,000 and $452,000, respectively, on two and 10 CDO issuers, respectively; and

-	a $81,000 decrease in senior management fees as a result of portfolio defaults which reduced our collateral base.

•
a $3.3 million decrease in interest income on loans held for investment by Apidos CDO VI, which we consolidated under FIN 46-R.  As of March 31, 2009, we agreed to sell our interest in Apidos CDO VI.  This transaction settled on May 6, 2009;

•
a $287,000 decrease in earnings from nine unconsolidated CDO issuers we previously sponsored and manage, which we have fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments;

•	a $235,000 decrease in introductory agent and placement fees as a result of the following:

-
during the three months ended June 30, 2009, we received $1.5 million in introductory agent fees earned in connection with 26 trust preferred transactions.  We expect to earn introductory agent fees in the future, which will vary depending upon the terms of the transactions.

-
during the three months ended June 30, 2008, we received $1.8 million in placement fees in connection with four banks and REIT trust preferred transactions.  We do not expect to earn similar fees in the future due to market conditions; and

•
a $424,000 decrease in our earnings of SFF partnerships related to a decrease in earnings from four CDO investments which we had previously fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments.

Revenues - Nine Months Ended June 30, 2009 as Compared to the Nine Months Ended June 30, 2008

Revenues increased $2.8 million (12%) to $25.4 million for the nine months ended June 30, 2009.  We attribute the increase to the following:

•	Limited and general partner interests:

-
during the nine months ended June 30, 2009 and 2008, we recorded $1.6 million (of which $1.8 million primarily was the result of the reduction in our total potential clawback obligation) and ($16.9 million), respectively, in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements and ($1.4 million) and ($552,000), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.  As of December 31, 2008, we had eliminated our future exposure to the Trapeza partnerships; and

(Back to Index)

(Baick to Index)

-
during the nine months ended June 30, 2009 and 2008, we recorded ($4,000) and $2.7 million, respectively, in revenues (other than fair value adjustments) from our limited and general partner share of operating results of the unconsolidated Trapeza partnerships and ($60,000) and ($271,000), respectively, from our limited and general partner share of operating results of unconsolidated other company-sponsored partnerships.

•	a $3.1 million decrease in fund and RCC management fees, primarily from the following:

-	a $2.3 million net decrease in senior, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

-
a $2.4 million decrease in subordinated management fees.  During the nine months ended June 30, 2009 and June 30, 2008, we recorded subordinated management fees of $(293,000) and $2.1 million, respectively, on two and 11 CDO issuers, respectively.  The loss recorded during the nine months ended June 30, 2009 was primarily the result of the write-off of cumulative accrued subordinated management fees on nine CDO issuers; and

-	a $197,000 decrease in senior management fees as a result of portfolio defaults which reduced our collateral base.

These decreases were partially offset by:

-
a $320,000 increase in incentive management fees on six CDO issuers.  During the nine months ended June 30, 2009 and 2008, we recorded incentive management fees of $(57,000) and $(377,000), respectively.  The loss recorded during the nine months ended June 30, 2008 was the result of a discount adjustment applied to the cumulative accrued incentive management fee balance and the remaining accrued balance was written off during the nine months ended June 30, 2009.

-
a $2.6 million net decrease in collateral management fees from our Ischus operations primarily due to a reduction in subordinated management fees as a result of rating agency downgrades which reduced our collateral base and the liquidation of two of our CDO issuers during the nine months ended June 30, 2009;

-
a $416,000 decrease in management fees from other company-sponsored partnerships primarily due to the liquidation of our previously sponsored hedge fund and a decline in fair values of other company-sponsored partnership investments.  These management fees are net asset based; and

-
a $318,000 decrease in collateral management fees from the European CDO issuer we manage due to a decrease in the euro to dollar exchange rate for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.

These decreases were partially offset by:

-
a $1.4 million increase in collateral management fees resulting from a full nine months of fees on four bank loan CDO issuers whose management was assumed from an unaffiliated third-party asset manager in May 2008;

-	a $362,000 increase in RCC management fees and equity compensation, reflecting a $138,000 decrease in management fees offset by a $500,000 increase in equity compensation; and

-
a $745,000 decrease in our share of expenses for the management of Trapeza Capital Management LLC and Trapeza Management Group LLC, primarily due to a decrease in asset management personnel and state taxes.

•	a $7.7 million decrease in interest income on loans held for investment, resulting primarily from the following:

-
a $3.2 million decrease from CDO issuers we consolidated through warehouse facilities for the nine months ended June 30, 2008 including one Apidos and one Resource Europe CDO issuer.  The weighted average loan balance of these CDO issuers was $65.9 million at a weighted average interest rate of 6.31%.  We did not consolidate any CDO issuers through warehouse facilities for the nine months ended June 30, 2009; and

-
a $4.5 million decrease from Apidos CDO VI.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for the nine months ended June 30, 2009 and 2008 were $154.4 million and $207.0 million, respectively, at weighted average interest rates of 4.38% and 6.67%, respectively.  In addition, we recorded $803,000 of accreted loan discount for the nine months ended June 30, 2009. As of March 31, 2009, we agreed to sell our interest in Apidos CDO VI and no longer consolidated it.  This transaction settled on May 6, 2009.

•
a $990,000 decrease in earnings from 12 unconsolidated CDO issuers we previously sponsored and manage.  Through June 30, 2009, we have fully impaired nine CDO investments; the cost-recovery method will be used to realize any future income on these investments;

(Back to Index)

(Baick to Index)

•	a $1.0 million increase in introductory agent and placement fees as a result of the following:

-
during the three months ended June 30, 2009, we received $2.8 million in introductory agent fees earned in connection with 50 trust preferred transactions.  We expect to earn introductory agent fees in the future, which will vary depending upon the terms of the transactions; and

-
during the three months ended June 30, 2008, we received $1.8 million in placement fees in connection with four bank and REIT trust preferred transactions.  We do not expect to earn similar fees in the future due to market conditions.

•
a $1.2 million decrease in the earnings of our SFF partnerships related to a decrease in earnings from four CDO investments which we had previously fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments; and

•	a $430,000 decrease in other income, primarily as a result of a decrease in interest income we earned on the restricted cash balances of Apidos CDO VI.

Costs and Expenses – Three and Nine Months Ended June 30, 2009 as Compared to the Three and Nine Months Ended June 30, 2008

Costs and expenses of our financial fund management operations decreased $2.4 million (34%) and $4.5 million (22%) for the three and nine months ended June 30, 2009, respectively, principally due to the decrease in our general and administrative expenses reflecting our efforts to realign costs with existing operations.  We attribute this decrease for the three and nine months ended June 30, 2009 primarily to the following:

•	a $1.7 million and $2.6 million decrease, respectively, in wages and benefits due to the reduction in asset management and support personnel;

•	a $296,000 and a $1.2 million decrease, respectively, in professional fees, primarily due to a decrease in consulting fees related to our European operations;

•	a $235,000 and $308,000 decrease, respectively, in financial software expenses; and

•	a $106,000 and $289,000 decrease, respectively, in broker fees paid to an affiliated party in connection with our Trapeza operations.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $3.4 million and $11.0 million for the three and nine months ended June 30, 2009, respectively, a decrease of $583,000 and $120,000 as compared to $4.0 million and $11.2 million for the three and nine months ended June 30, 2008, respectively.  Wages and benefits decreased by $432,000 and $217,000 for the three and nine months ended June 30, 2009, respectively.  Included in wages and benefits were termination benefits, principally related to restricted stock awards, of $0 and $605,000 for the three and nine months ended June 30, 2009, respectively.  Excluding such costs, wages and benefits would have decreased by $822,000 for the nine months ended June 30, 2009.  We expect that general and administrative expenses, principally compensation expense, will decrease through the remainder of fiscal 2009.

Provision for Credit Losses

Provision for credit losses was $1.0 million and $5.6 million for the three and nine months ended June 30, 2009, respectively, as compared to $1.6 million and $5.8 million for the three and nine months ended June 30, 2008, respectively, a decrease of $502,000 and $125,000, respectively, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Commercial finance	$621	$711	$3,451	$4,473
Financial fund management	−	839	1,738	1,297
Real estate	427	−	456	−
	$1,048	$1,550	$5,645	$5,770

The continuing and worsening downturn in the economic conditions in the United States generally increases the likelihood that credit problems could occur with our commercial finance assets.  Our provision for credit losses for our commercial finance segment decreased by $90,000 and $1.0 million for the three and nine months ended June 30, 2009, respectively, as compared to the three months and nine months ended June 30, 2008 primarily due to a decrease in the amount of commercial finance assets held for investment, reflecting the sale of LCFF on March 1, 2009.

(Back to Index)

(Baick to Index)

There was no provision for our financial fund management business for the three months ended June 30, 2009 due to the sale in March 2009 of our interest in Apidos CDO VI.  There was a $441,000 increase in the provision for the financial fund management business for the nine months ended June 30, 2009 due to the evaluation of the creditworthiness of the Apidos CDO VI portfolio prior to its sale in March 2009.

We recorded a provision of $427,000 and $456,000 for the three and nine months ended June 30, 2009, respectively, in our real estate business for one of our legacy loans due to a decline in the estimated cash flows from that property.

Depreciation and Amortization

Depreciation and amortization expense was $1.9 million and $5.0 million for the three and nine months ended June 30, 2009, respectively, an increase of $598,000 (46%) and $1.7 million (53%) as compared to $1.3 million and $3.3 million for the three and nine months ended June 30, 2008, respectively.  The increase in depreciation expense relates primarily to acquisitions made by our commercial finance segment in the first nine months of fiscal 2008 for which a full three and nine months of depreciation was recorded for the respective fiscal 2009 periods.  For the three and nine months ended June 30, 2009, depreciation expense on operating leases increased by $323,000 and $771,000, respectively, capital assets increased by $220,000 and $755,000, respectively, and amortization of intangible assets increased by $55,000 and $204,000, respectively,

Interest Expense

Interest expense was $2.6 million and $17.0 million for the three and nine months ended June 30, 2009, respectively, a decrease of $7.1 million (73%) and $22.1 million (57%) as compared to $9.8 million and $39.0 million for the three and nine months ended June 30, 2008, respectively.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Commercial finance	$1,507	$5,229	$8,576	$23,320
Financial fund management	3	3,284	5,012	11,841
Real estate	245	375	719	894
Corporate	879	888	2,650	2,993
	$2,634	$9,776	$16,957	$39,048

Facility utilization (dollars in millions) and interest rates on borrowings were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Commercial finance
Average borrowings	$117.7	$342.6	$222.7	$472.6
Average interest rates	4.9%	6.0%	4.8%	6.5%

Financial fund management
Average borrowings	$ −	$218.0	$145.3	$268.2
Average interest rates	−%	5.9%	4.6%	5.8%

Corporate – secured credit facilities
Average borrowings	$39.5	$63.1	$46.0	$57.6
Average interest rates	8.7%	5.5%	7.4%	6.7%

Interest expense incurred by our commercial finance operations decreased by $3.7 million and $14.7 million for the three and nine months ended June 30, 2009, respectively, due to a decrease in average borrowings of $224.9 million and $249.9 million, respectively, in combination with declining interest rates.  In March 2009, we sold a portion of our interest in LCFF, thereby eliminating $187.6 million of debt.  In November 2007, LEAF acquired $412.5 million portfolio of leases and loans from NetBank.  In the third quarter of fiscal 2008, the leases were sold and the related borrowings were transferred to one of LEAF’s investment funds.

(Back to Index)

(Baick to Index)

Interest expense incurred by our financial fund management operations decreased $3.3 million and $6.8 million for the three and nine months ended June 30, 2009, respectively.  In March 2009, we agreed to sell all of our interest in Apidos CDO VI.  As a result of the sale, we deconsolidated Apidos CDO VI as of March 31, 2009 and therefore there was no interest expense for the quarter on the $218.0 million of senior notes as compared to $3.3 million for the three months ended June 30, 2008.  In addition, in January 2008, we had terminated outstanding warehouse facilities which were previously consolidated under FIN 46-R which reduced our interest expense by $4.8 million for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.

Minority Interest Income (Expense)

Third party interests in our (losses) earnings are recorded as minority interest income (expense).  The following table sets forth certain information relating to the change in minority interest (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
SFF Partnerships (1)	$9	$3,267	$1,541	$2,729
Real estate minority holder (2)	(22)	(50)	(15)	(50)
Commercial finance minority ownership (3)	−	66	−	(1,045)
Commercial finance fund participation (4)	−	(693)	−	(2,214)
Warehouse providers (5)	−	−	−	(97)
	$(13)	$2,590	$1,526	$(677)

(1)	We own a 15% and 36% limited partner interest in the respective SFF partnerships, which invest in the equity of certain of the CDO issuers we have formed.

(2)	In March 2008, we sold a 19.99% interest in a subsidiary that holds a hotel property in Savannah, Georgia to a related party.

(3)
Senior executives of LEAF hold a 14.1% interest in LEAF, reflecting the LEAF stock issued upon the conversion of a note in fiscal 2006 and the issuance of LEAF restricted stock, net of shares repurchased in December 2008.

(4)
In January 2008, LEAF sold a 49% participation interest in its subsidiary that held the portfolio of leases acquired from NetBank to LEAF III.  In April 2008, LEAF sold the remaining 51% interest in the subsidiary to LEAF III.

(5)
Certain warehouse providers were entitled to receive 10% to 15% of the interest spread earned on their respective warehouse facilities which held Apidos and Resource Europe bank loan assets during their accumulation stage.  As of January 2008, all warehouse facilities had been terminated.

Gain (Loss) on Sale of Loans and Investment Securities, Net

In December 2007, we acquired for $21.3 million all of the equity interest of Apidos CDO VI which had issued $218.0 million of senior notes.  In March 2009, in order to reduce our outstanding debt and monetize our investment, we agreed to all the terms and conditions to sell our interest in Apidos CDO VI and assign our investment management responsibilities to the buyer.  This transaction settled on May 6, 2009.  As a result of the sale, we deconsolidated Apidos CDO VI from our consolidated financial statements as of March 31, 2009, recorded a receivable for the proceeds of $7.2 million and recognized a loss of $11.6 million ($7.2 million, net of tax, for the nine months ended June 30, 2009).  We have no further loss exposure with respect to Apidos CDO VI.

During the nine months ended June 30, 2008, we incurred an $17.7 million loss from the sale of loans due to termination in January 2008 of two secured warehouse credit facilities, consolidated under FIN 46-R, for which we had provided limited guarantees.

Impairment Charges on Investment Securities

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions as well as direct and indirect real estate investments, we incurred other-than temporary impairment charges on CDO securities of $8.0 million for the nine months ended June 30, 2009, respectively, an decrease of $161,000 from the $8.1 million of other-than-temporary impairment charges for the nine months ended June 30, 2008, respectively.  Impairments in the nine months ended June 30, 2009 were in CDO securities, primarily those with investments in bank loans ($4.9 million, including $2.0 million in Europe) and financial institutions ($3.1 million).  During the three and nine months ended June 30, 2008, we recorded charges of $7.0 and $8.1 million, respectively, for the other-than-temporary impairment of certain of our investments in CDO issuers, primarily those with investments in financial institutions ($2.1 million and $2.6 million, respectively) and real estate asset-backed securities, including residential mortgage-backed securities and commercial mortgage-backed securities ($4.9 million and $5.5 million, respectively).

(Back to Index)

(Baick to Index)

Other Income, Net

Other income, net, decreased by $117,000 for the three months ended June 30, 2009 to $981,000 as compared to $1.1 million for the three months ended June 30, 2008 primarily due to a $198,000 decline in dividend income from our investment in RCC as well as a $99,000 decline in interest earned on cash and other investments.  Included in other income, net for the three and nine months ended June 30, 2009 is an $180,000 commitment fee earned on a one day loan to our affiliate, RCC.  For the nine months ended June 30, 2009, other income, net, increased by $33,000 to $3.2 million, primarily due to our recognition of four dividend payments on our investment in RCC for the nine months ended June 30, 2009 as compared to three payments for the same period in the prior year, offset in part, by a decline in the interest we earned on cash and other investments.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operation, before taxes) was 93% and 38% for the three and nine months ended June 30, 2009, respectively, as compared to 42% and 39% for the three and nine months ended June 30, 2008, respectively.  The increase in the rate for the three months ended June 30, 2009 reflects to the impact of state tax benefits recorded this fiscal quarter relative to our pre-tax losses.  The decrease in the rate for the nine months ended June 30, 2009 primarily reflects to the reduced impact of permanent items relative to our pre-tax losses.

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

Liquidity and Capital Resources

General.  Since fiscal 2006, our major sources of liquidity have been cash generated by operations, capital provided by the resolution of our real estate legacy portfolio, borrowings under our existing credit facilities, capital raised through our specialized asset management funds and sales of shares we held in TBBK.  We have employed these funds principally to expand our specialized asset management operations, repurchase shares of our common stock and pay dividends to our shareholders.

We have reduced our outstanding borrowings by $372.5 million from $554.1 million at September 30, 2008 to $181.6 million at June 30, 2009.  We were able to deleverage our balance sheet principally through the sales of all of our interest in Apidos CDO VI and a portion of our interest in LCFF.  Additionally, we have received total proceeds of $10.0 million from the resolution of certain of our legacy portfolio assets.  For the remainder of fiscal 2009, we expect to fund our asset management businesses through a combination of cash on hand, cash generated by operations and capital raised through our investment funds.

The following table sets forth our sources and uses of cash (in thousands):

	Nine Months Ended
	June 30,
	2009	2008
(Used in) provided by operating activities of continuing operations	$(33,249)	$79,508
Used in investing activities of continuing operations	(3,126)	(265,867)
Provided by financing activities of continuing operations	39,111	179,523
(Used in) provided by discontinued operations	(165)	9
Increase (decrease) in cash	$2,571	$(6,827)

(Back to Index)

(Baick to Index)

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses, principally wages and benefits.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, our ability to obtain such financing will depend on market conditions which continue to be subject to substantial volatility and significantly reduced credit availability.  If we are unable to obtain investor funds for our investment partnerships, and financing for those partnerships, our ability to expand our management operations, and thus our revenues may be constrained.  Moreover, with respect to our own assets, if we are unable to renew, replace or expand our sources of financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in us incurring losses.

At June 30, 2009, our liquidity consisted of two primary sources:

•	cash on hand of $17.5 million and restricted cash of $3.5 million. The restricted cash includes $2.3 million held in LEAF collection accounts; and

•
available financing, including the following:  $150.0 million under a commercial finance credit facility, net of $130.6 million utilized, for a net availability of $19.4 million, which is limited to funding our commercial finance operations; and $48.2 million under two corporate facilities, net of $34.7 million utilized, for a net availability of $13.5 million, subject to collateral limitations.  As of June 30, 2009, as a result of collateral limitations, availability under our corporate facilities was limited to $542,000.

On May 15, 2009, we amended one of our corporate facilities to (a) extend the maturity until October 15, 2010, (b) reduce the maximum revolving credit facility to $35.0 million from $45.0 million, (c) provide for a monthly principal reduction of $850,000 commencing June 15, 2009 through the maturity date, (d) increase the interest rate on borrowings to the greater of 10.0% or prime plus 5.0% and (e) eliminate the net worth covenant.  In consideration for the modifications to the credit facility, we agreed to pay the lender an extension fee of $1.5 million payable in two installments as follows:  $1.0 million was paid on May 15, 2009 and $500,000 is payable on December 31, 2009 unless the facility has been paid in full and terminated or there has been a default prior to December 31, 2009.  As of June 30, 2009, the borrowings outstanding were $33.9 million and the line was fully utilized.

As of June 30, 2009, maturities of our secured credit facilities for the three months ending September 30, 2009 totaling $133.8 million are scheduled as follows:

•
$130.6 million relates to our secured revolving warehouse credit facility utilized by LEAF, which matured in July 2009.  We have received a two-month extension from the lender of that facility while we negotiate a longer term renewal.  We cannot assure you, however, that we will be able to renew it on acceptable terms or at all; and

•
$3.2 million in pay downs of our corporate credit facilities, of which $577,000 is for one facility which matured in July 2009.  The lender for that facility has granted a one-month extension while we negotiate a longer term arrangement.  We cannot assure you, however, that we will be able to renew it on acceptable terms or at all.

We were in compliance with the debt covenants on our debt facilities at June 30, 2009 and expect to remain in compliance with these covenants in the future.

Capital Requirements

Our capital needs consist principally of funds to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles.  Accordingly, our capital requirements will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.  Our level of activity in making investments will, in turn, depend to a significant extent upon the availability of investor capital.  While we have been able to raise investment capital through our funds, these activities have been constrained by the illiquidity of the credit markets.

(Back to Index)

(Baick to Index)

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2009 (in thousands):

		Payments Due By Period
Contractual obligations:	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other debt (1) (2)	$23,476	$8,611	$12,911	$489	$1,465
Secured credit facilities (1)	165,081	141,377	23,704	−	−
Capital lease obligation	602	286	289	27	−
Operating lease obligations	10,940	2,796	3,972	2,122	2,050
Other long-term liabilities	15,124	3,834	2,322	1,458	7,510
Total contractual obligations	$215,223	$156,904	$43,198	$4,096	$11,025

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2009; Less than 1 year:  $5.6 million; 1-3 years:  $2.0 million; 4-5 years:  $267,000; and after 5 years: $1.6 million.

(2)	Includes a $7.5 million promissory note due to RCC which was fully repaid on August 3, 2009.

		Amount of Commitment Expiration Per Period
Other commercial commitments:	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Guarantees	$4,287	$4,287	$	−	$	−	$	−
Standby letters of credit	246	246		−		−		−
Other commercial commitments	596,534	107,014		10,491		58,370		420,659
Total commercial commitments	$601,067	$111,547		$10,491		$58,370		$420,659

Real estate carveouts.  TIC investment programs and real estate partnerships obtain senior lien financing with respect to certain acquired properties, on a non-recourse basis, with the lender’s remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, which we have guaranteed (“carveouts”).  These carveouts relate to a total of $596.5 million in financing and expire as the related indebtedness is paid down over the next ten years.  As of June 30, 2009, we do not believe it is probable that any payments will be required under any of these carveouts and, accordingly, no liabilities for these obligations have been recorded in our consolidated financial statements.  To date, we have not been required to make any carveout payments.

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

Our wholly owned broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of ours who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital, as defined.  As applied to Chadwick, the rule required net capital of $100,000 and $71,000 as of June 30, 2009 and September 30, 2008 respectively.  As of June 30, 2009 and September 30, 2008, Chadwick’s net capital was $799,000 and $547,000, respectively, which exceeded the minimum requirements by $699,000 and $476,000, respectively.

Financial Fund Management Clawbacks.  Two of the financial fund management investment partnerships have incentive distributions (carried interests) that are subject to a potential clawback to the extent that such distributions exceed cumulative net profits, as defined in the respective partnership agreements.  At March 31, 2009, we reduced our total potential clawback obligation by $1.7 million.  At June 30, 2009, based upon the evaluation of current information, we further reduced our total potential clawback obligation by $133,000 ($5.7 million at June 30, 2009 from $7.5 million at September 30, 2008) in the consolidated statements of operations as an adjustment to financial fund management revenues.  The estimated liability is included in accrued expenses and other liabilities in the consolidated balance sheets.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

(Back to Index)

(Baick to Index)

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

As of June 30, 2009, the fair values of our financial assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities available-for-sale		$7,266	$	−		$8,258	$15,524
Total assets at fair value		$7,266	$	−		$8,258	$15,524

Liabilities:
Interest rate swaps	$	−		$552	$	−	$552
Total liabilities at fair value	$	−		$552	$	−	$552

The following table presents additional information about assets which are measured at fair value on a recurring basis for which we utilized Level 3 inputs to determine fair value (in thousands):

Level 3
Beginning balance, October 1, 2008	$10,153
Realized losses – impairment charges on investment securities included in operations	(7,962)
Purchases, sales, issuances, and settlements, net	(536)
Change in unrealized losses – included in accumulated other comprehensive loss	6,603
Ending balance, June 30, 2009	$8,258
(Back to Index)

(Baick to Index)

The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at June 30, 2009 (in thousands):

	Level 1		Level 2		Level 3	Total
Investments in commercial finance − held for sale	$	−	$	−	$137,928	$137,928
Total	$	−	$	−	$137,928	$137,928

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

It is impractical to determine the fair values of its investments in real estate loans because each loan is a unique transaction involving a discrete property.  However, we believe the carrying amounts of the loans are reasonable estimates of their fair value considering the nature of the loans and the estimated yield relative to the risks involved.

It is also impracticable for us to estimate the fair value of our commercial finance notes receivable.  They comprise a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized.  Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations.  Value received in a fair market sale of a transaction would be based on the terms of the sale, the buyer's and our views of economic and industry conditions, the buyer's and our tax considerations, and other factors.

The fair value of certain financial instruments is as follows (in thousands):

	June 30, 2009				September 30, 2008
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets (1)
Loans held for investment	$	−	$	−	$219,664	$190,233
Interest rate caps agreements		−		−	763	763
	$	−	$	−	$220,427	$190,996
Borrowings (2)
Secured warehouse debt	$	−	$	−	$213,321	$213,321
Commercial finance debt		130,600		130,600	269,319	269,319
Real estate debt		13,272		13,272	13,967	13,967
Other debt		37,742		37,742	57,452	57,452
		$181,614		$181,614	$554,059	$554,059
Liabilities (3)
Interest rate swap contracts		$552		$552	$4,244	$4,244

(1)	The fair value of interest rate cap agreements are included in other assets

(2)
The carrying value of our floating rate debt approximates its fair value because of its short-term maturity and the variable interest rates in the debt agreements.  The carrying value of our fixed rate debt approximates its fair value due to our recent issuance.

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

(Baick to Index)

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

The following analyzes the potential impact on our earnings, cash flows and financial position of a hypothetical change in market risk factors as of June 30, 2009.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

We hold commercial finance assets for sale which are comprised of loans and leases at fixed rates of interest.  These assets are generally sold to our leasing investment partnerships at fair value, generally within three to nine months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  To finance these assets, we have a $150.0 million variable rate revolving warehouse credit facility with a group of banks led by National City Bank, which had an outstanding balance of $130.6 million at June 30, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 1.5%, or (ii) the prime rate.  We have entered into a $75.0 million interest rate swap agreement in order to mitigate the effect of fluctuations in LIBOR on this facility.  A hypothetical 10% change in LIBOR for the portion that is not covered by the interest rate swap would change our annual interest expense by $165,000.

The fair value of our interest rate swap agreement was $552,000 at June 30, 2009 and is reflected in accrued expenses and other liabilities on our consolidated balance sheet.  A hypothetical increase in interest rates by 1% would increase the value of these agreements, and correspondingly, reduce the liability balance by $61,000.  A decrease in the interest rate by 1% would decrease the value of the swap agreements, and correspondingly, increase the liability balance by $30,000.

Portfolio Loans and Related Senior Liens.  As of June 30, 2009, we believe that the loan held in our legacy portfolio that is subordinate to senior liens is not sensitive to changes in interest rates since:

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

Other Loans.  A mortgage that we consolidated as of June 30, 2009 as a result of FIN 46-R is at a fixed interest rate and, therefore, is not subject to interest rate fluctuations.

Other

At June 30, 2009, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $46.0 million for the nine months ended June 30, 2009 at an effective interest rate of 7.4%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $220,000.

(Back to Index)

(Baick to Index)

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

Internal Financial Control

There has been no change in our internal control over financial reporting that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.                      EXHIBITS

Exhibits No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
10.1	Sixth Amendment, dated March 26, 2009, to Loan and Security Agreement dated as of May 24, 2007 by and between Resource America, Inc. and TD Bank, N.A. (successor by merger to Commerce Bank, N.A.).(2)
10.2	Seventh Amendment, dated May 15, 2009, to Loan and Security Agreement dated as of May 24, 2007 by and between Resource America, Inc. and TD Bank, N.A. (successor by merger to Commerce Bank, N.A.).(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 27, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(Back to Index)

(Baick to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 6, 2009	By: /s/ Steven J. Kessler
STEVEN J. KESSLER
Executive Vice President and Chief Financial Officer

Date: August 6, 2009	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer