Form 10-Q
period 2009-12-31
RESOURCE AMERICA INC
filed 2010-02-09
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock on February 2, 2010 was 18,686,771 shares.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2009	2009
	(unaudited)	(as revised)
ASSETS
Cash	$8,409	$26,197
Restricted cash	2,231	2,741
Receivables	852	1,358
Receivables from managed entities and related parties, net	61,249	55,047
Investments in commercial finance - held for investment, net	1,776	2,429
Investments in commercial finance - held for sale, net	132,621	142,701
Investments in real estate, net	27,631	27,313
Investment securities available-for-sale, at fair value	20,022	19,500
Investments in unconsolidated entities	14,420	16,241
Property and equipment, net	12,689	13,435
Deferred tax assets	45,552	45,656
Goodwill	7,969	7,969
Intangible assets, net	3,441	3,637
Other assets	11,738	11,616
Total assets	$350,600	$375,840

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$32,107	$40,986
Payables to managed entities and related parties	245	1,284
Borrowings	174,030	191,383
Deferred tax liabilities	2,046	2,046
Total liabilities	208,428	235,699

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 27,761,974 and 27,757,849 shares issued, respectively (including nonvested restricted stock of 531,603 and 552,461, respectively)	272	272
Additional paid-in capital	279,689	277,944
Accumulated deficit	(22,040)	(22,471)
Treasury stock, at cost; 9,193,728 and 9,213,665 shares, respectively	(100,150)	(100,367)
Accumulated other comprehensive loss	(15,517)	(15,560)
Total stockholders’ equity	142,254	139,818
Noncontrolling interests	(82)	323
Total equity	142,172	140,141
Total liabilities and equity	$350,600	$375,840

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2009	2008
REVENUES:		(as revised)
Real estate	$6,947	$6,890
Commercial finance	8,823	15,151
Financial fund management	9,652	9,919
	25,422	31,960
COSTS AND EXPENSES:
Real estate	4,727	5,918
Commercial finance	4,575	7,449
Financial fund management	4,704	5,728
General and administrative	3,432	4,008
Loss (gain) on sales of leases and loans	582	(233)
Provision for credit losses	776	3,744
Depreciation and amortization	2,206	1,547
	21,002	28,161
OPERATING INCOME	4,420	3,799

OTHER (EXPENSE) INCOME:
Impairment losses on investment securities	(929)
Recognized in other comprehensive loss	929
Net impairment losses recognized in earnings	−	(4,923)
Interest expense	(3,817)	(8,399)
Other income, net	570	1,699
	(3,247)	(11,623)
Income (loss) from continuing operations before taxes	1,173	(7,824)
Income tax provision (benefit)	585	(4,146)
Income (loss) from continuing operations	588	(3,678)
Income from discontinued operations, net of tax	−	75
Net income (loss)	588	(3,603)
Add: Net loss attributable to the noncontrolling interests	383	383
Net income (loss) attributable to common shareholders	$971	$(3,220)

Basic income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.18)
Discontinued operations	−	−
Net income (loss)	$0.05	$(0.18)
Weighted average shares outstanding	18,689	18,221
Diluted income (loss) per share attributable to common shareholders:
Continuing operations	$0.05	$(0.18)
Discontinued operations	−	−
Net income (loss)	$0.05	$(0.18)
Weighted average shares outstanding	18,962	18,221

Dividends declared per common share	$0.03	$0.07

Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of tax	$971	$(3,295)
Discontinued operations, net of tax	−	75
Net income (loss)	$971	$(3,220)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED DECEMBER 31, 2009
(in thousands)
(unaudited)

	Attributable to Common Shareholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Comprehensive Income (Loss)
Balance at October 1, 2009	$272	$277,944	$(22,471)	$(100,367)	$(15,560)	$139,818	$323	$140,141
Net income attributable to common shareholders	-	−	971	-	-	971	−	971	$971
Loss attributable to noncontrolling interests	-	−	-	-	-	-	(383)	(383)	(383)
Issuance of warrants in the senior note offering	-	1,042	-	-	-	1,042	-	1,042	−
Treasury shares issued	-	(132)	-	217	-	85	−	85	−
Equity-based awards	-	835	-	-	-	835	11	846	−
Cash dividends	-	-	(540)	-	-	(540)	−	(540)	−
Other comprehensive income (loss)	-	-	-	−	43	43	(33)	10	10
Balance at December 31, 2009	$272	$279,689	$(22,040)	$(100,150)	$(15,517)	$142,254	$(82)	$142,172	$598

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common shareholders	$971	$(3,220)
Adjustments to reconcile net income (loss) attributable to common shareholders to net cash used in operating activities:
Net impairment losses recognized in earnings	−	4,923
Depreciation and amortization	3,173	2,011
Provision for credit losses	776	3,744
Equity in (earnings) losses of unconsolidated entities	(3,405)	314
Distributions from unconsolidated entities	1,176	1,548
Loss (gain) on sale of leases and loans	582	(233)
Gain on sale of assets	(244)	(3)
Deferred income tax provision (benefit)	34	(1,084)
Equity-based compensation issued	1,120	1,204
Equity-based compensation received	(375)	(103)
Decrease (increase) in commercial finance investments − held for sale	8,386	(23,443)
Change in operating assets and liabilities	(13,431)	(2,441)
Net cash used in operating activities	(1,237)	(16,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(118)	(127)
Purchase of commercial finance assets held for investment	−	(41,942)
Payments received on sale of commercial finance assets − held for investment	−	13,881
Purchase of loans and investments	(1,640)	(11,244)
Proceeds from sale of loans and investments	2,274	3,419
Principal payments received on loans	−	2,024
Other	(412)	(3,320)
Net cash provided by (used in) investing activities	104	(37,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	45,701	163,095
Principal payments on borrowings	(62,326)	(108,601)
Dividends paid	(540)	(1,234)
Decrease in restricted cash	510	2,268
Purchase of subsidiary stock held by a noncontrolling stockholder	−	(264)
Net cash (used in) provided by financing activities	(16,655)	55,264
(Decrease) increase in cash	(17,788)	1,172
Cash at beginning of year	26,197	14,910
Cash at end of period	$8,409	$16,082

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(unaudited)

NOTE 1 – MANAGEMENT’S OPINION REGARDING INTERIM FINANCIAL STATEMENTS

Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, commercial finance and financial fund management operating segments.  As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund.  The Company limits its investment entities to investment areas where it owns existing operating companies or has specific expertise.  The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RCC”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”).

The consolidated financial statements and the information and tables contained in the notes thereto as of December 31, 2009 and for the three months ended December 31, 2009 and 2008 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“fiscal 2009”).  The results of operations for the three months ended December 31, 2009 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2010 (“fiscal 2010”).

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

Variable interests in the Company’s real estate segment relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of December 31 and September 30, 2009, the Company had two such interests, respectively, wherein the Company was deemed to be the primary beneficiary of the VIE and the entities were included in the consolidated financial statements.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Investments in Unconsolidated Entities

The Company accounts for the investments it has made in the real estate, commercial finance and financial fund management investment entities it has sponsored and manages under the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.

Real estate. The Company has sponsored and manages eight real estate limited partnerships, five limited liability companies and seven tenant in common (“TIC”) property interest programs that invest in multifamily residential properties.  The Company’s combined interests in these investment entities range from approximately 5% to 11%.  In addition, the Company has filed a registration statement with the SEC for Resource Real Estate Opportunity REIT, Inc. which will seek to obtain up to $750.0 million in investor funding.

Commercial finance.  The Company has interests in four company-sponsored and managed commercial finance investment partnerships, one of which closed its offering as of October 2009.  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 6%.

Financial fund management.  The Company has general and limited partnership interests in five company-sponsored and managed partnerships that invest in regional banks.  The Company’s combined general and limited partnership interests in these partnerships range from approximately 5% to 10%.  The Company also manages and has a combined 10% general and limited partnership interest in an affiliated partnership organized as a credit opportunities fund that invests in bank loans and high yield bonds.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period.  The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts on management fees, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill.  The financial fund management segment makes assumptions in determining the fair value of its investments in securities available-for-sale and in estimating the liability, if any, for clawback provisions on certain of its partnership interests.  The Company used assumptions, specifically inputs into the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the 12% senior notes it issued in September and October 2009 (“Senior Notes”) and related warrants.  Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the fiscal 2009 consolidated financial statements to conform to the fiscal 2010 presentation.  Minority interests, previously classified as a liability, are now presented as noncontrolling interests as a separate component of equity.  In addition, minority interest expense of $383,000 (net of tax benefit of $431,000) for the three months ended December 31, 2008 has been reclassified as noncontrolling interests, net of tax.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary cash investments and restricted cash.  The Company places its temporary cash and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At December 31, 2009, the Company had $11.1 million in deposits at various banks (excluding restricted cash), of which $7.5 million was over the temporary insurance limit of the Federal Deposit Insurance Corporation of $250,000 through December 31, 2013.  No losses have been experienced on such investments.

In addition, the Company’s receivables from managed entities are comprised of unsecured amounts due from entities which the Company has sponsored and manages.  The Company evaluates the collectability of these receivables and records a present value discount in the event the entities are unable to repay the Company in the near term.  In the event that any of these entities fail, the corresponding receivable balance would be at risk.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
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

Direct financing leases.  Certain of the Company’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases).  Such leases transfer substantially all of the benefits and risks of equipment ownership to the customer.  The Company’s investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income.  Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.  Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.  The Company discontinues recognizing revenue for lease and loans for which payments are more than 90 days past due.  Fees from delinquent payments are recognized when received.

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

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the first quarter of fiscal 2010.

Future payment card receivables.  Merit Capital Advance (“Merit”), a subsidiary of the Company, provides capital advances to small businesses based on future credit card receipts.  Merit is no longer originating any new business and collection of the remaining receivables are not reasonably estimable.  Accordingly, these future credit card receivables are being accounted for on the cost recovery method whereby income is not recognized until the basis of the receivable has been fully recovered.

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

Investments in commercial finance assets - held for sale.  Commercial finance assets, which the Company does not have the intent to hold until maturity, are classified as investments in commercial finance assets held for sale.  These investments, which primarily consist of loans and direct financing leases, are carried at the lower of cost or fair value.  Cost basis includes deferred origination fees and costs.  Fair value is determined based upon discounted cash flow models.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Investments in Real Estate

Included in investments in real estate are loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff.  These loans are reflected as the amount of unpaid principal, reduced by unearned income and any allowance for credit losses.  Interest on these loans is calculated based upon the principal amount outstanding.  The Company ceases to accrue interest on a real estate loan when it believes that, after considering economic factors, business conditions and collection efforts, the borrower’s financial condition is such that collection of interest is doubtful.

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as either (i) management believes that contractual debt service payments will not be met; (ii) the loan becomes 90 days delinquent; or (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment.  While on non-accrual status, the Company only recognizes interest income when payments are received.

The Company maintains an allowance for credit losses at a level deemed sufficient to absorb probable losses.  The Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of real estate loans.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company reviews all credits on a quarterly basis and continually monitors collections and payments from its borrowers and maintains an allowance for credit losses based upon its historical experience and its knowledge of specific borrower collection issues.  The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.  Such allowance can be either specific to a particular loan or general to all loans.

Investment Securities Available-for-Sale

The Company’s investment securities available-for-sale, including its investments in the collateralized debt obligation (“CDO”) issuers it has sponsored, are carried at fair value.  The fair value of these CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimation due to the lack of market activity and unobservable pricing inputs.  The Company’s investments in affiliates, including holdings in The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and RCC, are valued at the closing price of the respective stock.  The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, are reported through accumulated other comprehensive loss.  Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in net income (loss).

The Company recognizes a realized loss when it is probable there has been an adverse change in the security holder’s estimated cash flow from what was previously projected.  The security is then written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the consolidated statements of operations as a reduction of current earnings.  The cost basis adjustment for other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.

Periodically, the Company reviews the carrying value of its available-for-sale securities.  If the Company deems an unrealized loss to be other-than-temporary, it will record an impairment charge.  The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the Company’s intent and ability to hold the investment until the value recovers.  When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, the cost of the investment is written down to fair value and the unrealized loss is transferred from accumulated other comprehensive income to the consolidated statements of operations as a reduction in current earnings.

The Company recognizes dividend income on its securities classified as available-for-sale on the ex-dividend date.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Goodwill

Goodwill and other intangible assets with indefinite lives are not amortized.  Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred.  Goodwill is tested at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company utilizes the discounted cash flow approach to estimate the fair value of its reporting unit for its impairment review of goodwill.  The discounted expected cash flow approach requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  These assumptions are based on the current economic environment and credit market conditions.

The Company’s commercial finance operating segment has goodwill of $8.0 million which is tested annually in May for impairment.  Due to the potential impact of the economic recession and the scarcity of debt financing in the marketplace, the Company performed an interim assessment of its goodwill for impairment as of September 30, 2009 at the commercial finance reporting unit level.  Based on a third-party valuation as well as test results that were internally generated, the Company concluded that there was no impairment of its goodwill at the interim date of September 30, 2009.  Additionally, management concluded that there were no triggering events during the three months ended December 31, 2009.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective
The Financial Accounting Standards Board (“FASB”) has issued the following accounting standard which is not yet effective for the Company as of December 31, 2009:

Consolidations.  In June 2009, the FASB issued guidance which requires a qualitative approach to identifying a controlling financial interest in an entity, an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  The FASB also issued guidance which eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures.  This guidance is effective for the Company beginning October 1, 2010.

The Company is still evaluating the impact this guidance will have on its consolidated financial position, results of operations and cash flows.

Newly Adopted Accounting Principles
The Company adopted the following accounting standards during the first quarter of fiscal 2010:

Participating Securities.  In June 2008, the FASB issued guidance which requires nonvested equity awards that are participating securities prior to vesting to be included in the earnings allocation in computing earnings per share.  All prior-period earnings per share data presented have been adjusted accordingly.

Noncontrolling Interests.  In December 2007, the FASB established accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company has accordingly reclassified its minority interest as a noncontrolling ownership interest in the consolidated entity and reported it as a component of equity in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Recent Accounting Standards  − (continued)

In addition, the standard requires that losses are to be attributed to the noncontrolling interest, even when the carrying value of the noncontrolling interest has been reduced to zero.  Accordingly, for the three months ended December 31, 2009, the Company attributed $378,000 (net of tax of $271,000) of losses related to its commercial finance and financial fund management operations to the noncontrolling interests.  If the Company had not followed the new guidance, net loss attributable to the noncontrolling interests, net income and per share amounts attributable to common shareholders would have been as follows (in thousands, except per share amounts):

Three Months Ended
December 31,
2009
Net income	$588
Net loss attributable to the noncontrolling interests	5
Net income attributable to common shareholders	$593
Basic earnings per common share:
Continuing operations	$0.03
Net income	$0.03
Weighted average shares outstanding	18,689
Diluted earnings per common share:
Continuing operations	$0.03
Net income	$0.03
Weighted average shares outstanding	18,962

The adoption of these standards, other than noncontrolling interests as noted above, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands):

	Three Months Ended December 31,
	2009	2008
Cash paid during the period for:
Interest	$2,903	$7,057
Income taxes	404	12

Non-cash activities include the following:
Fair value of warrants recorded as a discount to the Senior Notes	2,339	−
Transfer of commercial finance assets held for investment to held for sale	−	36,916

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 4 – INVESTMENTS IN COMMERCIAL FINANCE

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	December 31, 2009			September 30, 2009
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Loans (1)	$447	$42,247	$42,694	$385	$60,441	$60,826
Direct financing leases, net	1,050	75,469	76,519	1,480	72,236	73,716
Future payment card receivables, net	2,956	−	2,956	3,774	−	3,774
Assets subject to operating leases, net (2)	63	14,905	14,968	−	10,024	10,024
Allowance for credit losses	(2,740)	−	(2,740)	(3,210)	−	(3,210)
Investments in commercial finance, net	$1,776	$132,621	$134,397	$2,429	$142,701	$145,130

(1)	The interest rates on loans generally range from 8% to 15%.

(2)
Net of accumulated depreciation of $1.3 million and $737,000 for commercial finance assets held for sale as of December 31 and September 30, 2009, respectively, and $37,000 and $0 for commercial finance assets held for investment as of December 31 and September 30, 2009, respectively.

The components of direct financing leases are as follows (in thousands):

	December 31, 2009			September 30, 2009
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$1,306	$88,468	$89,774	$1,959	$84,534	$86,493
Initial direct costs, net of amortization	7	1,201	1,208	6	1,157	1,163
Unguaranteed residuals	18	4,002	4,020	17	3,376	3,393
Security deposits	−	(198)	(198)	(87)	(69)	(156)
Unearned income	(281)	(18,004)	(18,285)	(415)	(16,762)	(17,177)
Investments in direct financing leases, net	$1,050	$75,469	$76,519	$1,480	$72,236	$73,716

The following table summarizes the activity in the allowance for credit losses for commercial finance assets held for investment (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Balance, beginning of period	$3,210	$1,750
Provision for credit losses	776	1,977
Charge-offs	(1,246)	(762)
Recoveries	−	5
Balance, end of period	$2,740	$2,970

Leases and loans on non-accrual status as of December 31, 2009 and September 30, 2009 totaled $1.6 million and $1.9 million, respectively.  Future payment card receivables on non-accrual, which were fully reserved against, totaled $2.2 million and $2.6 million as of December 31 and September 30, 2009, respectively.  The Company determined that the amount and timing of future cash collections on the remaining $736,000 of the future payment card receivables at December 31, 2009 was not reasonably estimable and, therefore, accounts for these receivables on the cost recovery method.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)
NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the Company’s investments in real estate (in thousands):

	December 31,	September 30,
	2009	2009
Real estate loans:
Balance, beginning of year	$4,447	$17,413
Collection of principal	−	(9,373)
Foreclosure	−	(2,837)
Interest received	−	(1,249)
Accreted and accrued interest income	43	493
Balance, end of year	4,490	4,447
Less allowance for credit losses	(1,585)	(1,585)
Real estate loans, net	2,905	2,862
Real estate:
Ventures	8,669	8,189
Owned, net of accumulated depreciation of $3,405 and $3,212	16,057	16,262
Total real estate	24,726	24,451
Investments in real estate, net	$27,631	$27,313

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Balance, beginning of period	$1,585	$1,129
Provision for credit losses	−	29
Balance, end of period	$1,585	$1,158

The Company had a $1.6 million loan which was on non-accrual status and was fully reserved for at December 31 and September 30, 2009.  The amount of interest foregone on this non-accrual loan for the three months ended December 31, 2009 and 2008 was $24,000 and $23,000, respectively.

NOTE 6 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009:
CDO securities	$9,881	$641	$(1,416)	$9,106
Equity securities	30,749	22	(19,855)	10,916
Total	$40,630	$663	$(21,271)	$20,022

September 30, 2009:
CDO securities	$9,777	$268	$(1,800)	$8,245
Equity securities	30,180	−	(18,925)	11,255
Total	$39,957	$268	$(20,725)	$19,500

The CDO securities represent the Company’s retained equity investments in six CDO issuers that it has sponsored and manages.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations, which accordingly, impact their fair value.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 6 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (continued)

The Company holds 2.2 million shares of RCC common stock and options to acquire and additional 2,166 shares (exercise price of $15.00 per share).  The Company holds 18,972 shares of TBBK common stock.  These investments are pledged as collateral on the Company’s secured corporate credit facilities.

Unrealized losses along with the related fair value aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2009:
CDO securities	$	−	$	−	−	$3,907	$(1,416)	2
Equity securities		−		−	−	10,786	(19,855)	1
Total	$	−	$	−	−	$14,693	$(21,271)	3

September 30, 2009:
CDO securities	$	−	$	−	−	$7,111	$(1,800)	4
Equity securities		−		−	−	11,255	(18,925)	1
Total	$	−	$	−	−	$18,366	$(20,725)	5

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

Realized losses.  During the three months ended December 31, 2008, the Company recorded charges of $4.9 million for the other-than-temporary impairment of certain of its investments in CDOs, primarily those with investments in financial institutions and real estate asset-backed securities (“ABS”), including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”).  The Company did not record any such charges during the three months ended December 31, 2009.

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table details the Company’s investments in unconsolidated entities, including the range of partnership interests owned (in thousands, except percentages):

	December 31,	September 30,
	2009	2009	Partnership Interests
Real estate investment entities	$8,889	$11,918	5% to 11%
Financial fund management partnerships	3,952	3,429	5% to 10%
Commercial finance investment entities	673	−	1% to 6%
Trapeza entities	906	894	33% to 50%
Total investments in unconsolidated entities	$14,420	$16,241

Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 16).  The general partner of those entities is owned equally by the Company and its co-managing partner.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 8 – VARIABLE INTEREST ENTITIES

Consolidated VIEs

The following table reflects the assets and liabilities of the real estate VIEs that were included in the Company’s consolidated balance sheets (in thousands):

	December 31,	September 30,
	2009	2009
Cash	$11	$42
Property and equipment, net	2,807	2,868
Other assets	61	373
Total assets	$2,879	$3,283

Accrued expenses and other liabilities	$120	$170
Borrowings	1,013	1,057
Total liabilities	$1,133	$1,227

VIE Previously Not Consolidated

On December 1, 2009, the Company sold its interests in VIP Borrower (an unconsolidated VIE that held the Company’s interests in a real estate joint venture) to RCC at its book value.  The Company retained its management of the joint venture assets and will continue to receive fees in connection with the acquisition, investment management and disposition of new assets acquired by the joint venture.

NOTE 9 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31,		September 30,
	2009		2009
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Secured revolving credit facility:
PNC Bank	$125,000	$124,900	$136,500

Corporate:
Secured revolving credit facilities:
TD Bank	$18,835	18,835	26,502
Sovereign	577	577	577
	$19,412	19,412	27,079

Senior Notes (1)		13,151	10,629

Other debt		16,567	17,175
Total borrowings outstanding		$174,030	$191,383

(1)
The Company’s outstanding Senior Notes are reflected net of an unamortized discount ($5.7 million and $4.9 million at December 31 and September 30, 2009, respectively) related to the fair value of the detachable warrants issued with the notes.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 9 – BORROWINGS − (continued)

Commercial Finance – Secured revolving credit facility.

PNC, N.A. (“PNC Bank”).  LEAF Financial Corporation, the Company’s commercial finance subsidiary (“LEAF”), has a revolving warehouse credit facility with a group of banks led by PNC Bank.  The facility is non-recourse to the Company.  On January 29, 2010, the facility was amended to extend its maturity to March 31, 2010 to provide additional time for the negotiation of a new longer-term facility.  The amendment reduced the maximum credit facility amount to $107.5 million on February 26, 2010 and to $100.0 million on March 24, 2010, expands the collateral for borrowings to include all commercial finance assets, adds another subsidiary as guarantor, and alters certain covenants.

The PNC Bank facility was previously amended in November 2009 to reduce the facility from $150.0 million to $125.0 million at December 31, 2009 and to $115.0 million by January 19, 2010, which was accomplished by the Company.  The amendment also increased the interest rate on base rate borrowings to the base rate plus 4% and on LIBOR-based borrowings to LIBOR plus 5%, reduced the advance rate and altered certain covenants.  The base rate is the higher of (i) the prime rate or (ii) the Federal Funds Rate plus 0.5%, and (iii) LIBOR plus 1%.

Weighted average borrowings for the three months ended December 31, 2009 and 2008 were $136.5 million and $142.5 million, respectively, at an effective interest rate of 5.7% and 5.2%, respectively.

Corporate − Secured Revolving Credit Facilities

TD Bank, N.A. (“TD Bank”).  In November 2009, the revolving credit facility with TD Bank facility was amended primarily to (i) extend the maturity date of the facility for an additional year to October 15, 2011, (ii) decrease the borrowing base to $20.0 million as of November 6, 2009, (iii) reduce the interest rate on the loan to (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5% and (iii) reduce the monthly reduction in maximum credit facility amount from $850,000 to $150,000 per month.  The amendment requires the Company to further reduce the maximum revolving credit amount to $15.0 million as of June 30, 2010.  In consideration for these modifications, the Company paid a fee of $345,000 to the lender.  Weighted average borrowings for the three months ended December 31, 2009 and 2008 were $21.6 million and $43.6 million, respectively, at an effective interest rate of 11.2% and 5.9%, respectively.  The line was fully utilized at December 31 and September 30, 2009.

Sovereign Bank.  The Company’s revolving line of credit with Sovereign Bank was extended to February 28, 2010 when the $577,000 of outstanding borrowings is required to be repaid.  Outstanding borrowings are charged interest at the prime rate and are secured by certain investment securities available-for-sale.  Weighted average borrowings for the three months ended December 31, 2009 and 2008 were $577,000 and $6.9 million, respectively, at an effective interest rate of 3.3% and 4.9%, respectively.

Corporate – Senior Notes

On October 6, 2009, the Company completed a private offering to certain senior executives and shareholders of the Company with the sale of an additional $3.2 million aggregate principal amount of its Senior Notes due 2012 and 5-year detachable warrants to purchase 637,255 shares (at $5.10 per share) with the same terms as the original issue made in September 2009.  In total, the Company sold $18.8 million of Senior Notes with detachable warrants to purchase 3,690,195 shares. The Senior Notes require quarterly payments of interest in arrears on March 31, June 30, September 30 and December 31 each year, beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  As required by the TD Bank credit agreement, the Company paid down outstanding borrowings on the TD facility with $5.6 million of proceeds from the offering.  In addition, until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.

The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values.  The Company used a Black-Scholes pricing model to calculate the fair value of the warrants at $4.9 million for the first issuance and $1.0 million for the subsequent issuance.  The model included assumptions regarding the Company’s dividend yield (2.3%), stock price volatility (44.1%) risk-free interest rate (2.3%) and expected life of three years.  The Company accounted for the warrants as an increase to additional paid in capital with an offsetting discount to the Senior Notes.  The discount is being amortized into interest expense over the 3-year term of the Senior Notes using the effective interest method.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 9 – BORROWINGS − (continued)

Debt repayments.  Annual principal payments on the Company’s aggregate borrowings over the next five years ending December 31, and thereafter, are as follows (in thousands):

2010	$132,054
2011	26,663
2012	19,100
2013	278
2014	231
Thereafter	1,373
$179,699

Covenants

The Company’s debt agreements are subject to certain financial covenants, described below, which are customary for the type and size of its related debt facilities.  The Company was in compliance with all of its debt covenants as of December 31, 2009.

Debt covenants for the commercial finance secured revolving credit facility include minimum tangible net worth, maximum leverage and interest coverage ratios.  The minimum tangible net worth covenants measure the Company’s and LEAF’s equity as adjusted for intangibles and components of accumulated other comprehensive income related to hedge accounting as well as intercompany debt.  The maximum leverage covenants restrict the amount LEAF can borrow based on a ratio of its total debt to net worth.

Debt covenants for the corporate secured revolving credit facilities include consolidated tangible net worth, and debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can borrow based on a ratio of recourse debt compared to net worth.  The consolidated tangible net worth covenant measures the Company’s total assets reduced by intangibles, including goodwill and liabilities.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Company include primarily changes in the fair value, net of tax, of its investment securities available-for-sale and hedging contracts.  Other comprehensive income (loss) also includes the Company’s share of unrealized losses on hedging contracts held by the commercial finance investment partnerships.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 10 – COMPREHENSIVE INCOME (LOSS) – (continued)

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Net income (loss)	$588	$(3,603)

Other comprehensive income (loss):
Unrealized (losses) gains on investment securities available-for-sale, net of tax of $(61) and $(7,410)	(119)	1,191
Less: reclassification for losses realized, net of tax of $80 and $2,603	126	2,308
	7	3,499
Minimum pension liability adjustment, net of tax of $(5) and $(444)	5	468
Less: reclassification for losses realized, net of tax of $30 and $23	38	22
	43	490
Unrealized gain (loss) on hedging contracts, net of tax of $59 and $(4,277)	91	(2,399)
Foreign currency translation losses	(131)	(614)
Comprehensive income (loss)	598	(2,627)
Comprehensive loss attributable to noncontrolling interests	416	406
Comprehensive income (loss) attributable to common shareholders	$1,014	$(2,221)

The changes in accumulated other comprehensive loss (income) by category follows (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, beginning of period	$(12,791)	$(388)	$16	$(2,397)	$(15,560)
Current period changes	7	124	(131)	43	43
Balance, end of period	$(12,784)	$(264)	$(115)	$(2,354)	$(15,517)

(1)
Included in accumulated other comprehensive (loss) income as of December 31, 2009 and September 30, 2009 is a net unrealized loss of $264,000 (net of tax benefit of $193,000 and noncontrolling interest of $33,000) and $388,000 (net of tax benefit of $253,000), respectively, related to hedging instruments held by LEAF’s investment partnerships in which the Company owns an equity interest.  The Company has no other hedging activity as of December 31 and September 30, 2009.

NOTE 11 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period. The diluted EPS computation (“Diluted EPS”) takes into account the effect of dilutive potential common shares.  Potential common shares, consisting primarily of stock options, restricted stock, warrants and directors’ deferred shares, are calculated using the treasury stock method and are excluded if their effect is antidilutive.  For the three months ended December 31, 2008, Basic EPS and Diluted EPS shares were the same because the effect of potential securities would have been antidilutive as the Company reported a loss from continuing operations.

Effective October 1, 2009, the Company retrospectively adopted a FASB-issued standard that requires nonvested share-based awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share.  The adoption of this standard increased the weighted average number of basic and diluted shares by 582,000 and increased both the Basic and Diluted EPS by $0.01 to an $0.18 loss per share.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 11 − EARNINGS PER SHARE – (continued)

The following table presents a reconciliation of the components used in the computation of Basic and Diluted EPS (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Shares (1)
Basic shares outstanding	18,689	18,221
Dilutive effect of equity award plans	273	−
Dilutive shares outstanding	18,962	18,221

(1)
For the three months ended December 31, 2009 and 2008, the following equity awards were antidilutive and, therefore, excluded from the computation of Diluted EPS: (i) outstanding options to purchase 1.5 million and 1.9 million shares of common stock at a weighted average exercise price of $36.38 and $16.40 per share, respectively, (ii) 352,000 and 551,000 shares of nonvested restricted stock at a weighted average grant date fair value of $14.00 and $14.89 per share, respectively.  Additionally, for the three months ended December 31, 2009, warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11 were also antidilutive.  The option and warrant exercise prices and the restricted stock grant date prices for these equity awards were greater than the average market price of the Company’s common stock for the respective periods.

NOTE 12 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed an application under the voluntary correction program with the IRS in order to correct certain compliance errors that were made with respect to ESOP.  Additionally, the Company is in the process of negotiating a settlement with the U.S. Department of Labor (“DOL”) to reduce penalties related to the filing of the annual report for ESOP for fiscal 2007.  Finally, the DOL is auditing the ESOP and the Resource America, Inc. Investment Savings Plan. The impact to the Company has not yet been determined.

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer (“CEO”).  The Company pays an annual benefit equal to $838,000 payable during his life or for a period of 10 years from June 2004, whichever is longer.  The Company holds 123,719 shares of TBBK common stock as well as other equity securities with an aggregate value of $688,000 at December 31, 2009 and $850,000 at September 30, 2009, respectively, to support the Rabbi Trust component of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended,
	December 31,
	2009	2008
Interest cost	$106	$129
Expected return on plan assets	(15)	(13)
Amortization of actuarial loss	68	45
Net cost	$159	$161

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	December 31,	September 30,
	2009	2009
Receivables from managed entities and related parties:
Commercial finance investment entities (1)	$42,562	$36,285
Financial fund management investment entities	3,957	3,523
Real estate investment entities	11,838	10,905
RCC	2,612	4,101
Other	280	233
Receivables from managed entities and related parties, net	$61,249	$55,047
Payables due to managed entities and related parties:
Real estate investment entities	$245	$1,284
Payables to managed entities and related parties	$245	$1,284

(1)
Reflects $30,000 and $263,000 in discounts recorded for the three months ended December 31, 2009 and fiscal 2009, respectively, in connection with management fees and reimbursed expenses that the Company expects to receive in the future.

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Financial Fund Management- fees from managed entities (1)	$1,029	$1,189
Real Estate – fees from investment entities (2)	1,897	4,393
Commercial finance − fees from investment entities (3)	4,051	5,174
RCC:
Management, incentive and servicing fees	2,489	1,816
Reimbursement of expenses	392	116
Dividends	548	1,561
Atlas Energy − reimbursement of net costs and expenses	259	272
1845 Walnut Associates Ltd - payment of rent and operating expenses	(148)	(125)
9 Henmar LLC – payment of broker and consulting fees	(25)	(38)
Ledgewood P.C. – payment of fees for legal services	(156)	(86)

(1)
Excludes the $2.3 million gain on the repurchase of limited partner interests in two Trapeza partnerships for the three months ended December 31, 2009 and the non-cash incentive fee on the unrealized depreciation in the book value of Trapeza partnership securities totaling ($164,000) for the three months ended December 31, 2008.

(2)	Reflects discounts of $52,000 and $113,000 recorded in the three months ended December 31, 2009 and 2008, respectively, in connection with management fees the Company expects to receive in the future.

(3)	During the three months ended December 31, 2009, the Company waived $224,000 of fund management fees from one of its investment entities.

Relationship with RCC.  In October 2009, the RCC management agreement was amended such that RCC will directly reimburse the Company for the wages and benefits of RCC’s Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of RCC, and 50% of the wages and benefits of a director of investor relations who will be 50% dedicated to RCC's operations.  In January 2010, the management agreement was further amended to reimburse the Company for the wage and benefit costs it incurs for an officer who devotes all of his time to serve as RCC’s Chairman of the Board.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (continued)

During the three months ended December 31, 2009, the Company recorded an adjustment of $200,000 ($116,000 net of tax) related to equity compensation expense for previously issued RCC restricted stock and options awarded to members of management. The Company determined that the amounts that related to prior fiscal years and quarters were immaterial to all prior fiscal years and quarters, including impacts on earnings per share and, therefore, recognized the adjustments during the first quarter of fiscal  2010.   Additionally, The Company anticipates that the impact on full-year net earnings for fiscal 2010 will be immaterial.

       In January 2010, RCC advanced the Company $2.0 million under a promissory note.  The note bears interest at 8% per annum and matures January 14, 2015.  Interest is payable quarterly in arrears on April 15th, July 15th, October 15th and January 15th and requires principal repayments upon the receipt of distributions from one of the Company’s investment funds.

LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and loans are sold to RCC at fair value plus an origination fee of 1%.  LEAF sold $6.1 million of leases and loans to RCC during the three months ended December 31, 2008.  In addition, from time to time, LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and facilitation of the timely resolution of problem accounts when collection is considered likely.  During the three months ended December 31, 2008, LEAF repurchased $621,000 of leases and loans from RCC.  There were no lease or loan transactions between LEAF and RCC during the three months ended December 31, 2009.

Chadwick Securities (“Chadwick”), the Company’s wholly-owned broker-dealer, acted as the broker for several transactions on behalf of RCC.  Chadwick waived $11,000 of charges for these trades during the three months ended December 31, 2009.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s chief executive officer and President.  TBBK provides banking and operational services for Merit.  For the three months ended December 31, 2009 and 2008, Merit paid $6,000 and $24,000, respectively, in fees to TBBK.  Additionally, the Company had $67,000 and $131,000 in deposit accounts at TBBK at December 31, 2009 and 2008, respectively.

Transactions between LEAF and its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  LEAF sold $30.9 million and $70.2 million of leases and loans during the three months ended December 31, 2009 and 2008, respectively, to the LEAF Funds.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds.  LEAF purchased $1.0 million of leases and loans back from the LEAF Funds during the three months ended December 31, 2008 at a price equal to their fair value.  There were no repurchases of leases or loans from the LEAF Funds during the three months ended December 31, 2009.

NOTE 14 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended
	December 31,
	2009	2008
RCC dividend income	$548	$1,561
Interest income	81	77
Other (expense) income, net	(59)	61
Other income, net	$570	$1,699

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 15 – FAIR VALUE

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

As of December 31, 2009, the fair values of the Company’s financial assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities available-for-sale	$10,916	$	−	$9,106	$20,022
Goodwill	−		−	7,969	7,969
Total assets at fair value	$10,916	$	−	$17,075	$27,991

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Three Months Ended
December 31, 2009
Balance, beginning of period	$63,292
Purchases, sales, issuances and settlements, net	197
Transfer to nonrecurring	(55,047)
Add nonfinancial assets − goodwill	7,969
Change in unrealized losses included in accumulated other comprehensive loss	664
Balance, end of period	$17,075

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 15 – FAIR VALUE − (continued)

The following table presents the hierarchy level for each of the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis at December 31, 2009 (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−		$1,776	$1,776
Receivables from managed entities		−		−		2,166	2,166
Investments in commercial finance – held for sale		−		−		132,621	132,621
Total	$	−	$	−		$136,563	$136,563

Liabilities:
Senior Notes	$	−		$2,239	$	−	$2,239

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

Disclosures for nonfinancial assets and liabilities that are measured at fair value but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning October 1, 2009.

The fair value of financial instruments was as follows (in thousands):

	December 31, 2009		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$61,249	$61,249	$55,047	$55,047
Investments in commercial finance – held for investment − loans	447	447	385	385
Investments in real estate loans, net	2,905	814	2,862	823
	$64,601	$62,510	$58,294	$56,255
Borrowings: (1)
Commercial finance debt	$124,900	$124,900	$136,500	$136,500
Corporate secured revolving credit facilities	19,412	19,412	27,079	27,079
Real estate debt	13,123	11,456	13,198	11,305
Senior Notes	13,151	13,151	10,629	10,629
Other debt	3,444	3,444	3,977	3,977
	$174,030	$172,363	$191,383	$189,490

(1)
The carrying value of the Company’s floating rate debt approximates its fair value because of its short-term maturity and the variable interest rates in the debt agreements.  The carrying value of the Company’s fixed rate debt approximates its fair value due to its recent issuance.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

General corporate commitments.  As a specialized asset manager, the Company sponsors investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  The Company was committed to purchase units equal to 5% of the gross proceeds of one of its real estate fund, or $2.1 million at December 31, 2009.  The Company purchased these units at the close of funding in January 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES – (continued)

Chadwick serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $121,000 as of December 31 and September 30, 2009, respectively.  As of December 31 and September 30, 2009, Chadwick’s net capital was $944,000 and $1.2 million, respectively, which exceeded the minimum requirements by $844,000 and $1.1 million, respectively.

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two Trapeza entities, owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in these two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed its 50% share ($2.2 million) and as a result of these transactions, reduced its clawback liability to $1.2 million at December 31, 2009 from $5.7 million at September 30, 2009.

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit now captioned Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al., New York Supreme Court, New York County, No. 650665/2009, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC (“TCM”).  The Company owns a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.

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

Guarantees.  In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if the Company’s net worth falls below $80.0 million.  The Company’s obligation runs through December 31, 2014.  In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, the Company has not been required to make any payments resulting from these agreements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES – (continued)

Real estate carveouts.  The real estate investment entities obtain senior lien financing with respect to acquired properties, on a non-recourse basis, with the lenders’ remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, or carveouts, which the Company has guaranteed.  These carveouts will expire as the related indebtedness is paid down over the next ten years.  Subsidiaries of the Company are both (i) the general partners of the real estate limited partnerships or the asset managers of the TIC investment programs and (ii) the property managers of all of these properties.  As a result, the Company has control over the operations of the underlying assets which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of December 31, 2009, except for the clawback liability recorded for the two Trapeza entities, the Company does not believe it is probable that any payments will be required under any of its indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 17 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)		Total
Three Months Ended December 31, 2009
Revenues from external customers	$6,703	$9,437	$5,877	$	−	$22,017
Equity in earnings (losses) of unconsolidated entities	244	(614)	3,775		−	3,405
Total revenues	6,947	8,823	9,652		−	25,422
Segment operating expenses	(4,727)	(4,575)	(4,704)		−	(14,006)
General and administrative expenses	(72)	(119)	(849)		(2,392)	(3,432)
Loss on sale of leases and loans	−	(582)	−		−	(582)
Provision for credit losses	−	(776)	−		−	(776)
Depreciation and amortization	(343)	(1,613)	(58)		(192)	(2,206)
Interest expense	(251)	(2,040)	(1)		(1,525)	(3,817)
Impairment losses on investment securities	−	−	(929)		−	(929)
Recognized in other comprehensive loss	−	−	929		−	929
Net impairment losses recognized in earnings	−	−	−		−	−
Other income (expense), net	74	−	548		(52)	570
Pretax loss attributable to the noncontrolling interests (2)	6	646	8		−	660
Income (loss) including noncontrolling interests before intercompany interest and taxes	1,634	(236)	4,596		(4,161)	1,833
Intercompany interest expense	−	(1,572)	−		1,572	−
Income (loss) from continuing operations before taxes including noncontrolling interests	$1,634	$(1,808)	$4,596		$(2,589)	$1,833
Three Months Ended December 31, 2008
Revenues from external customers	$7,089	$15,455	$9,730	$	−	$32,274
Equity in (losses) earnings of unconsolidated entities	(199)	(304)	189		−	(314)
Total revenues	6,890	15,151	9,919		−	31,960
Segment operating expenses	(5,918)	(7,449)	(5,728)		−	(19,095)
General and administrative expenses	(58)	(106)	(999)		(2,845)	(4,008)
Gain on sales of leases	−	233	−		−	233
Provision for credit losses	(29)	(1,977)	(1,738)		−	(3,744)
Depreciation and amortization	(315)	(948)	(56)		(228)	(1,547)
Interest expense	(264)	(4,110)	(3,265)		(760)	(8,399)
Impairment charges on available-for-sale securities	−	−	(4,923)		−	(4,923)
Other income (expense), net	95	60	1,561		(17)	1,699
Pretax loss attributable to the noncontrolling interests (2)	(19)	400	433		−	814
Income (loss) including noncontrolling interests before intercompany interest and taxes	382	1,254	(4,796)		(3,850)	(7,010)
Intercompany interest expense	−	(1,517)	−		1,517	−
Income (loss) from continuing operations before taxes including noncontrolling interests	$382	$(263)	$(4,796)		$(2,333)	$(7,010)
Segment Assets
December 31, 2009	$148,209	$200,540	$34,019		$(32,168)	$350,600
December 31, 2008	$147,708	$409,293	$266,684		$(15,637)	$808,048

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
Management views segment operations including the pretax income or loss attributable to the noncontrolling interests.  This amount is excluded from income (loss) from continuing operations as computed in accordance with GAAP and should be deducted to compute income (loss) from continuing operations as reflected in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (continued)
DECEMBER 31, 2009
(unaudited)

NOTE 17 − OPERATING SEGMENTS – (continued)

Geographic Information.  Revenues generated from the Company’s European operations totaled $901,000 and $936,000 for the three months ended December 31, 2009 and 2008, respectively.  Included in the segment assets are European assets of $6.1 million and $5.5 million as of December 31, 2009 and 2008, respectively.

Major Customer.  For the three months ended December 31, 2009, the total of the management, incentive and servicing fees that the Company received from RCC were 10% of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 18 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through February 9, 2010 and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited).

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2009.  These risks and uncertainties could cause our actual results and financial position to differ materially from those anticipated in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview of the Three Months Ended December 31, 2009 and 2008

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management subsidiaries.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored funds.  We typically maintain an investment in the funds we sponsor.  As of December 31, 2009, we managed $13.3 billion of assets.

           We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential).  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial loans secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans and asset-backed securities, or ABS.

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduced liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and reduced our ability to access debt financing for our operations.  For the balance of fiscal 2010, given the constraints imposed by current economic and market conditions, we expect to focus on managing our existing assets, which provides us with substantial fee income and raising funds through our retail broker channel for investment programs, particularly in our real estate businesses.  We also expect to continue to realize cost savings primarily from the reductions in force which we initiated in prior quarters.  In our real estate segment, we expect to continue to acquire multifamily apartments through our investment partnerships and are focusing our efforts on acquiring distressed assets, an area in which we possess significant experience.  In our commercial finance segment, we have reduced our originations due to the limited availability of debt financing.  In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored, but do not expect to sponsor any new CDO issuers.

(Back to Index)

(Back to Index)

Assets Under Management

Our assets under management decreased by $4.3 billion to $13.3 billion at December 31, 2009 from $17.5 billion at December 31, 2008.  The following table sets forth information relating to our assets under management by operating segment (in millions): (1)

	As of December 31,		Decrease
	2009	2008	Amount		Percentage
Financial fund management	$10,370	$14,263	$(3,893	) (2)	(27%)
Real estate	1,667	1,719	(52)		(3%)
Commercial finance	1,223	1,563	(340	) (3)	(22%)
	$13,260	$17,545	$(4,285)		(24%)

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)
Reduction primarily due to the following:  (i) sale of Apidos CDO VI ($235.9 million), (ii) liquidation of two of our CDO issuers invested primarily in real estate ABS ($1.5 billion) and (iii) a decrease in the collateral bases of our ABS and trust preferred portfolios resulting from defaults ($2.0 billion).

(3)	Reduction primarily reflects the decrease in new originations.

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of December 31, 2009: (1)
Financial fund management	32	14	−	−
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	26	7	6

As of December 31, 2008: (1)
Financial fund management	35	13	−	−
Real estate	2	7	7	5
Commercial finance	−	4	−	1
	37	24	7	6

(1)	All of our operating segments manage assets on behalf of RCC.

As of December 31, 2009 and 2008, we managed $13.3 billion and $17.5 billion of assets, respectively, for the accounts of institutional and individual investors, Resource Capital Corp., or RCC (our sponsored real estate investment trust, or REIT), and for our own account in the following asset classes (in millions):

	December 31, 2009							December 31, 2008
	Institutional and Individual Investors	RCC			Company		Total	Total
Trust preferred securities (1)	$4,317	$	−		$	−	$4,317	$4,758
Bank loans (1)	3,026		928			−	3,954	4,314
Asset-backed securities (1)	2,033		−			−	2,033	5,131
Real properties (2)	618		13	(4)		−	631	667
Mortgage and other real estate-related loans (2)	10		840			186	1,036	1,052
Commercial finance assets (3)	1,088		1			134	1,223	1,563
Private equity and other assets (1)	66		−			−	66	60
	$11,158		$1,782			$320	$13,260	$17,545

(Back to Index)

(Back to Index)

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of our commercial real estate loans; and (ii) the book value of each of the following: (i) real estate and other assets held by our real estate investment entities, (ii) our outstanding legacy loan portfolio, and (iii) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the equipment and notes and future payment card receivables financed by us.

(4)	Reflects the sale of VIP borrower to RCC, which occurred in December 2009.

Employees

As of December 31, 2009, we employed 721 full-time workers, a decrease of 87, or (11%), from 808 employees at December 31, 2008.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
December 31, 2009:
Investment professionals	118	25	60	31	2
Other	282	17	211	16	38
	400	42	271	47	40
Property management	321	321	−	−	−
Total	721	363	271	47	40

December 31, 2008
Investment professionals	144	30	73	39	2
Other	375	19	304	16	36
	519	49	377	55	38
Property management	289	289	−	−	−
Total	808	338	377	55	38

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

	Three Months Ended
	December 31,
	2009	2008
Fund management revenues (1)	$16,081	$16,211
Finance and rental revenues (2)	6,438	13,875
RCC management fees	2,484	1,491
Gain on resolution of loans (3)	244	−
Other (4)	175	383
	$25,422	$31,960

(1)
Includes fees from each of our real estate, commercial finance and financial fund management operations and our share of the income or loss from limited and general partnership interests we own in our real estate and financial fund management operations.

(2)
Includes accreted discount income from our real estate operations and revenues from certain real estate assets, interest and rental income from our commercial finance operations and interest income on bank loans from our financial fund management operations.

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)	Includes the disposition of leases and loans as well as other charges earned by our commercial finance operations and the equity compensation earned in connection with the formation of RCC.

We provide a more detailed discussion of the revenues generated by each of our business segments under “Results of Operations:  Real Estate”, “Commercial Finance” and “Financial Fund Management.”

(Back to Index)

(Back to Index)

Results of Operations: Real Estate

During fiscal 2010, we are continuing to redirect the focus of our real estate subsidiary, Resource Real Estate, Inc., from acquiring and managing performing multifamily assets to acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage.  In December 31, 2009, Resource Real Estate Opportunity Fund, L.P., a fund which invests in discounted real estate and real estate related debt, was closed after raising a total of $41.4 million.  Additionally, we have filed a registration statement with the Securities and Exchange Commission, or SEC, for Resource Real Estate Opportunity REIT, Inc. which will further invest in discounted commercial real estate and real estate related debt.  For the remainder of fiscal 2010, our primary fundraising efforts will be focused on this REIT.

In our real estate operating segment, we currently manage four classes of assets:

•
a commercial real estate debt portfolio we manage for RCC, comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment fund assets, primarily multifamily apartments;

•	discounted real estate and real estate related debt we acquired through joint ventures with institutional investors and our opportunity fund; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

	As of December 31,
	2009	2008
	(in millions)
Assets under management:
Commercial real estate debt	$852	$888
Real estate investment funds and programs	547	538
Institutional portfolios	94	129
Distressed portfolios	94	68
Legacy portfolio	80	96
	$1,667	$1,719

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

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Revenues:
Management fees:
Asset management fees	$1,003	$995
Resource Residential property management fees	1,274	984
REIT management fees from RCC	1,793	1,085
	4,070	3,064
Fee income from sponsorship of partnerships, ventures and TIC property interests	134	1,511
Master lease revenues	986	982
Rental property income and revenues of consolidated VIEs	1,226	1,292
Interest, including accreted loan discount	43	240
Gains and fees on the resolution of loans and other property interests	244	−
Equity in earnings (losses) of unconsolidated entities	244	(199)
	$6,947	$6,890
Costs and expenses:
General and administrative	$1,861	$2,959
Resource Residential expenses	1,067	992
Master lease expenses	1,050	1,200
Rental property and expenses of consolidated VIEs	749	767
	$4,727	$5,918

The gains we recognize on the resolution of loans, assets of variable interest entities we consolidate, or VIEs, and other real estate assets, as well as the fees we may receive will vary from transaction to transaction.  There have been in the past, and we expect that in the future there will be, significant period-to-period variations in our gains on resolution and fee income.  Moreover, we anticipate that gains on resolution will likely decrease in the future as we complete the resolution of our legacy portfolio.

Revenues – Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Revenues for our real estate operations increased $57,000 (1%) for the three months ended December 31, 2009.  We attribute the increase primarily to the following:

Management fees

•
a $290,000 increase in fees earned by Resource Residential.  Multifamily properties under management were 51 and 50, respectively at December 31, 2009 and 2008.  The increase in fees reflects the revenues on four properties for the full three months ended December 31, 2009 that were acquired during the first quarter of fiscal 2008; and

•	a $708,000 increase in REIT management fees due to higher RCC net income which resulted in increased incentive management fees.

Other revenues

•
a $1.4 million decrease in fee income related to the purchase and third-party financing of property through the sponsorship of real estate investment partnerships.  During the three months ended December 31, 2009, we earned fees from the acquisition of a $7.1 million distressed note as compared to the acquisition of four assets with an aggregate purchase price of $40.0 million during the three months ended December 31, 2008;

•	a $197,000 decrease in interest income attributable to the payoff of one loan;

•
a $244,000 increase in gains and fees on the resolution of loans and other property interests.  During the three months ended December 31, 2009, we received proceeds of $2.1 million from the sale of a joint venture interest to a related party which included a cost reimbursement of $101,000 and received proceeds of $262,000 from the sale of an asset in one limited liability company resulting in a gain of $143,000; and

•	a $443,000 increase in equity in earnings due to a favorable change in an interest rate swap held by an equity investee.

(Back to Index)

(Back to Index)

Costs and Expenses – Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Costs and expenses of our real estate operations decreased $1.2 million (20%) to $4.7 million for the three months ended December 31, 2009 from $5.9 million for the three months ended December 31, 2008.  We attribute the decrease primarily to the following:

•	a $1.1 million decrease in general and administrative expenses, primarily a $522,000 reduction of wages and benefits; and

•	a $150,000 decrease in master lease expenses for one TIC program.

Results of Operations: Commercial Finance

As of December 31, 2009, our commercial finance assets under management decreased by $340.0 million (22%) to $1.2 billion as compared to $1.6 billion at December 31, 2008.  Originations of new equipment financing for the three months ended December 31, 2009 were $46.6 million as compared to $148.4 million for the three months ended December 31, 2008, a decrease of $101.8 million (69%).  Our originations have been and we expect they will continue to be impacted by the state of the credit markets and the reduced ability of our funds to reduced obtain financing to acquire portfolios of leases and loans from us.

Our borrowing capacity under our warehouse line of credit was reduced from $150.0 million to $125.0 million at December 31, 2009.  We expect that our finance revenues will be continue to decline next quarter as the limit on our borrowings was further reduced to $100.0 million in the January 29, 2010 amendment, which extended of the credit facility to March 31, 2010.  The lower credit limit requires us to reduce the size of the portfolio of leases and loans we originate and hold on our balance sheet prior to selling them to our investment entities, thereby decreasing our commercial finance revenues.  As a result of the reduction in our warehouse borrowings and the sale of commercial finance assets to our investment entities, the commercial finance assets we managed for our own account at December 31, 2009 decreased by $29.0 million (17%) to $135.0 million as compared to $164.0 million at December 31, 2008.  The assets we managed for others at December 31, 2009 decreased by $311.0 million (22%) to $1.1 billion as compared to $1.4 billion at December 31, 2008.

As of December 31, 2009, we managed approximately 98,000 leases and loans that had an average original finance value of $25,000 with an average term of 54 months as compared to approximately 105,000 leases and loans that had an average original finance value of $23,000 with an average term of 52 months as of December 31, 2008.

The following table sets forth information related to our commercial finance assets managed (1) (in millions):

	December 31,
	2009	2008
Managed for our own account	$135	$164

LEAF investment entities	1,061	1,070
LEAF Commercial Finance Fund, or LCFF	−	184
RCC	1	104
Other	26	41
Managed for others	1,088	1,399
	$1,223	$1,563

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” as presented earlier in this section.

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

	Three Months Ended
	December 31,
	2009	2008
Revenues: (1)
Finance revenues	$4,183	$7,857
Acquisition fees	600	1,355
Management fees	3,866	5,602
Equity in losses of unconsolidated partnerships	(614)	(304)
Other income	788	641
	$8,823	$15,151
Cost and expenses:
Wage and benefit costs	$2,087	$3,589
Other costs and expenses	2,488	3,860
	$4,575	$7,449

(1)	Total revenues include RCC servicing and originations fees of $24,000 and $326,000 for the three months ended December 31, 2009 and 2008, respectively.

Revenues - Three Months Ended December 31 2009 as Compared to the Three Months Ended December 31, 2008

Revenues decreased $6.3 million (42%) for the three months ended December 31, 2009 as compared to the prior year period.  We attribute these decreases primarily to the following:

•
a $3.7 million decrease in commercial finance revenues.  Our finance revenues decreased principally due to the deconsolidation of LCFF, a $195.0 million portfolio, as of March 2009 and to a lesser extent, from the reduced borrowing limit under our warehouse line of credit;

•
a $755,000 decrease in asset acquisition fees resulting from the decrease in leases sold to our investment entities to $30.9 million.  The difficulty in obtaining and maintaining debt financing by our investment funds has limited their ability to acquire equipment financings from us.  Consequently, we have reduced our commercial finance originations to match the asset acquisition capabilities of our funds; and

•
a $1.7 million decrease in management fees.  Our management fees include fees we receive to service the commercial finance assets we manage, offering fees earned for raising capital in our investment entities as well as fees received for originating loans for those entities.  During the three months ended December 31, 2009, management fees earned to service leases decreased by $707,000 due to runoff in assets under management and the discontinuance of management fees from LEAF I which has entered its liquidation phase.  In addition, net capitalized loan origination costs decreased by $1.0 million as a result of reduced originations.

Costs and Expenses − Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Costs and expenses from our commercial finance operations decreased by $2.9 million (39%) for the three months ended December 31, 2009.  We attribute this decrease primarily to:

•
a $1.5 million reduction in wages and benefits.  In response to lower origination volume and assets under management, we have reduced payroll and other overhead costs and have continued to eliminate redundant positions.  In total, we have reduced the number of full-time employees in our commercial finance operations by 106 to 271 as of December 31, 2009 from 377 at December 31, 2008; and

•
a $1.4 million reduction in other costs and expenses.  This decrease is due to the decline in assets managed which resulted in reduced costs to service our portfolio, primarily legal costs, and to our ongoing cost saving and consolidation efforts.  These efforts targeted eliminating overhead redundancies occurring through our acquisitions and taking advantage of efficiencies obtained by operating on a single platform.

(Back to Index)

(Back to Index)

Financial Fund Management

        General.  We conduct our financial fund management operations principally through seven separate operating entities:

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

•	Resource Europe Management, Ltd., or Resource Europe, structures and manages investments in international bank loans;

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for six company-sponsored affiliated partnerships which invest in financial institutions;

•
Ischus Capital Management, LLC, or Ischus, finances, structures and manages investments in asset-backed securities, or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS; and

•	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RCC under a management agreement between us, RCM and RCC.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of December 31, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,317	$	−	$4,317
Apidos	2,589		928	3,517
Ischus	2,033		−	2,033
Resource Europe	437		−	437
Other company-sponsored partnerships	66		−	66
	$9,442		$928	$10,370

	As of December 31, 2008
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,758	$	−	$4,758
Apidos	2,958		953	3,911
Ischus	4,807		324	5,131
Resource Europe	403		−	403
Other company-sponsored partnerships	60		−	60
	$12,986		$1,277	$14,263

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” as presented earlier in this section.

(Back to Index)

(Back to Index)

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored.  These fees vary by CDO issuer, with our annual fees ranging between 0.10% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers.  CDO indentures require certain overcollateralization test ratios, or O/C ratios, to be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees are deferred and interest collections from collateral are applied to outstanding principal note balances.

•
Administration fees − we receive fees for managing the assets held by our company-sponsored partnerships and credit opportunities fund.  These fees vary by limited partnership, with our annual fee ranging between 1.50% and 2.00% of the partnership capital balance.

Based on the terms of our general partner interests, two of the Trapeza partnerships we manage as general partner include a clawback provision.  We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  Although we continue to manage and receive fees from CDO issuers that we formed and sponsored, we do not expect to sponsor any new CDO issuers as a result of current conditions in the global credit markets.  Accordingly, we expect that these management fee revenues will continue to decline.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2009; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.5 billion in bank loans at December 31, 2009, of which $928.3 million are managed on behalf of RCC through three CDO issuers.  We sponsored, structured and currently manage one CDO issuer holding $436.7 million in international bank loans at December 31, 2009.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2009 nor in the three months ended December 31, 2009 and do not expect to receive any such fees during the remainder of fiscal 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.

Trapeza

We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.3 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  Additionally, we have invested as a limited partner in each of these limited partnerships.  On November 1, 2009 and January 28, 2010, the general partners, owned equally by us and our co-managing partner, repurchased substantially all of the remaining limited partnership interests in two of the Trapeza entities.

We derive revenues from our Trapeza operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.15% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  These fees are also shared with our co-sponsors.  In 12 CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  We are also entitled to receive incentive management fees; however, we did not receive any such fees during the three months ended December 31, 2009 nor do we expect to receive any such fees during the remainder of fiscal 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all Trapeza partnerships for the first quarter of fiscal 2010 and do not expect to receive any administration fees during the remainder of fiscal 2010.

(Back to Index)

(Back to Index)

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage six affiliated partnerships for individual and institutional investors which hold approximately $59.5 million of investments in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

In March 2009, we sponsored, structured and currently manage a new affiliated partnership organized as a credit opportunities fund which holds approximately $6.2 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and currently manage seven CDO issuers for institutional and individual investors, which hold approximately $2.0 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.  Two of our managed CDO issuers, holding approximately $1.4 billion in real estate ABS, were liquidated during fiscal 2009.  We expect that the reduction in the aggregate principal balance of managed assets as a result of the liquidation of these two CDO issuers will lower our financial fund management revenues in the future.

Through Ischus, we own a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  These partnerships previously owned a portion of the equity interests of three Trapeza CDO issuers and one of the Ischus CDO issuers.  As of December 31, 2009, the equity interests were assigned to an unaffiliated third party.  As a result, the SFF partnerships no longer own any equity interests.  We anticipate that we will dissolve these partnerships during fiscal 2010.

We derive revenues from our Ischus operations through base management fees.  Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of the collateral held by the CDO issuer.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Revenues:
Fund and RCC management fees	$5,096	$6,125
Introductory agent fees	1,447	874
Earnings on unconsolidated CDOs	544	461
Interest income on loans	−	3,504
Earnings of SFF partnerships and other	1	204
	7,088	11,168
Limited and general partner interests:
Fair value adjustments	2,570	(1,218)
Operations	(6)	(31)
Total limited and general partner interests	2,564	(1,249)
	$9,652	$9,919
Costs and expenses:
General and administrative expenses	$4,494	$5,711
Equity compensation expense (income) − RCC	200	(4)
Expenses of SFF partnerships	10	21
	$4,704	$5,728

Fees that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

(Back to Index)

(Back to Index)

Revenues - Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Revenues decreased $267,000 (3%) to $9.7 million for the three months ended December 31, 2009.  We attribute the decrease to the following:

•	a $1.0 million decrease in fund and RCC management fees, primarily from the following:

-
a $952,000 decrease in collateral management fees from our Ischus operations primarily due to a reduction in fees as a result of rating agency downgrades which has the effect of reducing our collateral base.  In addition, two of our CDO issuers were liquidated during fiscal 2009.

-	a $372,000 net decrease in base, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

-
a $202,000 decrease in subordinated management fees.  During the three months ended December 31, 2009 and 2008, we recorded subordinated management fees of $42,000 and $244,000 on two and 11 CDO issuers, respectively;

-	a $76,000 decrease in base management fees as a result of portfolio defaults which reduced our collateral base; and

-	an $85,000 increase in our share of expenses for TCM and Trapeza Management Group LLC.

-
a $133,000 decrease in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008;

-	a $108,000 decrease in management fees from other company-sponsored partnerships primarily due to a decline in the fair values of their investments. These management fees are net asset based.

These decreases were partially offset by:

-
a $298,000 increase in RCC management fees primarily due to an increase in incentive management fees and in equity capital (upon which our base management fee is calculated) resulting from their successful December 2009 public offering of common stock; and

-	a $240,000 increase in management fees earned on the credit opportunities fund we manage, including a $220,000 incentive fee earned after exceeding certain investor hurdle returns.

•
a $573,000 increase in introductory agent fees as a result of fees earned in connection with 19 trust preferred security transactions, with an average fee size of $76,000 for the three months ended December 31, 2009, as compared to 16 trust preferred security transactions, with an average fee size of $55,000, for the three months ended December 31, 2008;

•
a $3.5 million decrease in interest income on loans held for investment by Apidos CDO VI, which we previously consolidated.  As of March 31, 2009, we sold our interest in Apidos CDO VI and ceased to consolidate its assets and liabilities;

•
a $203,000 decrease in our earnings from SFF partnerships and other income, primarily related to a decrease in earnings from four CDO investments which have been fully impaired.  As of December 31, 2009, the SFF partnerships have assigned their interests in these investments to an unaffiliated third party.  As a result, the SFF partnerships will no longer participate in the distributions from or earnings on these investments; and

•	Limited and general partner interests fair value adjustments:

-
On November 1, 2009 and January 28, 2010, we (along with the co-manager of the general partners) repurchased substantially all the remaining limited partner interests in two Trapeza partnerships which reduced our clawback liability (see “Contractual Obligations and Other Commercial Commitments: General corporate commitments”) and recorded a gain of $2.3 million; and

-
During the three months ended December 31, 2009 and 2008, we recorded $309,000 and ($1.1 million), respectively, in realized and unrealized value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.  Additionally, we recorded ($164,000) in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements during the three months ended December 31, 2008.  As of December 31, 2008, we have eliminated our future exposure to the Trapeza partnerships.

(Back to Index)

(Back to Index)

Costs and Expenses – Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Costs and expenses of our financial fund management operations decreased $1.0 million (18%) for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, principally due to the decrease in our general and administrative expenses reflecting our efforts to realign costs with existing operations.  We attribute the decrease primarily to the following:

•	a $975,000 decrease in wages and benefits due to the reduction in asset management personnel; and

•	a $300,000 decrease in financial software expenses.

These decreases were partially offset by a $200,000 increase in equity compensation expense due to an adjustment related to previously issued RCC restricted stock and options awarded to members of management.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $3.4 million for the three months ended December 31, 2009, a decrease of $576,000 (14%) as compared to $4.0 million for the three months ended December 31, 2008.  Wages and benefits decreased by $347,000 to $1.9 million principally due to a decrease in equity-based compensation.

Depreciation and Amortization

Depreciation and amortization expense was $2.2 million for the three months ended December 31, 2009, an increase of $659,000 (43%) as compared to $1.5 million for the three months ended December 31, 2008.  The increase reflects the $690,000 increase in depreciation expense on the additional $10.9 million of operating leases held by our commercial finance business.

Loss (gain) on the sales of leases and loans

For the three months ended December 31, 2009, we had a $582,000 loss on the sales of leases and loans as compared to a gain of $233,000 for the three months ended December 31, 2008, or a decrease of $815,000.  In December 2009, as part of the required paydown of our commercial finance warehouse line of credit, we sold a $7.2 million pool of leases and recorded a loss on the sale of $610,000.

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Commercial finance	$776	$1,977
Financial fund management	−	1,738
Real estate	−	29
	$776	$3,744

The $3.0 million decrease in the provision for credit losses reflects the sale of our interests as of March 2009 in Apidos CDO VI (financial fund management) and LCFF (commercial finance) for which we had recorded provisions of $1.7 million and $1.3 million, respectively, for the three months ended December 31, 2008.

Interest Expense

Interest expense was $3.8 million for the three months ended December 31, 2009, a decrease of $4.6 million (55%) as compared to $8.4 million for the three months ended December 31, 2008.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Commercial finance	$2,040	$4,110
Corporate	1,525	760
Real estate	251	264
Financial fund management	1	3,265
	$3,817	$8,399

(Back to Index)

(Back to Index)

    Facility utilization and issuance of senior notes (in millions) and corresponding interest rates on borrowings were as follows:

	Three Months Ended
	December 31,
	2009		2008
Commercial finance – secured credit facility:
Average borrowings		$136.5		$293.9
Average interest rates		5.7%		5.3%

Corporate − secured credit facilities:
Average borrowings		$22.2		$50.5
Average interest rates		11.0%		5.7%

Corporate – Senior Notes:
Average borrowings		$18.7	$	−
Average interest rates		18.6%		− %

Financial fund management:
Average borrowings	$	−		$213.4
Average interest rates		− %		5.9%

Interest expense incurred by our commercial finance operations decreased by $2.1 million for the three months ended December 31, 2009 due to a decrease in average borrowings of $157.4 million, primarily reflecting the sale of LCFF which eliminated $187.6 million of debt.

As a result of the sale of Apidos CDO VI, there was no interest expense incurred by our financial fund management operations for the three months ended December 31, 2009 as compared to $3.3 million for the three months ended December 31, 2008.

Corporate interest expense increased by $765,000 for the three months ended December 31, 2009.  Average interest rates on our lines of credit increased by 5.3% for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.  The increase in the in rates was offset, in part, by reduced average borrowings by $28.3 million, reflecting primarily the paydown of our corporate facility with TD Bank with proceeds from the Senior Notes offering.  Included in interest expense for the three months ended December 31, 2009 is $886,000 related to the Senior Notes, of which $313,000 was for the amortization of the debt discount.

Impairment Charges on Investment Securities Available-for-Sale

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions as well as direct and indirect real estate investments, we incurred other-than-temporary impairment charges on CDO securities of $4.9 million for the three months ended December 31, 2008.  There were no other-than-temporary impairments for the three months ended December 31, 2009.  Impairments in the three months ended December 31, 2008 were in CDO securities, primarily those with investments in bank loans ($4.1 million, including $2.0 million in Europe) and financial institutions ($789,000).

Other Income, Net

Other income, net, decreased by $1.1 million to $570,000 for the three months ended December 31, 2009, as compared to $1.7 million for the three months ended December 31, 2008.  This decrease was primarily due to our recognition of two dividend payments from our investment in RCC common stock during the three months ended December 31, 2008 as compared to one dividend payment during the three months ended December 31, 2009.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes, inclusive of noncontrolling interests) was 47% for the three months ended December 31, 2009, as compared to 53% for the three months ended December 31, 2008.  The decrease in the rate primarily relates to the lesser impact of permanent tax adjustments relative to anticipated greater pre-tax earnings for fiscal 2010.  Our effective income tax rate, excluding adjustments for one-time items, would have been 42% for the first three months of fiscal 2010.

(Back to Index)

(Back to Index)

We currently project our effective tax rate to be between 44% and 49% for the remainder of fiscal 2010.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations.  We are currently undergoing an IRS examination for fiscal 2008.  At this time, no liability has been recorded.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2006 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003.

Net (Income) Loss Allocable to the Noncontrolling Interests

Third-party interests in our earnings (losses) are recorded as (income) loss allocable to the noncontrolling interests.  The following table sets forth certain information relating to our noncontrolling interests, net of tax (in thousands):

	Three Months Ended
	December 31,
	2009	2008
Commercial finance minority ownership (1) (net of tax of $271 and $212)	$375	$188
SFF partnerships (2) (net of tax of $3 and $229)	5	204
Real estate minority holder (3) (net of tax of $3 and $(10))	3	(9)
	$383	$383

(1)	Senior executives of LEAF hold a 14.1% interest in LEAF.

(2)
Limited partners, excluding us, own an 85% and 64% interest in SFF I and SFF II, respectively.  The SFF partnerships previously invested in the equity of certain of the CDO issuers we sponsored.  As of December 31, 2009, these equity interests had been assigned to an unaffiliated third-party and the SFF partnerships will no longer participate in the distributions from or the earnings on these investments.

(3)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

Liquidity and Capital Resources

At December 31, 2009, our liquidity consisted of two primary sources:

•	cash on hand of $8.4 million and restricted cash of $2.2 million;

•
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio.

For the remainder of fiscal 2010, we expect to fund our asset management businesses through a combination of cash on hand, cash generated by operations, and the continued monetization of our non-strategic investments, including the legacy portfolio.  Our legacy portfolio at December 31, 2009 consisted of five loans and six property interests.  In January 2010, we received $811,000 in proceeds from the resolution of one of the legacy loans.  Because of current economic conditions, the amount of cash we may be able to derive from resolution of our remaining legacy portfolio and other non-strategic investments in the future may be limited; in any event, the amount of cash we may derive from them is subject to significant variations.  Accordingly, we cannot assure you that our remaining legacy portfolio will be a source of significant ongoing cash generation in the future.  Furthermore, we may defer or discount our fees from investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses, principally wages and benefits.  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “- Overview”, continues to be subject to substantial volatility and reduced availability.  If we are unable to renew, replace or expand our sources of financing on substantially similar terms, or raise investor funds (which may depend, in part, on our ability to obtain financing for the investment entities we sponsor), we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments to generate liquidity.  If required, a sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in us incurring losses.

(Back to Index)

(Back to Index)

In September and October 2009, we completed our private placement offering of three-year 12% senior notes, which generated $18.8 million in cash.  We used a portion of the offering proceeds to paydown our corporate line of credit borrowings under the TD Bank facility.  In November 2009, we amended the TD facility to provide additional flexibility and reduce our debt costs.  In particular, the amendment lowered the minimum interest rate on borrowings, reinstated the LIBOR rate option on borrowings, lowered the required monthly principal paydowns from $850,000 to $150,000, and extended the term to October 2011.  Our corporate revolving line of credit with Sovereign Bank was extended to February 28, 2010, at which time we are required to repay the $577,000 of outstanding borrowings.

The tight credit market continues to limit the ability of LEAF and its investment entities to obtain debt financing and as such, reduces its opportunities to grow our commercial finance business.  LEAF’s borrowing capacity under its warehouse line of credit was reduced from $150.0 million to $125.0 million at December 31, 2009.  In conjunction with the January 29, 2010 amendment that extended the maturity of the facility to March 31, 2010, the limit on borrowings was further reduced to $100.0 million. As a result, LEAF expects that it will monitor and scale back its commercial finance business to accommodate the limited availability of debt financing to its investment entities, including, if necessary, the sale of certain portfolio assets to meet required repayment of this facility.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at December 31, 2009 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Other debt (1)	$34,726	$1,492	$31,396	$465	$1,373
Secured credit facilities (1) (2)	144,312	130,212	14,100	−	−
Capital lease obligations	661	350	267	44	−
Operating lease obligations	16,027	2,540	5,029	2,797	5,661
Other long-term liabilities	8,646	2,267	1,592	1,496	3,291
Total contractual obligations	$204,372	$136,861	$52,384	$4,802	$10,325

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2009; Less than 1 year:  $6.1 million; 1-3 years:  $5.6 million; 4-5 years:  $252,000; and after 5 years: $1.5 million.

(2)
The balance as of December 31, 2009 includes $124.9 million of non-recourse borrowings under LEAF’s warehouse credit facility, which is collateralized by its commercial finance assets and other assets which totaled approximately $188.0 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$3,312	$3,312	$	−	$	−	$	−
Standby letters of credit	546	546		−		−		−
Total commercial commitments	$3,858	$3,858	$	−	$	−	$	−

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

(Back to Index)

(Back to Index)

We are also a party to various routine legal proceedings arising out of the ordinary course of our business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

Guarantees.  In connection with the sale of a real estate loan in March 2006, we have agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if our net worth falls below $80.0 million.  Our obligation runs through December 31, 2014.  In addition, we agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011. To date, we have not been required to make any payments resulting from these agreements.

Real estate carveouts.  TIC investment programs and real estate partnerships obtain senior lien financing with respect to acquired properties, on a non-recourse basis, with the lenders’ remedies limited to the properties securing the senior lien financing.  Although non-recourse in nature, these loans are subject to limited standard exceptions, or carveouts, which we have guaranteed.  These carveouts will expire as the related indebtedness is paid down over the next ten years.  Subsidiaries of the ours are both (i) the general partners of the real estate limited partnerships or the asset managers of the TIC investment programs and (ii) the property managers of all of these properties.  Accordingly, we have control over the operations of the underlying assets which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, we have not been required to make any carveout payments.

General corporate commitments.  As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.

We have committed to purchase units equal to 5% of the gross offering proceeds of one of our real estate funds, or $2.1 million at December 31, 2009.  We purchased these units at the close of funding in January 2010.

Our wholly-owned broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of ours who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which requires the maintenance of minimum net capital, as defined.  As applied to Chadwick, the rule required net capital of $100,000 and $121,000 as of December 31 and September 30, 2009, respectively.  As of December 31 and September 30, 2009, Chadwick’s net capital was $944,000 and $1.2 million, respectively, which exceeded the minimum requirements by $844,000 and $1.1 million, respectively.

Clawback liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities repurchased substantially all the remaining limited partnership interests in these two partnerships and accordingly reduced our clawback liability to $1.2 million at December 31, 2009.

As of December 31, 2009, with the exception of the clawback liability, we do not believe it is probable that any payments will be required under any of our indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

(Back to Index)

(Back to Index)

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for fiscal 2009, at Note 2 of the “Notes to Consolidated Financial Statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to various market risks from changes in interest rates. Fluctuations in interest rates can impact our results of operations, cash flows and financial position.  We manage this risk through regular operating and financing activities. We have not entered into any market sensitive instruments for trading purposes.  The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.  The range of changes presented reflects our view of changes that are reasonably possible over a one-year period and provides indicators of how we view and manage our ongoing market risk exposures.

The following analyzes the potential impact of a hypothetical change in interest rates as of December 31, 2009.  Our analysis does not consider other possible effects that could impact our business.

Real Estate

Portfolio Loans and Related Senior Liens.  As of December 31, 2009, we believe that a loan held in our legacy portfolio that is subordinate to senior liens is not sensitive to changes in interest rates since:

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

Other Loans.  A mortgage owned by a VIE that we consolidated at December 31, 2009 is at a fixed interest rate and, therefore, not subject to interest rate fluctuations.  We resolved this loan in January 2010.

Commercial Finance

We hold commercial finance assets for sale which are comprised of loans and leases at fixed rates of interest.  These assets are generally sold to our leasing investment entities and RCC at fair value, generally within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  To finance these assets, we have a variable rate revolving warehouse credit facility which had outstanding borrowings of $124.9 million at December 31, 2009.  Interest is charged at one of two rates: (i) LIBOR plus 5%, or (ii) the base rate, as defined, plus 4%.  A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $614,000.

Corporate

At December 31, 2009, we had two secured revolving credit facilities for general business use.  Weighted average borrowings on these two facilities were $22.2 million for the first three months of fiscal 2010 at an effective interest rate of 11%.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $187,000.

Our $18.8 million of 12% senior notes are at a fixed rate of interest, and therefore, are not subject to fluctuation.

Foreign Exchange Rate Risk

We have not entered into any forward exchange contracts to hedge our foreign currency rate risk because we do not believe our foreign exchange exposure is significant.

(Back to Index)

(Back to Index)

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Internal Financial Control

During the first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II − OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (2)
3.2	Amended and Restated Bylaws of Resource America. (2)
10.1(a)	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto. (3)
10.1(b)	First Amendment and Joinder to Loan and Security Agreement, dated July 18, 2007. (4)
10.1(c)	Second Amendment and Joinder to Loan and Security Agreement, dated November 15, 2007. (4)
10.1(d)	Third Amendment to Loan and Security Agreement, dated August 7, 2008. (5)
10.1(e)	Fourth Amendment to Loan and Security Agreement, dated September 30, 2008. (6)
10.1(f)	Fifth Amendment to Loan and Security Agreement, dated December 19, 2008. (1)
10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009. (10)
10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009. (14)
10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009. (16)
10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (8)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (8)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (8)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (8)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (8)
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

10.7(b)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (9)
10.8(c)	Fifth Amendment to Receivables Loan and Security Agreement, dated as of May 23, 2008. (5)
10.8(d)	Sixth Amendment to Receivables Loan and Security Agreement, dated as of November 13, 2008. (8)
10.9(a)	Credit Agreement, dated July 31, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (11)
10.9(b)	Guaranty and Suretyship Agreement by registrant and Resource Leasing, Inc. in favor of National City Bank. (11)
10.9(c)	First Amendment to Credit Agreement, dated August 14, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (12)
10.9(d)	Second Amendment to Credit Agreement, dated December 22, 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (9)
10.9(e)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (13)
10.9(f)	Seventh Amendment to Credit Agreement, dated July 31, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (17)
10.9(g)	Eighth Amendment to Credit Agreement, dated September 30, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (17)
10.10	Note Purchase Agreement (including the form of Senior Note, form of Warrant and form of Registration Rights Agreement). (15)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(7)	[Intentionally omitted]

(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 27, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 4, 2006 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 17, 2006 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on December 14, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 9, 2010	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2010	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer (Principal Accounting Officer)