Form 10-Q
period 2010-03-31
RESOURCE AMERICA INC
filed 2010-05-10
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of outstanding shares of the registrant’s common stock on May 3, 2010 was 18,986,768 shares.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS
Cash	$7,324	$26,197
Restricted cash	2,547	2,741
Receivables	2,245	1,358
Receivables from managed entities and related parties, net	60,362	55,047
Investments in commercial finance - held for investment, net	749	2,429
Investments in commercial finance - held for sale, net	102,642	142,701
Investments in real estate, net	27,818	27,313
Investment securities available-for-sale, at fair value	23,540	19,500
Investments in unconsolidated entities	14,528	16,241
Property and equipment, net	10,332	13,435
Deferred tax assets	43,055	45,656
Goodwill	7,969	7,969
Intangible assets, net	3,239	3,637
Other assets	16,514	11,616
Total assets	$322,864	$375,840

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$31,883	$40,986
Payables to managed entities and related parties	197	1,284
Borrowings	144,473	191,383
Deferred tax liabilities	2,046	2,046
Total liabilities	178,599	235,699

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 28,162,141 and 27,757,849 shares issued, respectively (including nonvested restricted stock of 783,698 and 552,461, respectively)	274	272
Additional paid-in capital	280,183	277,944
Accumulated deficit	(23,820)	(22,471)
Treasury stock, at cost; 9,154,450 and 9,213,665 shares, respectively	(99,722)	(100,367)
Accumulated other comprehensive loss	(11,972)	(15,560)
Total stockholders’ equity	144,943	139,818
Noncontrolling interests	(678)	323
Total equity	144,265	140,141
Total liabilities and equity	$322,864	$375,840

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
REVENUES:
Real estate	$5,770	$5,173	$12,717	$12,063
Commercial finance	7,409	13,335	16,232	28,486
Financial fund management	6,221	8,611	15,873	18,530
	19,400	27,119	44,822	59,079
COSTS AND EXPENSES:
Real estate	5,516	5,370	10,243	11,288
Commercial finance	4,731	6,774	9,306	14,223
Financial fund management	4,700	5,082	9,404	10,810
General and administrative	2,768	3,670	6,200	7,678
(Gain) loss on sale of leases and loans	(31)	(86)	551	(319)
Provision for credit losses	1,210	853	1,986	4,597
Depreciation and amortization	2,382	1,535	4,588	3,082
	21,276	23,198	42,278	51,359
OPERATING (LOSS) INCOME	(1,876)	3,921	2,544	7,720
OTHER (EXPENSE) INCOME:
Total other-than-temporary impairment losses on investment securities	(297)	(3,039)	(297)	(7,962)
Portion recognized in other comprehensive loss	−	−	−	−
Net other-than-temporary impairment losses recognized in earnings	(297)	(3,039)	(297)	(7,962)
Loss on sale of loans and investment securities, net	(424)	(11,588)	(424)	(11,588)
Interest expense	(3,871)	(5,924)	(7,688)	(14,323)
Other income, net	637	544	1,207	2,243
	(3,955)	(20,007)	(7,202)	(31,630)
Loss from continuing operations before taxes	(5,831)	(16,086)	(4,658)	(23,910)
Income tax benefit	(3,986)	(3,460)	(3,401)	(7,606)
Loss from continuing operations	(1,845)	(12,626)	(1,257)	(16,304)
Loss from discontinued operations, net of tax	(2)	(163)	(2)	(88)
Net loss	(1,847)	(12,789)	(1,259)	(16,392)
Add: Net loss attributable to noncontrolling interests	615	1,156	998	1,539
Net loss attributable to common shareholders	$(1,232)	$(11,633)	$(261)	$(14,853)
Basic loss per share attributable to common shareholders:
Continuing operations	$(0.06)	$(0.62)	$(0.01)	$(0.80)
Discontinued operations	−	(0.01)	−	(0.01)
Net loss	$(0.06)	$(0.63)	$(0.01)	$(0.81)
Weighted average shares outstanding	19,089	18,468	18,888	18,374
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.06)	$(0.62)	$(0.01)	$(0.80)
Discontinued operations	−	(0.01)	−	(0.01)
Net loss	$(0.06)	$(0.63)	$(0.01)	$(0.81)
Weighted average shares outstanding	19,089	18,468	18,888	18,374
Dividends declared per common share	$0.03	$0.07	$0.06	$0.14
Amounts attributable to common shareholders:
Loss from continuing operations, net of tax	$(1,230)	$(11,470)	$(259)	$(14,765)
Discontinued operations, net of tax	(2)	(163)	(2)	(88)
Net loss	$(1,232)	$(11,633)	$(261)	$(14,853)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED MARCH 31, 2010
(in thousands)
(unaudited)

	Attributable to Common Shareholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Comprehensive (Loss) Income
Balance at October 1, 2009	$272	$277,944	$(22,471)	$(100,367)	$(15,560)	$139,818	$323	$140,141
Net loss attributable to common shareholders	-	−	(261)	-	-	(261)	−	(261)	$(261)
Loss attributable to the noncontrolling interests	-	−	-	-	-	-	(998)	(998)	(998)
Issuance of warrants in the senior note offering	-	1,042	-	-	-	1,042	-	1,042	−
Treasury shares issued	-	(397)	-	645	-	248	−	248	−
Equity-based awards	2	1,594	-	-	-	1,596	30	1,626	−
Cash dividends	-	-	(1,088)	-	-	(1,088)	−	(1,088)	−
Other comprehensive income (loss)	-	-	-	−	3,588	3,588	(33)	3,555	3,555
Balance at March 31, 2010	$274	$280,183	$(23,820)	$(99,722)	$(11,972)	$144,943	$(678)	$144,265	$2,296

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Six Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,259)	$(16,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net other-than-temporary impairment losses recognized in earnings	297	7,962
Depreciation and amortization	6,721	4,156
Provision for credit losses	1,986	4,597
Equity in earnings of unconsolidated entities	(3,441)	(199)
Distributions from unconsolidated entities	2,701	3,053
Loss (gain) on sale of leases and loans	551	(319)
Loss on sale of loans and investment securities, net	424	11,588
Gain on sale of assets	(287)	(688)
Deferred income tax provision (benefit)	33	(14,520)
Equity-based compensation issued	2,014	2,775
Equity-based compensation received	(375)	(98)
Decrease in commercial finance investments − held for sale	37,182	4,390
Changes in operating assets and liabilities	(19,655)	(4,534)
Net cash provided by operating activities	26,892	1,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(236)	(184)
Payments received on real estate loans and real estate	2,885	10,036
Investments in real estate	(1,512)	(2,232)
Purchase of commercial finance assets − held for investment	-	(41,942)
Payments received on commercial finance assets − held for investment	-	33,643
Purchase of loans and investments	(1,011)	(19,036)
Proceeds from sale of loans and investments	1,510	13,275
Principal payments received on loans	333	3,975
Other	-	221
Net cash provided by (used in) investing activities	1,969	(2,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	71,001	263,714
Principal payments on borrowings	(116,525)	(258,054)
Dividends paid	(1,088)	(2,480)
Decrease in restricted cash	194	9,326
Repurchase of subsidiary stock held by a noncontrolling stockholder	-	(264)
Other	(1,316)	(1,684)
Net cash (used in) provided by financing activities	(47,734)	10,558

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	-	(8)
Financing activities	-	(77)
Net cash used in discontinued operations	-	(85)
(Decrease) increase in cash	(18,873)	10,000
Cash at beginning of year	26,197	14,910
Cash at end of period	$7,324	$24,910

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

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

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“fiscal 2009”).  The results of operations for the three and six months ended March 31, 2010 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2010 (“fiscal 2010”).

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

Variable interests in the Company’s real estate segment relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of March 31, 2010 and September 30, 2009, the Company had one and two such interests, respectively, wherein the Company was deemed to be the primary beneficiary of the VIE and the entities were included in the consolidated financial statements.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2009 consolidated financial statements to conform to the fiscal 2010 presentation.  Minority interests, previously classified as a liability, are now presented as noncontrolling interests as a separate component of equity.  In addition, minority interest expense of $1.2 million (net of tax of $431,000) and $1.5 million for the three and six months ended March 31, 2009, respectively, has been reclassified as noncontrolling interests.

Investments in Commercial Finance

Allowance for credit losses.  The Company evaluates the adequacy of the allowance for credit losses in commercial finance (including investments in leases and loans and future payment card receivables) based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The Company fully reserves, net of recoveries, all leases and loans after 180 days past due.

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

The Company’s commercial finance operating segment has goodwill of $8.0 million which is tested annually in May for impairment.  Due to the potential impact of the economic recession and the scarcity of debt financing in the marketplace, the Company performs an interim assessment of its goodwill for impairment each quarter at the commercial finance reporting unit level.  The Company concluded that there has been no impairment of its goodwill.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective
The Financial Accounting Standards Board (“FASB”) has issued the following accounting standard which is not yet effective for the Company:

Variable Interest Entities.  In June 2009, the FASB issued guidance to revise the approach to determine when a VIE should be consolidated.  The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and to provide additional disclosures.  This guidance will be effective for the Company in fiscal 2011.  The Company is assessing the potential effect this guidance will have on its financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (continued)

Recent Accounting Standards − (continued)

Newly Adopted Accounting Principles
The Company adopted the following accounting standards during the first six months of fiscal 2010:

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP.  This guidance was effective upon issuance.

Fair Value Measurements.  In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective for the Company in fiscal 2011.

Participating Securities.  In June 2008, the FASB issued guidance which requires nonvested equity awards that contain non-forfeitable rights to dividends or dividend equivalents, or participating securities, to be included in computing earnings per share pursuant to the two-class method.  The Company has adjusted all earnings per share data presented accordingly.

Noncontrolling Interests.  In December 2007, the FASB established accounting and reporting guidance for a noncontrolling (minority) interest in a subsidiary which requires that the noncontrolling interest be reported as a separate component of stockholders’ equity and that net income (loss) attributable to noncontrolling interests and net income (loss) attributable to the Company be presented separately in the consolidated statements of operations.  The Company adopted the provisions of this guidance at the beginning of fiscal 2010.

The adoption of these standards, other than noncontrolling interests as noted in Note 12, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Six Months Ended March 31,
	2010	2009
Cash paid during the period for:
Interest	$5,699		$14,080
Income taxes	$462		$1,388

Non-cash activities include the following:
Fair value of warrants recorded as a discount to the Senior Notes	$2,339		$-
Transfer of commercial finance assets-held for investment to held for sale	$392		$-

Property received from the foreclosure on a real estate loan:
Investment in real estate loans	$-		$(2,837)
Investment in real estate owned	$-		$2,837

Non-cash effects from the deconsolidation of entities (1):
Cash	$43		$959
Restricted cash	$-		$10,651
Due from affiliates	$-		$(8,410)
Receivables	$9		$(6,564)
Loans held for investment	$-		$229,097
Investments in commercial finance-held for investment, net	$-		$185,784
Investments in unconsolidated entities	$6	$	−
Property and equipment, net	$1,638	$	−
Other assets	$749		$4,230
Accrued expense and other liabilities	$(174)		$(7,540)
Borrowings	$(1,013)		$(401,162)
Equity	$(1,258)		$(7,045)

(1)
Reflects the deconsolidation of a real estate VIE and two financial fund management partnerships for the six months ended March 31, 2010 and two entities, Apidos CDO VI and LEAF Commercial Finance Fund, LLC (“LCFF”), for the six months ended March 31, 2009.  As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheet.  The sum of the assets removed equates to the sum of the liabilities and equity that was similarly eliminated, and as such, there was no change in net assets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 4 – INVESTMENTS IN COMMERCIAL FINANCE

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	March 31, 2010			September 30, 2009
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Loans (1)	$404	$17,324	$17,728	$385	$60,441	$60,826
Direct financing leases, net	169	68,924	69,093	1,480	72,236	73,716
Future payment card receivables, net	610	−	610	3,774	−	3,774
Assets subject to operating leases, net (2)	56	16,394	16,450	−	10,024	10,024
Allowance for credit losses	(490)	−	(490)	(3,210)	−	(3,210)
Investments in commercial finance, net	$749	$102,642	$103,391	$2,429	$142,701	$145,130

(1)	The interest rates on loans generally range from 8% to 14%.

(2)
Net of accumulated depreciation of $1.8 million and $737,000 for commercial finance assets held for sale as of March 31, 2010 and September 30, 2009, respectively, and $44,000 and $0 for commercial finance assets held for investment as of March 31, 2010 and September 30, 2009, respectively.

The components of direct financing leases are as follows (in thousands):

	March 31, 2010			September 30, 2009
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$204	$79,866	$80,070	$1,959	$84,534	$86,493
Initial direct costs, net of amortization	3	1,071	1,074	6	1,157	1,163
Unguaranteed residuals	6	3,254	3,260	17	3,376	3,393
Security deposits	−	(133)	(133)	(87)	(69)	(156)
Unearned income	(44)	(15,134)	(15,178)	(415)	(16,762)	(17,177)
Investments in direct financing leases, net	$169	$68,924	$69,093	$1,480	$72,236	$73,716

The following table summarizes the activity in the allowance for credit losses for commercial finance assets held for investment (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Balance, beginning of period	$2,740	$2,970	$3,210	$1,750
Provision for credit losses	1,160	853	1,936	2,830
Charge-offs	(3,452)	(462)	(4,698)	(1,224)
Recoveries	42	69	42	74
Reduction due to the sale of LCFF	−	(1,500)	−	(1,500)
Balance, end of period	$490	$1,930	$490	$1,930

Leases and loans on non-accrual status as of March 31, 2010 and September 30, 2009 totaled $629,000 and $1.9 million, respectively.  Future payment card receivables, which have been fully reserved, totaled $640,000 and $2.6 million at March 31, 2010 and September 30, 2009, respectively, and are being accounted for on the cost recovery method.

In the three months ended March 31, 2010, the Company changed its method of calculating credit losses on commercial finance assets such that it fully reserves, net of recoveries, all leases and loans after 180 days past due.  In the three and six months ended March 31, 2010, the effect of this change was to increase the provision for credit losses by $878,000 ($465,000 net of tax, or $0.02 per share).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	March 31,	September 30,
	2010	2009
Real estate loans:
Balance, beginning of year	$4,447	$17,413
Collection of principal	−	(9,373)
Foreclosure	−	(2,837)
Interest received	−	(1,249)
Accreted and accrued interest income	85	493
Balance, end of period	4,532	4,447
Less allowance for credit losses	(1,634)	(1,585)
Real estate loans, net	2,898	2,862
Real estate:
Ventures	9,026	8,189
Owned, net of accumulated depreciation of $3,599 and $3,212	15,894	16,262
Total real estate	24,920	24,451
Investments in real estate, net	$27,818	$27,313

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Balance, beginning of year	$1,585	$1,158	$1,585	$1,129
Provision for credit losses	49	−	49	29
Balance, end of period	$1,634	$1,158	$1,634	$1,158

The Company has a $1.6 million real estate loan on non-accrual status which was fully reserved for at March 31, 2010 and September 30, 2009.  The amount of interest foregone on this loan for the three and six months ended March 31, 2010 and 2009 was $26,250 and $50,500 and $22,500 and $45,500, respectively.

The Company has another loan with a face value of $73,000 (book value of $49,000) which was on non-accrual status and fully reserved for at March 31, 2010.  The loan was current as of September 30, 2009.  The amount of interest foregone on this loan for the three and six months ended March 31, 2010 was $1,200 and $2,500, respectively.

NOTE 6 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010:
CDO securities	$6,964	$1,442	$(353)	$8,053
Equity securities	31,124	60	(15,697)	15,487
Total	$38,088	$1,502	$(16,050)	$23,540

September 30, 2009:
CDO securities	$9,777	$268	$(1,800)	$8,245
Equity securities	30,180	−	(18,925)	11,255
Total	$39,957	$268	$(20,725)	$19,500

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 6 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE – (continued)

The CDO securities represent the Company’s retained equity investments in four and six CDO issuers that it has sponsored and manages as of March 31, 2010 and September 30, 2009, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuation which, accordingly, has an impact on their fair value.

The Company holds 2.3 million shares of RCC common stock along with options to acquire an additional 2,166 shares (exercise price of $15.00 per share).  The Company also holds 18,972 shares of TBBK common stock.  These investments are pledged as collateral on the Company’s secured corporate credit facility.

Unrealized losses along with the related fair value aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2010:
CDO securities	$	−	$	−	−	$4,082	$(353)	1
Equity securities		−		−	−	15,318	(15,697)	1
Total	$	−	$	−	−	$19,400	$(16,050)	2

September 30, 2009:
CDO securities	$	−	$	−	−	$7,111	$(1,800)	4
Equity securities		−		−	−	11,255	(18,925)	1
Total	$	−	$	−	−	$18,366	$(20,725)	5

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  The primary inputs used in producing the internally generated expected cash flows models to determine the fair value of these CDO investments are as follows:  (i) constant default rate (3%); (ii) loss recovery percentage (65% for the first year, 70% thereafter); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (95% for the first year, 99% thereafter) and (v) discount rate (27.5%).  Specifically, with respect to its evaluation of its investment in RCC, the Company also takes into consideration its role as the external manager and the value of its contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.

Other-than-Temporary Impairment Losses.  During the three and six months ended March 31, 2010, the Company recorded a charge of $297,000 for the other-than-temporary impairment of one of its CDO investments, primarily with investments in financial institutions.  During the three and six month ended March 31, 2009, the Company recorded charges of $3.0 million and $8.0 million, respectively, for the other-than-temporary impairment of certain of its CDO investments, primarily those related to investments in bank loans ($796,000 and $4.9 million, respectively), including those related to investments in European loans ($0 and $2.0 million, respectively), and investments in financial institutions ($2.2 million and $3.1 million, respectively).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	March 31, 2010	September 30, 2009	Range of Combined Partnership Interests
	(unaudited)
Real estate investment entities	$9,727	$11,918	5% – 11%
Financial fund management partnerships	3,752	3,429	5% − 10%
Commercial finance investment entities	438	−	1% − 6%
Trapeza entities	611	894	33% − 50%
Investments in unconsolidated entities	$14,528	$16,241

Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 18).  The general partner of those entities is owned equally by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative Net Profits/Net Losses (as defined under the Trapeza partnership agreements) and allocates income/loss to limited and general partners according to the terms of such agreements.

NOTE 8 – VARIABLE INTEREST ENTITIES

Consolidated VIEs

The following table reflects the assets and liabilities of one and two real estate VIEs that were included in the Company’s consolidated balance sheets as of March 31, 2010 and September 30, 2009, respectively (in thousands):

	March 31,	September 30,
	2010	2009
Cash	$ −	$42
Property and equipment, net	1,136	2,868
Other assets	−	373
Total assets	$1,136	$3,283

Accrued expenses and other liabilities	$482	$170
Borrowings	−	1,057
Total liabilities	$482	$1,227

VIE Not Consolidated

On December 1, 2009, the Company sold its interests in VIP Borrower (an unconsolidated VIE that held the Company’s interests in a real estate joint venture) to RCC at its book value, $2.1 million.  The Company, however, has retained management of the joint venture assets and will continue to receive fees in connection with the acquisition, investment management and disposition of new assets acquired by the joint venture.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 9 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	March 31,	September 30,
	Lives	2010	2009
Land	−	$200	$200
Building	39 years	1,666	1,666
Leasehold improvements	1-15 years	6,129	6,185
Real estate assets – consolidated VIE	40 years	1,600	3,900
Furniture and equipment	3-10 years	12,285	12,699
		21,880	24,650
Accumulated depreciation and amortization		(11,548)	(11,215)
Property and equipment, net		$10,332	$13,435

In January 2010, the Company sold its interest in a property previously consolidated as a VIE.  Due to the sale, the VIE was deconsolidated, thereby eliminating $2.3 million of real estate assets and $633,000 of related accumulated depreciation from the consolidated balance sheets.

NOTE 10 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31,		September 30,
	2010		2009
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Secured revolving credit facility:
PNC Bank	$100,000	$96,500	$136,500

Corporate:
Secured revolving credit facilities:
TD Bank (1)	$17,568	17,568	26,502
Sovereign	−	−	577
	$17,568	17,568	27,079

Senior Notes (2)		13,505	10,629

Note payable - RCC		2,000	−
Other debt		14,900	17,175
Total borrowings outstanding		$144,473	$191,383

(1)	Borrowings do not reflect letters of credit of $401,000 and $246,000 at March 31, 2010 and September 30, 2009, respectively; however, the amount of the facility as shown has been reduced accordingly.

(2)
The Company’s outstanding Senior Notes are reflected net of an unamortized discount of $5.3 million and $4.9 million at March 31, 2010 and September 30, 2009, respectively, related to the fair value of detachable warrants issued with the Senior Notes.

Commercial Finance – Secured revolving credit facility

PNC, N.A. (“PNC Bank”).  LEAF Financial Corporation, the Company’s commercial finance subsidiary (“LEAF”), has a $100.0 million revolving warehouse credit facility with a group of banks led by PNC Bank.  The facility is non-recourse to the Company.  On March 31, 2010, the facility was amended to extend its maturity to May 15, 2010 in order to provide additional time to negotiate the terms and documentation of a longer-term facility.  Under the terms of the extension, the maximum borrowing limit reduces by the amount of unused capacity in excess of $25.0 million if created by sales of commercial finance assets to any of the LEAF-sponsored investment funds.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 10 – BORROWINGS − (continued)

Commercial Finance – Secured revolving credit facility – (continued)

If the Company is unable to renew or further extend the facility, it may be required to seek alternative financing which may not be available on similar terms, or at all.  Failure to obtain comparable financing could result in increased financing costs, while failure to obtain replacement financing could require the Company to sell assets or result in the foreclosure on the assets securing the facility.

Recent amendments to the PNC line have reduced the maximum borrowing capacity under the facility as of the dates presented, as follows (in millions):

Maximum Borrowing
As of Date	Capacity
March 24, 2010	$100.0
February 26, 2010	$107.5
January 19, 2010	$115.0
December 31, 2009	$125.0
July 31, 2006	$150.0

These amendments also expanded the collateral for borrowings to include all commercial finance assets, added another subsidiary as guarantor, altered certain covenants, increased the interest rate on base rate borrowings to the base rate plus 4% and on London Interbank Offered Rate (“LIBOR”) based borrowings to LIBOR plus 5%, reduced the advance rate and altered certain covenants.  The base rate is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) LIBOR plus 1%.

Weighted average borrowings for the three and six months ended March 31, 2010 were $112.2 million and $124.5 million, respectively, at an effective interest rate of 7.7% and 6.6%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2009 were $137.2 million and $139.9 million, respectively, at an effective interest rate of 4.4% and 4.8%, respectively.

Corporate − Secured Revolving Credit Facilities

TD Bank, N.A. (“TD Bank”).  In November 2009, the revolving credit facility with TD Bank facility was amended primarily to (i) extend the maturity date of the facility for an additional year to October 15, 2011, (ii) decrease the borrowing base to $20.0 million as of November 6, 2009, (iii) reduce the interest rate on the loan to (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5% and (iii) reduce the monthly reduction in maximum credit facility amount from $850,000 to $150,000 per month.  The amendment requires the Company to further reduce the maximum revolving credit amount to $15.0 million as of June 30, 2010.  In consideration for these modifications, the Company paid a fee of $345,000 to the lender.  Weighted average borrowings for the three and six months ended March 31, 2010 were $18.4 million and $20.0 million, respectively, at an effective interest rate of 9.9% and 10.6%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2009 were $43.6 million for both periods at an effective interest rate of 8.4% and 7.1%, respectively.  The line was fully utilized at March 31, 2010 and September 30, 2009.

Sovereign Bank.  Upon the maturity of the Sovereign Bank revolving line of credit on February 28, 2010, the Company repaid the remaining balance and the facility was terminated.  The interest charged on outstanding borrowings was at the prime rate.  Weighted average borrowings for the three and six months ended March 31, 2010 were $359,000 and $470,000, respectively, at an effective interest rate of 3.5% and 3.4%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2009 were $4.5 million and $5.7 million, respectively, at an effective interest rate of 5.9% and 5.3%, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 10 – BORROWINGS − (continued)

Corporate – Senior Notes

On October 6, 2009, the Company completed a private offering to certain senior executives and shareholders of the Company with the sale of an additional $3.2 million aggregate principal amount of its Senior Notes due 2012 and 5-year detachable warrants to purchase 637,255 shares (at $5.10 per share) with the same terms as the original Senior  Notes issued in the offering in September 2009.  In total, the Company sold $18.8 million of Senior Notes with detachable warrants to purchase 3,690,195 shares.  The Senior Notes require quarterly payments of interest in arrears on March 31, June 30, September 30 and December 31 each year, beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  As required by the TD Bank credit agreement, the Company paid down outstanding borrowings on the TD facility with $5.6 million of proceeds from the offering.  In addition, until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.

The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values.  The Company used a Black-Scholes pricing model to calculate the fair value of the warrants at $4.9 million for the first issuance and $1.0 million for the subsequent issuance.  The model included assumptions regarding the Company’s dividend yield (2.3%), the Company’s stock price volatility (44.1%), the risk-free interest rate (2.3%) and the expected warrant life of three years.  The Company accounted for the warrants as an increase to additional paid in capital with an offsetting discount to the Senior Notes.  The discount is being amortized into interest expense over the 3-year term of the Senior Notes using the effective interest method.  The weighted average interest rate for the three and six months ended March 31, 2010 was 19.5% and 19.0%, respectively, inclusive of the discount.

Note Payable - RCC

In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears on April 15th, July 15th, October 15th and January 15th and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds.

Other Debt

In January 2010, the Company sold its interest in a property and deconsolidated the VIE holding the property and associated mortgage.  As of September 30, 2009, the VIE was an obligor under a $1.1 million first mortgage.

Debt Repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending March 31, and thereafter, are as follows (in thousands):

2011	$101,619
2012	25,838
2013	18,884
2014	50
2015	2,029
Thereafter	1,368
$149,788

Covenants

The Company’s debt agreements are subject to certain financial covenants, described below, which are customary for the type and size of its related debt facilities.  The Company was in compliance with all of its debt covenants as of March 31, 2010.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 10 – BORROWINGS − (continued)

Covenants – (continued)

Debt covenants for the corporate secured revolving credit facility include debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can borrow based on a ratio of recourse debt to net worth.

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

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

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net loss	$(1,847)	$(12,789)	$(1,259)	$(16,392)
Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $2,177, $2,681, $2,118 and $(4,026)	3,443	(6,234)	3,324	(5,043)
Less: reclassification for realized losses, net of tax of $268, $1,189, $346 and $3,089	391	2,582	517	4,890
	3,834	(3,652)	3,841	(153)
Minimum pension liability adjustment, net of tax of $0, $255, $(5) and $(210)	−	(258)	5	210
Less: reclassification for realized losses, net of tax of $30, $20, $60 and $40	39	28	77	50
Unrealized gains (losses) on hedging contracts, net of tax of $22, $5,214, $82 and $4,512	35	1,148	126	(1,251)
Transfer of interest rate swaps/caps due to the sale of LCFF, net of tax of $0, $3,574, $0 and $3,574	−	3,170	−	3,170
Foreign currency translation loss	(363)	(349)	(494)	(963)
Comprehensive income (loss)	1,698	(12,702)	2,296	(15,329)
Comprehensive loss (income) attributable to noncontrolling interests	615	(84)	1,031	322
Comprehensive income (loss) attributable to common shareholders	$2,313	$(12,786)	$3,327	$(15,007)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, beginning of period	$(12,791)	$(388)	$16	$(2,397)	$(15,560)
Current period changes	3,841	159	(494)	82	3,588
Balance, end of period	$(8,950)	$(229)	$(478)	$(2,315)	$(11,972)

(1)
Included in accumulated other comprehensive loss as of March 31, 2010 and September 30, 2009 is a net unrealized loss of $229,000 (net of tax benefit of $171,000 and noncontrolling interest of $33,000) and $388,000 (net of tax benefit of $253,000), respectively, related to hedging instruments held by LEAF’s investment funds in which the Company owns an equity interest.  The Company has no other hedging activity as of March 31, 2010 and September 30, 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 12 – NONCONTROLLING INTERESTS

Noncontrolling interests, in accordance with newly-adopted FASB guidance, are reflected as a separate component of equity.  The guidance also requires that losses are to be attributed to a noncontrolling interest even when the carrying value of the noncontrolling interest has been reduced to zero.  For the three and six months ended March 31, 2010, the Company attributed losses to noncontrolling interests of $562,000 (net of tax of $228,000) and $940,000 (net of tax of $502,000), respectively, related to its commercial finance and financial fund management operations.  If the Company had not followed the new guidance, net loss attributable to noncontrolling interests, net loss and per share amounts attributable to common shareholders would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010
Loss from continuing operations, net of tax	$(1,845)	$(1,257)
Net loss attributable to noncontrolling interests	53	58
Discontinued operations, net	(2)	(2)
Net loss attributable to common shareholders	$(1,794)	$(1,201)
Basic loss per common share:
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	−	−
Net loss	$(0.09)	$(0.06)
Weighted average shares outstanding	19,089	18,888
Diluted loss per common share:
Continuing operations	$(0.09)	$(0.06)
Discontinued operations	−	−
Net loss	$(0.09)	$(0.06)
Weighted average shares outstanding	19,089	18,888

NOTE 13 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period.  The diluted EPS computation (“Diluted EPS”) takes into account the effect of dilutive potential common shares.  Potential common shares, consisting primarily of stock options, warrants and director deferred shares, are calculated using the treasury stock method.

Effective October 1, 2009, the Company adopted and retrospectively applied a FASB-issued standard that requires nonvested share-based awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share.  The adoption of this standard increased the weighted average number of Basic and Diluted shares by 653,000 and 648,000 for the three and six months ended March 31, 2009, respectively, and decreased the Basic and Diluted loss per common share by $0.02 (from a loss per share of $0.65 to $0.63) for the quarter and by $0.03 (from a loss per common share of $0.84 to $0.81) to for the six months ended March 31, 2009, respectively.

Due to the losses incurred for the periods presented, options and warrants were antidilutive and, therefore, were excluded from the Diluted EPS computation.  For the three months ended March 31, 2010 and 2009, excluded were outstanding options to purchase 1.5 million and 2.7 million shares of common stock, respectively, at a weighted average exercise price of $13.03 and $9.82 per share, respectively.  Also excluded from Diluted EPS for the three and six months ended March 31, 2010 were warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11.  No warrants were outstanding during the first six months of fiscal 2009.

NOTE 14 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed an application under the voluntary correction program with the IRS in order to correct certain compliance errors that were made with respect to ESOP.  Additionally, in April 2010, the Company reached a settlement with the U.S. Department of Labor (“DOL”) relating to the ESOP annual report for fiscal 2007.  Finally, the DOL is auditing the ESOP and the Resource America, Inc. Investment Savings Plan for the plan years from 2005 to 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 14 – BENEFIT PLANS – (continued)

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his life or for a period of 10 years from June 2004, whichever is longer.  The Company holds 123,719 shares of TBBK common stock as well as other equity securities with an aggregate value of $502,000 at March 31, 2010 and $850,000 at September 30, 2009, respectively, to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest costs	$106	$127	$212	$256
Expected return on plan assets	(14)	(13)	(29)	(26)
Amortization of actuarial loss	68	45	136	90
Net cost	$160	$159	$319	$320

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	March 31,	September 30,
	2010	2009
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$42,602	$36,285
Financial fund management investment entities	3,377	3,523
Real estate investment entities	12,746	10,905
RCC	1,304	4,101
Other	333	233
Receivables from managed entities and related parties, net	$60,362	$55,047
Payables to managed entities and related parties:
Real estate investment entities	$164	$1,284
RCC	33	−
Payables to managed entities and related parties	$197	$1,284

(1)
Reflects $30,000 and $263,000 in discounts recorded for the six months ended March 31, 2010 and fiscal 2009, respectively, in connection with management fees and reimbursed expenses that the Company expects to receive in the future.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Commercial finance − fees from investment Partnerships (1)	$3,411	$5,580	$7,462	$10,754
Real Estate – fees from investment partnerships and TIC property interests (2)	3,942	1,712	5,839	6,105
Financial Fund Management - fees from managed entities (3)	773	196	1,802	1,385
RCC:
Management, incentive and servicing fees	1,272	1,239	3,761	3,055
Reimbursement of expenses	462	207	854	323
Dividends received	566	615	1,114	2,176
Atlas Energy, Inc. − reimbursement of net costs and expenses	227	469	486	741
1845 Walnut Associates Ltd - payment of rent and operating expenses	(105)	(119)	(253)	(244)
9 Henmar LLC – payment of broker/consulting fees	(5)	(6)	(30)	(44)
Ledgewood P.C. – payment for legal services	(86)	(227)	(242)	(313)

(1)	During the three and six months ended March 31, 2010, the Company waived $197,000 and $421,000, respectively, of fund management fees from one of its investment entities.

(2)
Reflects discounts of $29,000 and $81,000 recorded in the three and six months ended March 31, 2010, respectively, and $128,000 and $241,000 for the three and six months ended March 31, 2009, respectively, in connection with management fees the Company expects to receive in the future.

(3)
Excludes a $2.3 million gain on the repurchase of limited partner interests in two Trapeza partnerships for the six months ended March 31, 2010 and a non-cash incentive fee on the unrealized depreciation in the book value of Trapeza partnership securities totaling $1.7 million and $1.5 million, respectively, for the three and six months ended March 31, 2009.

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

In December 2009, the Company recorded a one-time adjustment of $200,000 ($106,000 net of tax) related to equity compensation expense for previously issued RCC restricted stock and options awarded to members of management.  The Company determined that the amounts that related to prior fiscal years and quarters were immaterial to all prior fiscal years and quarters, including the impact on earnings per share and, therefore, recognized the full adjustment during the first quarter of fiscal 2010.  Additionally, the Company anticipates that the impact on full-year net earnings for fiscal 2010 will be immaterial.

In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears on April 15th, July 15th, October 15th and January 15th and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (continued)

LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and loans are sold to RCC at fair value plus an origination fee of 1%.  During the three and six months ended March 31, 2010, LEAF sold $10.3 million of commercial finance assets to RCC.  During the three and six months ended March 31, 2009, LEAF sold $0 and $6.1 million, respectively, of commercial finance assets to RCC.  In addition, from time to time, LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and facilitation of the timely resolution of problem accounts when collection is considered likely.  LEAF repurchased $140,000 of commercial finance assets from RCC during the three and six months ended March 31, 2010.  During the three and six months ended March 31, 2009, LEAF repurchased $822,000 and $1.4 million, respectively, of commercial finance assets from RCC at a price equal to their fair value.

Chadwick Securities (“Chadwick”), the Company’s wholly-owned broker-dealer, has periodically facilitated transactions through its clearing agent for an affiliate who serves as the manager of RCC.  No fees are charged by Chadwick for these transactions.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s Chief Executive Officer and President.  TBBK provides banking and operational services for Merit.  For the three and six months ended March 31, 2010, Merit paid $3,000 and $9,000, respectively, in fees to TBBK.  For the three and six months ended March 31, 2009, Merit paid $11,800 and $35,800, respectively, in fees to TBBK.  Additionally, the Company had $39,000 and $676,000 in deposit accounts at TBBK at March 31, 2010 and 2009, respectively.

Transactions between LEAF and Its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  LEAF sold $29.8 million and $60.7 million of leases and loans during the three and six months ended March 31, 2010, respectively, to the LEAF Funds.  During the three and six months ended March 31, 2009, LEAF sold $104.4 million and $174.6 million, respectively, of leases and loans to the LEAF funds at a price equal to their fair value.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds.  During the three and six months ended March 31, 2010, LEAF purchased $3.2 million of leases and loans back from the LEAF Funds.  LEAF purchased $144,000 and $1.1 million of leases and loans back from the LEAF Funds during the three and six months ended March 31, 2009, respectively, at a price equal to their fair value.

NOTE 16 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
RCC dividend income	$566	$615	$1,114	$2,176
Interest income	78	31	159	108
Other expense, net	(7)	(102)	(66)	(41)
Other income, net	$637	$544	$1,207	$2,243

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 17 – FAIR VALUE

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

As of March 31, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities available-for-sale	$15,487	$	−	$8,053	$23,540

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Six Months Ended
March 31, 2010
Balance, beginning of period	$63,292
Purchases, sales, issuances and settlements, net	(1,704)
Transfer to nonrecurring	(55,047)
Loss on sale of investment securities, net	(424)
Other-than-temporary impairment loss	(297)
Change in unrealized losses included in accumulated other comprehensive loss	2,233
Balance, end of period	$8,053

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 17 – FAIR VALUE – (continued)

The following table presents the hierarchy level for each of the Company’s assets and liabilities that were measured at fair value on a nonrecurring basis at March 31, 2010 (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−		$629	$629
Receivables from managed entities – commercial finance and real estate		−		−		2,329	2,329
Investments in commercial finance – held for sale		−		−		102,642	102,642
Total	$	−	$	−		$105,600	$105,600

Liabilities:
Senior Notes	$	−		$2,239	$	−	$2,239

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The fair value of financial instruments was as follows (in thousands):

	March 31, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$60,632	$60,632	$55,047	$55,047
Investments in commercial finance – held for investment − loans	404	404	385	385
Investments in real estate loans, net	2,898	920	2,862	823
	$63,934	$61,956	$58,294	$56,255
Borrowings: (1)
Commercial finance debt	$96,500	$96,500	$136,500	$136,500
Corporate secured revolving credit facilities	17,568	17,568	27,079	27,079
Real estate debt	12,078	10,798	13,198	11,305
Senior Notes	13,505	13,505	10,629	10,629
Other debt	4,822	4,822	3,977	3,977
	$144,473	$143,193	$191,383	$189,490

(1)
The carrying value of the Company’s floating rate debt approximates its fair value because of its short-term maturity and the variable interest rates in the debt agreements.  The carrying value of the Company’s fixed rate debt approximates its fair value due to its recent issuance.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Chadwick serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $121,000 as of March 31, 2010 and September 30, 2009, respectively.  As of March 31, 2010 and September 30, 2009, Chadwick’s net capital was $1.0 million and $1.2 million, respectively, which exceeded the minimum requirements by $940,000 and $1.1 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 18 - COMMITMENTS AND CONTINGENCIES – (continued)

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share) and, as a result of these transactions, reduced its clawback liability to $1.2 million at March 31, 2010 from $5.7 million at September 30, 2009.

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

In April 2010, the Company was advised that Riverside was closed by the Office of the Comptroller and that the Federal Deposit Insurance Company (“FDIC”) was appointed as receiver of the bank.  Riverside has filed a motion for an order substituting the FDIC as plaintiff and staying the litigation for 90 days.  Such motion is pending.

Real Estate Commitment.  In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if the Company’s net worth falls below $80.0 million.  The Company’s obligation runs through December 31, 2014.  In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, the Company has not been required to make any payments resulting from these agreements.

Real Estate Carveouts.  The Company’s real estate investment entities obtain senior lien financing with respect to acquired properties, on a non-recourse basis, with the lenders’ remedies limited to the properties securing the senior lien financing.  The non-recourse nature of these loans is subject to limited standard exceptions, or carveouts, which the Company has guaranteed.  These carveouts will expire as the related indebtedness is paid down over the next ten years.  Subsidiaries of the Company are both (i) the general partners of the real estate limited partnerships or the asset managers of the TIC investment programs and (ii) the property managers of all of these properties.  As a result, the Company has control over the operations of the underlying assets which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of March 31, 2010, except for the clawback liability recorded for the two Trapeza entities, the Company does not believe it is probable that any payments will be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)		Total
Three Months Ended March 31, 2010
Revenues from external customers	$5,482	$8,125	$5,757	$	−	$19,364
Equity in earnings (losses) of unconsolidated entities	288	(716)	464		−	36
Total revenues	5,770	7,409	6,221		−	19,400
Segment operating expenses	(5,516)	(4,731)	(4,700)		−	(14,947)
General and administrative expenses	(62)	(92)	(710)		(1,904)	(2,768)
Gain on sale of leases and loans	−	31	−		−	31
Provision for credit losses	(49)	(1,160)	(1)		−	(1,210)
Depreciation and amortization	(315)	(1,831)	(55)		(181)	(2,382)
Interest expense	(267)	(2,208)	(1)		(1,395)	(3,871)
Net other-than-temporary impairment losses recognized	−	−	(297)		−	(297)
Loss on the sale of loans and investment securities	−	−	(424)		−	(424)
Other income (expense), net	78	−	564		(5)	637
Pretax loss attributable to noncontrolling interests (2)	51	789	−		−	840
(Loss) income from continuing operations including noncontrolling interests before intercompany interest and taxes	(310)	(1,793)	597		(3,485)	(4,991)
Intercompany interest (expense) income	−	(1,553)	−		1,553	−
(Loss) income from continuing operations including noncontrolling interests before taxes	$(310)	$(3,346)	$597		$(1,932)	$(4,991)
Six Months Ended March 31, 2010
Revenues from external customers	$12,185	$17,562	$11,634	$	−	$41,381
Equity in earnings (losses) of unconsolidated entities	532	(1,330)	4,239		−	3,441
Total revenues	12,717	16,232	15,873		−	44,822
Segment operating expenses	(10,243)	(9,306)	(9,404)		−	(28,953)
General and administrative expenses	(134)	(211)	(1,559)		(4,296)	(6,200)
Loss on sales of leases and loans	−	(551)	−		−	(551)
Provision for credit losses	(49)	(1,936)	(1)		−	(1,986)
Depreciation and amortization	(658)	(3,444)	(113)		(373)	(4,588)
Interest expense	(518)	(4,248)	(2)		(2,920)	(7,688)
Net other-than-temporary impairment losses recognized	−	−	(297)		−	(297)
Loss on the sale of loans and investment securities	−	−	(424)		−	(424)
Other income (expense), net	152	−	1,112		(57)	1,207
Pretax loss attributable to noncontrolling interests (2)	57	1,435	8		−	1,500
Income (loss) from continuing operations including noncontrolling interests before intercompany interest and taxes	1,324	(2,029)	5,193		(7,646)	(3,158)
Intercompany interest (expense) income	−	(3,125)	−		3,125	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$1,324	$(5,154)	$5,193		$(4,521)	$(3,158)

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
March 31, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS − (Continued)

	Real estate	Commercial finance	Financial fund management	All other (1)		Total
Three Months Ended March 31, 2009
Revenues from external customers	$5,634	$13,608	$7,364	$	−	$26,606
Equity in (losses) earnings of unconsolidated entities	(461)	(273)	1,247		−	513
Total revenues	5,173	13,335	8,611		−	27,119
Segment operating expenses	(5,370)	(6,774)	(5,082)		−	(17,226)
General and administrative expenses	(44)	(76)	(670)		(2,880)	(3,670)
Gain on sale of leases and loans	−	86	−		−	86
Provision for credit losses	−	(853)	−		−	(853)
Depreciation and amortization	(300)	(960)	(55)		(220)	(1,535)
Interest expense	(210)	(2,959)	(1,744)		(1,011)	(5,924)
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Net other-than-temporary impairment losses recognized	−	−	(3,039)		−	(3,039)
Other income (expense), net	52	18	605		(131)	544
Pretax loss (income) attributable to noncontrolling interests (2)	26	(400)	1,099		−	725
(Loss) income from continuing operations including noncontrolling interests before intercompany interest and taxes	(673)	1,417	(11,863)		(4,242)	(15,361)
Intercompany interest (expense) income	−	(1,412)	−		1,412	−
(Loss) income from continuing operations including noncontrolling interests before taxes	$(673)	$5	$(11,863)		$(2,830)	$(15,361)
Six Months Ended March 31, 2009
Revenues from external customers	$12,723	$29,063	$17,094	$	−	$58,880
Equity in (losses) earnings of unconsolidated entities	(660)	(577)	1,436		−	199
Total revenues	12,063	28,486	18,530		−	59,079
Segment operating expenses	(11,288)	(14,223)	(10,810)		−	(36,321)
General and administrative expenses	(102)	(182)	(1,669)		(5,725)	(7,678)
Gain on sale of leases and loans	−	319	−		−	319
Provision for credit losses	(29)	(2,830)	(1,738)		−	(4,597)
Depreciation and amortization	(615)	(1,908)	(111)		(448)	(3,082)
Interest expense	(474)	(7,069)	(5,009)		(1,771)	(14,323)
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Net other-than-temporary impairment losses recognized	−	−	(7,962)		−	(7,962)
Other income (expense), net	147	78	2,166		(148)	2,243
Pretax losses attributable to noncontrolling interests (2)	7	−	1,532		−	1,539
(Loss) income from continuing operations including noncontrolling interests before intercompany interest and taxes	(291)	2,671	(16,659)		(8,092)	(22,371)
Intercompany interest (expense) income	−	(2,929)	−		2,929	−
Loss from continuing operations including noncontrolling interests before taxes	$(291)	$(258)	$(16,659)		$(5,163)	$(22,371)
Segment assets
March 31, 2010	$148,851	$170,359	$35,379		$(31,725)	$322,864
March 31, 2009	$147,592	$179,531	$33,833		$(24,377)	$336,579

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
Management views its segment operations to include the pretax income or loss attributable to noncontrolling interests.  However, these interests are excluded from income (loss) from continuing operations as computed in accordance with GAAP and should be deducted to compute income (loss) from continuing operations as reflected in the Company’s consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS – (continued)

Geographic Information.  Revenues generated from the Company’s European operations totaled $741,000 and $1.6 million for the three and six months ended March 31, 2010, respectively, and $585,000 and $1.5 million for the three and six months ended March 31, 2009, respectively.  Included in the segment assets are European assets of $6.5 million and $4.7 million as of March 31, 2010 and 2009, respectively.

Major Customer.  For the three and six months ended March 31, 2010, the total of the management, incentive and servicing fees that the Company received from RCC were 6.6% and 8.4% of its consolidated revenues, respectively.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 20 – SUBSEQUENT EVENT

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

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

Overview of the Three and Six Months Ended March 31, 2010 and 2009

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management subsidiaries.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored funds.  We typically maintain an investment in the funds we sponsor.  As of March 31, 2010, we managed $13.1 billion of assets.

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

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduced liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and reduced our ability to access debt financing for our operations.  For the balance of fiscal 2010, given the constraints imposed by current economic and market conditions, we expect to focus on managing our existing assets, which provides us with substantial fee income, and raising funds through our retail broker channel for investment programs, particularly in our real estate businesses.  We also expect to continue to realize cost savings primarily from the reductions in force which we initiated in prior quarters.  In our real estate segment, we expect to continue to acquire multifamily apartments through our investment partnerships and are focusing our efforts on acquiring distressed assets, an area in which we possess significant experience.  In our commercial finance segment, we have reduced our originations due to the limited availability of debt financing.  In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored, but do not expect to sponsor any new CDO issuers.

(Back to Index)

(Back to Index)

Assets Under Management

Our assets under management decreased by $3.6 billion to $13.1 billion at March 31, 2010 from $16.7 billion at March 31, 2009.  The following table sets forth information relating to our assets under management by operating segment (in millions) (1):

	As of March 31,		Decrease
	2010	2009	Amount		Percentage
Financial fund management	$10,315	$13,505	$(3,190	) (2)	(24%)
Real estate	1,657	1,686	(29)		(2%)
Commercial finance	1,094	1,504	(410	) (3)	(27%)
	$13,066	$16,695	$(3,629)		(22%)

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)
Reduction primarily due to the following:  (i) liquidation of two of our CDO issuers invested primarily in real estate ABS ($1.4 billion) and (ii) a decrease in the collateral bases of our ABS and trust preferred securities portfolios resulting from defaults ($1.7 billion).

(3)	Reduction primarily reflects the decrease in new originations and paydowns of existing loans and leases.

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
March 31, 2010: (1)
Financial fund management	32	12	−	−
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	24	7	6

March 31, 2009: (1)
Financial fund management	34	13	−	1
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	36	25	7	7

(1)	All of our operating segments manage assets on behalf of Resource Capital Corp., Inc, or RCC.

As of March 31, 2010 and 2009, we managed $13.1 billion and $16.7 billion of assets, respectively, for the accounts of institutional and individual investors, Resource Capital Corp., or RCC (our sponsored real estate investment trust, or REIT), and for our own account in the following asset classes (in millions):

	March 31, 2010							March 31, 2009
	Institutional and Individual Investors	RCC			Company		Total	Total
Trust preferred securities (1)	$4,278	$	−		$	−	$4,278	$4,729
Bank loans (1)	3,088		953			−	4,041	4,059
Asset-backed securities (1)	1,932		−			−	1,932	4,652
Real properties (2)	618		13	(4)		−	631	667
Mortgage and other real estate-related loans (2)	29		818			179	1,026	1,019
Commercial finance assets (3)	981		10			103	1,094	1,504
Private equity and other assets (1)	64		−			−	64	65
	$10,990		$1,794			$282	$13,066	$16,695

(1)	We value these assets at their amortized cost.

(Back to Index)

(Back to Index)

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the equipment, leases and notes and future payment card receivables financed by us.

(4)	Reflects the sale of VIP Borrower to RCC in December 2009.

Employees

As of March 31, 2010, we had 723 full-time employees, a decrease of 80 (10%), from 803 employees at March 31, 2009.  The following table summarizes our employees by reporting segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
March 31, 2010
Investment professionals	108	27	46	33	2
Other	279	17	210	14	38
	387	44	256	47	40
Property management	336	336	−	−	−
Total	723	380	256	47	40

March 31, 2009
Investment professionals	126	26	62	36	2
Other	364	16	295	16	37
	490	42	357	52	39
Property management	313	313	−	−	−
Total	803	355	357	52	39

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Fund management revenues (1)	$11,732	$12,968	$27,199	$28,875
Finance and rental revenues (2)	5,766	11,970	12,204	25,845
RCC management fees	1,152	986	3,636	2,477
Gain on resolution of loans (3)	43	678	287	678
Other (4)	707	517	1,496	1,204
	$19,400	$27,119	$44,822	$59,079

(1)
Includes fees from each of our real estate, commercial finance and financial fund management operations and our share of the income or loss from limited and general partnership interests we own in our real estate, commercial finance and financial fund management operations.

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

(Back to Index)

(Back to Index)

We provide a more detailed discussion of the revenues generated by each of our business segments under “Results of Operations:  Real Estate”, “Commercial Finance” and “Financial Fund Management.”

Results of Operations: Real Estate

During fiscal 2010, we continue to redirect the focus of our real estate subsidiary, Resource Real Estate, Inc., from acquiring and managing performing multifamily assets to acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage.  In December 2009, we closed Resource Real Estate Opportunity Fund, L.P., a fund which invests in discounted real estate and real estate related debt, after raising a total of $41.4 million.  Additionally, we have filed a registration statement with the Securities and Exchange Commission, or SEC, for Resource Real Estate Opportunity REIT, Inc. which will further invest in discounted commercial real estate and real estate related debt.  For the remainder of fiscal 2010, our primary fundraising efforts will be focused on this REIT.

In October of 2007, we commenced operating Resource Residential, Inc., or Resource Residential, in order to internally manage our real estate investments and the properties held by our investment entities.

In our real estate operating segment, we currently manage four classes of assets:

•
a commercial real estate debt portfolio we manage for RCC, comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment fund assets, primarily multifamily apartments;

•	discounted real estate and real estate related debt we acquired through joint ventures with institutional investors and our opportunity fund; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of March 31,
	2010	2009
Commercial real estate debt	$830	$867
Real estate investment funds and programs	566	538
Institutional portfolios	94	129
Distressed portfolios	94	80
Legacy portfolio	73	72
	$1,657	$1,686

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests.  As additional investors are admitted to a fund, we sell our bridge investment to new investors at our original cost and recognize a gain approximately equal to the previously recognized loss.

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Management fees
Asset management fees	$1,099	$908	$2,102	$1,903
Resource Residential property management fees	1,249	997	2,523	1,981
REIT management fees from RCC	880	712	2,673	1,797
	3,228	2,617	7,298	5,681
Other revenues
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	359	152	493	1,663
Master lease revenues	1,010	996	1,996	1,978
Rental property income and revenues on consolidated VIEs (1)	849	1,024	2,075	2,316
Interest, including accreted loan discount	42	167	85	407
Gains and fees on the resolution of loans and other property interests	43	678	287	678
Equity in earnings (losses) of unconsolidated entities	239	(461)	483	(660)
	$5,770	$5,173	$12,717	$12,063
Costs and expenses:
General and administrative expenses	$2,417	$2,221	$4,171	$5,171
Resource Residential expenses	1,208	1,001	2,275	1,993
Master lease expenses	1,099	1,136	2,149	2,336
Rental property expenses and expenses on consolidated VIEs	792	1,012	1,648	1,788
	$5,516	$5,370	$10,243	$11,288

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary or for non-VIEs which we control.

Revenues – Three and Six Months Ended March 31, 2010 as Compared to the Three and Six Months Ended March 31, 2009

Revenues from our real estate operations increased $597,000 (12%) and $654,000 (5%) for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009.  We attribute the increase primarily to the following:

Management fees

•
a $252,000 and $542,000 increase in fees earned by Resource Residential for the three and six months ended March 31, 2010, respectively.  Our multifamily properties under management increased by four to 54 at March 31, 2010 from 50 at March 31, 2009; and

•
a $168,000 and $876,000 increase in REIT management fees for the three and six months ended March 31, 2010, respectively, as a result of an increase in the equity capital (upon which our base management fee is calculated) of RCC.

Other revenues

•
a $207,000 increase and $1.2 million decrease in fee income for the three and six months ended March 31, 2010, respectively, related to acquisition and financing fees we earn in connection with the purchase and third-party financing of property through the sponsorship of real estate investment partnerships.  During the three months ended March 31, 2010, we earned fees from acquiring four assets (aggregate purchase price of $19.1 million) as compared to no asset acquisitions in the prior year period.  Additionally, during the six months ended March 31, 2010, we acquired a $7.1 million distressed note as compared to the acquisition of four assets (aggregate purchase price of $40.0 million) during the six months ended March 31, 2009;

•	a $125,000 and $322,000 decrease in interest income for the three and six months ended March 31, 2010, respectively, attributable to the payoff of one loan;

(Back to Index)

(Back to Index)

•
a $635,000 and $391,000 decrease in gains and fees on the resolution of loans and other property interests for the three and six months ended March 31, 2010, respectively.  During the three months ended March 31, 2010, we recorded a net gain $44,000, including a gain of $152,000 (proceeds of $811,000) on the sale of a consolidated VIE, a loss of $214,000 (proceeds of $761,000) from the sale of our interest in two joint ventures and a gain of $106,000 (proceeds of $238,000) from the sale of one asset by another joint venture.  Additionally, for the six months ended March 31, 2010, we received proceeds of $2.1 million, including a cost reimbursement of $101,000, from the sale of a joint venture interest to RCC, and recorded a gain of $143,000 from another asset sale (proceeds of $262,000 were received in September 2009).  During the three and six months ended March 31, 2009, we recorded a gain of $991,000 (proceeds of $8.7 million) from the payoff of one loan and a loss of $313,000 (discounted proceeds of $1.2 million) from the payoff of another loan; and

•
a $700,000 and $1.1 million increase in equity in earnings for the three and six months ended March 31, 2010, respectively, due to favorable changes in an interest rate swap held by an equity investee.

Costs and Expenses – Three and Six Months Ended March 31, 2010 as Compared to the Three and Six Months Ended March 31, 2009

Costs and expenses of our real estate operations increased $146,000 (3%) and decreased $1.0 million (9%) for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009.  We attribute these changes primarily to the following:

•
a $196,000 increase in general and administrative expenses for the three months ended March 31, 2010, primarily due to the $153,000 of startup marketing expenses for Resource Real Estate Opportunity REIT, Inc.  For the six months ended March 31, 2010, expenses decreased by $1.0 million reflecting the $527,000 reduction of wages and benefits in addition to the $321,000 of increased expense reimbursements; and

•
a $220,000 and $140,000 decrease in rental property expenses and consolidated VIE expenses for the three and six months ended March 31, 2010, respectively, due to the sale of our interests in a consolidated VIE entity which held a property.

Results of Operations: Commercial Finance

As of March 31, 2010, our commercial finance assets under management decreased by $410.0 million (27%) to $1.1 billion as compared to $1.5 billion at March 31, 2009.  Originations of new equipment financing for the three and six months ended March 31, 2010 were $31.6 million and $78.2 million, respectively, as compared to $89.3 million and $237.7 million, respectively.  Our originations have been and we expect they will continue to be impacted by the state of the credit markets and the reduced ability of our managed investment entities to obtain financing to acquire portfolios of leases and loans from us.

The recent amendments to our PNC warehouse line of credit have principally reduced our borrowing capacity to $100.0 million at March 31, 2010 (borrowing capacity was $150.0 million at September 30, 2009), expanded the collateral for borrowings, increased the interest rate on base rate borrowings to the base rate plus 4% and on LIBOR-based borrowings to LIBOR plus 5%, reduced the advance rate and altered certain covenants.  The base rate is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) LIBOR plus 1%.  The facility has been extended until May 15, 2010.  As a result, we expect that our commercial finance revenues will continue to decline as the lower credit limit requires us to reduce the size of the portfolio of leases and loans that we originate and hold on our balance sheet prior to selling them to our investment entities, thereby decreasing our commercial finance revenues.  As a result of the reduction in our warehouse borrowings and the sale of commercial finance assets to our investment entities, the commercial finance assets we managed for our own account at March 31, 2010 decreased by $5.0 million to $103.0 million as compared to $108.0 million at March 31, 2009.  The assets we managed for others at March 31, 2010 decreased by $405.0 million to $991.0 million as compared to $1.4 billion at March 31, 2009.

As of March 31, 2010, we managed approximately 94,000 leases and loans that had an average original finance value of $25,000 with an average term of 54 months as compared to approximately 106,000 leases and loans, with an average original finance value of $24,000 and an average term of 53 months as of March 31, 2009.

(Back to Index)

(Back to Index)

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of March 31,
	2010	2009
Managed for our own account	$103	$108
Managed for others:
LEAF investment entities	794	1,054
LEAF Commercial Finance Fund, or LCFF	165	207
RCC	10	96
Other	22	39
	991	1,396
	$1,094	$1,504

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues: (1)
Finance revenues	$3,865	$7,270	$8,048	$15,127
Acquisition fees	624	1,831	1,224	3,186
Fund management fees	2,930	3,996	6,796	9,598
Equity in losses of unconsolidated partnerships	(716)	(273)	(1,330)	(577)
Other	706	511	1,494	1,152
	$7,409	$13,335	$16,232	$28,486

Costs and expenses:
Wage and benefit costs	$2,466	$3,511	$4,553	$7,100
Other costs and expenses	2,265	3,263	4,753	7,123
	$4,731	$6,774	$9,306	$14,223

(1)
Total revenues include RCC servicing and origination fees of $124,000 and $148,000 for the three and six months ended March 31, 2010, respectively, and $283,000 and $639,000 for the three and six months ended March 31, 2009, respectively.

Revenues - Three and Six Months Ended March 31, 2010 as Compared to the Three and Six Months Ended March 31, 2009

Revenues decreased $5.9 million (44%) and $12.3 million (43%) for the three and six months ended March 31, 2010, respectively, as compared to the three and six months ended March 31, 2009.  We attribute these decreases primarily to the following:

•
a $3.4 million and $7.1 million decrease in commercial finance revenues for the three and six months ended March 31, 2010, respectively.  These decreases principally reflect the $2.4 million and $5.4 million decrease in revenues for the three and six months ended March 31, 2010, respectively, caused by the deconsolidation of LCFF in March 2009.  The remaining decreases were caused by the reduction in the size of the portfolio of commercial finance assets held by us at March 31, 2010 as compared to March 31, 2009; and

•
a $1.2 million and $2.0 million decrease in asset acquisition fees for the three and six months ended March 31, 2010, respectively.  The decrease reflects the $74.7 million reduction in the volume of leases sold to our investment entities to $29.8 million for the three months ended March 31, 2010 as compared to $104.4 million for the three months ended March 31, 2009.  Similarly, sales decreased by $120.1 million to $60.7 million for the six months ended March 31, 2010 as compared to $174.6 million for the six months ended March 31, 2009.  The difficulty in obtaining and maintaining debt financing by the investment funds we manage has limited their ability to acquire equipment financings from us.  Consequently, we have reduced our commercial finance originations to match their asset acquisition capabilities;

(Back to Index)

(Back to Index)

•
a $1.1 million and $2.8 million decrease in fund management fees for the three and six months ended March 31, 2010, respectively.  Our management fees include fees we receive to service the commercial finance assets we manage, offering fees earned for raising capital in our investment entities as well as fees received for originating loans for those entities.  The declines in fund management fees for the three and six months ended March 31, 2010 were caused primarily by reductions in service and originating fees due to the previously discussed reduction in the portfolio of leases and loans held by our investment entities and, to a lesser degree, by lower offering fees as LEAF Equipment Finance Fund 4 closed in October, 2009; and

•
a $443,000 and $753,000 increase in equity losses for the three and six months ended March 31, 2010, respectively, reflects an increase in the provision for credit losses recorded by our investment entities.  The increased provisions reflect the negative impact of the economic recession in the United States on the ability of our investment funds’ customers to make payments on their leases and loans, thereby increasing our exposure from non-performing assets.

These decreases were offset, in part, by an increase in other income of $195,000 and $342,000 for the three and six months ended March 31, 2010, primarily due to an increase in customer service charges.

Costs and Expenses − Three and Six Months Ended March 31, 2010 as Compared to the Three and Six Months Ended March 31, 2009

Costs and expenses from our commercial finance operations decreased by $2.0 million (30%) and $4.9 million (35%) for the three and six months ended March 31, 2010, respectively.  We attribute this decrease primarily to the following:

•
a $1.0 million and $2.5 million reduction in wage and benefit costs for the three and six months ended March 31, 2010, respectively.  In response to lower origination volume and assets under management, we have reduced payroll and other overhead costs and have continued to eliminate redundant positions.  In total, we have reduced the number of full-time employees in our commercial finance operations by 101 to 256 at March 31, 2010 from 357 at March 31, 2009; and

•
a reduction in other costs and expenses of $998,000 and $2.4 million for the three and six months ended March 31, 2010, respectively.  The decrease reflects the reduction in costs, primarily legal, to service our smaller portfolio of assets, as well as our ongoing cost saving and consolidation efforts which targeted eliminating overhead redundancies and increasing operating efficiencies.

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

(Back to Index)

(Back to Index)

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of March 31, 2010
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,278	$	−	$4,278
Apidos	2,668		953	3,621
Ischus	1,932		−	1,932
Resource Europe	420		−	420
Other company-sponsored partnerships	64		−	64
	$9,362		$953	$10,315

	As of March 31, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,729	$	−	$4,729
Apidos	2,711		965	3,676
Ischus	4,357		295	4,652
Resource Europe	383		−	383
Other company-sponsored partnerships	65		−	65
	$12,245		$1,260	$13,505

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including incentive and subordinated fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.10% and 0.60% of the aggregate principal balance of the collateral securities owned by the CDO issuers.  CDO indentures require certain overcollateralization test ratios, or O/C ratios, to be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal note balances.

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

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.6 billion in bank loans at March 31, 2010, of which $953.0 million are managed on behalf of RCC through three CDO issuers.  We sponsored, structured and currently manage one CDO issuer holding $420.4 million in international bank loans at March 31, 2010.

(Back to Index)

(Back to Index)

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2009 nor in the three and six months ended March 31, 2010 and do not expect to receive any such fees during the remainder of fiscal 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.

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

We derive revenues from our Trapeza operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.15% and 0.25% of the aggregate principal balance of the collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  These fees are also shared with our co-sponsors.  In 12 CDO issuers, we currently do not meet the O/C ratio requirements; therefore, we do not receive subordinated management fees.  We are also entitled to receive incentive management fees; however, we did not receive any such fees during the three months ended March 31, 2010 nor do we expect to receive any such fees during the remainder of fiscal 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.  We have elected to defer the collection of our administration fees on all Trapeza partnerships for the first and second quarters of fiscal 2010 and do not expect to receive any administration fees during the remainder of fiscal 2010.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage six affiliated partnerships for individual and institutional investors which hold approximately $53.9 million of investments in financial institutions.  We derive revenues from these operations through an annual management fee, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

In March 2009, we sponsored, structured and currently manage a new affiliated partnership organized as a credit opportunities fund which holds approximately $10.3 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and currently manage seven CDO issuers for institutional and individual investors, which hold approximately $1.9 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.  Two of our managed CDO issuers, holding approximately $1.4 billion in real estate ABS, were liquidated during fiscal 2009.  We expect that the reduction in the aggregate principal balance of managed assets as a result of the liquidation of these two CDO issuers will lower our financial fund management revenues in the future.

        Through Ischus, we owned a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  The SFF partnerships were dissolved during the quarter ended March 31, 2010.  These partnerships previously owned a portion of the equity interests of three Trapeza CDO issuers and one of the Ischus CDO issuers.  This will not have a material effect on our future revenues.

We derive revenues from our Ischus operations through base management fees.  Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of eligible collateral held by the CDO issuer.

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Fund and RCC management fees	$3,717	$4,280	$8,813	$10,405
Introductory agent fees	1,902	363	3,349	1,237
Earnings from unconsolidated CDOs	583	289	1,127	750
Interest income on loans	−	2,513	−	6,017
Earnings of SFF Partnerships and other	1	6	2	210
	6,203	7,451	13,291	18,619
Limited and general partner interests:
Fair value adjustments	29	1,181	2,599	(37)
Operations	(11)	(21)	(17)	(52)
Total limited and general partner interests	18	1,160	2,582	(89)
	$6,221	$8,611	$15,873	$18,530
Costs and expenses:
General and administrative expenses	$4,688	$5,055	$9,182	$10,766
Equity compensation expense − RCC	−	5	200	1
Expenses of SFF partnerships	12	22	22	43
	$4,700	$5,082	$9,404	$10,810

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Revenues decreased $2.4 million (28%) to $6.2 million for the three months ended March 31, 2010.  We attribute the decrease to the following:

•	a $563,000 decrease in fund and RCC management fees, primarily from the following:

-
a $686,000 decrease in collateral management fees from our Ischus operations primarily due to a reduction in fees as a result of rating agency downgrades which has had the effect of reducing the collateral base upon which our management fees are calculated.  In addition, two of our CDO issuers managed by Ischus were liquidated during fiscal 2009;

This decrease was partially offset by:

-	a $64,000 net increase in base, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

-
a $538,000 increase in subordinate management fees.  During the three months ended March 31, 2010 and 2009, we recorded subordinated management fees of ($37,000) and ($575,000) on two and 11 CDO issuers, respectively.  The losses recorded during the three months ended March 31, 2010 and 2009 were primarily the result of the write-off of cumulative accrued subordinated management fees on one and nine CDO issuers, respectively; offset by

-
a $443,000 decrease in revenues as a result of an increase in our share of expenses for TCM, primarily as a result of the set-up of a $371,000 allowance related to advances made by TCM to certain Trapeza partnerships for the three months ended March 31, 2010.

-
a $40,000 increase in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

•
a $1.5 million increase in introductory agent fees as a result of fees earned in connection with 21 trust preferred security transactions, with an average fee size of $91,000 for the three months ended March 31, 2010, as compared to eight trust preferred security transactions, with an average fee size of $45,000, for the three months ended March 31, 2009;

•	a $294,000 increase in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage. In March 2010, we sold one of our unconsolidated CDO equity investments;

(Back to Index)

(Back to Index)

•
a $2.5 million decrease in interest income on loans held for investment by Apidos CDO VI, which we previously consolidated.  As of March 31, 2009, we sold our interest in Apidos CDO VI and ceased to report its operations; and

•	Limited and general partner interests − fair value adjustments:

-
during the three months ended March 31, 2009, we reduced our clawback liability (see “Contractual Obligations and Other Commercial Commitments: General corporate commitments”) and recorded a gain of $1.7 million.  There was no such adjustment for the three months ended March 31, 2010; and

-
during the three months ended March 31, 2010 and 2009, we recorded $29,000 and ($509,000), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Revenues - Six Months Ended March 31, 2010 as Compared to the Six Months Ended March 31, 2009

Revenues decreased $2.7 million (14%) to $15.9 million for the six months ended March 31, 2010.  We attribute the decrease to the following:

•	a $1.6 million decrease in fund and RCC management fees, primarily from the following:

-
a $1.6 million decrease in collateral management fees from our Ischus operations primarily due to a reduction in fees as a result of rating agency downgrades which had the effect of reducing the collateral base upon which our management fees are calculated.  In addition, two of our CDO issuers managed by Ischus were liquidated during fiscal 2009;

-	a $308,000 net decrease in base, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

-	a $150,000 decrease in base management fees as a result of portfolio defaults which reduced the collateral base, upon which our management fee are calculated;

-
a $558,000 increase in our share of expenses for TCM primarily as a result of the set-up of a $371,000 allowance related to advances made by TCM to certain Trapeza partnerships for the six months ended March 31, 2010 and an $85,000 increase in legal fees;

These decreases were partially offset by:

-
a $336,000 increase in subordinated management fees.  During the six months ended March 31, 2010 and 2009, we recorded subordinated management fees of $5,000 and ($331,000) on two and 11 CDO issuers, respectively.  The loss recorded during the six months ended March 31, 2009 was primarily the result of the write-off of cumulative accrued subordinated management fees on nine CDO issuers; and

-
a $57,000 increase in incentive management fees.  During the six months ended March 31, 2009, we recorded subordinated management fees of ($57,000) on two CDO issuers.  The loss recorded was primarily the result of the write-off of cumulative accrued incentive management fees.  There was no such write-off for the six months ended March 31, 2010.

-
a $93,000 decrease in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009;

-	a $110,000 decrease in management fees from other company-sponsored partnerships primarily due to a decline in the fair values of their investments. These management fees are net asset based.

These decreases were partially offset by:

-
a $321,000 increase in RCC management fees primarily due to an increase in incentive management fees and in equity capital (upon which our base management fee is calculated) resulting from RCC’s successful December 2009 public offering of common stock; and

-	a $266,000 increase in management fees earned on the credit opportunities fund we manage primarily due to a $220,000 incentive fee earned after exceeding certain investor hurdle returns.

•
a $2.1 million increase in introductory agent fees as a result of fees earned in connection with 40 trust preferred security transactions, with an average fee size of $84,000 for the six months ended March 31, 2010, as compared to 24 trust preferred security transactions, with an average fee size of $52,000, for the six months ended March 31, 2009;

•
a $377,000 net increase in earnings from nine unconsolidated CDO issuers we previously sponsored and manage.  As of March 31, 2010, we have fully impaired four of these investments and will utilize the cost-recovery method to realize any future income on these investments.  In March 2010, we sold one of our unconsolidated CDO equity investments;

•	a $6.0 million decrease in interest income on loans held for investment by Apidos CDO VI, which we previously consolidated;

(Back to Index)

(Back to Index)

•
a $208,000 decrease in our earnings from SFF partnerships and other income, primarily related to a decrease in earnings from four CDO investments which have been fully impaired.  As of December 31, 2009, the SFF partnerships assigned their interest in these investments to an affiliated third party.  As of March 31, 2010, the SFF partnerships have been dissolved; and

•	Limited and general partner interests fair value adjustments:

-
during the six months ended March 31, 2010, we (along with the co-manager of the general partners) repurchased substantially all the remaining limited partner interests in two Trapeza partnerships which reduced our clawback liability (see “Contractual Obligations and Other Commercial Commitments: General corporate commitments”) and recorded a gain of $2.3 million.  During the six months ended March 31, 2009, we reduced our clawback liability and recorded a gain of $1.5 million; and

-
during the six months ended March 31, 2010 and 2009, we recorded $338,000 and ($1.6 million), respectively, in realized and unrealized value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses – Three and Six Months Ended March 31, 2010 as Compared to the Three and Six Months Ended March 31, 2009

Costs and expenses of our financial fund management operations decreased $382,000 (8%) and $1.4 million (13%) for the three and six months ended March 31, 2010, respectively. These decreases were principally due to a reduction in wages and benefits of $240,000 and $1.2 million, respectively, and a decline in financial software expenses of $122,000 and $422,000, respectively, as a result of a reduction in asset management and support personnel reflecting our efforts to realign costs with existing operations.  The decreases were partially offset by an increase in equity compensation expense due to an adjustment related to previously issued RCC restricted stock and options awarded to members of management of $200,000.

Reconciliation of GAAP Revenues to Adjusted Revenues and Reconciliation of GAAP Operating (Loss) Income to Adjusted Operating (Loss) Income

We view adjusted revenues and adjusted operating income, both non-GAAP measures, as useful and appropriate supplements to revenues and operating income since they exclude fair value adjustments related to current credit market conditions and are not indicative of current operating performance as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues
Real estate	$5,770	$5,173	$12,717	$12,063
Commercial finance	7,409	13,335	16,232	28,486
Financial fund management	6,221	8,611	15,873	18,530
Total revenues − GAAP	19,400	27,119	44,822	59,079

Adjustments:
Fair value adjustments (1)	(29)	(1,181)	(2,599)	37
Adjusted revenues (2)	$19,371	$25,938	$42,223	$59,116

Operating (loss) income − GAAP	$(1,876)	$3,921	$2,544	$7,720

Adjustments:
Fair value adjustments (1)	(29)	(1,181)	(2,599)	37
Adjusted operating (loss) income	$(1,905)	$2,740	$(55)	$7,757

(1)	Reflects pre-tax fair value adjustments on investments reported under the equity method of accounting.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $2.8 million and $6.2 million for the three and six months ended March 31, 2010, respectively, a decrease of $902,000 (25%) and $1.5 million (19%) as compared to $3.7 million and $7.7 million for the three and six months ended March 31, 2009, respectively.  Wages and benefits decreased by $704,000 and $1.1 million, respectively, for the three and six months ending March 31, 2010 principally due to decreased amortization of equity-based compensation awards of $692,000 and $1.0 million, respectively.

(Back to Index)

(Back to Index)

Gain (Loss) on the Sales of Leases and Loans

For the three and six months ended March 31, 2010, we had a gain of $31,000, which is reflected as a reduction of costs and expenses, and a loss of $551,000, respectively, on the sale of leases and loans as compared to gains of $86,000 and $319,000 for the three and six months ended March 31, 2009, respectively.  In December 2009, as part of the required paydown of our commercial finance warehouse line of credit, we sold a $7.2 million pool of leases and recorded a loss of $610,000 on the sale.

Depreciation and Amortization

Depreciation and amortization expense was $2.4 million and $4.6 million for the three and six months ended March 31, 2010, respectively, an increase of $847,000 (55%) and $1.5 million (49%) as compared to $1.5 million and $3.1 million for the three and six months ended March 31, 2009, respectively.  The increase reflects the $863,000 and $1.5 million increase in depreciation expense for the three and six months ended March 31, 2010, respectively, on operating lease held.  While we have decreased the total portfolio of leases and loans held by our commercial finance business, the proportionate amount of the portfolio held as operating leases increased by $13.5 million (13.2%) .

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Commercial finance	$1,160	$853	$1,936	$2,830
Financial fund management	1	−	1	1,738
Real estate	49	−	49	29
	$1,210	$853	$1,986	$4,597

During the three months ended March 31, 2010, we changed our method of calculating credit losses on commercial finance assets such that we fully reserve, net of recoveries, all leases and loans after 180 days past due.  The effect of this change increased the provision for credit losses by $878,000 ($465,000 net of tax, or $0.02 per share) for the three and six months ended March 31, 2010.

The provision for credit losses decreased by $2.6 million for the six months ended March 31, 2010 from $4.6 million for the six months ended March 31, 2009 primarily due to assets sold in fiscal 2009.  In March 2009, we sold our interest in Apidos CDO VI and a $195.0 million portfolio of leases and loans, for which we had recorded provisions of $1.7 million and $900,000, respectively, during the six months ended March 31, 2009.  In addition, we had recorded a provision of $1.4 million during the six months ended March 31, 2009 on our portfolio of future payment card receivables; these receivables were fully reserved as of September 2009.

Interest Expense

Interest expense, including the amortization of debt issue costs and discounts, was $3.9 million and $7.7 million for the three and six months ended March 31, 2010, respectively, a decrease of $2.1 million (35%) and $6.6 million (46%), respectively, as compared to $5.9 million and $14.3 million for the three and six months ended March 31, 2009, respectively.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Commercial finance	$2,208	$2,959	$4,248	$7,069
Corporate	1,395	1,011	2,920	1,771
Real estate	267	210	518	474
Financial fund management	1	1,744	2	5,009
	$3,871	$5,924	$7,688	$14,323

(Back to Index)

(Back to Index)

Facility utilization and issuance of senior notes (in millions) and corresponding interest rates on borrowings were as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2010		2009		2010		2009
Commercial finance – secured credit facilities:
Average borrowings		$112.2		$256.1		$124.5		$275.2
Average interest rates		7.7%		4.4%		6.6%		4.9%

Corporate – secured credit facilities:
Average borrowings		$18.7		$48.1		$20.5		$49.3
Average interest rates		9.8%		8.2%		10.4%		6.9%

Corporate – Senior Notes:
Average borrowings		$18.8	$	−		$18.8	$	−
Average interest rates		19.5%		− %		19.0%		− %

Financial fund management:
Average borrowings	$	−		$218.0	$	−		$218.0
Average interest rates		− %		3.2%		− %		4.6%

Interest expense incurred by our commercial finance operations decreased by $751,000 and $2.8 million for the three and six months ended March 31, 2010, respectively, due to a decrease in average borrowings of $143.9 million and $150.7 million, respectively, primarily reflecting the reduction in the borrowing capacity on the warehouse facility during fiscal 2010 and the sale of LCFF in March 2009 which eliminated $187.6 million of debt.  The decrease in average borrowings was offset, in part, by an increase in average interest rates by 3.3% and 1.7% for the three and six months ended March 31, 2010, respectively, primarily due to amortization of the amendment fees incurred.

The sale of our interests and resulting deconsolidation of Apidos CDO VI in March 2009 removed its senior notes from our balance sheet.  Accordingly, there was no other interest expense for our financial fund management operations for the three and six months ended March 31, 2010 as compared to $1.7 and $5.0 million for the three and six months ended March 31, 2009.

Corporate interest expense increased by $384,000 and $1.1 million for the three and six months ended March 31, 2010, respectively.  Included in interest expense for the three and six months ended March 31, 2010 is $919,000 and $1.8 million, respectively, related to the Senior Notes, of which $355,000 and $668,000, respectively, reflects the amortization of the debt discount related to the cost of the warrants issued with the notes.  In addition, average interest rates on our corporate lines of credit increased by 1.6% and 3.5%, respectively, offset in part by reduced average borrowings of $29.4 million and $28.8 million, respectively, for the three and six months ended March 31, 2010, reflecting primarily the paydown of the TD Bank line principally with proceeds from the Senior Notes offering and the full repayment of the Sovereign line.

Net Other-than-Temporary Impairment Charges on Investment Securities

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions as well as direct and indirect real estate investments, we incurred other-than-temporary impairment charges on CDO securities of $297,000 for the three and six months ended March 31, 2010 and $3.0 million and $8.0 million for the three and six months ended March 31, 2009.  The impairment charges during the three and six months ended March 31, 2010 were in a CDO security, primarily related to investments in financial institutions.  During the three and six months ended March 31, 2009, we recognized impairment charges with respect to CDO securities, primarily those related to investments in bank loans, of $796,000 and $4.9 million, respectively, including $0 and $2.0 million, respectively, in connection with a CDO with investments in European loans and $2.2 million and $3.1 million, respectively, in connection with CDOs with investments in financial institutions.

Loss on Sale of Investment Securities, Net

In March 2010, we received $1.5 million in proceeds from the sale of our equity investment in Apidos CDO V and realized a loss on the sale of $424,000.

In conjunction with the deconsolidation of Apidos CDO VI as of March 31, 2009, we recorded a receivable for the $7.2 million of proceeds and recognized an $11.6 million loss ($8.7 million and $7.7 million, net of tax, for the three and six months ended March 31, 2009, respectively).

(Back to Index)

(Back to Index)

Other Income, Net

Other income, net, increased by $93,000 and decreased by $1.0 million for the three and six months ended March 31, 2010 to $637,000 and $1.2 million, respectively, as compared to the three and six months ended March 31, 2009.  The decrease for the six months ended March 31, 2010 was primarily due to our recognition of two RCC dividend payments during the six months ended March 31, 2010 as compared to three for the six months ended March 31, 2009.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 68% and 73% for the three and six months ended March 31, 2010, respectively, compared to 22% and 32% for the three months ended March 31, 2009.  The increase in the rate primarily relates to the greater impact of permanent tax adjustments relative to decreased pre-tax earnings for fiscal 2010.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to discrete items, would have been 47% for fiscal 2010.

We currently project our effective tax rate to be between 70% and 75% for the remainder of fiscal 2010.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations.  We are currently undergoing an IRS examination for fiscal year 2008.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2006 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003.

Net Loss Allocable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts allocable to noncontrolling interests.  The following table sets forth the (income) loss applicable to noncontrolling interests, net of tax (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Commercial finance minority ownership (1) (net of tax of $231, $(212), $502 and $0)	$559	$(188)	$934	$	−
SFF Partnerships (2) (net of tax of $(3), $(229), $0 and $0)	3	1,328	8		1,532
Real estate minority holder (3) (net of tax of $(3), $10, $0 and $0)	53	16	56		7
	$615	$1,156	$998		$1,539

(1)	Senior executives of LEAF hold a 14.1% interest in LEAF.

(2)
Limited partners, excluding us, owned an 85% and 64% interest in SFF I and SFF II, respectively.  The SFF partnerships previously invested in the equity of certain of the CDO issuers we sponsored.  As of December 31, 2009, these equity interests were assigned to an unaffiliated third-party.  As of March 31, 2010, the SFF partnerships were dissolved.

(3)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

Liquidity and Capital Resources

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “- Overview”, continues to be subject to substantial volatility and reduced availability.  We also may seek to obtain liquidity through the disposition of non-strategic investments, including our legacy portfolio.

(Back to Index)

(Back to Index)

In general, If we are unable to renew, replace or expand our sources of financing on substantially similar terms, or raise investor funds (which may depend, in part, on our ability to obtain financing for the investment entities we sponsor), we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments other than non-strategic investments to generate liquidity.  Any sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income. Moreover, even if we are able to renew or replace our facilities, the interest rate we are able to obtain, and the other costs of those facilities we have to pay, may be materially higher than those under our current facilities, which could reduce our net revenues and earnings.  Also, if we cannot expand our overall financing capacity under those facilities or add new facilities, or if we are unable to raise other funds, including third-party investments in our investment funds, our ability to expand the amount of assets we own or which are under management will be limited, and our ability to increase net revenues and earnings will be impaired.

At March 31, 2010, our liquidity consisted of two primary sources:

•	cash on hand of $7.3 million and restricted cash of $2.5 million; and

•
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio.  For the first six months of fiscal 2010, due to insufficient cash from operations, we funded dividend payments from our cash reserves.

In October 2009, we completed our private placement offering of three-year 12% Senior Notes and generated $18.8 million in cash.  We used a portion of the offering proceeds to pay down our corporate line of credit borrowings under the TD Bank facility.  In November 2009, we amended the TD facility to provide additional flexibility and reduce our debt costs.  In particular, the amendment lowered the minimum interest rate on borrowings, reinstated the LIBOR rate option on borrowings, lowered the required monthly principal paydowns from $850,000 to $150,000, and extended the term to October 2011.  Upon the maturity of the Sovereign Bank revolving line of credit on February 28, 2010, we repaid the remaining balance and the facility was terminated.

As of March 31, 2010, we have reduced our borrowings outstanding to $144.5 million from $191.4 million as of September 30, 2009, a decrease of $46.9 million (25%).  The decrease primarily reflects a $40.0 million reduction in borrowings on LEAF’s revolving warehouse facility and a $9.5 million reduction of our two corporate revolving lines of credit.  At March 31, 2010, borrowings outstanding included $96.5 million of borrowings under the LEAF credit facility which is non-recourse to us, $17.6 million of corporate revolving debt, $13.5 million of Senior Notes net of a discount, and $16.9 million of other debt, of which $13.5 million is in mortgage debt secured by the underlying properties.

The tight credit market continues to limit the ability of LEAF and its investment entities to obtain debt financing and, as such, reduces its opportunities to grow our commercial finance business.  LEAF’s borrowing capacity under its PNC Bank warehouse line of credit has been significantly reduced from $150.0 million to $100.0 million and matures on May 15, 2010; we are continuing to negotiate for a longer-term facility.  As a result, LEAF expects that it will continue to monitor and scale back its commercial finance business to accommodate the limited availability of debt financing to it and its investment entities, including, if necessary, the sale of certain portfolio assets.  If we are unable to renew or further extend the facility, we may be required to seek alternative financing which may not be available on similar terms, or at all.  Failure to obtain comparable financing could result in increased financing costs, while failure to obtain replacement financing could require us to sell assets or result in the foreclosure on the assets securing the facility.  In any such event, our commercial finance business could incur losses, which could be significant, and our ability to conduct that business could be impaired.

Our legacy portfolio at March 31, 2010 consisted of four loans and six property interests.  In January 2010, we received $811,000 in proceeds from the resolution of one of our legacy loans.  Because of current economic conditions, the amount of cash we may be able to derive from resolution of our remaining legacy portfolio and other non-strategic investments in the future may be limited; in any event, the amount of cash we may derive from them is subject to significant variations.  Accordingly, we cannot assure you that our remaining legacy portfolio will be a source of significant ongoing cash generation in the future.  Furthermore, we may defer or discount our fees from investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.

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

(Back to Index)

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2010, separately reflecting amounts that are recourse and non-recourse to us (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Recourse to RAI:
Other debt (1)	$35,166	$876	$30,879	$2,043	$1,368
Secured credit facilities (1)	17,568	3,918	13,650	−	−
Capital lease obligations	554	325	193	36	−
Operating lease obligations	15,928	2,532	5,110	2,583	5,703
Other long-term liabilities	8,334	1,955	1,592	1,496	3,291
Total recourse obligations	77,550	9,606	51,424	6,158	10,362

Non-recourse to RAI:
Secured credit facilities (2) (3)	96,500	96,500	−	−	−
Total non-recourse obligations	96,500	96,500	−	−	−
Total contractual obligations	$174,050	$106,106	$51,424	$6,158	$10,362

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2010: less than 1 year:  $4.6 million; 1-3 years:  $4.8 million; 4-5 years:  $538,000; and after 5 years: $1.5 million.

(2)	Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2010: less than 1 year: 648,000.

(3)	The commercial finance revolving credit facility is non-recourse to us and is collateralized by the underlying equipment being leased or financed.

(Back to Index)
		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Real estate commitment	$3,360	$3,360	$	−	$	−	$	−
Standby letters of credit	701	701		−		−		−
Total commercial commitments	$4,061	$4,061	$	−	$	−	$	−

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

In April 2010, we were advised that Riverside was closed by the Office of the Comptroller and that the Federal Deposit Insurance Company, or FDIC, was appointed as receiver of the bank.  Riverside has filed a motion for an order substituting the FDIC as plaintiff and staying the litigation for 90 days.  Such motion is pending.

Real Estate Commitment.  In connection with the sale of a real estate loan in March 2006, we have agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, is due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if our net worth falls below $80.0 million.  Our obligation runs through December 31, 2014.  In addition, we agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, we have not been required to make any payments resulting from these agreements.
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

Our wholly-owned broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of ours who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which requires the maintenance of minimum net capital, as defined.  As applied to Chadwick, the rule required net capital of $100,000 and $121,000 as of March 31, 2010 and September 30, 2009, respectively.  As of March 31, 2010 and September 30, 2009, Chadwick’s net capital was $1.0 million and $1.2 million, respectively, which exceeded the minimum requirements by $940,000 and $1.1 million, respectively.

Clawback Liability.  Two financial fund management investment entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities repurchased substantially all the remaining limited partnership interests in these two partnerships and accordingly reduced our clawback liability to $1.2 million at March 31, 2010.

As of March 31, 2010, with the exception of the clawback liability, we do not believe it is probable that any payments will be required under any of our indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for the year ended September 30, 2009, at Note 2 of the “Notes to Consolidated Financial Statements.”

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

(Back to Index)

(Back to Index)

The following analyzes the potential impact of a hypothetical change in interest rates as of March 31, 2010.  Our analysis does not consider other possible effects that could impact our business.

Commercial Finance

We hold commercial finance assets for sale which are comprised of loans and leases at fixed rates of interest.  These assets are generally sold to our leasing investment entities and RCC at fair value, generally within three months from the date acquired.  Accordingly, our exposure to changes in market interest rates on these assets is minimized.  To finance these assets, we have a variable rate revolving warehouse credit facility which had outstanding borrowings of $96.5 million at March 31, 2010.  Interest is charged at one of two rates: (i) LIBOR plus 5%, or (ii) the base rate, as defined, plus 4%.  A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $601,000.

Corporate

At March 31, 2010, we have a secured revolving credit facility which is for general business use.  Weighted average borrowings on this facility were $20.0 million for the first six months of fiscal 2010 at an effective interest rate of 10.6%.  A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $157,000.

Our $18.8 million of 12% senior notes are at a fixed rate of interest and, therefore, are not subject to fluctuation.

Foreign Exchange Rate Risk

We have not entered into any forward exchange contracts to hedge our foreign currency rate risk because we do not believe our foreign exchange exposure is material.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factors are updates from those that appear in our Annual Report on Form 10-K for the year ended September 30, 2009.  You should consider the following risks with all the other information contained in this report and in the Annual Report on Form 10-K in evaluating our company.  If any of these risks develop into actual events, our business, financial condition and results of operations could be materially adversely affected and the trading price of our common stock could decline.

If we are unable to renew or replace our credit facility with PNC Bank, our ability to conduct our commercial finance business may be impaired.

Our commercial finance business depends upon our ability to obtain financing to acquire and carry equipment leases and loans.  Our commercial finance subsidiary, LEAF, currently has a credit facility with PNC Bank which has a maturity date, as extended, of May 15, 2010.  We are currently negotiating for the renewal of this facility.  If we are unable to renew or further extend the facility, we may be required to seek alternative financing which may not be available on similar terms, or at all.  Failure to obtain comparable financing could result in increased financing costs, while failure to obtain replacement financing could require us to sell assets or result in the foreclosure on the assets securing the facility.  In any such event, our commercial finance business could incur losses, which could be significant, and our ability to conduct that business could be impaired.

Reductions in the borrowing capacity under our credit facilities may reduce our ability to acquire assets, may require us to sell assets and, as a result, reduce our earnings or cause us to incur losses.

In addition to the credit facility with PNC, we also have a corporate credit facility with TD Bank.  The maximum amount of the PNC facility was reduced through a series of amendments to $100.0 million as of March 24, 2010 and could be reduced further in connection the renewal we are currently seeking to negotiate.  If we are unable to renew the PNC facility, any replacement facility we may be able to obtain may be for a materially lesser amount.  Moreover, under the terms of the TD Bank facility, the maximum facility amount reduced to $20.0 million at November 6, 2009 and will further reduce to $15.0 million by June 30, 2010.  These reductions, and any other reductions that may occur in the future, could require us to sell assets to repay amounts outstanding in excess of the reduced facility amounts or seek alternative financing arrangements to meet our obligations, which may be on less favorable terms.  As a result, reductions in borrowing capacity under our credit facilities could increase our financing costs, reduce our net operating income and earnings, or could result in us incurring losses upon the sale of assets.  Moreover, even if a reduction is to an unused portion of a facility, it will reduce our ability to increase our assets under management and, accordingly, our ability to increase our net revenues and earnings.

Declines in the market values of our investments may reduce our earnings and the availability of credit.

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

(Back to Index)

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

10.7(b)	First Amendment to Receivables Loan and Security Agreement, dated as of October 31, 2006. (9)
10.7(c)	Fifth Amendment to Receivables Loan and Security Agreement, dated as of May 23, 2008. (5)
10.7(d)	Sixth Amendment to Receivables Loan and Security Agreement, dated as of November 13, 2008. (8)
10.8(a)	Credit Agreement, dated July 31, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (11)
10.8(b)	Guaranty and Suretyship Agreement by registrant and Resource Leasing, Inc. in favor of National City Bank. (11)
10.8(c)	First Amendment to Credit Agreement, dated August 14, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (12)
10.8(d)	Second Amendment to Credit Agreement, dated December 22, 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (9)
10.8(e)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (13)
10.8(f)	Seventh Amendment to Credit Agreement, dated July 31, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (17)
10.8(g)	Eighth Amendment to Credit Agreement, dated September 30, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (17)
10.8(h)	Ninth Amendment to Credit Agreement, dated November 30, 2009 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank).
10.8(i)	Tenth Amendment to Credit Agreement, dated January 29, 2010 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank).
10.8(j)	Eleventh Amendment to Credit Agreement, dated March 31, 2010 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank).
10.9	Note Purchase Agreement (including the form of Senior Note, form of Warrant and form of Registration Rights Agreement). (15)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Back to Index)

(Back to Index)

(1)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(7)	[Intentionally omitted]

(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 27, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 4, 2006 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 17, 2006 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on December 14, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 10, 2010	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: May 10, 2010	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer