Form 10-Q
period 2010-06-30
RESOURCE AMERICA, INC.
filed 2010-08-09
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of outstanding shares of the registrant’s common stock on August 2, 2010 was 19,013,909 shares.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Cash	$9,164	$26,197
Restricted cash	1,673	2,741
Receivables	1,286	1,358
Receivables from managed entities and related parties, net	67,495	55,047
Investments in commercial finance - held for investment, net	1,125	2,429
Investments in commercial finance - held for sale, net	515	142,701
Investments in real estate, net	24,977	27,313
Investment securities available-for-sale, at fair value	18,704	19,500
Investments in unconsolidated entities	14,269	16,241
Property and equipment, net	9,890	13,435
Deferred tax assets	44,296	45,656
Goodwill	7,969	7,969
Intangible assets, net	3,035	3,637
Other assets	14,748	11,616
Total assets	$219,146	$375,840

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$36,004	$40,986
Payables to managed entities and related parties	173	1,284
Borrowings	44,903	191,383
Deferred tax liabilities	2,046	2,046
Total liabilities	83,126	235,699

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	-	-
Common stock, $.01 par value, 49,000,000 shares authorized; 28,154,910 and 27,757,849 shares issued, respectively (including nonvested restricted stock of 762,310 and 552,461, respectively)	274	272
Additional paid-in capital	280,761	277,944
Accumulated deficit	(29,134)	(22,471)
Treasury stock, at cost; 9,131,350 and 9,213,665 shares, respectively	(99,454)	(100,367)
Accumulated other comprehensive loss	(14,491)	(15,560)
Total stockholders’ equity	137,956	139,818
Noncontrolling interests	(1,936)	323
Total equity	136,020	140,141
Total liabilities and equity	$219,146	$375,840

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Real estate	$11,162	$5,198	$23,879	$17,261
Commercial finance	5,592	10,476	21,824	38,962
Financial fund management	8,484	6,884	24,357	25,414
	25,238	22,558	70,060	81,637
COSTS AND EXPENSES:
Real estate	5,856	5,821	16,099	17,109
Commercial finance	4,512	5,841	13,818	20,064
Financial fund management	6,471	4,722	15,875	15,532
General and administrative	2,946	3,371	9,146	11,049
Loss (gain) on sale of leases and loans	7,154	(71)	7,705	(390)
Provision for credit losses	1,428	1,048	3,414	5,645
Depreciation and amortization	2,005	1,899	6,593	4,981
	30,372	22,631	72,650	73,990
OPERATING (LOSS) INCOME	(5,134)	(73)	(2,590)	7,647
OTHER (EXPENSE) INCOME:
Total other-than-temporary impairment losses on investment securities	(67)	−	(364)	(7,962)
Portion recognized in other comprehensive loss	−	−	−	−
Net other-than-temporary impairment losses recognized in earnings	(67)	−	(364)	(7,962)
Loss on sale of loans and investment securities, net	(27)	−	(451)	(11,588)
Interest expense	(3,504)	(2,634)	(11,192)	(16,957)
Other income, net	739	981	1,946	3,224
	(2,859)	(1,653)	(10,061)	(33,283)
Loss from continuing operations before taxes	(7,993)	(1,726)	(12,651)	(25,636)
Income tax benefit	(1,404)	(1,613)	(4,805)	(9,219)
Loss from continuing operations	(6,589)	(113)	(7,846)	(16,417)
Loss from discontinued operations, net of tax	(1)	(78)	(3)	(166)
Net loss	(6,590)	(191)	(7,849)	(16,583)
Add: Net loss (income) attributable to noncontrolling interests	1,275	(13)	2,273	1,526
Net loss attributable to common shareholders	$(5,315)	$(204)	$(5,576)	$(15,057)
Basic loss per share attributable to common shareholders:
Continuing operations	$(0.28)	$(0.01)	$(0.29)	$(0.81)
Discontinued operations	−	−	−	(0.01)
Net loss	$(0.28)	$(0.01)	$(0.29)	$(0.82)
Weighted average shares outstanding	19,140	18,567	18,972	18,437
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.28)	$(0.01)	$(0.29)	$(0.81)
Discontinued operations	−	−	−	(0.01)
Net loss	$(0.28)	$(0.01)	$(0.29)	$(0.82)
Weighted average shares outstanding	19,140	18,567	18,972	18,437
Dividends declared per common share	$0.00	$0.03	$0.06	$0.17
Amounts attributable to common shareholders:
Loss from continuing operations, net of tax	$(5,314)	$(126)	$(5,573)	$(14,891)
Discontinued operations, net of tax	(1)	(78)	(3)	(166)
Net loss	$(5,315)	$(204)	$(5,576)	$(15,057)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED JUNE 30, 2010
(in thousands)
(unaudited)

	Attributable to Common Shareholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Comprehensive (Loss) Income
Balance at October 1, 2009	$272	$277,944	$(22,471)	$(100,367)	$(15,560)	$139,818	$323	$140,141
Net loss	-	−	(5,576)	-	-	(5,576)	(2,273)	(7,849)	$(7,849)
Issuance of warrants in the senior note offering	-	1,042	-	-	-	1,042	-	1,042	−
Treasury shares issued	-	(550)	-	913	-	363	−	363	−
Equity-based awards	2	2,325	-	-	-	2,327	42	2,369	−
Cash dividends	-	-	(1,087)	-	-	(1,087)	−	(1,087)	−
Other comprehensive income (loss)	-	-	-	−	1,069	1,069	(28)	1,041	1,041
Balance at June 30, 2010	$274	$280,761	$(29,134)	$(99,454)	$(14,491)	$137,956	$(1,936)	$136,020	$(6,808)

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,849)	$(16,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net other-than-temporary impairment losses recognized in earnings	364	7,962
Depreciation and amortization	10,192	6,567
Provision for credit losses	3,414	5,645
Equity in earnings of unconsolidated entities	(4,098)	(758)
Distributions from unconsolidated entities	3,479	4,549
Loss (gain) on sale of leases and loans	7,705	(390)
Loss on sale of loans and investment securities, net	451	11,588
Gain on resolution of assets	(2,040)	(635)
Deferred income tax benefit	29	(4,348)
Equity-based compensation issued	2,874	3,898
Equity-based compensation received	(1,118)	(98)
Decrease (increase) in commercial finance investments − held for sale	30,959	(32,149)
Changes in operating assets and liabilities	(21,720)	(18,497)
Net cash provided by (used in) operating activities	22,642	(33,249)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(320)	(244)
Payments received on real estate loans and real estate	8,355	10,044
Investments in unconsolidated real estate entities	(1,908)	(3,230)
Return of capital from investments in unconsolidated entities	344	684
Purchase of commercial finance assets − held for investment	−	(41,942)
Payments received on commercial finance assets − held for investment	−	44,607
Purchase of loans and investments	(1,011)	(19,203)
Proceeds from sale of loans and investment securities	2,740	4,561
Principal payments received on loans	−	4,061
Net cash provided by (used in) investing activities	8,200	(662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	81,802	350,856
Principal payments on borrowings	(127,889)	(322,424)
Repayment from managed entity on RCC lease portfolio purchase	−	4,500
Dividends paid	(1,087)	(3,020)
Decrease in restricted cash	1,068	9,532
Repurchase of subsidiary stock held by a noncontrolling stockholder	−	(264)
Other	(1,766)	(2,533)
Net cash (used in) provided by financing activities	(47,872)	36,647
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(3)	(6)
Financing activities	−	(159)
Net cash used in discontinued operations	(3)	(165)
(Decrease) increase in cash	(17,033)	2,571
Cash at beginning of year	26,197	14,910
Cash at end of period	$9,164	$17,481

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, commercial finance and financial fund management operating segments.  As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund.  The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise.  The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RCC”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”).

The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (“fiscal 2009”).  The results of operations for the three and nine months ended June 30, 2010 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2010 (“fiscal 2010”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.

When the Company obtains an explicit or implicit interest in an entity, the Company evaluates the entity to determine if the entity is a variable interest entity (“VIE”), and, if so, whether or not the Company is deemed to be the primary beneficiary of the VIE.  Generally, the Company consolidates VIEs for which the Company is deemed to be the primary beneficiary or non-VIEs which the Company controls.  The primary beneficiary of a VIE is the variable interest holder that absorbs the majority of the variability in the expected losses or the residual returns of the VIE.  When determining the primary beneficiary of a VIE, the Company considers its aggregate explicit and implicit variable interests as a single variable interest.  If the Company’s single variable interest absorbs the majority of the variability in the expected losses or the residual returns of the VIE, the Company is considered the primary beneficiary of the VIE.  The Company reconsiders its determination of whether an entity is a VIE and whether the Company is the primary beneficiary of such VIE if certain events occur.

Variable interests in the Company’s real estate segment relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of June 30, 2010 and September 30, 2009, the Company had one and two such interests, respectively, and was deemed to be the primary beneficiary of the VIE.  Accordingly, the entities were included in the consolidated financial statements.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2009 consolidated financial statements to conform to the fiscal 2010 presentation.  Minority interests, previously classified as a liability, are now presented as noncontrolling interests as a separate component of equity.  In addition, minority interest expense of $13,000 and $1.5 million for the three and nine months ended June 30, 2009, respectively, has been reclassified as noncontrolling interests.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investments in Commercial Finance

Allowance for credit losses.  The Company evaluates the adequacy of the allowance for credit losses in commercial finance (including investments in leases and loans and future payment card receivables) based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The Company fully reserves, net of recoveries, all leases and loans after they are 180 days past due.

Additionally, the Company reviews the collectability of its receivables from managed entities.  Based on a change in the projected cash distributions to be made to the limited partners of one of its managed partnerships, the Company determined they would not collect their accrued management fees that were recorded during the first six months of fiscal 2010.  Accordingly, the Company recorded a provision of $777,000 for the three and nine months ended June 30, 2010 with a corresponding reduction to the receivables from managed entities.

Servicing Liability

The Company routinely sells its investments in commercial finance assets held for sale to its affiliated leasing partnerships and RCC, as well as to third parties. Leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases is deemed surrendered when (1) the leases have been transferred to the leasing partnership, RCC or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Company does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  Subsequent to these sales, the Company typically remains as the servicer for the leases and loans sold for which it generally receives a servicing fee of approximately 1% of the book value of the serviced portfolio.  The assets and liabilities associated with the respective servicing agreements are typically not material and are offsetting and; accordingly, are not reflected in the Company’s consolidated financial statements.

In the third quarter of 2010, the Company sold a portfolio of leases and loans to RCC, servicing retained.  Additionally, the Company will not be receiving any servicing fees.  Accordingly, the Company recorded a $2.3 million liability as of June 30, 2010 for the present value of the estimated cost to service the portfolio.  Additionally, RCC has the option to return, and the Company has the obligation to repurchase, up to a maximum of approximately $5.5 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, the Company recorded a $2.8 million estimated liability based on historical default rates.

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

The Company utilizes several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its reporting unit for its impairment review of goodwill.  These approaches require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which are based on the current economic environment and credit market conditions.

The Company’s commercial finance operating segment has goodwill of $8.0 million, which is tested annually in May for impairment.  Based on a third party valuation, the Company has concluded that, as of May 31, 2010, there has been no impairment of its goodwill.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective
The Financial Accounting Standards Board (“FASB”) has issued the following accounting standard which is not yet effective for the Company:

Transfers of financial assets- In June 2009, the FASB amended prior guidance on Accounting for Transfers of Financial Assets.  The new pronouncement changes the derecognition guidance for the transferors of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures about all transfers of financial assets.  This guidance will be effective for the Company in fiscal 2011.  The Company is assessing the potential effect this guidance will have on its consolidated financial statements

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Company as of December 15, 2010, and the Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

Variable Interest Entities - In June 2009, the FASB issued guidance to revise the approach to determine when a VIE should be consolidated.  The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and to provide additional disclosures.  This guidance will be effective for the Company in fiscal 2011.  The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

Newly Adopted Accounting Principles
The Company adopted the following accounting standards during the first nine months of fiscal 2010:

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP.  This guidance was effective upon issuance.

Fair Value Measurements.  In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) disclosures regarding the need to use judgment in determining the appropriate classes of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective for the Company in fiscal 2011.

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

The adoption of these standards, other than noncontrolling interests as described in Note 12, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Nine Months Ended June 30,
	2010	2009
Cash paid during the period for:
Interest	$8,207		$16,068
Income taxes	$525		$2,457

Non-cash activities include the following:
Sale of commercial finance assets to RCC (see Note 4):
Reduction of investments in commercial finance assets	$99,386		$-
Termination of associated secured warehouse facility	$(99,386)		$-

Fair value of warrants recorded as a discount to the Senior Notes	$2,339		$-

Property received from the foreclosure on a real estate loan:
Investment in real estate loans	$-		$(2,837)
Investment in real estate owned	$-		$2,837

Non-cash effects from the deconsolidation of entities (1):
Cash	$43		$959
Restricted cash	$-		$10,651
Due from affiliates	$-		$(8,410)
Receivables	$9		$(6,564)
Loans held for investment	$-		$229,097
Investments in commercial finance-held for investment, net	$-		$185,784
Investments in unconsolidated entities	$6	$	−
Property and equipment, net	$1,638	$	−
Other assets	$749		$4,230
Accrued expense and other liabilities	$(174)		$(7,540)
Borrowings	$(1,013)		$(401,162)
Equity	$(1,258)		$(7,045)

(1)
Reflects the deconsolidation of a real estate entity and two financial fund management partnerships for the nine months ended June 30, 2010 and two entities, Apidos CDO VI and LEAF Commercial Finance Fund, LLC (“LCFF”), for the nine months ended June 30, 2009.  As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheet.  The sum of the assets removed equates to the sum of the liabilities and equity that were similarly eliminated, and as such, there was no change in the Company’s net assets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 4 – INVESTMENTS IN COMMERCIAL FINANCE

During the three months ended June 30, 2010, the Company sold $111 million of leases and loans to RCC.  In connection with the sale, the Company recognized a loss of $7.1 million, including a loss reserve of $2.8 million (up to a maximum of approximately $5.5 million of delinquent assets can be returned), a servicing liability of $2.3 million and a $2.0 million write-off of previously capitalized costs associated with the portfolio.  A portion of the sale proceeds were used to repay $99.4 million of outstanding borrowings under the commercial finance warehouse facility and the line was terminated (see Note 10).

Commercial Finance Assets

The Company’s investments in commercial finance include the following (in thousands):

	June 30, 2010			September 30, 2009
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Loans (1)	$796	$182	$978	$385	$60,441	$60,826
Direct financing leases, net	702	333	1,035	1,480	72,236	73,716
Future payment card receivables, net	500	−	500	3,774	−	3,774
Assets subject to operating leases, net (2)	77	−	77	−	10,024	10,024
Allowance for credit losses	(950)	−	(950)	(3,210)	−	(3,210)
Investments in commercial finance, net	$1,125	$515	$1,640	$2,429	$142,701	$145,130

(1)	The interest rates on loans generally range from 6% to 14%.

(2)
Net of accumulated depreciation of $0 and $737,000 for commercial finance assets held for sale as of June 30, 2010 and September 30, 2009, respectively, and $16,000 and $0 for commercial finance assets held for investment as of June 30, 2010 and September 30, 2009, respectively.

The components of direct financing leases are as follows (in thousands):

	June 30, 2010			September 30, 2009
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$783	$179	$962	$1,959	$84,534	$86,493
Initial direct costs, net of amortization	5	−	5	6	1,157	1,163
Unguaranteed residuals	9	260	269	17	3,376	3,393
Security deposits	(8)	(94)	(102)	(87)	(69)	(156)
Unearned income	(87)	(12)	(99)	(415)	(16,762)	(17,177)
Investments in direct financing leases, net	$702	$333	$1,035	$1,480	$72,236	$73,716

The following table summarizes the activity in the allowance for credit losses for commercial finance assets held for investment (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$490	$1,930	$3,210	$1,750
Provision for credit losses	651	621	2,587	3,451
Charge-offs	(221)	(569)	(4,919)	(1,793)
Recoveries	30	8	72	82
Reduction due to the sale of LCFF	−	−	−	(1,500)
Balance, end of period	$950	$1,990	$950	$1,990

Leases and loans on non-accrual status as of June 30, 2010 and September 30, 2009 totaled $1.6 million and $1.9 million, respectively.  Future payment card receivables, which are all on non-accrual status, totaled $500,000 and $2.6 million at June 30, 2010 and September 30, 2009, respectively, and are being accounted for on the cost recovery method.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 4 – INVESTMENTS IN COMMERCIAL FINANCE – (Continued)

During the three months ended March 31, 2010, the Company revised its method of calculating credit losses on commercial finance assets to fully reserve, net of recoveries, all leases and loans over 180 days past due.  For the three months ended March 31, 2010, the effect of this change was to increase the provision for credit losses by $878,000 ($334,000 net of tax, or $0.02 per share).

NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the carrying value of the Company’s investments in real estate (in thousands):

	June 30,	September 30,
	2010	2009
Real estate loans:
Balance, beginning of year	$4,447	$17,413
Collection of principal	(2,926)	(9,373)
Foreclosure	−	(2,837)
Interest received	−	(1,249)
Accreted and accrued interest income	113	493
Balance, end of period	1,634	4,447
Less allowance for credit losses	(1,634)	(1,585)
Real estate loans, net	−	2,862
Real estate:
Ventures	9,287	8,189
Owned, net of accumulated depreciation of $3,793 and $3,212	15,690	16,262
Total real estate	24,977	24,451
Investments in real estate, net	$24,977	$27,313

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$1,634	$1,158	$1,585	$1,129
Provision for credit losses	−	427	49	456
Balance, end of period	$1,634	$1,585	$1,634	$1,585

The Company has a $1.6 million real estate loan on non-accrual status, which has been fully reserved as of June 30, 2010 and September 30, 2009.  The amount of interest foregone on this loan was $27,000 and $23,000 for the three months ended June 30, 2010 and 2009, respectively, and $77,000 and $68,000 for the nine months ended June 30, 2010 and 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 6 − INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010:
CDO securities	$5,440	$554	$(309)	$5,685
Equity securities	31,124	40	(18,145)	13,019
Total	$36,564	$594	$(18,454)	$18,704

September 30, 2009:
CDO securities	$9,777	$268	$(1,800)	$8,245
Equity securities	30,180	−	(18,925)	11,255
Total	$39,957	$268	$(20,725)	$19,500

The CDO securities represent the Company’s retained equity interests in four and six CDO issuers that it has sponsored and manages as of June 30, 2010 and September 30, 2009, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations and credit quality of the underlying assets held by the CDO issuers which, accordingly, has an impact on their fair value.

The Company holds 2.3 million shares of RCC common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share).  The Company also holds 18,972 shares of The Bancorp, Inc. (“TBBK”) common stock (NASDAQ: TBBK).  A portion of these investments are pledged as collateral on the Company’s secured corporate credit facility.

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2010:
CDO securities	$	−	$	−	−	$3,920	$(309)	1
Equity securities		−		−	−	12,871	(18,145)	1
Total	$	−	$	−	−	$16,791	$(18,454)	2
September 30, 2009:
CDO securities	$	−	$	−	−	$7,111	$(1,800)	4
Equity securities		−		−	−	11,255	(18,925)	1
Total	$	−	$	−	−	$18,366	$(20,725)	5

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  The primary inputs used in producing the internally generated expected cash flows models to determine the fair value of these CDO investments are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (98% for the first year, 99% thereafter) and (v) discount rate (27.5%).  Specifically, with respect to its evaluation of its investment in RCC, the Company also takes into consideration its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.

Other-than-Temporary Impairment Losses.  The Company has recorded charges for the other-than-temporary impairment of certain of its CDO investments. During the three months ended June 30, 2010, the Company recorded a $67,000 charge related to CDO investments in bank loans ($50,000 in European loans).  The $364,000 charge recorded for the nine months ended June 30, 2010 also reflected $297,000 related to CDO investments in securities of financial institutions.  During the nine months ended June 30, 2009, the Company recorded an $8.0 million charge, of which $4.9 million related to CDO investments in bank loans ($2.0 million in European loans) and $3.1 million to CDO investments in securities of financial institutions; no charge was recorded for the three months ended June 30, 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	Range of Combined Partnership Interests	June 30, 2010	September 30, 2009
		(unaudited)
Real estate investment entities	2% – 11%	$9,704	$11,918
Financial fund management partnerships	5% − 11%	3,702	3,429
Commercial finance investment entities	1% − 6%	263	−
Trapeza entities	33% − 50%	600	894
Investments in unconsolidated entities		$14,269	$16,241

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

NOTE 8 – VARIABLE INTEREST ENTITIES

Consolidated VIEs

The following table reflects the assets and liabilities of one and two real estate VIEs that were included in the Company’s consolidated balance sheets as of June 30, 2010 and September 30, 2009, respectively (in thousands):

	June 30,	September 30,
	2010	2009
Cash	$ −	$42
Property and equipment, net	1,104	2,868
Other assets	−	373
Total assets	$1,104	$3,283

Accrued expenses and other liabilities	$455	$170
Borrowings	−	1,057
Total liabilities	$455	$1,227

VIE Not Consolidated

On December 1, 2009, the Company sold its interests in VIP Borrower (an unconsolidated VIE that held the Company’s interests in a real estate joint venture) to RCC at its book value for $2.1 million.  The Company, however, has retained management of the joint venture assets and will continue to receive fees in connection with the acquisition, investment management and disposition of assets held by VIP borrower as well as new assets acquired by the joint venture.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 9 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	June 30,	September 30,
	Lives	2010	2009
Land	−	$200	$200
Building	39 years	1,666	1,666
Leasehold improvements	1-15 years	6,132	6,185
Real estate assets – consolidated VIE	40 years	1,600	3,900
Furniture and equipment	3-10 years	12,596	12,699
		22,194	24,650
Accumulated depreciation and amortization		(12,304)	(11,215)
Property and equipment, net		$9,890	$13,435

In January 2010, the Company received full payment of a loan to an entity previously consolidated as a VIE.  Due to the repayment of the loan, the VIE was deconsolidated, thereby eliminating $2.3 million of real estate assets and $633,000 of related accumulated depreciation from the consolidated balance sheet.

NOTE 10 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30,				September 30,
	2010				2009
	Amount of Facility		Borrowings Outstanding		Borrowings Outstanding
Commercial Finance:
Secured revolving credit facility:
PNC Bank	$	−	$	−	$136,500

Corporate:
Secured revolving credit facilities:
TD Bank (1)		$14,599		14,599	26,502
Sovereign		−		−	577
		$14,599		14,599	27,079

Senior Notes (2)				13,885	10,629

Note payable to RCC				2,000	−
Other debt				14,419	17,175
Total borrowings outstanding				$44,903	$191,383

(1)
Borrowings outstanding do not reflect letters of credit of $401,000 and $246,000 at June 30, 2010 and September 30, 2009, respectively; rather the amount of the facility as shown has been reduced accordingly.

(2)
The Company’s outstanding Senior Notes are reflected net of an unamortized discount of $4.9 million at June 30, 2010 and September 30, 2009 related to the fair value of detachable warrants issued with the Senior Notes.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 10 – BORROWINGS − (Continued)

Commercial Finance – secured revolving credit facility

PNC, N.A. (“PNC Bank”).  LEAF Financial Corporation, the Company’s commercial finance subsidiary (“LEAF”), had a $100.0 million revolving warehouse credit facility with a group of banks led by PNC Bank.  In May 2010, the loan was fully repaid and the line was terminated.

The interest rate on base rate borrowings was the base rate plus 4% and on London Interbank Offered Rate (“LIBOR”) based borrowings was LIBOR plus 5%.  The base rate was the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) LIBOR plus 1%.  Weighted average borrowings for the three and nine months ended June 30, 2010 were $60.0 million and $103.0 million, respectively, at an effective interest rate of 11.6% and 7.6%, respectively.  Weighted average borrowings for the three and nine months ended June 30, 2009 were $117.7 million and $132.5 million, respectively, at an effective interest rate of 4.9% and 4.8%, respectively.

Corporate − secured revolving credit facilities

TD Bank, N.A. (“TD Bank”).  In November 2009, the revolving credit facility with TD Bank was amended primarily to (i) extend the maturity date of the facility for an additional year to October 15, 2011, (ii) decrease the borrowing base to $20.0 million as of November 6, 2009, (iii) reduce the interest rate on the loan to (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5% and (iv) reduce the monthly reduction in maximum credit facility amount from $850,000 to $150,000 per month.  As further required by the amendment, the Company reduced its outstanding borrowings to $15.0 million, the maximum borrowing capacity on the line as of June 30, 2010.  In consideration for these modifications, the Company paid a fee of $345,000 to the lender.  Weighted average borrowings for the three and nine months ended June 30, 2010 were $17.1 million and $19.0 million, respectively, at an effective interest rate of 10.2% and 10.5%, respectively.  Weighted average borrowings for the three and nine months ended June 30, 2009 were $38.9 million and $42.0 million, respectively, at an effective interest rate of 8.7% and 7.6%, respectively.  The line was fully utilized at June 30, 2010 and September 30, 2009.

Sovereign Bank.  Upon the maturity of the Sovereign Bank revolving line of credit on February 28, 2010, the Company repaid the remaining balance and the facility was terminated.  The interest charged on outstanding borrowings was at the prime rate.  Weighted average borrowings for nine months ended June 30, 2010 were $313,000 at an effective interest rate of 3.0%.  Weighted average borrowings for the three and nine months ended June 30, 2009 were $578,000 and $4.0 million, respectively, at an effective interest rate of 3.3% and 5.2%, respectively.

Corporate – Senior Notes

On October 6, 2009, the Company completed a private offering to certain senior executives and shareholders of the Company with the sale of an additional $3.2 million aggregate principal amount of its 12% Senior Notes due 2012 and 5-year detachable warrants to purchase 637,255 shares (at $5.10 per share) with the same terms as the Senior  Notes issued in the initial offering in September 2009.  In total, the Company sold $18.8 million of Senior Notes with detachable warrants to purchase 3,690,195 shares.  The Senior Notes require quarterly payments of interest in arrears on March 31, June 30, September 30 and December 31 each year, beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  As required by the TD Bank credit agreement, the Company paid down outstanding borrowings on the TD facility with $5.6 million of proceeds from the offering.  In addition, until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.

The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values.  The Company used a Black-Scholes pricing model to calculate the fair value of the warrants at $4.9 million for the first issuance and $1.0 million for the subsequent issuance.  The model included assumptions regarding the Company’s dividend yield (2.3%), the Company’s stock price volatility (44.1%) risk-free interest rate (2.3%) and the expected warrant life of three years.  The Company accounted for the warrants as an increase to additional paid in capital with an offsetting discount to the Senior Notes.  The discount is being amortized into interest expense over the 3-year term of the Senior Notes using the effective interest method.  The weighted average interest rate inclusive of the discount was 20.0% and 19.3% for the three and nine months ended June 30, 2010, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 10 – BORROWINGS − (Continued)

Note payable to RCC

In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears on April 15th, July 15th, October 15th and January 15th and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds.

Other debt

In January 2010, the Company received full payment of a loan to an entity previously consolidated as a VIE.  Due to the repayment of the loan, the VIE was deconsolidated, thereby eliminating a $1.1 million mortgage held by the VIE from the consolidated balance sheets.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending June 30, and thereafter, are as follows (in thousands):

2011	$2,712
2012	24,817
2013	18,878
2014	44
2015	2,025
Thereafter	1,362
$49,838

Covenants

The Company’s corporate secured revolving credit facility is subject to certain financial covenants, which are customary for the type and size of its related debt facilities, including debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth. The Company was in compliance with all of its debt covenants as of June 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

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

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(6,590)	$(191)	$(7,849)	$(16,583)
Other comprehensive (loss) income:
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(1,311), $872, $806 and $(3,154)	(2,267)	1,313	1,057	(3,730)
Less: reclassification for realized losses, net of tax of $36, $0, $383 and $3,089	100	−	617	4,890
	(2,167)	1,313	1,674	1,160
Minimum pension liability adjustment, net of tax of $(7), $0, $(12) and $(210)	7	−	12	210
Less: reclassification for realized losses, net of tax of $30, $20, $90 and $61	38	25	115	75
Unrealized gains (losses) on hedging contracts, net of tax of $11, $349, $93 and $4,861	44	479	170	(772)
Transfer of interest rate swaps, caps due to the sale of LCFF, net of tax of $0, $0, $0 and $3,574	−	−	−	3,170
Foreign currency translation (loss) gain	(436)	539	(930)	(424)
Comprehensive (loss) income	(9,104)	2,165	(6,808)	(13,164)
Add: Comprehensive loss (income) attributable to noncontrolling interests	1,270	(13)	2,301	309
Comprehensive (loss) income attributable to common shareholders	$(7,834)	$2,152	$(4,507)	$(12,855)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, beginning of year	$(12,791)	$(388)	$16	$(2,397)	$(15,560)
Current period changes	1,674	198	(930)	127	1,069
Balance, end of period	$(11,117)	$(190)	$(914)	$(2,270)	$(14,491)

(1)
Included in accumulated other comprehensive loss as of June 30, 2010 and September 30, 2009 is a net unrealized loss of $190,000 (net of tax benefit of $160,000 and noncontrolling interest of $28,000) and a net unrealized loss of $388,000 (net of tax benefit of $253,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF, the Company’s commercial finance subsidiary, in which the Company owns an equity interest.  The Company has no other hedging activity as of June 30, 2010 and September 30, 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 12 – NONCONTROLLING INTERESTS

Noncontrolling interests are reflected as a separate component of equity.  Losses are to be attributed to a noncontrolling interest even when the carrying value of the noncontrolling interest has been reduced to zero.  For the three and nine months ended June 30, 2010, the Company attributed losses to noncontrolling interests of $1.3 million (net of tax of $695,000) and $2.2 million (net of tax of $1.2 million), respectively, related to its commercial finance and financial fund management operations.  If the Company had not followed the new guidance, net loss attributable to noncontrolling interests, net loss and per share amounts attributable to common shareholders would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
Loss from continuing operations, net of tax	$(6,589)	$(7,846)
Net (income) loss attributable to noncontrolling interests	(15)	43
Discontinued operations, net	(1)	(3)
Net loss attributable to common shareholders	$(6,605)	$(7,806)
Basic loss per common share:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	−	−
Net loss	$(0.35)	$(0.41)
Weighted average shares outstanding	19,140	18,972
Diluted loss per common share:
Continuing operations	$(0.35)	$(0.41)
Discontinued operations	−	−
Net loss	$(0.35)	$(0.41)
Weighted average shares outstanding	19,140	18,972

NOTE 13 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period.  The diluted EPS computation (“Diluted EPS”) takes into account the effect of potential dilutive common shares.  Potential common shares, consisting primarily of stock options, warrants and director deferred shares, are calculated using the treasury stock method.

Effective October 1, 2009, the Company adopted and retrospectively applied a FASB-issued standard that requires nonvested share-based awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in computing earnings per share.  The adoption of this standard increased the weighted average number of Basic shares by 653,000 and 648,000 for the three and nine months ended June 30, 2009, respectively.  This resulted in a decrease in the Basic and Diluted loss per common share by $0.03 (from a loss per common share of $0.85 to $0.82, as revised) for the nine months ended June 30, 2009.  There was no effect on EPS from the adoption of this standard for the three months ended June 30, 2009.

Due to the losses incurred for the periods presented, stock options and warrants outstanding were antidilutive and therefore, excluded from the Diluted EPS computation.  For the three months ended June 30, 2010 and 2009, excluded were outstanding options to purchase 1.4 million and 1.1 million shares of common stock, respectively, at a weighted average exercise price of $13.02 and $16.11 per share, respectively.  Also excluded from Diluted EPS for the three and nine months ended June 30, 2010, were warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11.  No warrants were outstanding during the first nine months of fiscal 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 14 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed an application under the voluntary correction program ("VCP") with the Internal Revenue Service (“IRS”) in order to correct certain compliance errors that were made with respect to the ESOP.  The IRS has concluded the VCP process and the Company and the IRS are finalizing the compliance statement.  Additionally, in April 2010, the Company reached a settlement with the U.S. Department of Labor (“DOL”) relating to the ESOP annual report for fiscal 2007.  Furthermore, the DOL is auditing the ESOP and the Resource America, Inc. Investment Savings Plan (“401k Plan”) for the plan years from 2005 to 2009 (the "DOL Audit").  The DOL has communicated to the Company that it is closing the DOL audit with respect to the ESOP.

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  The Company will match 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1,000 hours of service.  The match contribution vests over a period of five years.  In May 2010, the Company discovered errors in the calculation of the employer match and the calculation of the vested percentages for some employees.  The Company is working to quantify the extent of the correction needed, and intends to file under the VCP to correct these compliance errors.

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The Company holds 123,719 shares of TBBK common stock as well as other equity securities with an aggregate value of $252,000 at June 30, 2010 and $850,000 at September 30, 2009, respectively, to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest costs	$106	$127	$318	$383
Expected loss on plan assets	(15)	(14)	(44)	(40)
Amortization of actuarial loss	69	46	205	136
Net cost	$160	$159	$479	$479

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	June 30,	September 30,
	2010	2009
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$42,615	$36,285
Real estate investment entities	14,986	10,905
Financial fund management investment entities	3,430	3,523
RCC	6,261	4,101
Other	203	233
Receivables from managed entities and related parties, net	$67,495	$55,047
Payables to managed entities and related parties:
Real estate investment entities	$140	$1,284
RCC	33	−
Payables to managed entities and related parties	$173	$1,284

(1)
Reflects discounts of $30,000 and $263,000 for the nine months ended June 30, 2010 and for fiscal 2009, respectively, in connection with certain management fees and reimbursed expenses that the Company does not expect to receive in the next twelve months.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commercial Finance - fees from investment partnerships (1)	$2,149	$4,819	$9,611	$15,573
Real Estate – fees from investment partnerships and TIC property interests (2)	3,506	2,350	9,345	8,455
Financial Fund Management - fees from managed entities (3)	826	859	2,628	2,258
RCC:
Management, incentive and servicing fees	4,340	1,165	8,101	4,220
Reimbursement of expenses	499	112	1,353	435
Commitment fee	−	180	−	180
Dividends received	567	614	1,681	2,790
Atlas Energy, Inc. - reimbursement of net costs and expenses	182	292	668	1,033
1845 Walnut Associates Ltd - payment of rent and operating expenses	(154)	(133)	(407)	(377)
9 Henmar LLC - payment of broker/consulting fees	(21)	(31)	(51)	(75)
Ledgewood P.C. - payment for legal services	(35)	(148)	(277)	(461)

(1)
During the three and nine months ended June 30, 2010, the Company waived $726,000 and $1.1 million, respectively, of its fund management fees from two of its investment entities.  In addition, the Company recorded a $777,000 provision for credit losses during the three and nine months ended June 30, 2010 for management fees from one of its commercial finance investment entities that, based on a change on estimated cash distributions, is not expected to be received.

(2)
Reflects discounts of $116,000 and $345,000 recorded in the three and nine months ended June 30, 2010, respectively, and $95,000 and $336,000 for the three and nine months ended June 30, 2009, respectively, in connection with management fees the Company expects to receive in the future.

(3)
Excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships for the nine months ended June 30, 2010 and a non-cash incentive fee on the unrealized appreciation in the book value of Trapeza partnership securities totaling $67,000 and $1.8 million, respectively, for the three and nine months ended June 30, 2009.

Relationship with RCC.  In October 2009, the RCC management agreement was amended such that RCC will directly reimburse the Company for the wages and benefits of RCC’s Chief Financial Officer and three accounting professionals, each of whom will be exclusively dedicated to the operations of RCC, and 50% of the wages and benefits of a director of investor relations who will be 50% dedicated to RCC's operations.  In January 2010, the management agreement was further amended to reimburse the Company for the wage and benefit costs it incurs for an executive officer who devotes all of his time to serve as RCC’s Chairman of the Board.

In December 2009, the Company recorded a one-time adjustment of $200,000 ($78,000 net of tax) related to equity compensation expense for previously issued RCC restricted stock and options awarded to members of the Company’s management.  The Company determined that the amounts that related to prior fiscal years and quarters were immaterial to all prior fiscal years and quarters, including the impact on earnings per share and, therefore, recognized the full adjustment during the first quarter of fiscal 2010.  Additionally, the Company anticipates that the impact on full-year net earnings for fiscal 2010 will be immaterial.

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
JUNE 30, 2010
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

During the three months ended June 30, 2010, the Company sold approximately $111 million of leases and loans to RCC.  In connection with this sale, the Company recognized a loss of $7.1 million, including an estimated loss reserve of $2.8 million (up to a maximum of approximately $5.5 million of delinquent assets can be returned), a servicing liability of $2.3 million and the $2.0 million write-off of previously capitalized costs associated with the portfolio.  LEAF will not receive acquisition or servicing fees related to this sale.

LEAF originates and manages commercial finance assets on behalf of RCC.  The leases and loans are typically sold to RCC at fair value plus an acquisition fee of 1%.  LEAF also typically receives a 1% fee to then service the assets.  During the three and nine months ended June 30, 2010, LEAF sold $0 and $10.3 million of commercial finance assets to RCC, excluding the leases and loans discussed in the preceding paragraph.  In the three and nine months ended June 30, 2009, LEAF sold $0 and $6.1 million, respectively, of leases and loans to RCC.  In addition, from time to time, LEAF repurchases leases and loans from RCC as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and facilitation of the timely resolution of problem accounts when collection is considered likely.  LEAF repurchased $0 and $140,000 of commercial finance assets from RCC during the three and nine months ended June 30, 2010, respectively, and $0 and $1.4 million during the three and nine months ended June 30, 2009, respectively, at a price equal to their fair value.

Chadwick Securities (“Chadwick”), the Company’s wholly-owned broker-dealer, has periodically facilitated transactions for RCC.  No fees are charged by Chadwick for these transactions.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s Chief Executive Officer and President.  TBBK provides banking and operational services for one of LEAF’s subsidiaries.  For the three and nine months ended June 30, 2010, the Company paid $3,000 and $12,000, respectively, in fees to TBBK.  For the three and nine months ended June 30, 2009, the Company paid $12,500 and $48,300, respectively, in fees to TBBK.  Additionally, the Company had $85,000 and $377,000 in deposit accounts at TBBK at June 30, 2010 and 2009, respectively.

Transactions between LEAF and Its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  LEAF sold $5.2 million and $65.9 million of leases and loans during the three and nine months ended June 30, 2010, respectively, to the LEAF Funds.  During the three and nine months ended June 30, 2009, LEAF sold $40.1 million and $214.7 million, respectively, of leases and loans to the LEAF funds at a price equal to their fair value.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds.  During the three and nine months ended June 30, 2010, LEAF purchased $2.8 million and $6.0 million, respectively, of leases and loans back from the LEAF Funds.  LEAF purchased $0 and $1.1 million of leases and loans back from the LEAF Funds during the three and nine months ended June 30, 2009, respectively, at a price equal to their fair value.

NOTE 16 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
RCC dividend income	$567	$614	$1,681	$2,790
Interest income	122	221	281	329
Other income (expense), net	50	146	(16)	105
Other income, net	$739	$981	$1,946	$3,224

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
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

As of June 30, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities available-for-sale	$13,019	$410	$5,275	$18,704
Retained financial interest-commercial finance	−	−	299	299
Total	$13,019	$410	$5,574	$19,003

The following table presents additional information about for assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended June 30, 2010 (in thousands):

	Investment Securities	Retained Financial
	Available-for-Sale	Interest
Balance, beginning of period	$63,292	$ −
Purchases, sales, issuances and settlements, net	(2,711)	299
Transfer to nonrecurring	(55,047)	−
Loss on sale of investment securities, net	(451)	−
Other-than-temporary impairment loss	(364)	−
Change in unrealized losses included in accumulated other comprehensive loss	966	−
Transfer to Level 2 (1)	(410)	−
Balance, end of period	$5,275	$299

(1)
The Company sold a portion of a security previously included as a Level 3 investment and utilized the selling price in an inactive market to adjust the fair value on the remaining investment as reflected.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 17 – FAIR VALUE – (Continued)

For the nine months ended June 30, 2010, the Company recognized the following changes in carrying value of those assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	Level 1		Level 2		Level 3	Total
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$1,584	$1,584
Receivables from managed entities – commercial finance and real estate		−		−	2,168	2,168
Investments in commercial finance – held for sale		−		−	515	515
Total	$	−	$	−	$4,267	$4,267

Liabilities:
Senior Notes	$	−	$	−	$2,239	$2,239

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The fair value of financial instruments was as follows (in thousands):

	June 30, 2010				September 30, 2009
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities		$67,495		$67,495	$55,047	$55,047
Investments in commercial finance – loans held for investment		796		796	385	385
Investments in real estate loans, net		−		−	2,862	823
		$68,291		$68,291	$58,294	$56,255
Borrowings: (1)
Commercial finance debt	$	−	$	−	$136,500	$136,500
Corporate secured revolving credit facilities		14,599		14,599	27,079	27,079
Real estate debt		12,038		10,976	13,198	11,305
Senior Notes		13,885		13,885	10,629	10,629
Other debt		4,381		4,381	3,977	3,977
		$44,903		$43,841	$191,383	$189,490

(1)
The carrying value of the Company’s floating rate debt approximates its fair value because of its short-term maturity and the variable interest rates in the debt agreements.  The carrying value of the Company’s fixed rate debt approximates its fair value due to its recent issuance.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Broker-Dealer Capital Requirement.  Chadwick serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $120,000 and $121,000 as of June 30, 2010 and September 30, 2009, respectively.  As of June 30, 2010 and September 30, 2009, Chadwick’s net capital was $562,000 and $1.2 million, respectively, which exceeded the minimum requirements by $442,000 and $1.1 million, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 18 - COMMITMENTS AND CONTINGENCIES – (Continued)

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share) and as a result of these transactions, reduced its clawback liability to $1.2 million at June 30, 2010 from $5.7 million at September 30, 2009.

Reserve for lease and loan repurchase commitment.  In the third quarter of 2010, the Company sold a portfolio of leases and loans to RCC in which RCC has the option to return, and the Company has the obligation to repurchase, up to a maximum of approximately $5.5 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, the Company recorded a $2.8 million estimated liability based on historical default rates.

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit in New York Supreme Court against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC (“TCM”).  The Company owns a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.  In April 2010, the Company was advised that Riverside was closed by the Office of the Comptroller and that the Federal Deposit Insurance Company (“FDIC”) was appointed as receiver of the bank.  In May 2010, the FDIC was substituted as plaintiff and the litigation was stayed for 90 days.  In June 2010, the litigation was removed to federal court.  The lawsuit is now captioned Federal Deposit Insurance Corporation, as Receiver for Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al., U.S. District Court, Southern District of New York, No. 10 Civ. 4421.

The complaint seeks a variety of relief including monetary damages in an unspecified amount against TCM arising out of Riverside’s investment in certain CDOs between 2005 and 2007.  Riverside’s claims against TCM stem from its role as collateral manager for various Trapeza CDOs, which were sold by various investment banks.  The complaint asserts a claim for fraud against TCM based on allegations that the offering materials for certain CDOs were prepared in part by TCM and were false and misleading.  The complaint further alleges that TCM breached fiduciary and contractual obligations by failing to properly monitor the collateral for the CDOs, failing to mitigate losses and failing to disclose known quality and performance problems with the underlying collateral.  Following the filing of a motion to dismiss in state court, the plaintiff filed opposition papers indicating that it was voluntarily dismissing its breach of contract claims against TCM and other defendants without prejudice.  TCM believes that the remaining claims against it are entirely without merit and intends to vigorously defend itself in this matter.

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

Real Estate Carveouts.  The Company’s real estate investment entities obtain senior lien financing with respect to acquired properties, on a non-recourse basis, with the lenders’ remedies limited to the properties securing the senior lien financing.  The non-recourse nature of these loans is subject to limited standard exceptions, or carveouts, which the Company has guaranteed.  These carveouts will expire as the related indebtedness is paid down over the next ten years.  Subsidiaries of the Company are both (i) the general partners of the real estate limited partnerships or the asset managers of the tenant-in-common investment programs and (ii) the property managers of all of these properties.  As a result, the Company has control over the operations of the underlying assets which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of June 30, 2010, except for the clawback liability recorded for the two Trapeza entities, the reserve for lease and loan commitment and executive compensation, the Company does not believe it is probable that any payments will be required under any of its commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)		Total
Three Months Ended June 30, 2010
Revenues from external customers	$11,113	$5,876	$7,592	$	−	$24,581
Equity in earnings (losses) of unconsolidated entities	49	(284)	892		−	657
Total revenues	11,162	5,592	8,484		−	25,238
Segment operating expenses	(5,856)	(4,512)	(6,471)		−	(16,839)
General and administrative expenses	(72)	(94)	(818)		(1,962)	(2,946)
Loss on sale of leases and loans	−	(7,154)	−		−	(7,154)
Provision for credit losses	−	(1,428)	−		−	(1,428)
Depreciation and amortization	(319)	(1,499)	(42)		(145)	(2,005)
Interest expense	(277)	(1,825)	(1)		(1,401)	(3,504)
Net other-than-temporary impairment losses recognized	−	−	(67)		−	(67)
Loss on the sale of loans and investment securities	−	−	(27)		−	(27)
Other income (expense), net	123	1	752		(137)	739
Pretax (income) loss attributable to noncontrolling interests (2)	(16)	1,986	−		−	1,970
Income (loss) including noncontrolling interests before intercompany interest expense and income taxes	4,745	(8,933)	1,810		(3,645)	(6,023)
Intercompany interest (expense) income	−	(1,577)	−		1,577	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$4,745	$(10,510)	$1,810		$(2,068)	$(6,023)
Nine Months Ended June 30, 2010
Revenues from external customers	$23,298	$23,438	$19,226	$	−	$65,962
Equity in earnings (losses) of unconsolidated entities	581	(1,614)	5,131		−	4,098
Total revenues	23,879	21,824	24,357		−	70,060
Segment operating expenses	(16,099)	(13,818)	(15,875)		−	(45,792)
General and administrative expenses	(206)	(305)	(2,377)		(6,258)	(9,146)
Loss on sales of leases and loans	−	(7,705)	−		−	(7,705)
Provision for credit losses	(49)	(3,364)	(1)		−	(3,414)
Depreciation and amortization	(977)	(4,943)	(155)		(518)	(6,593)
Interest expense	(795)	(6,073)	(3)		(4,321)	(11,192)
Net other-than-temporary impairment losses recognized	−	−	(364)		−	(364)
Loss on the sale of loans and investment securities	−	−	(451)		−	(451)
Other income (expense), net	275	1	1,864		(194)	1,946
Pretax loss attributable to noncontrolling interests (2)	41	3,421	8		−	3,470
Income (loss) including noncontrolling interests before intercompany interest expense and and income taxes	6,069	(10,962)	7,003		(11,291)	(9,181)
Intercompany interest (expense) income	−	(4,702)	−		4,702	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$6,069	$(15,664)	$7,003		$(6,589)	$(9,181)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS − (Continued)

	Real estate	Commercial finance	Financial fund management	All other (1)		Total
Three Months Ended June 30, 2009
Revenues from external customers	$5,606	$10,628	$5,765	$	−	$21,999
Equity in (losses) earnings of unconsolidated entities	(408)	(152)	1,119		−	559
Total revenues	5,198	10,476	6,884		−	22,558
Segment operating expenses	(5,821)	(5,841)	(4,722)		−	(16,384)
General and administrative expenses	(59)	(100)	(875)		(2,337)	(3,371)
Gain on sale of leases and loans	−	71	−		−	71
Provision for credit losses	(427)	(621)	−		−	(1,048)
Depreciation and amortization	(389)	(1,069)	(228)		(213)	(1,899)
Interest expense	(245)	(1,507)	(3)		(879)	(2,634)
Other income, net	170	−	660		151	981
Pretax (income) loss attributable to noncontrolling interests (2)	(22)	−	9		−	(13)
(Loss) income including noncontrolling interests before intercompany interest expense and and income taxes	(1,595)	1,409	1,725		(3,278)	(1,739)
Intercompany interest (expense) income	−	(1,481)	−		1,481	−
(Loss) income from continuing operations including noncontrolling interests before taxes	$(1,595)	$(72)	$1,725		$(1,797)	$(1,739)

Nine Months Ended June 30, 2009
Revenues from external customers	$18,329	$39,691	$22,859	$	−	$80,879
Equity in (losses) earnings of unconsolidated entities	(1,068)	(729)	2,555		−	758
Total revenues	17,261	38,962	25,414		−	81,637
Segment operating expenses	(17,109)	(20,064)	(15,532)		−	(52,705)
General and administrative expenses	(161)	(282)	(2,544)		(8,062)	(11,049)
Gain on sale of leases and loans	−	390	−		−	390
Provision for credit losses	(456)	(3,451)	(1,738)		−	(5,645)
Depreciation and amortization	(1,004)	(2,977)	(339)		(661)	(4,981)
Interest expense	(719)	(8,576)	(5,012)		(2,650)	(16,957)
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Other-than-temporary impairment charges on investment securities	−	−	(7,962)		−	(7,962)
Other income, net	317	78	2,826		3	3,224
Pretax (income) loss attributable to noncontrolling interests (2)	(15)	−	1,541		−	1,526
(Loss) income including noncontrolling interests before intercompany interest expense and and income taxes	(1,886)	4,080	(14,934)		(11,370)	(24,110)
Intercompany interest (expense) income	−	(4,410)	−		4,410	−
Loss from continuing operations including noncontrolling interests before taxes	$(1,886)	$(330)	$(14,934)		$(6,960)	$(24,110)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS – (Continued)

	Real estate	Commercial finance	Financial fund management	All other (1)	Total
Segment assets:
June 30, 2010	$150,400	$66,541	$33,393	$(31,188)	$219,146

June 30, 2009	$147,358	$218,507	$27,509	$(25,905)	$367,469

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax income (loss) attributable to noncontrolling interests.  However, these interests are excluded from income (loss) from continuing operations as computed in accordance with U.S. GAAP and should be deducted to compute income (loss) from continuing operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  Revenues generated from the Company’s European operations totaled $755,000 and $2.4 million for the three and nine months ended June 30, 2010, respectively, and $685,000 and $2.2 million for the three and nine months ended June 30, 2009, respectively.  Included in the segment assets are European assets of $6.5 million and $5.8 million as of June 30, 2010 and 2009, respectively.

Major Customer.  For the three and nine months ended June 30, 2010, the total of the management, incentive and servicing fees that the Company received from RCC were 17.2% and 11.6% of its consolidated revenues, respectively, as compared to 5.2% for the three and nine months ended June 30, 2009.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 20 – SUBSEQUENT EVENT

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2009 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause our actual results and financial position to differ materially from those anticipated in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview of the Three and Nine Months Ended June 30, 2010 and 2009

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management subsidiaries.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored funds.  We typically maintain an investment in the funds we sponsor.  As of June 30, 2010, we managed $12.7 billion of assets.

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

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduced liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and have reduced our ability to access debt financing for our operations.  For the balance of fiscal 2010, given the constraints imposed by current economic and market conditions, we expect to focus on managing our existing assets, which provides us with substantial fee income, and raising investor funds through our retail broker channel for investment programs, particularly in our real estate businesses.  We also expect to continue to realize cost savings primarily from the reductions in force which we initiated in prior quarters.  In our real estate segment, we continue to redirect the focus from acquiring and managing performing multifamily assets to acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of the economic events and high levels of leverage.  In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored, but do not expect to sponsor any new CDO issuers.

In our commercial finance segment, we have reduced our originations during the nine months ended June 30, 2010 in conjunction with the reduced availability of debt financing.  During the three months ended June 30, 2010, we sold approximately $111 million of leases and loans to our affiliate, Resource Capital Corp., or RCC, and recognized a loss on the sale of $7.1 million.  The proceeds of the sale were used to pay off and terminate our PNC warehouse credit facility.  We are in the process of seeking new financing for future lease and loan originations.  We cannot assure you that we will be able to obtain financing in sufficient amounts to resume our prior origination volumes, upon acceptable terms, or at all.

Principally, as a result of this charge, we recorded a net loss attributable to common shareholders of $5.3 million and $5.6 million for the three and nine months ended June 30, 2010.

(Back to Index)

(Back to Index)

Assets Under Management

Our assets under management decreased by $1.7 billion to $12.7 billion at June 30, 2010 from $14.4 billion at June 30, 2009.  The following table sets forth information relating to our assets under management by operating segment (in millions) (1):

	As of June 30,		Decrease
	2010	2009	Amount		Percentage
Financial fund management	$10,125	$11,307	$(1,182	) (2)	(10%)
Real estate	1,589	1,675	(86)		(5%)
Commercial finance	988	1,450	(462	) (3)	(32%)
	$12,702	$14,432	$(1,730)		(12%)

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)	Reduction primarily due to a decrease in the eligible collateral bases of our ABS ($741.1 million) and trust preferred portfolios ($393.8 million) resulting from defaults, paydowns, sales and calls.

(3)	Reduction primarily reflects the decrease in new originations and paydowns of existing loans and leases.

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of June 30, 2010: (1)
Financial fund management	32	12	−	−
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	24	7	5

As of June 30, 2009: (1)
Financial fund management	32	12	−	1
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	24	7	7

(1)	All of our operating segments manage assets on behalf of RCC.

As of June 30, 2010 and 2009, we managed $12.7 billion and $14.4 billion of assets, respectively, for the accounts of institutional and individual investors, RCC and for our own account in the following asset classes (in millions):

	June 30, 2010						June 30, 2009
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,237	$	−	$	−	$4,237	$4,631
Bank loans (1)	3,055		952		−	4,007	4,054
Asset-backed securities (1)	1,815		−		−	1,815	2,555
Real properties (2)	588		13		−	601	649
Mortgage and other real estate-related loans (2)	29		795		164	988	1,026
Commercial finance assets (3)	868		118		2	988	1,450
Private equity and other assets (1)	66		−		−	66	67
	$10,658		$1,878		$166	$12,702	$14,432

(1)	We value these assets at their amortized cost.

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

Employees

As of June 30, 2010, we employed 674 full-time workers, a decrease of 135, or (17%), from 809 employees at June 30, 2009.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
June 30, 2010
Investment professionals	105	29	42	32	2
Other	244	16	178	13	37
	349	45	220	45	39
Property management	325	325	−	−	−
Total	674	370	220	45	39

June 30, 2009
Investment professionals	126	27	62	35	2
Other	371	15	304	15	37
	497	42	366	50	39
Property management	312	312	−	−	−
Total	809	354	366	50	39

Revenues

The revenues in each of our reporting segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors and RCC, and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fund management revenues (1)	$12,379	$14,328	$39,578	$43,045
Finance and rental revenues (2)	5,643	6,223	17,847	32,068
RCC management fees	4,288	926	7,924	3,403
Gain on resolution of loans (3)	2,343	298	2,630	976
Other (4)	585	783	2,081	2,145
	$25,238	$22,558	$70,060	$81,637

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

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)	Includes insurance fees, documentation fees and other charges earned by our commercial finance operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under “Results of Operations:  Real Estate”, “Commercial Finance” and “Financial Fund Management.”

(Back to Index)

(Back to Index)

Results of Operations: Real Estate

During fiscal 2010, we continue to redirect the focus of our real estate subsidiary, Resource Real Estate, Inc., from acquiring and managing performing multifamily assets to acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage.  In December 2009, we closed Resource Real Estate Opportunity Fund L.P., a limited partnership which invests in discounted real estate and real estate related debt, after raising a total of $41.4 million.  Additionally, we formed Resource Real Estate Opportunity REIT, Inc., which will further invest in discounted commercial real estate and real estate related debt.  The registration statement for this fund became effective during June 2010.  For the remainder of fiscal 2010, our primary fundraising efforts will be focused on this REIT.

In our real estate operating segment, we currently manage four classes of assets:

•
a commercial real estate debt portfolio we manage for RCC, comprised principally of A notes, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•	real estate investment fund assets, primarily multifamily apartments;

•	discounted real estate and real estate related debt we acquired through joint ventures with institutional investors and our opportunity fund; and

•	real estate loans, owned assets and ventures, known collectively as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of June 30,
	2010	2009
	(in millions)
Assets under management: (1)
Commercial real estate debt	$808	$867
Real estate investment funds and programs	566	538
Institutional portfolios	64	111
Distressed portfolios	122	83
Legacy portfolio	29	76
	$1,589	$1,675

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests.  As additional investors are admitted to the funds, we sell our bridge investment back to our funds at our original cost and recognize a gain approximately equal to the previously recognized loss.

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Management fees
Asset management fees	$1,470	$1,042	$3,572	$2,945
Resource Residential property management fees	1,393	1,034	3,916	3,015
REIT management fees from RCC	2,945	667	5,618	2,464
	5,808	2,743	13,106	8,424
Other revenues
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	480	106	973	1,769
Master lease revenues	1,017	1,007	3,013	2,985
Rental property income and revenues on consolidated VIEs (1)	1,388	1,409	3,463	3,725
Interest, including accreted loan discount	28	43	113	450
Gains and fees on the resolution of loans and other property interests	2,343	298	2,630	976
Equity in earnings (losses) of unconsolidated entities	98	(408)	581	(1,068)
	$11,162	$5,198	$23,879	$17,261
Costs and expenses:
General and administrative expenses	$2,776	$2,288	$6,947	$7,459
Resource Residential expenses	1,152	1,402	3,427	3,395
Master lease expenses	1,023	1,141	3,172	3,477
Rental property expenses and expenses on consolidated VIEs	905	990	2,553	2,778
	$5,856	$5,821	$16,099	$17,109

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary or, for non-VIEs, where we control the entity.

Revenues – Three and Nine Months Ended June 30, 2010 as Compared to the Three and Nine Months Ended June 30, 2009

Revenues from our real estate operations increased $6.0 million (115%) and $6.6 million (38%) for the three and nine months ended June 30, 2010 as compared to the three and nine months ended June 30, 2009.  We attribute the increase primarily to the following:

Management fees

•
a $359,000 and $901,000 increase in fees earned by Resource Residential for the three and nine months ended June 30, 2010, respectively.  Our multifamily properties under management increased by one to 51 at June 30, 2010 from 50 at June 30, 2009; and

•
a $2.3 million and $3.2 million increase in REIT management fees for the three and nine months ended June 30, 2010, respectively, as a result of an increase in incentive management fees and in equity capital (upon which our base management fee is calculated) resulting primarily from RCC’s successful December 2009 and May 2010 public offerings of common stock.

Other revenues

•
a $374,000 increase and $796,000 decrease in fee income for the three and nine months ended June 30, 2010, respectively, related to acquisition and financing fees we earn in connection with the purchase and third-party financing of property through the sponsorship of real estate investment partnerships.  During the three months ended June 30, 2010, we earned fees from acquiring three loans (aggregate purchase price of $44.0 million) as compared to the acquisition of one loan (aggregate purchase price of $6.5 million) in the prior year period.  During the nine months ended June 30, 2010, we acquired three assets (aggregate purchase price of $19.1 million) which is a decrease both in the number of properties and the value of properties acquired from the four assets (aggregate purchase price of $40.0 million) during the nine months ended June 30, 2009.  Fee income can be highly variable and, for the remainder of 2010, fee income will depend upon the success of the Resource Real Estate Opportunity REIT, Inc. and the timing of its acquisitions;

(Back to Index)

(Back to Index)

•	a $15,000 and $337,000 decrease in interest income for the three and nine months ended June 30, 2010, respectively, attributable to the payoff of two loans;

•
a $2.0 million and $1.7 million increase in gains and fees on the resolution of loans and other property interests for the three and nine months ended June 30, 2010, respectively.  During the three months ended June 30, 2010, we recorded a total gain of $2.3 million, including a gain of $1.7 million (proceeds of $4.6 million) on the settlement of one loan and our share of the proceeds, totaling $642,000, on the sale of an asset in a joint venture.  Additionally, for the nine months ended June 30, 2010, we recorded a gain of $152,000 (proceeds of $811,000) on the settlement of a loan from a previously consolidated VIE, a loss of $214,000 (proceeds of $761,000) from the sale of our interest in two joint ventures and a gain of $106,000 (proceeds of $238,000) from the sale of one asset by another joint venture.  We also received proceeds of $2.1 million, including a cost reimbursement of $101,000, from the sale of a joint venture interest to RCC, and recorded a gain of $143,000 from another asset sale (proceeds of $262,000 were received in September 2009).  During the three and nine months ended June 30, 2009, we recorded a gain of $991,000 (proceeds of $8.7 million) from the payoff of one loan and a loss of $313,000 (discounted proceeds of $1.2 million) from the payoff of another loan; and

•
a $506,000 and $1.6 million increase in equity in earnings of unconsolidated entities for the three and nine months ended June 30, 2010, respectively, due to favorable changes in an interest rate swap held by an equity investee.

Costs and Expenses – Three and Nine Months Ended June 30, 2010 as Compared to the Three and Nine Months Ended June 30, 2009

Costs and expenses of our real estate operations increased $35,000 (1%) and decreased $1.0 million (6%) for the three and nine months ended June 30, 2010, respectively, as compared to the three and nine months ended June 30, 2009.  We attribute these changes primarily to the following:

•
a $488,000 increase in general and administrative expenses for the three months ended June 30, 2010, primarily due to an increase of $218,000 in expenses at our consolidated broker dealer due primarily to wholesaler recruitment costs and additional marketing for the Opportunity REIT, and a $321,000 increase in bonus expense, offset by a decrease of $55,000 in operating expense reimbursements from RCC.  For the nine months ended June 30, 2010, expenses decreased by $512,000 reflecting a $216,000 reduction of wages and benefits in addition to $235,000 of increased expense reimbursements and a reduction of $172,000 in travel expense; and

•
a $85,000 and $225,000 decrease in rental property expenses and consolidated VIE expenses for the three and nine months ended June 30, 2010, respectively, due to the sale of our interests in a consolidated VIE entity which held a property.

Results of Operations: Commercial Finance

As of June 30, 2010, our commercial finance assets under management decreased by $462.0 million (32%) to $1.0 billion as compared to $1.5 billion at June 30, 2009.  Originations of new equipment financing for the three and nine months ended June 30, 2010 were $21.0 million and $99.2 million, respectively, as compared to $90.9 million and $328.7 million for the three and nine months ended June 30, 2009, respectively.  Our originations have been and we expect they will continue to be impacted by the state of the credit markets and the reduced ability of our managed investment entities to obtain financing to acquire portfolios of leases and loans from us.

During the three months ended June 30, 2010, we sold approximately $111 million of our portfolio of leases and, loans to RCC.  In connection with the sale, the balance on the PNC warehouse line of credit used to acquire these leases and loans was repaid and the line was terminated.  As a result, we expect that our commercial finance revenues will continue to decline due to the reduction in the size of the portfolio of leases and loans that we originate and hold on our balance sheet prior to selling them to our investment entities and to RCC.  As a result of the reduction in our warehouse borrowings and the sale of commercial finance assets to our investment entities, the commercial finance assets we managed for our own account at June 30, 2010 decreased by $144.0 million to $1.0 million as compared to $145.0 million at June 30, 2009.  The assets we managed for others at June 30, 2010 decreased by $318.0 million to $987.0 million as compared to $1.3 billion at June 30, 2009.

As of June 30, 2010, we managed approximately 85,000 leases and loans that had an average original finance value of $25,000 with an average term of 56 months as compared to approximately 103,000 leases and loans, with an average original finance value of $27,000 and an average term of 52 months as of June 30, 2009.

(Back to Index)

(Back to Index)

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of June 30,
	2010	2009
Managed for our own account	$1	$145
Managed for others:
LEAF investment entities	850	1,267
RCC	118	3
Other	19	35
	987	1,305
	$988	$1,450

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

The revenues from our commercial finance operations historically have consisted primarily of finance revenues from leases and loans held by us prior to being sold, asset acquisition fees which we earn when commercial finance assets are sold to one of our investment partnerships and asset management fees we earn over the life of the leases or loans after sale to our investment partnerships.  We expect that our revenues will continue to decline until we are able to access financing on acceptable terms.  Failure to obtain replacement financing will continue to limit our ability to originate new leases and loans and further reduce operations.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues: (1)
Finance revenues	$2,350	$3,764	$10,398	$18,891
Acquisition fees	103	771	1,327	3,957
Fund management fees	2,855	5,311	9,651	14,909
Equity in losses of unconsolidated partnerships	(284)	(152)	(1,614)	(729)
Other	568	782	2,062	1,934
	$5,592	$10,476	$21,824	$38,962

Costs and expenses:
Wage and benefit costs	$2,082	$2,940	$6,635	$10,040
Other costs and expenses	2,430	2,901	7,183	10,024
	$4,512	$5,841	$13,818	$20,064

(1)
Total revenues include RCC servicing and origination fees of $139,000 and $287,000 for the three and nine months ended June 30, 2010, respectively, and $266,000 and $905,000 for the three and nine months ended June 30, 2009, respectively.

Revenues - Three and Nine Months Ended June 30, 2010 as Compared to the Three and Nine Months Ended June 30, 2009

Revenues decreased $4.9 million (47%) and $17.1 million (44%) for the three and nine months ended June 30, 2010, respectively, as compared to the three and nine months ended June 30, 2009.  We attribute these decreases primarily to the following:

•
a $1.4 million and $8.5 million decrease in commercial finance revenues for the three and nine months ended June 30, 2010, respectively.  The decreases were caused by the reduction in the size of our portfolio of commercial finance assets due to the sale to RCC;

•
a $668,000 and $2.6 million decrease in asset acquisition fees for the three and nine months ended June 30, 2010, respectively.  The difficulty in obtaining and maintaining debt financing by the investment funds we manage has limited their ability to acquire equipment financings from us.  Consequently, we have reduced our commercial finance originations to match their asset acquisition capabilities;

(Back to Index)

(Back to Index)

•
a $2.5 million and $5.3 million decrease in fund management fees for the three and nine months ended June 30, 2010, respectively.  Our management fees include fees we receive to service the commercial finance assets we manage, offering fees earned for raising capital in our investment entities as well as fees received for originating loans for those entities.  The declines in fund management fees for the three and nine months ended June 30, 2010 were caused primarily by reductions in service and originating fees due to the previously discussed reduction in the portfolio of leases and loans held by our investment entities and, to a lesser degree, by lower offering fees as LEAF Equipment Finance Fund 4, our most recent equipment leasing fund, closed in October, 2009;

•
a $132,000 and $885,000 increase in equity losses for the three and nine months ended June 30, 2010, respectively, reflects an increase in the provision for credit losses recorded by our investment entities.  The increased provisions reflect the negative impact of the economic recession in the United States on the ability of our investment funds’ customers to make payments on their leases and loans, thereby increasing our exposure from non-performing assets; and

•
other income decreased by $214,000 for the three months ended June 2010 and increased by $128,000 for the nine months ended June 2010.  The decrease was primarily due to a decrease in documentation fees collected, and the increase was due to an increase in customer service charges.

Costs and Expenses − Three and Nine Months Ended June 30, 2010 as Compared to the Three and Nine Months Ended June 30, 2009

Costs and expenses from our commercial finance operations decreased by $1.3 million (23%) and $6.2 million (31%) for the three and nine months ended June 30, 2010, respectively.  We attribute this decrease primarily to the following:

•
a $858,000 and $3.4 million reduction in wage and benefit costs for the three and nine months ended June 30, 2010, respectively.  In response to lower origination volume and assets under management, we have reduced payroll and other overhead costs and have continued to eliminate redundant positions.  In total, we have reduced the number of full-time employees in our commercial finance operations by 146 to 220 at June 30, 2010 from 366 at June 30, 2009; and

•
a reduction in other costs and expenses of $471,000 and $2.8 million for the three and nine months ended June 30, 2010, respectively.  The decrease reflects the reduction in costs, primarily legal, to service our smaller portfolio of assets, as well as our ongoing cost saving and consolidation efforts which targeted eliminating overhead redundancies and increasing operating efficiencies.

Results of Operations: Financial Fund Management

General.  We conduct our financial fund management operations principally through seven separate operating entities:

•	Apidos Capital Management, LLC, or Apidos, finances, structures and manages investments in bank loans, high yield bonds and equity investments;

•
Trapeza Capital Management, LLC, or TCM, a joint venture between us and an unrelated third-party, originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers and related partnerships.  TCM, together with the Trapeza CDO issuers and Trapeza partnerships, are collectively referred to as Trapeza;

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

(Back to Index)

(Back to Index)

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of June 30, 2010
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,237	$	−	$4,237
Apidos	2,682		952	3,634
Ischus	1,815		−	1,815
Resource Europe	373		−	373
Other company-sponsored partnerships	66		−	66
	$9,173		$952	$10,125

	As of June 30, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,631	$	−	$4,631
Apidos	2,668		956	3,624
Ischus	2,293		262	2,555
Resource Europe	430		−	430
Other company-sponsored partnerships	67		−	67
	$10,089		$1,218	$11,307

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including incentive and subordinated fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.10% and 0.60% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require that certain overcollateralization test ratios, or O/C ratios, be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal note balances.

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

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.6 billion in bank loans at June 30, 2010, of which $951.7 million are managed on behalf of RCC through three CDO issuers.  We also sponsored, structured and currently manage one CDO issuer holding $373.3 million in international bank loans at June 30, 2010.

(Back to Index)

(Back to Index)

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2009 nor in the three and nine months ended June 30, 2010 and do not expect to receive any such fees during the remainder of fiscal 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.

Trapeza

We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.2 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

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

We derive revenues from our Trapeza operations through base management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the eligible collateral held by the CDO issuers.  These fees are also shared with our co-sponsors.  We have elected to defer the collection of our administration fees on all Trapeza partnerships for the first nine months ended June 30, 2010 and do not expect to receive any administration fees during the remainder of fiscal 2010.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage six affiliated partnerships for individual and institutional investors which hold approximately $54.7 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

In March 2009, we sponsored, structured and currently manage a new affiliated partnership organized as a credit opportunities fund which holds approximately $11.3 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and currently manage seven CDO issuers for institutional and individual investors, which hold approximately $1.8 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.  Two of our managed CDO issuers, holding approximately $1.4 billion in real estate ABS, were liquidated during fiscal 2009.  We expect that the reduction in the aggregate principal balance of eligible collateral as a result of the liquidation of these two CDO issuers will lower our financial fund management revenues in the future.

     Through Ischus, we owned a 50% interest in the general partner and manager of Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships.  The SFF partnerships were dissolved as of March 31, 2010.  These partnerships previously owned a portion of the equity interests of three Trapeza CDO issuers and one of the Ischus CDO issuers.  This will not have a material effect on our future revenues.

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

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Fund and RCC management fees	$5,151	$4,792	$13,964	$15,197
Introductory agent fees	1,940	1,516	5,289	2,753
Interest income on loans	860	−	860	6,017
Earnings from unconsolidated CDOs	565	324	1,692	1,074
Other	17	1	19	211
	8,533	6,633	21,824	25,252
Limited and general partner interests:
Fair value adjustments	(44)	263	2,555	226
Operations	(5)	(12)	(22)	(64)
Total limited and general partner interests	(49)	251	2,533	162
	$8,484	$6,884	$24,357	$25,414
Costs and expenses:
General and administrative expenses	$6,464	$4,705	$15,646	$15,471
Equity compensation expense - RCC	−	5	200	6
Other	7	12	29	55
	$6,471	$4,722	$15,875	$15,532

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues - Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Revenues increased $1.6 million (23%) to $8.5 million for the three months ended June 30, 2010.  We attribute the increase to the following:

•	a $359,000 increase in fund and RCC management fees, primarily from the following:

-
a $1.0 million increase in RCC management fees primarily due to an increase in incentive management fees and in equity capital (upon which our base management fee is calculated) resulting primarily from RCC’s successful December 2009 and May 2010 public offerings of common stock;

This increase was partially offset by:

-
a $462,000 decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which has had the effect of reducing the eligible collateral base upon which our management fees are calculated.  In addition, two of our CDO issuers managed by Ischus were liquidated during fiscal 2009;

-	an $82,000 increase in our share of expenses for TCM, primarily related to legal fees for the three months ended June 30, 2010;

-	a $55,000 decrease in base management fees from our Trapeza operations as a result of portfolio defaults which reduced the eligible collateral base upon which our management fees are calculated; and

-
a $42,000 decrease in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

•
a $424,000 increase in introductory agent fees as a result of fees earned in connection with 27 trust preferred security transactions, with an average fee size of $72,000 for the three months ended June 30, 2010, as compared to 26 trust preferred security transactions, with an average fee size of $58,000, for the three months ended June 30, 2009;

•
an $860,000 increase in interest income on loans due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of our European CDO issuer.  We do not expect to receive any additional income from this source during the remainder of fiscal 2010;

(Back to Index)

(Back to Index)

•
a $241,000 net increase in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage.  In June 2010, we sold a majority of our interest in one of our unconsolidated CDO equity investments.  In addition, we sold one of our unconsolidated CDO equity investments in March 2010;

•	Limited and general partner interests − fair value adjustments:

-
during the three months ended June 30, 2009, we reduced our clawback liability (see “Contractual Obligations and Other Commercial Commitments: General corporate commitments”) and recorded a gain of $67,000.  There was no such adjustment for the three months ended June 30, 2010; and

-
during the three months ended June 30, 2010 and 2009, we recorded $(44,000) and $196,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses – Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Costs and expenses of our financial fund management operations increased $1.7 million (37%) for the three months ended June 30, 2010.  This increase was principally due to a $765,000 increase in commission expense incurred in connection with certain trust preferred security transactions and an increase in professional fees of $968,000 primarily related to legal and consulting expenses relating to an unsuccessful bank transaction.  However, we do expect to receive a break-up fee in a future quarter in connection with this bank transaction.

Revenues - Nine Months Ended June 30, 2010 as Compared to the Nine Months Ended June 30, 2009

Revenues decreased $1.1 million (4%) to $24.4 million for the nine months ended June 30, 2010.  We attribute the decrease to the following:

•	a $1.2 million decrease in fund and RCC management fees, primarily from the following:

-
a $2.1 million decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated.  In addition, two of the CDO issuers managed by Ischus were liquidated during fiscal 2009;

-	a $476,000 net decrease in base, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

-	a $205,000 decrease in base management fees as a result of portfolio defaults which reduced the eligible collateral base upon which our management fees are calculated;

-	a $654,000 increase in our share of expenses for TCM, including a $376,000 allowance against advances made to certain Trapeza partnerships and a $131,000 increase in legal fees;

These decreases were partially offset by:

-
a $296,000 increase in subordinated management fees.  During the nine months ended June 30, 2010 and 2009, we recorded subordinated management fees of $21,000 and ($275,000) on two and 11 CDO issuers, respectively.  The loss recorded during the nine months ended June 30, 2009 was primarily the result of the write-off of cumulative accrued fees on nine CDO issuers; and

-
a $57,000 increase in incentive management fees.  During the nine months ended June 30, 2009, we recorded incentive management fees of ($57,000) on two CDO issuers.  The loss recorded was primarily the result of the write-off of cumulative accrued fees.  There was no write-off of fees for the nine months ended June 30, 2010.

-
a $135,000 decrease in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009;

-	a $78,000 decrease in management fees from other company-sponsored partnerships primarily due to a decline in the fair values of their investments. These management fees are net asset based.

These decreases were partially offset by:

-	a $1.3 million increase in RCC management fees primarily due to an increase in incentive management fees and in equity capital (upon which our base management fee is calculated); and

-	a $286,000 increase in management fees earned on the credit opportunities fund we manage primarily due to a $220,000 incentive fee earned after exceeding certain investor hurdle returns.

•
a $2.5 million increase in introductory agent fees as a result of fees earned in connection with 67 trust preferred security transactions, with an average fee size of $79,000, for the nine months ended June 30, 2010, as compared to 50 trust preferred security transactions, with an average fee size of $55,000, for the nine months ended June 30, 2009;

(Back to Index)

(Back to Index)

•	a $5.2 million decrease in interest income on loans, primarily as a result of the following:

-
a $6.0 million decrease in interest income earned from Apidos CDO VI, which we previously consolidated.  As of March 31, 2009, we agreed to sell our interest in Apidos CDO VI and ceased to consolidate its assets and liabilities.  This decrease was partially offset by:

-
an $860,000 increase in interest income on loans due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of our European CDO issuer.  We do not expect to receive any additional income from this source during the remainder of fiscal 2010;

•
a $618,000 net increase in earnings from nine unconsolidated CDO issuers we previously sponsored and manage.  As of June 30, 2010, we have fully impaired four of these investments and will utilize the cost-recovery method to realize any future income on these investments.  In June 2010, we sold the majority of our interest in one of our unconsolidated CDO equity investments.  In addition, one of our unconsolidated CDO equity investments was sold in March 2010;

•
a $192,000 decrease in our earnings from SFF partnerships and other income, primarily related to a decrease in earnings from four CDO investments which have been fully impaired.  As of December 31, 2009, the SFF partnerships assigned their interest in these investments to an affiliated third party.  The SFF partnerships were dissolved in March 2010; and

•	Limited and general partner interests fair value adjustments:

-
during the nine months ended June 30, 2010, we (along with the co-manager of the general partners) repurchased substantially all the remaining limited partner interests in two Trapeza partnerships which reduced our clawback liability and recorded a gain of $2.3 million.  During the nine months ended June 30, 2009, we reduced our clawback liability and recorded a gain of $1.6 million; and

-
during the nine months ended June 30, 2010 and 2009, we recorded $293,000 and ($1.4 million), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses –Nine Months Ended June 30, 2010 as Compared to the Nine Months Ended June 30, 2009

Costs and expenses of our financial fund management operations increased $343,000 (2%) for the nine months ended June 30, 2010.  This increase was principally due to a $1.6 million increase in commission expense incurred in connection with certain trust preferred security transactions, a $1.2 million increase in legal and consulting expenses relating to an unsuccessful bank transaction and a $194,000 increase in equity compensation expense due to an adjustment related to previously issued RCC restricted stock and options awarded to members of management.  These increases were partially offset by decreases in compensation ($2.0 million), financial software ($431,000) and rent expense ($224,000) as a result of a reduction in asset management and support personnel reflecting our efforts to realign costs with existing operations.

(Back to Index)

(Back to Index)

Reconciliation of GAAP Loss from Continuing Operations Attributable to Common Shareholders to Adjusted Income (Loss) from Continuing Operations Attributable to Common Shareholders

During the three and nine months ended June 30, 2010, in connection with a sale of a leasing portfolio held by our commercial finance business and losses generated from our commercial finance business resulting in the elimination of certain state tax benefits, which were recorded as a reduction to our tax benefit, we recorded several significant adjustments that we believe do not directly impact our continuing operations.  For comparability purposes, we are presenting adjusted income (loss) from continuing operations attributable to common shareholders because it facilitates the evaluation of our underlying operating performance without the effect of adjustments that do not directly relate to that performance.  Adjusted income (loss) from continuing operations attributable to common shareholders should not be considered as an alternative to loss from continuing operations attributable to common shareholders (computed in accordance with GAAP).  Instead, adjusted income (loss) from continuing operations attributable to common shareholders should be reviewed in connection with loss from continuing operations attributable to common shareholders in our consolidated financial statements, to help analyze how our business is performing as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from continuing operations attributable to common shareholders − GAAP	$(5,314)	$(126)	$(5,573)	$(14,891)
Adjustments, net of tax:
Loss on sale of leases	1,619	−	2,314	−
Deferred tax asset	4,250	−	3,038	−
Adjusted income (loss) from continuing operations attributable to common shareholders	$555	$(126)	$(221)	$(14,891)
Adjusted weighted average diluted shares outstanding (1)	19,512	18,567	18,972	18,437
Adjusted income (loss) from continuing operations attributable to common shareholders per common share-diluted	$0.03	$(0.01)	$(0.01)	$(0.81)

(1)
Dilutive shares used in the calculation of adjusted income (loss) from continuing operations attributable to common shareholders per common share-diluted includes an additional 372,000 shares for the three months ended June 30, 2010, which were antidilutive and therefore, not used in the calculation of loss from continuing operations attributable to common shareholders per common share-diluted.

Reconciliation of GAAP Revenues to Adjusted Revenues and Reconciliation of GAAP Operating (Loss) Income to Adjusted Operating Income (Loss)

We view adjusted revenues and adjusted operating income (loss), both non-GAAP measures, as useful and appropriate supplements to GAAP revenues and operating (loss) income since they exclude fair value adjustments related to current credit market conditions and loss (gain) on sale of leases and loans related to our commercial finance business which are not indicative of current operating performance.  Because not all companies use the same calculations, this presentation of adjusted revenues and adjusted operating income (loss) may not be comparable to other similarly titled measures of other companies.  A reconciliation of adjusted revenues and adjusted operating income (loss) to GAAP revenues and GAAP operating (loss) income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Real estate	$11,162	$5,198	$23,879	$17,261
Commercial finance	5,592	10,476	21,824	38,962
Financial fund management	8,484	6,884	24,357	25,414
Total revenues − GAAP	25,238	22,558	70,060	81,637

Adjustments:
Fair value adjustments (1)	44	(263)	(2,555)	(226)
Adjusted revenues (2)	$25,282	$22,295	$67,505	$81,411

Operating (loss) income − GAAP	$(5,134)	$(73)	$(2,590)	$7,647

Adjustments:
Loss (gain) on sale of leases and loans (3)	7,154	(71)	7,705	(390)
Fair value adjustments (1)	44	(263)	(2,555)	(226)
Adjusted operating income (loss) (2)	$2,064	$(407)	$2,560	$7,031

(Back to Index)

(Back to Index)

(1)	Reflects pre-tax fair value adjustments on investments reported under the equity method of accounting.

(2)	Reflects the pre-tax loss (gain) on sale of leases and loans reported in our commercial finance business.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $2.9 million and $9.1 million for the three and nine months ended June 30, 2010, respectively, a decrease of $425,000 (13%) and $1.9 million (17%) as compared to $3.4 million and $11.0 million for the three and nine months ended June 30, 2009, respectively.  Wages and benefits decreased by $264,000 and $1.3 million for the three and nine months ending June 30, 2010, respectively, principally due to decreased amortization of equity-based compensation awards of $86,000 and $1.1 million, respectively.

(Loss) Gain on the Sales of Leases and Loans

For the three and nine months ended June 30, 2010, we had a loss of $7.2 million and $7.7 million, respectively, on the sale of leases and loans as compared to gains of $71,000 and $390,000 for the three and nine months ended June 30, 2009, respectively.  During the three months ended June 30, 2010 and three months ended December 31, 2009, as part of the required paydowns of our commercial finance warehouse line of credit, we sold lease pools of approximately $111 million and $7.2 million for which we recorded losses of $7.1 million and $610,000 on the sales.

Depreciation and Amortization

Depreciation and amortization expense was $2.0 million and $6.6 million for the three and nine months ended June 30, 2010, respectively, an increase of $106,000 (6%) and $1.6 million (32%) as compared to $1.9 million and $5.0 million for the three and nine months ended June 30, 2009, respectively.  The increase reflects the $422,000 and $2.0 million increase in depreciation expense for the three and nine months ended June 30, 2010, respectively, on operating lease held.  While we had decreased the total portfolio of leases and loans held by our commercial finance business, the average amount of the portfolio held as operating leases increased by $67.2 million for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009.

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commercial finance	$1,428	$621	$3,364	$3,451
Financial fund management	−	−	1	1,738
Real estate	−	427	49	456
	$1,428	$1,048	$3,414	$5,645

The provision for credit losses increased by $380,000 for the three months ended June 30, 2010 from $1.0 million for the three months ended June 30, 2009 primarily due to a $777,000 provision against for the reversal of management fees from one of our commercial finance investment entities.  There was no similar provision recorded for the three months ended June 30, 2009.

The provision for credit losses decreased by $2.2 million for the nine months ended June 30, 2010 primarily due to assets sold during fiscal 2009.  In March 2009, we sold our interest in Apidos CDO VI and sold a $195.0 million portfolio of leases and loans to one of our investment partnerships, for which we had recorded provisions of $1.7 million and $900,000, respectively, during the nine months ended June 30, 2009.  In addition, we had recorded a provision of $2.0 million during the nine months ended June 30, 2009 on a portfolio of future payment card receivables which was fully reserved as of September 2009.  These decreases were offset, in part, by an increase of $878,000 ($334,000 net of tax, or $0.02 per share) due to the change in our estimation of credit losses on commercial finance assets during the three months ended March 31, 2010, such that we now fully reserve, net of recoveries, for all leases and loans over 180 days past due and the $777,000 provision for management fees.

(Back to Index)

(Back to Index)

Interest Expense

Interest expense was $3.5 million and $11.2 million for the three and nine months ended June 30, 2010, an increase of $870,000 (33%) and a decrease of $5.8 million (34%), respectively, as compared to $2.6 million and $17.0 million for the three and nine months ended June 30, 2009, respectively.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commercial finance	$1,825	$1,507	$6,073	$8,576
Corporate	1,401	879	4,321	2,650
Real estate	277	245	795	719
Financial fund management	1	3	3	5,012
	$3,504	$2,634	$11,192	$16,957

Facility utilization and issuance of senior notes (in millions) and corresponding interest rates on borrowings were as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
Commercial finance – secured credit facility:
Average borrowings		$60.0		$117.7		$103.0		$222.7
Average interest rates		11.6%		4.9%		7.6%		4.8%

Corporate – secured credit facilities:
Average borrowings		$17.1		$39.5		$19.3		$46.0
Average interest rates		10.2%		8.7%		10.4%		7.4%

Corporate – Senior Notes:
Average borrowings		$18.8	$	−		$18.8	$	−
Average interest rates		20.0%		−%		19.3%		−%

Financial fund management:
Average borrowings	$	−	$	−	$	−		$145.3
Average interest rates		−%		−%		−%		4.6%

Interest expense incurred by our commercial finance operations increased by $318,000 (21%) for the three months ended June 30, 2010 primarily due to the $874,000 increase in amortization of finance fees incurred in order to extend the PNC warehouse facility offset by a decrease in weighted average borrowings on the line of $57.7 million.  In May 2010, we repaid the $99.4 million outstanding balance on the PNC warehouse facility which was then terminated.  Interest expense incurred by our commercial finance operations decreased by $2.5 million for the nine months ended June 30, 2010, reflecting a decrease in average borrowings of $119.7 million.  In March 2009, we sold a $195.0 million portfolio of leases and thereby eliminated $187.6 million of debt.  The decrease in average borrowings was offset, in part, by an increase in average interest rates of 2.8% for the nine months ended June 30, 2010, primarily due to a $1.7 million increase in amortization of the amendment fees for the terminated PNC warehouse facility.

Corporate interest expense increased by $522,000 and $1.7 million for the three and nine months ended June 30, 2010, respectively.  Included in interest expense for the three and nine months ended June 30, 2010 is $951,000 and $2.8 million, respectively, related to the 12% Senior Notes, of which $380,000 and $1.0 million, respectively, reflects the amortization of the debt discount related to the cost of the warrants issued with the notes.

In addition, the average interest rate on our corporate line of credit increased by 1.5% and 3.0%, respectively, offset in part by reduced average borrowings of $22.4 million and $26.7 million, respectively, for the three and nine months ended June 30, 2010, reflecting primarily the paydown of the TD Bank line principally with proceeds from the Senior Notes offering and the full repayment of the Sovereign line.

The sale of our interest and resulting deconsolidation of Apidos CDO VI in March 2009 removed its senior notes from our balance sheet.  Accordingly, there was no interest expense for our financial fund management operations for the nine months ended June 30, 2010 as compared to $5.0 million of interest expense for the nine months ended June 30, 2009.

(Back to Index)

(Back to Index)

Net Other-than-Temporary Impairment Charges on Investment Securities

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions as well as direct and indirect real estate investments, we have incurred other-than-temporary impairment charges on certain of our CDO investments.  During the three months ended June 30, 2010, we recorded a $67,000 charge related to bank loans ($50,000 in European loans).  The $364,000 charge recorded for the nine months ended June 30, 2010 also reflected a $297,000 charge related to CDO investments in securities of financial institutions.  During the nine months ended June 30, 2009, we recorded an $8.0 million charge, of which $4.9 million related to bank loans ($2.0 million in European loans) and $3.1 million to CDO investments in securities of financial institutions; no charge was recorded for the three months ended June 30, 2009.

Loss on Sale of Investment Securities, Net

In June 2010, we received $1.2 million in proceeds from the sale of the majority of our equity investment in Apidos CDO II and recognized a loss on the sale of $27,000.  In March 2010, we received $1.5 million in proceeds from the sale of our equity investment in Apidos CDO V and realized a loss of $424,000.

During the nine months ended June 30, 2009, in conjunction with the deconsolidation and sale of our interest in Apidos CDO VI, we received proceeds of $7.2 million and recognized a loss on the sale of $11.6 million ($7.7 million, net of tax).

Other Income, Net

Other income, net, decreased by $242,000 and $1.3 million for the three and nine months ended June 30, 2010 to $739,000 and $1.9 million, respectively, as compared to the three and nine months ended June 30, 2009.  During the three months and nine months ended June 30, 2009, we earned a $180,000 commitment fee on a one-day loan to our affiliate, RCC.  There were no similar fees earned during the three and nine months ended June 30, 2010.  In addition, for the nine months ended June 30, 2010, there was a $1.1 million decline in dividend income due to our recognition of three RCC dividend payments during the nine months ended June 30, 2010 as compared to four for the nine months ended June 30, 2009.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 18% and 38% for the three and nine months ended June 30, 2010, respectively, compared to 93% and 36% for the three and nine months ended June 30, 2009, respectively.  The increase in the rate primarily relates to the greater impact of permanent tax adjustments relative to decreased pre-tax earnings for fiscal 2010.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to discrete items, would have been 62% for the fiscal 2010 periods.

We currently project our effective tax rate to be between 60% and 65% for the remainder of fiscal 2010.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

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

Net Loss (Income) Allocable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts allocable to noncontrolling interests.  The following table sets forth the net loss (income) applicable to noncontrolling interests (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Commercial finance minority ownership, net of tax of $695, $0, $1,200 and $0 (1)	$1,290	$	−	$2,224	$	−
SFF Partnerships (2)	−		9	8		1,541
Real estate minority holder (3)	(15)		(22)	41		(15)
	$1,275		$(13)	$2,273		$1,526

(1)	Senior executives of LEAF hold a 14.1% interest in LEAF.

(Back to Index)

(Back to Index)

(2)
Limited partners, excluding us, owned an 85% and 64% interest in SFF I and SFF II, respectively.  The SFF partnerships previously invested in the equity of certain of the CDO issuers we sponsored.  As of March 31, 2010, the SFF partnerships were dissolved.

(3)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

Liquidity and Capital Resources

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “- Overview”, continues to be subject to substantial volatility and reduced availability.  We also may seek to obtain liquidity through the disposition of non-strategic investments, including our legacy portfolio.

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

At June 30, 2010, our liquidity consisted of two primary sources:

•	cash on hand of $9.2 million and restricted cash of $1.7 million; and

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

As of June 30, 2010, we have reduced our borrowings outstanding to $44.9 million from $191.4 million as of September 30, 2009, a decrease of $146.5 million (77%).  The decrease primarily reflects a $136.5 million reduction in borrowings on LEAF’s revolving warehouse facility and a $12.5 million reduction of our two corporate revolving lines of credit.  At June 30, 2010, borrowings outstanding included $14.6 million of corporate revolving debt, $13.9 million of Senior Notes (net of a discount), and $16.4 million of other debt, of which $13.5 million is in mortgage debt secured by the underlying properties.

The tight credit market continues to limit the ability of LEAF and its investment entities to obtain debt financing and, as such, reduces its opportunities to grow our commercial finance business.  In May 2010, LEAF repaid the $99.4 million of outstanding borrowings with PNC Bank and the warehouse line of credit facility was closed.  Until we are able to secure new financing, LEAF expects that it will continue to monitor and scale back its commercial finance business to accommodate the current lack of availability of debt financing to it and its investment entities, including, if necessary, the sale of portfolio assets.  Failure to obtain replacement financing will continue to limit our ability to originate new leases and loans and further reduce operations.  In any such event, our commercial finance business could incur losses which could be significant.

Furthermore, we may defer or discount our fees from investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.  Based on changes in the projected cash distributions to be made to the limited partners of one of our managed partnerships, we determined that we will not be able to collect our management fees for fiscal 2010 and, accordingly, we recorded a provision of $777,000.

(Back to Index)

(Back to Index)

Our legacy portfolio at June 30, 2010 consisted of three loans and six property interests.  In January and June 2010, we received proceeds of $811,000 and $4.6 million, respectively, from the settlement of two of our legacy loans.  Because of current economic conditions, the amount of cash we may be able to derive from resolution of our remaining legacy portfolio and other non-strategic investments in the future may be limited; in any event, the amount of cash we may derive from them is subject to significant variations.  Accordingly, we cannot assure you that our remaining legacy portfolio will be a source of significant ongoing cash generation.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2010 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual Obligations:
Other debt (1)	$34,765	$563	$30,796	$2,044	$1,362
Secured credit facilities (1)	14,599	1,822	12,777	−	−
Capital lease obligations	474	327	122	25	−
Operating lease obligations	14,446	2,284	4,506	2,222	5,434
Other liabilities	10,848	1,634	4,427	1,496	3,291
Total contractual obligations	$75,132	$6,630	$52,628	$5,787	$10,087

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2010; less than 1 year:  $4.4 million; 1-3 years:  $3.8 million; 4-5 years:  $483,000; and after 5 years: $1.5 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Real estate commitments	$3,409	$3,409	$	−	$	−	$	−
Standby letters of credit	701	701		−		−		−
Total commercial commitments	$4,110	$4,110	$	−	$	−	$	−

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit in New York Supreme Court against several investment banks, rating agencies, and collateral managers of CDOs, including TCM.  We own a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.  In April 2010, we were advised that Riverside was closed by the Office of the Comptroller and that the Federal Deposit Insurance Company, or FDIC, was appointed as receiver of the bank.  In May 2010, the FDIC was substituted as plaintiff and the litigation was stayed for 90 days.  In June 2010, the litigation was removed to federal court.  The lawsuit is now captioned Federal Deposit Insurance Corporation, as Receiver for Riverside National Bank of Florida v. The McGraw-Hill Companies, Inc. et al., U.S. District Court, Southern District of New York, No. 10 Civ. 4421.

The complaint seeks a variety of relief including monetary damages in an unspecified amount against TCM arising out of Riverside’s investment in certain CDOs between 2005 and 2007.  Riverside’s claims against TCM stem from its role as collateral manager for various Trapeza CDOs, which were sold by various investment banks.  The complaint asserts a claim for fraud against TCM based on allegations that the offering materials for certain CDOs were prepared in part by TCM and were false and misleading.  The complaint further alleges that TCM breached fiduciary and contractual obligations by failing to properly monitor the collateral for the CDOs, failing to mitigate losses and failing to disclose known quality and performance problems with the underlying collateral.  Following the filing of a motion to dismiss in state court, the plaintiff filed opposition papers indicating that it was voluntarily dismissing its breach of contract claims against TCM and other defendants without prejudice.  TCM believes that the remaining claims against it are entirely without merit and intends to vigorously defend itself in this matter.

(Back to Index)

(Back to Index)

Real Estate Commitment.  In connection with the sale of a real estate loan in March 2006, we have agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, is due upon the occurrence of these events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of these events, or if our net worth falls below $80.0 million.  Our obligation runs through December 31, 2014.  In addition, we agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, we have not been required to make any payments resulting from these agreements.

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

Broker-Dealer Capital Requirement. Our wholly-owned broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of ours who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  As a broker-dealer, Chadwick is subject to the net capital provision of rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which requires the maintenance of minimum net capital, as defined.  As applied to Chadwick, the rule required net capital of $120,000 and $121,000 as of June 30, 2010 and September 30, 2009, respectively.  As of June 30, 2010 and September 30, 2009, Chadwick’s net capital was $562,000 and $1.2 million, respectively, which exceeded the minimum requirements by $442,000 and $1.1 million, respectively.

Reserve for lease and loan repurchase commitment.  In the third quarter of 2010, we sold a portfolio of leases and loans to RCC in which RCC has the option to return, and we have the obligation to repurchase, up to a maximum of approximately $5.5 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, we recorded a $2.8 million estimated liability based on historical default rates.

Clawback Liability.  Two financial fund management investment entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships and accordingly reduced our clawback liability to $1.2 million at June 30, 2010.

As of June 30, 2010, with the exception of the clawback liability, the reserve for lease and loan repurchase commitment and executive compensation, we do not believe it is probable that any payments will be required under any of our indemnifications and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

Recent Developments

In July 2010, our board of directors formed a special committee of the board, which is comprised of our independent directors, to identify and evaluate strategic alternatives for us to enhance shareholder value. The special committee has retained a financial advisor and legal counsel to assist the committee in a review of strategic alternatives for us.  Given current market conditions and their impact on our operations, the board of directors believes that it is appropriate to assess a wide array of possible alternatives.  At present, no such decisions have been made and it is not yet possible to predict what will result from the process. We do not intend to disclose further developments until the special committee of the board has approved a course of action in connection with the exploration of our strategic alternatives.

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

The following analyzes the potential impact of a hypothetical change in interest rates as of June 30, 2010.  Our analysis does not consider other possible effects that could impact our business.

Corporate

At June 30, 2010, we have a secured revolving credit facility which is for general business use.  Weighted average borrowings on this facility were $19.0 million for the first nine months of fiscal 2010 at an effective interest rate of 10.5%.  A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $145,000.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Reductions in the borrowing capacity under our credit facility may reduce our ability to acquire assets, may require us to sell assets and, as a result, reduce our earnings or cause us to incur losses.

We have a corporate credit facility with TD Bank.  Under the terms of the TD Bank facility, the maximum facility amount was reduced to $15.0 million at June 30, 2010.  Any reductions that may occur in the future, could require us to sell assets to repay amounts outstanding in excess of the reduced facility amounts or seek alternative financing arrangements to meet our obligations, which may be on less favorable terms or unavailable.  As a result, reductions in borrowing capacity under our credit facility could increase our financing costs, reduce our net operating income and earnings, or could result in us incurring losses upon the sale of assets.  Moreover, even if a reduction is to an unused portion of a facility, it will reduce our ability to increase our assets under management and, accordingly, our ability to increase our net revenues and earnings.

Declines in the market values of our investments may reduce our earnings and the availability of credit.

We classify a material portion of our assets for accounting purposes as “available-for-sale.”  As a result, changes in the market values of those assets are directly charged or credited to stockholders’ equity.  A decline in these values will reduce the book value of our assets.  Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, such decline will reduce earnings.  As a result of market conditions, the market value of many of our assets has declined.  We cannot assure you that there will not be further declines in the value of our assets, or that the declines will not be material.

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions which could result in losses.

If we are unable to obtain a new credit facility for our commercial finance business, the commercial finance business may be impaired.

Our commercial finance business depends upon our ability to obtain financing to acquire and carry equipment leases and loans.  Our commercial finance subsidiary, LEAF, currently does not have a credit facility.  We are seeking to obtain new financing, but can offer no assurance that we will be able to obtain such financing.  Failure to obtain replacement financing would limit our ability to originate new leases and loans.  In that event, our commercial finance business could incur losses, which could be significant, and our ability to conduct that business could be impaired.

(Back to Index)

(Back to Index)

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Note Purchase Agreement (including the form of Senior Note and form of Warrant). (2)
10.1	Eighth Amendment, dated November 6, 2009, to Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties thereto. (3)
10.2(a)	Ninth Amendment to Credit Agreement, dated November 30, 2009 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank). (4)
10.2(b)	Tenth Amendment to Credit Agreement, dated January 29, 2010 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank). (4)
10.2(c)	Eleventh Amendment to Credit Agreement, dated March 31, 2010 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank). (4)
10.2(d)	Twelfth Amendment to Credit Agreement, dated May 14, 2010 between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 9, 2010	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: August 9, 2010	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer