Form 10-K
period 2010-09-30
RESOURCE AMERICA, INC.
filed 2010-12-13
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2010) was approximately $40,888,000.

The number of outstanding shares of the registrant’s common stock on December 2, 2010 was 19,047,282 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Commission in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

PART I

ITEM 1.	BUSINESS.

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors.”  These risks and uncertainties could cause actual results and financial position to differ materially from those anticipated in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.  We make references to the fiscal years ended September 30, 2010, 2009 and 2008 as fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

General

              We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management subsidiaries.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored funds.  We typically maintain an investment in the funds we sponsor.  As of September 30, 2010, we managed $12.4 billion of assets.

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

We have developed and manage public and private investment entities, a real estate investment trust, or REIT, and, historically, collateralized debt obligation, or CDO, issuers.  Our funds are marketed principally through an extensive broker-dealer/financial planner network that we have developed.  During fiscal 2010, we focused on developing investment opportunities in our real estate segment:

●
In July 2009, Resource Real Estate, Inc., or Resource Real Estate, our wholly-owned real estate subsidiary, filed a registration statement with the Securities and Exchange Commission, or SEC, for Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT, which will seek to obtain up to $750.0 million in investor funding.  The registration statement became effective during June 2010 and $16.1 million of investor funds have been raised through September 30, 2010.

●	In December 2009, Resource Real Estate closed its real estate opportunity fund, which focuses on acquiring discounted real estate assets and related debt, having raised $41.4 million.

(Back to Index)

(Back to Index)

Assets Under Management

        As of September 30, 2010 and 2009, we managed $12.4 billion and $13.8 billion of assets, respectively, for the accounts of institutional and individual investors, Resource Capital Corp., or RCC (our sponsored REIT), and for our own account in the following asset classes (in millions):
							September 30,
	September 30, 2010						2009
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,213	$	−	$	−	$4,213	$4,458
Bank loans (1)	3,083		954		−	4,037	4,016
Asset-backed securities (1)	1,689		−		−	1,689	2,186
Real properties (2)	588		13		−	601	643
Mortgage and other real estate-related loans (2)	29		748		179	956	1,039
Commercial finance assets (3)	751		115		12	878	1,361
Private equity and other assets (1)	70		−		−	70	66
	$10,423		$1,830		$191	$12,444	$13,769

(1)	We value these assets at their amortized cost.

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

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:
	CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2010 (1)
Financial fund management	32	13	−	−
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	25	7	5
As of September 30, 2009 (1)
Financial fund management	32	13	−	−
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	25	7	6

(1)	All of our operating segments manage assets on behalf of RCC.

Real Estate

General.  Through our real estate segment, we focus on four different areas:

●
the acquisition, ownership and management of portfolios of discounted real estate and real estate related debt, which we have acquired through two sponsored real estate investment entities as well as through joint ventures with institutional investors;

●	the sponsorship and management of real estate investment entities that principally invest in multifamily housing;

●
the management, principally for RCC, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities; and

●
to a lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

(Back to Index)

(Back to Index)

Discounted Real Estate Operations.  In September 2007, we entered into a joint venture with an institutional partner that acquired a pool of eleven mortgage loans from the United States Department of Housing and Urban Development.  This portfolio was acquired at an overall discount of 51% to the approximately $75.0 million face value of the mortgage loans.  Through September 30, 2010, we have sold three of the mortgages, foreclosed on the properties underlying eight of the mortgage loans and sold four of the foreclosed properties.

In May 2008, we entered into a second joint venture, structured as a credit facility, with the same institutional investor, that makes available up to $500.0 million to finance the acquisition of distressed properties and mortgage loans and that has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  On December 1, 2009, we sold our joint venture interest to RCC at its book value, while retaining management of the assets and continue to receive fees in connection with the acquisition, investment management and disposition of new assets acquired.  Through September 30, 2010, the joint venture had acquired 11 distressed loans and two properties for an aggregate of $119.4 million.  As of September 30, 2010, we had foreclosed on three of the loans and sold one of those properties.

In June 2010, the registration statement filed with the U.S. Securities and Exchange Commission for RRE Opportunity REIT became effective.  RRE Opportunity REIT intends to purchase a diversified portfolio of U.S. commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage, including properties that may benefit from extensive renovations intended to increase their long-term values.

Real Estate Investment Entities.  Since 2003, we have sponsored and manage 18 real estate investment entities (two of which have since been merged into a single entity and excluding the two real estate CDOs) having raised a total of $335.5 million in investor funds.  Through September 30, 2010, these entities have acquired interests in 46 multifamily apartment complexes comprising 11,373 units with a combined acquisition cost of $630.6 million, including interests owned by third parties and excluding properties sold.

We receive acquisition and debt placement fees from the investment entities in their acquisition stage.  These fees, in the aggregate, have ranged from 1% to 2% of the acquisition costs of the properties and 0.5% to 5.0% of the debt financing in the case of debt placement fees.  In their operational stage, we receive property management fees of 4.5% to 5% of gross revenues.

Additionally, we record an annual investment management fee from our limited partnerships equal to 1% of the gross offering proceeds of each partnership for our services.  We record an annual asset management fee from our TIC programs equal to 1% to 2% of the gross revenues from the property in connection with our performance of our asset management responsibilities.  We record an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.

We record quarterly asset management fees from our joint ventures with an institutional partner equal to 1% of the gross funds invested in distressed real estate loans and assets.  We recognize these fees monthly.

Resource Capital Corp.  As of September 30, 2010, our real estate operations managed approximately $761.4 million of commercial real estate loan assets on behalf of RCC, including $873.0 million held in CDOs we sponsored in which RCC holds the equity interests.  We discuss RCC in more detail in “− Resource Capital Corp.,” below.

Resource Residential.  In October 2007, we established our internal property management division, Resource Real Estate Management, Inc., or Resource Residential.  Our property management division has provided us with a source of stable revenues for our real estate operations.  Furthermore, we believe that having direct management control over the properties in our investment programs has not only enabled us to enhance their profitability, but also provides us with a competitive edge in marketing our funds by distinguishing us from other sponsors of real estate investment funds.  As of September 30, 2010, our property management division manages all of our fund multifamily properties located in 10 states, with the exception of one property, in addition to managing the distressed/value-added properties in our joint ventures.  Resource Residential had 333 employees as of September 30, 2010.

Legacy Portfolio of Loan and Property Interests.  Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties.  Since 1999, management has focused on resolving and disposing of these assets.  During fiscal 2009, the number of loans in this portfolio decreased from eight to five through the payoff of two loans and the foreclosure of another loan.  During fiscal 2010, we sold two more of the legacy loans.  At September 30, 2010, our remaining legacy portfolio consisted of two loans with a book value of $1.0 million and six property interests with a book value of $25.5 million.

(Back to Index)

(Back to Index)

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

During fiscal 2010, we originated $115.7 million in commercial finance assets.  As of September 30, 2010, we managed an $878.1 million commercial finance portfolio, of which $734.5 million were on behalf of four investment entities we sponsored.

Since we originate equipment leases and loans to sell to our investment entities, our originations primarily depend on the purchasing capacity of those entities.  The purchasing capacity of our investment entities depends upon their ability to raise equity capital, to obtain debt and the payments received on existing leases and loans.  In recent years, the credit market conditions have limited our ability to obtain new debt facilities for our investment entities, and we anticipate that this trend may continue during fiscal 2011 and, if so, our originations and accordingly, our revenues, may decline further.

We receive acquisition fees, management fees and reimbursements of our operating and administrative expenses incurred from the investment entities we manage.  Acquisition fees range from 1% to 2% of the value of the equipment leases and loans sold.  Management fees range from 1% to 4% of gross rental or loan payments.

Financial Fund Management

        General.  We conduct our financial fund management operations primarily through seven separate operating entities:

●	Apidos Capital Management, LLC, or Apidos, finances, structures and manages investments in bank loans, high yield bonds and equity investments;

●
Trapeza Capital Management, LLC, or TCM, a joint venture between us and an unrelated third-party, originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers and related partnerships.  TCM together with the Trapeza CDO issuers and Trapeza Partnerships are collectively referred to as Trapeza

●
Resource Capital Markets, Inc., through our registered broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, acts as an agent in the primary and secondary markets for trust preferred in the financial services and real estate sectors and manages accounts for institutional investors;

●	Resource Europe Management Ltd., or Resource Europe, structures and manages investments in international bank loans;

●	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

●
Ischus Capital Management, LLC, or Ischus, finances, structures and manages investments in asset-backed securities or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS; and

●	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

We derive revenues from our existing financial fund management operations through management fees.  We are also entitled to receive distributions on amounts we have invested directly in CDOs or in limited partnerships we formed that purchased equity in the CDO issuers we sponsored.  Our CDO management fees generally consist of base and subordinated management fees.  For the Trapeza CDO issuers we sponsored and manage, we share base management fees with our co-sponsors.  For CDO issuers we sponsored and manage on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees from the CDO issuers.  We describe the management fees we receive from RCC in “− Resource Capital Corp” below.  Base management fees generally are a fixed percentage of the aggregate principal balance of eligible collateral held by the CDO.  Our base management fees range from 0.10% to 0.25% of a managed CDO’s assets.  Subordinated management fees are also a percentage of the aggregate principal balance of eligible collateral held by the CDO, and range from 0.08% to 0.45%, but typically are subordinated to debt service payments on the CDOs.  The management fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuer.

Additionally, we record fees for managing the assets held by the partnerships we have sponsored and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.

(Back to Index)

(Back to Index)

CDOs.  We expect that we will continue to focus on managing the assets of our existing CDOs in fiscal 2011 while we will also seek opportunities to manage additional assets where we can use our existing financial fund management platform and personnel with little or no equity investment exposure.  No such opportunities became available to us in fiscal 2010, and we may be unable to identify any such opportunities in fiscal 2011.

As of September 30, 2010, our financial fund management operations have sponsored and manage 32 CDO issuers (three of which we manage on behalf of RCC) holding approximately $9.9 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDO Issuers	Assets Under Management (1)
			(in billions)
Trapeza (2)(3)	Trust preferred securities	13	$4.2
Apidos	Bank loans	11	3.6
Ischus (2)	RMBS/CMBS/ABS	7	1.7
Resource Europe	Bank loans	1	0.4
		32	$9.9

(1)	Calculated as set forth in “Assets Under Management,” above.

(2)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of five Trapeza CDO issuers.

(3)	Through Trapeza, we own a 50% interest in an entity that manages 11 of the Trapeza CDO issuers and a 33.33% interest in another entity that manages two of the Trapeza CDO issuers.

Resource Capital Corp.  As of September 30, 2010, our financial fund management operations manage $953.6 million of bank loans on behalf of RCC, all of which are in Apidos CDOs we sponsored in which RCC holds the equity interests.  We discuss RCC in more detail in “ − Resource Capital Corp.,” below.

Company-Sponsored Partnerships.  We sponsored, structured and currently manage eight investment entities for individual and institutional investors, seven of which invest in banks and other financial institutions and one of which has been organized as a credit opportunities fund.  At September 30, 2010, these partnerships held $70.3 million of assets.

Resource Capital Corp.

RCC, a publicly-traded (NYSE: RSO) REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets.  At September 30, 2010, we owned 2.4 million shares of RCC common stock, or approximately 4.4% of RCC’s outstanding common stock, and held options to acquire 2,166 shares (at an exercise price of $15.00 per share and expiring in March 2015).

We manage RCC through RCM.  At September 30, 2010, we managed a total of $1.8 billion of assets on behalf of RCC.  Under our management agreement with RCC, RCM receives a base management fee, incentive compensation and a reimbursement for out-of-pocket expenses.  The base management fee is 1/12th of 1.50% of RCC’s equity per month.  The management agreement defines “equity” as, essentially, shareholders’ equity, subject to adjustment for non-cash equity compensation expense and non-recurring charges to which the parties agree.  The incentive compensation is 25% of (i) the amount by which RCC’s adjusted operating earnings (as defined in the agreement) of RCC (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (ii) an amount equal to (a) the weighted average of the price per share of RCC’s common shares in the initial offering by RCC and the prices per share of the common shares in any subsequent offerings of RCC, in each case at the time of issuance thereof, multiplied by (b) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted (i) to exclude events pursuant to changes in accounting principles generally accepted in the United States, or U.S. GAAP, or the application of U.S. GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RCC and the approval of a majority of RCC’s directors in the case of non-recurring or unusual transactions or events and (ii) by deducting any fees paid directly by RCC to our employees, agents and/or affiliates with respect to profits earned by a taxable REIT subsidiary of RCC (calculated as if such fees were payable quarterly) not previously used to offset incentive compensation.  RCM receives at least 25% of its incentive compensation in additional shares of RCC common stock and has the option to receive more of its incentive compensation in stock under the management agreement.  We also receive an acquisition fee of 1% of the carrying value of the commercial finance assets we sell to RCC.  For fiscal 2010, the management, incentive, servicing and acquisition fees we received from RCC across all of our operating segments were $10.9 million, or 12% of our consolidated revenues.

(Back to Index)

(Back to Index)

Credit Facility and Notes

As of September 30, 2010, we had one outstanding credit facility, which we established with TD Bank in May 2007 as a revolving facility.  The September 30, 2010 principal balance on the line was $14.1 million and the line was fully utilized.  We repaid $10.6 million of the line from proceeds of the offering of our 12% senior notes, or the Senior Notes (as discussed below), and agreed to reduce availability under the line.  Availability is further reduced by $150,000 in monthly principal repayments.  The current interest rate on the line is, based on our election, at either (i) the prime rate of interest plus 3% with a floor of 7% or (ii) London Interbank Offered Rate, or LIBOR, plus 4.5% with a floor of 7.5%.  In addition, we have a $401,000 letter of credit outstanding, which reduces our availability on the facility, and for which we are charged a 5.25% fee.  The line matures on October 15, 2011.

Borrowings are secured by a first priority security interest in specified assets and guarantees by certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of The Bancorp, Inc. or TBBK, (NASDAQ: TBBK) common stock, and (iii) the pledge of 1,321,657 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.  Weighted average borrowings for fiscal 2010 and 2009 were $17.8 million and $39.6 million, respectively, at an effective interest rate of 10.7% and 8.7%, respectively.

On September and October 2009, we completed a private offering to certain senior executives and shareholders with the sale of $18.8 million of Senior Notes due 2012 with 5-year detachable warrants to purchase 3,690,195 shares (at a weighted average exercise price of approximately $5.11 per share).  The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to our existing and future secured indebtedness.

Our commercial finance segment also has a short-term bridge loan to which we may borrow up to $21.5 million in the form of notes which are asset-backed debt.  Guggenheim Securities, LLC and its affiliate are the lenders under the notes.  The blended interest rate of the notes is 6.98% on the amounts outstanding and the maturity date of the notes is February 20, 2011.  Interest and principal are due on each class of notes on a monthly basis.

Asset Sourcing for Commercial Finance and Real Estate

Commercial finance.  LEAF is responsible for sourcing commercial finance investments primarily through program relationships with manufacturers and dealers of essential use equipment and software as well as through acquisitions of existing portfolios originated by third parties.  LEAF’s strategy for originations involves integrating its finance products into the sales and marketing organizations of manufacturers and dealers.  By developing and maintaining program its relationships with these manufacturers and dealers, LEAF is able to leverage and utilize their sales organizations to market its commercial finance products and services to the highly dispersed population of small- to medium-sized businesses, which is LEAF’s targeted demographic.  On acquisitions, LEAF seeks organizations with a portfolio of financing contracts that provide acceptable returns for its investment entities coupled with proven origination teams.

Real estate.  Resource Real Estate is responsible for sourcing investments for our real estate operations and managing CDOs.  We maintain relationships with asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us.  We maintain offices in Philadelphia, New York, Denver and Los Angeles that provide us with a national platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets.  We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on our $1.6 billion portfolio of assets under management.

(Back to Index)

(Back to Index)

Employees

        As of September 30, 2010, excluding our property management team, we employed 323 full-time workers, a decrease of 128, or 28%, from 451 employees at September 30, 2009.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
September 30, 2010
Investment professionals	101	32	37	30	2
Other	222	15	158	13	36
	323	47	195	43	38
Property management	333	333	−	−	−
Total	656	380	195	43	38

September 30, 2009
Investment professionals	121	26	61	32	2
Other	330	17	259	16	38
	451	43	320	48	40
Property management	318	318	−	−	−
Total	769	361	320	48	40

Operating Segments and Geographic Information

        We provide operating segment and geographic information about foreign operations in Note 24 of notes to our consolidated financial statements included in Item 8 of this report.

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

Our business as a specialized asset manager depends upon our ability to sponsor investment funds, raise sufficient debt financing for these funds and to generate management fees by managing those funds and the assets they hold.  If we are unable to raise capital or obtain financing through these funds, we will not be able to increase our assets under management and, accordingly, our revenues from management fees will be significantly reduced.  Our ability to raise capital and obtain financing through these funds depends upon numerous factors, many of which are beyond our control, including:

●
existing capital markets conditions.  As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms.  As a result, we may be required to use a greater proportion of our equity funds to complete asset acquisitions and originations, reducing the number of investments we would otherwise make.  If the current capital markets environment persists, we may modify our investment strategy in order to optimize our portfolio performance.  Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.  During fiscal 2010, the market constraints on our ability to obtain debt financing caused our commercial finance operations to reduce originations of leases and loans held for our investment entities, as well as for our account, which reduced our operating revenues.  For our financial fund management operations, the availability of financing has been largely halted;

●	market acceptance of the types of funds we sponsor and market perceptions about the types of assets which we seek to acquire for our funds which has been impaired by current market conditions;

●
the willingness or ability of retail investors, a principal source of investment funds for our commercial finance and real estate investment funds, to invest in long-term, relatively illiquid investments of the type sponsored by us;

●
the performance of our existing funds.  During fiscal 2010, several of our funds reduced or ceased to make equity distributions as a result of reduced operations.  Accordingly, we have waived our management fees and anticipate waiving these fees in the future;

●	the availability of qualified personnel to manage our funds;

●	the availability of suitable investments in the types of loans, real estate, commercial finance assets and other assets that we seek to acquire for our funds; and

●	interest rate changes and their effect on both the assets we seek to acquire for our funds, and the amount, cost and availability of acquisition financing.

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

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets.  If the market value of those assets declines, the lender may require us to post additional collateral to support the loan.  If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions which could result in losses and which could result in us failing our debt covenants.

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

As of September 30, 2010, we had one corporate credit facility at a variable interest rate.  We may seek to obtain other credit facilities depending upon capital markets conditions.  Any facilities that we may be able to obtain may also be at variable rates.  As a result, increases in interest rates on such credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition was financed by these facilities, or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses.  In addition, any financing we obtain may require us to maintain a specified ratio of the amount of the loan to the value of the underlying assets.  A decrease in the value of these assets may lead to margin calls or calls for the pledge to, or deposit with, the lender of additional assets.  We may not have sufficient funds or unpledged assets to satisfy these calls.  While losses sustained by CDOs or other VIEs we consolidate are typically without recourse to us, financing we obtain may impose financial covenants calculated pursuant to U.S. GAAP, which would include the effects of the these consolidated VIEs.  As a result, asset value declines or other adverse occurrences in the CDOs may cause us to breach these covenants, which could lead to margin calls or, possibly, constitute events of default under our corporate or other credit facilities.

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

At September 30, 2010, our allowances for possible credit losses were $900,000 in commercial finance (7% of the book value of our leases and loans held for investment in our commercial finance segment) and $1.1 million allowance for possible credit losses on receivables from managed entities (3% of the book value of commercial finance managed receivables).  We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that future provisions for credit losses will not be materially greater than those we have recorded to date.  Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.

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

Our ability to realize our deferred tax asset may be reduced, which may adversely impact results of operations.

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset.  If it is determined that a valuation allowance of our deferred tax asset is necessary, we may incur a charge to earnings.

Reductions in the borrowing capacity under our credit facility may reduce our ability to acquire assets, may require us to sell assets and, as a result, reduce our earnings or cause us to incur losses.

We have a corporate credit facility with TD Bank that was fully utilized at September 30, 2010.  Under the terms of the TD Bank facility, the maximum facility amount was reduced to $15.0 million at June 30, 2010, and matures on October 15, 2011.  Any reductions that may occur in the future, and the maturity of the facility in 2011 could require us to sell assets to repay amounts outstanding or seek alternative financing arrangements to meet our obligations, which may be on less favorable terms or unavailable.  As a result, our financing costs could increase and our net operating income and earnings could decrease.  We could also incur losses upon the sale of assets.

(Back to Index)

(Back to Index)

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may detrimentally affect our business.

We expect that the Dodd-Frank Act will have a significant impact on the financial services industry, and may particularly impact us with respect to hedging activities, our broker-dealer operations and, possibly, our ability to obtain financing to increase our assets under management or revenues.  Because much of the Dodd-Frank Act creates a framework through which regulatory reform will be promulgated, rather than providing regulatory reform itself, we cannot predict the magnitude of the effect that the Dodd-Frank Act will ultimately have on us.

Risks Relating to Particular Aspects of Our Real Estate, Commercial Finance and Financial Fund Management Operations

If we are unable to obtain a new credit facility for our commercial finance business, the commercial finance business may be impaired.

Our commercial finance business depends upon our ability to obtain financing to acquire and carry equipment leases and loans.  Our commercial finance subsidiary, LEAF, currently has short-term bridge financing for up to $21.5 million that matures February 20, 2011.  We are seeking to obtain new longer term financing, but can offer no assurance that we will be able to obtain such financing.  Failure to obtain replacement financing would limit our ability to originate new leases and loans.  In that event, our commercial finance business could incur losses, which could be significant, and our ability to conduct that business could be impaired.

We may incur impairments to goodwill.

At September 30, 2010, we had $8.0 million recorded as goodwill in our commercial finance business.  We review our goodwill at least annually.  Significant negative industry or economic trends, including the lack of recovery in the market price of the our common stock, reduced estimates of future cash flows or disruptions to the commercial finance business, could indicate that goodwill might be impaired.  Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance.  Our commercial finance business operates in competitive environments and projections of future operating results and cash flows may vary significantly from actual results.  If our analysis results in an impairment to goodwill, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist.  Any such change could have a material adverse effect on our results of operation and our stock price.

Our equipment leases and loans may have significant risk of default.

Many of the entities seeking equipment financing from us are small- to middle-size businesses which may have fewer resources than larger businesses and which may be disproportionally affected by current economic conditions.  As a result, we, and the investment funds we sponsor (from which we derive management and other fees) may be subject to higher risks of a default than if we provided equipment financing to larger businesses.  While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease or other commercial finance instrument, we may not be able to do so on advantageous terms.  If a borrower files for protection under the bankruptcy laws, we may experience difficulties and delays in recovering the equipment.  Moreover, the equipment may be returned in poor condition and we may be unable to enforce important lease or loan provisions against an insolvent borrower, including the contract provisions that require the borrower to return the equipment in good condition.  In some cases, the deteriorating financial condition of a borrower may make trying to recover what it owes impractical.  The costs of recovering equipment upon a default, enforcing obligations under the lease or loan, and transporting, storing, repairing and finding a new borrower or purchaser for the equipment may be high.  All the foregoing risks may be heightened by economic conditions currently existing in the United States.  Higher than expected lease defaults will result in a loss of anticipated revenues and will reduce our ability to operate LEAF at a profit.

As a result of recent conditions in the global credit markets, our ability to sponsor investment entities and increase our assets under management may be limited.

Our financial fund management business has largely consisted of the sponsorship and management of CDO issuers.  As a result of conditions in the global credit markets, sponsorship of new CDOs was impracticable in fiscal 2009 and 2010 and likely will continue to be impracticable in fiscal 2011.  Moreover, our ability to sponsor investment funds in our commercial finance and real estate segments depends to a significant extent on our ability to obtain financing.  Our ability to obtain new financing, and refinance existing financing, both for us and for our investment funds, was adversely impacted by credit market conditions in fiscal 2010.  We cannot assure you that we will be able to obtain new financing or refinance existing financing in the future on acceptable financial terms, or at all.  An inability to obtain financing could limit or eliminate our ability to sponsor investment entities and increase our assets under management and, accordingly, impair our ability to generate asset management fees.

(Back to Index)

(Back to Index)

We typically have retained some portion or all of the equity in the CDOs we sponsored.  CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO’s expenses.

We typically have retained some portion or all of the equity interest in CDOs we sponsored either directly or through limited partnership investments.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid.  However, there will be little or no income available to the CDO equity if covenants regarding the operations of a CDO (primarily relating to the value of collateral and interest coverage) are not met, or if there are excessive payment defaults, payment deferrals or rating agency downgrades by the issuers of the underlying collateral, and there may be little or no amounts available to return our capital.  In that event, the value of our direct or indirect investment in the CDO’s equity, which for all CDOs was approximately $6.2 million at September 30, 2010, could decrease substantially or be eliminated.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.

As of September 30, 2010, a portion of our management fees is subordinated to the investors’ receipt of specified returns in 11 of the CDOs we manage.  In addition, with respect to RCC and eight of our investment entities, we receive incentive or subordinated compensation in addition to our base management fee, depending upon whether RCC or those partnerships achieve returns above specified levels.  During fiscal 2010 and 2009, we earned incentive and subordinated management fees from RCC and from 11 and 21 CDOs, respectively, which constituted 22% and 17%, respectively, of our aggregate management fee income for both periods.  As a result of current economic conditions, the amount of incentive or subordinated management fee income we receive may be reduced, and any such reduction may be material.

Real estate loans in our portfolio are subject to a higher risk of loss than conventional mortgage loans.

Real estate loans in our portfolio differ significantly from conventional mortgage loans.  In particular, these loans:

●	are junior mortgage loans;

●	involve payment structures other than equal periodic payments that retire a loan over its term;

●	require the borrower to pay a large lump sum at loan maturity (which will depend upon the borrower’s ability to obtain financing or otherwise raise a substantial amount of cash at maturity); and

●	while producing income, do not generate sufficient revenues to pay the full amount of debt service on the loan as originally structured.

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

We may not be able to raise sufficient funds for our Real Estate Opportunity REIT, Inc. (or RRE Opportunity REIT).

During the offering period of RRE Opportunity REIT, we are advancing funds to pay certain of its operating expenses and organization and offering costs.  As of September 30, 2010, we had advances of $3.3 million to RRE Opportunity REIT, which is included in receivables from managed entities and related parties. We anticipate that we will continue to provide additional funding.  If the RRE Opportunity REIT fails to raise enough funds through its public stock offering, we would be required to charge amounts due from it to expense.

(Back to Index)

(Back to Index)

We have identified a material weakness in our internal control over accounting for income taxes that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

In connection with the preparation of this report, we identified and reported a material weakness in our internal controls over accounting for income taxes. As a result of this material weakness, we were unable to conclude that our internal control over financial reporting relating to income taxes was effective as of September 30, 2010. Although we have instituted new controls to remediate this weakness, if these controls are not effective, our ability to prepare timely and accurate financial reports could be affected, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock or our ability to obtain financing for our operations.

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

New York, New York:

        We maintain additional executive offices in a 10,303 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.

Other Locations:

Our commercial finance operations own a 29,500 square foot building at 1720A Crete Street, Moberly, Missouri.  In addition, we maintain various office leases in the following cities:  Omaha, Nebraska; Los Angeles and Santa Ana, California; and Denver, Colorado.  We also lease office space in London, England for our European operations.

As of September 30, 2010, we believe that the properties we lease are suitable for our operations and adequate for our needs.

ITEM 3.	LEGAL PROCEEDINGS.

In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit now captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., United States District Court, Southern District of New York, No. 10 Civ. 4421, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC, or TCM.  We own a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.

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

ITEM 4.	[Removed and Reserved.]

(Back to Index)

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low sale prices as reported by NASDAQ on a quarterly basis for our last two fiscal years:

	As Reported
	High	Low
Fiscal 2010
Fourth Quarter	$5.68	$3.59
Third Quarter	$6.30	$3.59
Second Quarter	$5.39	$3.81
First Quarter	$5.17	$3.69

Fiscal 2009
Fourth Quarter	$6.23	$4.68
Third Quarter	$6.60	$3.42
Second Quarter	$4.19	$2.76
First Quarter	$9.36	$3.25

As of December 2, 2010, there were 19,047,282 shares of common stock outstanding held by 356 holders of record.

We have paid regular quarterly cash dividends since the fourth quarter of fiscal 1995.  Commencing with the dividend payable in the first quarter of fiscal 2006, we increased our quarterly dividend by 20% to $0.06 per common share and, beginning with the dividend payable in the first quarter of fiscal 2007 and continuing to the second quarter of fiscal 2009, we further increased our quarterly dividend by 17% to $0.07 per common share.  In the third quarter of fiscal 2009, we reduced the dividend to $0.03 per common share, a decrease of 57%, in part due to the impact on us of the volatility and reduction in liquidity in the global credit markets. We have continued to declare a $0.03 quarterly dividend through the remainder of fiscal 2009 and for fiscal 2010.

Until our 12% senior notes (due in 2012) are paid in full, retired or repurchased, we cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all the holders of the senior notes unless basic earnings per share from continuing operations from the preceding fiscal quarter exceeds $0.25 per share.  There are no restrictions imposed on the declaration of dividends under our credit facility.

Securities Authorized for Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,281,736	$9.05	259,426

Issuer Sales of Equity Securities

In connection with the sale of $18.8 million of our 12% senior notes which was completed on October 6, 2009, we issued five-year detachable warrants which provide purchasers with the right to acquire 3,690,195 shares of our common stock at a weighted average exercise price of approximately $5.11 per share.  No separate consideration was paid by the purchasers for the warrants.  See Note 12 to our consolidated financial statements included in Item 8 of this report.  We relied upon the exemption from registration provided by Section 4(2) and Regulation D under the Securities Exchange Act of 1933, as amended.  The proceeds of the offering were used to pay down our credit facility with TD Bank by $10.6 million and for general corporate purposes.

(Back to Index)

(Back to Index)

Issuer Purchases of Equity Securities

On July 26, 2007, the Board of Directors approved a share repurchase program under which we may buy up to $50.0 million of our outstanding common stock from time to time, replacing a similar plan that had been approved by the Board in September 2004.  Through September 30, 2008, we had repurchased an aggregate of 188,123 shares at a total cost of $2.8 million, at an average cost of $14.99 per share.  We did not repurchase any additional shares under this program during fiscal 2010 or 2009.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return of two other stock market indices:  the NASDAQ United States Composite and the NASDAQ Financial 100.

                                  Comparison of Five Year Cumulative Total Return*

	Assumes $100 was invested on October 1, 2005 in our common stock or in the indicated index and that all cash dividends were reinvested as received.

(Back to Index)

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA.

        The following selected financial data should be read together with our consolidated financial statements, the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.  We derived the selected consolidated financial data for each of the fiscal years ended September 30, 2010, 2009 and 2008, and as of September 30, 2010 and 2009 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.  We derived the selected financial data for the years ended September 30, 2007 and 2006 and as of September 30, 2008, 2007 and 2006 from our consolidated internal financial statements for those periods.  The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the Years Ended September 30,
	2010	2009	2008	2007	2006
Statement of operations data:
Revenues:
Real estate	$31,911	$25,417	$31,519	$22,987	$23,076
Commercial finance	23,677	48,767	93,016	40,124	23,842
Financial fund management	33,140	33,344	27,536	63,089	28,457
Total revenues	$88,728	$107,528	$152,071	$126,200	$75,375
(Loss) income from continuing operations before cumulative effect of a change in accounting principle	$(17,297)	$(16,090)	$(29,949)	$7,211	$17,402
Income (loss) from discontinued operations, net of tax	622	(444)	(1,299)	(1,558)	1,231
Cumulative effect of a change in accounting principle, net of tax	−	−	−	−	1,074
Net (loss) income	(16,675)	(16,534)	(31,248)	5,653	19,707
Less: Net loss (income) attributable to noncontrolling interests	3,224	1,603	5,005	(1,957)	(1,734)
Net (loss) income attributable to common shareholders	$(13,451)	$(14,931)	$(26,243)	$3,696	$17,973

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.74)	$(0.78)	$(1.40)	$0.30	$0.89
Discontinued operations	0.03	(0.03)	(0.07)	(0.09)	0.07
Cumulative effect of a change in accounting principle	−	−	−	−	0.06
Net (loss) income	$(0.71)	$(0.81)	$(1.47)	$0.21	$1.02

Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.74)	$(0.78)	$(1.40)	$0.27	$0.80
Discontinued operations	0.03	(0.03)	(0.07)	(0.08)	0.06
Cumulative effect of a change in accounting principle	−	−	−	−	0.06
Net (loss) income	$(0.71)	$(0.81)	$(1.47)	$0.19	$0.92

Dividends declared per common share	$0.09	$0.20	$0.28	$0.27	$0.24

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(14,073)	$(14,487)	$(24,944)	$5,254	$15,668
Discontinued operations	622	(444)	(1,299)	(1,558)	1,231
Cumulative effect of a change in accounting principle	−	−	−	−	1,074
Net (loss) income	$(13,451)	$(14,931)	$(26,243)	$3,696	$17,973

Balance sheet data:
Total assets	$234,253	$375,840	$758,357	$966,452	$418,858
Borrowings	$66,110	$191,383	$554,059	$706,372	$172,238
Total equity	$129,084	$140,141	$146,343	$191,918	$204,769

(Back to Index)

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Overview

        We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities in the commercial finance, real estate and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  Assets under management have grown from $7.1 billion at September 30, 2005 to $12.4 billion at September 30, 2010.

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

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduced liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and have reduced our ability to access debt financing for our operations.  For fiscal 2011, given the constraints imposed by current economic and market conditions, we expect to focus on managing our existing assets, which provides us with substantial fee income, and raising investor funds through our retail broker channel for investment programs, particularly in our real estate business.  In our real estate segment, we continue to redirect the focus from acquiring and managing performing multifamily assets to acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of the economic events and high levels of leverage.  In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored, but do not expect to sponsor any new CDO issuers.

In our commercial finance segment, we have reduced our originations during fiscal 2010 in conjunction with the reduced availability of debt financing.  During the third and fourth quarters of fiscal 2010, we sold approximately $116.0 million of leases and loans to our affiliate, Resource Capital Corp., or RCC, and recognized a loss of $7.5 million.  The proceeds of the sale were primarily used to pay off and terminate our warehouse credit facility with PNC Bank, N.A.  In September, we obtained a $21.5 million short-term bridge loan (matures in February 2011) in order to originate leases and loans.  We are in the process of seeking longer term financing for future lease and loan originations.  We cannot assure you that we will be able to obtain financing in sufficient amounts to resume our prior origination volumes, upon acceptable terms, or at all.  In addition, during fiscal 2010, four of our commercial finance investment entities reduced their equity distributions to their partners as a result of the impact of the recession on the cash flow of these entities.  As a result, we waived $3.8 million of management fees from these funds and recorded a $1.1 million reserve for doubtful accounts on amounts owed to us.  We anticipate waiving these management fees in the future, which will accordingly reduce our revenues.

Principally as a result of these charges, we recorded a net loss attributable to common shareholders of $13.5 million in fiscal 2010 as compared to net losses attributable to common shareholders of $14.9 million and $26.2 million for fiscal 2009 and 2008, respectively.

(Back to Index)

(Back to Index)

Assets Under Management

        We decreased our assets under management by $1.3 billion to $12.4 billion at September 30, 2010 from $13.8 billion at September 30, 2009. The following table sets forth information relating to our assets under management by operating segment (in millions) (1):

	September 30,		Decrease
	2010	2009	Amount		Percentage
Financial fund management	$10,009	$10,726	$(717	) (2)	(7)%
Real estate	1,557	1,682	(125)		(7)%
Commercial finance	878	1,361	(483	) (3)	(35)%
	$12,444	$13,769	$(1,325)		(10)%

(1)	For information on how we calculate assets under management, see Item 1, “Business-Assets Under Management.”

(2)	Reduction primarily due to a decrease in the eligible collateral bases of our ABS ($497.1 million) and trust preferred portfolios ($245.4 million) resulting from defaults, paydowns, sales and calls.

(3)	Reduction primarily reflects the decrease in new originations and paydowns of existing loans and leases.

Our assets under management are primarily managed through various investment entities including CDOs, public and private limited partnerships, TIC property interest programs, a real estate investment trust, or REIT, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2010 (1)
Financial fund management	32	13	−	−
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	25	7	5
As of September 30, 2009 (1)
Financial fund management	32	13	−	−
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	25	7	6

(1)	All of our operating segments manage assets on behalf of RCC.

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RCC, and the income produced by the assets and investments we manage for our own account.  The following table sets forth information about our revenue sources (in thousands):

	Years Ended September 30,
	2010	2009	2008
Finance and rental revenues (1)	$20,281	$38,491	$80,660
Fund management revenues (2)	51,411	57,588	51,182
RCC management fees	10,649	7,357	6,021
Gains on resolution of loans (3)	2,870	1,030	9,571
Other (4)	3,517	3,062	4,637
	$88,728	$107,528	$152,071

(1)
Includes accreted discount income from our real estate operations and revenues from certain real estate assets, interest and rental income from our commercial finance operations and interest income on bank loans from our financial fund management operations.

(2)
Includes fees from each of our real estate, commercial finance and financial fund management operations and our share of the income or loss from limited and general partnership interests we own in our real estate, commercial finance and financial fund management operations.

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)
Includes primarily insurance fees, documentation fees and other charges from our commercial finance operations and for fiscal 2010, includes a break-up fee related to an unsuccessful bank transaction for our financial fund management operations.

(Back to Index)

(Back to Index)

We provide a more detailed discussion of the revenues generated by each of our business segments under “-Results of Operations:  Commercial Finance,” “:Real Estate” and “:Financial Fund Management.”

Results of Operations:  Real Estate

During fiscal 2010, we continue to redirect the focus of our real estate subsidiary, Resource Real Estate, Inc., from acquiring and managing performing multifamily assets to (a) acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that have been significantly discounted due to the effects of economic events and high levels of leverage and (b) managing existing assets for our real estate programs.  In December 2009, we closed Resource Real Estate Opportunity Fund L.P., a limited partnership, which invests in discounted real estate and real estate related debt, after raising a total of $41.4 million.  Additionally, we formed Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT, which will further invest in discounted commercial real estate and real estate related debt.  The registration statement for this fund became effective in June 2010.  For fiscal 2011, our primary fundraising efforts will be focused on the RRE Opportunity REIT.

Through our real estate segment, we focus on four different areas:

●
the acquisition, ownership and management of portfolios of discounted real estate and real estate related debt, which we have acquired through two sponsored real estate investment entities as well as through joint ventures with institutional investors;

●	the sponsorship and management of real estate investment entities that principally invest in multifamily housing;

●
the management, principally for RCC, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities; and

●
to a lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	September 30,
	2010	2009
	(in millions)
Assets under management (1):
Commercial real estate debt	$761	$864
Real estate investment funds and programs	566	547
Institutional portfolios	51	105
Distressed portfolios	149	88
Legacy portfolio	30	78
	$1,557	$1,682

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

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

(Back to Index)

(Back to Index)

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended September 30,
	2010	2009	2008
Revenues:
Management fees:
Asset management fees	$4,842	$3,935	$2,407
Resource Residential property management fees	5,296	4,362	2,682
REIT management fees from RCC	7,775	5,321	4,465
	17,913	13,618	9,554
Other revenue:
Fee income from sponsorship of partnerships, joint ventures and other property interests	1,500	1,929	3,583
Master lease revenues	4,002	3,994	3,660
Rental property income and revenues of consolidated VIEs (1)	4,644	5,014	5,208
Interest, including accreted loan discount	113	492	1,549
Gains and fees on resolution of loans and other property interests	2,870	1,030	9,571
Equity in earnings (losses) of unconsolidated entities	869	(660)	(1,606)
	$31,911	$25,417	$31,519
Cost and expenses:
General and administrative expenses	$7,718	$9,276	$12,278
Resource Residential expenses	4,870	4,459	3,043
Master lease expenses	4,791	4,577	4,081
Rental property expenses and expenses of consolidated VIEs (1)	3,401	3,726	3,200
	$20,780	$22,038	$22,602

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary or, for non-VIEs, where we control the entity.

Revenues − Fiscal 2010 Compared to Fiscal 2009

Revenues from our real estate operations increased $6.5 million (26%) to $31.9 million for fiscal 2010 from $25.4 million in fiscal 2009.  We attribute the increase primarily to the following:

Management fees:

●
a $907,000 increase in asset management fees due to an increase in equity deployed in properties in our investment entities, primarily the assets acquired by Resource Real Estate Opportunity Fund, L.P.

●
a $934,000 increase in property management fees earned by Resource Residential, reflecting the 728 unit increase (6%) in multifamily units under management to 13,522 units at September 30, 2010 from 12,794 at September 30, 2009; and

●
a $2.5 million increase in REIT management fees from RCC as a result of an increase in incentive management fees and in equity capital (upon which our base management fee is calculated) resulting from RCC’s success in raising capital through common stock offerings.

Other revenues:

●
a $429,000 decrease in fee income in connection with the purchase and third-party financing of property through our real estate investment entities.  During fiscal 2010, we earned fees from the acquisition of six distressed notes for $81.1 million and four property acquisitions with an aggregate purchase price of $19.3 million, as compared to the acquisition of seven properties with an aggregate purchase price of $62.7 million during fiscal 2009.  Since we do not place financing on our distressed note acquisitions, the decrease is primarily attributable to the reduction in debt placement fees for the properties we acquired in fiscal 2010 as compared to fiscal 2009;

●	a $370,000 decrease in rental property income and revenues of consolidated VIEs due to the sale of a consolidated VIE interest in January 2010;

●	a $379,000 decrease in interest income attributable to the payoff of one loan in June 2010 (book value of $2.8 million);

●
a $1.8 million increase in gains and fees on the resolution of loans and other property interests.  During fiscal 2010, we recorded a gain of $1.9 million (proceeds of $4.8 million) on the settlement of one loan.  We also received proceeds of $2.1 million, including a cost reimbursement of $101,000, from the sale of a joint venture interest to RCC and recorded a gain of $145,000 from another asset sale (proceeds of $260,000).  In addition, we recorded a gain of $642,000 (proceeds of $642,000) from the sale of an asset by a joint venture; and

(Back to Index)

(Back to Index)

●
a $1.5 million increase in equity earnings primarily reflecting a $700,000 increase due to a favorable change in an interest rate swap held by one of our investment entities and a $500,000 increase in income in the underlying investment held by another entity, reflecting primarily increased rental income and lease termination fees.

Costs and Expenses − Fiscal 2010 Compared to Fiscal 2009

Costs and expenses of our real estate operations decreased $1.3 million (6%) to $20.8 million for fiscal 2010 from $22.0 million for fiscal 2009.  We attribute the decrease primarily to the following:

●	a $1.6 million decrease in general and administrative expenses, primarily reflecting the $1.5 million allocation of wages and benefits to RRE Opportunity REIT; and

●	a $325,000 decrease in rental property expenses and consolidated VIE expenses due to the sale of our interests in a consolidated VIE entity which held a property.

Revenues − Fiscal 2009 Compared to Fiscal 2008

Revenues decreased $6.1 million (19%) to $25.4 million for fiscal 2009 from $31.5 million in fiscal 2008.  We attribute the decrease primarily to the following:

Management fees:

●	a $1.5 million increase in asset management fees due to an increase in equity deployed in properties that we manage in our investment entities;

●	a $1.7 million increase in fees earned by Resource Residential. Multifamily units under management increased to 12,794 at September 30, 2009 from 10,877 at September 30, 2008; and

●	an $856,000 increase in REIT management fees due principally to higher RCC net income which increased the incentive management fee.

Other revenues:

●
a $1.7 million decrease in fee income.  During fiscal 2009, we earned fees from the acquisition of four distressed notes for $31.9 million and seven property acquisitions with an aggregate purchase price of $62.7 million, as compared to the acquisition of seven properties with an aggregate purchase price of $89.7 million during fiscal 2008.  During fiscal 2009, the fees earned were 1.0% to 1.75% of the acquisition price as compared to 1.75% of the acquisition price during fiscal 2008;

●	a $334,000 increase in master lease revenues from one TIC property due to improved occupancy;

●
a $194,000 decrease in rental property income and revenues of consolidated VIEs due to a 17% reduction in the daily rate charged at the Savannah, Georgia hotel we own in addition to the sale of our entire interest in another asset to one of our real estate investment funds;

●	a $1.1 million decrease in interest income attributable to the principal paydown of two loans and the foreclosure of another loan;

●
an $8.5 million decrease in gains and fees on the resolution of loans and other property interests.  During fiscal 2009, we received proceeds of $9.9 million from the payoff of one loan, resulting in a gain of $991,000, received discounted proceeds of $1.2 million from the payoff of another loan resulting in a loss of $313,000 and recorded a $330,000 gain on an asset sold in the prior year.  In fiscal 2008, we collected $18.4 million in connection with a substantial settlement of a discounted loan, which was secured by an office building in Washington, D.C.  As a result of this repayment, we recognized a pre-tax gain in the quarter ended September 30, 2008 of approximately $7.5 million.  Also, in fiscal 2008, we received $1.0 million in net proceeds plus a $130,000 structuring fee from the sale of a 19.99% interest in a partnership that owns a hotel property resulting in a gain of $574,000, and received $1.9 million in net proceeds from the sale of a 10% interest in a real estate venture resulting in a gain of $891,000; and

●	a $946,000 decrease in equity losses of unconsolidated entities due to a favorable change in an interest rate swap.

Costs and Expenses − Fiscal 2009 Compared to Fiscal 2008

Costs and expenses of our real estate operations decreased $564,000 (2%) to $22.0 million for fiscal 2009 from $22.6 million for fiscal 2008.  We attribute the decrease primarily to the following:

●	a $3.0 million decrease in general and administrative expenses, primarily $1.7 million of wages and benefits, of which $1.2 million related to reduced bonuses;

(Back to Index)

(Back to Index)

●	a $1.4 million increase in Resource Residential expenses due to an increase in wages and benefits related to an increase in the number of employees required to manage the increase in properties; and

●	a $496,000 increase in master lease expenses from one TIC asset due to turnover costs related to occupancy.

Results of Operations:  Commercial Finance

During fiscal 2010, we focused our efforts on improving the financial condition of our commercial finance segment primarily by:

●	terminating debt that had unfavorable terms by selling investments;

●	lowering our overhead expenses by eliminating operating redundancies following the integration of our fiscal 2009 acquisitions; and

●	reducing staff in conjunction with the reduced origination capabilities brought on by the recession and tight debt markets.

As asset managers for our investment partnerships, our goal is to preserve partnership capital and to achieve the best possible results for those investors.  In fiscal 2010, we took the following actions on behalf of those investment partnerships:

●	ceased raising new funds when it became apparent that the debt markets were not improving rapidly enough;

●	deferred expense reimbursement to us;

●
for fiscal 2010, we waived $3.8 million of our asset management fees for our sponsored leasing partnerships, and anticipate that we will continue to waive our fees in the future which, accordingly, will reduce our revenues.  We believe that, as a result, cash flow in these partnerships will improve significantly, which will help pay down loans and generate liquidity for investments in new leases;

●	negotiated with the partnerships’ lenders to keep them from foreclosing on partnership collateral; and

●	paid down existing debt and reduced exposure with lenders that had unfavorable terms in part by completing three securitizations in fiscal 2010 totaling $380 million.

        During fiscal 2010, our commercial finance assets under management decreased $483.0 million (35%) to $878.0 million as compared to $1.4 billion in fiscal 2009.  Originations of new equipment financing decreased by $285.3 million (71%) to $115.7 million in fiscal 2010 from $401.0 million in fiscal 2009.  Our originations have been and we expect they will continue to be impacted by the state of the credit markets and the reduced ability of our managed investment entities to obtain financing to acquire portfolios of leases and loans from us.

During fiscal 2010, we sold approximately $126.2 million of our portfolio of leases and loans to RCC.  In connection with the sale, the balance on the PNC Bank warehouse line of credit used to acquire these leases and loans was repaid and the line was terminated.  As a result, we expect that our commercial finance revenues will continue to decline due to the reduction in the size of the portfolio of leases and loans that we originate and hold on our balance sheet prior to selling them to our investment entities and to RCC.  The commercial finance assets we managed for our own account during fiscal 2010 decreased by $135.0 million to $12.0 million as compared to $147.0 million during fiscal 2009, reflecting the reduction in our warehouse borrowings and the sale of commercial finance assets to RCC and our investment entities.  The assets we managed for others during fiscal 2010 decreased by $348.0 million to $866.0 million from $1.2 billion at September 30, 2009 reflecting primarily the decrease in assets acquired by us and purchased by our investment entities due to the lack of available financing.

As of September 30, 2010, we managed approximately 82,000 leases and loans that had an average original finance value of $25,000 with an average term of 56 months as compared to approximately 100,000 leases and loans with an average original finance value of $25,000 and an average term of 52 months as of September 30, 2009.

In March 2009, two of the public equipment leasing partnerships we sponsored and manage formed a joint venture.  The joint venture subsequently acquired a portion of our interest in LEAF Commercial Finance Fund, LLC, or LCFF, an investment fund we formed to acquire and finance leases and loans we originate.  As a result of the transaction, LCFF became a VIE for which the joint venture was determined to be the primary beneficiary and, therefore, we ceased to consolidate LCFF as of March 1, 2009.  Accordingly, a total of $195.0 million of commercial finance assets and $187.6 million of debt financing were transferred to the joint venture and removed from our financial statements.

(Back to Index)

(Back to Index)

The following table sets forth information related to commercial finance assets we manage (1) (in millions):

	September 30,
	2010	2009
Managed for our own account	$12	$147
Managed for others:
LEAF investment entities	735	1,181
RCC	115	2
Other	16	31
	866	1,214
	$878	$1,361

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

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

	Years Ended September 30,
	2010	2009	2008
Revenues:(1)
Finance revenues	$10,662	$22,974	$53,680
Acquisition fees	1,327	4,943	18,466
Fund management fees	10,905	19,133	18,275
Equity in losses of unconsolidated partnerships	(1,896)	(1,133)	(333)
Other	2,679	2,850	2,928
	$23,677	$48,767	$93,016
Costs and expenses:
Wages and benefit costs	$9,245	$13,263	$24,212
Other costs and expenses	8,919	11,916	18,529
	$18,164	$25,179	$42,741

(1)	Total revenues include RCC servicing and origination fees of $444,000, $1.0 million and $1.5 million for fiscal 2010, 2009 and 2008, respectively.

Revenues − Fiscal 2010 Compared to Fiscal 2009

Revenues decreased $25.0 million (51%) from $23.7 million for fiscal 2010 as compared $48.8 million for fiscal 2009.  We attribute these decreases primarily to the following:

●
a $12.3 million decrease in commercial finance revenues during fiscal 2010.  The decreases were caused by the reduction in the size of the portfolio of commercial finance assets managed for our own account primarily due to the sale to RCC;

●
a $3.6 million decrease in asset acquisition fees during fiscal 2010.  The difficulty in obtaining and maintaining debt financing by the investment funds we manage has limited their ability to acquire equipment financings from us.  Consequently, we have reduced our commercial finance originations to match their asset acquisition capabilities;

●
a $8.2 million decrease in management fees during fiscal 2010.  Our management fees include fees we receive to service the commercial finance assets we manage, offering fees earned for raising capital in our investment entities as well as fees received for originating loans for those entities.  The decline in fund management fees during fiscal 2010 was caused primarily by a waiver of the fees we earn to manage the commercial finance assets, lower offering fees received as LEAF Equipment Finance Fund 4, our most recently sponsored investment entity, closed its offering in October 2009, and finally, due to the lower fees as a result of the previously discussed reduction in the portfolio of leases and loans held by our investment entities.

●
a $763,000 increase in equity losses during fiscal 2010, reflecting an increase in the provision for credit losses recorded by our investment entities.  The negative impact of the economic recession in the United States on the ability of our investment funds’ customers to make payments on their leases and loans, has accordingly, increased our exposure from non-performing assets; and

(Back to Index)

(Back to Index)

●
other income decreased $171,000 during fiscal 2010 principally due to the decrease in customer service charges.  These fees typically vary widely from period to period and are driven by the amount and seasoning of commercial finance assets held by us.

Costs and Expenses − Fiscal 2010 Compared to Fiscal 2009

Costs and expenses from our commercial finance operations decreased by $7.0 million (28%) for fiscal 2010.  We attribute this decrease primarily to the following:

●
a $4.0 million reduction in wage and benefit costs during fiscal 2010.  In response to lower origination volume and assets under management, we have reduced payroll and other overhead costs and have continued to eliminate redundant positions.  In total, we have reduced the number of full-time employees in our commercial finance operations by 125 to 195 at September 30, 2010 from 320 at September 30, 2009; and

●
a reduction in other costs and expenses of $3.0 million during fiscal 2010.  The decrease reflects the reduction in costs, primarily legal, to service our smaller portfolio of assets, as well as our ongoing cost saving and consolidation efforts which targeted eliminating overhead redundancies and increasing operating efficiencies.

Revenues − Fiscal 2009 Compared to Fiscal 2008

Revenues decreased $44.2 million (48%) to $48.8 million for fiscal 2009 from $93.0 million for fiscal 2008.  We attribute these decreases primarily to the following:

●
a $30.7 million decrease in commercial finance revenues.  In fiscal 2008, we held a significantly higher portfolio balance of leases and loans as a result of the $412.5 million NetBank portfolio acquired in November 2007 and held by us until being completely sold in April 2008.  In addition, as of March 2009, we no longer consolidated LCFF, a $195.0 million portfolio.  As a result of the deconsolidation of LCFF, our finance revenues significantly decreased, offset in part by $1.1 million of management fees earned after deconsolidation.  For the period subsequent to the deconsolidation (March 2009 to September 2009), LCFF generated $8.8 million of revenues which, because LCFF was no longer consolidated with us, were not recorded in our consolidated statement of operations.  Similarly, we did not record LCFF’s costs and expenses which aggregated $6.9 million in addition to $5.5 million of interest expense;

●
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

●
an $858,000 increase in fund management fees.  Our management fees include fees we receive to service the commercial finance assets we manage, offering fees earned for raising capital in our investment entities as well as fees received for originating loans for those entities.  During fiscal 2009, management fees earned to service leases increased by $816,000 due to the growth in assets under management created by the $1.2 billion of lease originations in fiscal 2008.  These increases were offset, in part, by decreased offering fees of $136,000 related to the time between the closing of one investment fund and the opening of another investment fund.  In addition, during fiscal 2009, we waived $425,000 of fund management fees in one of our investment entities when we reduced that entity’s monthly cash distribution to its partners; and

●
a $78,000 decrease in other income, primarily due to reduction in late fees derived from commercial finance assets held by us.  These fees typically vary widely from period to period and are driven by the amount and seasoning of commercial finance assets held by us.  The large decrease in fiscal 2009 was due to the sale of the well-seasoned NetBank portfolio in fiscal 2008.

Costs and Expenses − Fiscal 2009 Compared to Fiscal 2008

        Costs and expenses from our commercial finance operations decreased by $17.6 million (41%) for fiscal 2009.  We attribute this decrease primarily to:

●
a $10.9 million reduction in wages and benefits.  Our costs have decreased due to several factors: (i) in fiscal 2008, we held significantly higher assets and accordingly, incurred higher servicing costs; (ii) for fiscal 2009, many of these costs were reimbursed by the investment entities to whom we have sold these assets; and (iii) in conjunction with converting the operations we acquired in fiscal 2008 onto the LEAF platform, we have reduced overhead costs by eliminating redundant positions.  Furthermore, in response to the ongoing recession and reduced originations, we have increased collection and customer service staff, while to a greater extent, we have decreased sales, credit and lease processing staff.  In total, we reduced the number of full-time employees in our commercial finance operations by 78 to 320 as of September 30, 2009 from 398 at September 30, 2008; and

(Back to Index)

(Back to Index)

●
a $6.7 million reduction in other costs and expenses.  This decrease is due to the decline in assets managed for our own account, which resulted in reduced costs to service our portfolio, primarily legal costs, and to our ongoing cost saving and consolidation efforts.  These efforts targeted eliminating overhead redundancies occurring through our acquisitions and taking advantage of efficiencies obtained by operating on a single platform.  In addition, fiscal 2008 included costs related to the portfolio acquisitions we made, which did not recur in fiscal 2009.

Results of Operations:  Financial Fund Management

        General.  We conduct our financial fund management operations principally through seven separate operating entities:

●	Apidos Capital Management, LLC, or Apidos, finances, structures and manages investments in bank loans, high yield bonds and equity investments;

●
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

●
Resource Capital Markets, Inc., through our registered broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, acts as an agent in the primary and secondary markets for trust preferred in the financial services and real estate sectors and manages accounts for institutional investors;

●	Resource Europe Management, Ltd., or Resource Europe, structures and manages investments in international bank loans;

●	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

●
Ischus Capital Management, LLC, or Ischus, finances, structures and manages investments in asset-backed securities, or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS; and

●	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RCC under a management agreement between us, RCM and RCC.

The following table sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	September 30, 2010
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,213	$	−	$4,213
Apidos	2,672		954	3,626
Ischus	1,689		−	1,689
Resource Europe	411		−	411
Other company-sponsored partnerships	70		−	70
	$9,055		$954	$10,009

	September 30, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,458	$	−	$4,458
Apidos	2,643		937	3,580
Ischus	2,186		−	2,186
Resource Europe	436		−	436
Other company-sponsored partnerships	66		−	66
	$9,789		$937	$10,726

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” as presented earlier in this section.

(Back to Index)

(Back to Index)

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including incentive and subordinated fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.10% and 0.60% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require the maintenance of certain overcollateralization test ratios, or O/C ratios, which measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal note balances.

●
Management fees − we receive fees for managing the assets held by our company-sponsored partnerships and credit opportunities fund.  These fees vary by limited partnership, with our annual fee ranging between 0.75% and 2.00% of the partnership capital balance.

Based on the terms of our general partner interests, two of the Trapeza partnerships we manage as general partner include a clawback provision.  We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  Although we continue to manage and receive fees from CDO issuers that we formed and sponsored, we do not expect to sponsor any new CDO issuers as a result of current conditions in the global credit markets.  Accordingly, we expect that these management fee revenues will continue to decline.  For risks applicable to our financial fund management operations, see our Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.6 billion in bank loans at September 30, 2010, of which $953.6 million are managed on behalf of RCC through three CDO issuers.  We also sponsored, structured and currently manage one CDO issuer holding $411.1 million in international bank loans at September 30, 2010.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.45% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.

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

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors which hold approximately $56.6 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

(Back to Index)

(Back to Index)

In March 2009, we sponsored, structured and currently manage an affiliated partnership organized as a credit opportunities fund which holds approximately $13.8 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and currently manage seven CDO issuers for institutional and individual investors, which hold approximately $1.7 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2010	2009	2008
Revenues:
Fund and RCC management fees	$19,137	$20,673	$24,232
Introductory agent fees	7,713	5,166	2,593
Earnings from unconsolidated CDOs	2,118	1,610	2,670
Interest income on loans	860	6,017	16,563
Other	838	212	2,209
	30,666	33,678	48,267

Limited and general partner interests:
Fair value adjustments	2,490	(266)	(23,483)
Operations	(16)	(68)	2,752
Total limited and general partner interests	2,474	(334)	(20,731)
	$33,140	$33,344	$27,536

Costs and expenses:
General and administrative	$20,799	$20,399	$27,539
Equity compensation expense − RCC	200	3	134
Other	29	66	64
	$21,028	$20,468	$27,737

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues − Fiscal 2010 Compared to Fiscal 2009

Revenues decreased $204,000 (1%) to $33.1 million in fiscal 2010 from $33.3 million in fiscal 2009.  We attribute the decrease to the following:

●	a $1.5 million decrease in fund and RCC management fees, primarily from the following:

–
a $2.3 million decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated.  In addition, two of the CDO issuers managed by Ischus were liquidated during fiscal 2009;

–	a $552,000 net decrease in base, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

–	a $292,000 decrease in base management fees as a result of portfolio defaults which reduced the eligible collateral base upon which our management fees are calculated;

(Back to Index)

(Back to Index)

–	a $648,000 increase in our share of expenses for TCM, including a $389,000 allowance against advances made to certain Trapeza partnerships and a $132,000 increase in legal fees.

These decreases were partially offset by:

–
a $277,000 increase in subordinated management fees.  During fiscal 2010 and 2009, we recorded subordinated management fees of $34,000 and ($243,000) on one and 11 CDO issuers, respectively.  The loss recorded during fiscal 2009 was primarily the result of the write-off of cumulative accrued fees on nine CDO issuers; and

–
a $57,000 increase in incentive management fees.  During fiscal 2009, we recorded a loss of $57,000 on two CDO issuers principally due to the write-off of cumulative accrued fees.  There was no write-off of fees in fiscal 2010.

–	a $259,000 decrease in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates.

These decreases were partially offset by:

–
a $809,000 increase in RCC management fees primarily due to an increase in incentive management fees and in RCC’s equity capital (upon which our base management fee is calculated) resulting primarily from RCC’s success in raising capital through common stock offerings;

–	a $484,000 increase in management and incentive fees earned on separate managed accounts. No such fees were earned during fiscal 2009; and

–	a $308,000 increase in management fees for the credit opportunities fund primarily due to a $220,000 incentive fee we earned after exceeding certain investor hurdle returns;

●
a $2.5 million increase in introductory agent fees as a result of fees earned in connection with 103 trust preferred security transactions with an average fee of $75,000 for fiscal 2010 as compared to 91 transactions with an average fee of $57,000 for fiscal 2009;

●
a $508,000 net increase in earnings from nine unconsolidated CDO issuers we previously sponsored and manage.  In March 2010, we sold one of our CDO equity investments and in June 2010, we sold the majority of our interest in another CDO equity investment.  As of September 30, 2010, we have fully impaired four of these CDO investments and will utilize the cost-recovery method to realize any future income;

●
a $508,000 net increase in earnings from nine unconsolidated CDO issuers we previously sponsored and manage. In March 2010, we sold one of our CDO equity investments and in June 2010, we sold the majority of our interest in another CDO equity investment. As of September 30, 2010, we have fully impaired four of these CDO investments and will utilize the cost-recovery method to realize any future income;

●	a $5.2 million decrease in interest income on loans, primarily as a result of the following:

–	a $6.0 million decrease in interest from Apidos CDO VI due to the sale of our interests in March 2009, at which time we ceased to consolidate that entity. This decrease was partially offset by:

–
an $860,000 increase due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of the European CDO issuer we sponsored and manage.  We do not expect to receive any additional income from this source in the future;

●	a $626,000 increase in other income, primarily related to the following:

–
an $800,000 break-up fee received in connection with an unsuccessful bank transaction to reimburse us for a significant portion of our costs.  We do not anticipate receiving such a fee in the future; partially offset by

–
a $158,000 decrease in earnings from SFF partnerships relating to four CDO investments which have been fully impaired.  As of December 31, 2009, the SFF partnerships assigned their interest in these investments to an affiliated third party.  The SFF partnerships were dissolved in March 2010;

●	Limited and general partner interests:

–
during fiscal 2010, we repurchased, along with the co-manager of the general partners, substantially all the remaining limited partner interests in two Trapeza partnerships which reduced our clawback liability and recorded a gain of $2.3 million.  During fiscal 2009, we had reduced our clawback liability and recorded a gain of $1.6 million; and

–
during fiscal 2010 and 2009, we recorded $229,000 and ($1.9 million), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

(Back to Index)

(Back to Index)

Costs and Expenses − Fiscal 2010 Compared to Fiscal 2009

Costs and expenses of our financial fund management operations increased $560,000 (3%) in fiscal 2010.  This increase was principally due to a $1.8 million increase in commission expense incurred in connection with certain trust preferred security transactions, a $1.2 million increase in legal and consulting expenses primarily relating to an unsuccessful bank transaction and a $197,000 increase in equity compensation expense due to an adjustment related to previously issued RCC restricted stock and options awarded to members of management.  These increases were partially offset by decreases in compensation ($2.0 million), financial software ($388,000) and rent expense ($287,000) as a result of a reduction in asset management and support personnel reflecting our efforts to realign costs with existing operations.

Revenues − Fiscal 2009 Compared to Fiscal 2008

Revenues increased $5.8 million (21%) to $33.3 million in fiscal 2009 from $27.5 million in fiscal 2008.  We attribute the increase primarily to the following:

●	a $3.6 million decrease in fund and RCC management fees, primarily from the following:

–
a $3.8 million net decrease in collateral management fees from our Ischus operations primarily due to a reduction in subordinated management fees as a result of an increase in rating agency downgrades which reduced our collateral base and the liquidation of two of our CDO issuers during fiscal 2009;

–	a $1.3 million net decrease in senior, subordinated and incentive management fees from our Trapeza operations, primarily from the following:

–
a $2.6 million decrease in subordinated management fees.  During fiscal 2009 and 2008, we recorded subordinated management fees of ($242,000) and $2.3 million, respectively, on 11 CDO issuers.  The loss recorded during fiscal 2009 was primarily the result of the write-off of cumulative accrued subordinated management fees that we no longer expect to receive from nine CDO issuers; and

–	a $278,000 decrease in senior management fees as a result of portfolio defaults which reduced our collateral base.

These decreases were partially offset by:

–
an $851,000 decrease in our share of expenses for the management of Trapeza Capital Management LLC and Trapeza Management Group LLC, primarily due to a decrease in asset management personnel and state taxes; and

–
a $738,000 increase in incentive management fees.  During fiscal 2009, we wrote-off $57,000 in incentive management fees from two CDO issuers as compared to a write-off of $795,000 of similar fees from three CDO issuers during fiscal 2008.

–
a $481,000 decrease in management fees from other company-sponsored partnerships primarily due to the liquidation of our previously sponsored hedge fund and a decline in fair values of other company-sponsored partnership investments.  These management fees are net asset based; and

–	a $262,000 decrease in collateral management fees from the European CDO issuer we manage due to a decrease in the euro to dollar exchange rate.

These decreases were partially offset by:

–
a $1.4 million increase in collateral management fees resulting from a full year of fees on four bank loan CDO issuers whose management we assumed from an unaffiliated third-party asset manager in May 2008; and

–	a $940,000 increase in RCC management fees and equity compensation, reflecting a $440,000 increase in management fees and a $500,000 increase in equity compensation.

●
a $2.6 million increase in introductory agent fees as a result of fees earned in connection with 91 trust preferred security transactions with an average fee of $57,000 for fiscal 2009 as compared to 16 transactions with an average of $162,000 for fiscal 2008.

●
a $1.1 million net decrease in earnings from 12 unconsolidated CDO issuers we previously sponsored and manage.  Through fiscal 2009, we have fully impaired nine CDO investments.  The cost-recovery method will be used to realize any future income on these investments;

●	a $10.5 million decrease in interest income on loans held for investment, resulting primarily from the following:

–
a $3.2 million decrease in interest income from CDO issuers whose loan assets were held by us in warehouse facilities and consolidated in our financial statements for fiscal 2008, including one Apidos and one Resource Europe CDO issuer.  The weighted average loan balance was $49.3 million at a weighted average interest rate of 7.16%.  We had no outstanding warehouse facilities during fiscal 2009; and

(Back to Index)

(Back to Index)

–
a $7.3 million decrease from Apidos CDO VI.  In December 2007, we closed Apidos CDO VI, repaid all borrowings under the warehouse facility and purchased 100% of the subordinated notes.  The weighted average loan balances of Apidos CDO VI for fiscal 2009 and 2008 was $115.5 million and $221.0 million, respectively, at an effective interest rate of 4.38% and 5.81%, respectively.  As of March 31, 2009, we agreed to sell our interest in Apidos CDO VI and no longer consolidated it.  This transaction settled on May 6, 2009.

●	a $2.0 million decrease in other income, primarily as a result of following:

–
a $1.5 million decrease in the earnings of our SFF partnerships related to a decrease in earnings from four CDO investments which we have fully impaired.  We will utilize the cost-recovery method to realize any future income on these investments; and

–	a $514,000 decrease in interest income we earned on the restricted cash balances of Apidos CDO VI.

●	Limited and general partner interests:

–
during fiscal 2009 and 2008, we recorded $1.6 million and ($23.2 million), respectively, in realized and unrealized fair value adjustments on Trapeza partnership securities and swap agreements and ($1.9 million) and ($287,000), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships; and

–
during fiscal 2009 and 2008, we recorded ($4,000) and $3.2 million, respectively, in revenues (other than fair value adjustments) from our limited and general partner share of operating results of the unconsolidated Trapeza partnerships and ($64,000) and ($402,000), respectively, from our share of operating results of unconsolidated other company-sponsored partnerships.

Costs and Expenses − Fiscal 2009 Compared to Fiscal 2008

Costs and expenses of our financial fund management operations decreased $7.3 million (26%) in fiscal 2009.  This decrease was principally due to our efforts to realign costs with existing operations and resulted in decreases in compensation ($6.1 million) and financial software expense ($581,000) primarily as a result of a reduction in asset management and support personnel.  In addition, we had decreases in professional fees of $1.6 million, related to a reduction in consulting fees for our European operations and an overall decrease in general legal expenses.  These decreases were partially offset by a $1.4 million increase in commission expense incurred in connection with certain trust preferred security transactions.

Results of Operations:  Other Costs and Expenses

General and Administrative Expenses

        Fiscal 2010 Compared to Fiscal 2009.  General and administrative costs were $13.0 million in fiscal 2010, a decrease of $1.4 million (10%) as compared to $14.4 million in fiscal 2009.  Wages and benefits decreased by $1.2 million, principally reflecting a $1.1 million decrease in equity-based compensation expense.

        Fiscal 2009 Compared to Fiscal 2008.  General and administrative costs were $14.4 million in fiscal 2009, a decrease of $1.7 million (11%) as compared to $16.1 million in fiscal 2008, primarily reflecting a $1.5 million decrease in wages and benefits.

(Loss) Gain on the Sales of Leases and Loans

Fiscal 2010 Compared to Fiscal 2009.  During fiscal 2010, availability on our PNC warehouse facility for our commercial finance operations declined and the facility was terminated in May 2010.  Due to lack of other available financing, loans and leases were sold to third parties as well as to RCC at a loss of $8.1 million.

Fiscal 2009 Compared to Fiscal 2008.  During fiscal 2008, we recognized a $3.9 million gain on the sale to the LEAF investment entities of a $412.5 million portfolio of leases and loans that we acquired from NetBank.

(Back to Index)

(Back to Index)

Provision for Credit Losses

The provisions for credit losses recorded in fiscal 2010, 2009 and 2008 are reflective of the weakness in the United States economy and the write-offs and write-downs of assets affected by that weakness.  The following table reflects our provision for credit losses as reported by segment (in thousands):

	Years Ended September 30,
	2010	2009	2008
Commercial finance	$5,159	$6,410	$7,505
Financial fund management	1	1,738	2,622
Real estate	49	456	500
	$5,209	$8,604	$10,627
Fiscal 2010 Compared to Fiscal 2009.  The provision for credit losses decreased by $3.4 million in fiscal 2010 primarily due to the sale of Apidos VI and the continued decline in assets we held for LEAF during fiscal 2010. The $2.0 million decrease in our provision for credit losses in fiscal 2009 as compared to fiscal 2008 was due to the significant write-offs and write-downs of assets which were affected by the weakness in the United States economy during fiscal 2008.

Specifically, our provision by operating segment was impacted by the following:

●
Commercial finance – The year over year provisions for credit losses in fiscal 2010 and 2009 decreased by $1.3 million and $1.1 million, respectively, due primarily to the decrease in the assets we held.   During fiscal 2010, we sold a portfolio of commercial assets to RCC and in March 2009, we sold our interests in LCFF, which held a $195.0 million portfolio of leases and loans, inclusive of a $900,000 credit loss reserve.  In fiscal 2008, we had recorded a provision of $4.1 million on our Merit future credit card payment business, which had higher interest rate spreads and a greater risk of credit loss;

●
Financial fund management – The year over year provisions in fiscal 2010 and 2009 decreased by $1.7 million and $884,000, respectively, due primarily to the sale in March 2009 of our investment in Apidos CDO VI, a $240.0 million securitization of corporate loans, for which we had recorded a $1.7 million and $2.6 million provision for credit losses during fiscal 2009 and fiscal 2008, respectively; and

●
Real estate - While we continued to monetize our legacy loan portfolio to reduce our overall exposure, we determined that economic conditions continued to negatively impact one of the remaining loans in the portfolio.  Accordingly, we recorded a provision for credit losses of $456,000 and $500,000 during fiscal 2009 and 2008, respectively, which fully reserved that loan.

Depreciation and Amortization

Fiscal 2010 Compared to Fiscal 2009.  Depreciation and amortization expense was $7.8 million in fiscal 2010, an increase of $920,000 (13%) as compared to $6.9 million in fiscal 2009.  The increase relates primarily to $1.4 million of additional depreciation expense on operating leases held.  While we decreased the total portfolio of leases and loans held by our commercial finance business, the average amount of the portfolio held as operating leases increased by $3.2 million in fiscal 2010.

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

Interest Expense

Interest expense includes the non-cash amortization of (a) debt issuance costs (and in some cases, the acceleration of those costs for facilities which were significantly amended or terminated prior to their stated maturity) and (b) the discount related to the value of warrants issued to investors who invested in our senior notes.  The following table reflects interest expense as reported by segment (in thousands):

	Years Ended September 30,
	2010	2009	2008
Commercial finance	$6,271	$10,524	$27,466
Financial fund management	3	5,014	14,559
Real estate	1,074	966	1,222
Corporate	5,738	3,695	4,019
	$13,086	$20,199	$47,266

(Back to Index)

(Back to Index)

Facility utilization (in millions) and interest rates for our commercial finance, financial fund management and corporate borrowings were as follows:

	Years Ended September 30,
	2010	2009	2008

Corporate – secured credit facilities:
Average borrowings	$18.2	$42.8	$56.8
Average interest rates	10.5%	11.1%	6.9%

Corporate – Senior Notes:
Average borrowings	$18.8	−	−
Average interest rates	20.0%	−	−

Commercial finance – secured credit facility:
Average borrowings	$77.0	$201.2	$423.6
Average interest rates	7.7%	5.0%	6.4%

Commercial finance – short-term bridge facility:
Average borrowings	$1.6	−	−
Average interest rates	8.2%	−	−

Financial fund management:
Average borrowings	−	$108.7	$255.6
Average interest rates	−	4.6%	5.6%

Fiscal 2010 Compared to Fiscal 2009.  Interest expense incurred by our commercial finance operations decreased by $4.3 million for fiscal 2010, primarily reflecting a decrease in average borrowings of $122.6 million.  During fiscal 2010, our borrowing capacity on our PNC warehouse facility decreased and in May 2010, the line was fully repaid and terminated.  In March 2009, we sold a $195.0 million portfolio of leases, and thereby eliminated $187.6 million of debt.  The decrease in average borrowings was offset, in part, by a $1.6 million increase in amortization of deferred finance fees for the commercial finance facilities.

Corporate interest expense increased by $2.0 million for fiscal 2010, principally reflecting $3.8 million of interest expense related to the 12% Senior Notes issued in September and October 2009, of which $1.5 million was amortization of the debt discount related to the cost of the warrants issued with the notes.  This increase was offset, in part, by a $24.6 million decrease in fiscal 2010 average borrowings under our corporate secured credit facilities resulting in a $1.7 million decrease in interest expense.

The sale of our equity interest and resulting deconsolidation of Apidos CDO VI in March 2009 removed its senior notes from our balance sheet.  Accordingly, there was no interest expense for our financial fund management operations for fiscal 2010 as compared to $5.0 million of interest expense for fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008.  Interest expense decreased by $27.1 million (57%) for fiscal 2009.  The decrease primarily reflects the $362.7 million decrease in borrowings by all of our operating segments.

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

Corporate interest expense decreased by $324,000 due to reduced average borrowings of $14.0 million, reflecting the paydown of borrowings on our TD Bank facility with proceeds from the senior notes offering, offset in part, by an increase in the interest rate on borrowings.

(Back to Index)

(Back to Index)

Net Other-than-Temporary Impairment Charges on Investment Securities

In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions, as well as direct and indirect real estate investments, we have incurred other-than-temporary impairment charges with respect to CDO securities.   These charges have significantly decreased to $480,000 in fiscal 2010, from $8.5 million and $14.5 million for fiscal 2009 and 2008, respectively.  During fiscal 2010, we recorded a $183,000 charge related to bank loans ($166,000 for European loans) and a $297,000 charge related to CDO investments in the securities of financial institutions.  The fiscal 2009 charges were primarily with investments in bank loans ($5.2 million, of which $2.3 million related to European loans) and financial institutions ($3.2 million).  The charges for fiscal 2008 were primarily in CDOs with investments in financial institutions ($8.9 million) and real estate asset-backed securities, including RMBS and CMBS ($5.5 million).  Additionally, in fiscal 2010, we recorded a $329,000 other-than-temporary impairment loss on our investment in TBBK stock held in a retirement account for a former executive as management intends to sell the securities during fiscal 2011.  In fiscal 2009, we recorded a $73,000 other-than-temporary impairment loss on our TBBK stock held for investment purposes as management no longer had the intention to hold the security until we could recover our cost basis.

Loss on Sale of Loans and Investment Securities, Net

In June 2010, we received proceeds of $1.2 million from the sale of our equity investment in Apidos CDO II and recognized a loss on the sale of $27,000.  Earlier, in March 2010, we received $1.5 million in proceeds from the sale of our equity investment in Apidos CDO V and realized a loss of $424,000.

During fiscal 2009, in conjunction with the deconsolidation and sale of our interest in Apidos CDO VI, we received proceeds of $7.2 million and recognized a loss of $11.6 million ($7.2 million, net of tax).  During fiscal 2008, we incurred a $17.7 million loss from the termination of two secured CDO warehouse facilities for which we provided limited guarantees.

Other Income

The following table details our other income, net of other expenses (in thousands):

	Years Ended September 30,
	2010	2009	2008
RCC dividend income (1)	$2,278	$3,405	$2,421
Loss on sale of equity securities (2)	−	(393)	−
Interest income (3)	434	340	547
Other (expense) income, net (4)	(121)	(196)	68
Other income, net	$2,591	$3,156	$3,036

(1)	In fiscal 2009, we recognized five dividend payments on our investment in RCC as compared to four and three dividend payments in fiscal 2010 and 2008, respectively.

(2)	In fiscal 2009, we sold 99,318 shares of common stock of TBBK, at loss of $393,000. No shares of TBBK were sold during fiscal 2010 and 2008.

(3)	Interest income decreased in fiscal 2009 by $207,000, principally as a result of lower cash balances due to the deconsolidation of LCFF.

(4)	Included in other (expense) income, net for fiscal 2010 and 2009 is $263,000 and $192,000, respectively, of amortized losses in the securities held in the retirement plan for our former CEO.

(Back to Index)

(Back to Index)

Net Loss (Income) Allocable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts allocable to noncontrolling interests.  The following table sets forth the net loss (income) applicable to noncontrolling interests (in thousands):

	Years Ended September 30,
	2010	2009		2008
Commercial finance minority ownership, net of tax of $(1,699), $0 and $520 (1)	$3,155	$	−	$(965)
Real estate minority holder (2)	61		54	(61)
SFF partnerships (3)	8		1,549	6,578
Commercial finance fund participation, net of tax of $0, $0 and $242 (4)	−		−	(451)
Other (5)	−		−	(96)
	$3,224		$1,603	$5,005

(1)	Senior executives of LEAF hold a 14.1% interest in LEAF.

(2)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(3)
Limited partners, excluding us, owned an 85% and 64% limited partner interest in SFF I and SFF II, respectively, which invested in the equity of certain of the CDO issuers we sponsored.  As of March 31, 2010, the SFF partnerships were dissolved.

(4)	During fiscal 2008, LEAF sold (in two separate transactions) its interest in a subsidiary that held a portfolio leases and loans acquired from NetBank to one of its investment entities.

(5)	Included the interest spread earned by warehouse providers while assets were in the accumulation stage. As of January 2008, all warehouse facilities were terminated.

Income Taxes

Fiscal 2010 Compared to Fiscal 2009.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 13% for fiscal 2010 as compared to 40% for fiscal 2009.  The decrease in the income tax benefit and accordingly, the tax rate, relates primarily to an increase in the valuation allowance on state benefits not able to be utilized for fiscal 2010 and the write-off of unrealizable deferred tax assets.  Additionally, during the fourth quarter of fiscal 2010, we recorded an adjustment to reconcile the deferred taxes in the amount of $1.6 million of which, $892,000 related to prior years.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to discrete items, would have been 46% for fiscal 2010.

We expect our effective tax rate to be between 34% and 40% for fiscal 2011.  Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and by the taxing authorities in other states in which we have significant business operations, such as Pennsylvania and New York.  We are currently undergoing an IRS examination for fiscal year 2008.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2007 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2005.

Fiscal 2009 Compared to Fiscal 2008.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 40% for fiscal 2009 as compared to 33% for fiscal 2008.  The increase in the rate primarily relates to the greater impact of permanent items relative to the pre-tax loss for fiscal 2009.  Our effective income tax rate excluding adjustments for discrete items would have been 36% for fiscal 2009.

(Back to Index)

(Back to Index)

Discontinued Operations

Our decision to dispose of certain entities has resulted in the presentation of these operations as discontinued.  Income (losses) from discontinued operations for fiscal 2010, 2009 and 2008 primarily reflect a reversal of $626,000 and charges of $433,000 and $1.1 million, respectively, of interest and penalty assessments related to the 2004 and 2005 IRS tax examinations.  In addition, in fiscal 2008 we closed an operating subsidiary within the commercial finance operating segment and have reflected its results as discontinued.

The discontinued operations within our real estate operating segment were as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008
Income (loss) from discontinued operations before taxes	$626	$(370)	$(1,104)
Income tax (provision) benefit	−	(70)	386
Discontinued income (loss), net of tax	$626	$(440)	$(718)

The discontinued operations of the operating subsidiary within our commercial finance operating segment were as follows (in thousands):

	Years Ending September 30,
	2010		2009	2008
Loss from discontinued operations before taxes	$	−	$(14)	$(856)
Benefit for income taxes		−	5	300
Loss from discontinued operations, net of tax	$	−	$(9)	$(556)

Liquidity and Capital Resources

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (primarily wages and benefits and interest expense).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which, as we discuss in “- Overview”, continues to be subject to substantial volatility and reduced availability.  We also may seek to obtain liquidity through the disposition of non-strategic investments, including our legacy portfolio.

In general, if we are unable to renew, replace or expand our sources of financing on acceptable terms, or raise investor funds (which may depend, in part, on our ability to obtain financing for the investment entities we sponsor), we may be unable to implement our investment strategies successfully and may be required to liquidate portfolio investments other than non-strategic investments to generate liquidity.  Any sale of portfolio investments could be at prices lower than the carrying value of such investments, which could result in losses and reduced income. Moreover, even if we are able to renew or replace our facilities, the interest rate we are able to obtain, and the other costs of those facilities, may be materially higher than those previously available to us, which could reduce our net revenues and earnings.  Also, if we cannot expand our overall financing capacity under those facilities or add new facilities, or if we are unable to raise other funds, including third-party investments in our investment funds, our ability to expand the amount of assets we own or which are under management will be limited, and our ability to increase net revenues and earnings will be impaired.

At September 30, 2010, our liquidity consisted of two primary sources:

●	cash on hand of $11.2 million; and

●
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio.

In October 2009, we completed our private placement offering of three-year 12% Senior Notes and generated $18.8 million in cash.  We used a portion of the offering proceeds to pay down our corporate line of credit borrowings under the TD Bank facility.  In November 2009, we amended the TD Bank facility to provide additional flexibility and reduce our debt costs.  In particular, the amendment lowered the minimum interest rate on borrowings, reinstated the LIBOR rate option on borrowings, lowered the required monthly principal paydowns from $850,000 to $150,000, and extended the facility term to October 2011.  We anticipate that we will be able to extend this facility.  In the event we are unable to extend this facility, we will seek alternative financing. Upon the maturity of the Sovereign Bank revolving line of credit on February 28, 2010, we repaid the remaining balance and the facility was terminated.

(Back to Index)

(Back to Index)

At September 30, 2010, borrowings outstanding of $66.1 million included $20.8 bridge financing for commercial finance, $14.1 million of corporate revolving debt, $14.3 million of Senior Notes (net of a discount), and $16.9 million of other debt, of which $13.5 million is in mortgage debt secured by the underlying properties.  Borrowings outstanding decreased $125.3 million (65%) from $191.4 million at September 30, 2009.  The decrease primarily reflects the $136.5 million reduction in LEAF’s borrowings on the PNC warehouse facility, offset in part by $20.8 million in bridge financing. The tight credit market continues to limit the ability of LEAF and its investment entities to obtain debt financing and, as such, reduces its opportunities to grow our commercial finance business.  In May 2010, the $99.4 million of outstanding borrowings with PNC Bank were repaid and the warehouse facility was closed.  In September 2010, LEAF obtained a $21.5 million six-month bridge loan to purchase leases and loans.  The facility matures on February 20, 2011.  Until we are able to secure long term financing, LEAF expects that it will continue to monitor and scale back its commercial finance business to accommodate the current lack of availability of debt financing to it and its investment entities, including, if necessary, the sale of portfolio assets.  Failure to obtain replacement financing will continue to limit our ability to originate new leases and loans and further reduce operations.  In any such event, our commercial finance business could incur losses which could be significant.

        In the third and fourth quarters of fiscal 2010, we sold approximately $116.0 million of leases and loans to RCC.  In connection with these sales, we are obligated to repurchase or provide replacement leases and loans for up to a maximum of approximately $5.9 million of delinquent assets.

Furthermore, we may defer or discount our fees from our investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.  Based on changes in the projected cash distributions to be made to the limited partners of one of our managed partnerships, we determined that we will not be able to collect our management fees for the LEAF investment entities for fiscal 2010 and, accordingly, recorded a provision of $1.1 million.

Our legacy real estate portfolio at September 30, 2010 consisted of six property interests and two loans.  In January and June 2010, we received proceeds of $811,000 and $4.6 million, respectively, from the settlement of two legacy loans.  Because of current economic conditions, the amount of cash we may be able to derive from resolution of our remaining legacy portfolio and other non-strategic investments in the future may be limited; in any event, the amount of cash we may derive from them is subject to significant variations.  Accordingly, we cannot assure you that our remaining legacy portfolio will be a source of significant ongoing cash generation.

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

Dividends

For fiscal 2010, 2009 and 2008, we paid cash dividends of $1.6 million, $3.6 million and $4.9 million, respectively.  We have paid quarterly cash dividends since August 1995.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at September 30, 2010 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Recourse to RAI:
Other debt (1)	$35,341	$13,143	$18,858	$1,985	$1,355
Capital lease obligations (1)	395	282	98	15	−
Secured credit facilities (1)	14,127	1,800	12,327	−	−
Operating lease obligations	13,736	2,415	4,001	2,167	5,153
Other long-term liabilities	10,047	1,310	4,398	1,438	2,901
	$73,646	$18,950	$39,682	$5,605	$9,409
Non-recourse to RAI:
Secured short-term bridge facility (2)	20,750	20,750	−	−	−
Total contractual obligations	$94,396	$39,700	$39,682	$5,605	$9,409

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2010; less than 1 year: $4.3 million; 1-3 years:  $2.9 million; 4-5 years:  $454,000; and after 5 years: $1.5 million.

(2)	Not included in the table above are estimated interest payments at rates in effect at September 30, 2010; less than 1 year: $562,000.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$3,458	$3,458	$	−	$	−	$	−
Standby letters of credit	701	701		−		−		−
Total commercial commitments	$4,159	$4,159	$	−	$	−	$	−

Broker-Dealer Capital Requirement. Chadwick Securities, Inc., a subsidiary of ours, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies us and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $116,000 and $121,000 as of September 30, 2010 and 2009, respectively.  As of September 30, 2010 and 2009, Chadwick’s net capital was $393,000 and $1.2 million, respectively, which exceeded the minimum requirements by $277,000 and $1.1 million, respectively.

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships and accordingly reduced our clawback liability to $1.2 million at September 30, 2010.

Reserve for lease and loan repurchase commitment. In the third and fourth quarters of fiscal 2010, we sold a portfolio of leases and loans to RCC in which RCC has the option to return, and we have the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, we recorded a $3.0 million estimated liability based on historical default rates.

Legal Proceedings. In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit now captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., United States District Court, Southern District of New York, No. 10 Civ. 4421, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC, or TCM.  We own a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.

(Back to Index)

(Back to Index)

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

Real Estate Commitments.  In connection with the sale of a real estate loan in March 2006, we agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of certain specified events or if our net worth falls below $80.0 million.  Our obligation runs through December 31, 2014.  In addition, we agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, we have not been required to make any payments resulting from these agreements.

We are also committed to invest 1% of the equity raised by RRE Opportunity REIT to a maximum amount of $2.5 million.

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

As of September 30, 2010, except for the clawback liability recorded for the two Trapeza entities, the reserve for lease and loan repurchase commitment and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities.  We make estimates of our allowance for credit losses, the valuation allowance against our deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, servicing liability and repurchase obligation, allowance for lease and loan losses, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill and the fair value and effectiveness of interest rate swaps.  The financial fund management segment makes assumptions in determining the fair value of our investments in securities available-for-sale and in estimating the liability, if any, for clawback provisions on certain of our partnership interests.  We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the 12% senior notes and warrants.  On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Stock-Based Compensation

Employee Stock Options. We expense employee option grants over the respective vesting periods, based on the estimated fair value of the award as determined on the date of grant.

Restricted Common Stock.  We value the restricted stock we issue based on the closing price of our stock on the date of grant and amortize this cost to compensation expense over the respective vesting period.

(Back to Index)

(Back to Index)

Loans

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

An impaired real estate loan may remain on accrual status during the period in which we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as either (i) management believes that contractual debt service payments will not be met; (ii) the loan becomes 90 days delinquent; and (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment.  While on non-accrual status, we recognize interest income only when an actual payment is received.  Loans are charged-off after being on non-accrual for a period of one year.

We maintain an allowance for real estate loans at a level deemed sufficient to absorb probable losses.  We consider general and local economic conditions, the financial condition of our borrowers and, with respect to properties underlying our loans, neighborhood values, competitive overbuilding, and casualty losses as well as other factors that may affect the value of real estate loans.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  We review all credits on a quarterly basis, continually monitor collections and payments from our borrowers and maintain an allowance for credit losses based upon our historical experience and our knowledge of specific borrower collection issues.  We reduce our investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.

Investments in Commercial Finance

Our investments in commercial finance consist primarily of loans, direct financing leases and operating leases.  We reflected those investments that we are holding for sale to our investment entities separately at fair value as held for sale in the consolidated balance sheets.

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

Direct financing leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases).  Such leases transfer substantially all benefits and risks of equipment ownership to the customer.  Our investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income.  Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.  Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.  We discontinue recognizing revenue for leases and loans for which payments are more than 90 days past due.  Fees from delinquent payments are recognized when received.

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

During the lease term of existing operating leases, we may not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years.  Our policy is to review, on at least a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of our undepreciated cost.  We write down our rental equipment to estimated net realizable value when it is probable that our carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2010, 2009 and 2008.

(Back to Index)

(Back to Index)

Future payment card receivables. Additionally, we have provided capital advances to small businesses based on future credit card receipts.  The future payment card receivables in the portfolio have risk characteristics that are different than those in other portfolios we originated.  In fiscal 2009, the entire portfolio of future payment card receivables was put on the cost recovery method of accounting whereby no income is recognized until the basis of the future payment card receivable has been fully recovered.

Allowance for credit losses.  We evaluate the adequacy of the allowance for credit losses in commercial finance (including investments in leases and loans and future payment card receivables) based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  We fully reserve, net of recoveries, all leases and loans after they are 180 days past due.

Additionally, we review the collectability of our receivables from managed entities.  We have estimated that based on current projections, one of the commercial finance funds will not have sufficient funds to pay a portion of its accrued management fees to us as of September 30, 2010.  Accordingly, we recorded a provision of $1.1 million in fiscal 2010 with a corresponding reduction to the receivables from managed entities.

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

Investment Securities

Our investment securities available-for-sale, including our investments in CDO issuers we sponsor, which are owned directly are carried at fair value.  The fair value of these CDO investments is based primarily on internally generated expected cash flow models that require significant management judgment and estimation due to the lack of market activity and unobservable pricing inputs.  Our investments in affiliates, including holdings in TBBK and RCC, are valued at the closing price of the respective stock.  The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, are reported through accumulated other comprehensive income (loss).  Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in results of operations.

We recognize a realized loss when it is probable there has been an adverse change in the estimated cash flows of the security holder from what had been previously estimated.  The security is then written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the consolidated statements of operations as a reduction of current earnings.  The cost basis adjustment for other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.

        Periodically, we review the carrying value of our available-for-sale securities.  If we deem an unrealized loss to be other-than-temporary, we will record an impairment charge.  Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) our more-than-likely intention to hold the investment until the value recovers.  When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, the cost of the investment is written down to fair value.

        Our trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in other income, net.  We value these securities using quoted market prices.

        We recognize dividend income on securities classified as available-for-sale on the ex-dividend date.

Accounting for Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the our consolidated financial statements or tax returns.

(Back to Index)

(Back to Index)

The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse.  The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted.  The future realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We continually evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless we determine that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

Servicing and Repurchase Liabilities

We routinely sell our investments in commercial finance assets held for sale to our affiliated leasing partnerships and RCC, as well as to third parties. Leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases is deemed surrendered when (1) the leases have been transferred to the leasing partnership, RCC or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) we do not maintain effective control over the leases through either (a) an agreement that entitles and obligates us to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  Subsequent to these sales, we typically remain as the servicer for the leases and loans sold for which we generally receive a servicing fee of approximately 1% of the book value of the serviced portfolio.  The assets and liabilities associated with the respective servicing agreements are typically not material and are offsetting and; accordingly, are not reflected in our consolidated financial statements.

During fiscal 2010, however, we sold a portfolio of leases and loans to RCC with servicing retained for which we will not be receiving any servicing fees.  Accordingly, we recorded a $2.5 million liability for the present value of the estimated cost to service the portfolio.  Additionally, RCC has the option to return, and we have the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, we recorded a $3.0 million estimated liability based on historical default rates.

Goodwill and Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized.  Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred.  Goodwill is tested at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to our carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

We utilize several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our reporting unit for our impairment review of goodwill.  These approaches require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which are based on the current economic environment and credit market conditions.

Our commercial finance operating segment has goodwill of $8.0 million, which is tested annually on May 31st for impairment.  During the fourth quarter of fiscal 2010, the commercial finance operations incurred significant losses, inclusive of the write-off of the customer related intangible asset (as discussed below) and the waiver of management fees from its investment entities.  Accordingly, we determined that a triggering event had occurred and performed, as of September 30, 2010, an interim assessment of goodwill for impairment at the commercial finance reporting unit.  Based on a third-party valuation as of May 31, 2010 as well as test results that were internally generated as of September 30, 2010 as a result of the triggering event in the fourth quarter, we concluded that there has been no impairment of our goodwill.

(Back to Index)

(Back to Index)

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

We acquired customer relationships with third-party originators, classified as a customer related intangible asset.  The value of the intangible asset consisted of the estimated excess of future cash inflows over the related cash outflows generated by the acquired customer base and relationships with third-party originators.  We had been amortizing the intangible asset over the expected useful life of the asset and continually monitored events and changes in circumstances that could indicate carrying amounts of the intangible asset may not be recoverable.  Due to the elimination of the management fees from the LEAF investment partnerships, there is no future expected benefit to be derived from the intangible asset.  Therefore, the customer list became entirely impaired and, accordingly, we recorded an impairment loss for the entire carrying balance of $2.8 million as of September 30, 2010.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective

The Financial Accounting Standards Board, or FASB, has issued the following accounting standards which are not yet effective for us as of September 30, 2010:

Transfers of financial assets - In June 2009, the FASB amended prior guidance on accounting for transfers of financial assets.  The new pronouncement changes the derecognition guidance for the transferors of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures about all transfers of financial assets.  This guidance will be effective for us in fiscal 2011.  We do not anticipate that this guidance will have a material impact on our consolidated financial statements.

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. We will provide the required disclosure in our first fiscal quarter of 2011.

Variable Interest Entities (or VIEs) - In June 2009, the FASB issued guidance to revise the approach to determine when a VIE should be consolidated.  The new consolidation model for VIEs considers whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and to provide additional disclosures.  This guidance will be effective for us in fiscal 2011.  We have determined that this guidance will not have a significant effect on our consolidated financial statements and will make the necessary VIE disclosures.

Newly Adopted Accounting Principles

We adopted the following accounting standards during fiscal 2010:

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance.

Fair Value Measurements.  In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) disclosures regarding the need to use judgment in determining the appropriate classes of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective for us in fiscal 2011.

Our adoption of these standards did not have a material impact on our consolidated financial position, results of operations or cash flows.

(Back to Index)

(Back to Index)

Participating Securities.  In June 2008, the FASB issued guidance which requires nonvested equity awards that contain non-forfeitable rights to dividends or dividend equivalents, or participating securities, to be included in computing earnings per share pursuant to the two-class method.  We have, accordingly, adjusted all historical earnings per share data presented.

Noncontrolling Interests.  In December 2007, the FASB established accounting and reporting guidance for a noncontrolling (minority) interest in a subsidiary which requires that the noncontrolling interest be reported as a separate component of stockholders’ equity and that net income (loss) attributable to noncontrolling interests and net income (loss) attributable to common shareholders be presented separately in the consolidated statements of operations.  We adopted the provisions of this guidance at the beginning of fiscal 2010, by reclassifying noncontrolling interests as a separate component of equity and recording losses attributable to the noncontrolling interests even when the carrying value of the noncontrolling interest has been reduced to zero. Reference is made to Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following analyzes the potential impact of a hypothetical change in interest rates as of September 30, 2010.  Our analysis does not consider other possible effects that could impact our business.

Corporate

At September 30, 2010, we have a secured revolving credit facility which is for general business use.  Weighted average borrowings on this facility were $17.8 million for fiscal 2010 at an effective interest rate of 10.7%.  A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $134,000.

Our $18.8 million of 12% senior notes are at fixed rates of interest and, therefore, are not subject to fluctuation.

Commercial finance

We hold commercial finance assets which are comprised of loans and leases at fixed rates of interest.  To finance these assets, we obtained a $21.5 million short-term bridge facility at a fixed rate of interest.  We are seeking a new longer- term facility in which the rate may differ from our current facility.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2010.  Our audits of the basic financial statements include the financial schedules listed in the index appearing under Item 15(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2010 and 2009 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource America, Inc. and subsidiaries internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2010, expressed an adverse opinion on internal control over financial reporting as a result of the material weakness described in that report.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 13, 2010

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2010	2009
ASSETS
Cash	$11,243	$26,197
Restricted cash	12,018	2,741
Receivables	1,671	1,358
Receivables from managed entities and related parties, net	66,416	55,047
Investments in commercial finance - held for investment, net	12,176	2,429
Investments in commercial finance - held for sale, net	−	142,701
Investments in real estate, net	27,114	28,923
Investment securities, at fair value	22,358	19,500
Investments in unconsolidated entities	13,825	16,241
Property and equipment, net	9,984	13,435
Deferred tax assets	43,703	45,656
Goodwill	7,969	7,969
Intangible assets, net	−	3,637
Other assets	5,776	10,006
Total assets	$234,253	$375,840

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$38,492	$40,986
Payables to managed entities and related parties	156	1,284
Borrowings	66,110	191,383
Deferred tax liabilities	411	2,046
Total liabilities	105,169	235,699

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	–	–
Common stock, $.01 par value, 49,000,000 shares authorized; 28,167,909 and 27,757,849 shares issued, respectively (including nonvested restricted stock of 741,086 and 552,461, respectively)	274	272
Additional paid-in capital	281,378	277,944
Accumulated deficit	(37,558)	(22,471)
Treasury stock, at cost; 9,125,253 and 9,213,665 shares, respectively	(99,330)	(100,367)
Accumulated other comprehensive loss	(12,807)	(15,560)
Total stockholders’ equity	131,957	139,818
Noncontrolling interests	(2,873)	323
Total equity	129,084	140,141
	$234,253	$375,840

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2010	2009	2008
REVENUES
Real estate	$31,911	$25,417	$31,519
Commercial finance	23,677	48,767	93,016
Financial fund management	33,140	33,344	27,536
	88,728	107,528	152,071
COSTS AND EXPENSES
Real estate	20,780	22,038	22,602
Commercial finance	18,164	25,179	42,741
Financial fund management	21,028	20,468	27,737
General and administrative	12,972	14,369	16,080
Loss (gain) on sale of leases and loans	8,097	(628)	(3,865)
Impairment of intangibles	2,828	−	−
Provision for credit losses	5,209	8,604	10,627
Depreciation and amortization	7,842	6,922	4,660
	96,920	96,952	120,582
OPERATING (LOSS) INCOME	(8,192)	10,576	31,489

OTHER (EXPENSE) INCOME
Total other-than-temporary impairment losses on investment securities	(809)	(8,539)	(14,467)
Portion recognized in other comprehensive loss	−	−	−
Net other-than-temporary impairment losses recognized in earnings	(809)	(8,539)	(14,467)
Loss on sale of loans and investment securities, net	(451)	(11,588)	(17,674)
Interest expense	(13,086)	(20,199)	(47,266)
Other income, net	2,591	3,156	3,036
	(11,755)	(37,170)	(76,371)
Loss from continuing operations before taxes	(19,947)	(26,594)	(44,882)
Income tax benefit	(2,650)	(10,504)	(14,933)
Loss from continuing operations	(17,297)	(16,090)	(29,949)
Income (loss) from discontinued operations, net of tax	622	(444)	(1,299)
Net loss	(16,675)	(16,534)	(31,248)
Less: Net loss attributable to noncontrolling interests	3,224	1,603	5,005
Net loss attributable to common shareholders	$(13,451)	$(14,931)	$(26,243)

Basic loss per share attributable to common shareholders:
Continuing operations	$(0.74)	$(0.78)	$(1.40)
Discontinued operations	0.03	(0.03)	(0.07)
Net loss	$(0.71)	$(0.81)	$(1.47)
Weighted average shares outstanding	18,942	18,507	17,804

Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.74)	$(0.78)	$(1.40)
Discontinued operations	0.03	(0.03)	(0.07)
Net loss	$(0.71)	$(0.81)	$(1.47)
Weighted average shares outstanding	18,942	18,507	17,804

Amounts attributable to common shareholders:
Loss from continuing operations, net of tax	$(14,073)	$(14,487)	$(24,944)
Discontinued operations, net of tax	622	(444)	(1,299)
Net loss	$(13,451)	$(14,931)	$(26,243)

Dividends declared per common share	$0.09	$0.20	$0.28

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008
(in thousands)

	Attributable to Common Shareholders
			Retained			Accumulated
		Additional	Earnings		ESOP	Other	Total
	Common	Paid-In	(Accumulated	Treasury	Loan	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit)	Stock	Receivable	Income (Loss)	Equity	Interest	Equity	Income (Loss)
Balance, October 1, 2007	$268	$264,747	$27,171	$(102,014)	$(223)	$(4,602)	$185,347	$6,571	$191,918
Net loss	−	−	(26,243)	−	−	−	(26,243)	(5,005)	(31,248)	$(31,248)
Treasury shares issued	−	306	−	811	−	−	1,117	−	1,117
Stock-based compensation	−	1,007	−	−	−	−	1,007	−	1,007
Restricted stock awards	−	3,448	−	−	−	−	3,448	3	3,451
Issuance of common shares	1	181	−	−	−	−	182	−	182
Purchase of treasury shares	−	−	−	(237)	−	−	(237)	−	(237)
Cash dividends	−	−	(4,908)	−	−	−	(4,908)	−	(4,908)
Distributions	−	−	−	−	−	−	−	(1,509)	(1,509)
Sale/repurchase of partial ownership of entity, net	−	−	−	−	−	−	−	(48)	(48)
Other comprehensive loss	−	−	−	−	−	(16,203)	(16,203)	2,598	(13,605)	(13,605)
Repayment of ESOP loan	−	−	−	−	223	−	223	−	223
Balance, September 30, 2008	269	269,689	(3,980)	(101,440)	−	(20,805)	143,733	2,610	146,343	$(44,853)
Net loss	−	−	(14,931)	−	−	−	(14,931)	(1,603)	(16,534)	$(16,534)
Treasury shares issued	−	(650)	−	1,073	−	−	423	−	423
Stock-based compensation	−	613	−	−	−	−	613	−	613
Restricted stock awards	−	3,615	−	−	−	−	3,615	2	3,617
Issuance of warrants in Senior Notes offering	−	4,941	−	−	−	−	4,941	−	4,941
Issuance of common shares	3	−	−	−	−	−	3	−	3
Purchase of subsidiary stock held by a noncontrolling stockholder	−	(264)	−	−	−	−	(264)	−	(264)
Cash dividends	−	−	(3,560)	−	−	−	(3,560)	−	(3,560)
Distributions	−	−	−	−	−	−	−	(72)	(72)
Other	−	−	−	−	−	−	−	(1,831)	(1,831)
Other comprehensive income	−	−	−	−	−	5,245	5,245	1,217	6,462	6,462
Balance, September 30, 2009	272	277,944	(22,471)	(100,367)	−	(15,560)	139,818	323	140,141	$(10,072)
Net loss	−	−	(13,451)	−	−	−	(13,451)	(3,224)	(16,675)	$(16,675)
Treasury shares issued	−	(655)	−	1,037	−	−	382	−	382
Stock-based compensation	−	226	−	−	−	−	226	−	226
Restricted stock awards	−	2,765	−	−	−	−	2,765	46	2,811
Issuance of warrants	−	1,042	−	−	−	−	1,042	−	1,042
Issuance of common shares	2	56	−	−	−	−	58	−	58
Cash dividends	−	−	(1,636)	−	−	−	(1,636)	−	(1,636)
Other	−	−	−	−	−	−	−	7	7
Other comprehensive income (loss)	−	−	−	−	−	2,753	2,753	(25)	2,728	2,728
Balance, September 30, 2010	$274	$281,378	$(37,558)	$(99,330)	−	$(12,807)	$131,957	$(2,873)	$129,084	$(13,947)

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,675)	$(16,534)	$(31,248)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of loans and investment securities, net	451	11,588	17,674
Net other-than-temporary impairment losses recognized in earnings	3,637	8,539	14,467
Depreciation and amortization	12,088	8,876	6,024
Provision for credit losses	5,209	8,604	10,627
Equity in (earnings) losses of unconsolidated entities	(4,870)	(1,279)	15,656
Distributions from unconsolidated entities	5,104	6,128	15,647
Loss (gain) on sale of leases and loans	8,097	(628)	(3,865)
Gain on sale of assets	(2,420)	(642)	(9,488)
Deferred income tax benefits	(4,564)	(13,249)	(16,031)
Equity-based compensation issued	3,573	4,654	5,708
Equity-based compensation received	(1,441)	(867)	159
Decrease (increase) in commercial finance investments − held for sale	17,603	(37,330)	65,297
Changes in operating assets and liabilities	1,289	(19,016)	(15,331)
Net cash provided by (used in) operating activities	27,081	(41,156)	75,296
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(782)	(335)	(6,401)
Payments received on real estate loans and real estate	8,563	10,052	23,182
Investments in unconsolidated real estate entities	(1,821)	(4,694)	(9,802)
Purchase of commercial finance assets − held for investment	(11,771)	(41,942)	(111,700)
Payments received on commercial finance assets − held for investment	−	46,246	74,332
Purchase of loans and investment	(1,445)	(19,290)	(251,585)
Proceeds from sale of loans and investment securities	4,094	5,367	40,360
Principal payments received on loans	−	4,061	13,931
Net cash paid for acquisitions	−	−	(8,022)
Other	−	−	(17,050)
Net cash used in investing activities	(3,162)	(535)	(252,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	103,401	438,897	930,731
Principal payments on borrowings	(128,767)	(395,905)	(715,914)
Repayment from managed entity on RCC lease portfolio purchase	−	4,500	−
Dividends paid	(1,636)	(3,560)	(4,908)
(Increase) decrease in restricted cash	(9,277)	10,297	(31,194)
Other	(2,594)	(809)	260
Net cash (used in) provided by financing activities	(38,873)	53,420	178,975
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	−	(2)	(494)
Financing activities	−	(440)	(736)
Net cash used in discontinued operations	−	(442)	(1,230)
(Decrease) increase in cash	(14,954)	11,287	286
Cash, beginning of year	26,197	14,910	14,624
Cash, end of year	$11,243	$26,197	$14,910

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

All references to “fiscal”, unless otherwise noted, refer to the Company’s fiscal year, which ends on September 30.  For example, a reference to “fiscal 2010” means the 12-month period that ended on September 30, 2010.  All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.

The Company conducts real estate operations through the following subsidiaries:

●	Resource Capital Partners, Inc. acts as the general partner for most of the Company’s real estate investment entities and provides asset management services to the entire portfolio;

●
Resource Real Estate Management, Inc. (“Resource Residential”) provides property management services to the entire multifamily apartment portfolio, including fund assets, distressed assets and joint venture assets;

●
Resource Real Estate Funding, Inc., on behalf of RCC, manages the commercial real estate debt portfolio comprised principally of A notes, whole mortgage loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities.  In addition, it manages a separate portfolio of discounted real estate and real estate loans; and

●	Resource Real Estate manages loans, owned assets and ventures, which are collectively referred to as the “legacy portfolio.”

The Company conducts its commercial finance operations through LEAF Financial Corporation (“LEAF”).  LEAF sponsored and manages four publicly-held investment entities as the general and limited partner or managing member, and originates and acts as the servicer of the leases and loans sold to those entities and to RCC.

        The Company conducts its financial fund management operations primarily through the following subsidiaries:

●	Apidos Capital Management, LLC (“Apidos”), finances, structures and manages investments in bank loans, high yield bonds and equity investments;

●
Trapeza Capital Management, LLC (“TCM”), a joint venture between us with an unrelated third-party, originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through collateralized debt obligation (“CDO”)  issuers and related partnerships.  TCM together with the Trapeza CDO issuers and Trapeza partnerships, are collectively referred to as Trapeza;

●
Resource Capital Markets, Inc., through the Company’s registered broker-dealer subsidiary, Chadwick Securities, Inc., (“Chadwick”) acts as an agent in the primary and secondary markets for trust preferred in the financial services and real estate sectors and manages accounts for institutional investors;

●	Resource Europe Management, Ltd. (“Resource Europe”), structures and manages investments in international bank loans;

●	Resource Financial Institutions Group, Inc. (“RFIG”), serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

●
Ischus Capital Management, LLC (“Ischus”), finances, structures and manages investments in asset-backed securities (“ABS”) including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); and

●	Resource Capital Manager, Inc. (“RCM”), an indirect wholly-owned subsidiary, provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2010

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

Variable interests in the Company’s real estate segment primarily relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of September 30, 2010 and 2009, the Company had one and two such interests for which it is deemed to be the primary beneficiary of the VIE.  Accordingly, these entities were included in the consolidated financial statements.

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

LEAF Commercial Finance Fund (“LCFF”).  LCFF was a single member limited liability company that owned a portfolio of $195.0 million of leases and loans and had a $250.0 million line of credit with Morgan Stanley Bank (“Morgan Stanley”).  It was formed as a vehicle to hold leases pending their sale to LEAF’s investment funds.  As of February 28, 2009, LEAF was the sole member and the managing member of LCFF and, accordingly, consolidated LCFF.  In March 2009, to effectuate the sale of the LCFF portfolio to its investment funds, LEAF created a second class of membership units, Class B units, re-designated its original interest as Class A units, and sold the Class A units to a limited liability company jointly owned by two of its investment funds for approximately $2.5 million in cash.  The Class A units have a preferred equity interest, which the Company concluded transferred the entire economic interest in LCFF to the jointly owned limited liability company.  The Company determined that LCFF was a VIE for which the primary beneficiary was the limited liability company and, accordingly, no longer consolidates LCFF with the Company’s financial statements.  Because the sale was at book value, the Company recognized no gain or loss as a result of the transaction.  LEAF continues to be the servicer of the LCFF leases. Accordingly, $195.0 million of commercial finance assets and $187.6 million of debt financing in addition to the associated interest rate swaps and caps on the debt were removed from the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period.  The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, servicing liability and repurchase obligation, allowance for lease and loan losses, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill and the fair value and effectiveness of interest rate swaps.  The financial fund management segment makes assumptions in determining the fair value of its investments in securities available-for-sale and in estimating the liability, if any, for clawback provisions on certain of its partnership interests.  The Company used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the 12% senior notes and warrants that it issued and sold in September and October 2009.  Actual results could differ from these estimates.

Investments in Unconsolidated Entities

The Company accounts for the investments it has in the real estate, commercial finance and financial fund management investment entities it has sponsored and manages under the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.  To the extent that there is a negative balance in the investment for any of these entities, these balances are reclassified to reduce the receivable from such entities.

Real estate. The Company has sponsored and manages eight real estate limited partnerships, five limited liability companies, a corporation operating as a REIT and seven tenant in common (“TIC”) property interest programs that invest in multifamily residential properties.  The Company’s combined interests in these investment entities range from approximately 2% to 10%.

Commercial finance.  The Company has interests in four company-sponsored commercial finance investment partnerships.  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 6%.

Financial fund management.  The Company has general and limited partnership interests in seven company-sponsored and managed partnerships that invest in regional banks.  The Company’s combined general and limited partnership interests in these partnerships range from 5% to 11%.  The Company also manages and has a combined 6% general and limited partnership interest in an affiliated partnership organized as a credit opportunities fund that invests in bank loans and high yield bonds.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At September 30, 2010, the Company had $12.4 million (excluding restricted cash) in deposits at various banks, of which $8.9 million was over the temporary insurance limit of the Federal Deposit Insurance Corporation (“FDIC”) of $250,000.  No losses have been experienced on such investments.

In addition, the Company’s receivables from managed entities are comprised of unsecured amounts due from its investment entities and other affiliated entities which the Company has sponsored and manages.  The Company evaluates the collectability of these receivables and records a an allowance to the extent any portion of that receivable is determined to be uncollectible.  Additionally, the Company records a discount where it determines that any of the entities will be unable to repay the Company in the near term.  In the event that any of these entities fail, the corresponding receivable balance would be at risk.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Restricted Cash

        Restricted cash at September 30, 2010 of $12.0 million primarily included $10.1 million of proceeds from the $21.5 million commercial finance bridge loan held for the purchase of leases and loans and $1.4 million held in escrow for a real estate property investment.  The restricted cash balance of $2.7 million at September 30, 2009 primarily reflected payments made by LEAF customers to a lockbox which were being processed by the bank as well $1.2 million held in escrow for a real estate property investment.

Foreign Currency Translation

Foreign currency transaction gains and losses of the Company’s European operations are recognized in the determination of net income.  Foreign currency translation adjustments related to these foreign operations are included in accumulated other comprehensive loss, a separate component of shareholders’ equity.  The amount included in accumulated other comprehensive loss related to foreign currency translation adjustments was a net loss of $368,000 and a gain of $16,000 as of September 30, 2010 and 2009, respectively.

Revenue Recognition – Fee Income

RCC management fees.  The Company earns a base management and incentive management fee for managing RCC.  In addition, the Company is reimbursed for its expenses incurred on behalf of RCC and its operations.  Management fees and reimbursed expenses are recognized monthly when earned.

The quarterly incentive compensation to the Company is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RCC common stock.  The Company may elect to receive more than 25% of its incentive compensation in RCC restricted stock.  However, the Company’s ownership percentage in RCC, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing prices of RCC common stock over the thirty-day period ending three days prior to the issuance of such shares.

In fiscal 2010, 2009 and 2008, the management, incentive, servicing and acquisition fees that the Company received from RCC were 12%, 8% and 5%, respectively, of the Company’s consolidated revenues.  These fees have been allocated and, accordingly, reported as revenues by each of the Company’s operating segments.

        Real estate fees.  The Company records acquisition fees of 1% to 2% of the net purchase price of properties acquired by real estate investment entities it sponsors and financing fees equal to 0.5% to 5.0% of the debt obtained or assumed related to the properties acquired.  The Company recognizes these fees when its sponsored entities acquire the properties and obtain the related financing.  In conjunction with the TIC properties acquired in fiscal 2008, the Company had also recorded bridge equity fees.

The Company records a monthly property management fee equal to 4.5% to 5% of the gross operating revenues from the underlying properties and a monthly debt management fee equal to 0.167% (2% per year) of the gross offering proceeds deployed in debt investments.  The Company recognizes these fees monthly when earned.

Additionally, the Company records an annual investment management fee from its limited partnerships equal to 1% of the gross offering proceeds of each partnership for its services.  The Company records an annual asset management fee from its TIC programs equal to 1% to 2% of the gross revenues from the property in connection with its performance of its asset management responsibilities.  The Company records an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.

The Company records quarterly asset management fees from its joint ventures with an institutional partner equal to 1% of the gross funds invested in distressed real estate loans and assets.  The Company recognizes these fees monthly.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income – (Continued)

Commercial finance fees.  The Company records acquisition fees from its leasing investment entities (based on a percentage of the cost of the leased equipment acquired) as compensation for expenses incurred by the Company related to the lease acquisition.  Acquisition fees, which range from 1% to 2%, are earned at the time of the sale of the related leased equipment to the investment entities.  The Company also records management fees from its investment entities for managing and servicing the leased assets acquired when the service is performed.  The payment of such fees to the Company by each entity is contingent upon the partners receiving their specified annual distributions by each entity. During fiscal 2010, the Company waived $3.8 million of management fees from four of its investment entities since the actual distributions to the partners were less than the annual specified amounts.  The ability of these entities to pay future management fees is uncertain, a discount is recorded where payment will not be received timely and an allowance is recorded where payment is determined to be uncollectible.  However, the Company is paid for the operating and administrative expenses it incurs to manage these entities.

Financial fund management fees.  The Company earns monthly investment and management fees on assets held in CDOs on behalf of institutional and individual investors.  These fees, which vary by CDO, range between 0.10% and 0.60% of the aggregate principal balance of eligible collateral held by the CDO issuers.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.  Additionally, the Company records fees for managing the assets held by the partnerships it has sponsored and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.

The Company also enters into management or advisory agreements for managing the assets held by third-parties.  These fees, which vary by agreement, are recognized monthly when earned.

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

Restricted common stock.  The Company values the restricted stock it issues based on the closing price of its stock on the date of grant and amortizes this cost to compensation expense over the respective vesting period less an estimate for forfeitures.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“Basic EPS”) is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, including participating securities.  Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding including participating securities, as well as after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

Receivables from Managed Entities

The Company reviews the collectability of its receivables from managed entities.  The Company has estimated that based on current projections, one of the commercial finance funds will not have sufficient funds to pay a portion of its accrued management fees to the Company as of September 30, 2010.  Accordingly, the Company recorded a provision of $1.1 million in fiscal 2010 with a corresponding reduction to the receivables from managed entities.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loans

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

An impaired real estate loan may remain on accrual status during the period in which the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as (i) management believes that contractual debt service payments will not be met; or (ii) the loan becomes 90 days delinquent; and (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment.  While on non-accrual status, the Company recognizes interest income only when an actual payment is received.  Loans are charged off after being on non-accrual for a period of one year.

The Company maintains an allowance for credit losses for real estate loans at a level deemed sufficient to absorb probable losses.  The Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of real estate loans.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company reviews all credits on a quarterly basis and continually monitors collections and payments from its borrowers and maintains an allowance for credit losses based upon its historical experience and its knowledge of specific borrower collection issues.  The Company reduces its investments in real estate loans and real estate by an allowance for amounts that may become unrealizable in the future.

Investments in Commercial Finance

The Company’s investments in commercial finance consist primarily of equipment loans, direct financing leases and operating leases.  Those investments that the Company is holding for sale to its investment entities are reflected separately at fair value as held for sale in the consolidated balance sheets.

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
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Commercial Finance – (Continued)

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2010, 2009 and 2008.

Future payment card receivables.  Additionally, the Company has provided capital advances to small businesses based on future credit card receipts.  The entire portfolio of future payment card receivables is on the cost recovery method whereby no income is recognized until the basis of the future payment card receivable has been fully recovered.

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

        Investments in commercial finance assets - held for sale.  Commercial finance assets, which the Company does not have the intent to hold until maturity, are classified as held for sale.  These investments, which primarily consist of loans and direct financing leases, are carried at the lower of cost or fair value.  Cost basis includes deferred origination fees and costs.  Fair value is determined based upon discounted cash flow models.

Investment Securities

The Company’s investment securities available-for-sale, including investments in the CDO issuers it sponsored, are carried at fair value.  The fair value of the CDO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including holdings in The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and RCC, are valued at the closing price of the respective publicly-traded stock.  The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, is reported through accumulated other comprehensive income and loss.  Realized gains and losses on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.

The Company recognizes a realized loss when it is probable there has been an adverse change in estimated cash flows of the security holder from what had been previously estimated.  The security is then written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the consolidated statements of operations as a charge to current earnings.  The cost basis adjustment for an other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.

        Periodically, the Company reviews the carrying value of its available-for-sale securities.  If the Company deems an unrealized loss to be other-than-temporary, it will record an impairment charge.  The Company’s process for identifying other-than-temporary declines in the fair value of its investments involves consideration of (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the more-than-likely intention of the Company to hold the investment until the value recovers.  Additionally, with respect to its evaluation of its investment in RCC, the Company also takes into consideration its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, an impairment charge is recorded and the cost of the investment is written down to fair value.

         The Company’s trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in other income.  These securities are valued at the closing price of the respective publicly-traded stock.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investment Securities – (Continued)

        The Company recognizes dividend income on its investment securities classified as available-for-sale on the ex-dividend date.

Property and Equipment

Property and equipment, which includes amounts recorded under capital leases, are stated at cost.  Depreciation and amortization are based on cost, less estimated salvage value, using the straight-line method over the asset’s estimated useful life.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property and equipment are capitalized.  The amortization of assets classified under capital leases is included in depreciation expense.

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

Servicing and Repurchase Liabilities

The Company routinely has sold its investments in commercial finance assets held for sale to its affiliated leasing partnerships and RCC, as well as to third parties. Leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases is deemed surrendered when (1) the leases have been transferred to the leasing partnership, RCC or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Company does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  Subsequent to these sales, the Company typically remains as the servicer for the leases and loans sold for which it generally receives a servicing fee of approximately 1% of the book value of the serviced portfolio.  The assets and liabilities associated with the respective servicing agreements are typically not material and are offsetting, and accordingly, are not reflected in the Company’s consolidated financial statements.

However, during fiscal 2010, the Company sold to RCC and will retain servicing for a portfolio of leases and loans for which it will not receive any servicing fees.  Accordingly, the Company recorded a $2.5 million liability for the present value of the estimated cost to service the portfolio.  At September 30, 2010, the unamortized servicing liability approximated $2.4 million.  Additionally, RCC has the option to return, and the Company has the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, the Company recorded a $3.0 million estimated liability based on historical default rates.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

The Company’s commercial finance operating segment has goodwill of $8.0 million, which is tested annually on May 31st for impairment.  During the fourth quarter of fiscal 2010, the commercial finance operations incurred significant losses, inclusive of the write-off of the customer related intangible asset (as discussed below) and the waiver of management fees from its investment entities.  Accordingly, the Company determined that a triggering event had occurred and performed, as of September 30, 2010, an interim assessment of goodwill for impairment at the commercial finance reporting unit.  Based on a third-party valuation as of May 31, 2010 as well as test results that were internally generated as of September 30, 2010 as a result of the triggering event in the fourth quarter, management concluded that there has been no impairment of goodwill.

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

In fiscal 2007, the Company acquired customer relationships with third-party originators, classified as a customer related intangible asset.  The value of the intangible asset consists of the estimated excess of future cash inflows over the related cash outflows generated by the acquired customer base and relationships with third-party originators.  The Company has been amortizing the intangible asset over the expected useful life of the asset and has continually monitored events and changes in circumstances that could indicate carrying amounts of the intangible asset may not be recoverable.  Due to the uncertainty of payment of the management fees in the future from the LEAF investment partnerships, there is no future expected benefit to be derived from the intangible asset. Therefore, the Company impaired the entire unamortized balance and, accordingly, recorded an impairment loss of $2.8 million during the three months ended September 30, 2010.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following accounting standards which are not yet effective for the Company as of September 30, 2010:

Transfers of financial assets - In June 2009, the FASB amended prior guidance on Accounting for Transfers of Financial Assets.  The new pronouncement changes the derecognition guidance for the transferors of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures about all transfers of financial assets.  This guidance will be effective for the Company in fiscal 2011.  The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance that will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company will provide the required disclosures in its first fiscal quarter of 2011.

Variable Interest Entities - In June 2009, the FASB issued guidance to revise the approach to determine when a VIE should be consolidated.  The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and to provide additional disclosures.  This guidance will be effective for the Company in fiscal 2011.  The Company has determined that this guidance will not have a significant effect on its consolidated financial statements.

Newly Adopted Accounting Principles

The Company adopted the following accounting standards during fiscal 2010:

Subsequent Events.  In February 2010, the FASB issued guidance which removes the requirement to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This guidance was effective upon issuance.

Fair Value Measurements.  In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) disclosures regarding the need to use judgment in determining the appropriate classes of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements which will be effective for the Company in fiscal 2011.

The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Participating Securities.  In June 2008, the FASB issued guidance which requires nonvested equity awards that contain non-forfeitable rights to dividends or dividend equivalents, or participating securities, to be included in computing earnings per share pursuant to the two-class method.  The Company has, accordingly, adjusted all historical earnings per share data presented.

Noncontrolling Interests.  In December 2007, the FASB established accounting and reporting guidance for a noncontrolling (minority) interest in a subsidiary which requires that the noncontrolling interest be reported as a separate component of stockholders’ equity and that net income (loss) attributable to noncontrolling interests and net income (loss) attributable to the Company be presented separately in the consolidated statements of operations.  The Company adopted the provisions of this guidance at the beginning of fiscal 2010 and disclosed the impact on its results of operations in Note 15.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):
	Years Ended September 30,
	2010		2009		2008
Cash paid for:
Interest		$(9,433)		$(18,975)		$(57,845)
Income taxes		$(1,325)		$(2,638)		$(3,880)
Refunds of income tax		$2,860	$	−	$	−
Non-cash activities include the following:
Sale of commercial finance assets to RCC (see Note 4):
Reduction of investments in commercial finance assets		$99,386	$	−	$	−
Termination of associated secured warehouse facility		$(99,386)	$	−	$	−
Fair value of warrants recorded as a discount to the Senior Notes		$2,339		$4,941	$	−
Leasehold improvements paid by the landlord		$668	$	−	$	−
Transfer of loans held for investment:
Reduction of investments in commercial finance assets	$	−	$	−		$325,365
Termination of associated secured warehouse facility	$	−	$	−		$(337,276)
Activity on secured warehouse facilities related to bank loans:
Purchase of loans	$	−	$	−		$(51,524)
Repayments of borrowings to fund purchases of loans	$	−	$	−		$(100,368)
Proceeds from sale of loans	$	−	$	−		$7,366
Principal payments received on loans	$	−	$	−		$6,322
Settlement of loans traded, including use of escrow funds	$	−	$	−		$(152,706)
Acquisition of commercial finance assets:
Commercial finance assets acquired	$	−	$	−		$412,439
Purchase of building and other assets	$	−	$	−		$7,835
Goodwill acquired	$	−	$	−		$28
Debt incurred for acquisitions	$	−	$	−		$(391,176)
Liabilities assumed	$	−	$	−		$(21,176)
Receipt of notes upon the resolution of real estate investments	$	−	$	−		$1,500
Property received on foreclosure of a real estate loan:
Investment in real estate loan	$			$(2,837)	$	−
Investment in real estate owned	$			$2,837	$	−
Effects from the deconsolidation of entities (1):
Cash		$43		$959	$	−
Restricted cash	$	−		$10,651	$	−
Due from affiliates	$	−		$(8,410)	$	−
Receivables		$9		$(6,564)	$	−
Loans held for investment	$	−		$229,097	$	−
Investments in commercial finance-held for investment, net	$	−		$185,784	$	−
Investments in unconsolidated entities		$6	$	−	$	−
Property and equipment, net		$1,638	$	−	$	−
Other assets		$749		$4,230	$	−
Accrued expense and other liabilities		$(174)		$(7,540)	$	−
Borrowings		$(1,013)		$(401,162)	$	−
Equity		$(1,258)		$(7,045)	$	−

(1)
Reflects the deconsolidation of a real estate entity and two financial fund management partnerships during fiscal 2010 and two entities, Apidos CDO VI and LCFF, during fiscal 2009.  As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed equates to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s net assets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 4 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	September 30, 2010				September 30, 2009
	Held for Investment	Held for Sale		Total	Held for Investment	Held for Sale	Total
Loans (1)	$1,661	$	−	$1,661	$385	$60,441	$60,826
Direct financing leases, net	8,888		−	8,888	1,480	72,236	73,716
Future payment card receivables, net	316		−	316	3,774	−	3,774
Assets subject to operating leases, net (2)	2,211		−	2,211	−	10,024	10,024
Allowance for credit losses	(900)		−	(900)	(3,210)	−	(3,210)
Investments in commercial finance, net	$12,176	$	−	$12,176	$2,429	$142,701	$145,130

(1)	The interest rates on notes receivable generally range from 8% to 14%.

(2)
Net of accumulated depreciation of $0 and $737,000 for commercial finance assets held for sale as of September 30, 2010 and 2009, respectively, and $96,000 and $0 for those commercial assets held for investment as of September 30, 2010 and 2009, respectively.

The components of direct financing leases are as follows (in thousands):

	September 30, 2010				September 30, 2009
	Held for Investment	Held for Sale		Total	Held for Investment	Held for Sale	Total
Total future minimum lease payments receivables	$10,467	$	−	$10,467	$1,959	$84,534	$86,493
Initial direct costs, net of amortization	156		−	156	6	1,157	1,163
Unguaranteed residuals	421		−	421	17	3,376	3,393
Security deposits	(102)		−	(102)	(87)	(69)	(156)
Unearned income	(2,054)		−	(2,054)	(415)	(16,762)	(17,177)
Investments in direct financing leases, net	$8,888	$	−	$8,888	$1,480	$72,236	$73,716

The following table summarizes the activity in the allowance for credit losses for commercial finance assets held for investment (in thousands):

	Years Ended September 30,
	2010	2009	2008
Balance, beginning of year	$3,210	$1,750	$120
Provision for credit losses	3,307	6,410	7,505
Charge-offs	(5,704)	(3,557)	(6,099)
Recoveries	87	107	224
Reduction due to sale of LCFF	−	(1,500)	−
Balance, end of year	$900	$3,210	$1,750

During the three months ended March 31, 2010, the Company revised its method of calculating credit losses on commercial finance assets to fully reserve, net of recoveries, all leases and loans over 180 days past due.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 4 – INVESTMENTS IN COMMERCIAL FINANCE – (Continued)

Leases and loans on non-accrual status as of September 30, 2010 and 2009 totaled $930,000 and $1.9 million, respectively.  Future payment card receivables totaling $316,000 and $3.8 million as of September 30, 2010 and 2009, respectively, were all on the cost recovery basis of revenue recognition.

Lease and note terms extend over many years.  The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases that are held for investment for each of the five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):
	Notes Receivable	Direct Financing Leases	Operating Leases (1)
2011	$695	$2,449	$819
2012	507	2,437	762
2013	318	2,374	677
2014	13	1,897	48
2015	43	1,283	−
Thereafter	85	27	−
	$1,661	$10,467	$2,306

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the changes in the Company’s investments in real estate (in thousands):

	September 30,
	2010	2009
Real estate loans:
Balance, beginning of year	$4,447	$17,413
Collection of principal	(2,926)	(9,373)
Foreclosure	−	(2,837)
Interest received	−	(1,249)
Charge-offs	(1,585)	−
Accreted and accrued interest income	113	493
Balance, end of year	49	4,447
Less allowance for credit losses	(49)	(1,585)
Real estate loans, net	−	2,862
Real estate:
Ventures	9,727	8,189
Owned, net of accumulated depreciation of $3,989 and $3,212	17,387	17,872
Total real estate	27,114	26,061

Investments in real estate, net	$27,114	$28,923

The following table summarizes the activity in the allowance for credit losses on real estate loans (in thousands):

	Years Ended September 30,
	2010	2009	2008
Balance, beginning of year	$1,585	$1,129	$629
Charge-offs	(1,585)	−	−
Provision for credit losses	49	456	500
Balance, end of year	$49	$1,585	$1,129

The Company has a $49,000 real estate loan on non-accrual status, which was fully reserved in fiscal 2010.  The interest foregone on this loan for fiscal 2010 and 2009 was $3,500 and $490, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 6 − INVESTMENT SECURITIES

Components of investment securities are as follows (in thousands):

	September 30,
	2010	2009
Available-for-sale securities	$21,530	$19,500
Trading securities	828	−
Total investment securities, at fair value	$22,358	$19,500

Trading Securities.  The Company holds 123,719 shares of TBBK common stock valued at $828,000 in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer (see Note 18).  The Company has decided to sell these shares in the next twelve months to support the SERP and, as such, has reclassified these investments from other assets to trading securities and recorded a charge of $329,000 for the other-than-temporary impairment loss on the TBBK stock in fiscal 2010.

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010:
CDO securities	$5,515	$1,047	$(339)	$6,223
Equity securities	31,847	18	(16,558)	15,307
Total	$37,362	$1,065	$(16,897)	$21,530

September 30, 2009:
CDO securities	$9,777	$268	$(1,800)	$8,245
Equity securities	30,180	−	(18,925)	11,255
Total	$39,957	$268	$(20,725)	$19,500

The CDO securities represent the Company’s retained equity interest in four and six CDO issuers that it has sponsored and manages at September 30, 2010 and 2009, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations and credit quality of the underlying assets held by the CDO issuers which, accordingly, has an impact on their fair value.

The Company holds approximately 2.4 million shares of RCC common stock as well as options to acquire 2,166 shares (exercise price of $15.00 per share; expire March 2015).  The Company also holds 18,972 shares of TBBK common stock in addition to those shares held in the SERP.  A portion of these investments are pledged as collateral on the Company’s secured corporate credit facility.  In September 2009, the Company sold 99,318 shares of TBBK for $601,000 and realized a loss of $393,000.

        Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2010:
CDO securities	$	−	$	−	−	$3,980	$(339)	1
Equity securities		−		−	−	15,181	(16,558)	1
Total	$	−	$	−	−	$19,161	$(16,897)	2

September 30, 2009:
CDO securities	$	−	$	−	−	$7,111	$(1,800)	4
Equity securities		−		−	−	11,255	(18,925)	1
Total	$	−	$	−	−	$18,366	$(20,725)	5

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 6 − INVESTMENT SECURITIES– (Continued)

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  The primary inputs used in producing the internally generated expected cash flows models are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); and (iv) reinvestment price on collateral (98% for the first year, 99% thereafter).  To determine the fair value of these CDO investments, the Company applied discounts rates of 22.5% to the U.S. bank loan CDOs and 27.5% for the European bank loan CDO.  With respect to its evaluation of its investment in RCC, the Company also takes into consideration its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its more likely than not intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.

Other-than-Temporary Impairment Losses.  The Company has recorded charges for the other-than-temporary impairment of certain of its CDO investments.  In fiscal 2010, 2009 and 2008, the Company recorded charges of $480,000, $8.5 million and $14.5 million, respectively, for the other-than-temporary impairment of certain of its investments in CDOs, primarily those with investments in bank loans, financial institutions, and real estate ABS (which includes RMBS and CMBS).  Additionally, in fiscal 2010, the Company recorded a $329,000 charge for the other-than-temporary impairment of its investment in TBBK common stock held for the SERP as the Company intends to sell these securities during fiscal 2011.  In fiscal 2009, the Company recorded a charge of $73,000 for the other-than-temporary impairment of its investment in TBBK, formerly held for investment purposes, as management no longer had the intent to hold the security to recovery.

NOTE 7 – LOANS

Loans held for investment, net.  In December 2007, the Company closed Apidos CDO VI, a $240.0 million securitization of corporate loans, purchased all of the equity for $21.3 million and consolidated it in its financial statements.  As of March 31, 2009, the Company agreed to sell its interest in Apidos CDO VI, and accordingly, no longer consolidated it.

The following table summarizes the activity in the allowance for credit losses for the loan portfolio for the period prior to the sale of the Company’s interest in Apidos CDO VI (in thousands):

	Years Ended September 30,
	2010		2009		2008
Balance, beginning of year	$	−		$1,595	$	−
Provision for credit losses		−		1,738		2,622
Charge-offs		−		(715)		(1,027)
Reduction due to the sale of interest		−		(2,618)		−
Balance, end of year	$	−	$	−		$1,595

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	Range of Combined	September 30,
	Partnership Interests	2010	2009
Real estate investment entities	2% – 10%	$9,317	$11,918
Financial fund management partnerships	5% − 11%	3,705	3,429
Trapeza entities	33% − 50%	737	894
Commercial finance investment entities	1% − 6%	66	−
Investments in unconsolidated entities		$13,825	$16,241

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES- (Continued)

Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 22).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements.

NOTE 9 − VARIABLE INTEREST ENTITIES

Consolidated VIEs

Variable interests in the Company’s real estate segment primarily relate to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  The Company had one and two interests in real estate loans as of September 30, 2010 and 2009, respectively, for which the Company was deemed to be the primary beneficiary of the VIE borrower and, therefore, consolidated the VIEs.  The Company’s maximum loss exposure on the one loan held at September 30, 2010 and the two loans it held at September 30, 2009 was limited to its investment.

The following table reflects the assets and liabilities of the one and two real estate VIEs as of September 30, 2010 and 2009, respectively, that were included in the Company’s consolidated balance sheets (in thousands):

	September 30,
	2010		2009
Cash	$	−	$42
Property and equipment, net		1,072	2,868
Other assets		−	373
Total assets		$1,072	$3,283

Accrued expenses and other liabilities		$416	$170
Borrowings		−	1,057
Total liabilities		$416	$1,227

VIE Not Consolidated

In May 2008, the Company entered into a joint venture with an institutional partner to originate, invest in and manage distressed real estate assets.  Under the terms of the joint venture agreement, the institutional partner has provided a $500.0 million credit facility to RRE VIP Borrower, LLC (“VIP Borrower”), which was determined to be a VIE, to acquire and then manage discounted/distressed assets. The institutional partner receives the majority of the expected losses/residual returns and, as a result, was determined to be the primary beneficiary.  On December 1, 2009, the Company sold its interests in VIP Borrower to RCC at book value for $2.1 million.  The Company, however, has retained management of the joint venture assets and will continue to receive fees in connection with the acquisition, investment management and disposition of assets held by VIP Borrower as well as new assets acquired by the joint venture.

NOTE 10 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	September 30,
	Life	2010	2009
Land		$200	$200
Building	39 years	1,666	1,666
Leasehold improvements	1-15 years	6,045	6,185
Furniture and equipment	3-10 years	12,397	12,699
Real estate assets – consolidated VIE	40 years	1,600	3,900
		21,908	24,650
Accumulated depreciation and amortization		(11,924)	(11,215)
Property and equipment, net		$9,984	$13,435

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 10 − PROPERTY AND EQUIPMENT – (Continued)

In January 2010, the Company received full payment of a loan to an entity previously consolidated as a VIE.  Due to the repayment of the loan, the VIE was deconsolidated, thereby eliminating $2.3 million of real estate assets and $633,000 of related accumulated depreciation from the consolidated balance sheet.

NOTE 11 − INTANGIBLE ASSETS

In the fourth quarter of fiscal 2010, the Company recognized a $2.8 million impairment loss for customer lists acquired by its commercial finance operating segment in fiscal 2007 due to the decline in the estimated future cash inflows to be generated by the acquired customer base.  The components of intangible assets consisted of the following (in thousands):

	Estimated Useful	September 30,
	Life	2010		2009
Customer lists	10 years	$	−	$4,727
Accumulated amortization			−	(1,090)
Intangible assets, net		$	−	$3,637

Amortization of intangible assets totaled $809,000, $692,000 and $445,000 for fiscal 2010, 2009 and 2008, respectively.

NOTE 12 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30,
	2010		2009
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Short-term bridge financing	$21,500	$20,750	$ −
PNC Bank secured warehouse facility	−	−	136,500
	$21,500	20,750	136,500

Corporate:
Secured revolving credit facilities:
TD Bank (1)	$14,127	14,127	26,502
Sovereign Bank	−	−	577
	$14,127	14,127	27,079
Senior Notes, net (2)		14,317	10,629

Note payable to RCC		2,000	−
Other debt		14,916	17,175
Total borrowings outstanding		$66,110	$191,383

(1)
Borrowings outstanding do not reflect letters of credit of $401,000 and $246,000 at September 30, 2010 and 2009, respectively; rather, the amount of the facility as shown has been reduced by the letter of credit amounts.

(2)
The Company’s outstanding Senior Notes are reflected net of an unamortized discount of $4.5 million and $4.9 million at September 30, 2010 and 2009, respectively, related to the fair value of detachable warrants that were issued with the Senior Notes.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 12 – BORROWINGS − (Continued)

Commercial Finance – Short-term Bridge Financing

Guggenheim Securities, LLC and its affiliate (“Guggenheim”).  LEAF has a short-term bridge loan pursuant to which it may borrow up to $21.5 million.  The loan is in the form of a series of notes which mature on February 20, 2011 and are secured by equipment leases and loans.  Guggenheim is the lender under the notes and it releases funds as LEAF originates leases and notes.  Interest and principal are due on each class of notes on a monthly basis.  As of September 30, 2010, the principal balance of notes outstanding was $20.8 million, of which $10.1 million was held in escrow included in restricted cash, and the weighted average interest rate during fiscal 2010 was 8.2%.

Corporate − Secured Revolving Credit Facility

TD Bank, N.A. (“TD Bank”).  The Company has had a revolving credit facility with TD Bank since May 2007.  In November 2009, the facility with TD Bank was amended primarily to (i) extend the maturity date of the facility for an additional year to October 15, 2011, (ii) decrease the borrowing base to $20.0 million as of November 6, 2009, (iii) reduce the interest rate on the loan to (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5% and (iv) reduce the monthly reduction in maximum credit facility amount from $850,000 to $150,000 per month.  In addition, the Company is charged a 5.25% fee on a $401,000 outstanding letter of credit.  As further required by the amendment, the Company reduced its outstanding borrowings to $15.0 million as of June 30, 2010.  In consideration for these modifications, the Company paid a fee of $345,000 to the lender.  The September 30, 2010 principal balance on the facility was $14.1 million, the maximum amount available (as reduced for letters of credit).    The line matures on October 15, 2011.

Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,321,657 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.  Weighted average borrowings for fiscal 2010 and 2009 were $17.8 million and $39.6 million, respectively, at an effective interest rate of 10.7% and 8.7%, respectively.  As of September 30, 2010, the line was fully utilized.

Corporate – Senior Notes

On September 29, 2009, the Company sold $15.6 million of its 12% senior notes due 2012 (the “Senior Notes”) in a private placement to certain senior executives and shareholders of the Company.  The Senior Notes were sold with detachable 5-year warrants which provide the purchasers the right to acquire 3,052,940 shares of the Company’s common stock at an exercise price of $5.11 per share.  On October 6, 2009, the Company completed the offering with the sale of an additional $3.2 million of Senior Notes and detachable warrants to purchase 637,255 shares with the same terms as the original issue.  In the aggregate, the Company sold $18.8 million of Senior Notes with detachable warrants to purchase 3,690,195 shares.  The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  As required by the TD Bank credit agreement, the Company paid down outstanding borrowings on the TD facility with $10.6 million of proceeds from the offering.  In addition, until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.

The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values.  The Company used a Black-Scholes pricing model to calculate the fair value of the warrants at $4.9 million for the first issuance and $1.0 million for the subsequent issuance.  The model included assumptions regarding the Company’s dividend yield (2.3%), the Company’s stock price volatility (44.1%) risk-free interest rate (2.3%) and the expected warrant life of three years.  The Company accounted for the warrants as an increase to additional paid in capital with an offsetting discount to the Senior Notes.  The discount is being amortized into interest expense over the 3-year term of the Senior Notes using the effective interest method.  The weighted average interest rate inclusive of the discount was 20.0% for fiscal 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 12 – BORROWINGS − (Continued)

Note payable to RCC

 In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds.  The principal balance of the note was $2.0 million at September 30, 2010.

Other Debt

        Mortgages. In November 2007, in conjunction with the acquisition of Dolphin Capital Corp., an equipment leasing company, the Company entered into a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The 8% mortgage, with an outstanding balance of $1.5 million at September 30, 2010 and 2009, requires monthly payments of principal and interest of $11,100.

        In June 2006, the Company obtained a $12.5 million first mortgage on a hotel property in Savannah, Georgia.  The 7.1% mortgage is due on July 6, 2011, and requires monthly payments of principal and interest of $84,200.  The principal balance as of September 30, 2010 and 2009 was $12.0 million and $12.1 million, respectively.

        Secured note.  At September 30, 2010 and 2009, the Company had an outstanding balance of $92,000 and $302,000, respectively, on a secured note with Sovereign Bank.  The 6.9% note, secured by the furniture and computer equipment of the Company’s commercial finance business, requires monthly payments of principal and interest of $18,800 over five years and matures in February 2011.

        Capital leases.  The Company has entered into various capital leases for the purchase of equipment at interest rates ranging from 5.1% to 8.4% and terms ranging from three years to five years.  The principal balance of these leases at September 30, 2010 and 2009 was $395,000 and $684,000, respectively.

        Term notes.  In September 2008, the Company entered into a three-year unsecured term note for $473,000 to finance the purchase of software.  The loan requires 36 monthly principal and interest payments of $14,200.  The outstanding principal balance at September 30, 2010 and 2009 was $165,000 and $323,000, respectively.

In August 2010, the Company entered into two additional term notes totaling $901,000 to finance the payment of various insurance policy premiums.  The notes are secured by the return premiums, dividend payments and certain loss payments of the insurance policies and require nine monthly principal and interest payments of $102,200.  The principal balance outstanding at September 30, 2010 was $803,000.

Facilities & Loans Terminated and/or Transferred

Commercial Finance − PNC, N.A. (“PNC Bank”).  LEAF had a revolving warehouse credit facility with a group of banks led by PNC Bank since July 2006.  Amendments to the credit facility during fiscal 2010 reduced the maximum borrowing capacity from $150.0 million to $100.0 million as of March 24, 2010.  In May 2010, the loan was fully repaid and the line was terminated.  The interest rate on base rate borrowings was the base rate plus 4% and on London Interbank Offered Rate (“LIBOR”) based borrowings was LIBOR plus 5%.  The base rate was the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) LIBOR plus 1%.  Weighted average borrowings for fiscal 2010 and 2009 were $77.0 million and $133.7 million, respectively, at an effective interest rate of 7.7% and 5.0%, respectively.

Financial Fund Management − Secured note.  In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note, which required quarterly payments of principal and interest at LIBOR plus 1.0%, was fully repaid in July 2010.

Corporate – Term notes.  In August and September 2009, the Company entered into three term notes totaling $971,000 to finance the payment of various insurance policies.  The loans, which required nine monthly principal and interest payments of $110,600, were fully repaid in May 2010.

Corporate − Sovereign Bank secured revolving credit facility.  In July 1999, the Company entered into a revolving credit facility with Sovereign Bank.  Upon the maturity of the facility on February 28, 2010, the Company repaid the remaining balance and the facility was terminated.  The interest charged on outstanding borrowings was at the prime rate.  Weighted average borrowings for fiscal 2010 and 2009 were $234,000 and $3.1 million, respectively, at an effective interest rate of 3.0% and 5.1%, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 12 – BORROWINGS − (Continued)

Facilities & Loans Terminated and/or Transferred- (Continued)

Real Estate − Mortgage. In January 2010, the Company received full payment of a loan from an entity which had previously consolidated as a VIE.  Due to the repayment, the VIE was deconsolidated, thereby eliminating a $1.1 million mortgage held by the VIE from the Company’s consolidated balance sheets.

Commercial Finance – Morgan Stanley secured revolving credit facility and LCFF subordinated notes. In conjunction with the sale of a portion of LCFF in March 2009 and the corresponding deconsolidation of LCFF, a total of $187.6 million of debt financing was eliminated from the balance sheet, as described below:

●
a $250.0 million line of credit with Morgan Stanley with an interest rate of one-month LIBOR plus 1.15%.  Weighted average borrowings for fiscal 2009 were $67.5 million, at an effective interest rate of 4.9%;   and

●	$9.4 million of LCFF fixed subordinated notes. Weighted average borrowings for fiscal 2009 were $2.6 million, at an effective interest rate of 10.9%.

Financial Fund Management – Apidos CDO VI senior notes.  Apidos CDO VI issued $218.0 million of its senior notes in December 2007 which were non-recourse to the Company.  The Apidos notes consisted of the following classes/interest rates: (i) $181.5 million of class A-1 notes at LIBOR plus 0.64%; (ii) $6.0 million of class A-2 notes LIBOR plus 1.25%; (iii) $13.0 million of class B notes at LIBOR plus 2.25%; (iv) $8.0 million of class C notes at LIBOR plus 4.0%; and (v) $9.5 million of class D notes at LIBOR plus 6.75%.  For the period prior to the sale of Apidos CDO VI in March 2009, the weighted average interest rate for these notes was 4.6%.  Apidos CDO VI was deconsolidated as a result of the sale and the notes were eliminated from the consolidated balance sheets.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending September 30, and thereafter, are as follows (in thousands):

2011	$35,975
2012	27,974
2013	3,309
2014	37
2015	1,963
Thereafter	1,355
$70,613

Covenants

        The Company’s corporate secured revolving credit facility is subject to certain financial covenants, which are customary for the type and size of its related debt facilities, including debt service coverage and debt to equity ratio requirements.  The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.  The Company was in compliance with all of its debt covenants as of September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 13 – SERVICING LIABILITY – COMMERCIAL FINANCE

During fiscal 2010, the Company sold a portfolio of leases and loans to RCC.  Although it will remain as the servicer for the portfolio, the Company will not receive any servicing fees.  Accordingly, the Company recorded a $2.5 million liability for the present value of the estimated costs to service the portfolio.  The table below summarizes the activity for the servicing liability (in thousands):

Year Ended
September 30,
2010
Balance, beginning of year	$ −
Additions	(2,478)
Amortization (1)	116
Balance, end of year	$(2,362)

(1)	Amortization of the servicing liability is included in commercial finance revenues in the consolidated statements of operations.

NOTE 14 – COMPREHENSIVE LOSS

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

The following table reflects the changes in comprehensive loss (in thousands):

	Years Ended September 30,
	2010	2009	2008
Net loss	$(16,675)	$(16,534)	$(31,248)

Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities available-for-sale, net of tax of $1,481, $(1,391) and $(11,375)	2,160	638	(25,872)
Less: reclassification for losses realized, net of tax of $568, $3,484 and $5,524	870	3,844	16,784
	3,030	4,482	(9,088)

Minimum pension liability adjustments, net of tax of $(223), $(673) and $(941)	(257)	(569)	(1,680)
Less: reclassification for losses realized, net of tax of $116, $84 and $0	147	108	−
	(110)	(461)	(1,680)

Unrealized gains (losses) on hedging contracts, net of tax of $109, $(2,256), and $(1,101)	192	(768)	(2,209)
Transfer of interest rate swaps and caps to affiliated entities, net of tax of $0, $3,574 and $0	−	3,170	−
Swap termination due to expiration, net of tax of $0, $233 and $0	−	319	−
Foreign currency translation loss	(384)	(280)	(628)
Comprehensive loss	(13,947)	(10,072)	(44,853)
Less: Comprehensive loss attributable to noncontrolling interests	3,249	386	2,407
Comprehensive loss attributable to common shareholders	$(10,698)	$(9,686)	$(42,446)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 14 – COMPREHENSIVE LOSS – (Continued)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, September 30, 2008, net of tax of $(10,202), $(1,804), $0 and (1,186)	$(16,662)	$(2,503)	$296	$(1,936)	$(20,805)
Changes during fiscal 2009	3,871	2,115	(280)	(461)	5,245
Balance, September 30, 2009, net of tax of $(8,119), $(252), $0 and $(1,859)	(12,791)	(388)	16	(2,397)	(15,560)
Changes during fiscal 2010	3,030	217	(384)	(110)	2,753
Balance, September 30, 2010, net of tax of $(6,071), $(146), $0 and $(1,966)	$(9,761)	$(171)	$(368)	$(2,507)	$(12,807)

(1)
Included in accumulated other comprehensive loss as of September 30, 2010 and 2009 were net unrealized losses of $171,000 (net of tax benefit of $146,000 and noncontrolling interest of $25,000) and $388,000 (net of tax benefit of $253,000), respectively, related to hedging instruments held by the LEAF investment funds in which the Company owns an equity interest.  The Company has no other hedging activity.

NOTE 15 – NONCONTROLLING INTERESTS

        Effective October 1, 2009, minority interests, previously classified as a liability, are now presented as noncontrolling interests as a separate component of equity.  In addition, minority interest expense of $1.6 million and $5.0 million (net of taxes of $0 and $762,000) for fiscal 2009 and 2008, respectively, has been reclassified as and included in noncontrolling interests.

        Additionally, losses are attributed to a noncontrolling interest even when the carrying value of the noncontrolling interest has been reduced to zero.  For fiscal 2010, the Company attributed losses to noncontrolling interests of $3.2 million (net of tax of $1.7 million), respectively, related to its commercial finance and financial fund management operations.  If the Company had not followed the new guidance, net loss attributable to noncontrolling interests, and net loss and per share amounts attributable to common shareholders would have been as follows (in thousands, except per share amounts):

Year Ended
September 30,
2010
Loss from continuing operations, net of tax	$(17,297)
Net loss attributable to noncontrolling interests	63
Discontinued operations, net	622
Net loss attributable to common shareholders	$(16,612)
Basic loss per share attributable to common shareholders:
Continuing operations	$(0.91)
Discontinued operations	0.03
Net loss	$(0.88)
Weighted average shares outstanding	18,942
Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.91)
Discontinued operations	0.03
Net loss	$(0.88)
Weighted average shares outstanding	18,942

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 16 - INCOME TAXES

The following table details the components of the Company's benefit for income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2010	2009	2008
Current provision:
Federal	$1,379	$2,238	$1,098
State	535	475	−
Foreign	−	32	−
Total current	1,914	2,745	1,098

Deferred:
Federal	(5,795)	(10,777)	(13,707)
State	(223)	(2,472)	(1,770)
Foreign	1,454	−	(554)
Total deferred	(4,564)	(13,249)	(16,031)
Income tax benefit	$(2,650)	$(10,504)	$(14,933)

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2010	2009	2008
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	12	5	5
Valuation allowance for deferred tax assets	(18)	4	(4)
Equity compensation expense	(8)	(1)	(1)
Deferred tax assets for state/local net operating leases	−	(5)	1
Deferred tax adjustment	(7)	−	−
Other items	(1)	2	(3)
	13%	40%	33%

Deferred tax assets are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2010		2009
Deferred tax assets related to:
Federal, foreign, state and local loss carryforwards		$17,540	$6,533
Capital loss carryforwards		14,319	11,743
Unrealized loss on investments		10,079	11,955
Employee stock option and restricted stock awards		3,456	4,653
Investment in partnership interests		1,756	7,757
Provision for credit losses		−	1,670
Accrued expenses		277	−
Investments in real estate assets		−	2,310
Property and equipment basis differences		774	−
Gross deferred tax assets		48,201	46,621
Less: valuation allowance		(4,498)	(965)
Total deferred tax assets, net		$43,703	$45,656

Deferred tax liabilities related to:
Accrued expenses	$	−	$(484)
Property and equipment basis differences		−	(1,562)
Provision for credit losses		(341)	−
Investments in real estate assets		(70)	−
Total deferred tax liabilities		$(411)	$(2,046)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 16 - INCOME TAXES – (Continued)

At September 30, 2010, the Company had federal, foreign, state and local net operating tax loss carryforwards ("NOLs") of $178.3 million that will expire between fiscal 2011 and 2031 which result in a deferred tax asset of $17.5 million.  The Company believes it will be able to utilize up to $93.5 million of these NOLs (tax effected benefit of $13.0 million) prior to their expiration; therefore, it has increased its gross valuation allowance from $64.3 million to $84.8 million (tax effected expense of $4.5 million).  Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised.  Management believes it is more likely than not that the other net deferred tax assets will be realized based on tax planning strategies that will generate future taxable income during the periods in which these temporary differences become deductible.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York.  The Company is currently undergoing an IRS examination for fiscal 2008.  The Company is not subject to IRS examination for fiscal years before 2007 and is not subject to state and local income tax examinations for fiscal years before 2004.

A tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The Company classifies any tax penalties as general and administrative expenses and any interest as interest expense.  The Company does not have any unrecognized tax benefits that would affect the effective tax rate.

NOTE 17 – EARNINGS (LOSS) PER SHARE

Basic (loss) earnings per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period.  The diluted EPS computation (“Diluted EPS”) takes into account the effect of potential dilutive common shares, consisting primarily of stock options, warrants and director deferred shares.

Effective October 1, 2009, the Company adopted and retrospectively applied a FASB-issued standard that requires nonvested share-based awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in computing earnings per share.  The adoption of this standard increased the weighted average number of shares by 672,000 for fiscal 2009, which reduced the loss per common share by $0.03 from the previously reported loss per common share of $0.84 to $0.81, as revised.  The impact to fiscal 2008 was an increase in the weighted average shares by 286,000, which reduced the loss per common share by $0.03 from the previously reported loss per common share of $1.50 to $1.47, as revised.

        For fiscal 2010, 2009 and 2008, Diluted EPS shares were the same as Basic EPS shares because the effect of potential securities would have been antidilutive.  As of September 30, 2010, 2009 and 2008, outstanding options to purchase 2.5 million, 2.5 million and 3.4 million shares of common stock at a weighted average price of $9.03, $9.04 and $8.49 per share, respectively, were excluded from the Dilutive EPS calculation along with warrants to purchase 3,690,000 and 3,053,000 shares of common at a weighted average exercise price of approximately $5.11 per share as of September 30, 2010 and 2009, respectively.  Additionally as of September 30, 2010, 2009 and 2008, there were 69,300, 69,300 and 99,548 shares, respectively, of restricted stock (at a fair value of $16.42 per share) outstanding that did not have participating rights and, as such, were also excluded from Diluted EPS shares.

NOTE 18 - BENEFIT PLANS

Employee stock options.  As of September 30, 2010, the Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Equity awards from these plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years from the date of grant.

The employee stock plans allow for grants of the Company’s common stock in the form of incentive stock options (“ISOs”), non-qualified stock options, and stock appreciation rights.  Under the 2005 Plan, the Company may also grant restricted stock, stock units, performance shares, stock awards, dividend equivalents and other stock-based awards.  The Company does not record a tax benefit for option awards at the grant date since the options it issues are generally ISOs and employees have typically held the stock received on exercise for the requisite holding period.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 18 - BENEFIT PLANS − (Continued)

The Company did not grant any options during fiscal 2010 or 2009.  In fiscal 2008, the Company granted 102,000 employee stock options and computed their fair value as of the grant date using the Black-Scholes pricing model with the following assumptions:

Year Ended September 30,
2008
Fair value of stock options granted	$3.49
Expected life (years)	6.3
Expected stock volatility	47.4%
Risk-free interest rate	3.9%
Dividend yield	2.9%

At September 30, 2010, 2009 and 2008, the Company had unamortized compensation expense related to unvested stock options of $202,000, $453,000 and $1.1 million, respectively.  For fiscal 2010, 2009 and 2008, the Company recorded option compensation expense of $226,000, $613,000, and $1.0 million, respectively.

Restricted stock.  During fiscal 2010, 2009 and 2008, the Company issued 399,156, 225,839 and 505,817 shares of restricted stock, respectively, valued at $1.7 million, $828,000 and $6.8 million, respectively, and recorded compensation expense of $2.7 million, $3.4 million and $3.4 million (including $232,000, $600,000 and $468,000 of expense related to the accelerated vesting of awards for certain terminated employees), respectively.

In April 2009, LEAF granted to its senior management 215,000 shares of its restricted stock valued at $189,000, of which half vested immediately and 25% vested at one and two years after the grant date.  These shares were issued from the 300,000 restricted shares that LEAF had repurchased in December 2008.  The Company recorded compensation expense related to the LEAF restricted stock and subsidiary units of $57,000, $142,000 and $17,000 for fiscal 2010, 2009 and 2008, respectively.

Performance-based awards.  The Company also issues performance-based awards which are earned based on the achievement of specified goals as of a designated measurement date.  The goals typically include such measures as earnings per share, return on equity, revenues and assets under management.  No performance shares were awarded in fiscal 2010.  During fiscal 2009 and 2008, the Company awarded 100,000 and 222,203 performance-based restricted stock awards, respectively, and recorded compensation expense of $96,000 and $113,000 during fiscal 2010 and 2009, respectively.  No compensation expense for performance-based awards was recorded in fiscal 2008.

Unearned Performance-based Restricted Stock	Shares
Outstanding, beginning of year	260,364
Awarded	−
Earned	(20,589)
Forfeited	(139,775)
Outstanding, end of year	100,000

Nonvested Performance-based Restricted Stock	Shares
Outstanding, beginning of year	20,589
Earned	−
Issued	(20,589)
Forfeited	−
Outstanding, end of year	−

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 18 - BENEFIT PLANS − (Continued)

Aggregate information regarding the Company’s employee stock options as of September 30, 2010 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Life	Value
Balance, beginning of year	2,538,616	$9.04
Granted	−	$ −
Exercised	(14,453)	$(3.91)
Forfeited	(17,563)	$(15.58)
Balance, end of year	2,506,600	$9.03	3.0	$1,298,000

Exercisable, September 30, 2010	2,446,100	$8.93
Available for grant	220,407 (1)

(1)	Reduced for restricted stock awards granted, net of forfeitures, under the Company’s 2005 Plan.

The following table summarizes the activity for nonvested employee stock options and restricted stock (excluding performance-based awards) during fiscal 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Outstanding, beginning of year	103,938		$5.47
Granted	−	$	−
Vested	(41,438)		$(4.92)
Exercised	−	$	−
Forfeited	(2,000)		$(2.64)
Outstanding, end of year	60,500		$(5.06)

Nonvested Restricted Stock
Outstanding, beginning of year (1)	552,461		$11.32
Granted	399,156		$10.25
Vested	(186,608)		$(12.57)
Forfeited	(23,923)		$(4.18)
Outstanding, end of year (1)	741,086		$10.66

(1)
At September 30, 2010 and 2009, includes 69,300 shares of nonvested restricted stock that do not have dividend equivalent rights and, therefore, were excluded from the shares reflected as outstanding in the consolidated balance sheets.

Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has two plans for its non-employee directors (“Eligible Directors”), the 1997 Director Plan and the 2002 Director Plan.  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.

The 1997 Director Plan has issued all of its authorized 173,450 units.  As of September 30, 2010 and 2009, there were 104,070 units vested and outstanding under this plan.

        Eligible Directors are eligible to participate in the 2002 Director Plan.  Upon becoming a director, each Eligible Director receives units equal to a share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to their share compensation divided by the closing price of the Company’s common stock on the date of grant.  Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service.  Upon termination of service by an Eligible Director, shares of common stock are issued for vested units and all nonvested units are forfeited.  The 2002 Director Plan provides for the issuance of 173,450 units and terminates on April 29, 2012.  As of September 30, 2010, there were 113,437 units outstanding of which 79,387 were vested.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 18 - BENEFIT PLANS − (Continued)

Aggregate information regarding the Company’s two director plans at September 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Director Units
Outstanding, beginning of year	191,275	$6.63
Granted	26,232	$5.15
Outstanding, end of year	217,507	$6.57

Vested units	183,457	$6.59
Available for grant	39,019

The following table summarizes the activity for outstanding nonvested director units during fiscal 2010:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Director Units
Outstanding, beginning of year	43,519		$8.61
Granted	26,232		$5.15
Vested	(35,701)		$(6.93)
Forfeited	−	$	−
Outstanding, end of year	34,050		$7.71

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older, have completed 1,000 hours of service and been employed by the Company for one year.  Contributions to the ESOP were funded by the Company as set forth in the plan.  The ESOP used a loan from the Company to acquire 105,000 shares of the Company's common stock.  The loan was fully repaid in fiscal 2008 and all shares held by the Plan have been allocated to participants’ accounts.  Compensation expense related to the plan was $497,000 for fiscal 2008 (none in fiscal 2010 or 2009).  Vested shares held by the plan are distributed upon the termination of the participant’s employment with the Company or upon the termination of the ESOP.  In December 2008, the Company filed an application under the voluntary correction program ("VCP") with the Internal Revenue Service (“IRS”) in order to correct certain compliance errors that were made with respect to the ESOP.  The IRS has concluded the VCP process and the Company is currently making the necessary corrections pursuant to the final compliance statement.  Additionally, in April 2010, the Company reached a settlement with the U.S. Department of Labor (“DOL”) relating to the ESOP annual report for fiscal 2007.  Furthermore, the DOL audited the ESOP and is auditing the Resource America, Inc. Investment Savings Plan (“401k Plan”) for the plan years from 2005 to 2009 (the "DOL Audit").  The DOL has closed the portion of the DOL Audit with respect to the ESOP and issued a formal closing letter.

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  The Company will match 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1,000 hours of service and having been employed by the Company for one year.  The match contribution vests over a period of five years.  In May 2010, the Company discovered errors in the calculation of the employer match and the calculation of the vested percentages for some employees.  The Company is working to quantify the extent of the correction needed, and intends to file under the VCP program to correct these compliance errors.  The Company recorded compensation expense of $1.1 million, $951,000 and $968,000 for matching contributions for fiscal 2010, 2009 and 2008, respectively.

SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The 1999 Trust, a secular trust, purchased and holds 100,000 shares of the common stock of TBBK ($669,000 fair value at September 30, 2010).  The Company holds an additional 123,719 shares of TBBK common stock as well as $50,000 in cash at September 30, 2010 to support the Rabbi Trust portion of the SERP.  At September 30, 2009, the Company held $850,000 of other equity securities in the Rabbi Trust which were sold during fiscal 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 18 - BENEFIT PLANS − (Continued)

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008
Interest cost	$430	$484	$499
Less: expected return on plan assets	(59)	(53)	(190)
Plus: Amortization of unrecognized loss	263	192	−
Net cost	$634	$623	$309

The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	September 30,
	2010	2009
Projected benefit obligation, beginning of year	$7,486	$6,472
Interest cost	430	484
Actuarial loss	548	1,368
Benefit payments	(838)	(838)
Projected benefit obligation, end of year	$7,626	$7,486

Fair value of plan assets, beginning of year	$979	$884
Actual gain (loss) on plan assets	127	95
Fair value of plan assets, end of year	$1,106	$979

Unfunded status	$(6,520)	$(6,507)
Unrecognized net actuarial loss	4,473	4,256
Net accrued cost	$(2,047)	$(2,251)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(6,520)	$(6,507)
Accumulated other comprehensive loss	2,507 (1)	2,397
Deferred tax assets	1,966	1,859
Net liability recognized	$(2,047)	$(2,251)

(1)
The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next fiscal year is $297,000.  The unrealized loss included in accumulated other comprehensive loss related to the SERP was $2.5 million and $2.4 million as of September 30, 2010 and 2009, respectively.

The SERP is expected to make benefit payments based on the same assumptions used to measure the Company’s benefit obligation at September 30, 2010 (5% discount rate, 6% expected return on assets) as follows (in thousands):

2011	$824
2012	796
2013	767
2014	736
2015	702
Thereafter	1,653
$5,478

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 19 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30,
	2010	2009
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$41,722	$36,285
Real estate investment entities	18,491	10,905
Financial fund management investment entities, net	3,065	3,523
RCC	2,811	4,101
Other	327	233
Receivables from managed entities and related parties	$66,416	$55,047

Payables due to managed entities and related parties, net:
Real estate investment entities	$122	$1,284
RCC	34	−
Payables to managed entities and related parties	$156	$1,284

(1)
Reflects discounts of $30,000 and $263,000 recorded in fiscal 2010 and 2009, respectively, in connection with management fees and reimbursed expenses that the Company expects to receive in the future.  In addition, the Company recorded a $1.1 million reserve for credit losses during fiscal 2010 related to management fees owed from one of its investment entities that, based on a change in estimated cash distributions, is not expected to be collectible.

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Years Ended September 30,
	2010	2009	2008
Fees from unconsolidated investment entities:
Real estate (1)	$12,637	$11,343	$9,407
Commercial finance (2)	10,637	20,168	35,193
Financial fund management (3)	3,445	3,105	7,996 (4)
RCC:
Management, incentive and servicing fees	10,938	8,181	7,480
Dividends	2,278	3,405	2,421
Reimbursement of costs and expenses	1,794	600	636
Commitment fee	−	180	−
Resource Real Estate Opportunity REIT, Inc. – reimbursement of costs and expenses	1,824	−	−
Atlas Energy - reimbursement of net costs and expenses	871	1,369	1,269
1845 Walnut Associates Ltd. - payment of rent and operating expenses	(567)	(475)	(549)
Ledgewood P.C. - payment for legal services	(295)	(549)	(1,255)
9 Henmar LLC - payment of broker/consulting fees	(55)	(81)	(417)

(1)	Reflects discounts of $463,000, $394,000 and $956,000 recorded in fiscal 2010, 2009 and 2008 in connection with management fees the Company expects to receive in future periods.

(2)	During fiscal 2010 and 2009, the Company waived $3.8 million and $425,000, respectively, of its fund management fees from four and one of its investment entities, respectively.

(3)
For fiscal 2010, excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships.  For fiscal 2009, excludes a $1.7 million reduction in the Company’s clawback liability associated with two Trapeza partnerships.  For fiscal 2008, excludes the $11.2 million non-cash incentive fee on the unrealized appreciation in the book value of Trapeza partnerships.

(4)	Reflects a $2.3 million discount recorded in fiscal 2008 in connection with subordinate and incentive management fees that the Company expects to receive in future periods.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 19 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with RCC. Since March 2005, the Company has had a management agreement with RCC pursuant to which it provides certain services, including investment management and certain administrative services to RCC.  The agreement, which had an original maturity date of March 31, 2009, continues to automatically renew for one-year terms unless at least two-thirds of the independent directors or a majority of the outstanding common shareholders agree to not renew it.  The Company receives a base management fee, incentive compensation and reimbursement for out-of-pocket expenses.  The base management fee is equal to 1/12th of the amount of RCC’s equity, as defined by the management agreement, multiplied by 1.50%.  In October 2009 and January 2010, the management agreement was further amended such that RCC will directly reimburse the Company for the wages and benefits for its Chief Financial Officer, an executive officer who devotes all of his time to serve as RCC’s Chairman of the Board, and three accounting professionals, each of whom will be exclusively dedicated to the operations of RCC and a director of investor relations who will be 50% dedicated to RCC's operations.  In August 2010, the agreement was further amended to reduce the incentive management fee earned by the Company for any fees paid directly by RCC to employees, agents and/or affiliates of the Company with respect to profits earned by a taxable REIT subsidiary of RCC.

In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment entities.

In May 2009, the Company loaned RCC $4.5 million.  RCC repaid the loan the same day and paid the Company a commitment fee of $180,000.

LEAF originates and manages leases and loans on behalf of RCC.  The leases and loans are typically sold to RCC at fair value plus an acquisition fee of 1%.  LEAF also typically receives a 1% fee to then service the assets.  However, during fiscal 2010, LEAF sold approximately $116.0 million of leases and loans to RCC for which it LEAF will not receive acquisition or servicing fees and, accordingly, recognized a loss of $7.5 million.  The loss included an estimated loss reserve of $3.0 million (up to a maximum of approximately $5.9 million of delinquent assets can be returned), a servicing liability of $2.5 million and a $2.0 million write-off of previously unreimbursed capitalized costs associated with the portfolio.  During fiscal 2010, LEAF also sold an additional $10.3 million of leases and loans to RCC.  In fiscal 2009 and 2008, LEAF sold $6.1 million and $59.1 million, respectively, of leases and loans to RCC.  In addition, from time to time, LEAF repurchases leases and loans from RCC at a price equal to their fair value as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and facilitation of the timely resolution of problem accounts when collection is considered likely.  LEAF repurchased $140,000, $1.4 million and $9.0 million of leases and loans from RCC during fiscal 2010, 2009 and 2008, respectively.

In June 2009, one of the LEAF investment partnerships acquired net assets of $89.8 million, primarily a pool of leases, and assumed $82.3 million in related debt from a subsidiary of RCC.  No gain or loss was recognized by any of the parties on the acquisition or sale.  In relation to this transaction, the Company owed $7.5 million to RCC under a promissory note bearing interest at LIBOR plus 3%.  In addition, the Company was due $3.0 million from the investment partnership for this transaction.  The note was repaid in full to RCC and the Company received full repayment from the investment partnership in August 2009.

In December 2009, the Company recorded an adjustment of $200,000 ($173,000 net of tax) related to equity compensation expense for previously issued RCC restricted stock and options awarded to members of the Company’s management.  The Company determined that the amounts that related to prior fiscal years and quarters were immaterial to all prior fiscal years and quarters, including the impact on earnings per share and, therefore, recognized the full adjustment during the first quarter of fiscal 2010.  Additionally, the impact on full-year net earnings for fiscal 2010 was immaterial.

Chadwick has periodically facilitated transactions for RCC.  No fees have been charged by Chadwick for these transactions.

Transactions between LEAF and its Investment Entities.  LEAF originates and manages leases and loans on behalf of its investment entities (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  During fiscal 2010, 2009 and 2008, LEAF sold $65.9 million, $275.2 million and $1.2 billion, respectively, of leases and loans to the LEAF Funds.  In addition, from time to time LEAF repurchases leases and loans from the LEAF Funds in the same manner as it does from RCC.  During fiscal 2010, 2009 and 2008, LEAF repurchased $6.0 million, $1.2 million and $1.4 million, respectively, of leases and loans from the LEAF Funds at a price equal to their fair value.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 19 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”).  The Company formed RRE Opportunity REIT in fiscal 2009 and the registration statement for this fund became effective with the U.S. Securities and Exchange Commission in June 2010.  The Company is entitled to receive reimbursements for costs associated with the formation and operating expenses of RRE Opportunity REIT.  During fiscal 2010, the Company recorded a $1.8 million receivable due from RRE Opportunity REIT offsetting the Company’s operating expenses for that entity.

Relationship with Atlas Energy.  On June 30, 2005, the Company completed the spin-off of its subsidiary, Atlas Energy.  E. Cohen is chairman of the board and chief executive officer (“CEO”) of Atlas Energy and Jonathan Z. Cohen (“J. Cohen”), the Company’s CEO and President, is its vice chairman.  Pursuant to a master separation and distribution agreement, Atlas Energy reimburses the Company for various costs and expenses it continues to incur on behalf of Atlas Energy, primarily payroll and rent.  At September 30, 2010, the Company has a $68,000 receivable balance from Atlas Energy.

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

Relationship with retirement trusts.  The Company has established two trusts to fund the SERP for E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($669,000 fair value at September 30, 2010).  See “Relationship with TBBK,” below. This trust and its assets are not included in the Company’s consolidated balance sheets.  However, trust assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” holds 123,719 shares of common stock of TBBK carried at fair value ($828,000 at September 30, 2010).  The carrying value of the assets in the 2000 Trust was approximately $878,000 and $1.6 million at September 30, 2010 and 2009, respectively.  The Company intends to sell the remaining assets in the Rabbi 2000 Trust in order to fund benefit payments.  The Company reclassed the assets from other assets to trading securities in the consolidated balance sheets in fiscal 2010; and the SERP liability of $6.5 million is included in accrued expenses and other liabilities.

In April 2001, the 2000 Trust acquired a loan to a limited partnership in which E. Cohen and Daniel G. Cohen (“D. Cohen”) own the beneficial interests for its outstanding balance from a corporation in which E. Cohen was the chairman and J. Cohen was the president.  E. Cohen and Betsy Z.  Cohen (“B. Cohen,” who is the wife of E. Cohen) are the parents of D. Cohen and J. Cohen.  In February 2008, the Company received full repayment of the loan.

Relationship with 9 Henmar LLC (“9 Henmar”).  The Company owns interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers.  The Trapeza entities and CDO issuers were originated and developed in large part by D. Cohen.  The Company agreed to pay D. Cohen’s company, 9 Henmar, 10% of the fees the Company receives, before expenses, in connection with the first four Trapeza CDOs that the Company sponsored and manages.  In fiscal 2010, 2009 and 2008, the Company paid 9 Henmar $55,000, $81,000 and $417,000, respectively.

Relationship with TBBK.  D. Cohen is the chairman of the board and B. Cohen is the chief executive officer of TBBK and its subsidiary bank.  In fiscal 2009, the Company sold 99,318 of its shares of TBBK common stock for $601,000 and realized a loss of $393,000.  The Company did not sell any of its TBBK stock in fiscal 2010 or fiscal 2008.  In addition, TBBK provides banking and operational services for one of LEAF’s subsidiaries.  During fiscal 2010, 2009 and 2008, the Company paid $13,000, $57,000 and $76,000, respectively, in fees to TBBK.  Additionally, the Company had $31,000 and $98,000 in deposit accounts at TBBK at September 30, 2010 and 2009, respectively.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 19 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with certain directors, officers, employees and other related parties.  The Company serves as the general partner of seven partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest.  The total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which E. Cohen, B. Cohen and J. Cohen are entitled to receive 10%, 5% and 2.5%, respectively.  Seven individuals, four of whom are employees of the Company, are entitled to received the remaining 31%.  No carried interest has been earned by any of the individuals through September 30, 2010.

Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the properties underlying three of the Company’s real estate loans and certain other real estate assets.  Adam Kauffman, president of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of one of the borrowers of the loans.  E. Cohen is the chairman of BCMI.

During fiscal 2009, the Company paid a $90,000 fee to BCMI in connection with the final resolution of one of its legacy real estate assets.

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

During the fiscal 2008, the Company agreed to advance up to $2.0 million under a revolving note to an affiliated real estate limited partnership bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $1.6 million and $1.2 million as of September 30, 2010 and 2009, respectively.

NOTE 20 – OTHER INCOME, NET

The following table details other income, net (in thousands):

	Years Ended September 30,
	2010	2009	2008
RCC dividend income	$2,278	$3,405	$2,421
Interest income	434	340	547
Loss on sales of equity securities	−	(393)	−
Other (expense) income, net	(121)	(196)	68
Other income, net	$2,591	$3,156	$3,036

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of September 30, 2010, the Company’s financial assets and liabilities, recorded at fair value on a recurring basis, were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$16,135	$	−	$6,223	$22,358
Investment in RRE Opportunity REIT	−		204	−	204
Retained financial interest-commercial finance	−		−	273	273
Total	$16,135		$204	$6,496	$22,835

As of September 30, 2009, the fair values of the Company’s financial assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets (1):
Investment securities available-for-sale	11,255		−	8,245	19,500
Total	$11,255	$	−	$8,245	$19,500

(1)
In fiscal 2010, receivables from managed entities are presented in the non-recurring table, and accordingly, the prior year presentation has been reclassified for comparative purposes (see the non-recurring table that follows).

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during fiscal 2010 (in thousands):

	Investment securities	Retained financial interest
Balance, beginning of year	$8,245	$	−
Purchases, sales, issuances and settlements, net	(2,985)		299
Change in unrealized losses – included in accumulated other comprehensive loss	1,894		−
Other-than-temporary impairment loss	(480)
Loss on sale of investment securities, net	(451)		−
Payments received and leases returned	−		(26)
Balance, end of year	$6,223		$273

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The following table presents additional information about assets which the Company measured at fair value on a recurring basis using Level 3 inputs during fiscal 2009 (in thousands):

Investment securities
Balance, beginning of year	$10,153
Realized losses – impairment charges on investment securities included in operations	(8,466)
Change in unrealized losses – included in accumulated other comprehensive loss	7,161
Purchases, sales, issuances, and settlements, net	(603)
Balance, end of year	$8,245

The following is a discussion of assets and liabilities that are recorded at fair value on a recurring and non-recurring basis as well as the valuation techniques applied to each fair value measurement:

Receivables from managed entities.  The Company recorded a discount on certain of its receivable balances due from its real estate and commercial finance managed entities due to the extended term of the repayment to the Company.  The discount was computed based on estimated inputs, including the repayment term (Level 3).

Retained interest - commercial finance.  During fiscal 2010, the Company sold leases and loans to third-parties in which portions of the proceeds were retained by the purchasers.  The purchasers have the right to return leases and loans that default within periods ranging from approximately six to forty-eight months after the date of sale and to deduct the applicable percentage from the retained proceeds.  The Company determines the fair value of these retained interests by calculating the present value of future expected cash flows using key assumptions for credit losses and discount rates based on historical experience and repayment terms (Level 3).

Investment in RRE Opportunity REIT.  During the offering period, the Company has valued its investment in the common shares of RRE Opportunity REIT at the current offering price of $10.00 per share and valued its investment in the convertible shares of RRE Opportunity REIT at the offering price of $1.00 per share, the price at which it acquired such shares (Level 2).

Investment securities. The Company uses quoted market prices (Level 1) to value its investments in RCC and TBBK common stock.  The fair value of CDO investments is based primarily on internally generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs.  Unobservable inputs into these models include default, recovery, discount and deferral rates, prepayment speeds and reinvestment interest spreads (Level 3).

Impaired loans and leases - commercial finance.  Leases and loans are considered impaired when they are 90 or more days past due and are placed on non-accrual status.  The Company records an allowance for the impaired loans and leases based upon historical experience (Level 3).

Senior Notes.  The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values.  The Company used a Black-Scholes pricing model to calculate the fair value of the warrants at $4.9 million for the first issuance and $1.0 million for the subsequent issuance (Level 3).

Servicing liability.  During fiscal 2010, the Company sold a portfolio of leases and loans to RCC.  Although it will remain as the servicer for the portfolio, the Company will not receive any servicing fees.  Accordingly, the Company recorded a servicing liability based on the present value of 1% of the portfolio sold (Level 3).

Investments in Commercial Finance held for sale.  The fair value of the Company’s investments in commercial finance assets is determined based upon discounted cash flow models.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 21 – FAIR VALUE OF FINANCIAL INSTRUMENTS – (Continued)

The Company recognized the following changes in the carrying value of those assets and liabilities measured at fair value on a non-recurring basis (in thousands):

	Level 1		Level 2		Level 3	Total
For the Year Ended September 30, 2010
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$190	$190
Receivables from managed entities – commercial finance and real estate		−		−	9,922	9,922
Total	$	−	$	−	$10,112	$10,112

Liabilities:
Servicing liability	$	−	$	−	$2,478	$2,478
Senior notes		−		−	2,239	2,239
Total	$	−	$	−	$4,717	$4,717

For the Year Ended September 30, 2009
Assets:
Investments in commercial finance – held for sale	$	−	$	−	$142,701	$142,701
Receivables from managed entities – commercial finance and real estate		−		−	55,047	55,047
Investments in commercial finance – impaired loans and leases		−		−	1,945	1,945
Total	$	−	$	−	$199,693	$199,693

Liabilities:
Senior notes	$	−	$	−	$10,629	$10,629

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The fair value of financial instruments is as follows (in thousands):

	September 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Receivables from managed entities (1)	$66,416	$60,204	$55,047	$55,047
Investments in commercial finance – loans held for investment	1,661	1,011	385	385
Investments in real estate loans, net	−	−	2,862	823
	$68,077	$61,215	$58,294	$56,255
Borrowings (2)
Commercial finance debt	$20,750	$20,750	$136,500	$136,500
Corporate secured revolving credit facilities	14,127	14,127	27,079	27,079
Real estate debt	12,005	11,265	13,198	11,305
Senior notes	14,317	16,884	10,629	10,629
Other debt	4,911	3,916	3,977	3,977
	$66,110	$66,942	$191,383	$189,490

(1)
Certain of the receivables from managed entities at September 30, 2010 have been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for liquidity risk.

(2)
The carrying value of the Company’s corporate secured revolving credit facilities approximates its fair value because of its variable interest rates. The carrying value of the Company’s commercial finance debt approximates its fair value due to its recent issuance at September 30, 2010, its short-term maturity and the variable interest rate as of September 30, 2009.  The Company’s real estate debt and other debt fair value is estimated using current interest rates for similar loans.  The Company approximated the fair value of the senior notes by applying the appreciation in a high yield fund.  This disclosure excludes instruments valued on a recurring basis.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases office space and equipment under leases with varying expiration dates through 2020.  Rental expense, net of subleases, was $3.2 million, $4.0 million and $3.9 million for fiscal 2010, 2009 and 2008, respectively.  The Company’s office space leases in New York and in Philadelphia contain extension clauses.  The Company has the ability to extend the New York lease for an additional five-year term, and the Philadelphia lease provides three options to extend for additional five-year terms.  At September 30, 2010, future minimum rental commitments under both operating and capital leases were as follows (in thousands):

	Operating	Capital	Total
2011	$2,415	$297	$2,712
2012	2,199	64	2,263
2013	1,802	41	1,843
2014	1,074	16	1,090
2015	1,093	−	1,093
Thereafter	5,153	−	5,153
	$13,736	$418	$14,154

Broker-Dealer Capital Requirement.  Chadwick serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $116,000 and $121,000 as of September 30, 2010 and 2009, respectively.  As of September 30, 2010 and 2009, Chadwick’s net capital was $393,000 and $1.2 million, respectively, which exceeded the minimum requirements by $277,000 and $1.1 million, respectively.

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share) and, as a result of these transactions, reduced its clawback liability to $1.2 million at September 30, 2010 from $5.7 million at September 30, 2009.

Reserve for Repurchase Commitment.  In the third and fourth quarters of fiscal 2010, the Company sold a portfolio of leases and loans to RCC in which RCC has the option to return, and the Company has the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, the Company recorded a $3.0 million estimated liability based on historical default rates.  The Company did not make any repurchases under this agreement as of September 30, 2010.

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit now captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., United States District Court, Southern District of New York, No. 10 Civ. 4421, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC, or TCM.  The Company owns a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2010

NOTE 22 - COMMITMENTS AND CONTINGENCIES – (Continued)

Real Estate Commitments.  In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of specified events or if the Company’s net worth falls below $80.0 million.  The Company’s obligation runs through December 31, 2014.  In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, the Company has not been required to make any payments resulting from these agreements.

The Company is also committed to invest 1% of the equity raised by RRE Opportunity REIT to a maximum amount of $2.5 million.

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

As of September 30, 2010, except for the clawback liability recorded for the two Trapeza entities, the reserve for lease and loan repurchase commitment and executive compensation, the Company does not believe it is probable that any payments will be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

NOTE 23 - DISCONTINUED OPERATIONS

Real Estate.  ncome (losses) from discontinued operations for fiscal 2010, 2009 and 2008 includes the reversal of previously recorded interest and penalty assessments related to the 2004 and 2005 IRS tax examinations, which were settled in fiscal 2010.  Summarized operating results of discontinued operations within the real estate operating segment are as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008
Income (loss) from discontinued operations	$626	$(370)	$(1,104)
(Provision) benefit for income taxes	−	(70)	386
Income (loss) from discontinued operations, net of tax	$626	$(440)	$(718)

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

	Years Ended September 30,
	2010		2009	2008
Loss from discontinued operations	$	−	$(14)	$(856)
Benefit for income taxes		−	5	300
Loss from discontinued operations, net of tax	$	−	$(9)	$(556)

Total.  Summarized operating results of all discontinued entities are as follows (in thousands):

	Years Ended September 30,
	2010	2009	2008
Income (loss) from discontinued operations	$622	$(377)	$(1,999)
(Provision) benefit for income taxes	−	(67)	700
Income (loss) from discontinued operations, net of tax	$622	$(444)	$(1,299)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2010

NOTE 24 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Real estate	Commercial finance	Financial fund management	All other (1)		Total
Year Ended September 30, 2010
Revenues from external customers	$31,042	$25,573	$27,243	$	−	$83,858
Equity in earnings (losses) of unconsolidated entities	869	(1,896)	5,897		−	4,870
Total revenues	31,911	23,677	33,140		−	88,728
Segment operating expenses	(20,780)	(18,164)	(21,028)		−	(59,972)
General and administrative expenses	(316)	(428)	(3,668)		(8,560)	(12,972)
Loss on sale of leases and loans	−	(8,097)	−		−	(8,097)
Impairment of intangible assets	−	(2,828)	−		−	(2,828)
Provision for credit losses	(49)	(5,159)	(1)		−	(5,209)
Depreciation and amortization	(1,304)	(5,693)	(196)		(649)	(7,842)
Other-than-temporary impairment losses recognized in earnings	−	−	(480)		(329)	(809)
Interest expense	(1,074)	(6,271)	(3)		(5,738)	(13,086)
Loss on sale of loans and investment securities, net	−	−	(451)		−	(451)
Other income (expense), net	387	1	2,429		(226)	2,591
Pretax loss attributable to noncontrolling interests (2)	61	4,854	8		−	4,923
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	8,836	(18,108)	9,750		(15,502)	(15,024)
Intercompany interest (expense) income	−	(6,115)	−		6,115	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$8,836	$(24,223)	$9,750		$(9,387)	$(15,024)

Year Ended September 30, 2009
Revenues from external customers	$26,077	$49,900	$30,272	$	−	$106,249
Equity in (losses) earnings of unconsolidated entities	(660)	(1,133)	3,072		−	1,279
Total revenues	25,417	48,767	33,344		−	107,528
Segment operating expenses	(22,038)	(25,179)	(20,468)		−	(67,685)
General and administrative expenses	(232)	(409)	(3,414)		(10,314)	(14,369)
Gain on sale of leases and loans	−	628	−		−	628
Provision for credit losses	(456)	(6,410)	(1,738)		−	(8,604)
Depreciation and amortization	(1,370)	(4,293)	(398)		(861)	(6,922)
Other-than-temporary impairment losses recognized in earnings	−	−	(8,466)		(73)	(8,539)
Interest expense	(966)	(10,524)	(5,014)		(3,695)	(20,199)
Loss on sale of loans and investment securities, net	−	−	(11,588)		−	(11,588)
Other income (expense), net	75	79	3,440		(438)	3,156
Pretax loss attributable to noncontrolling interests (2)	54	−	1,549		−	1,603
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	484	2,659	(12,753)		(15,381)	(24,991)
Intercompany interest (expense) income	−	(5,899)	−		5,899	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$484	$(3,240)	$(12,753)		$(9,482)	$(24,991)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2010

NOTE 24 - OPERATING SEGMENTS – (Continued)

	Real estate	Commercial finance	Financial fund management	All other (1)		Total
Year Ended September 30, 2008
Revenues from external customers	$33,283	$93,349	$41,095	$	−	$167,727
Equity in losses of unconsolidated entities	(1,764)	(333)	(13,559)		−	(15,656)
Total revenues	31,519	93,016	27,536		−	152,071
Segment operating expenses	(22,602)	(42,741)	(27,737)		−	(93,080)
General and administrative expenses	(217)	(425)	(3,874)		(11,564)	(16,080)
Gain on sale of leases and loans	−	3,865	−		−	3,865
Provision for credit losses	(500)	(7,505)	(2,622)		−	(10,627)
Depreciation and amortization	(1,093)	(2,412)	(257)		(898)	(4,660)
Other-than-temporary impairment losses recognized in earnings	−	−	(14,467)		−	(14,467)
Interest expense	(1,222)	(27,466)	(14,559)		(4,019)	(47,266)
Loss on sale of loans and investment securities, net	−	−	(17,660)		(14)	(17,674)
Other income (expense), net	288	352	2,441		(45)	3,036
Pretax (income) loss attributable to noncontrolling interests (2)	(61)	(2,178)	6,482		−	4,243
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	6,112	14,506	(44,717)		(16,540)	(40,639)
Intercompany interest (expense) income	−	(5,860)	−		5,860	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$6,112	$8,646	$(44,717)		$(10,680)	$(40,639)

Segment assets
September 30, 2010	$155,434	$81,053	$36,647		$(38,881)	$234,253
September 30, 2009	$148,903	$212,336	$34,596		$(19,995)	$375,840
September 30, 2008	$147,657	$356,671	$274,742		$(20,713)	$758,357

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In accordance with Company policy, certain corporate overhead expenses are allocated to the operating segments based on assets under management, which may be affected by, but not limited to, various market conditions.

        Geographic information.  Revenues generated from the Company’s European operations totaled $3.3 million, $3.2 million and $5.8 million for fiscal 2010, 2009 and 2008, respectively.  The Company, through the CDO issuers it sponsored and consolidated, began to acquire European bank loans in the fourth quarter of fiscal 2006.  Included in segment assets as of September 30, 2010, 2009 and 2008 were $7.1 million, $5.6 million and $5.5 million, respectively, of European assets.

        Major customer.  In fiscal 2010, 2009 and 2008, the management, incentive, servicing and acquisition fees that the Company received from RCC were 12%, 8% and 5%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2010

NOTE 25 – UNAUDITED QUARTERLY FINANCIAL DATA

The following sets forth the Company’s operating results by quarter (in thousands, except share data):

	December 31		March 31	June 30	September 30
Quarterly results for fiscal 2010 (1)
Revenues		$25,422	$19,400	$25,238	$18,668
Operating income (loss)		$4,420	$(1,876)	$(5,134)	$(5,602)
Income (loss) from continuing operations		$588	$(1,845)	$(6,589)	$(9,451)
(Loss)income from discontinued operations	$	−	$(2)	$(1)	$625
Net income (loss)		$588	$(1,847)	$(6,590)	$(8,826)
Less: Net loss attributable to noncontrolling interests		$383	$615	$1,275	$951
Net income (loss) attributable to common shareholders		$971	$(1,232)	$(5,315)	$(7,875)

Basic earnings (loss) per common share:
Continuing operations		$0.05	$(0.06)	$(0.28)	$(0.44)
Net income (loss)		$0.05	$(0.06)	$(0.28)	$(0.41)

Diluted earnings (loss) per common share:
Continuing operations		$0.05	$(0.06)	$(0.28)	$(0.44)
Net income (loss)		$0.05	$(0.06)	$(0.28)	$(0.41)

Quarterly results for fiscal 2009 (2)	December 31	March 31	June 30	September 30
Revenues	$31,960	$27,119	$22,558	$25,891
Operating income (loss)	$3,799	$3,921	$(73)	$2,929
(Loss) income from continuing operations	$(3,678)	$(12,626)	$(113)	$327
Net (loss) income	$(3,603)	$(12,789)	$(191)	$49
Less: Net loss (income) attributable to noncontrolling interests	$383	$1,156	$(13)	$77
Net (loss) income attributable to common shareholders	$(3,220)	$(11,633)	$(204)	$126

Basic (loss) earnings per common share:
Continuing operations	$(0.18)	$(0.62)	$(0.01)	$0.02
Net (loss) income	$(0.18)	$(0.63)	$(0.01)	$0.01

Diluted (loss) earnings per common share:
Continuing operations	$(0.18)	$(0.62)	$(0.01)	$0.02
Net (loss) income	$(0.18)	$(0.63)	$(0.01)	$0.01

(1)	Fiscal 2010 – significant events by quarter:

●	June 30 – included a $7.2 million ($5.9 million net of tax) loss on the sale of leases and loans to RCC ($0.31 per share-diluted).

●
September 30 – reflected a $2.8 million charge for the impairment of intangible assets ($0.16 per share-diluted) as well as a $445,000 impairment charge for other investment securities ($0.03 per share-diluted) and $2.9 million ($0.15 per share diluted) income tax expense for the write-off of an unrealizable deferred tax asset and receivable.  In addition, the Company waived $1.8 million ($0.10 per share-diluted) of commercial finance management fees from four of its investment entities.

(2)	Fiscal 2009 – significant events by quarter:

●	December 31 – included a $4.9 million ($2.3 million net of tax) non-cash impairment charge taken on investments in CDO securities ($0.13 per share-diluted).

●	March 31 – the Company recorded a $11.6 million ($9.1 million net of tax) loss on the sale of bank loans ($0.49 per share diluted).

NOTE 26 – SUBSEQUENT EVENT

The Company has evaluated subsequent events through the filing of this Form 10-K and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

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

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that due to a material weakness in internal control over financial reporting surrounding accounting for income taxes described below in Management’s Annual Report on Internal Control Over Financial Reporting, the Company’s disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our management concluded that, as a result of the following material weakness, our internal control over financial reporting surrounding accounting for income taxes was not effective as of September 30, 2010.

The Company’s processes, procedures and controls related to income taxes were not effective to ensure that amounts related to certain deferred tax assets and liabilities and deferred income tax expense were accurate. The Company did not maintain effective controls over the review and analysis of supporting working papers for the tax balances noted above. As a result these balances required adjustments to be recorded in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2010.  Their report dated December 13, 2010, which is included following this Item 9A, expressed an adverse opinion on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted above, there has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

We developed the following plan to remediate the material weakness in income taxes identified above.  Quarterly, we will analyze and confirm the accuracy of any significant changes in the deferred tax assets and liabilities and on annual basis, we will improve the documentation and institute more formalized review of all of the items comprising the deferred tax assets and liabilities to ensure that the proper balances and valuation allowances are reported.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes and will address the related material weakness that we identified as of September 30, 2010.
(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited Resource America, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

The Company did not maintain effective internal control over accounting for income taxes. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the annual tax provision were not effective to ensure that amounts related to the tax provision and the related current or deferred income tax asset and liability accounts were accurate and recorded in the proper period and determined in accordance with generally accepted accounting principles.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Resource America, Inc. has not maintained effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2010 and 2009 and the related statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2010.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect and our report dated December 13, 2010, which expressed an unqualified opinion on those statements.

We do not express an opinion or any form of assurance on management’s statement referring to post year-end remediation to address the material weakness.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 13, 2010

(Back to Index)

(Back to Index)

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders, to be filed on or before January 28, 2011 (“2011 proxy statement”), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be set forth in our 2011 proxy statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in our 2011 proxy statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in our 2011 proxy statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be set forth in our 2011 proxy statement, which is incorporated herein by this reference.

(Back to Index)

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2010 and 2009
Consolidated Statements of Operations for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Changes in Equity for the Years Ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements − September 30, 2010

2.	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
Schedule III - Investments in Real Estate
Schedule IV – Investments in Mortgage Loans on Real Estate

3.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Note Purchase Agreement (including the form of Senior Note and form of Warrant). (2)
4.2	Indenture between LEAF Funding SPE 1, LLC and U.S. Bank National Association, dated August 20, 2010.
10.1(a)	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto. (3)
10.1(b)	First Amendment and Joinder to Loan and Security Agreement, dated July 18, 2007. (5)
10.1(c)	Second Amendment and Joinder to Loan and Security Agreement, dated November 15, 2007. (5)
10.1(d)
Third Amendment to Loan and Security Agreement, dated August 7, 2008, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) and the other parties hereto. (6)

10.1(e)
Fourth Amendment to Loan and Security Agreement, dated September 30, 2008, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) and the other parties hereto. (7)

10.1(f)
Fifth Amendment to Loan and Security Agreement, dated December 19, 2008, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) and the other parties hereto. (4)

10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (10)
10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (14)
10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (17)
10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (8)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (8)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (8)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (8)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (8)
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

10.7(b)	First Amendment to Receivables Loan and Security Agreement, dated as of December 21, 2006. (9)
10.7(c)	Purchase and Sale Agreement, dated as of October 31, 2006. (9)
10.7(d)	First Amendment to Purchase and Sale Agreement, dated as of December 21, 2006. (9)
10.7(e)	Fifth Amendment to Receivables Loan and Security Agreement, dated as of May 23, 2008. (6)

(Back to Index)

(Back to Index)

10.7(f)	Amended and Restated Fee Letter, dated May 23, 2008. (6)
10.7(g)	Sixth Amendment to Receivables Loan and Security Agreement, dated as of November 13, 2008. (8)
10.8(a)	Credit Agreement, dated July 31, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (11)
10.8(b)	Guaranty and Suretyship Agreement by registrant and Resource Leasing, Inc. in favor of National City Bank. (11)
10.8(c)	First Amendment to Credit Agreement, dated August 14, 2006, by and among LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (12)
10.8(d)	Second Amendment to Credit Agreement, dated December 22, 2006, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (9)
10.8(e)	Third Amendment to Credit Agreement, dated March 14, 2007, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (13)
10.8(f)	Seventh Amendment to Credit Agreement, dated July 31, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank.(18)
10.8(g)	Eighth Amendment to Credit Agreement, dated September 30, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and National City Bank. (18)
10.8(h)
Ninth Amendment to Credit Agreement, dated November 30, 2009, between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank.). (19)

10.8(i)
Tenth Amendment to Credit Agreement, dated January 29, 2010, between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank.). (19)

10.8(j)
Eleventh Amendment to Credit Agreement, dated March 31, 2010, between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank.). (19)

10.8(k)	Twelfth Amendment to Credit Agreement, dated May 14, 2010, between LEAF Financial Corporation, LEAF Funding, Inc. and PNC Bank, National Association (successor by merger to National City Bank.). (20)
12.1	Ratio of Earnings to Fixed Charges.
14.1	Insider Trader Policy (15)
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 27, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 4, 2006 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 17, 2006 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on August 31, 2007 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(18)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and by this reference incorporated herein.

(19)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and by this reference incorporated herein.

(20)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE AMERICA, INC.
December 13, 2010	By: /s/ Jonathan Z. Cohen
JONATHAN Z. Cohen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	December 13, 2010
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	December 13, 2010
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	December 13, 2010
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	December 13, 2010
CARLOS C. CAMPBELL

/s/ Kenneth A. Kind	Director	December 13, 2010
KENNETH A. KIND

/s/ Hersh Kozlov	Director	December 13, 2010
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	December 13, 2010
ANDREW M. LUBIN

/s/ John S. White	Director	December 13, 2010
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	December 13, 2010
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President,	December 13, 2010
ARTHUR J. MILLER	and Chief Accounting Officer
(Principal Accounting Officer)

(Back to Index)

(Back to Index)

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year		Additions Charged to Costs and Expenses		Amounts Written-off Against the Allowance			Balance at End of Year
Allowance for investments in real estate loans:
September 30, 2010		$1,585		$49		$(1,585)			$49
September 30, 2009		$1,129		$456	$	−			$1,585
September 30, 2008		$629		$500	$	−			$1,129

Allowance for investments in commercial finance assets:
September 30, 2010		$3,210		$3,307		$(5,617)			$900
September 30, 2009		$1,750		$6,410		$(4,950	) (1)		$3,210
September 30, 2008		$120		$7,505		$(5,875)			$1,750

Allowance for investments in loans held for investment:
September 30, 2010	$	−	$	−	$	−		$	−
September 30, 2009		$1,595		$1,738		$(3,333	) (2)	$	−
September 30, 2008	$	−		$2,622		$(1,027)			$1,595

Allowance for management fees – commercial finance:
September 30, 2010	$	−		$1,852		$(777)			$1,075
September 30, 2009	$	−	$	−	$	−		$	−
September 30, 2008	$	−	$	−	$	−		$	−

(1)	Includes $1.5 million reduction due to the sale of LCFF.

(2)	Includes $2.6 million reduction due to the sale of Apidos CDO VI.

(Back to Index)

(Back to Index)

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
September 30, 2010
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income is computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Hotel Savannah, GA	$12,005	$10,187	$2,114	$16,505	$3,846	1853	06/30/2005	40 years

Commercial Philadelphia, PA	−	2,874	389	3,263	143	1924	01/9/2009	37 years

Office Building Moberly, MO	1,472	1,866	−	1,866	123	1998	11/30/2007	39 years

Assets of Consolidated Variable Interest Entity (a):
Commercial Retail Elkins West, WV	−	1,600	−	1,600	528	1963	07/01/2003	40 years

	$13,477	$16,527	$2,503	$23,234	$4,640

(a)
The date acquired reflects the date the Company adopted the provisions of Financial Accounting Standards Board (or FASB) Financial Interpretation No. 46;  this pronouncement has been replaced by the FASB Accounting Standards Codification, or ASC, section 810-10);  amounts reflected are on a one-quarter lag (as of June 30, 2010) as permitted under ASC 810-10.

	Years Ended September 30,
	2010	2009	2008
Balance, beginning of year	$25,241	$22,132	$19,410

Additions:
Acquired through foreclosure	−	2,874	−
Improvements, etc.	293	235	2,722
Other – basis adjustments	−	−	−
	25,534	25,241	22,132
Deductions:
Cost of real estate sold	2,300	−	−
Other − write-down	−	−	−

Balance, end of year	$23,234	$25,241	$22,132

(Back to Index)

(Back to Index)

Resource America, Inc.
SCHEDULE IV
Mortgage Loans on Real Estate
September 30, 2010
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest rate	Final maturity date	Periodic payment term	Prior liens	Face amount of mortgage	Carrying amount of mortgage	Principal amount of loan subject to delinquent principal or interest
Second Lien Loan

Office building - Omaha, NE	Fixed interest rate of 8%	8/31/2011	Monthly	$ −	$73	$49	$ −

	Years Ended September 30,
	2010	2009	2008
Balance, beginning of year	$4,447	$15,869	$27,759	(a)

Additions:
Other	2,027	266	4,795	(a)
	6,474	16,135	32,554
Deductions:
Foreclosed loans	−	2,837	−
Collections of principal	4,840	8,851	16,685	(a)
Charge-offs	1,585	−	−
	6,425	11,688	16,685

Balance, end of year	$49	$4,447	$15,869	(a)

(a)	This balance excludes a note receivable (not a mortgage) that related to a partial sale of our interest in a real estate venture. The note was paid-off during fiscal 2009.