Form 10-Q
period 2010-12-31
RESOURCE AMERICA, INC.
filed 2011-02-09
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of outstanding shares of the registrant’s common stock on February 4, 2011 was 19,482,513 shares.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2010	2010
	(unaudited)
ASSETS
Cash	$14,530	$11,243
Restricted cash	5,401	12,018
Receivables	622	1,671
Receivables from managed entities and related parties, net	62,016	66,416
Investments in commercial finance, net	22,286	12,176
Investments in real estate, net	27,462	27,114
Investment securities, at fair value	21,716	22,358
Investments in unconsolidated entities	14,387	13,825
Property and equipment, net	9,364	9,984
Deferred tax assets	42,010	43,703
Goodwill	7,969	7,969
Other assets	5,411	5,776
Total assets	$233,174	$234,253

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$35,661	$38,492
Payables to managed entities and related parties	952	156
Borrowings	65,640	66,110
Deferred tax liabilities	411	411
Total liabilities	102,664	105,169

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 28,171,720 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 732,308 and 741,086, respectively)	274	274
Additional paid-in capital	282,062	281,378
Accumulated deficit	(38,676)	(37,558)
Treasury stock, at cost; 9,118,549 and 9,125,253 shares, respectively	(99,245)	(99,330)
Accumulated other comprehensive loss	(10,431)	(12,807)
Total stockholders’ equity	133,984	131,957
Noncontrolling interests	(3,474)	(2,873)
Total equity	130,510	129,084
	$233,174	$234,253

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2010	2009
REVENUES
Real estate	$6,874	$6,947
Commercial finance	1,476	8,823
Financial fund management	8,330	9,652
	16,680	25,422
COSTS AND EXPENSES
Real estate	5,461	4,727
Commercial finance	4,273	4,575
Financial fund management	6,720	4,704
General and administrative	3,116	3,432
(Gain) loss on sale of leases and loans	(11)	582
Provision for credit losses	1,606	776
Depreciation and amortization	1,125	2,206
	22,290	21,002
OPERATING (LOSS) INCOME	(5,610)	4,420

OTHER INCOME (EXPENSE)
Gain on sale of management contract	6,520	−
Loss on sale of investment securities, net	(1,461)	−
Interest expense	(2,369)	(3,817)
Other income, net	1,086	570
	3,776	(3,247)
(Loss) income from operations before taxes	(1,834)	1,173
Income tax (benefit) provision	(642)	585
Net (loss) income	(1,192)	588
Add: Net loss attributable to noncontrolling interests	625	383
Net (loss) income attributable to common shareholders	$(567)	$971

Basic (loss) income per share attributable to common shareholders:
Net (loss) income	$(0.03)	$0.05
Weighted average shares outstanding	19,076	18,689

Diluted (loss) income per share attributable to common shareholders:
Net (loss) income	$(0.03)	$0.05
Weighted average shares outstanding	19,076	18,962

Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED DECEMBER 31, 2010
(in thousands)
(unaudited)

	Attributable to Common Shareholders
					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Stock	(Loss) Income	Equity	Interest	Equity	(Loss) Income
Balance, October 1, 2010	274	$281,378	(37,558)	$(99,330)	$(12,807)	$131,957	$(2,873)	$129,084
Net loss	−	−	(567)	−	−	(567)	(625)	(1,192)	$(1,192)
Treasury shares issued	−	(45)	−	85	−	40	−	40	−
Stock-based compensation	−	57	−	−	−	57	−	57	−
Restricted stock awards	−	672	−	−	−	672	12	684	−
Cash dividends	−	−	(551)	−	−	(551)	−	(551)	−
Other comprehensive income	−	−	−	−	2,376	2,376	12	2,388	2,388
Balance, December 31, 2010	274	$282,062	$(38,676)	$(99,245)	$(10,431)	$133,984	$(3,474)	$130,510	$1,196

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,192)	$588
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,911	3,173
Provision for credit losses	1,606	776
Equity in earnings of unconsolidated entities	(1,427)	(3,405)
Distributions from unconsolidated entities	663	1,261
(Gain) loss on sale of leases and loans	(11)	582
Loss on sale of investment securities, net	1,461	−
Gain on resolution of assets	−	(244)
Gain on sale of management contract	(6,520)	−
Deferred income tax benefit	422	34
Equity-based compensation issued	781	1,120
Equity-based compensation received	(57)	(375)
Decrease in commercial finance investments	−	8,386
Changes in operating assets and liabilities	(611)	(13,049)
Net cash used in operating activities	(2,974)	(1,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38)	(118)
Investments in unconsolidated real estate entities	(283)	−
Purchase of commercial finance assets	(10,690)	−
Proceeds from sale of management contract	9,095	−
Purchase of loans and investments	−	(1,640)
Proceeds from sale of loans and investment securities	2,946	2,274
Net cash provided by investing activities	1,030	516

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	1,000	45,701
Principal payments on borrowings	(1,908)	(62,326)
Dividends paid	(551)	(540)
Decrease (increase) in debt financing costs	73	(496)
Decrease in restricted cash	6,617	510
Net cash provided by (used in) financing activities	5,231	(17,151)

Increase (decrease) in cash	3,287	(17,788)
Cash at beginning of year	11,243	26,197
Cash at end of period	$14,530	$8,409

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The consolidated financial statements and the information and tables contained in these notes as of December 31, 2010 and for the three months ended December 31, 2010 and 2009 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“fiscal 2010”).  The results of operations for the three months ended December 31, 2010 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2011 (“fiscal 2011”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the Company’s accounts and the accounts of the Company’s majority-owned and/or controlled subsidiaries.  The Company also consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities.  Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE.  The entity that has both of these characteristics is deemed to be the primary beneficiary and required to consolidate the VIE. This assessment must be done on an ongoing basis. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.  All intercompany accounts and transactions have been eliminated.

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of December 31 and September 30, 2010, the Company had one such variable interest that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 9 for additional disclosures pertaining to VIEs.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2010 consolidated financial statements to conform to the fiscal 2011 presentation.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Financing Receivables

Receivables from Managed Entities.  The Company performs a review of the collectability of its receivables from managed entities on a periodic basis.  With respect to the receivables from its commercial finance investment partnerships, if upon review there is an indication of impairment, the Company will analyze the future cash flows of the partnership, which takes into consideration several assumptions by management, specifically concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities for which there are indications of impairment, the Company estimates the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balance and priority distributions due to the investors in the entity.

Investments in Commercial Finance.  The Company’s investments in commercial finance consist primarily of equipment loans, direct financing leases, operating leases and future payment card receivables.

Equipment Loans. For term loans, the investment consists of the sum of the total future minimum loan payments receivable less unearned finance income.  Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the original cost of the loan.  For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

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

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three months ended December 31, 2010 and 2009.

Future payment card receivables.  Additionally, the Company has provided capital advances to small businesses based on future credit card receipts.  The entire portfolio of future payment card receivables is on the cost recovery method whereby no income is recognized until the basis of the future payment card receivable has been fully recovered.

Allowance for credit losses.  The Company evaluates the adequacy of the allowance for credit losses in commercial finance receivables based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  The Company fully reserves, net of recoveries, all leases and loans after they are 180 days past due.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Servicing and Repurchase Liabilities

The Company routinely sells its investments in commercial finance assets held for sale to its affiliated leasing partnerships and RCC, as well as to third parties. Leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases is deemed surrendered when (1) the leases have been transferred to the leasing partnership, RCC or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Company does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  Subsequent to these sales, the Company typically remains as the servicer for the leases and loans sold for which it generally receives a servicing fee of approximately 1% of the book value of the serviced portfolio.  Historically, the assets and liabilities associated with the respective servicing agreements were typically not material and offsetting and, as such, were not reflected in the Company’s consolidated financial statements.

However, in fiscal 2010, the Company sold a portfolio of leases and loans to RCC, on a servicing retained basis, for which it will not be receiving any servicing fees.  Accordingly, the Company recorded a $2.5 million liability as of September 30, 2010 for the present value of the estimated cost to service the portfolio.  As of December 31, 2010, the unamortized servicing liability approximated $2.3 million.  Additionally, RCC has the option to return, and the Company has the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, the Company recorded a $3.0 million estimated liability based on estimated future default rates.  During the three months ended December 31, 2010, the Company reduced the reserve by $799,000 to $2.2 million as a result of defaulted leases.

In conjunction with the formation of LEAF Commercial Capital, Inc. (“LEAF Commercial”) in January 2011 (see Note 20 - Subsequent Events), the servicing and repurchase liabilities to RCC were eliminated.

Goodwill

Goodwill has an indefinite life and is not amortized.  Instead, a review for impairment is performed at least annually on May 31st or more frequently if events and circumstances indicate impairment might have occurred.  Goodwill is tested at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of December 31, 2010:

Performing Step 2 of the Goodwill Impairment Test:  In December 2010, the FASB issued guidance which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  This guidance became effective for the Company beginning October 1, 2011.  The Company’s adoption of this guidance did not have a significant effect on its consolidated financial statements, results of operations and cash flows.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards – (Continued)

Newly-Adopted Accounting Principles

The Company adopted the following guidance  during the first quarter of fiscal 2011:

Transfers of financial assets - In June 2009, the FASB amended prior guidance on Accounting for Transfers of Financial Assets.  The new pronouncement changes the derecognition guidance for the transferors of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures about all transfers of financial assets.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses - In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The Company has provided the required disclosures in the notes to its consolidated financial statements.

Variable Interest Entities - In June 2009, the FASB issued guidance to revise the approach to determine when a VIE should be consolidated.  The new consolidation model for VIEs considers whether the company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and to provide additional disclosures.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Three Months Ended December 31,
	2010		2009
Cash paid during the period for:
Interest		$1,563	$2,903
Income taxes		$19	$404

Non-cash activities include the following:
Fair value of warrants recorded as a discount to the Senior Notes	$	−	$2,339

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 4 – FINANCING RECEIVABLES

The disclosures in this footnote are required per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is the age analysis of past due financing receivables (presented gross of allowance for credit losses) as of December 31, 2010 (in thousands):

	30-89 days past due	Greater than 90 days	Greater than 181 days	Total past due	Current	Total
Receivables from managed entities and related parties (1):
Commercial finance investment entities	$920	$2,261	$36,254	$39,435	$806	$40,241
Real estate investment entities	1,358	1,571	15,454	18,383	1,309	19,692
Financial fund management entities	−	−	−	−	2,538	2,538
RCC	−	−	−	−	1,615	1,615
Other	−	−	−	−	416	416
	2,278	3,832	51,708	57,818	6,684	64,502
Investments in commercial finance:
Leases and loans	54	85	9	148	22,090	22,238
Future payment card receivables	−	−	258	258	−	258
	54	85	267	406	22,090	22,496
Total financing receivables	$2,332	$3,917	$51,975	$58,224	$28,774	$86,998

(1)
The amount receivable from the commercial finance investment entities is presented gross of a $2.5 million allowance for credit losses.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table summarizes the Company’s financing receivables on nonaccrual status as of December 31 and September 30, 2010 (in thousands):

	December 31,	September 30,
	2010	2010
Investments in commercial finance:
Leases and loans	$94	$930
Future payment credit receivables	258	316
Investments in real estate - loans	−	49
Total	$352	$1,295

The following table provides information about the credit quality of the Company’s commercial finance assets as of December 31, 2010 (in thousands):

	Lease	Future payment
	and loans	card receivables	Total
Performing	$22,144	$ −	$22,144
Nonperforming	94	258	352
Total	$22,238	$258	$22,496

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table summarizes the activity in the allowance for credit losses for all financing receivables for the Company for the three months ended December 31, 2010 (in thousands):

		Investments in commercial finance
	Receivables from managed entities	Leases and loans		Future payment card receivables		Investment in real estate loans		Total
Balance, beginning of year	$1,075		$770		$130		$49	$2,024
Provision for credit losses	1,411		183		12		−	1,606
Charge-offs	−		(1,000)		(26)		(49)	(1,075)
Recoveries	−		127		14		−	141
Balance, end of period	$2,486		$80		130	$	−	$2,696

Ending balance, individually evaluated for impairment	$2,486	$	−	$	−	$	−	$2,486
Ending balance, collectively evaluated for impairment	−		80		130		−	210
Balance, end of period	$2,486		$80		$130	$	−	$2,696

The Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2010 relate to the balance in allowance for credit losses as follows (in thousands):

		Investments in commercial finance
	Receivables from managed entities commercial finance	Leases and loans	Future payment card receivables		Total
Ending balance, individually evaluated for impairment	$23,663	$9	$	−	$23,672
Ending balance, collectively evaluated for impairment	−	85		258	343
Balance, end of period	$23,663	$94		258	$24,015

The following table summarizes the activity in the allowance for credit losses for all financing receivables for the Company for the three months ended December 31, 2009 (in thousands):

			Investments in commercial finance
	Receivables from managed entities, net		Leases and loans	Future payment card receivables	Investment in real estate loans	Total
Balance, beginning of year	$	−	$570	$2,640	$1,585	$4,795
Provision for credit losses		−	638	138	−	776
Charge-offs		−	(688)	(558)	−	(1,246)
Recoveries		−	−	−	−	−
Balance, end of period	$	−	$520	2,220	$1,585	$4,325

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table discloses the Company’s impaired financing receivables as of December 31, 2010 (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance		Average Investment in Impaired Assets
Financing receivables without a specific valuation allowance:
Receivables from managed entities – commercial finance	$16,353	$16,353	$	−	$15,943
Leases and loans	−	−		−	−
Future payment card receivables	−	−		−	−

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	4,824	7,310		2,486	7,403
Leases and loans	41	94		53	813
Future payment card receivables	128	258		130	421

Total:
Receivables from managed entities – commercial finance	21,177	23,663		2,486	23,346
Leases and loans	41	94		53	813
Future payment card receivables	128	258		130	421

NOTE 5 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	December 31,	September 30,
	2010	2010
Loans (1)	$2,160	$1,661
Direct financing leases, net	16,381	8,888
Future payment card receivables, net	258	316
Assets subject to operating leases, net (2)	3,697	2,211
Allowance for credit losses	(210)	(900)
Investments in commercial finance, net	$22,286	$12,176

(1)	The interest rates on loans generally range from 8% to 14%.

(2)	Net of accumulated depreciation of $337,000 and $96,000, respectively, as of December 31 and September 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 5 – INVESTMENTS IN COMMERCIAL FINANCE – (Continued)

The components of direct financing leases are as follows (in thousands):

	December 31,	September 30,
	2010	2010
Total future minimum lease payments receivable	$18,979	$10,467
Initial direct costs, net of amortization	321	156
Unguaranteed residuals	872	421
Security deposits	(102)	(102)
Unearned income	(3,689)	(2,054)
Investments in direct financing leases, net	$16,381	$8,888

NOTE 6 – INVESTMENTS IN REAL ESTATE

The following is a summary of the carrying value of the Company’s investments in real estate (in thousands):

	December 31,	September 30,
	2010	2010
Real Estate ventures	$10,171	$9,727
Property owned, net of accumulated depreciation of $4,188 and $3,989	17,291	17,387
Investments in real estate, net	$27,462	$27,114

NOTE 7 − INVESTMENT SECURITIES

        Components of investment securities are as follows (in thousands):

	December 31,	September 30,
	2010	2010
Available-for-sale securities	$20,664	$21,530
Trading securities	1,052	828
Total investment securities, at fair value	$21,716	$22,358

Trading Securities.  The Company held 103,494 and 123,719 shares of The Bancorp, Inc. (“TBBK”) common stock valued at $1.1 million and $828,000 (NASDAQ: TBBK) as of December 31 and September 30, 2010, respectively, in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer.  The Company sold 20,225 shares of TBBK during the three months ended December 31, 2010 and recognized a gain on the sale of $9,000.  In addition, the Company had an unrealized gain of $374,000 on the shares of TBBK that it held for the three months ended December 31, 2010.  There was no trading gain or loss on TBBK shares for the three months ended December 31, 2009.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 7 − INVESTMENT SECURITIES – (Continued)

The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
December 31, 2010:
CDO securities	$1,189	$1,244	$	−	$2,433
Equity securities	32,190	84		(14,043)	18,231
Total	$33,379	$1,328		$(14,043)	$20,664

September 30, 2010:
CDO securities	$5,515	$1,047		$(339)	$6,223
Equity securities	31,847	18		(16,558)	15,307
Total	$37,362	$1,065		$(16,897)	$21,530

The CDO securities represent the Company’s retained equity interests in three and four CDO issuers that it has sponsored and manages as of December 31 and September 30, 2010, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations and the credit quality of the underlying assets held by the CDO issuers which, accordingly, has an impact on their fair value.

The Company holds 2.4 million shares of RCC common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share).  The Company also holds 18,972 shares of TBBK common stock that are not a part of the SERP assets.  A portion of these investments are pledged as collateral on the Company’s secured corporate credit facility.

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value		Unrealized Losses		Number of Securities
December 31, 2010:
CDO securities	$	−	$	−	−	$	−	$	−	−
Equity securities		−		−	−		18,038		(14,043)	1
Total	$	−	$	−	−		$18,038		$(14,043)	1

September 30, 2010:
CDO securities	$	−	$	−	−		$3,980		$(339)	1
Equity securities		−		−	−		15,181		(16,558)	1
Total	$	−	$	−	−		$19,161		$(16,897)	2

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  The primary inputs used in producing the internally generated expected cash flows models to determine the fair value of these CDO investments are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (98% for the first year, 99% thereafter) and (v) discount rate (20%).  Specifically, with respect to its evaluation of its investment in RCC, the Company also takes into consideration its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of interests it owns (in thousands, except percentages):

	Range of Combined Ownership Interests	December 31, 2010	September 30, 2010
Real estate investment entities	2% – 10%	$8,983	$9,317
Financial fund management partnerships	5% − 11%	4,594	3,705
Trapeza entities	33% − 50%	810	737
Commercial finance investment entities	1% − 6%	−	66
Investments in unconsolidated entities		$14,387	$13,825

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

NOTE 9 – VARIABLE INTEREST ENTITIES

In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including CLOs and CDOs.  Since the Company serves as the asset manager for the investment entities it sponsored and manages, the Company is generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In the case of an interest in a VIE managed by the Company, the Company will perform an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.

Consolidated VIE

The following table reflects the assets and liabilities of a real estate VIE that were included in the Company’s consolidated balance sheets as of December 31 and September 30, 2010, respectively (in thousands):

	December 31,	September 30,
	2010	2010
Property and equipment, net	$1,040	$1,072
Accrued expenses and other liabilities	$388	$416

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 9 – VARIABLE INTEREST ENTITIES – (Continued)

VIEs Not Consolidated

The Company’s investments in RCC, Resource Real Estate Opportunity REIT, Inc. ("RRE Opportunity REIT") fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in CDOs (“Apidos entities”), trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2010.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheet that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these identified nonconsolidated VIEs in which it holds variable interests at December 31, 2010 (in thousands):

	Receivables from managed entities and related parties, net (1)	Investments	Maximum exposure to loss in non-consolidated VIEs
RCC	$1,360	$18,038	$19,398
RRE Opportunity REIT	−	204	204
Apidos entities	2,038	2,433	4,471
Ischus entities	328	−	328
Trapeza entities	−	810	810
	$3,726	$21,485	$25,211

(1)	Exclusive of expense reimbursements due to the Company.

NOTE 10 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31,		September 30,
	2010		2010
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Guggenheim Securities, LLC - bridge financing	$21,750	$21,750	$20,750
Corporate:
TD Bank, N.A. - secured revolving credit facility (1)	$12,793	12,793	14,127
Senior Notes, net (2)		14,755	14,317
Note payable to RCC		1,939	2,000
Other debt		14,403	14,916
Total borrowings outstanding		$65,640	$66,110

(1)	Borrowings outstanding do not reflect letters of credit of $401,000 at December 31 and September 30, 2010; rather, the amount of the facility as shown has been reduced accordingly.

(2)
The Company’s outstanding Senior Notes are reflected net of an unamortized discount of $4.1 million and $4.5 million at December 31 and September 30, 2010, respectively, related to the fair value of detachable warrants issued with the Senior Notes.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

Commercial Finance – Bridge Financing

Guggenheim Securities, LLC and its affiliate (“Guggenheim”).  LEAF Financial Corporation (“LEAF”), the Company’s commercial finance subsidiary, has a short-term bridge loan pursuant to which it may borrow up to $21.8 million.  The loan is in the form of a series of notes and is secured by equipment leases and loans.  Guggenheim is the lender under the notes and it releases funds as LEAF originates leases and notes.  Interest and principal are due on each class of notes on a monthly basis.  As of December 31, 2010, the principal balance of notes outstanding was $21.8 million, of which $1.3 million was held in escrow included in restricted cash.  The weighted average borrowings for the three months ended December 31, 2010 were $20.9 million at a weighted average interest rate of 10.8%.  LEAF is engaged in ongoing discussions with Guggenheim to extend the bridge loan which matures on February 20, 2011.  If the bridge loan is not extended, LEAF has the option to repay the bridge loan with proceeds from a new $150 million revolving credit facility arranged by Guggenheim (see Note 20 – Subsequent Events).

Corporate – Secured Revolving Credit Facility

TD Bank, N.A. (“TD Bank”).  The Company has had a revolving credit facility with TD Bank since May 2007.  The interest rate on borrowings is either (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5%.  In addition, the Company is charged a 5.25% fee on a $401,000 outstanding letter of credit.  The facility requires monthly principal payments of $150,000.  The December 31, 2010 principal balance on the facility was $12.8 million, the maximum amount available (as reduced for letters of credit).  The line matures on October 15, 2011.

Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,743,081 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.  Weighted average borrowings for three months ended December 31, 2010 and 2009 were $13.8 million and $21.6 million, respectively, at an effective interest rate of 10.9% and 11.2%, respectively.  As of December 31, 2010, the line was fully utilized.

The facility also requires that the Company repay 30% of the aggregate net proceeds (i.e., gross proceeds less the reasonable and customary costs and expenses) for certain sales of assets.  Included in restricted cash at December 31, 2010 is $2.2 million of proceeds from the sale of the Company’s management contract for Resource Europe CLO I (“REM I”).  TD Bank is allowing the Company to defer the repayment of the line with these funds until October 2011.

Corporate – Senior Notes

In September and October 2009, the Company completed a private offering to certain senior executives and shareholders with the sale of $18.8 million of Senior Notes due 2012 with 5-year detachable warrants to purchase 3,690,195 shares (at a weighted average exercise price of approximately $5.11 per share).  The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  The proceeds from the Senior Notes were allocated to the Senior Notes and the warrants based on their relative fair values. The weighted average interest rate inclusive of the discount for the warrants was 21.1% and 18.6% for the three months ended December 31, 2010 and 2009, respectively.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending December 31, and thereafter, are as follows (in thousands):

2011	$47,414
2012	18,891
2013	54
2014	33
2015	1,963
Thereafter	1,349
$69,704

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

Covenants

The TD Bank corporate credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.

The Company was in compliance with all of its debt covenants as of December 31, 2010.

NOTE 11 – SERVICING LIABILITY – COMMERCIAL FINANCE

During fiscal 2010, the Company sold a portfolio of leases and loans to RCC.  Although it remained as the servicer for the portfolio, the Company agreed not to charge any servicing fees.  Accordingly, the Company recorded a $2.5 million liability for the present value of the estimated costs to service the portfolio.  The table below summarizes the activity for the servicing liability (in thousands):

Three Months Ended
December 31,
2010
Balance, beginning of year	$(2,362)
Amortization (1)	88
Balance, end of period	$(2,274)

(1)	Amortization of the servicing liability is included in commercial finance revenues in the consolidated statements of operations.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2010	2009
Net (loss) income	$(1,192)	$588

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(634), and $(61)	1,013	(119)
Less: reclassification for realized losses, net of tax of $564 and $80	906	126
	1,919	7
Minimum pension liability adjustment, net of tax of $0 and $(5)	−	5
Less: reclassification for realized losses, net of tax of $32 and $30	43	38
Unrealized gains on hedging contracts, net of tax of $41 and $59	58	91
Foreign currency translation loss	−	(131)
Less: reclassification for realized foreign currency translation losses	368	−
Comprehensive income	1,196	598
Add: Comprehensive loss attributable to noncontrolling interests	613	416
Comprehensive income attributable to common shareholders	$1,809	$1,014

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 12 – COMPREHENSIVE INCOME – (Continued)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	Foreign Currency Translation Adjustments		SERP Pension Liability	Total
Balance, beginning of year, net of tax of $(6,071), $(146), $0 and $(1,966)	$(9,761)	$(171)		$(368)	$(2,507)	$(12,807)
Current period changes	1,919	46		368	43	2,376
Balance, end of period, net of tax of $(4,872), $(102), $0 and $(1,935)	$(7,842)	$(125)	$	−	$(2,464)	$(10,431)

(1)
Included in accumulated other comprehensive loss as of December 31 and September 30, 2010 is a net unrealized loss of $125,000 (net of tax benefit of $102,000 and noncontrolling interest of $13,000) and a net unrealized loss of $171,000 (net of tax benefit of $146,000 and noncontrolling interest of $25,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF, in which the Company owns an equity interest.  The Company has no other hedging activity as of December 31 and September 30, 2010.

NOTE 13 − EARNINGS PER SHARE

Basic earnings per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period, inclusive of nonvested share-based awards that are entitled to receive non-forfeitable dividends.  The diluted earnings per share (“Diluted EPS”) computation takes into account the effect of potential dilutive common shares.  Potential common shares, consisting primarily of stock options, warrants and director deferred shares, are calculated using the treasury stock method.

The following table presents a reconciliation of the components used in the computation of Basic and Diluted EPS (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Shares (1)
Basic shares outstanding	19,076	18,689
Dilutive effect of equity award plans	−	273
Dilutive shares outstanding	19,076	18,962

(1)
Due to the losses incurred for the three months ended December 31, 2010, stock options and warrants outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation.  Excluded were outstanding options to purchase 2.5 million million shares of common stock, at a weighted average exercise price of $32.38.  Also excluded from Diluted EPS shares for the three months ended December 31, 2010 and 2009, respectively, were outstanding warrants to purchase 3.6 million shares of common stock at an average exercise price of $5.11 and 69,300 shares of unvested restricted stock at a fair value of $16.42 per share outstanding that did not have dividend rights.

NOTE 14 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed an application under the voluntary correction program ("VCP") with the Internal Revenue Service (“IRS”) in order to correct certain compliance errors that were made with respect to the ESOP.  The IRS has concluded the VCP process and the Company and the IRS are finalizing the the corrections required under the VCP compliance statement.    Furthermore, the Department of Labor (“DOL”) is auditing the ESOP and the Resource America, Inc. Investment Savings Plan (“401(k) Plan”) for the plan years from 2005 to 2009 (the "DOL Audit").  The DOL has issued a closing letter to the Company with respect to the ESOP and has closed the audit of the ESOP without any significant changes or corrections required.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 14 – BENEFIT PLANS – (Continued)

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  The Company will match 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1,000 hours of service and having been employed by the Company for one year.  The match contribution vests over a period of five years.  In May 2010, the Company discovered errors in the calculation of the employer match and the calculation of the vested percentages for some employees.  The Company has paid the majority of the corrections to the Plan, and will remit the balance in early 2011 after the adjustment for the 2010 plan year has been completed.  In January 2011, the Company filed for approval of the corrections under the VCP.  Furthermore, as referred to above, the DOL is auditing the 401(k) Plan for the plan years from 2005 to 2009.  The DOL Audit of the 401(k) Plan is in the process of being completed with the Company agreeing to pay approximately $33,000, representing interest, into the 401(k) Plan in connection with late deposits of pre-tax deferrals.  The DOL has indicated that there are no other substantive issues and, once the matter is resolved with respect to the late deposits, the DOL will close the DOL Audit without further changes.

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The Company held 103,494 and 123,719 shares of TBBK common stock at December 31 and September 30, 2010 as well as $1,000 and $50,000 in cash as of December 31 and September 30, 2010, respectively, to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Interest costs	$92	$106
Expected return on plan assets	(17)	(15)
Amortization of actuarial loss	74	68
Net cost	$149	$159

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	December 31,	September 30,
	2010	2010
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$37,755	$41,722
Real estate investment entities	19,692	18,491
Financial fund management investment entities	2,538	3,065
RCC	1,615	2,811
Other	416	327
Receivables from managed entities and related parties, net	$62,016	$66,416
Payables to managed entities and related parties:
Real estate investment entities	$184	$122
RCC	768	34
Payables to managed entities and related parties	$952	$156

(1)
Reflects discounts of $30,000 and $263,000 recorded in fiscal 2010 and 2009, respectively, in connection with management fees and reimbursed expenses that the Company expects to receive in the future.  In addition, the Company has recorded a $2.5 million reserve for credit losses related to management fees owed from one of its investment entities that, based on a change in estimated cash distributions, is not expected to be collectible.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended December 31,
	2010	2009
Fees from unconsolidated investment entities:
Real Estate(1)	$3,060	$1,897
Commercial Finance(2)	−	4,051
Financial Fund Management(3)	1,594	1,029
RCC -
Management, incentive and servicing fees	3,910	2,489
Reimbursement of expenses	468	392
Dividends received	611	548
RRE Opportunity REIT – reimbursement of costs and expenses	433	−
Atlas Energy, Inc. - reimbursement of net costs and expenses	190	259
1845 Walnut Associates Ltd - payment of rent and operating expenses	(161)	(148)
9 Henmar LLC - payment of broker/consulting fees	(21)	(25)
Ledgewood P.C. - payment for legal services	(41)	(156)

(1)	Reflects discounts of $113,000 and $52,000 recorded in the three months ended December 31, 2010 and 2009, respectively, in connection with management fees the Company expects to receive in the future.

(2)
During the three months ended December 31, 2010 and 2009, the Company waived $2.4 million and $224,000, respectively, of its fund management fees from four and one of its investment entities, respectively

(3)	Excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships for the three months ended December 31, 2009.

Relationship with RCC.  LEAF originates and manages commercial finance assets on behalf of RCC.  During the three months ended December 31, 2010, LEAF sold $2.3 million of commercial finance assets to RCC.  At December 31, 2010, the balance the Company owes to RCC includes $799,000 as a result of defaulted leases within one of RCC's affiliated entities.  There were no lease or loan transactions between LEAF and RCC during the three months ended December 31, 2009.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s Chief Executive Officer and President.  TBBK provides banking and operational services for one of LEAF’s subsidiaries.  For the three months ended December 31, 2010 and 2009, the Company paid $2,300 and $6,000, respectively, in fees to TBBK.  Additionally, the Company had $33,000 and $67,000 in deposit accounts at TBBK at December 31, 2010 and 2009, respectively.  The Company sold 20,225 shares of TBBK common stock held for the SERP for $159,000 and realized a gain on the sale of $9,000.

Transactions between LEAF and Its Investment Partnerships.  LEAF originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  LEAF sold $30.9 million of leases and loans during the three months ended December 31, 2009 to the LEAF Funds.  There were no sales of leases and loans to the LEAF Funds during the three months ended December 31, 2010.

NOTE 16 − OTHER INCOME, NET

The following table details the Company’s other income, net (in thousands):

	Three Months Ended December 31,
	2010	2009
RCC dividend income	$611	$548
Unrealized gains on trading securities	374	−
Interest income	125	81
Other expense, net	(24)	(59)
Other income, net	$1,086	$570

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
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

As of December 31, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$19,283	$		$2,433	$21,716
Investment in RRE Opportunity REIT	−		204	−	204
Retained financial interest-commercial finance	−		−	197	197
Total	$19,283		$204	$2,630	$22,117

As of September 30, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$16,135	$	−	$6,223	$22,358
Investment in RRE Opportunity REIT	−		204	−	204
Retained financial interest – commercial finance	−		−	273	273
Total	$16,135		$204	$6,496	$22,835

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

Investment in RRE Opportunity REIT.  During the offering period for RRE Opportunity REIT, the Company has valued its investment in the common shares of RRE Opportunity REIT at the current offering price of $10.00 per share and valued its investment in the convertible shares of RRE Opportunity REIT at the offering price of $1.00 per share, the price at which it acquired such shares (Level 2).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 17 – FAIR VALUE – (Continued)

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

Servicing liability.  During fiscal 2010, the Company sold a portfolio of leases and loans to RCC.  Although it remained as the servicer for the portfolio, the Company agreed not to charge servicing fees.  Accordingly, the Company recorded a servicing liability based on the present value of 1% of the portfolio sold (Level 3).  This liability was eliminated as a result of the January 2011 formation of LEAF Commercial (see Note 20 – Subsequent Events).

The following table presents additional information about for assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the three months ended December 31, 2010 and fiscal year ended September 30, 2010 (in thousands):

		Retained
	Investment	Financial
	securities	Interest
For the Three Months Ended December 31, 2010
Balance, beginning of period	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,710)	−
Loss on sale of investment securities, net	(1,470)	−
Payments received	−	(76)
Change in unrealized losses included in accumulated other comprehensive loss	390	−
Balance, end of period	$2,433	$197

For the Fiscal Year Ended September 30, 2010
Balance, beginning of period	$8,245	$ −
Purchases, sales, issuances and settlements, net	(2,985)	299
Change in unrealized losses included in accumulated other comprehensive loss	1,894	−
Other-than-temporary impairment loss	(480)	−
Loss on sale of investment securities, net	(451)	−
Payments received and leases returned	−	(26)
Balance, end of period	$6,223	$273

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 17 – FAIR VALUE – (Continued)

      The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
December 31, 2010
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$40	$40
Receivables from managed entities – commercial finance and real estate		−		−	6,799	6,799
Total	$	−	$	−	$6,839	$6,839

September 30, 2010
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$190	$190
Receivables from managed entities		−		−	9,922	9,922
Total	$	−	$	−	$10,112	$10,112
Liabilities:
Servicing liability	$	−	$	−	$2,478	$2,478
Senior Notes		−		−	2,239	2,239
Total	$	−	$	−	$4,717	$4,717

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The fair value of financial instruments was as follows (in thousands):

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities(1)	$62,016	$54,120	$66,416	$60,204
Investments in commercial finance - loans	2,160	2,150	1,661	1,011
	$64,176	$56,270	$68,077	$61,215
Borrowings: (2)
Commercial finance debt	$21,750	$21,750	$20,750	$20,750
Corporate secured revolving credit facilities	12,793	12,793	14,127	14,127
Real estate debt	11,972	11,430	12,005	11,265
Senior Notes	14,755	17,394	14,317	16,884
Other debt	4,370	3,331	4,911	3,916
	$65,640	$66,698	$66,110	$66,942

(1)
Certain of the receivables from managed entities at December 31 and September 30, 2010 have been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for liquidity risk.

(2)
The carrying value of the Company’s corporate secured revolving credit facility approximates its fair value because of its variable interest rates.  The carrying value of the Company’s commercial finance debt approximates its fair value due to its recent issuance at December 31, 2010.  The Company’s real estate debt and other debt fair values are estimated using current interest rates for similar loans.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes.  This disclosure excludes instruments valued on a recurring basis.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Broker-Dealer Capital Requirement.  Chadwick serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of December 31 and September 30, 2010, respectively.  As of December 31 and September 30, 2010, Chadwick’s net capital was $329,000 and $393,000, respectively, which exceeded the minimum requirements by $229,000 and $277,000, respectively.

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share) and as a result of these transactions, reduced its clawback liability to $1.2 million at December 31 and September 30, 2010.  Additionally, the Company made a payment in December 2010 that further reduced its clawback liability by $67,000.

Reserve for Repurchase Commitment.  In the third and fourth quarters of fiscal 2010, the Company sold a portfolio of leases and loans to RCC in which RCC has the option to return, and the Company has the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, the Company recorded a $3.0 million estimated liability based on estimated future default rates.  During the three months ended December 31, 2010, the Company reduced the reserve by $799,000 to $2.2 million as a result of defaulted leases.  In conjunction with the formation of LEAF Commercial in January 2011 (see Note 20 - Subsequent Events), this liability was eliminated.

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, initiated a lawsuit now captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., United States District Court, Southern District of New York, No. 10 Civ. 4421, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC (“TCM”).  The Company owns a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.

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

Real Estate Commitments.  In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of certain specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of such events or if the Company’s net worth falls below $80.0 million.  The Company’s obligation runs through December 31, 2014.  In addition, the Company agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, such triggering events have not occurred and, accordingly, the Company has not recorded any liability relating to these agreements.  In addition, no collateral events occurred during the three months ended December 31, 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 18 - COMMITMENTS AND CONTINGENCIES – (Continued)

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

As of December 31, 2010, except for the clawback liability recorded for the two Trapeza entities, the reserve for the lease and loan repurchase commitment and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.  The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)		Total
Three Months Ended December 31, 2010
Revenues from external customers	$6,791	$1,787	$6,675	$	−	$15,253
Equity in earnings (losses) of unconsolidated entities	83	(311)	1,655		−	1,427
Total revenues	6,874	1,476	8,330		−	16,680
Segment operating expenses	(5,461)	(4,273)	(6,720)		−	(16,454)
General and administrative expenses	(97)	−	(994)		(2,025)	(3,116)
Gain on sale of leases and loans	−	11	−		−	11
Provision for credit losses	−	(1,606)	−		−	(1,606)
Depreciation and amortization	(315)	(628)	(45)		(137)	(1,125)
Interest expense	(275)	(611)	−		(1,483)	(2,369)
Gain on sale of management contract	−	−	6,520		−	6,520
Gain (loss) on sale of investment securities	−	−	(1,470)		9	(1,461)
Other income, net	122	2	659		303	1,086
Pretax (income) loss attributable to noncontrolling interests (2)	(4)	967	−		−	963
Income (loss) including noncontrolling interests before intercompany interest expense and income taxes	844	(4,662)	6,280		(3,333)	(871)
Intercompany interest (expense) income	−	(1,554)	−		1,554	−
Income (loss) from operations including noncontrolling interests before taxes	$844	$(6,216)	$6,280		$(1,779)	$(871)
Three Months Ended December 31, 2009
Revenues from external customers	$6,703	$9,437	$5,877	$	−	$22,017
Equity in earnings (losses) of unconsolidated entities	244	(614)	3,775		−	3,405
Total revenues	6,947	8,823	9,652		−	25,422
Segment operating expenses	(4,727)	(4,575)	(4,704)		−	(14,006)
General and administrative expenses	(72)	(119)	(849)		(2,392)	(3,432)
Loss on sales of leases and loans	−	(582)	−		−	(582)
Provision for credit losses	−	(776)	−		−	(776)
Depreciation and amortization	(343)	(1,613)	(58)		(192)	(2,206)
Interest expense	(251)	(2,040)	(1)		(1,525)	(3,817)
Other income (expense), net	74	−	548		(52)	570
Pretax loss attributable to noncontrolling interests (2)	6	646	8		−	660
Income (loss) including noncontrolling interests before intercompany interest expense and and income taxes	1,634	(236)	4,596		(4,161)	1,833
Intercompany interest (expense) income	−	(1,572)	−		1,572	−
Income (loss) from operations including noncontrolling interests before taxes	$1,634	$(1,808)	$4,596		$(2,589)	$1,833

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2010
(unaudited)

NOTE 19 − OPERATING SEGMENTS – (Continued)

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)	Total
Segment assets:
December 31, 2010	$155,930	$76,646	$41,889	$(41,291)	$233,174
December 31, 2009	$148,209	$200,540	$34,019	$(32,168)	$350,600

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  Revenues generated from the Company’s European operations totaled $0 and $671,000 for the three months ended December 31, 2010 and 2009, respectively.  In addition, during the three months ended December 31, 2010, the Company recognized a $5.1 million net gain on the sale of the management contract and equity investment in REM I.  Included in the segment assets are European assets of $10.4 million and $6.1 million as of December 31, 2010 and 2009, respectively.

Major Customer.  For the three months ended December 31, 2010, the total of the management, incentive and servicing fees that the Company received from RCC were 23% of its consolidated revenues, respectively, as compared to and 10% for the three months ended December 31, 2009.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

LEAF Commercial.  On January 4, 2011, the Company’s commercial finance subsidiary raised or obtained commitments for up to $236.0 million of equity and debt capital to expand its leasing platform through LEAF Commercial, its new lease origination and servicing subsidiary. LEAF Commercial is a joint venture among LEAF, RCC and Guggenheim.  LEAF contributed its leasing platform and directly-held leases and loans to LEAF Commercial, while RCC and Guggenheim committed to investing up to $44.0 million of capital in the form of preferred stock and subordinated debt, respectively, into LEAF Commercial.  A portion of RCC’s investment consisted of the contribution of leases and loans it had acquired from LEAF.  In addition, Guggenheim has arranged a new financing facility for LEAF Commercial of up to $192.0 million in revolving senior debt to fund new originations.

In return for RCC’s capital investments, RCC received 2,626 shares of LEAF Commercial Series A preferred stock and warrants to purchase 4,800 shares of LEAF Commercial common stock for an exercise price of $0.01 per share (representing 48% of LEAF Commercial’s common stock on a fully-diluted basis).  LEAF Commercial issued to Guggenheim a warrant to purchase up to 500 shares of LEAF Commercial common stock for an exercise price of $0.01 per share as well as the right to acquire up to an additional 150 shares of LEAF Commercial common stock from LEAF on the same terms (representing 6.5% of LEAF Commercial’s common stock on a fully-diluted basis), if by August 28, 2011, specified ratings targets for the notes issued in connection with the Guggenheim credit facility have not been obtained.

New Stock Repurchase Plan.  On December 7, 2010, the Company’s Board of Directors authorized a new share repurchase plan under which the Company may buy up to $20.0 million of its outstanding common stock, replacing a share repurchase plan that had been approved by the Board in July 2007.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2010 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause our actual results and financial position to differ materially from those anticipated in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview of the Three Months Ended December 31, 2010 and 2009

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of December 31, 2010, we managed $12.0 billion of assets.

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

In our real estate segment, we continue to focus on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of the economic events and high levels of leverage.

In financial fund management, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored.  During the three months ended December 31, 2010, we completed the sale of our management contract and equity investment in Resource Europe CLO I, or REM I, for approximately $11.1 million and recognized a net gain of $5.1 million.

In our commercial finance segment, we formed LEAF Commercial Capital, Inc., or LEAF Commercial, on January 4, 2011. LEAF Commercial, a joint venture among LEAF Financial Corporation, or LEAF, Resource Capital Corporation (NYSE: RSO), or RCC, and Guggenheim Securities, LLC, or Guggenheim.  LEAF contributed its leasing platform and directly-held leases and loans to LEAF Commercial, while RCC and Guggenheim committed to investing over $44.0 million of capital in the form of preferred stock and subordinated debt, respectively, into LEAF Commercial.  A portion of RCC’s investment consisted of the contribution of leases and loans it had acquired from LEAF.  In addition, Guggenheim has arranged a new financing facility for LEAF Commercial of up to $192.0 million in revolving senior debt to fund new originations.

Beginning in fiscal 2010 and continuing into fiscal 2011, our commercial finance segment has waived its management fees from its four sponsored funds due to reduced equity distributions to their partners as a result of the impact of the recession on the cash flow of these entities.  LEAF waived $2.4 million in fees for the three months ended December 31, 2010, and as result, recognized a $4.7 million net loss (excluding noncontrolling interests) for the quarter.  We anticipate that LEAF will continue to waive these management fees in the future, which will reduce our revenues and adversely affect our profitability.

Principally as a result of the losses incurred by LEAF, we recorded a consolidated net loss attributable to common shareholders of $567,000 for the three months ended December 31, 2010.

(Back to Index)

(Back to Index)

Credit Facilities

We are currently negotiating with the lender on our corporate credit facility to extend the current maturity date.  Furthermore, we are in discussions with a separate lender for new corporate credit facility to replace the facility that expired in February 2010.

Assets Under Management

Our assets under management decreased by $1.3 billion to $12.0 billion at December 31, 2010 from $13.3 billion at December 31, 2009.  The following table sets forth information relating to our assets under management by operating segment (in millions) (1):
	December 31,		Decrease
	2010	2009	Amount		Percentage
Financial fund management	$9,703	$10,470	$(767	) (2)	(7%)
Real estate	1,563	1,652	(89)		(5%)
Commercial finance	779	1,223	(444	) (3)	(36%)
	$12,045	$13,345	$(1,300)		(10%)

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)
Reduction primarily from the following: (i) the sale of our collateral management rights and responsibilities with respect to REM I ($442.7 million) in December 2010 and (ii) a decrease in the eligible collateral bases of our ABS ($422.7 million) and trust preferred portfolios ($177.8 million) resulting from defaults, paydowns, sales and calls.  These decreases were offset by the awarding of the management contract for an existing collateralized debt obligation issuer with $250.2 million of assets.

(3)	Reduction primarily reflects the decrease in new originations and paydowns of existing loans and leases.

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of December 31, 2010: (1)
Financial fund management	32	13	−	1
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	25	7	6
As of December 31, 2009: (1)
Financial fund management	32	14	−	−
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	26	7	6

(1)	All of our operating segments manage assets on behalf of RCC.

(Back to Index)

(Back to Index)

As of December 31, 2010 and 2009, we managed $12.0 billion and $13.3 billion of assets, respectively, for the accounts of institutional and individual investors, RCC and for our own account in the following asset classes (in millions):

	December 31, 2010						December 31, 2009
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,139	$	−	$	−	$4,139	$4,317
Bank loans (1)	2,679		940		−	3,619	4,054
Asset-backed securities (1)	1,861		−		−	1,861	2,033
Real properties (2)	589		17		−	606	631
Mortgage and other real estate-related loans (2)	29		738		190	957	1,021
Commercial finance assets (3)	647		110		22	779	1,223
Private equity and other assets (1)	77		7		−	84	66
	$10,021		$1,812		$212	$12,045	$13,345

(1)	We value these assets at their amortized cost.

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

Employees

As of December 31, 2010, we employed 688 full-time workers, a decrease of 33, or (5%), from 721 employees at December 31, 2009.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
December 31, 2010
Investment professionals	100	34	36	28	2
Other	222	16	156	10	40
	322	50	192	38	42
Property management	366	366	−	−	−
Total	688	416	192	38	42

December 31, 2009
Investment professionals	118	25	60	31	2
Other	282	17	211	16	38
	400	42	271	47	40
Property management	321	321	−	−	−
Total	721	363	271	47	40

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

	Three Months Ended
	December 31,
	2010	2009
Fund management revenues (1)	$9,262	$15,467
Finance and rental revenues (2)	2,965	6,438
RCC management fees	3,807	2,484
Gain on resolution of loans (3)	85	244
Other (4)	561	789
	$16,680	$25,422

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

Results of Operations: Real Estate

During fiscal 2011, our real estate subsidiary, Resource Real Estate, Inc., focused on (a) acquiring and managing a diversified portfolio of commercial real estate and real estate-related debt that have been significantly discounted due to the effects of economic events and high levels of leverage; and (b) managing existing performing multifamily assets for our real estate programs.  In December 2009, we closed Resource Real Estate Opportunity Fund L.P., which invests in discounted real estate and real estate related debt, after raising a total of $41.4 million.  Additionally, we are still in the offering stages of Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT, which will also invest in discounted commercial real estate and real estate related debt.  The registration statement for this fund became effective in June 2010.  For fiscal 2011, our primary fundraising efforts will be focused on RRE Opportunity REIT.

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

(Back to Index)

(Back to Index)

The following table sets forth information related to real estate assets managed (1) (in millions):

	December 31,
	2010	2009
Assets under management: (1)
Commercial real estate debt	$762	$846
Real estate investment funds and programs	566	538
Institutional portfolios	51	94
Distressed portfolios	155	94
Legacy portfolio	29	80
	$1,563	$1,652

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

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

Fee income can be highly variable and, for the remainder of 2011, fee income will depend upon the success of the RRE Opportunity REIT and the timing of its acquisitions.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Revenues:
Management fees
Asset management fees	$1,543	$1,003
Resource Residential property management fees	1,350	1,274
REIT management fees from RCC	1,363	1,793
	4,256	4,070
Other revenues
Fee income from sponsorship of partnerships, joint ventures and other property interests	209	134
Master lease revenues	997	986
Rental property income and revenues of consolidated VIE (1)	1,244	1,226
Interest, including accreted loan discount	−	43
Gains and fees on the resolution of loans and other property interests	85	244
Equity in earnings of unconsolidated entities	83	244
	$6,874	$6,947
Costs and expenses:
General and administrative expenses	$2,138	$1,861
Resource Residential expenses	1,355	1,067
Master lease expenses	1,105	1,050
Rental property expenses and expenses of consolidated VIE (1)	863	749
	$5,461	$4,727

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

(Back to Index)

(Back to Index)

Revenues – Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Revenues from our real estate operations increased $73,000 (1%) for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  We attribute the increase primarily to the following:

Management fees

●
a $540,000 increase in asset management fees due to an increase in equity deployed in properties in our investment entities, in particular due to the assets acquired by Resource Real Estate Opportunity Fund, L.P.

●
a $76,000 increase in property management fees earned by Resource Residential, reflecting the 1,001 unit increase (8%) in multifamily units under management to 14,128 units at December 31, 2010 from 13,127 at December 31, 2009; and

●	a $430,000 decrease in REIT management fees from RCC due primarily to the decrease in the incentive management fee we earned.

Other revenues

●
a $75,000 increase in fee income in connection with the purchase and third-party financing of property through our real estate investment entities.  During the three months ended December 31, 2010, we earned fees from the acquisition of two distressed notes (aggregate value $14.6 million) as compared to the acquisition of one loan for $7.1 million in the prior year period;

●
a $159,000 decrease in gains and fees on the resolution of loans and other property interests.  During the three months ended December 31, 2010, we recorded a gain of $85,000 from a loan previously paid off.  During the three months ended December 31, 2009, we received proceeds of $2.1 million from the sale of a joint venture interest to RCC, and recorded a gain of $143,000 from another asset sale; and

●	a $161,000 decrease in equity in earnings, principally due to resolution of joint venture assets.

Costs and Expenses – Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Costs and expenses of our real estate operations increased $734,000 (16%) to $5.5 million for the three months ended December 31, 2010 from $4.7 million for the three months ended June 30, 2009.  We attribute these changes primarily to the following:

●	a $277,000 increase in general and administrative expenses, principally the start-up costs of RRE Opportunity REIT; and

●	a $288,000 increase in Resource Residential expenses due to an increase in wages and benefits, primarily in conjunction with the increase in properties managed.

Results of Operations: Commercial Finance

As of December 31, 2010, our commercial finance assets under management decreased by $444.0 million (36%) to $779.0 million as compared to $1.2 billion at December 31, 2009.  Originations of new equipment financing for the three months ended December 31, 2010 were $13.5 million, as compared to $46.6 million for the three months ended December 31, 2009.  Our originations have been impacted by the lack of available financing for LEAF as well as the investment partnerships we manage to acquire portfolios of leases and loans from us.  The difficulty in obtaining and maintaining debt financing by the investment funds we manage has limited their ability to acquire equipment financings from us.  Consequently, we have reduced our commercial finance originations to match their asset acquisition capabilities.

During fiscal 2010, we sold $126.2 million of leases and loans to RCC.  As a result of the sale of commercial finance assets to RCC during the past year, the commercial finance assets we managed for our own account at December 31, 2010 decreased by $113.0 million to $22.0 million as compared to $135.0 million at December 31, 2009.  The assets we managed for others at December 31, 2010 decreased by $331.0 million to $757.0 million as compared to $1.1 billion at December 31, 2009.

As of December 31, 2010, we managed approximately 80,000 leases and loans with an average original finance value of $25,000 and an average term of 56 months as compared to approximately 98,000 leases and loans with an average original finance value of $25,000 and an average term of 54 months as of December 31, 2009.

(Back to Index)

(Back to Index)

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	December 31,
	2010	2009
Managed for our own account	$22	$135
Managed for others:
LEAF investment entities	633	1,061
RCC	110	1
Other	14	26
	757	1,088
	$779	$1,223

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

With the formation of LEAF Commercial, we will commence efforts to increase our origination of leases and loans and the assets we manage for our own account.  We expect the majority of our originations will be held on our balance sheet as a result of LEAF Commercial’s capacity to do so coupled with limited capability of our investment entities to acquire additional leases.  Therefore, we expect that our finance revenues will increase significantly offset, in part, by the continued reduction in acquisition and management fees we derive from our investment entities.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Revenues: (1)
Finance revenues	$724	$4,183
Acquisition fees	−	600
Fund management fees	505	3,866
Equity in losses of unconsolidated partnerships	(311)	(614)
Other	558	788
	$1,476	$8,823

Costs and expenses:
Wage and benefit costs	$2,000	$2,087
Other costs and expenses	2,273	2,488
	$4,273	$4,575

(1)	Total revenues include RCC servicing and origination fees of $144,000 and $24,000 for the three months ended December 31, 2010 and 2009, respectively.

Revenues - Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Revenues decreased $7.3 million (83%) for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.  We attribute these decreases primarily to the following:

●	a $3.5 million decrease in commercial finance revenues as a result of the additional sales of our portfolio of commercial finance assets to RCC;

●	a $600,000 decrease in asset acquisition fees due to the reduction in our commercial finance originations to match the asset acquisition capabilities of our managed investment partnerships;

●
a $3.4 million decrease in fund management fees due to waived fees and a decline in assets managed.  In fiscal 2010 and continuing for the three months ended December 31, 2010, our commercial finance investment partnerships reduced their equity distributions to their partners as a result of the impact of the recession on the cash flow of these entities.  As a result, we waived $2.4 million of fund management fees from these entities during the three months ended December 31, 2010.  We anticipate waiving these fees in the future, which will accordingly reduce our fund management revenues;

(Back to Index)

(Back to Index)

●
a $303,000 decrease in equity losses due to the provision for credit losses recorded by our investment entities.  The provisions reflect the negative impact of the economic recession in the United States on the ability of our investment funds’ customers to make payments on their leases and loans, thereby increasing our exposure from non-performing assets; and

●	other income decreased by $230,000 primarily due to a decrease in documentation fees collected offset, in part, by an increase in insurance fee income and customer service charges.

Costs and Expenses − Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Costs and expenses from our commercial finance operations decreased by $302,000 (7%) for the three months ended December 31, 2010.  We attribute this decrease primarily to the following:

●
a $87,000 decrease in wage and benefit costs.  In response to lower origination volume and assets under management, we have reduced payroll and other overhead costs and have continued to eliminate redundant positions.  In total, we have reduced the number of full-time employees in our commercial finance operations by 79 to 192 at December 31, 2010 from 271 at December 31, 2009; and

●
a $215,000 decrease in other costs and expenses reflecting the reduction in costs, primarily legal, to service our smaller portfolio of assets, as well as our ongoing cost saving and consolidation efforts which target eliminating overhead redundancies and increasing operating efficiencies.

Results of Operations: Financial Fund Management

        General.  We conduct our financial fund management operations principally through six separate operating entities:

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

The following tables sets forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of December 31, 2010
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,139	$	−	$4,139
Apidos	2,679		940	3,619
Ischus	1,861		−	1,861
Other	77		7	84
	$8,756		$947	$9,703

(Back to Index)

(Back to Index)

	As of December 31, 2009
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,317	$	−	$4,317
Apidos	2,661		950	3,611
Ischus	2,033		−	2,033
Resource Europe (2)	443		−	443
Other	66		−	66
	$9,520		$950	$10,470

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

(2)	In December 2010, we sold our management contract for REM I, assigned our collateral management rights and responsibilities and reduced our assets under management by $442.7 million.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including incentive and subordinated fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.10% and 0.50% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require that certain overcollateralization test ratios, or O/C ratios, be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, incentive or subordinate management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal note balances.

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

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  Although we continue to manage and receive fees from CDO issuers that we formed and sponsored, we do not expect to sponsor any new CDO issuers as a result of current conditions in the global credit markets.  Accordingly, we expect that these management fee revenues will continue to decline.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Apidos

We sponsored, structured and/or currently manage 11 CDO issuers for institutional and individual investors and RCC which hold approximately $3.6 billion in bank loans at December 31, 2010, of which $939.8 million are managed on behalf of RCC through three CDO issuers.  We previously sponsored, structured and managed one CDO issuer holding international bank loans.  In December 2010, we sold our management contract for this CDO issuer.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.08% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2010 nor for the three months ended December 31, 2010.  Incentive management fees are subordinated to debt service payments on the CDOs.

Trapeza

We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.1 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

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

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors which hold approximately $56.8 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $19.9 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.9 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Revenues:
Fund and RCC management fees	$6,696	$5,096
Introductory agent fees	1,078	1,447
Earnings from unconsolidated CDOs	413	544
Other	3	1
	8,190	7,088
Limited and general partner interests:
Fair value adjustments	141	2,570
Operations	(1)	(6)
Total limited and general partner interests	140	2,564
	$8,330	$9,652
Costs and expenses:
General and administrative expenses	$6,720	$4,494
Equity compensation expense - RCC	−	200
Other	−	10
	$6,720	$4,704

Fees that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

(Back to Index)

(Back to Index)

Revenues - Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Revenues decreased $1.3 million (14%) to $8.3 million for the three months ended December 31, 2010.  We attribute the decrease to the following:

●	a $1.6 million increase in fund and RCC management fees, primarily from the following:

–
a $1.7 million increase in RCC management fees primarily due to an increase in incentive management fees.  Incentive management fees for the quarter ended December 31, 2010 includes a $2.1 million fee earned by Resource Capital Markets, Inc. for managing a RCC trading portfolio.  No such fee was earned during the prior year period;

–	a $463,000 increase in incentive management fees earned for the credit opportunities fund we manage after exceeding certain investor hurdle returns; and

–	a $137,000 increase in management and incentive fees earned on separate managed accounts. No such fees were earned during the prior year period;

These increases were partially offset by:

–
a $671,000 decrease in collateral management fees from REM I.  In December 2010, we sold the management contract of this CDO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third party.  As a result of this transaction, for the three months ended December 31, 2010, we did not record any fees from REM I; and

–
a $114,000 million decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated.

●
a $369,000 decrease in introductory agent fees as a result of fees earned in connection with 29 trust preferred security transactions with an average fee of $37,000 for the three months ended December 31, 2010 as compared to 19 trust preferred security transactions with an average fee of $76,000 for the prior year period;

●
a $131,000 net decrease in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage.  In December 2010, in connection with the sale of our management contract of REM I, we sold our equity investment in this same issuer.  In June 2010, we sold a majority of our interest in one of our unconsolidated CDO equity investments.  In addition, we sold unconsolidated CDO equity investments in March 2010 and December 2010;

●	Limited and general partner interests − fair value adjustments:

–
during the three months ended December 31, 2009, we (along with the co-manager of the general partners) repurchased substantially all the remaining limited partner interest in two Trapeza partnerships which reduced our clawback liability and recorded a gain of $2.3 million.  There was no such adjustment for the three months ended December 31, 2010; and

–
during the three months ended December 31, 2010 and 2009, we recorded $141,000 and $309,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses – Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Costs and expenses of our financial fund management operations increased $2.0 million (43%) for the three months ended December 31, 2010.  This increase was principally due to a $2.2 million increase in wages and benefits related to a profit-sharing arrangement with certain employees offset, in part, by $200,000 of equity compensation expense recorded during the prior year period on previously awarded RCC restricted stock and options.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $3.1 million for the three months ended December 31, 2010, a decrease of $316,000 (9%) as compared to $3.4 million for the three months ended December 31, 2009, primarily due to severance costs recorded in the prior year period.

(Back to Index)

(Back to Index)

Gain (Loss) on the Sale of Leases and Loans

For the three months ended December 31, 2009, we had losses of $582,000 on the sale of leases and loans as compared to gains of $11,000 for the three months ended December 31, 2010.  During the three months ended December 31, 2009, as part of the required paydown of our commercial finance warehouse line of credit with PNC Bank, we sold a $7.2 million pool of leases for which we recorded a loss on the sale of $610,000.  The line with PNC was terminated and fully repaid in May 2010.

Depreciation and Amortization

Depreciation and amortization expense was $1.1 million for the three months ended December 31, 2010, a decrease of $1.1 million (49%) as compared to $2.2 million for the three months ended December 31, 2009.  The decrease primarily reflects the $686,000 decrease in depreciation expense on operating leases held.  In addition, for the three months ended December 31, 2009, depreciation and amortization included $196,000 of amortization of the value of customer lists for our commercial finance segment.  In the fourth quarter of fiscal 2010, we recorded an impairment charge for the accelerated amortization of the remaining balance of the customer lists.

Provision for Credit Losses

The provision for credit losses increased by $830,000 for the three months ended December 31, 2010 from $776,000 for the three months ended December 31, 2009.  We have estimated that, based on current projections, one of the commercial finance funds will not have sufficient funds to pay a portion of its accrued management fees and, accordingly, recorded a $1.4 million provision.  There was no provision recorded during the prior year period.

Interest Expense

Interest expense was $2.4 million for the three months ended December 31, 2010, a decrease of $1.5 million (37%) as compared to $3.8 million for the three months ended December 31, 2009.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Corporate	$1,483	$1,525
Commercial finance	611	2,040
Real estate	275	251
Financial fund management	−	1
	$2,369	$3,817

Facility utilization and issuance of senior notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:
	Three Months Ended
	December 31,
	2010		2009
Corporate – secured credit facilities:
Average borrowings		$13.8		$22.2
Average interest rates		7.2%		8.4%

Corporate – Senior Notes:
Average borrowings		$18.8		$18.7
Average interest rates		12.0%		12.0%

Commercial finance – short-term bridge facility:
Average borrowings		$20.9	$	−
Average interest rates		6.9%		−%

Commercial finance – secured credit facility:
Average borrowings	$	−		$136.5
Average interest rates		−%		4.3%

(Back to Index)

(Back to Index)

Interest expense incurred by our commercial finance operations decreased by $1.4 million (70%) for the three months ended December 31, 2010, primarily reflecting a decrease in average borrowings of $115.6 million offset, in part, by the increase in interest rate charged on the short-term bridge facility as compared to our former secured credit facility with PNC Bank.

Gain on Sale of Management Contract

In December 2010, we sold the management contract of REM I for a gain of $6.5 million.

Loss on Sale of Investment Securities, Net

In December 2010, we received proceeds of $2.9 million from the sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.  We did not sell any investment securities during the prior year period.  In addition, we sold 20,225 shares of The Bancorp, Inc. (“TBBK”) during the three months ended December 31, 2010, recognizing a $9,000 gain.  We did not sell any TBBK shares during the prior year period and the changes in the fair value of the TBBK shares were primarily included in accumulated other comprehensive loss as management had not decided to sell the shares until the fourth quarter of fiscal 2010.

Other Income, Net

Other income, net, increased by $516,000 for the three months ended December 31, 2010 to $1.1 million as compared to the three months ended December 31, 2009.  During the three months ended December 31, 2010, we recognized a $374,000 gain on the appreciation in the fair value of our investment in TBBK common stock held in a retirement account for our Chairman.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 35% for the three months ended December 31, 2010 compared to 50% for the three months ended December 31, 2009.  The decrease in the rate primarily relates to the greater impact of permanent tax adjustments in relation to anticipated pre-tax earnings for fiscal 2011.

Currently, we project our effective tax rate to be between 33% and 38% for the remainder of fiscal 2011.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  We take certain of these and other factors, including our history of pre-tax earnings, into account in assessing our ability to realize our net deferred tax assets.

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

Net Loss (Income) Allocable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts allocable to noncontrolling interests.  The following table sets forth the net loss (income) applicable to noncontrolling interests (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Commercial finance minority ownership (1) (net of tax of $338 and $271)	$629	$375
Real estate minority holder (2) (net of tax of $0 and $3)	(4)	3
Other (net of tax of $0 and $3)	−	5
	$625	$383

(1)	Senior executives of LEAF held a 13.9% and 14.1% interest in LEAF as of December 31, 2010 and 2009, respectively.

(2)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(Back to Index)

(Back to Index)

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

At December 31, 2010, our liquidity consisted of two primary sources:

●	cash on hand of $14.5 million and

●
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio.

LEAF, our commercial finance subsidiary, has a $21.8 million bridge loan with Guggenheim Securities, LLC (or Guggenheim) which matures on February 20, 2011.  LEAF is currently in negotiations with Guggenheim to extend the maturity of this loan or repay it with the proceeds of the new facility obtained in January 2011.  LEAF raised up to $236.0 million of equity and debt capital to expand its leasing platform through LEAF Commercial Capital, Inc. (or LEAF Commercial), a joint venture among LEAF, RCC and Guggenheim. RCC and Guggenheim, have agreed under mutually acceptable terms, to invest up to $44.0 million of capital in the form of preferred stock and subordinated debt, respectively, into LEAF Commercial.

The mortgage on a hotel property we own in Savannah, GA matures in July 2011 and is secured by the property.  We are currently negotiating with the lender to refinance the property.

We are also currently in negotiations with the lender for our corporate credit facility to extend the maturity date (currently matures on October 15, 2011).  Furthermore, we are in discussions with a separate lender for a new facility to replace the facility that matured in February 2010 .  If we are unable to renew, replace or expand our sources of corporate financing on substantially similar terms, we may be unable to implement our investment strategies successfully and may be required to liquidate investments other than non-strategic investments to generate liquidity.  Such sales could be at prices lower than the carrying value of the investments, which could result in losses and reduced income. Moreover, even if we are able to renew or replace our facilities, the interest rate we are able to obtain, and the other costs of those facilities we have to pay, may be materially higher than those of our existing facilities, which could reduce our net revenues and earnings.

We may defer or discount our fees from investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.  Based on changes in the projected cash distributions to be made to the limited partners of one of our managed partnerships, we determined that we will not be able to collect our management fees and, accordingly, we recorded a provision of $1.4 million for the three months ended December 31, 2010.

Our legacy portfolio at December 31, 2010 consisted of one loan and six property interests.  Because of current economic conditions, the amount of cash we may be able to derive from resolution of our remaining legacy portfolio and other non-strategic investments in the future may be limited; in any event, the amount of cash we may derive from them is subject to significant variations.  Accordingly, we cannot assure you that our remaining legacy portfolio will be a source of significant ongoing cash generation.

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

(Back to Index)

(Back to Index)

Commitments and Contingencies

Broker-Dealer Capital Requirement. Chadwick Securities, Inc., a subsidiary of ours, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies us and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of December 31 and September 30, 2010, respectively.  As of December 31 and September 30, 2010, Chadwick’s net capital was $329,000 and $393,000, respectively, which exceeded the minimum requirements by $229,000 and $277,000, respectively.

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships and accordingly reduced our clawback liability to $1.2 million at December 31 and September 30, 2010.  Additionally, we made a payment in December 2010 that reduced our clawback liability by $67,000.

Reserve for lease and loan repurchase commitment. In the third and fourth quarters of fiscal 2010, we sold a portfolio of leases and loans to RCC in which RCC has the option to return, and we have the obligation to repurchase, up to a maximum of approximately $5.9 million in delinquent leases and loans as specified in the sale agreement.  In conjunction with this option, we recorded a $3.0 million estimated liability based on estimated future default rates.  During the three months ended December 31, 2010, we reduced the reserve by $799,000 to $2.2 million as a result of defaulted leases.

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

Real Estate Commitments.  In connection with the sale of a real estate loan in March 2006, we agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under stipulated circumstances, including the sale or foreclosure of the property or a subsequent resale of the loan.  A payment of $2.6 million, increasing $16,234 per month to a maximum of $3.6 million, would be due upon the occurrence of certain specified events.  In addition, the current property owner has the right to receive collateral as security for this obligation equal to or greater than 105% of the value of the obligation upon the occurrence of such events or if our net worth falls below $80.0 million.  Our obligation runs through December 31, 2014.  In addition, we agreed to partially indemnify the purchaser of the loan for a portion of the difference between ordinary income tax rates and capital gain rates on accrued interest on the note between the date of sale of the loan in March 2006 and December 31, 2011.  To date, such triggering events have not occurred and, accordingly, we have not recorded any liability related to this agreement.  In addition, no collateral events occurred during the three months ended December 31, 2010.

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

(Back to Index)

(Back to Index)

As of December 31, 2010, except for the clawback liability recorded for the two Trapeza entities, the reserve for lease and loan repurchase commitment and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the provision for credit losses, recovery of deferred tax assets, fair value of investment securities, potential impairment of goodwill, guarantees and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for the year ended September 30, 2010, at Note 2 of the “Notes to Consolidated Financial Statements.”

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

The following analyzes the potential impact of a hypothetical change in interest rates as of December 31, 2010.  Our analysis does not consider other possible effects that could impact our business.

Corporate

At December 31, 2010, we have a secured revolving credit facility which is for general business use.  Weighted average borrowings on this facility were $13.8 million for the first three months of fiscal 2011 at an interest rate of 7.2% on outstanding borrowings.  A hypothetical 10% change in the interest rate on this facility would change our annual interest expense by $99,000.

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

Changes in Internal Control Over Financial Reporting

Other than the changes discussed below that were made in the first fiscal quarter of 2011, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, management identified various remedial steps to be implemented with respect to the material weakness as disclosed related to its deferred income tax reporting.  We designed our remediation efforts, as outlined in the Annual Report, to address the material weakness identified by management and to strengthen our internal control over financial reporting.  Continuing through December 31, 2010, we have taken preliminary steps to address the material weakness and to improve our internal control over financial reporting, as follows:

●	adjusted the amount of deferred taxes related to restricted stock compensation expense; and
●
commenced the implementation of improved procedures for the calculation and reconciliation process of our deferred income tax assets and liabilities, including validation of underlying supporting data;

Management believes that when completed, these new control processes and procedures will remediate the material weakness in its disclosure controls and procedures over deferred income taxes in the future.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)

3.2	Amended and Restated Bylaws of Resource America. (1)

4.1	Note Purchase Agreement (including the form of Senior Note and form of Warrant). (2)

4.2	Indenture between LEAF Funding SPE 1, LLC and U.S. Bank National Association, dated August 20, 2010. (3)

10.1(a)	Loan and Security Agreement, dated May 24, 2007, between Resource America, Inc., Commerce Bank, N.A. and the other parties thereto. (4)

10.1(b)	First Amendment and Joinder to Loan and Security Agreement, dated July 18, 2007. (6)

10.1(c)	Second Amendment and Joinder to Loan and Security Agreement, dated November 15, 2007. (6)

10.1(d)
Third Amendment to Loan and Security Agreement, dated August 7, 2008, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) and the other parties hereto. (7)

10.1(e)
Fourth Amendment to Loan and Security Agreement, dated September 30, 2008, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) and the other parties hereto. (8)

10.1(f)
Fifth Amendment to Loan and Security Agreement, dated December 19, 2008, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. (successor by merger to Commerce Bank, N.A.) and the other parties hereto. (5)

10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (9)

10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (10)

10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (11)

10.1(j)	Ninth Amendment to Loan and Security Agreement, dated December 14, 2010, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto.

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (9)

10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (9)

10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (9)

10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (9)

10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.
(Back to Index)

(Back to Index)

(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 9, 2011	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: February 9, 2011	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer