Form 10-Q
period 2011-03-31
RESOURCE AMERICA, INC.
filed 2011-05-10
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of outstanding shares of the registrant’s common stock on May 2, 2011 was 19,730,457 shares.

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO
QUARTERLY REPORT ON FORM 10-Q

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2011	2010
	(unaudited)
ASSETS
Cash	$16,495	$11,243
Restricted cash	21,446	12,018
Receivables	1,138	1,671
Receivables from managed entities and related parties, net	59,498	66,416
Investments in commercial finance, net	145,961	12,176
Investments in real estate, net	27,547	27,114
Investment securities, at fair value	19,469	22,358
Investments in unconsolidated entities	12,861	13,825
Property and equipment, net	8,312	9,984
Deferred tax assets	46,114	43,703
Goodwill	7,969	7,969
Other assets	7,594	5,776
Total assets	$374,404	$234,253

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$34,409	$38,492
Payables to managed entities and related parties	297	156
Borrowings	180,643	66,110
Deferred tax liabilities	411	411
Total liabilities	215,760	105,169

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 28,740,931 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 645,708 and 741,086, respectively)	281	274
Additional paid-in capital	280,906	281,378
Accumulated deficit	(43,496)	(37,558)
Treasury stock, at cost; 9,108,440 and 9,125,253 shares, respectively	(99,085)	(99,330)
Accumulated other comprehensive loss	(11,504)	(12,807)
Total stockholders’ equity	127,102	131,957
Noncontrolling interests	31,542	(2,873)
Total equity	158,644	129,084
	$374,404	$234,253

The accompanying notes are an integral part of these statements

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
REVENUES:
Real estate	$6,258	$5,770	$13,132	$12,717
Commercial finance	6,477	7,409	7,953	16,232
Financial fund management	7,612	6,221	15,942	15,873
	20,347	19,400	37,027	44,822
COSTS AND EXPENSES:
Real estate	6,088	5,516	11,549	10,243
Commercial finance	3,693	4,731	7,966	9,306
Financial fund management	5,960	4,700	12,680	9,404
General and administrative	2,897	2,768	6,013	6,200
(Gain) loss on sale of leases and loans	(252)	(31)	(263)	551
Provision for credit losses	2,719	1,210	4,325	1,986
Depreciation and amortization	2,921	2,382	4,046	4,588
	24,026	21,276	46,316	42,278
OPERATING (LOSS) INCOME	(3,679)	(1,876)	(9,289)	2,544

OTHER INCOME (EXPENSE):
Total other-than-temporary impairment losses on investment securities	−	(297)	−	(297)
Portion recognized in other comprehensive loss	−	−	−	−
Net other-than-temporary impairment losses recognized in earnings	−	(297)	−	(297)
Gain on sale of management contract	−	−	6,520	−
Gain on extinguishment of servicing and repurchase liabilities	4,426	−	4,426	−
Gain (loss) on sale of investment securities, net	97	(424)	(1,364)	(424)
Interest expense	(4,167)	(3,871)	(6,536)	(7,688)
Other income, net	203	637	1,289	1,207
	559	(3,955)	4,335	(7,202)
Loss from continuing operations before taxes	(3,120)	(5,831)	(4,954)	(4,658)
Income tax benefit	(1,290)	(3,986)	(1,932)	(3,401)
Loss from continuing operations	(1,830)	(1,845)	(3,022)	(1,257)
Loss from discontinued operations, net of tax	(2,153)	(2)	(2,153)	(2)
Net loss	(3,983)	(1,847)	(5,175)	(1,259)
Add: net (income) loss attributable to noncontrolling interests	(283)	615	342	998
Net loss attributable to common shareholders	$(4,266)	$(1,232)	$(4,833)	$(261)
Amounts attributable to common shareholders:
Loss from continuing operations	$(2,113)	$(1,230)	$(2,680)	$(259)
Discontinued operations	(2,153)	(2)	(2,153)	(2)
Net loss	$(4,266)	$(1,232)	$(4,833)	$(261)
Basic loss per share:
Continuing operations	$(0.11)	$(0.06)	$(0.14)	$(0.01)
Discontinued operations	(0.11)	−	(0.11)	−
Net loss	$(0.22)	$(0.06)	$(0.25)	$(0.01)
Weighted average shares outstanding	19,355	19,089	19,213	18,888
Diluted loss per share:
Continuing operations	$(0.11)	$(0.06)	$(0.14)	$(0.01)
Discontinued operations	(0.11)	−	(0.11)	−
Net loss	$(0.22)	$(0.06)	$(0.25)	$(0.01)
Weighted average shares outstanding	19,355	19,089	19,213	18,888
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED MARCH 31, 2011
(in thousands)
(unaudited)

	Attributable to Common Shareholders
					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Stock	(Loss) Income	Equity	Interests	Equity	(Loss) Income
Balance, October 1, 2010	274	$281,378	(37,558)	$(99,330)	$(12,807)	$131,957	$(2,873)	$129,084
Net loss	−	−	(4,833)	−	−	(4,833)	(342)	(5,175)	$(5,175)
Common share issuance	7	1,846	−	−	−	1,853	−	1,853	−
Treasury shares issued	−	(141)	−	245	−	104	−	104	−
Stock-based compensation	−	98	−	−	−	98	−	98	−
Restricted stock awards	−	1,105	−	−	−	1,105	40	1,145	−
Cash dividends	−	−	(1,105)	−	−	(1,105)	−	(1,105)	−
Exchange of management owned shares of LEAF Financial common stock for common stock of LEAF	−	(3,380)	−	−	−	(3,380)	3,380	−	−
LEAF common stock issuance costs	−	−	−	−	−	−	(221)	(221)	−
Warrants issued to Guggenheim	−	−	−	−	−	−	452	452	−
Issuance of LEAF preferred stock and warrants to RCC	−	−	−	−	−	−	31,213	31,213	−
LEAF preferred stock dividend to RCC	−	−	−	−	−	−	(660)	(660)	−
LEAF preferred stock dividend to RCC – portion in preferred stock	−	−	−	−	−	−	528	528	−
Other comprehensive income	−	−	−	−	1,303	1,303	25	1,328	1,328
Balance, March 31, 2011	281	$280,906	$(43,496)	$(99,085)	$(11,504)	$127,102	$31,542	$158,644	$(3,847)

The accompanying notes are an integral part of this statement

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,175)	$(1,259)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,243	6,721
Net other-than-temporary impairment losses recognized in earnings	−	297
Provision for credit losses	4,325	1,986
Equity in earnings of unconsolidated entities	(1,944)	(3,441)
Distributions from unconsolidated entities	2,751	2,701
(Gain) loss on sale of leases and loans	(263)	551
Loss on sale of investment securities, net	1,364	424
Gain on resolution of assets	−	(287)
Gain on sale of management contract	(6,520)	−
Extinguishment of servicing and repurchase liabilities	(4,426)	−
Deferred income tax (benefit) provision	(3,065)	33
Equity-based compensation issued	1,401	2,014
Equity-based compensation received	(33)	(375)
Decrease in commercial finance investments	−	37,182
Loss from discontinued operations	2,153	2
Changes in operating assets and liabilities	(1,047)	(19,657)
Net cash (used in) provided by operating activities	(4,236)	26,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(411)	(236)
Payments received on real estate loans and real estate	−	2,885
Investments in unconsolidated real estate entities	(419)	(1,512)
Purchase of commercial finance assets	(25,790)	−
Proceeds from sale of management contract	9,095	−
Purchase of loans and investments	−	(1,011)
Proceeds from sale of loans and investments	3,341	1,510
Principal payments received on loans	−	333
Net cash (used in) provided by investing activities	(14,184)	1,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	31,000	71,001
Principal payments on borrowings	(13,756)	(116,525)
Dividends paid	(1,105)	(1,088)
Proceeds from issuance of common stock	1,853	58
Proceeds from issuance of LEAF preferred stock	10,221	−
Increase in debt financing costs	(1,075)	(1,374)
(Decrease) increase in restricted cash	(3,518)	194
Net cash provided by (used in) financing activities	23,620	(47,734)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating	52	−
Net cash provided by discontinued operations	52	−

Increase (decrease) in cash	5,252	(18,873)
Cash at beginning of year	11,243	26,197
Cash at end of period	$16,495	$7,324

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The consolidated financial statements and the information and tables contained in these notes as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“fiscal 2010”).  The results of operations for the three and six months ended March 31, 2011 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2011 (“fiscal 2011”).

LEAF Commercial Capital, Inc, (“LEAF”).  On January 4, 2011, LEAF Financial Corporation (“LEAF Financial”), the Company’s commercial finance subsidiary, raised or obtained commitments for up to $236.0 million of equity and debt capital to expand its leasing platform through LEAF, its new lease origination and servicing subsidiary, through contributions from LEAF Financial, RCC and Guggenheim Securities, LLC (“Guggenheim”).  LEAF Financial contributed its leasing platform and directly held leases and loans, while RCC committed to investing up to $36.2 million of capital in the form of preferred stock and warrants (exercisable into LEAF common stock).  A portion of RCC’s investment consisted of the contribution of leases and loans it had previously acquired from LEAF Financial.  Guggenheim arranged a new financing facility for LEAF of $50.0 million, which can be expanded up to $200.0 million upon mutual agreement, to fund new originations (see Note 10).

In return for its initial capital investments, RCC received 2,626 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at an exercise price of $0.01 per share (representing 48% of LEAF’s common stock on a fully-diluted basis).  LEAF issued to Guggenheim a warrant to purchase up to 500 shares of LEAF common stock at an exercise price of $0.01 per share as well as the right to acquire up to an additional 150 shares of LEAF common stock from LEAF on the same terms (representing 6.5% of LEAF’s common stock on a fully-diluted basis), if by August 28, 2011, specified ratings targets for the notes issued in connection with the Guggenheim credit facility have not been obtained.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the Company’s accounts and the accounts of the Company’s majority-owned and/or controlled subsidiaries.  The Company also consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities.  Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE.  If the Company’s interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation – (Continued)

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of March 31, 2011 and September 30, 2010, the Company had one such variable interest that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 9 for additional disclosures pertaining to VIEs.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2010 consolidated financial statements to conform to the fiscal 2011 presentation.

Financing Receivables

Receivables from Managed Entities.  The Company performs a review of the collectability of its receivables from managed entities on a periodic basis.  With respect to the receivables from its commercial finance investment partnerships, if upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity, which takes into consideration several assumptions by management, specifically concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities for which there are indications of impairment, the Company estimates the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balance and priority distributions due to the investors in the entity.

Investments in Commercial Finance.  The Company’s investments in commercial finance consist primarily of direct financing leases, equipment loans and operating leases.

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

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and six months ended March 31, 2011 and 2010.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Financing Receivables – (Continued)

Future payment card receivables.  Additionally, the commercial finance assets include the remaining capital advances the Company had made to small businesses based on their future credit card receipts.  This portfolio is being accounted for on the cost recovery method, and as such, the Company does not recognize any income until its basis of the receivable has been fully recovered.

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

Servicing and Repurchase Liabilities

In May 2010, LEAF Financial sold a portfolio of leases and loans to RCC for which it recorded a $2.5 million liability for the estimated cost to service the portfolio.  Additionally, LEAF Financial recorded a $3.0 million liability for potential repurchases as specified in the sale agreement.  During the three months ended December 31, 2010, the reserve was reduced by $799,000 as a result of defaulted leases.  In conjunction with the formation of LEAF in January 2011 its reacquisition of the RCC portfolio, the Company eliminated the servicing and repurchase liabilities and recognized a gain of $4.4 million.

Goodwill

Goodwill has an indefinite life and is not amortized.  Instead, a review for impairment is performed at least annually on May 31st or more frequently if events and circumstances indicate impairment might have occurred.  Goodwill is tested at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.  As part of the January 2011 transaction, the goodwill on LEAF Financial was transferred to LEAF.

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
MARCH 31, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of March 31, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings.  The guidance is effective for the Company during the three months ended September 30, 2011.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

Performing Step 2 of the Goodwill Impairment Test - In December 2010, the FASB issued guidance which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  This guidance will become effective for the Company beginning October 1, 2011.  This guidance is not expected to have a significant effect on the Company’s consolidated financial statements, results of operations or cash flows.

Newly-Adopted Accounting Principles

The Company adopted the following guidance during the first six months of fiscal 2011:

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

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Six Months Ended March 31,
	2011		2010
Cash paid during the period for:
Interest		$4,154		$5,699
Income taxes		$30		$462

Non-cash activities include the following:
Warrants issued and recorded as a discount to the Senior Notes	$	−		$2,339
LEAF preferred stock and warrants issued to RCC in exchange for its portfolio of leases and loans and associated debt:
Restricted cash		$5,912	$	−
Investments in commercial finance		$111,028	$	−
Borrowings		$(96,088)	$	−
Accounts payable and accrued expenses		$(596)	$	−
Payable to RCC		$736	$	−
Noncontrolling interests		$(20,992)	$	−
Stock dividend issued on LEAF preferred stock held by RCC		$528	$	−

Non-cash effects from the deconsolidation of entities: (1)
Cash	$	−		$43
Receivables	$	−		$9
Investments in unconsolidated entities	$	−		$6
Property and equipment, net	$	−		$1,638
Other assets	$	−		$749
Accrued expense and other liabilities	$	−		$(174)
Borrowings	$	−		$(1,013)
Equity	$	−		$(1,258)

(1)
Reflects the deconsolidation of a real estate entity and two financial fund management partnerships for the six months ended March 31, 2010.  As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed equates to the sum of the liabilities and equity that was similarly eliminated, and as such, there was no change in net assets.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES

The disclosures in this footnote are required per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of March 31, 2011 (in thousands):

	30-89 days past due	Greater than 90 days	Greater than 181 days	Total past due	Current	Total
Receivables from managed entities and related parties (1):
Commercial finance investment entities	$663	$2,181	$35,755	$38,599	$378	$38,977
Real estate investment entities	1,446	1,976	15,902	19,324	1,150	20,474
Financial fund management entities	−	−	−	−	2,676	2,676
RCC	−	−	−	−	1,446	1,446
Other	−	−	−	−	665	665
	2,109	4,157	51,657	57,923	6,315	64,238
Investments in commercial finance:
Leases and loans	747	303	−	1,050	145,194	146,244
Future payment card receivables	−	−	147	147	−	147
	747	303	147	1,197	145,194	146,391
Total financing receivables	$2,856	$4,460	$51,804	$59,120	$151,509	$210,629

(1)
The following receivables are presented gross of an allowance for credit losses: commercial finance investment entities ($4.7 million) and the receivable from real estate ($89,000).  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table summarizes the Company’s financing receivables on nonaccrual status as of March 31, 2011 and September 30, 2010 (in thousands):

	March 31,	September 30,
	2011	2010
Investments in commercial finance:
Leases and loans	$303	$930
Future payment credit receivables	147	316
Investments in real estate - loans	−	49
Total	$450	$1,295

The following table provides information about the credit quality of the Company’s commercial finance assets as of March 31, 2011 (in thousands):

	Leases	Future payment
	and loans	card receivables	Total
Performing	$145,941	$ −	$145,941
Nonperforming	303	147	450
Total	$146,244	$147	$146,391

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table summarizes the activity in the allowance for credit losses for all financing receivables for the Company for the three and six months ended March 31, 2011 (in thousands):

		Investments in commercial finance
	Receivables from managed entities	Leases and loans		Future payment card receivables		Investment in real estate loans		Total
Three Months Ended March 31, 2011:
Balance, beginning of period	$2,486		$80		$130	$	−	$2,696
Provision for credit losses	2,254		357		108		−	2,719
Charge-offs	−		(178)		(116)		−	(294)
Recoveries	−		41		8		−	49
Balance, end of period	$4,740		$300		130	$	−	$5,170

Six Months Ended March 31, 2011:
Balance, beginning of year	$1,075		$770		$130		$49	$2,024
Provision for credit losses	3,665		540		120		−	4,325
Charge-offs	−		(1,178)		(142)		(49)	(1,369)
Recoveries	−		168		22		−	190
Balance, end of period	$4,740		$300		130	$	−	$5,170

Ending balance, individually evaluated for impairment	$4,740	$	−	$	−	$	−	$4,740
Ending balance, collectively evaluated for impairment	−		300		130		−	430
Balance, end of period	$4,740		$300		$130	$	−	$5,170

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of March 31, 2011 relate to the balance in the allowance for credit losses as follows (in thousands):

		Investments in commercial finance
	Receivables from managed entities	Leases and loans		Future payment card receivables		Total
Ending balance, individually evaluated for impairment	$25,910	$	−	$	−	$25,910
Ending balance, collectively evaluated for impairment	−		303		147	450
Balance, end of period	$25,910		$303		$147	$26,360

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table summarizes the activity in the allowance for credit losses for all financing receivables for the Company for the three and six months ended March 31, 2010 (in thousands):

			Investments in commercial finance
	Investment in loans		Leases and loans	Future payment card receivables	Investment in real estate loans	Total
Three Months Ended March 31, 2010:
Balance, beginning of period	$	−	$520	$2,220	$1,585	$4,325
Provision for credit losses		1	1,044	116	49	1,210
Charge-offs		(1)	(1,231)	(2,221)	−	(3,453)
Recoveries		−	27	15	−	42
Balance, end of period	$	−	$360	130	$1,634	$2,124

Six Months Ended March 31, 2010:
Balance, beginning of year	$	−	$570	$2,640	$1,585	$4,795
Provision for credit losses		1	1,682	254	49	1,986
Charge-offs		(1)	(1,919)	(2,779)	−	(4,699)
Recoveries		−	27	15	−	42
Balance, end of period	$	−	$360	130	$1,634	$2,124

The following table discloses the Company’s impaired financing receivables as of March 31, 2011 (in thousands):

	Net Balance		Unpaid Balance		Specific Allowance		Average Investment in Impaired Assets
Financing receivables without a specific valuation allowance:
Receivables from managed entities – commercial finance	$	−	$	−	$	−	$	−
Receivables from managed entities – real estate		−		−		−		−
Leases and loans		−		−		−		−
Future payment card receivables		−		−		−		−

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance		18,668		23,339		4,651		23,466
Receivables from managed entities – real estate		2,482		2,571		89		2,359
Leases and loans		170		303		133		732
Future payment card receivables		17		147		130		305

Total:
Receivables from managed entities – commercial finance		18,668		23,339		4,651		23,466
Receivables from managed entities – real estate		2,482		2,571		89		2,359
Leases and loans		170		303		133		732
Future payment card receivables		17		147		130		305

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 5 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	March 31,	September 30,
	2011	2010

Direct financing leases, net	$105,077	$8,888
Equipment loans (1)	18,430	1,661
Assets subject to operating leases, net (2)	22,737	2,211
Future payment card receivables, net	147	316
Allowance for credit losses	(430)	(900)
Investments in commercial finance, net	$145,961	$12,176

(1)	The interest rates on loans generally range from 8% to 14%.

(2)	Net of accumulated depreciation of $2.4 million and $96,000, respectively, as of March 31, 2011 and September 30, 2010.

The components of direct financing leases are as follows (in thousands):

	March 31,	September 30,
	2011	2010
Total future minimum lease payments receivable	$117,205	$10,467
Initial direct costs, net of amortization	815	156
Unguaranteed residuals	6,046	421
Security deposits	(270)	(102)
Unearned income	(18,719)	(2,054)
Investments in direct financing leases, net	$105,077	$8,888

Lease and note terms extend over many years.  The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases that are held for investment for each of the five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Equipment Loans	Operating Leases (1)
2012	$32,995	$5,774	$11,117
2013	31,858	5,409	8,536
2014	28,109	4,286	2,317
2015	18,758	2,321	87
2016	5,393	585	−
Thereafter	92	55	−
	$117,205	$18,430	$22,057

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 6 – INVESTMENTS IN REAL ESTATE

The following is a summary of the carrying value of the Company’s investments in real estate (in thousands):

	March 31,	September 30,
	2011	2010
Properties owned, net of accumulated depreciation of $4,387 and $3,989	$17,074	$17,387
Real estate ventures	10,473	9,727

Investments in real estate, net	$27,547	$27,114

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 7 − INVESTMENT SECURITIES

Components of investment securities are as follows (in thousands):

	March 31,	September 30,
	2011	2010
Available-for-sale securities	$18,740	$21,530
Trading securities	729	828
Total investment securities, at fair value	$19,469	$22,358

Available-for-sale securities. The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in equity and collateralized debt obligation (“CDO”) securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011:
Equity securities	$32,222	$67	$(15,977)	$16,312
CDO securities	1,157	1,271	−	2,428
Total	$33,379	$1,338	$(15,977)	$18,740

September 30, 2010:
Equity securities	$31,847	$18	$(16,558)	$15,307
CDO securities	5,515	1,047	(339)	6,223
Total	$37,362	$1,065	$(16,897)	$21,530

Equity Securities. The Company holds 2.4 million shares of RCC common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share; expires in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) common stock.  A portion of these investments have been pledged as collateral for one of the Company’s secured corporate credit facilities.

CDO Securities.  The CDO securities represent the Company’s retained equity interests in three and four CDO issuers that it has sponsored and manages as of March 31, 2011 and September 30, 2010, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations and the credit quality of the underlying assets held by the CDO issuers, which, accordingly, has an impact on their fair value.

Trading Securities.  The Company held an additional 78,994 and 123,719 shares of TBBK common stock valued at $729,000 and $828,000 as of March 31, 2011 and September 30, 2010, respectively, in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer.  The Company sold 24,500 and 44,725 shares of TBBK in the plan during the three and six months ended March 31, 2011, respectively, and recognized gains of $87,000 and $96,000, respectively.  In addition, the Company had an unrealized trading loss of $173,000 for the three months ended March 31, 2011 and an unrealized trading gain of $201,000 for the six months ended March 31, 2011 on the TBBK shares held in the plan.  There were no trading gains or losses on TBBK shares for the three and six months ended March 31, 2010.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 7 − INVESTMENT SECURITIES – (Continued)

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2011:
Equity securities	$	−	$	−	−	$16,137	$(15,997)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$16,137	$(15,977)	1

September 30, 2010:
Equity securities	$	−	$	−	−	$15,181	$(16,558)	1
CDO securities		−		−	−	3,980	(339)	1
Total	$	−	$	−	−	$19,161	$(16,897)	2

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  Specifically, with respect to its evaluation of its investment in RCC, the Company considers its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.  With respect to its CDO investments, the primary inputs used in producing the internally generated expected cash flows models to determine the fair value are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (99%) and (v) discount rate (20%).

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of interests it owns (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31, 2011	September 30, 2010
Real estate investment entities	2% – 10%	$8,078	$9,317
Financial fund management partnerships	4% − 11%	3,750	3,705
Trapeza entities	33% − 50%	809	737
Commercial finance investment entities	1% − 6%	224	66
Investments in unconsolidated entities		$12,861	$13,825

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

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 9 – VARIABLE INTEREST ENTITIES

In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities including collateralized loan obligations (“CLOs”) and CDOs.  Since the Company serves as the asset manager for the investment entities it sponsored and manages, the Company is generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In the case of an interest in a VIE managed by the Company, the Company will perform an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.

Consolidated VIE

The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets as of March 31, 2011 and September 30, 2010 (in thousands):

	March 31,	September 30,
	2011	2010
Property and equipment, net	$1,008	$1,072
Accrued expenses and other liabilities	$378	$416

VIEs Not Consolidated

The Company’s investments in RCC, Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in bank loans (“Apidos entities”),  trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT , the Company has advanced offering costs that which are reimbursed as the REIT raises additional equity.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheet that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these VIEs in which it holds variable interests at March 31, 2011 (in thousands):

	Receivables from managed entities and related parties, net (1)	Investments	Maximum exposure to loss in non-consolidated VIEs
RCC	$1,284	$16,137	$17,421
RRE Opportunity REIT	−	204	204
Apidos entities	2,193	2,428	4,621
Ischus entities	314	−	314
Trapeza entities	−	809	809
	$3,791	$19,578	$23,369

(1)	Exclusive of expense reimbursements due to the Company.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 10 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31,		September 30,
	2011		2010
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Guggenheim Securities, LLC – secured revolving facility (1)	$50,000	$49,266	$ −
Guggenheim Securities, LLC – bridge financing	−	−	20,750
LEAF Funding 3 Series 2010-2 – term securitization (2)	−	88,201	−
Total commercial finance borrowings		137,467	20,750

Corporate:
TD Bank, N.A. – secured revolving credit facility (3)	9,099	7,493	14,127
TD Bank, N.A. – term loan	−	4,850	−
Republic First Bank – secured revolving credit facility	3,500	−	−
Total corporate borrowings		12,343	14,127
Senior Notes, net (4)		15,224	14,317

Note payable to RCC		1,705	2,000
Other debt		13,904	14,916
Total borrowings outstanding		$180,643	$66,110

(1)	Reflected net of unamortized discount of $434,000 related to the fair value of LEAF detachable warrants issued to Guggenheim.

(2)	Face amount of notes is $93.3 million; difference of $5.1 million at March 31, 2011 is being accreted to interest expense.

(3)	The amount of the facility as shown has been reduced for outstanding letters of credit of $401,000 at March 31, 2011.

(4)
The outstanding Senior Notes are reflected net of an unamortized discount of $3.6 million and $4.5 million at March 31, 2011 and September 30, 2010, respectively, related to the fair value of detachable warrants issued with the Senior Notes.

Commercial Finance - Guggenheim secured revolving credit facility

Guggenheim. On January 4, 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with an initial availability of $50.0 million.  The facility was increased to $110.0 million on April 27, 2011 with a commitment to further expand the borrowing limit to $150.0 million.  LEAF, through its wholly owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of Dominion Bond Rating Service-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $50.0 million.  The notes are secured and payable only from the underlying equipment leases and loans.  Interest is calculated at a rate of 30 day London Interbank Offered Rate (“LIBOR”) plus a margin rate applicable to each class of notes.  The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020 unless there is a mutual agreement to extend.  If the maturity is not extended, the notes would amortize over the remaining term of the underlying collateral.  Principal payments on the notes are required to begin when the revolving period ends.  The Company is not an obligor or a guarantor of these securities and the facility is non-recourse to the Company.  The weighted average borrowings for the three and six months ended March 31, 2011 were $20.0 million and $9.9 million, respectively, at a weighted average interest rate of 5.3% for both periods.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

Commercial Finance – Series 2010-2 term securitization

In May 2010, LEAF Funding 3, LLC (“LRF3”) issued $120.0 million of equipment contract backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the formation of LEAF in January 2011, RCC contributed these notes, along with the underlying lease portfolio to LEAF.  LRF3 is the sole obligator of these notes.  Neither the Company or LEAF is an obligor or a guarantor of these securities and the facility is non-recourse to the Company and LEAF.

The notes were originally issued in the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear interest at a fixed rate of 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.  The weighted average borrowings for the three and six months ended March 31, 2011 were $89.4 million and $44.2 million, respectively, at a weighted average interest rate of 8.7% for both periods.  The notes were recorded at their fair value and are being accreted to their face value using the effective interest method.

Commercial Finance – Bridge Financing

 LEAF had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million.  The bridge facility was repaid with proceeds from the new revolving warehouse credit facility and terminated on February 28, 2011.  The loan was in the form of a series of notes.  The weighted average borrowings for the three and six months ended March 31, 2011 were $14.0 million and $17.5 million at a weighted average interest rate of 6.7% and 9.1%, respectively.

Corporate –TD Bank

TD Bank, N.A. (“TD Bank”).  On March 10, 2011, the Company amended its revolving credit facility with TD Bank to extend the maturity date to August 31, 2012 from October 15, 2011 and increase the maximum facility amount to $14.5 million, consisting of a $5.0 million term loan and a $9.5 million revolving line of credit.  Additionally, the interest rate on borrowings decreased to either (a) the prime rate of interest plus 2.25% or (b) LIBOR plus 3%, both with a floor of 6%.  The interest rate on borrowings until March 10, 2011 was either (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5%.  The Company is charged an unused fee of 0.5% as well as a 5.25% fee on the outstanding balance of a $401,000 letter of credit.

The facility requires that the Company repay the facility in an amount equal to 30% of the aggregate net proceeds (i.e., gross sales proceeds less reasonable and customary costs and expenses related to the sale) for certain sales of assets, which will be applied to the term loan balance as of March 10, 2011.  Included in restricted cash at March 31, 2011 is $2.2 million of proceeds from the sale of the Company’s management contract for Resource Europe CLO I (“REM I”).  TD Bank allowed the Company to defer the repayment of the facility with these funds until October 2011, at which time the revolver portion of line of credit maximum facility amount will be reduced to $7.5 million.

Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,747,563 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

Corporate – TD Bank continued

The March 31, 2011 principal balance on the secured credit facility was $7.5 million and the availability on the line was $1.6 million, as reduced for letters of credit. Weighted average borrowings for three and six months ended March 31, 2011 were $11.4 and $12.6 million, respectively, at an effective interest rate of 10.9% for both periods.  Weighted average borrowings for three and six months ended March 31, 2010 were $18.4 million and $20.0 million, respectively, at an effective interest rate of 9.9% and 10.6%, respectively.

The term note requires monthly principal payments of $150,000.  On the sale of a real estate asset as specified in the loan agreement, the principal payments will be reduced to $50,000 monthly.  The outstanding principal balance on the term note at March 31, 2011 was $4.9 million.  Weighted average borrowings for the three and six months ended March 31, 2011 were $591,000 and $1.2 million, respectively, at an effective interest rate of 7.8% for both periods.

Corporate – Republic First Bank

In February 2011, the Company entered into a new $3.5 million revolving credit facility with Republic First Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5% and matures on September 28, 2012.  The loan is secured by a pledge of 700,000 shares of RCC stock and a first priority security interest in certain real estate collateral located in Philadelphia, PA.  Availability under this facility is limited to the lesser of a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RCC shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RCC shares held in the pledged account.  There were no borrowings under this facility for the three and six months ended March 31, 2011.

Corporate – Senior Notes

In September and October 2009, the Company completed a private offering to certain senior executives and shareholders of $18.8 million of Senior Notes due 2012 with 5-year detachable warrants to purchase 3,690,195 shares of the Company’s common stock (at a weighted average exercise price of approximately $5.11 per share).  The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  The proceeds from the Senior Notes were allocated to the Senior Notes and the warrants based on their relative fair values.  The weighted average interest rate inclusive of the amortization of the warrant discount was 22.0% and 21.5% for the three and six months ended March 31, 2011, respectively and 19.5% and 19.0% for the three and six months ended March 31, 2010, respectively.

Debt repayments.

Annual principal payments on the Company’s aggregate borrowings (excluding discounts of $3.6 million on the Senior Notes, $5.2 million on the Series 2010-2 notes and $434,000 on the Guggenheim secured revolving facility) over the next five years ending March 31, and thereafter, are as follows (in thousands):

2012	$39,216
2013	57,567
2014	34,852
2015	24,110
2016	7,718
Thereafter	26,348
$189,811

Covenants

The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.

The Company was in compliance with all of its debt covenants as of March 31, 2011.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 11 – SERVICING LIABILITY – COMMERCIAL FINANCE

During fiscal 2010, the Company sold a portfolio of leases and loans to RCC.  Although it remained as the servicer for the portfolio, the Company agreed not to charge any servicing fees.  Accordingly, the Company recorded a $2.5 million liability for the present value of the estimated costs to service the portfolio.  The liability was eliminated in the formation of LEAF in January 2011 and its reacquisition of the portfolio from RCC.  The table below summarizes the activity for the servicing liability (in thousands):

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2011	2011
Balance, beginning of year	$(2,274)	$(2,362)
Amortization (1)	−	88
Elimination of the servicing liability due to the formation of contribution of the RCC portfolio to LEAF	2,274	2,274
Balance, end of period	$ −	$ −

(1)	Amortization of the servicing liability was included in commercial finance revenues in the consolidated statements of operations.

NOTE 12 – COMPREHENSIVE (LOSS) INCOME

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss	$(3,983)	$(1,847)	$(5,175)	$(1,259)
Other comprehensive income (loss):
Unrealized gains on investment securities available-for-sale, net of tax of $(739), $2,177, $(105) and $2,118	(1,186)	3,443	(173)	3,324
Less: reclassification for realized losses, net of tax of $0, $268, $564 and $346	−	391	906	517
	(1,186)	3,834	733	3,841
Minimum pension liability adjustment, net of tax of $0, $0, $0 and $(5)	−	−	−	5
Less: reclassification for realized losses, net of tax of $33, $30, $65 and $60	41	39	84	77
Unrealized gains on hedging contracts, net of tax of $29, $22, $105 and $82	85	35	143	126
Foreign currency translation loss	−	(363)	−	(494)
Less: reclassification for realized foreign currency translation losses	−	−	368	−
Comprehensive (loss) income	(5,043)	1,698	(3,847)	2,296
Add: comprehensive (income) loss attributable to noncontrolling interests	(296)	615	317	1,031
Comprehensive (loss) income attributable to common shareholders	$(5,339)	$2,313	$(3,530)	$3,327

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 12 – COMPREHENSIVE (LOSS) INCOME – (Continued)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	Foreign Currency Translation Adjustments		SERP Pension Liability	Total
Balance, beginning of year, net of tax of $(6,071), $(146) , $0 and $(1,966)	$(9,761)	$(171)		$(368)	$(2,507)	$(12,807)
Current period changes	733	118		368	84	1,303
Balance, end of period, net of tax of $(5,611), $(39), $0 and $(1,901)	$(9,028)	$(53)	$	−	$(2,423)	$(11,504)

(1)
Included in accumulated other comprehensive loss as of March 31, 2011 and September 30, 2010 is a net unrealized loss of $53,000 (net of tax benefit of $39,000) and a net unrealized loss of $171,000 (net of tax benefit of $146,000 and noncontrolling interest of $25,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF, in which the Company owns an equity interest.  The Company has no other hedging activity as of March 31, 2011 and September 30, 2010.

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

Due to the losses for the periods presented, stock options and warrants outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation.  Excluded from the Diluted EPS calculation for the three months ended March 31, 2011 and 2010 were outstanding options to purchase 1.0 million and 1.5 million shares of common stock at a weighted average exercise price of $16.25 and $13.03, respectively, as well as outstanding warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11.  Additionally, excluded from the calculation of Diluted EPS for the three months ended March 31, 2010 were 69,300 shares of unvested restricted stock at a fair value of $16.42 per share outstanding that did not have dividend rights.

NOTE 14 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed an application under the voluntary correction program ("VCP") with the Internal Revenue Service (“IRS”) in order to correct certain compliance errors that were made with respect to the ESOP.  The Company has finalized the corrections required under the VCP compliance statement.  Furthermore, the Department of Labor (“DOL”) closed its audits of the ESOP and the Resource America, Inc. Investment Savings Plan (“401(k) Plan”) for the plan years from 2005 to 2009 without any significant changes or corrections required.  The Company plans to distribute the available plan assets to participants and then terminate the ESOP during the third quarter of fiscal 2011.

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  The Company will match 50% of such deferrals on a pay period basis, limited to 10% of an employee’s biweekly compensation, after the completion of 1,000 hours of service and having been employed by the Company for one year.  The match contribution vests over a period of five years.  In May 2010, the Company discovered errors in the calculation of the employer match and the calculation of the vested percentages for some employees and has paid the corrections to the Plan.  In January 2011, the Company filed for approval of the corrections under the VCP.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 14 – BENEFIT PLANS – (Continued)

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The Company held 78,994 and 123,719 shares of TBBK common stock, respectively, as well as $27,000 and $50,000 in cash, respectively, as of March 31, 2011 and September 30, 2010, to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest costs	$92	$106	$184	$212
Expected return on plan assets	(16)	(14)	(33)	(29)
Amortization of actuarial loss	74	68	148	136
Net cost	$150	$160	$299	$319

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	March 31,	September 30,
	2011	2010
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$34,326	$41,722
Real estate investment entities (2)	20,385	18,491
Financial fund management investment entities	2,676	3,065
RCC	1,446	2,811
Other	665	327
Receivables from managed entities and related parties, net	$59,498	$66,416
Payables to managed entities and related parties:
Real estate investment entities	$136	$122
RCC	161	34
Payables to managed entities and related parties	$297	$156

(1)
Reflects $4.7 million of reserves for credit losses related to management fees owed from two of its investment entities that, based on projected cash flows, are not expected to be collectible. Also includes a $293,000 discount for management fees and reimbursed expenses that the Company expects to receive in the future.

(2)	Reflects $89,000 of reserves for credit losses related to management fees owed from one of its investment entities that, based on projected cash flows, are not expected to be collectible.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Fees from unconsolidated investment entities:
Real Estate (1)	$3,096	$3,942	$6,156	$5,839
Commercial Finance (2)	−	3,411	−	7,462
Financial Fund Management (3)	891	773	2,485	1,802
RCC -
Management, incentive and servicing fees	2,388	1,272	6,298	3,761
Dividends received	612	566	1,223	1,114
Reimbursement of expenses	553	462	1,021	854
RRE Opportunity REIT – reimbursement of costs and expenses	535	−	968	−

Fees from (payments to) other related parties:
Atlas Energy, L.P. - reimbursement of net costs and expenses	420	227	610	486
1845 Walnut Associates Ltd - payment of rent and operating expenses	(209)	(105)	(370)	(253)
9 Henmar LLC - payment of broker/consulting fees	(5)	(5)	(26)	(30)
Ledgewood P.C. - payment for legal services	(93)	(86)	(134)	(242)

(1)
Reflects discounts of $77,000 and $190,000 recorded for the three and six months ended March 31, 2011, and $29,000 and $81,000 recorded for the three and six months ended March 31, 2010, respectively, in connection with management fees the Company expects to receive in the future.

(2)
During the three and six months ended March 31, 2011, the Company waived $2.1 million and $4.5 million, respectively, and during the three and six months ended March 31, 2010, waived $197,000 and $421,000, respectively, of its fund management fees from these investment entities.

(3)	Excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships for the six months ended March 31, 2010.

Relationship with RCC.  LEAF Financial originated and managed commercial finance assets on behalf of RCC prior to the formation of LEAF in January 2011.  During the three and six months ended March 31, 2011, LEAF Financial sold $0 and $2.3 million, respectively, of commercial finance assets to RCC as compared to $10.3 million for the three and six months ended March 31, 2010.  In addition, LEAF Financial repurchased $140,000 of leases and loans from RCC as an accommodation under certain circumstances during the three and six months ended March 31, 2010.

In February 2011, the Company entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.8 billion in bank loans.  In connection with the services provided, RCC will pay the Company 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s Chief Executive Officer and President.  TBBK provides banking and operational services for one of LEAF Financial’s subsidiaries.  For the three and six months ended March 31, 2011, the Company paid $1,000 and $3,300, respectively, in fees to TBBK.  For the three and six months ended March 31, 2010, the Company paid $3,000 and $9,000, respectively, in fees to TBBK.  Additionally, the Company had $31,000 and $39,000 in deposit accounts at TBBK at March 31, 2011 and 2010, respectively.  During the three and six months ended March 31, 2011, the Company sold 24,500 and 44,725 shares respectively, of TBBK common stock held for the SERP for $235,000 and $394,000, respectively, and realized a gain of $87,000 and $96,000, respectively.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

Transactions between LEAF Financial and Its Investment Partnerships.  LEAF Financial originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans sold to the LEAF Funds are at fair value plus an origination fee not to exceed 2%.  Sales to the LEAF Funds totaled $821,000 for the three and six months ended March 31, 2011, respectively, as compared to $29.8 million and $60.7 million, respectively, for the three and six months ended March 31, 2010.  During the three and six months ended March 31, 2010, LEAF Financial repurchased $3.2 million of leases and loans as an accommodation to the LEAF Funds.

NOTE 16 − OTHER INCOME, NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
RCC dividend income	$612	$566	$1,223	$1,114
Unrealized (losses) gains on trading securities	(173)	−	201	−
Interest income	125	78	250	159
Other expense, net	(361)	(7)	(385)	(66)
Other income, net	$203	$637	$1,289	$1,207

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

As of March 31, 2011, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$17,041	$	−	$2,428	$19,469
Retained financial interest-commercial finance	−		−	156	156
Total	$17,041	$	−	$2,584	$19,625

As of September 30, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$16,135	$	−	$6,223	$22,358
Retained financial interest – commercial finance	−		−	273	273
Total	$16,135	$	−	$6,496	$22,631

The following is a discussion of assets and liabilities that are recorded at fair value on a recurring and non-recurring basis as well as the valuation techniques applied to each fair value measurement:

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)
NOTE 17 – FAIR VALUE – (Continued)

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

Guggenheim Securities- secured revolving facility.  The proceeds from this loan were allocated to the revolving facility and the penny warrants issued to the lender based on their relative fair values, as determined by an independent third-party appraiser.  The appraiser determined the fair value of the debt based primarily on the interest rates of similarly rated notes with similar terms.  The appraiser assessed the fair value of the equity of LEAF in making its determination of the fair value of the warrants.

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

Servicing liability.  In May 2010, the Company sold a portfolio of leases and loans to RCC.  Although it remained as the servicer for the portfolio, the Company agreed not to charge servicing fees.  Accordingly, the Company recorded a servicing liability based on the present value of 1% of the portfolio sold (Level 3).  This liability was eliminated as a result of the January 2011 formation of LEAF.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 17 – FAIR VALUE – (Continued)

The following table presents additional information about for assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the six months ended March 31, 2011 and fiscal year ended September 30, 2010 (in thousands):

		Retained
	Investment	Financial
	securities	Interest
For the Six Months Ended March 31, 2011:
Balance, beginning of period	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,741)	−
Loss on sale of investment securities, net	(1,470)	−
Payments received	−	(117)
Change in unrealized losses included in accumulated other comprehensive loss	416	−
Balance, end of period	$2,428	$156

For the Fiscal Year Ended September 30, 2010:
Balance, beginning of period	$8,245	$ −
Purchases, sales, issuances and settlements, net	(2,985)	299
Change in unrealized losses included in accumulated other comprehensive loss	1,894	−
Other-than-temporary impairment loss	(480)	−
Loss on sale of investment securities, net	(451)	−
Payments received and leases returned	−	(26)
Balance, end of period	$6,223	$273

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
For the Six Months Ended March 31, 2011:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$170	$170
Receivables from managed entities – commercial finance and real estate		−		−	22,882	22,882
Total	$	−	$	−	$23,052	$23,052
Liabilities:
Guggenheim –secured revolving credit facility	$	−	$	−	$49,266	$49,266
Total	$	−	$	−	$49,266	$49,266

For the Fiscal Year Ended September 30, 2010:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$190	$190
Receivables from managed entities		−		−	9,922	9,922
Total	$	−	$	−	$10,112	$10,112
Liabilities:
Servicing liability	$	−	$	−	$2,478	$2,478
Senior Notes		−		−	2,239	2,239
Total	$	−	$	−	$4,717	$4,717

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)
NOTE 17 – FAIR VALUE – (Continued)

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The fair value of financial instruments was as follows (in thousands):

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities (1)	$59,498	$40,595	$66,416	$60,204
Investments in commercial finance - loans	18,430	18,380	1,661	1,011
	$77,928	$58,975	$68,077	$61,215
Borrowings: (2)
Commercial finance debt	$137,467	$137,467	$20,750	$20,750
Corporate secured revolving credit facilities	7,493	7,493	14,127	14,127
Corporate term note	4,850	4,850	−	−
Real estate debt	11,938	11,596	12,005	11,265
Senior Notes	15,224	18,071	14,317	16,884
Other debt	3,671	2,644	4,911	3,916
	$180,643	$182,121	$66,110	$66,942

(1)
Certain of the receivables from managed entities at March 31, 2011 and September 30, 2010 have been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for liquidity risk.

(2)
The carrying value of the Company’s corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates.  The carrying value of the Company’s commercial finance debt approximates its fair value due to its recent issuance at March 31, 2011.  The Company’s real estate debt and other debt fair values are estimated using current interest rates for similar loans.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes.  This disclosure excludes instruments valued on a recurring basis.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Broker-Dealer Capital Requirement.  Chadwick Securities, Inc. (“Chadwick”) serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of March 31, 2011 and September 30, 2010, respectively.  As of March 31, 2011 and September 30, 2010, Chadwick’s net capital was $296,000 and $393,000, respectively, which exceeded the minimum requirements by $196,000 and $277,000, respectively.

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share). The clawback liability was $1.2 million at March 31, 2011 and September 30, 2010.

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, initiated a lawsuit now captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., United States District Court, Southern District of New York, No. 10 Civ. 4421, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC (“TCM”).  The Company owns a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.  In April 2011, the FDIC voluntarily dismissed this lawsuit without prejudice against TCM and all of the defendants.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 18 - COMMITMENTS AND CONTINGENCIES – (Continued)

General corporate commitments.  As a specialized asset manager, the Company sponsors investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of March 31, 2011, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

NOTE 19 – DISCONTINUED OPERATIONS

In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the current property owner under stipulated circumstances.  On April 7, 2011, the Company was formally notified that a trigger event had occurred on March 17, 2011, and accordingly, the Company accrued the present value of $3.4 million for the payout due under the agreement, which is reflected as a $2.2 million loss, net of tax, from discontinued operations in the statement of operations.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2011
(unaudited)

NOTE 20 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)		Total
Three Months Ended March 31, 2011
Revenues from external customers	$6,270	$6,415	$7,145	$	−	$19,830
Equity in (losses) earnings of unconsolidated entities	(12)	62	467		−	517
Total revenues	6,258	6,477	7,612		−	20,347
Segment operating expenses	(6,088)	(3,693)	(5,960)		−	(15,741)
General and administrative expenses	(80)	−	(780)		(2,037)	(2,897)
Gain on sale of leases and loans	−	252	−		−	252
Provision for credit losses	(89)	(2,630)	−		−	(2,719)
Depreciation and amortization	(340)	(2,407)	(44)		(130)	(2,921)
Interest expense	(272)	(2,510)	−		(1,385)	(4,167)
Gain on extinguishment of servicing and repurchase liabilities	−	4,426	−		−	4,426
Gain on sale of investment securities	−	−	10		87	97
Other income, net	115	6	747		(665)	203
Pretax loss (income) attributable to noncontrolling interests (2)	67	(145)	−		−	(78)
(Loss) income including noncontrolling interests before intercompany interest expense and income taxes	(429)	(224)	1,585		(4,130)	(3,198)
Intercompany interest (expense) income	−	(34)	−		34	−
(Loss) income from operations including noncontrolling interests before taxes	$(429)	$(258)	$1,585		$(4,096)	$(3,198)

Six Months Ended March 31, 2011
Revenues from external customers	$13,061	$8,202	$13,820	$	−	$35,083
Equity in earnings (losses) of unconsolidated entities	71	(249)	2,122		−	1,944
Total revenues	13,132	7,953	15,942		−	37,027
Segment operating expenses	(11,549)	(7,966)	(12,680)		−	(32,195)
General and administrative expenses	(177)	−	(1,774)		(4,062)	(6,013)
Gain on sale of leases and loans	−	263	−		−	263
Provision for credit losses	(89)	(4,236)	−		−	(4,325)
Depreciation and amortization	(655)	(3,035)	(89)		(267)	(4,046)
Interest expense	(547)	(3,121)	−		(2,868)	(6,536)
Gain on sale of management contract	−	−	6,520		−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	4,426	−		−	4,426
(Loss) gain on sale of investment securities	−	−	(1,460)		96	(1,364)
Other income (expense), net	237	8	1,406		(362)	1,289
Pretax loss attributable to noncontrolling interests (2)	63	822	−		−	885
Income (loss) including noncontrolling interests before intercompany interest expense and and income taxes	415	(4,886)	7,865		(7,463)	(4,069)
Intercompany interest (expense) income	−	(1,588)	−		1,588	−
Income (loss) from operations including noncontrolling interests before taxes	$415	$(6,474)	$7,865		$(5,875)	$(4,069)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

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

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2011
(unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)	Total
Segment assets:
March 31, 2011	$157,131	$216,050	$38,237	$(37,014)	$374,404
March 31, 2010	$148,851	$170,359	$35,379	$(31,725)	$322,864

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  During the three and six months ended March 31, 2011, the Company recognized a $5.1 million net gain on the sale of the management contract and equity investment in REM I.  Revenues generated from the Company’s European operations were $531,000 and $1.2 million for the three and six months ended March 31, 2010, respectively.  Included in the segment assets are European assets of $6.8 million and $6.5 million as of March 31, 2011 and 2010, respectively.

Major Customer.  For the three and six months ended March 31, 2011, the total of the management, incentive and servicing fees that the Company received from RCC were 11.7% and 17.0% of its consolidated revenues, respectively, as compared to and 6.6%  and 8.4% for the three and six months ended March 31, 2010, respectively.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 21 – SUBSEQUENT EVENTS

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

Overview of the Three and Six Months Ended March 31, 2011 and 2010

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of March 31, 2011, we managed $13.7 billion of assets.

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

In our commercial finance segment, we formed LEAF Commercial Capital, Inc., or LEAF, on January 4, 2011.  In the transaction, LEAF Financial Corporation, or LEAF Financial, contributed its leasing platform and directly-held leases and loans, while Resource Capital Corp. (NYSE: RSO), or RCC, committed to investing $36.2 million of capital in the form of preferred stock.  A portion of RCC’s investment consisted of the contribution of the leases and loans it had acquired from LEAF Financial.  In addition, Guggenheim Securities, LLC, or Guggenheim, arranged a new financing facility for LEAF of up to $200.0 million in revolving senior debt to fund new originations.  In conjunction with the contribution of the RCC portfolio, LEAF Financial reversed the servicing and repurchase liabilities it recorded in fiscal 2010 on certain lease and loan sales to RCC, and recognized a gain of $4.4 million for the three and six months ended March 31, 2011.

Beginning in fiscal 2010 and continuing into fiscal 2011, we have waived our management fees from our four sponsored and managed commercial finance investment funds due to their reduced equity distributions to their partners as a result of the impact of the recession on the cash flow of these entities.  For the three and six months ended March 31, 2011, we waived $2.1 million and $4.5 million, respectively, in fees.  We anticipate that we will continue to waive these management fees in the future, which will reduce our revenues and adversely affect our profitability.  In addition, we recognized a $2.2 million and $3.6 million provision for credit losses on the receivables due from these entities for the three and six months ended March 31, 2011.

(Back to Index)

In our financial fund management segment, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored.  In February 2011, we entered into a services agreement with a subsidiary of RCC, to provide subadvisory collateral management and administration services for five CDO issuers invested primarily in bank loans.  This increased our assets under management by $1.8 billion.  In December 2010, we completed the sale of our management contract and equity investment in Resource Europe CLO I, or REM I, for approximately $11.1 million and recognized a net gain of $5.1 million.

In connection with the sale of a real estate loan in March 2006, we agreed that, in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under certain circumstances as stipulated in the sale agreement.  During the three months ended March 31, 2011, a triggering event as specified in the agreement occurred and, accordingly, we recorded a $3.4 million liability for the present value of the payments due to the property owner and recorded the charge to discontinued operations.

Principally as a result of the losses incurred by our commercial finance operations as well as the $3.4 million real estate liability ($2.2 million net of tax), we recorded a consolidated net loss attributable to common shareholders of $4.3 million and $4.8 million, respectively, for the three and six months ended March 31, 2011.

Assets Under Management

Our assets under management increased by $607.6 million to $13.7 billion at March 31, 2011 from $13.1 billion at March 31, 2010.  The following table sets forth information relating to our assets under management by operating segment (in millions) (1):

	As of March 31,		Increase (Decrease)
	2011	2010	Amount		Percentage
Financial fund management	$11,411	$10,315	$1,096	(2)	11%
Real estate	1,561	1,657	(96)		(6)%
Commercial finance	702	1,094	(392	) (3)	(36)%
	$13,674	$13,066	$608

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)
Increase primarily related to subadvisory agreement with RCC ($1.8 billion) and the awarding of the management contract for an existing CDO issuer with $239.5 million of assets.  These increases were offset primarily by the following: (i) the sale of our collateral management rights and responsibilities with respect to REM I ($420.4 million) in December 2010 and (ii) a decrease in the eligible collateral bases of our ABS ($403.9 million) and trust preferred portfolios ($171.4 million) resulting from defaults, paydowns, sales and calls.

(3)	Reduction primarily reflects the decrease in new originations and paydowns of existing leases and loans.

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of March 31, 2011: (1)
Financial fund management	37	13	−	1
Real estate	2	8	7	4
Commercial finance	−	4	−	2
	39	25	7	7
As of March 31, 2010: (1)
Financial fund management	32	12	−	−
Real estate	2	8	7	5
Commercial finance	−	4	−	1
	34	24	7	6

(1)
Our financial fund management and real estate operating segments manage assets on behalf of RCC.  The RCC leasing portfolio, which had been managed by LEAF Financial, was contributed to LEAF in January 2011 in exchange for LEAF preferred stock and warrants.

(Back to Index)

As of March 31, 2011 and 2010, we managed $13.7 billion and $13.1 billion of assets, respectively, for the accounts of institutional and individual investors, RCC and for our own account in the following asset classes (in millions):

	March 31, 2011						March 31, 2010
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$4,106	$	−	$	−	$4,106	$4,278
Bank loans (1)	2,694		2,739		−	5,433	4,041
Asset-backed securities (1)	1,767		−		−	1,767	1,932
Real properties (2)	589		18		−	607	631
Mortgage and other real estate-related loans (2)	43		739		172	954	1,026
Commercial finance assets (3)	556		−		146	702	1,094
Private equity and other assets (1)	83		22		−	105	64
	$9,838		$3,518		$318	$13,674	$13,066

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of commercial real estate loans; and (ii) the book values of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book values of the equipment, leases and loans and future payment card receivables financed by us.

Employees

As of March 31, 2011, we employed 707 full-time workers, a decrease of 16, or (2%), from 723 employees at March 31, 2010.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
March 31, 2011
Investment professionals	106	35	42	27	2
Other	225	17	157	10	41
	331	52	199	37	43
Property management	376	376	−	−	−
Total	707	428	199	37	43

March 31, 2010
Investment professionals	108	27	46	33	2
Other	279	17	210	14	38
	387	44	256	47	40
Property management	336	336	−	−	−
Total	723	380	256	47	40

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Fund management revenues (1)	$9,593	$11,732	$18,855	$27,199
Finance and rental revenues (2)	7,201	5,766	10,166	12,204
RCC management fees	2,389	1,152	6,196	3,636
Gain on resolution of loans (3)	111	43	196	287
Other (4)	1,053	707	1,614	1,496
	$20,347	$19,400	$37,027	$44,822

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

In December 2009, we closed Resource Real Estate Opportunity Fund L.P., which invests in discounted real estate and real estate related debt, after raising a total of $41.4 million.  Additionally, we are still in the offering stage of Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT, which will also invest in discounted commercial real estate and real estate related debt.  The registration statement for this fund became effective in June 2010.  For fiscal 2011, our primary fundraising efforts will be focused on RRE Opportunity REIT.

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of March 31,
	2011	2010
Assets under management: (1)
Commercial real estate debt	$752	$830
Real estate investment funds and programs	566	566
Distressed portfolios	164	94
Institutional portfolios	51	94
Legacy portfolio	28	73
	$1,561	$1,657

(Back to Index)

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

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

Fee income can be highly variable and, for the remainder of fiscal 2011, fee income will depend upon the success of the RRE Opportunity REIT and the timing of its acquisitions.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Management fees
Asset management fees	$1,627	$1,099	$3,157	$2,102
Resource Residential property management fees	1,420	1,249	2,783	2,523
REIT management fees - RCC	1,202	880	2,565	2,673
	4,249	3,228	8,505	7,298
Other revenues
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	74	359	283	493
Master lease revenues	1,006	1,010	2,003	1,996
Rental property income and revenues on consolidated VIEs (1)	830	849	2,074	2,075
Interest, including accreted loan discount	−	42	−	85
Gains and fees on the resolution of loans and other property interests	111	43	196	287
Equity in (losses) earnings of unconsolidated entities	(12)	239	71	483
	$6,258	$5,770	$13,132	$12,717
Costs and expenses:
General and administrative expenses	$2,543	$2,417	$4,681	$4,171
Resource Residential expenses	1,509	1,208	2,864	2,275
Master lease expenses	1,269	1,099	2,374	2,149
Rental property expenses and expenses on consolidated VIEs	767	792	1,630	1,648
	$6,088	$5,516	$11,549	$10,243

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

(Back to Index)

Revenues – Three and Six Months Ended March 31, 2011 as Compared to the
Three and Six Months Ended March 31, 2010

Revenues from our real estate operations increased $488,000 (8%) and $415,000 (3%) for the three and six months ended March 31, 2011, respectively, as compared to the three and six months ended March 31, 2010.  We attribute the increase primarily to the following:

Management fees

●	a $528,000 and $1.1 million increase in asset management fees, respectively, due to additional properties in our distressed portfolio;

●
a $171,000 and $260,000 increase in property management fees, respectively, earned by Resource Residential, reflecting the 457 unit increase (3%) in multifamily units under management to 14,913 units at March 31, 2011 from 14,456 at March 31, 2010; and

●
a $322,000 increase and $108,000 decrease in REIT management fees, respectively.  We receive a quarterly base management fee calculated on RCC’s equity capital.  Additionally, we earn an incentive management fee based on the adjusted operating earnings of RCC, which varies by quarter.  The base management fee increased by $397,000 and $871,000 for the three and six months ended March 31, 2011, respectively, as compared to the prior year periods.   The incentive management fee decreased by $75,000 and $979,000 for the three and six months ended March 31, 2011, respectively, as compared to the prior year periods.

Other revenues

●
a $285,000 and $210,000 decrease in fee income, respectively, in connection with the purchase and third-party financing of property through our real estate investment entities.  During the three months ended March 31, 2011, we earned $74,000 in fees from acquiring a pool of four loans for $3.1 million as compared to $358,000 in fees earned from acquiring four assets (aggregate purchase price of $19.1 million) for the three months ended March 31, 2010.  Additionally, during the three months ended March 31, 2011, we earned $208,000 in fees from the acquisition of two distressed notes (aggregate value of $14.6 million) as compared to $153,000 in fees from the acquisition of a $7.1 million distressed note during the six months ended March 31, 2010;

●	a $251,000 and $412,000 decrease in equity in earnings, respectively, principally due to losses incurred by our investment entities.

Costs and Expenses – Three and Six Months Ended March 31, 2011 as Compared to the
Three and Six Months Ended March 31, 2010

Costs and expenses of our real estate operations increased $572,000 (10%) and $1.3 million (13%) for the three and six months ended March 31, 2011, respectively, as compared to the three and six months ended March 31, 2010.  We attribute these changes primarily to the following:

●	a $126,000 and $510,000 increase in general and administrative expenses, respectively, related principally to the start-up costs of RRE Opportunity REIT; and

●
a $301,000 and $589,000 increase in Resource Residential expenses, respectively, due to increased wages and benefits, primarily in conjunction with the increase in personnel needed to operate and manage the increase in residential apartment units.

Results of Operations: Commercial Finance

On January 4, 2011, we formed LEAF Commercial Capital, Inc. through contributions from LEAF Financial, RCC and Guggenheim.  In the discussion that follows, we make reference to LEAF Financial and LEAF Commercial Capital collectively as LEAF.

In January 2011, LEAF received commitments for up to $236 million in capital from RCC and Guggenheim to expand its lease origination and servicing platform.  RCC contributed a portfolio of leases totaling $111.0 million along with securitized debt of $90.2 (net of cash reserves) plus $10.2 million in cash and $140,000 in other net assets in exchange for preferred stock and warrants for common stock in LEAF.  Guggenheim provided a revolving warehouse credit facility with subordinated debt that can be increased to up to $200.0 million. The initial $50.0 million of availability under this warehouse line was increased by $60.0 million to $110.0 million in April 2011 when Wells Fargo Capital Finance, or Wells, joined the facility as an additional lender. LEAF and Guggenheim expect to continue to expand this line of credit as needed.

(Back to Index)

We had reduced our lease and loan originations during the economic recession of the past few years due to the scarcity of debt to fund new lease originations at our investment entities as well as for our own account, in addition to lower demand for capital equipment by our customer base of small to medium-sized businesses. However, during fiscal 2010, we saw an improvement in the debt markets with a resurgence of asset-backed securitizations in the equipment sector. Since May 2010, we have securitized approximately $700.0 million of leases and loans on behalf of our investment entities and we believe that the receptivity of the market to our securitizations was instrumental in obtaining the revolving warehouse lines from Guggenheim and Wells.

We plan to use the recently raised capital to grow our lease portfolio and expect to continue to utilize the term securitization marketplace as a vehicle for permanent financing for the leases we originate.   New equipment originations for the three months ended March 31, 2011 increased by $9.9 million (73%) to $23.4 million as compared to $13.5 million for the three months ended December 31, 2010.

The commercial finance assets we managed for our own account at March 31, 2011 increased by $122.0 million to $146.0 million as compared to $22.0 million at December 31, 2010, primarily due to the January 2011 contribution of the RCC lease portfolio.  The assets we managed for others at March 31, 2011 decreased by $91.0 million to $556.0 million as compared to $647.0 million at December 31, 2010, exclusive of the RCC portfolio.

As of March 31, 2011, we managed approximately 77,600 leases and loans for our own account and our investment entities, with an average original finance value of $25,000 and an average term of 57 months as compared to approximately 94,000 leases and loans with an average original finance value of $25,000 and an average term of 54 months as of March 31, 2010.

At March 31, 2011, we employed 203 employees (199 excluding part-time workers) as compared to 258 (256 excluding part-time workers) at March 31, 2010, representing a 21% overall reduction. We consolidated our Columbia, SC operations into our Philadelphia, PA service center in June 2010, which represented 64% of the total reduction in headcount. The majority of the additional reduction of employees is in the servicing area, which is reflective of a 36% lower managed portfolio at March 31, 2011 as compared to March 31, 2010.  While our origination staff decreased by 13 employees for the three months ended March 31, 2011 as compared to March 31, 2010, the closure of our Columbia office accounted for a reduction of 15 employees in the origination area.  However, net headcount in originations in our other offices increased by two employees, reflecting our efforts and intent to increase our origination volume.  LEAF currently maintains its corporate headquarters and operation center in Philadelphia, a sales and servicing center in Moberly, MO, a call center located in Orange County, CA and its regional sales offices are located throughout the U.S.

	As of March 31,		(Decrease)
	2011	2010	Amount	Percentage
Corporate: administration, legal, human resources, finance, and information technology	58	63	(5)	(8)%
Originations: sales, credit and lease origination operations	73	86	(13)	(15)%
Servicing: customer service, collections and cash applications	72	109	(37)	(34)%
Total employees	203	258	(55)	(21)%

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of March 31,
	2011	2010
Managed for our own account	$146	$103
Managed for others:
LEAF investment entities	545	959
RCC	−	10
Other	11	22
	556	991
	$702	$1,094

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

We expect the majority of our originations will be held on our balance sheet as a result of LEAF’s capacity to do so coupled with the limited capability of our investment entities to currently acquire additional leases.  As a consequence, we expect that our commercial finance revenues will increase significantly, offset, in part, by the continued reduction in acquisition and management fees we derive from our investment entities.

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues: (1)
Finance revenues	$5,365	$3,865	$6,089	$8,048
Acquisition fees	−	624	−	1,224
Fund management fees	−	2,930	505	6,796
Equity in earnings (losses) of unconsolidated partnerships	62	(716)	(249)	(1,330)
Other	1,050	706	1,608	1,494
	$6,477	$7,409	$7,953	$16,232

Costs and expenses:
Wage and benefit costs	$3,113	$2,466	$5,113	$4,553
Other costs and expenses	580	2,265	2,853	4,753
	$3,693	$4,731	$7,966	$9,306

(1)
Total revenues include RCC servicing and origination fees of $0 and $144,000 for the three and six months ended March 31, 2011, respectively, and $124,000 and $148,000 for the three and six months ended March 31, 2010, respectively.

Revenues – Three and Six Months Ended March 31, 2011 as Compared to the
Three and Six Months Ended March 31, 2010

Revenues decreased by $933,000 (13%) and $8.3 million (51%) for the three and six months ended March 31, 2011, respectively, as compared to the three and six months ended March 31, 2010.  We attribute these decreases primarily to the following:

●
a $1.5 increase in finance revenues for the three months ended March 31, 2011 due to the $30.1 million increase in the weighted average assets held, reflecting the addition of the RCC portfolio in January 2011.  Finance revenues decreased by $2.0 million for the six months ended March 31, 2011 as compared to the same period in fiscal 2010 due to the decrease in the weighted average assets held by $39.5 million.  We expect that our future finance revenues will continue to increase as we originate new leases and loans;

●	a $624,000 and $1.2 million decrease, respectively, in asset acquisition fees due to the lack of asset acquisition capabilities in our managed investment partnerships;

●
a $2.9 million and $6.3 million decrease in fund management fees, respectively, due to waived fees.  In fiscal 2010, we agreed to waive management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  As a result, we waived $2.1 million and $4.5 million of fund management fees from these entities during the three and six months ended March 31, 2011, respectively;

●
a $778,000 and $1.1 million decrease in equity losses, respectively, at our  managed investment partnerships, which are beginning to experience a decline in their reserves for credit losses as economic conditions improve; and

●	a $344,000 and $114,000 increase in other income, respectively, due principally to an increase in insurance fees and customer service charges.

Costs and Expenses – Three and Six Months Ended March 31, 2011 as Compared to the
Three and Six Months Ended March 31, 2010

Costs and expenses from our commercial finance operations decreased by $1.1 million (22%) and $1.4 million (15%) for the three and six months ended March 31, 2011.  We attribute these decreases primarily to the following:

●
a $1.7 million and $1.9 million decrease in other costs and expenses, respectively, reflecting reductions in credit costs and professional fees as well as our ongoing cost savings and consolidation efforts; which was offset, in part by

●	a $647,000 and $560,000 increase in wage and benefit costs, respectively, primarily driven by a reduction in costs that could be allocated to our managed investment partnerships in fiscal 2011.

(Back to Index)

Results of Operations: Financial Fund Management

       General.  We conduct our financial fund management operations principally through six separate operating entities:

●
Apidos Capital Management, LLC, or Apidos, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CDO issuers, managed accounts and a credit opportunities fund;

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

●
Resource Capital Markets, Inc.. or Resource Capital Markets, through our registered broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors;

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

The following tables set forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions) (1):

	As of March 31, 2011
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,106	$	−	$4,106
Apidos (2)	2,694		2,739	5,433
Ischus	1,767		−	1,767
Other	83		22	105
	$8,650		$2,761	$11,411

	As of March 31, 2010
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,278	$	−	$4,278
Apidos	2,668		953	3,621
Ischus	1,932		−	1,932
Resource Europe (3)	420		−	420
Other	64		−	64
	$9,362		$953	$10,315

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

(2)	In February 2011, we entered into a services agreement to provide subadvisory collateral management and administration services for five CDO issuers managed by RCC.

(3)	In December 2010, we sold our management contract for REM I, assigned our collateral management rights and responsibilities and reduced our assets under management by $442.7 million.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

(Back to Index)

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including subordinate and incentive fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.05% and 0.50% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require that certain overcollateralization test ratios, or O/C ratios, be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If O/C ratios are not met, subordinate or incentive management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal balances on the CDO notes.

●
Administration fees − we receive fees for managing the assets held by our company-sponsored partnerships and credit opportunities fund.  These fees vary by limited partnership or fund, with our annual fee ranging between 0.75% and 2.00% of the partnership or fund capital balance.

Based on the terms of our general partner interests, two of the Trapeza partnerships we manage as general partner include a clawback provision.

We discuss the basis for our fees and revenues for each area in more detail in the following sections.

Our financial fund management operations have depended upon our ability to sponsor CDO issuers and sell their CDOs.  Although we continue to manage and receive fees from CDO issuers that we formed and sponsored, we do not expect to sponsor any new CDO issuers in the immediate future.  Accordingly, we expect that the management fee revenues in this segment of our operations will continue to decline.  For risks applicable to our financial fund management operations, see our Annual Report on Form 10-K for the fiscal year ended September 30, 2010; Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Apidos

We sponsored, structured and/or currently manage 16 CDO issuers for institutional and individual investors and RCC, which hold approximately $5.4 billion in bank loans at March 31, 2011, of which $2.7 billion are managed on behalf of RCC through eight CDO issuers.  In February 2011, we entered into a services agreement with a subsidiary of RCC to provide subadvisory collateral management and administration services for five CDO issuers which hold approximately $1.8 billion in bank loans.  We previously sponsored, structured and managed one CDO issuer holding international bank loans.  In December 2010, we sold our management contract for this CDO issuer.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2010 nor for the six months ended March 31, 2011.  Incentive management fees are subordinated to debt service payments on the CDOs.

Trapeza

We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.1 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers.  We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers.  Additionally, we have invested as a limited partner in each of these limited partnerships.  On November 1, 2009 and January 28, 2010, those general partners repurchased substantially all of the remaining limited partnership interests in two of the Trapeza entities.

We derive revenues from our Trapeza operations through base management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the eligible collateral held by the CDO issuers.  These fees are also shared with our co-sponsors.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $57.0 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

(Back to Index)

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $25.8 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.8 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Fund management fees	$3,661	$3,449	$7,955	$7,873
RCC management fees	1,187	268	3,589	940
Introductory agent fees	2,439	1,902	3,517	3,349
Earnings from unconsolidated CDOs	176	583	589	1,127
Other	3	1	6	2
	7,466	6,203	15,656	13,291
Limited and general partner interests:
Fair value adjustments	139	29	280	2,599
Operations	7	(11)	6	(17)
Total limited and general partner interests	146	18	286	2,582
	$7,612	$6,221	$15,942	$15,873
Costs and expenses:
General and administrative expenses	$5,960	$4,688	$12,680	$9,182
Other	−	12	−	222
	$5,960	$4,700	$12,680	$9,404

In February 2011, the Company entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.8 billion in bank loans.  In connection with the services provided, RCC will pay the Company 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.

Introductory agent fees that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from period to period.

Revenues – Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Revenues increased $1.4 million (22%) to $7.6 million for the three months ended March 31, 2011.  We attribute the increase primarily to the following:

●	a $212,000 increase in fund management fees, principally from the following:

–
a $348,000 increase in collateral management fees earned in connection with a services agreement with a subsidiary of RCC.  In February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDO issuers invested in bank loans;

–	a $239,000 decrease in our share of expenses for the management of TCM and Trapeza Management Group, LLC, primarily due to a decrease in legal fees which increased net fees received; and

(Back to Index)

–
a $100,000 increase in advisory fees earned in connection with a consulting agreement with a 3rd party to provide advisory services for a CDO issuer.  No such fees were earned for the prior year period as the agreement was not in effect until September 2010.

These increases were partially offset by:

–
a $531,000 decrease in collateral management fees from REM I.  In December 2010, we sold the management contract of this CDO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third party.  As a result of this transaction, we no longer record any fees from REM I.

●
a $919,000 increase in RCC management fees primarily due to an increase in incentive management fees.  Incentive management fees for the quarter ended March 31, 2011 includes a $902,000 fee earned by Resource Capital Markets for managing a trading portfolio on behalf of RCC.  No such fee was earned during the prior year period since Resource Capital Markets portfolio management activity for RCC did not commence until June 2010;

●
a $537,000 increase in introductory agent fees as a result of fees earned in connection with 47 structured security transactions with an average fee of $52,000 for the three months ended March 31, 2011 as compared to 21 structured security transactions with an average fee of $91,000 for the prior year period; and

●
a $407,000 net decrease in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage.  This principally was the result of our December 2010 sale of our management contract with, and an equity interest in, REM I, as a consequence, we no longer record our equity interest in its earnings.

Revenues – Six Months Ended March 31, 2011 as Compared to the Six Months Ended March 31, 2010

Revenues increased $69,000 to $15.9 million for the six months ended March 31, 2011.  We attribute the increase primarily to the following:

●	a $82,000 increase in management fees, principally from the following:

–
a $543,000 increase in management fees earned for the credit opportunities fund we manage, primarily due to a $462,000 increase in incentive fees earned based on exceeding certain investor hurdle returns;

–
a $348,000 increase in collateral management fees earned in connection with a services agreement with a subsidiary of RCC.  In February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDO issuers invested in bank loans;

–	a $220,000 decrease in our share of expenses for the management of TCM and Trapeza Management Group, LLC, primarily due to a decrease in legal fees which increased net fees received;

–
a $168,000 increase in management and incentive fees earned on separate managed accounts.  We entered into investment management agreements for these managed accounts in June 2010 and October 2010 as such no fees were earned during the prior year period; and

–
a $167,000 increase in advisory fees earned in connection with a consulting agreement with a third-party to provide advisory services for a CDO issuer.  No such fees were earned during the prior year period since this agreement was entered into in September 2010.

These increases were partially offset by:

–
a $1.2 million decrease in collateral management fees from REM I.  In December 2010, we sold the management contract of this CDO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third party.  As a result of this transaction, we no longer record any fees from REM I; and

–
a $186,000 decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated.

●
a $2.6 million increase in RCC management fees primarily due to an increase in incentive management fees.  Incentive management fees for the six months ended March 31, 2011 includes a $3.0 million fee earned by Resource Capital Markets for managing a trading portfolio on behalf of RCC.  No such fee was earned during the prior year period since Resource Capital Markets portfolio management activity for RCC did not commence until June 2010;

●
a $168,000 increase in introductory agent fees as a result of fees earned in connection with 78 structured security transactions with an average fee of $45,000 for the six months ended March 31, 2011 as compared to 40 structured security transactions with an average fee of $84,000 for the prior year period;

(Back to Index)

●
a $538,000 net decrease in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage.  In December 2010, in connection with the sale of our management contract of REM I, we sold our equity investment in REM I and, as a consequence, we no longer record our equity interest in its earnings; and

●	Limited and general partner interests − fair value adjustments:

–
during the six months ended March 31, 2010, we (along with the co-manager of the general partners) repurchased substantially all the remaining limited partner interest in two Trapeza partnerships that reduced our clawback liability for which we recorded a gain of $2.3 million.  There was no such adjustment for the six months ended March 31, 2011; and

–
during the six months ended March 31, 2011 and 2010, we recorded $280,000 and $338,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses – Three and Six Months Ended March 31, 2011 as Compared to the
Three and Six Months Ended March 31, 2010

Costs and expenses of our financial fund management operations increased $1.3 million (27%) and $3.3 million (35%) for the three and six months ended March 31, 2011, respectively.  These increases were principally due to a $1.4 million and $3.7 million increase in wages and benefits, respectively, primarily related to a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted by Resource Capital Markets for RCC.  These increases were offset, in part, by decreases of $0 and $200,000 of equity compensation expense for the three and six months ended March 31, 2011, respectively, on previously awarded RCC restricted stock and options and decreases in consulting fees of $143,000 and $216,000, respectively.

Results of Operations: Other Costs and Expenses

Gain (Loss) on the Sale of Leases and Loans

For the three and six months ended March 31, 2011, we had gains of $252,000 and $263,000, respectively, on the sale of leases and loans compared to a gain of $31,000 and a loss of $551,000 for the three and six months ended March 31, 2010, respectively.  In December 2009, in connection with a required paydown of our commercial warehouse line of credit, we sold a $7.2 million pool of leases and recorded a loss of $610,000 on the sale.

Provision for Credit Losses

The provision for credit losses increased by $1.5 million and $2.3 million for the three and six months ended March 31, 2011, respectively, from $1.2 million and $2.0 million for the three and six months ended March 31, 2010, respectively.  We have estimated that, based on projected cash flows, two of the commercial finance funds and one of our real estate partnerships will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded a $2.3 million and $3.7 million provision for the three and six months ended March 31, 2011, respectively.  There were no provisions recorded during the prior year periods for these fees.

Depreciation and Amortization

Depreciation and amortization expense was $2.9 million and $4.0 million for the three and six months ended March 31, 2011, respectively, an increase of $539,000 (23%) and a decrease of $542,000 (12%) as compared to $2.4 million and $4.6 million for the three and six months ended March 31, 2010, respectively.  The increase for the three months ended March 31, 2011 primarily reflects a $917,000 increase in depreciation on an additional $6.3 million of operating leases reacquired as part of the contributed portfolio from RCC and that were held by our commercial finance segment, offset, in part, by a $177,000 decrease in depreciation of property and equipment and a $201,000 decrease in the amortization of customer lists for our commercial finance segment.  In the fourth quarter of fiscal 2010, we recorded an impairment charge for accelerated amortization of the remaining balance of the customer lists.  The decrease for the six months ended March 31, 2011 is primarily due to a $397,000 decrease related to the customer list amortization and a decrease in depreciation of property and equipment of $385,000 across all of our operating segments.

(Back to Index)

Interest Expense

Interest expense was $4.2 million and $6.5 million for the three and six months ended March 31, 2011, respectively, an increase of $296,000 (8%) and a decrease of $1.2 million (15%) as compared to $3.9 million and $7.7 million for the three and six months ended March 31, 2010, respectively.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Commercial finance	$2,510	$2,208	$3,121	$4,248
Corporate	1,385	1,395	2,868	2,920
Real estate	272	267	547	518
Financial fund management	−	1	−	2
	$4,167	$3,871	$6,536	$7,688

Facility utilization and issuance of senior notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2011		2010		2011		2010

Corporate – secured credit facilities and term note:
Average borrowings		$12.6		$18.7		$13.2		$20.5
Average interest rates		6.8%		6.9%		6.9%		7.7%

Corporate – Senior Notes:
Average borrowings		$18.8		$18.8		$18.8		$18.8
Average interest rates		12.0%		12.0%		12.0%		12.0%

Commercial finance – secured credit facility:
Average borrowings		$20.0	$	−		$9.9	$	−
Average interest rates		4.0%		−%		4.1%		−%

Commercial finance – bridge loan:
Average borrowings		$14.0	$	−		$17.5	$	−
Average interest rates		6.7%		−%		6.8%		−%

Commercial finance – term securitization:
Average borrowings		$89.4	$	−		$44.2	$	−
Average interest rates		5.5%		−%		5.5%		−%

Commercial finance – terminated secured credit facility:
Average borrowings	$	−		$112.2	$	−		$124.5
Average interest rates		−%		5.4%		−%		4.8%

       Interest expense incurred by our commercial finance operations increased by $302,000 (14%) and decreased by $1.1 million (27%) for the three and six months ended March 31, 2011, respectively.  The increase for the three months ended March 31, 2011 primarily reflects the $11.2 million increase in weighted average borrowings as compared the three months ended March 31, 2010.  In the January 2011 LEAF transaction, we consolidated $96.1 million of equipment backed notes, net of discounts, and obtained a $50.0 revolving credit facility from Guggenheim to replace our $21.8 million short- term bridge financing that matured in February 2011. The decrease for the six months ended March 31, 2011 primarily reflects a decrease in average borrowings of $52.9 million due to the decreased borrowing capacity of LEAF Financial prior to the formation of LEAF.

Gain on Sale of Management Contract

In December 2010, we sold the management contract of REM I for a gain of $6.5 million.

(Back to Index)

Gain on Extinguishment of Servicing and Repurchase Liabilities

In conjunction with the formation of LEAF in January 2011, we reversed the servicing and repurchase liabilities recorded in fiscal 2010 related to certain lease and loan sales to RCC, recognizing a gain of $4.4 million for the three and six months ended March 31, 2011.

Gain (Loss) of Investment Securities, Net

In December 2010, we received proceeds of $2.9 million from the sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.  In addition, we sold 24,500 and 44,725 shares of The Bancorp, Inc. (“TBBK”) during the three and six months ended March 31, 2011, recognizing gains of $87,000 and $96,000, respectively.  We did not sell any investment securities during the prior year periods.

Other Income, Net

Other income, net, decreased by $434,000 and increased by $82,000 for the three and six months ended March 31, 2011, respectively, to $203,000 and $1.3 million, respectively, as compared to the three and six months ended March 31, 2010.  During the three and six months ended March 31, 2011, we recognized a $173,000 loss and a $201,000 gain, respectively, on the change in the fair value of TBBK common stock held in a retirement account for our former Chief Executive Officer.  In addition, for the three and six months ended March 31, 2011, we incurred a $517,000 loss associated with the relocation of certain of our Philadelphia offices in order to consolidate personnel as well as recognized a $256,000 foreign currency gain.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 41% and 39% for the three and six months ended March 31, 2011, respectively, compared to 68% and 73% for the three and six months ended March 31, 2010, respectively.  The decrease in the rate primarily relates to the greater impact of permanent tax adjustments in relation to anticipated pre-tax earnings for fiscal 2011.

Currently, we project our effective tax rate to be between 36% and 41% for the remainder of fiscal 2011.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  We take certain of these and other factors, including our history of pre-tax earnings, into account in assessing our ability to realize our net deferred tax assets.

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

Net (Income) Loss Attributable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts attributable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2011	2010		2011	2010
Commercial finance – RCC investment (1)	$(796)	$	−	$(796)	$	−
Commercial finance – management, net of tax of $205, $231, $543 and $502 (2)	447		559	1,076		934
Real estate – minority holder, net of tax of $0, $(3), $0 and $0 (3)	66		53	62		56
Other, net of tax of $0, $(3), $0 and $0	−		3	−		8
	$(283)		$615	$342		$998

(1)
In the formation of LEAF, RCC received 2,626 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share.  The warrants were recorded as a discount to the preferred stock and are being amortized over the five-year term of the warrants.

(2)	Senior commercial finance executives held a 14.1% interest in LEAF Financial as of March 31, 2010, which was exchanged for a 21.98% interest in LEAF.

(3)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(Back to Index)

Liquidity and Capital Resources

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which continues to be subject to reduced availability.  We also may seek to obtain liquidity through the disposition of non-strategic investments, including our legacy real estate portfolio.

At March 31, 2011, our liquidity consisted of two primary sources:

●	cash on hand of $16.5 million and

●
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio.

In April 2011, Wells Fargo Lender Finance (“Wells”) joined as a participant in our commercial finance revolving senior debt facility arranged and managed by Guggenheim Securities.  This additional $60.0 million commitment from Wells will be used by LEAF to fund its new lease originations.

The mortgage on a hotel property we own in Savannah, GA matures in July 2011 and is secured by the property. We are currently negotiating with the lender to refinance the property.

During the three months ended March 31, 2011, we extended the maturity of our corporate credit facility with TD Bank from October 15, 2011 to August 31, 2012 and increased the availability on the line from $12.9 million to $14.5 million, consisting of a $5.0 million term loan and a $9.5 million revolving loan component.  There was $1.6 million of availability on this line as of March 31, 2011. In addition, we obtained a new credit facility with Republic First Bank for $3.5 million, all of which was available at March 31, 2011.

We may defer or discount our fees from investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.  Based on changes in the projected cash flows of two of our managed commercial finance partnerships, we determined that we will not be able to collect our management fees and, accordingly, we recorded a provision of $2.2 million and $3.6 million for the three and six months ended March 31, 2011, respectively.

Our legacy portfolio at March 31, 2011 consisted of one loan and six property interests.  To the extent we are able to dispose of these assets, we will obtain additional liquidity.  The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions.  We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.  However, we currently expect to dispose of one of these assets in the third quarter of fiscal 2011, which would result in the receipt of approximately $17.0 million in cash and a gain of $8.5 million.  However, the transaction is subject to significant conditions and contingencies and, accordingly, we cannot assure you that we will be able to complete the transaction or, if we are able to complete it, as to the timing.

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

(Back to Index)

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2011 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Recourse to RAI:
Other debt (1)	$39,048	$14,043	$21,909	$1,753	$1,343
Capital lease obligations (1)	231	151	75	5	−
Secured credit facilities (1)	7,493	2,000	5,493	−	−
Operating lease obligations	12,652	2,262	3,600	2,207	4,583
Other long-term liabilities	10,395	2,935	3,063	1,563	2,834
	$69,819	$21,391	$34,140	$5,528	$8,760
Non-recourse to RAI:
Commercial finance - notes (2)	143,039	23,022	64,942	30,070	25,005
Total contractual obligations	$212,858	$44,413	$99,082	$35,598	$33,765

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2011; less than 1 year: $3.7 million; 1-3 years:  $1.9 million; 4-5 years:  $344,000; and after 5 years: $1.4 million.

(2)
Not included in the table above are estimated interest payments at rates in effect at March 31, 2011; less than 1 year:  $6.1 million; 1-3 years: $8.0 million; 4-5 years; $3.0 million; and after 5 years: $503,000.

			Amount of Commitment Expiration Per Period
	Total		Less than 1 Year		1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$	−	$	−	$	−	$	−	$	−
Standby letters of credit		701		701		−		−		−
Total commercial commitments		$701		$701	$	−	$	−	$	−

Broker-Dealer Capital Requirement.  Chadwick Securities, Inc., a subsidiary of ours, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us and RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of March 31, 2011 and September 30, 2010, respectively.  As of March 31, 2011 and September 30, 2010, Chadwick’s net capital was $296,000 and $393,000, respectively, which exceeded the minimum requirements by $196,000 and $277,000, respectively.

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships. The clawback liability was $1.2 million at March 31, 2011 and September 30, 2010.

Legal Proceedings.  In August 2009, Riverside National Bank of Florida, or Riverside, initiated a lawsuit now captioned Federal Deposit Insurance Corporation v. The McGraw-Hill Companies, Inc. et al., United States District Court, Southern District of New York, No. 10 Civ. 4421, against several investment banks, rating agencies, and collateral managers of CDOs, including Trapeza Capital Management, LLC, or TCM.  We own a 50% interest in TCM, and an unaffiliated third-party owns the other 50% interest.  In April 2011, the FDIC voluntarily dismissed this lawsuit without prejudice against TCM and all of the defendants.

General corporate commitments.  As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, we are committed to invest 1% of the equity raised by to a maximum amount of $2.5 million.

We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

(Back to Index)

As of March 31, 2011, except for the clawback liability recorded for the two Trapeza entities and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

The following analyzes the potential impact of a hypothetical change in interest rates as of March 31, 2011.  Our analysis does not consider other possible effects that could impact our business.

Corporate

At March 31, 2011, we have two secured revolving credit facilities and one term loan for general business use.  Weighted average borrowings on these facilities were $13.2 million for the six months ended March 31, 2011 at an interest rate of 10.8% on outstanding borrowings.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $101,000.

Our $18.8 million of 12% senior notes are at a fixed rate of interest and are, therefore, not subject to interest rate fluctuation.

Commercial Finance

We hold commercial finance assets, which are comprised of loans and leases at fixed rates of interest.  To finance these assets, we have a $50.0 million variable rate revolving warehouse credit facility with Guggenheim, which is comprised of equipment backed notes with an outstanding balance of $49.7 million at March 31, 2011.  Interest is calculated at the 30 day LIBOR plus a margin rate applicable to each class of note. A hypothetical 10% change in LIBOR would change our annual interest expense by $304,000.

As a result of the LEAF transaction in January 2011, we consolidate LEAF Funding 3 with its related fixed rate leases and loans and $93.3 million of equipment-backed notes.  These notes were issued at a fixed rate of interest and are, therefore, not subject to interest rate fluctuation.

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

Changes in Internal Control Over Financial Reporting

Other than the changes discussed below that were made in the second fiscal quarter of 2011, there were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, management identified various remedial steps to be implemented with respect to an identified material weakness related to our deferred income tax reporting.  We designed our remediation efforts, as outlined in the Annual Report, to address the material weakness identified by management and to strengthen our internal control over financial reporting.  Continuing through March 31, 2011, we have taken the following steps to address the material weakness and to improve our internal control over financial reporting, as follows:

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

4.2(a)
Supplemental Indenture Number One, dated April 27, 2011, to the Indenture, dated as of December 5, 2010, by and among LEAF Capital Funding SPE A, LLC, as Issuer, U.S. Bank National Association, as Trustee and Custodian, and Guggenheim Securities, LLC, as Administrative Agent. (15)

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

10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (9)

10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (10)

10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (11)

10.1(j)	Ninth Amendment to Loan and Security Agreement, dated December 14, 2010, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (12)

10.1(k)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (14)

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (9)

10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (9)

10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (9)

10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (9)

10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (9)

10.7	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(Back to Index)

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 3, 2011 and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 10, 2011	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: May 10, 2011	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer