Form 10-Q
period 2011-06-30
RESOURCE AMERICA, INC.
filed 2011-08-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of outstanding shares of the registrant’s common stock on August 1, 2011 was 19,372,620 shares.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2011	2010
	(unaudited)
ASSETS
Cash	$28,553	$11,243
Restricted cash	17,767	12,018
Receivables	1,115	1,671
Receivables from managed entities and related parties, net	56,946	66,416
Investments in commercial finance, net	164,977	12,176
Investments in real estate, net	17,331	27,114
Investment securities, at fair value	18,635	22,358
Investments in unconsolidated entities	12,256	13,825
Property and equipment, net	8,080	9,984
Deferred tax assets	46,190	43,703
Goodwill	7,969	7,969
Other assets	13,386	5,776
Total assets	$393,205	$234,253

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$39,545	$38,492
Payables to managed entities and related parties	204	156
Borrowings	189,833	66,110
Deferred tax liabilities	411	411
Total liabilities	229,993	105,169

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 28,760,970 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 641,496 and 741,086, respectively)	281	274
Additional paid-in capital	281,372	281,378
Accumulated deficit	(44,477)	(37,558)
Treasury stock, at cost; 9,089,723 and 9,125,253 shares, respectively	(98,874)	(99,330)
Accumulated other comprehensive loss	(11,940)	(12,807)
Total stockholders’ equity	126,362	131,957
Noncontrolling interests	36,850	(2,873)
Total equity	163,212	129,084
	$393,205	$234,253

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
REVENUES:
Real estate	$15,873		$11,162	$29,005	$23,879
Commercial finance	6,464		5,592	14,417	21,824
Financial fund management	5,252		8,484	21,194	24,357
	27,589		25,238	64,616	70,060
COSTS AND EXPENSES:
Real estate	6,727		5,856	18,276	16,099
Commercial finance	3,709		4,512	11,675	13,818
Financial fund management	4,234		6,471	16,914	15,875
General and administrative	2,614		2,946	8,627	9,146
(Gain) loss on sale of leases and loans	(94)		7,154	(357)	7,705
Provision for credit losses	3,476		1,428	7,801	3,414
Depreciation and amortization	3,159		2,005	7,205	6,593
	23,825		30,372	70,141	72,650
OPERATING INCOME (LOSS)	3,764		(5,134)	(5,525)	(2,590)

OTHER INCOME (EXPENSE):
Impairment loss recognized in earnings	−		(67)	−	(364)
Gain on sale of management contract	−		−	6,520	−
Gain on extinguishment of servicing and repurchase liabilities	−		−	4,426	−
Gain (loss) on sale of investment securities, net	82		(27)	(1,282)	(451)
Interest expense	(4,276)		(3,504)	(10,812)	(11,192)
Other income, net	696		739	1,985	1,946
	(3,498)		(2,859)	837	(10,061)
Income (loss) from continuing operations before taxes	266		(7,993)	(4,688)	(12,651)
Income tax provision (benefit)	151		(1,404)	(1,781)	(4,805)
Income (loss) from continuing operations	115		(6,589)	(2,907)	(7,846)
Loss from discontinued operations, net of tax	(23)		(1)	(2,176)	(3)
Net income (loss)	92		(6,590)	(5,083)	(7,849)
Add: net (income) loss attributable to noncontrolling interests	(503)		1,275	(161)	2,273
Net loss attributable to common shareholders	$(411)		$(5,315)	$(5,244)	$(5,576)
Amounts attributable to common shareholders:
Loss from continuing operations	$(388)		$(5,314)	$(3,068)	$(5,573)
Discontinued operations	(23)		(1)	(2,176)	(3)
Net loss	$(411)		$(5,315)	$(5,244)	$(5,576)
Basic loss per share:
Continuing operations	$(0.02)		$(0.28)	$(0.16)	$(0.29)
Discontinued operations	−		−	(0.11)	−
Net loss	$(0.02)		$(0.28)	$(0.27)	$(0.29)
Weighted average shares outstanding	19,741		19,140	19,389	18,972
Diluted loss per share:
Continuing operations	$(0.02)		$(0.28)	$(0.16)	$(0.29)
Discontinued operations	−		−	(0.11)	−
Net loss	$(0.02)		$(0.28)	$(0.27)	$(0.29)
Weighted average shares outstanding	19,741		19,140	19,389	18,972
Dividends declared per common share	$0.03	$	−	$0.09	$0.06

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED JUNE 30, 2011
(in thousands)
(unaudited)

	Attributable to Common Shareholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Comprehensive (Loss) Income
Balance, October 1, 2010	$274	$281,378	$(37,558)	$(99,330)	$(12,807)	$131,957	$(2,873)	$129,084

Net loss	−	−	(5,244)	−	−	(5,244)	161	(5,083)	$(5,083)

Common share issuance	7	1,907	−	−	−	1,914	−	1,914	−

Treasury shares issued	−	(236)	−	456	−	220	−	220	−

Stock-based compensation	−	134	−	−	−	134	−	134	−

Restricted stock awards	−	1,569	−	−	−	1,569	40	1,609	−

Cash dividends	−	−	(1,675)	−	−	(1,675)	−	(1,675)	−

Noncontrolling interests related to LEAF (see Note 14)	−	(3,380)	−	−	−	(3,380)	39,518	36,138	−

Other comprehensive income	−	−	−	−	867	867	4	871	871
Balance, June 30, 2011	$281	$281,372	$(44,477)	$(98,874)	$(11,940)	$126,362	$36,850	$163,212	$(4,212)

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,083)	$(7,849)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,867	10,192
Net other-than-temporary impairment losses recognized in earnings	−	364
Provision for credit losses	7,801	3,414
Equity in earnings of unconsolidated entities	(9,367)	(4,098)
Distributions from unconsolidated entities	5,018	3,823
(Gain) loss on sale of leases and loans	(357)	7,705
Loss on sale of investment securities, net	1,282	451
Gain on resolution of assets	−	(2,040)
Gain on sale of management contract	(6,520)	−
Extinguishment of servicing and repurchase liabilities	(4,426)	−
Deferred income tax (benefit) provision	(1,667)	29
Equity-based compensation issued	1,963	2,874
Equity-based compensation received	(234)	(1,118)
Decrease in commercial finance investments	−	30,959
Loss from discontinued operations	2,176	3
Changes in operating assets and liabilities	(2,983)	(21,723)
Net cash (used in) provided by operating activities	(1,530)	22,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(739)	(320)
Payments received on real estate loans and real estate	16,291	8,355
Investments in unconsolidated real estate entities	(854)	(1,908)
Purchase of commercial finance assets	(65,762)	−
Principal payments received on leases and loans	18,732	−
Proceeds from sale of management contract	9,095	−
Purchase of loans and investments	−	(1,011)
Proceeds from sale of loans and investments	3,534	2,740
Net cash (used in) provided by investing activities	(19,703)	7,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	66,217	81,802
Principal payments on borrowings	(45,776)	(127,889)
Dividends paid	(1,675)	(1,087)
Dividends paid by LEAF to RCC	(132)	−
Proceeds from issuance of common stock	1,914	58
Proceeds from issuance of LEAF preferred stock	15,221	−
Increase in debt financing costs	(1,992)	(1,824)
Increase in restricted cash	4,947	1,068
Net cash provided by (used in) financing activities	38,724	(47,872)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating	(181)	(3)
Net cash used in discontinued operations	(181)	(3)

Increase (decrease) in cash	17,310	(17,033)
Cash at beginning of year	11,243	26,197
Cash at end of period	$28,553	$9,164

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

The consolidated financial statements and the information and tables contained in these notes as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to present fairly the results of the interim periods presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (“fiscal 2010”).  The results of operations for the three and nine months ended June 30, 2011 may not necessarily be indicative of the results of operations for the full fiscal year ending September 30, 2011 (“fiscal 2011”).

LEAF Commercial Capital, Inc, (“LEAF”).  On January 4, 2011, LEAF Financial Corporation (“LEAF Financial”), the Company’s commercial finance subsidiary, raised or obtained commitments for up to $236.0 million of equity and debt capital to expand its leasing platform through LEAF Commercial Capital, Inc. (“LEAF”), its new lease origination and servicing subsidiary, through contributions from LEAF Financial, RCC and Guggenheim Securities, LLC (“Guggenheim”).  LEAF Financial contributed its leasing platform and directly held leases and loans, while RCC committed to investing up to $36.2 million of capital in the form of preferred stock and warrants (exercisable into LEAF common stock).  A portion of RCC’s investment consisted of the contribution of leases and loans it had previously acquired from LEAF Financial.  Guggenheim arranged a new financing facility for LEAF of $110.0 million, which can be expanded up to $200.0 million upon mutual agreement, to fund new originations (see Note 10).

As of June 30, 2011, RCC has completed its commitment to LEAF, and accordingly, owns a total of approximately 3,674 shares of LEAF Series A preferred stock (including paid-in-kind, or PIK shares) and has warrants to purchase 4,800 shares of LEAF common stock at an exercise price of $0.01 per share (representing 48% of LEAF’s common stock on a fully-diluted basis assuming the exercise of all of the warrants).  For this year, the preferred stock carries a coupon of 10%, of which 2% is paid in cash and 8% is PIK.  For the six months ended June 30, 2011, the PIK interest of $528,000 was converted into approximately 553 shares of preferred stock.  Commencing in year two, the coupon increases to 12% and the portion paid in cash increases to 3% (increasing to 4% in year 3 and 100% in cash thereafter).

In addition, LEAF issued to Guggenheim a warrant to purchase up to 500 shares of LEAF common stock (exercise price of $0.01 per share) as well as the right to acquire up to an additional 150 shares of LEAF common stock from LEAF on the same terms (representing 6.5% of LEAF’s common stock on a fully-diluted basis), if by August 28, 2011, specified ratings targets for the notes issued in connection with the Guggenheim credit facility have not been obtained.

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
JUNE 30, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Principles of Consolidation – (Continued)

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of June 30, 2011 and September 30, 2010, the Company had one such variable interest that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 9 for additional disclosures pertaining to VIEs.

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

Investments in Commercial Finance.  The Company’s investments in commercial finance consist primarily of direct financing leases, equipment loans, and operating leases.

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
JUNE 30, 2011
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Financing Receivables – (Continued)

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and nine months ended June 30, 2011 and 2010.

Future payment card receivables.  Commercial finance assets also include the remaining capital advances that the Company has made to small businesses based on their future credit card receipts.  The Company accounts for this portfolio on the cost recovery method and, as such, does not recognize any income until its basis in the receivable has been fully recovered.

Allowance for credit losses.  The Company evaluates the adequacy of the allowance for credit losses in commercial finance receivables based upon, among other factors, management’s historical experience with the commercial finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate write-off.  The Company fully reserves, net of recoveries, all leases and loans after they are 180 days past due.

Servicing and Repurchase Liabilities

In May 2010, LEAF Financial sold a portfolio of leases and loans to RCC for which it recorded a $2.5 million liability for the estimated cost to service the portfolio.  Additionally, LEAF Financial recorded a $3.0 million liability for potential repurchases as specified in the sale agreement.  During the three months ended December 31, 2010, the reserve was reduced by $799,000 because of defaulted leases.  As a result of its reacquisition of the RCC portfolio in conjunction with the formation of LEAF in January 2011, the Company eliminated the servicing and repurchase liabilities and recognized a gain of $4.4 million.

Goodwill

Goodwill has an indefinite life and is not amortized.  Instead, a review for impairment is performed at least annually on May 31st or more frequently if events and circumstances indicate impairment might have occurred.  The Company tests its goodwill at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company utilizes several approaches, including discounted expected cash flows, market data and comparable sales transactions to estimate the fair value of its reporting unit for its impairment review of goodwill.  These approaches require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which are based on the current economic environment and credit market conditions.

The Company has goodwill of $8.0 million, which was transferred to LEAF in the January 2011 transaction.  The Company tests this goodwill annually in May for impairment.  Based on a third-party valuation, the Company concluded that, as of May 31, 2011, there has been no impairment of its goodwill.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Derivative Instruments

The Company’s policies permit it to enter into derivative contracts, including interest rate swaps to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks.  The Company has designed these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting and, accordingly, derivatives are recognized on the balance sheet at fair value.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheets.  The Company records changes in the estimated fair value of the derivative in accumulated other comprehensive income (loss) to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of June 30, 2011:

Comprehensive Income.  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance will become effective for the Company beginning October 1, 2012.  The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Company beginning January 1, 2012.  The Company is currently evaluating the impact this amendment will have, if any, on its financial statements.

Troubled Debt Restructurings.  In fiscal 2010, the FASB issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings.  This guidance is effective for the Company during the three months ending September 30, 2011.  This guidance is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

Performing Step 2 of the Goodwill Impairment Test.  In December 2010, the FASB issued guidance which amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  This guidance will become effective for the Company beginning October 1, 2011.  This guidance is not expected to have a significant effect on the Company’s consolidated financial statements, results of operations or cash flows.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recent Accounting Standards

Newly-Adopted Accounting Principles

The Company adopted the following guidance during fiscal 2011:

Transfers of financial assets.  In June 2009, the FASB amended prior guidance on accounting for transfers of financial assets.  The new pronouncement changes the derecognition guidance for the transferors of financial assets, eliminates the exemption from consolidation for qualifying special-purpose entities and requires additional disclosures about all transfers of financial assets.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The Company has provided the required disclosures in the notes to its consolidated financial statements.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Nine Months Ended June 30,
	2011		2010
Cash paid during the period for:
Interest		$6,992		$8,207
Income taxes		$749		$525

Non-cash activities include the following:
Warrants issued and recorded as a discount to the Senior Notes	$	−		$2,339
LEAF preferred stock and warrants issued to RCC in exchange for its portfolio of leases and loans and associated debt and certain net assets:
Restricted cash		$5,912	$	−
Investments in commercial finance		$111,028	$	−
Borrowings		$(96,088)	$	−
Accounts payable and accrued expenses		$(596)	$	−
Payable to RCC		$736	$	−
Noncontrolling interests		$(20,992)	$	−
Stock dividends issued on LEAF preferred stock held by RCC		$1,222	$	−

Non-cash effects from the deconsolidation of entities: (1)
Cash	$	−		$43
Receivables	$	−		$9
Investments in unconsolidated entities	$	−		$6
Property and equipment, net	$	−		$1,638
Other assets	$	−		$749
Accrued expense and other liabilities	$	−		$(174)
Borrowings	$	−		$(1,013)
Equity	$	−		$(1,258)

(1)
Reflects the deconsolidation of a real estate entity and two financial fund management partnerships during the nine months ended June 30, 2010.  As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed equates to the sum of the liabilities and equity that was similarly eliminated, and as such, there was no change in net assets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES

The disclosures in this footnote are required per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of June 30, 2011 (in thousands):

	30-89 days past due		Greater than 90 days		Greater than 181 days	Total past due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$	−	$	−	$37,721	$37,721	$184	$37,905
Real estate investment entities		1,211		1,357	18,052	20,620	576	21,196
Financial fund management entities		−		−	−	−	2,772	2,772
RCC		−		−	−	−	2,344	2,344
Other		−		−	−	−	631	631
		1,211		1,357	55,773	58,341	6,507	64,848
Investments in commercial finance:
Leases and loans		1,155		347	−	1,502	163,869	165,371
Future payment card receivables		−		−	96	96	−	96
		1,155		347	96	1,598	163,869	165,467
Total financing receivables		$2,366		$1,704	$55,869	$59,939	$170,376	$230,315

(1)
The receivables are presented gross of an allowance for credit losses: commercial finance investment entities ($7.0 million) and the receivable from real estate ($871,000).  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table summarizes the Company’s financing receivables on nonaccrual status as of June 30, 2011 and September 30, 2010 (in thousands):

	June 30,	September 30,
	2011	2010
Investments in commercial finance:
Leases and loans	$347	$930
Future payment credit receivables	96	316
Investments in real estate - loans	−	49
Total	$443	$1,295

The following table provides information about the credit quality of the Company’s commercial finance assets as of June 30, 2011 (in thousands):

	Leases	Future payment
	and loans	card receivables	Total
Performing	$165,024	$ −	$165,024
Nonperforming	347	96	443
Total	$165,371	$96	$165,467

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table summarizes the activity in the allowance for credit losses for all financing receivables for the Company for the three and nine months ended June 30, 2011 (in thousands):

		Investments in commercial finance
	Receivables from managed entities	Leases and loans		Future payment card receivables		Investment in real estate loans		Total
Three Months Ended June 30, 2011:
Balance, beginning of period	$4,740		$300		$130	$	−	$5,170
Provision for credit losses	3,162		308		6		−	3,476
Charge-offs	−		(300)		(48)		−	(348)
Recoveries	−		92		2		−	94
Balance, end of period	$7,902		$400		$90	$	−	$8,392

Nine Months Ended June 30, 2011:
Balance, beginning of year	$1,075		$770		$130		$49	$2,024
Provision for credit losses	6,827		848		126		−	7,801
Charge-offs	−		(1,478)		(190)		(49)	(1,717)
Recoveries	−		260		24		−	284
Balance, end of period	$7,902		$400		$90	$	−	$8,392

Ending balance, individually evaluated for impairment	$7,902	$	−	$	−	$	−	$7,902
Ending balance, collectively evaluated for impairment	−		400		90		−	490
Balance, end of period	$7,902		$400		$90	$	−	$8,392

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of June 30, 2011 relate to the balance in the allowance for credit losses as follows (in thousands):

		Investments in commercial finance
	Receivables from managed entities	Leases and loans		Future payment card receivables		Total
Ending balance, individually evaluated for impairment	$26,687	$	−	$	−	$26,687
Ending balance, collectively evaluated for impairment	−		347		96	443
Balance, end of period	$26,687		$347		$96	$27,130

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table summarizes the activity in the allowance for credit losses for all financing receivables for the Company for the three and nine months ended June 30, 2010 (in thousands):

					Investments in commercial finance
	Receivables from managed entities		Investment in loans		Leases and loans	Future payment card receivables	Investment in real estate loans	Total
Three Months Ended June 30, 2010:
Balance, beginning of period	$	−	$	−	$360	$130	$1,634	$2,124
Provision for credit losses		777		−	590	61	−	1,428
Charge-offs		−		−	(158)	(63)	−	(221)
Recoveries		−		−	28	2	−	30
Balance, end of period		$777	$	−	$820	$130	$1,634	$3,361

Nine Months Ended June 30, 2010:
Balance, beginning of year	$	−	$	−	$570	$2,640	$1,585	$4,795
Provision for credit losses		777		1	2,273	314	49	3,414
Charge-offs		−		(1)	(2,077)	(2,842)	−	(4,920)
Recoveries		−		−	54	18	−	72
Balance, end of period		$777	$	−	$820	$130	$1,634	$3,361

The following table discloses information about the Company’s impaired financing receivables as of June 30, 2011 (in thousands):

	Net Balance		Unpaid Balance		Specific Allowance		Average Investment in Impaired Assets
Financing receivables without a specific valuation allowance:
Receivables from managed entities – commercial finance	$	−	$	−	$	−	$	−
Receivables from managed entities – real estate		2,614		2,614		−		2,485
Leases and loans		−		−		−		−
Future payment card receivables		−		−		−		−

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance		16,171		23,202		7,031		23,507
Receivables from managed entities – real estate		871		871		871		823
Leases and loans		143		347		204		419
Future payment card receivables		6		96		90		204

Total:
Receivables from managed entities – commercial finance		16,171		23,202		7,031		23,507
Receivables from managed entities – real estate		3,485		3,485		871		3,308
Leases and loans		143		347		204		419
Future payment card receivables		6		96		90		204

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 5 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	June 30,	September 30,
	2011	2010
Direct financing leases, net	$121,129	$8,888
Equipment loans (1)	18,881	1,661
Assets subject to operating leases, net (2)	25,361	2,211
Future payment card receivables, net	96	316
Allowance for credit losses	(490)	(900)
Investments in commercial finance, net	$164,977	$12,176

(1)	The interest rates on loans generally range from 6% to 17%.

(2)	Net of accumulated depreciation of $4.6 million and $96,000, respectively, as of June 30, 2011 and September 30, 2010.

The components of direct financing leases are as follows (in thousands):

	June 30,	September 30,
	2011	2010
Total future minimum lease payments receivable	$134,059	$10,467
Initial direct costs, net of amortization	1,320	156
Unguaranteed residuals	7,271	421
Security deposits	(120)	(102)
Unearned income	(21,401)	(2,054)
Investments in direct financing leases, net	$121,129	$8,888

Lease and note terms extend over many years.  The contractual future minimum lease and note payments and related rental payments scheduled to be received on direct financing non-cancelable leases, notes receivable and operating leases that are held for investment for each of the five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands):

	Direct Financing Leases	Equipment Loans	Operating Leases (1)
2012	$39,038	$6,102	$12,734
2013	36,864	5,604	8,734
2014	32,268	4,426	2,768
2015	19,170	1,809	79
2016	6,562	566	1
Thereafter	157	374	−
	$134,059	$18,881	$24,316

(1)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 6 – INVESTMENTS IN REAL ESTATE

The following is a summary of the carrying value of the Company’s investments in real estate (in thousands):

	June 30,	September 30,
	2011	2010
Properties owned, net of accumulated depreciation of $4,553 and $3,989	$15,230	$17,387
Real estate ventures	2,101	9,727
Investments in real estate, net	$17,331	$27,114

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE- (Continued)

On June 23, 2011, the Company received net proceeds of approximately $16.6 million in connection with the sale of a building in Washington, DC by its owner in which the Company owned a 25% interest.  As a result, the Company realized a gain on its investment of approximately $7.6 million on the transaction.

NOTE 7 − INVESTMENT SECURITIES

Components of investment securities are as follows (in thousands):

	June 30,	September 30,
	2011	2010
Available-for-sale securities	$18,023	$21,530
Trading securities	612	828
Total investment securities, at fair value	$18,635	$22,358

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in equity and collateralized debt obligation (“CDO”) securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011:
Equity securities	$32,223	$89	$(16,638)	$15,674
CDO securities	1,089	1,260	−	2,349
Total	$33,312	$1,349	$(16,638)	$18,023

September 30, 2010:
Equity securities	$31,847	$18	$(16,558)	$15,307
CDO securities	5,515	1,047	(339)	6,223
Total	$37,362	$1,065	$(16,897)	$21,530

Equity Securities. The Company holds 2.4 million shares of RCC common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share; expire in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) common stock.  A portion of these investments have been pledged as collateral for one of the Company’s secured corporate credit facilities.

          CDO Securities.  The CDO securities represent the Company’s retained equity interests in three and four CDO issuers that it has sponsored and manages as of June 30, 2011 and September 30, 2010, respectively.  The investments held by the respective CDO issuers are sensitive to interest rate fluctuations and the credit quality of the underlying assets held by the CDO issuers, which, accordingly, has an impact on their fair value.

          Trading Securities.  The Company held an additional 58,594 and 123,719 shares of TBBK common stock valued at $612,000 and $828,000 as of June 30, 2011 and September 30, 2010, respectively, in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer.  The Company sold 20,400 and 65,125 shares of TBBK in the plan during the three and nine months ended June 30, 2011, respectively, and recognized net gains of $57,000 and $153,000, respectively.  In addition, the Company had an unrealized trading gain of $19,000 and $220,000 for the three and nine months ended June 30, 2011, respectively, on the TBBK shares held in the plan.  There were no trading gains or losses on TBBK shares for the three and nine months ended June 30, 2010.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 7 − INVESTMENT SECURITIES – (Continued)

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2011:
Equity securities	$	−	$	−	−	$15,476	$(16,638)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$15,476	$(16,638)	1

September 30, 2010:
Equity securities	$	−	$	−	−	$15,181	$(16,558)	1
CDO securities		−		−	−	3,980	(339)	1
Total	$	−	$	−	−	$19,161	$(16,897)	2

The unrealized losses in the above table are considered to be temporarily impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  Specifically, with respect to its evaluation of its investment in RCC, the Company considers its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.  With respect to its CDO investments, the primary inputs used in producing the internally generated expected cash flows models to determine the fair value are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (99%) and (v) discount rate (20%).

          Other-than-Temporary Impairment Losses.  There were no other-than-temporary-impairment losses recorded during the three and nine months ended June 30, 2011 for the other-than-temporary impairment of its CDO investments. During the three months ended June 30, 2010, the Company recorded a $67,000 charge related to CDO investments in bank loans ($50,000 in European loans).  The $364,000 charge recorded for the nine months ended June 30, 2010 also reflected $297,000 related to CDO investments in securities of financial institutions.

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of interests it owns (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30, 2011	September 30, 2010
Real estate investment entities	2% – 10%	$7,886	$9,317
Financial fund management partnerships	3% − 11%	3,578	3,705
Trapeza entities	33% − 50%	756	737
Commercial finance investment entities	1% − 6%	36	66
Investments in unconsolidated entities		$12,256	$13,825

Two of the Trapeza entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 20).  The general partner of those entities is owned equally by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to limited and general partners according to the terms of such agreements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
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

Consolidated VIE

The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets as of June 30, 2011 and September 30, 2010 (in thousands):

	June 30,	September 30,
	2011	2010
Property and equipment, net	$976	$1,072
Accrued expenses and other liabilities	$335	$416

VIEs Not Consolidated

The Company’s investments in RCC, Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in bank loans (“Apidos entities”),  trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheet that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these VIEs in which it holds variable interests at June 30, 2011 (in thousands):

	Receivables from managed entities and related parties, net (1)	Investments	Maximum exposure to loss in non-consolidated VIEs
RCC	$2,129	$15,476	$17,605
RRE Opportunity REIT	−	524	524
Apidos entities	2,276	2,349	4,625
Ischus entities	291	−	291
Trapeza entities	−	756	756
	$4,696	$19,105	$23,801

(1)	Exclusive of expense reimbursements due to the Company.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 10 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30,		September 30,
	2011		2010
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Guggenheim Securities, LLC – secured revolving facility (1)	$110,000	$69,586	$ −
Guggenheim Securities, LLC – bridge financing	−	−	20,750
LEAF Funding 3 Series 2010-2 – term securitization (2)	−	80,377	−
Total commercial finance borrowings		149,963	20,750

Corporate:
TD Bank, N.A. – secured revolving credit facility (3)	8,997	7,493	14,127
TD Bank, N.A. – term loan	−	1,400	−
Republic First Bank – secured revolving credit facility	3,500	−	−
Total corporate borrowings		8,893	14,127
Senior Notes, net (4)		15,726	14,317

Note payable to RCC		1,705	2,000
Other debt		13,546	14,916
Total borrowings outstanding		$189,833	$66,110

(1)	Reflected net of unamortized discount of $414,000 related to the fair value of LEAF detachable warrants issued to Guggenheim.

(2)	Face amount of the notes of $84.8 million is reflected net of unamortized discount of $4.5 million.

(3)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at June 30, 2011.

(4)
The outstanding Senior Notes are reflected net of an unamortized discount of $3.1 million and $4.5 million at June 30, 2011 and September 30, 2010, respectively, related to the fair value of detachable warrants issued to the note holders.

Commercial Finance - Guggenheim secured revolving credit facility

Guggenheim. On January 4, 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with an initial availability of $50.0 million.  The facility was increased to $110.0 million on April 27, 2011 with a commitment to further expand the borrowing limit to $150.0 million.  LEAF, through its wholly owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of Dominion Bond Rating Service-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  The notes are secured and payable only from the underlying equipment leases and loans.  Interest is calculated at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus a margin rate applicable to each class of notes.  The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020 unless there is a mutual agreement to extend.  If the maturity is not extended, the notes would amortize over the remaining term of the underlying collateral.  Principal payments on the notes are required to begin when the revolving period ends.  The Company is not an obligor or a guarantor of these securities and the facility is non-recourse to the Company.  The weighted average borrowings for the three and nine months ended June 30, 2011 were $58.2 million and $26.0 million, respectively, at a weighted average interest rate of 5.0% and 5.1%, respectively.

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

Commercial Finance – Series 2010-2 term securitization

In May 2010, LEAF Receivables Funding 3, LLC (“LRF3”) issued $120.0 million of equipment contract backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RCC contributed these notes, along with the underlying lease portfolio to LEAF.  LRF3 is the sole obligator of these notes.  Neither the Company or LEAF is an obligor or a guarantor of these securities and the facility is non-recourse to the Company and LEAF.

The notes were originally issued in the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear interest at a fixed rate of 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.  The weighted average borrowings for the three and nine months ended June 30, 2011 were $84.6 million and $57.8 million, respectively, at a weighted average interest rate of 8.5% and 8.6%, respectively.  The notes were recorded at their fair value and are being accreted to their face value using the effective interest method.

Commercial Finance – Bridge Financing

LEAF had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million.  The bridge facility was repaid with proceeds from the new revolving warehouse credit facility and terminated on February 28, 2011.  The loan was in the form of a series of notes.  The weighted average borrowings for the nine months ended June 30, 2011 were $11.7 million at a weighted average interest rate 9.1%.

Corporate – TD Bank

TD Bank, N.A. (“TD Bank”).  On March 10, 2011, the Company amended its revolving credit facility with TD Bank to extend the maturity date to August 31, 2012 from October 15, 2011 and increase the maximum facility amount to $14.5 million, consisting of a $5.0 million term loan and a $9.5 million revolving line of credit.  Additionally, the interest rate on borrowings decreased to either (a) the prime rate of interest plus 2.25% or (b) LIBOR plus 3%, both with a floor of 6%.  The interest rate on borrowings until March 10, 2011 was either (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5% with a floor of 7.5%.  The Company is charged a fee of 0.5% on the unused facility amount as well as a 5.25% fee on the outstanding balance of a $503,000 letter of credit.

The facility requires that the Company repay the facility in an amount equal to 30% of the aggregate net proceeds (i.e., gross sales proceeds less reasonable and customary costs and expenses related to the sale) for certain asset sales.  Included in restricted cash at June 30, 2011 is $2.4 million of proceeds from the sale of the Company’s management contract for Resource Europe CLO I (“REM I”).  TD Bank allowed the Company to defer the repayment of the facility with these funds until October 2011, at which time the revolver portion of line of credit maximum facility amount will be reduced to $7.5 million.

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

The June 30, 2011 principal balance on the secured credit facility was $7.5 million and the availability on the line was $1.5 million, as reduced for letters of credit. Weighted average borrowings for three and nine months ended June 30, 2011 were $7.5 million and $10.9 million, respectively, at an effective interest rate of 9.8% and 10.7%, respectively.  Weighted average borrowings for three and nine months ended June 30, 2010 were $17.1 million and $19.0 million, respectively, at an effective interest rate of 10.2% and 10.5%, respectively.

The term note required monthly principal payments of $150,000 until June 2011.  In June 2011, the Company completed the sale of a real estate asset, as specified in the loan agreement, and applied a $3.0 million principal payment to the term note from the proceeds of this sale as required under the agreement. As a result of this paydown, the required monthly principal payments will be reduced to $50,000 beginning in July 2011.  The outstanding principal balance on the term note at June 30, 2011 was $1.4 million.  Weighted average borrowings for the three and nine months ended June 30, 2011 were $4.4 million and $1.9 million, respectively, at an effective interest rate of 14.2% and 12.8%, respectively.
(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

Corporate – Republic First Bank

In February 2011, the Company entered into a new $3.5 million revolving credit facility with Republic First Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5% and matures on September 28, 2012.  The loan is secured by a pledge of 700,000 shares of RCC stock and a first priority security interest in certain real estate collateral located in Philadelphia, PA.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RCC shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RCC shares held in the pledged account.  There were no borrowings under this facility for the three and nine months ended June 30, 2011.

Corporate – Senior Notes

In September and October 2009, the Company completed a private offering to certain senior executives and shareholders of $18.8 million of 12% senior notes due 2012 (the “Senior Notes”) with 5-year detachable warrants to purchase 3,690,195 shares of the Company’s common stock (at a weighted average exercise price of approximately $5.11 per share).  The Senior Notes require quarterly payments of interest in arrears.  The notes are unsecured, senior obligations and are junior to the Company’s existing and future secured indebtedness.  In recording the Senior Notes, the Company allocated the proceeds from the Senior Notes to the notes and the warrants based on their relative fair values.  The weighted average interest rate (inclusive of the amortization of the warrant discount) was 22.6% and 21.9% for the three and nine months ended June 30, 2011, respectively, and 20.0% and 19.3% for the three and nine months ended June 30, 2010, respectively.

Other Debt

In June 2006, the Company obtained a $12.5 million 7.1% mortgage for its hotel property in Savannah, Georgia.  The mortgage, which had an original maturity date of July 6, 2011 and was extended to August 6, 2011, and required monthly payments of principal and interest of $84,200.  The principal balance as of June 30, 2011 and September 30, 2010 was $11.9 million and $12.0 million, respectively.  On August 5, 2011, the Company refinanced the mortgage for $10.7 million at a rate of approximately 5.9%, which matures in August 2021.

On July 20, 2011, RCC entered into a new agreement with LEAF pursuant to which RCC will provide a $10.0 million loan to LEAF, of which $2.5 million was funded as of July 20, 2011.  The loan matures on January 20, 2013 and bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  In the event of default, interest will accrue and be payable at a rate of 5.0% in excess of the fixed rate.  The loan is secured by the commercial finance assets of LEAF and LEAF’s interest in LRF3.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings (excluding discounts of $3.1 million on the Senior Notes, $4.5 million on the Series 2010-2 notes and $414,000 on the Guggenheim secured revolving facility) over the next five years ending June 30, and thereafter, are as follows (in thousands):

2012	$26,993
2013	53,823
2014	26,657
2015	26,868
2016	11,501
Thereafter	51,949
$197,791
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
(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 10 – BORROWINGS – (Continued)

The hotel mortgage, which is guaranteed by the Company, contains financial covenants related to the net worth and liquid assets of the Company.

The Guggenheim secured revolving credit facility is subject to certain financial covenants including average cumulative net loss percentage as well as delinquency and default, senior leverage, and interest coverage ratios.

The Company was in compliance with all of its debt covenants as of June 30, 2011.

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

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2011	2011
Balance, beginning of period	$ −	$(2,362)
Amortization (1)	−	88
Elimination of the servicing liability due to the contribution of the RCC portfolio to LEAF	−	2,274
Balance, end of period	$ −	$ −

(1)	Amortization of the servicing liability was included in commercial finance revenues in the consolidated statements of operations.

NOTE 12 – COMPREHENSIVE (LOSS) INCOME

The following table reflects the changes in comprehensive (loss) income (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$92	$(6,590)	$(5,083)	$(7,849)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(273), $(1,311), $(378) and $806	(378)	(2,267)	(551)	1,057
Less: reclassification for realized (gains) losses, net of tax of $2, $36, $566 and $383	(2)	100	904	617
	(380)	(2,167)	353	1,674
Minimum pension liability adjustment, net of tax of $30, $(7), $30 and $(12)	(30)	7	(30)	12
Less: reclassification for realized losses, net of tax of $31, $30, $96 and $90	43	38	127	115
Unrealized (loss) gain on hedging contracts, net of tax of $(66), $11, $38 and $93	(90)	44	53	170
Foreign currency translation loss	−	(436)	−	(930)
Less: reclassification for realized foreign currency translation losses	−	−	368	−
Comprehensive loss	(365)	(9,104)	(4,212)	(6,808)
Add: comprehensive (income) loss attributable to noncontrolling interests	(482)	1,270	(165)	2,301
Comprehensive loss attributable to common shareholders	$(847)	$(7,834)	$(4,377)	$(4,507)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 12 – COMPREHENSIVE (LOSS) INCOME – (Continued)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments		SERP Pension Liability	Total
Balance, beginning of year, net of tax of $(6,071), $(146), $0 and $(1,966)	$(9,761)	$(171)		$(368)	$(2,507)	$(12,807)
Current period changes	353	49		368	97	867
Balance, end of period, net of tax of $(5,883), $(33), $0 and $(1,841)	$(9,408)	$(122)	$	−	$(2,410)	$(11,940)

NOTE 13 – DERIVATIVE INSTRUMENTS

The Company’s investments in commercial finance assets are structured on a fixed-rate basis, but some of the Company’s borrowings through the related bank debt is obtained on a floating-rate basis.  As a result, the Company is exposed to a certain degree of risk if interest rates rise, which in turn will increase the Company’s borrowing costs.  In addition, when the Company acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Company will pay when it funds the respective borrowings.  Increases in interest rates that increase the Company’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Company employs a hedging strategy using derivative financial instruments such as interest rate swaps, which are designated as cash flow hedges.  Accordingly, changes in fair value of those derivatives are recorded in Accumulated Other Comprehensive Loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company manages the credit risk of possible counterparty default in the derivative transactions by dealing exclusively with counterparties with high credit quality.  The Company has an agreement with its derivative counterparty that incorporates the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty.  Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.  As of June 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $168,000, net of accrued interest.  As of June 30, 2011, the Company has posted $148,000 in cash collateral as security for any unfunded liability related to these agreements and would be required to fund more collateral should the value of the swaps decline .  If the Company had breached any of these provisions at June 30, 2010, it could have been required to settle its obligations under the agreements at their termination value of $173,000.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 13 – DERIVATIVE INSTRUMENTS – (Continued)

Derivative instruments are reported at fair value as of June 30, 2010 as follows (in thousands, except number of contracts):

	Notional Amount	Termination Date of Swap	Derivative Liability Reported in Accrued Expenses and Other Liabilities	Number of Contracts
Interest rate swaps designated as cash flow hedges	$57,043	March 15, 2015	$168	2

As of June 30, 2010, included in accumulated other comprehensive loss were unrealized net losses of $75,000 (net of tax benefit and noncontrolling interests of $92,000) on two swaps.  The Company recognized no gain or loss during the nine months ended June 30, 2011 for hedge ineffectiveness.  Assuming market rates remain constant with the rates at June 30, 2011, the Company estimates that approximately $184,000 (net of tax benefit of $139,000) of the loss in accumulated other comprehensive loss will be recognized into earnings over the next 12 months.

In addition, included in accumulated other comprehensive loss as of June 30, 2011 and September 30, 2010 is a net unrealized loss of $47,000 (net of tax benefit of $33,000) and a net unrealized loss of $171,000 (net of tax benefit of $146,000 and noncontrolling interest of $25,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF, in which the Company owns an equity interest.

NOTE 14 – NONCONTROLLING INTERESTS

The following table presents the rollforward of activity in noncontrolling interests that were included in the Company’s consolidated balance sheet for the nine months ended June 30, 2011:

Noncontrolling interests, beginning of year	$(2,873)
Net income	161
Restricted stock awards	40
Other comprehensive income	4
Transactions related to LEAF:
Exchange of LEAF Financial common stock held by management for common stock of LEAF	3,380
LEAF common stock issuance costs	(221)
Warrants issued to Guggenheim (see Note 10)	452
Issuance of LEAF preferred stock and warrants to RCC	36,212
Portion of LEAF preferred stock dividends to RCC – portion in cash	(305)
39,518
Noncontrolling interests, end of period	$36,850

NOTE 15 − EARNINGS PER SHARE

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

Due to the losses for the periods presented, stock options and warrants outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation.  Excluded from the Diluted EPS calculation for the three months ended June 30, 2011 and 2010 were outstanding options to purchase 1.0 million and 1.4 million shares of common stock at a weighted average exercise price of $16.27 and $13.02, respectively, as well as outstanding warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11.  Additionally, excluded from the calculation of Diluted EPS for the three months ended June 30, 2010 were 69,300 shares of unvested restricted stock at a fair value of $16.42 per share outstanding that did not have dividend rights; these restricted shares fully vested and were issued during fiscal 2011.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)
NOTE 16 – BENEFIT PLANS

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older and have completed 1,000 hours of service for the Company.  In December 2008, the Company filed an application under the voluntary correction program ("VCP") with the Internal Revenue Service (“IRS”) in order to correct certain compliance errors that were made with respect to the ESOP.  The Company has finalized the corrections required under the VCP compliance statement.  Furthermore, the Department of Labor (“DOL”) closed its audits of the ESOP and the Resource America, Inc. Investment Savings Plan (“401(k) Plan”) for the plan years from 2005 to 2009 without any significant changes or corrections required. The Company has decided to terminate the ESOP and, in connection with this termination, has filed for a final determination letter with the IRS.  After receipt of this final determination letter (which probably will be received toward the end of fiscal 2011 or the beginning of fiscal 2012), the Company then plans to distribute the available plan assets to participants and liquidate the ESOP trust.

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

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Edward E. Cohen (“E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The Company held 58,594 and 123,719 shares of TBBK common stock, respectively, as well as $11,000 and $50,000 in cash, respectively, as of June 30, 2011 and September 30, 2010, to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest costs	$92	$106	$276	$318
Expected return on plan assets	(17)	(15)	(50)	(44)
Amortization of actuarial loss	74	69	222	205
Net cost	$149	$160	$448	$479

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	June 30,	September 30,
	2011	2010
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$30,874	$41,722
Real estate investment entities (2)	20,325	18,491
Financial fund management investment entities	2,772	3,065
RCC	2,344	2,811
Other	631	327
Receivables from managed entities and related parties, net	$56,946	$66,416
Payables to managed entities and related parties:
Real estate investment entities	$ −	$122
RCC	204	34
Payables to managed entities and related parties	$204	$156

(1)
Reflects $7.0 million of reserves for credit losses related to management fees owed from two commercial finance investment entities that, based on projected cash flows, are not expected to be collectible. Also includes a $293,000 discount for management fees and reimbursed expenses that the Company expects to receive in the future.

(2)	Reflects $871,000 of reserves for credit losses related to management fees owed from one real estate investment entity that, based on projected cash flows, are not expected to be collectible.

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain of its operating expenses.  The following table details those activities (in thousands):
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fees from unconsolidated investment entities:
Real estate (1)	$3,753	$3,506	$9,909	$9,345
Commercial finance (2)	−	2,149	−	9,611
Financial fund management (3)	1,038	826	3,523	2,628
RCC -
Management, incentive, and servicing fees	2,582	4,340	8,880	8,101
Dividends received	612	567	1,835	1,681
Reimbursement of expenses	687	499	1,708	1,353
RRE Opportunity REIT – reimbursement of costs and expenses	473	−	1,441	−

Fees from (payments to) other related parties:
Atlas Energy, L.P. - reimbursement of net costs and expenses	220	182	830	668
The Bancorp, Inc. - reimbursement of rent and related costs	8	−	8	−
1845 Walnut Associates Ltd - payment of rent and operating expenses	(152)	(154)	(522)	(407)
9 Henmar LLC - payment of broker/consulting fees	(20)	(21)	(46)	(51)
Ledgewood P.C. - payment for legal services	(357)	(35)	(491)	(277)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

(1)
Reflects discounts of $512,000 and $702,000 recorded for the three and nine months ended June 30, 2011, and $116,000 and $345,000 recorded for the three and nine months ended June 30, 2010, respectively, in connection with management fees the Company expects to receive in the future.

(2)
During the three and nine months ended June 30, 2011, the Company waived $1.9 million and $6.4 million, respectively, and during the three and nine months ended June 30, 2010, waived $726,000 and $1.1 million, respectively, of its fund management fees from these investment entities.

(3)	Excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships for the nine months ended June 30, 2010.

Relationship with RCC.   Under our management agreement with RCC, the Company receives a base management fee, incentive compensation, reimbursement for out-of-pocket expenses and property management fees.

LEAF Financial originated and managed commercial finance assets on behalf of RCC prior to the formation of LEAF in January 2011.  During the three and nine months ended June 30, 2011, LEAF Financial sold $0 and $2.3 million, respectively, of commercial finance assets to RCC as compared to $111.0 and $121.3 million for the three and nine months ended June 30, 2010.  In addition, LEAF Financial repurchased $140,000 of leases and loans from RCC as an accommodation under certain circumstances during the nine months ended June 30, 2010.

In February 2011, the Company entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.9 billion in bank loans.  In connection with the services provided, RCC will pay the Company 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.

Relationship with The Bancorp, Inc.  Daniel G. Cohen (“D. Cohen”) is the chairman of the board and Betsy Z. Cohen (“B. Cohen”) is the chief executive officer of TBBK and its subsidiary bank.  E. Cohen and B. Cohen are the parents of D. Cohen and Jonathan Z. Cohen, the Company’s Chief Executive Officer and President.  Beginning in June 2011, the Company sublet a portion of its New York office to TBBK.  In addition, TBBK provides banking and operational services for one of LEAF Financial’s subsidiaries.  For the three and nine months ended June 30, 2011, the Company paid $1,100 and $4,400, respectively, in fees to TBBK.  For the three and nine months ended June 30, 2010, the Company paid $3,000 and $12,000, respectively, in fees to TBBK.  Additionally, the Company had $44,000 and $85,000 in deposit accounts at TBBK at June 30, 2011 and 2010, respectively.  During the three and nine months ended June 30, 2011, the Company sold 20,400 and 65,125 shares respectively, of TBBK common stock held for the SERP for $194,000 and $588,000, respectively, and realized a gain of $57,000 and $153,000, respectively.

Transactions between LEAF Financial and Its Investment Partnerships.  LEAF Financial originates and manages commercial finance assets on behalf of its investment partnerships (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans sold to the LEAF Funds are at fair value plus an origination fee not to exceed 2%.  Sales to the LEAF Funds totaled $0 and $821,000 for the three and nine months ended June 30, 2011, as compared to $5.2 million and $65.9 million, respectively, for the three and nine months ended June 30, 2010.  During the three and nine months ended June 30, 2010, LEAF Financial repurchased $2.8 million and $6.0 million of leases and loans as an accommodation to the LEAF Funds.

Short-term loan to RRE Opportunity REIT.  On June 17, 2011, the Company loaned $1.4 million to RRE Opportunity REIT at a rate of interest of 6.5% with a maturity of six months.  The loan was repaid on June 28, 2011 along with related interest.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 18 − OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
RCC dividend income	$612	$567	$1,835	$1,681
Unrealized gains on trading securities	19	−	220	−
Interest income	73	122	323	281
Other expense, net	(8)	50	(393)	(16)
Other income, net	$696	$739	$1,985	$1,946

NOTE 19 – FAIR VALUE

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

As of June 30, 2011, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities		$16,286	$	−		$2,349	$18,635
Retained financial interest-commercial finance		−		−		156	156
Total		$16,286	$	−		$2,505	$18,791
Liabilities:
Interest rate swap	$	−		$168	$	−	$168
Total	$	−		$168	$	−	$168

As of September 30, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$16,135	$	−	$6,223	$22,358
Retained financial interest – commercial finance	−		−	273	273
Total	$16,135	$	−	$6,496	$22,631

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 19 – FAIR VALUE – (Continued)

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

Guggenheim Securities- secured revolving facility.  The proceeds from this loan were allocated to the revolving facility and the warrants issued to the lender based on their relative fair values, as determined by an independent third-party appraiser.  The appraiser determined the fair value of the debt based primarily on the interest rates of similarly rated notes with similar terms.  The appraiser assessed the fair value of the equity of LEAF in making its determination of the fair value of the warrants.

Interest rate swaps.  These instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 19 – FAIR VALUE – (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value for the nine months ended June 30, 2011 and fiscal year ended September 30, 2010 (in thousands):
		Retained
	Investment	Financial
	Securities	Interest
For the Nine Months Ended June 30, 2011:
Balance, beginning of period	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,809)	−
Loss on sale of investment securities, net	(1,470)	−
Payments received	−	(117)
Change in unrealized losses included in accumulated other comprehensive loss	405	−
Balance, end of period	$2,349	$156

For the Fiscal Year Ended September 30, 2010:
Balance, beginning of period	$8,245	$ −
Purchases, sales, issuances and settlements, net	(2,985)	299
Change in unrealized losses included in accumulated other comprehensive loss	1,894	−
Other-than-temporary impairment loss	(480)	−
Loss on sale of investment securities, net	(451)	−
Payments received and leases returned	−	(26)
Balance, end of period	$6,223	$273

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
For the Nine Months Ended June 30, 2011:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$186	$186
Receivables from managed entities – commercial finance and real estate		−		−	18,344	18,344
Total	$	−	$	−	$18,530	$18,530
Liabilities:
Guggenheim –secured revolving credit facility	$	−	$	−	$49,266	$49,266
Total	$	−	$	−	$49,266	$49,266

For the Fiscal Year Ended September 30, 2010:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$190	$190
Receivables from managed entities		−		−	9,922	9,922
Total	$	−	$	−	$10,112	$10,112
Liabilities:
Servicing liability	$	−	$	−	$2,478	$2,478
Senior Notes		−		−	2,239	2,239
Total	$	−	$	−	$4,717	$4,717

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)
NOTE 19 – FAIR VALUE – (Continued)

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The fair value of financial instruments was as follows (in thousands):

	June 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities (1)	$56,946	$43,240	$66,416	$60,204
Investments in commercial finance - loans	18,881	18,801	1,661	1,011
	$75,827	$62,041	$68,077	$61,215
Borrowings: (2)
Commercial finance debt	$149,963	$149,963	$20,750	$20,750
Corporate secured revolving credit facilities	7,493	7,493	14,127	14,127
Corporate term note	1,400	1,400	−	−
Real estate debt	11,909	9,267	12,005	11,265
Senior Notes	15,726	18,259	14,317	16,884
Other debt	3,342	2,326	4,911	3,916
	$189,833	$188,708	$66,110	$66,942

(1)
Certain of the receivables from managed entities at June 30, 2011 and September 30, 2010 have been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate adjusted for liquidity risk.

(2)
The carrying value of the Company’s corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates.  The carrying value of the Company’s commercial finance debt approximates its fair value due to its recent issuance at June 30, 2011.  The Company’s real estate debt and other debt fair values are estimated using current interest rates for similar loans.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes.  This disclosure excludes instruments valued on a recurring basis.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Broker-Dealer Capital Requirement.  Chadwick Securities, Inc. (“Chadwick”) serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of June 30, 2011 and September 30, 2010, respectively.  As of June 30, 2011 and September 30, 2010, Chadwick’s net capital was $418,000 and $393,000, respectively, which exceeded the minimum requirements by $318,000 and $277,000, respectively.

Clawback Liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share). The clawback liability was $1.2 million at June 30, 2011 and September 30, 2010.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2011
(unaudited)

NOTE 20 - COMMITMENTS AND CONTINGENCIES – (Continued)

General corporate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million.

In July 2011, the Company entered into an agreement with one of the TIC programs the Company sponsored and manage.  This agreement requires the Company to fund up to $1.5 million for capital improvements for the TIC property over the next two years.  In anticipation of this agreement, the Company advanced funds totaling $268,000 as of June 30, 2011.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of June 30, 2011, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

NOTE 21 – DISCONTINUED OPERATIONS

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
JUNE 30, 2011
(unaudited)

NOTE 22 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)		Total
Three Months Ended June 30, 2011
Revenues from external customers	$8,503	$6,790	$4,873	$	−	$20,166
Equity in earnings (losses) of unconsolidated entities	7,370	(326)	379		−	7,423
Total revenues	15,873	6,464	5,252		−	27,589
Segment operating expenses	(6,727)	(3,709)	(4,234)		−	(14,670)
General and administrative expenses	(71)	−	(666)		(1,877)	(2,614)
Gain on sale of leases and loans	−	94	−		−	94
Provision for credit losses	(782)	(2,694)	−		−	(3,476)
Depreciation and amortization	(301)	(2,696)	(36)		(126)	(3,159)
Interest expense	(265)	(2,578)	−		(1,433)	(4,276)
Gain on sale of investment securities	−	−	25		57	82
Other income (expense), net	81	3	714		(102)	696
Pretax income attributable to noncontrolling interests (2)	(28)	(239)	−		−	(267)
Income (loss) including noncontrolling interests before intercompany interest expense and income taxes	7,780	(5,355)	1,055		(3,481)	(1)
Intercompany interest (expense) income	−	(35)	−		35	−
Income (loss) from operations including noncontrolling interests before taxes	$7,780	$(5,390)	$1,055		$(3,446)	$(1)

Nine Months Ended June 30, 2011
Revenues from external customers	$21,564	$14,992	$18,693	$	−	$55,249
Equity in earnings (losses) of unconsolidated entities	7,441	(575)	2,501		−	9,367
Total revenues	29,005	14,417	21,194		−	64,616
Segment operating expenses	(18,276)	(11,675)	(16,914)		−	(46,865)
General and administrative expenses	(248)	−	(2,440)		(5,939)	(8,627)
Gain on sale of leases and loans	−	357	−		−	357
Provision for credit losses	(871)	(6,930)	−		−	(7,801)
Depreciation and amortization	(956)	(5,731)	(125)		(393)	(7,205)
Interest expense	(812)	(5,699)	−		(4,301)	(10,812)
Gain on sale of management contract	−	-	6,520		−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	4,426	−		−	4,426
(Loss) gain on sale of investment securities	−	−	(1,435)		153	(1,282)
Other income (expense), net	318	11	2,120		(464)	1,985
Pretax loss attributable to noncontrolling interests (2)	35	583	−		−	618
Income (loss) including noncontrolling interests before intercompany interest expense and and income taxes	8,195	(10,241)	8,920		(10,944)	(4,070)
Intercompany interest (expense) income	−	(1,623)	−		1,623	−
Income (loss) from operations including noncontrolling interests before taxes	$8,195	$(11,864)	$8,920		$(9,321)	$(4,070)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(unaudited)

NOTE 22 − OPERATING SEGMENTS – (Continued)

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2011
(unaudited)

NOTE 22 − OPERATING SEGMENTS – (Continued)

	Real Estate	Commercial Finance	Financial Fund Management	All Other (1)	Total
Segment assets:
June 30, 2011	$163,052	$230,430	$41,719	$(41,996)	$393,205

June 30, 2010	$150,400	$66,541	$33,393	$(31,188)	$219,146

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  During the three and nine months ended June 30, 2011, the Company recognized a $6.5 million net gain on the sale of its management contract with, and equity investment in, REM I.  Revenues generated from the Company’s European operations were $489,000 and $1.7 million for the three and nine months ended June 30, 2010, respectively.  Included in the segment assets are European assets $6.5 million as of June 30, 2011 and 2010.

Major Customer.  For the three and nine months ended June 30, 2011, the total of the management, incentive and servicing fees that the Company received from RCC were 9.4% and 13.7% of its consolidated revenues, respectively, as compared to and 17.2%  and 11.6% for the three and nine months ended June 30, 2010, respectively.  These fees have been reported as revenues by each of the Company’s reporting segments.

NOTE 23 – SUBSEQUENT EVENTS

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

Overview of the Three and Nine Months Ended June 30, 2011 and 2010

       We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of June 30, 2011, we managed $13.4 billion of assets.

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

In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage. We also continue to monetize our legacy real estate portfolio.  In June 2011, we received net proceeds of approximately $16.6 million from the sale by its owner of a building in Washington, DC in which we owned a 25% interest, and recorded a gain on our investment of approximately $7.6 million.

In our commercial finance segment, we reorganized the structure of our equipment leasing and loan operation through the formation of LEAF Commercial Capital, Inc., or LEAF, on January 4, 2011.  In the transaction, LEAF Financial Corporation, or LEAF Financial, contributed its leasing platform and directly-held leases and loans, while Resource Capital Corp. (NYSE: RSO), or RCC, committed to investing $36.2 million of capital in the form of preferred stock; RCC has fully funded its commitment as of June 30, 2011.  A portion of RCC’s investment consisted of the contribution of the leases and loans it had acquired from LEAF Financial.  In addition, Guggenheim Securities, LLC, or Guggenheim, arranged a new financing facility for LEAF of up to $200.0 million in revolving senior debt to fund new originations.  In conjunction with the contribution of the RCC portfolio, LEAF Financial reversed the servicing and repurchase liabilities it recorded in fiscal 2010 on certain lease and loan sales to RCC, and recognized a gain of $4.4 million.

Since fiscal 2010, we have waived our management fees from our four sponsored and managed commercial finance investment funds due to their reduced equity distributions to their partners due to the impact of the recession on the cash flow of these entities.  For the three and nine months ended June 30, 2011, we have waived $1.9 million and $6.4 million, respectively, in fees.  We anticipate that we will continue to waive these management fees in the future, which will reduce our revenues and adversely affect our profitability.  In addition, we recognized a $2.4 million and $6.0 million provision for credit losses on the receivables due from these entities for the three and nine months ended June 30, 2011.

(Back to Index)

(Back to Index)

In our financial fund management segment, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored.  In February 2011, we entered into a services agreement with a subsidiary of RCC to provide subadvisory collateral management and administration services for five CDO issuers invested primarily in bank loans.  This increased our assets under management by $1.9 billion.  In December 2010, we completed the sale of our management contract and equity investment in Resource Europe CLO I, or REM I, for approximately $11.1 million and recognized a net gain of $5.1 million.

In connection with the sale of a real estate loan in March 2006, we agreed that, in exchange for the current property owner relinquishing certain control rights, we would make payments to the current property owner under certain circumstances as stipulated in the sale agreement.  In March 2011, a triggering event as specified in the agreement occurred and, accordingly, we recorded a $3.4 million liability for the present value of the payments due to the property owner and recorded the charge to discontinued operations.

For the quarter ended June 30, 2011, we recorded an equity gain of $7.6 million based on our interest in an office  building that was sold in Washington DC, offset by losses primarily incurred by our commercial finance operations.  Additionally, the loss for the nine months ended June 30, 2011 includes a $3.4 million ($2.2 million net of tax) charge for a real estate commitment which was offset, in part, by gains of $6.5 million from our sale of a European CDO management contract and $4.4 million from the extinguishment of previously recorded servicing and repurchase liabilities.  Accordingly, we reported a consolidated net loss attributable to common shareholders of $411,000 and $5.2 million, respectively, for the three and nine months ended June 30, 2011.

Assets Under Management

Our assets under management increased by $718.0 million to $13.4 billion at June 30, 2011 from $12.7 billion at June 30, 2010.  The following table sets forth information relating to our assets under management by operating segment (in millions): (1)

	As of June 30,		Increase (Decrease)
	2011	2010	Amount		Percentage
Financial fund management	$11,200	$10,125	$1,075	(2)	11%
Real estate	1,591	1,589	2		− %
Commercial finance	629	988	(359)	(3)	(36%)
	$13,420	$12,702	$718		6%

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.

(2)
Increase primarily related to subadvisory agreement with RCC ($1.8 billion) and the awarding of the management contract for an existing CDO issuer with $220.3 million of assets.  These increases were offset primarily by the following: (i) the sale of our collateral management rights and responsibilities with respect to REM I ($373.2 million) in December 2010 and (ii) a decrease in the eligible collateral bases of our ABS ($365.2 million) and trust preferred portfolios ($266.8 million) resulting from defaults, paydowns, sales and calls.

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
As of June 30, 2011: (1)
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

(Back to Index)

(Back to Index)

As of June 30, 2011 and 2010, we managed $13.4 billion and $12.7 billion of assets, respectively, for the accounts of institutional and individual investors, RCC and for our own account in the following asset classes (in millions):

	June 30, 2011						June 30, 2010
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$3,971	$	−	$	−	$3,971	$4,237
Bank loans (1)	2,717		2,720		−	5,437	4,007
Asset-backed securities (1)	1,679		−		−	1,679	1,815
Real properties (2)	589		18		−	607	601
Mortgage and other real estate-related loans (2)	43		755		186	984	988
Commercial finance assets (3)	464		−		165	629	988
Private equity and other assets (1)	86		27		−	113	66
	$9,549		$3,520		$351	$13,420	$12,702

(1)	We value these assets at their amortized cost.

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

Employees

As of June 30, 2011, we employed 719 full-time workers, an increase of 45, or (7%), from 674 employees at June 30, 2010.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Commercial Finance	Financial Fund Management	Corporate/ Other
June 30, 2011
Investment professionals	104	35	39	28	2
Other	214	18	146	11	39
	318	53	185	39	41
Property management	401	401	−	−	−
Total	719	454	185	39	41

June 30, 2010
Investment professionals	105	29	42	32	2
Other	244	16	178	13	37
	349	45	220	45	39
Property management	325	325	−	−	−
Total	674	370	220	45	39

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fund management revenues (1)	$15,631	$12,379	$34,486	$39,578
Finance and rental revenues (2)	8,540	5,643	18,706	17,847
RCC management fees	2,582	4,288	8,778	7,924
Gain on resolution of loans (3)	−	2,343	196	2,630
Other (4)	836	585	2,450	2,081
	$27,589	$25,238	$64,616	$70,060

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

In December 2009, we closed Resource Real Estate Opportunity Fund L.P., which invests in discounted real estate and real estate related debt, after raising a total of $41.4 million.  Additionally, we are still in the offering stage of Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT, which will also invest in discounted real estate and real estate related debt.  The registration statement for this fund became effective in June 2010.  For fiscal 2011, our primary fundraising efforts will be focused on RRE Opportunity REIT.

(Back to Index)

(Back to Index)

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of June 30,
	2011	2010
Assets under management: (1)
Commercial real estate debt	$766	$808
Real estate investment funds and programs	566	566
Distressed portfolios	153	64
Institutional portfolios	51	122
RRE Opportunity REIT	37	−
Legacy portfolio	18	29
	$1,591	$1,589

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Management fees
Asset management fees	$1,170	$1,470	$4,327	$3,572
Resource Residential property management fees	1,615	1,393	4,398	3,916
REIT management fees - RCC	2,085	2,945	4,650	5,618
	4,870	5,808	13,375	13,106
Other revenues
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	1,053	480	1,336	973
Master lease revenues	1,029	1,017	3,032	3,013
Rental property income and revenues on consolidated VIEs (1)	1,551	1,388	3,625	3,463
Interest, including accreted loan discount	−	28	−	113
Gains and fees on the resolution of loans and other property interests	−	2,343	196	2,630
Equity in earnings of unconsolidated entities	7,370	98	7,441	581
	$15,873	$11,162	$29,005	$23,879
Costs and expenses:
General and administrative expenses	$3,079	$2,776	$7,760	$6,947
Resource Residential expenses	1,755	1,152	4,619	3,427
Master lease expenses	1,025	1,023	3,399	3,172
Rental property expenses and expenses on consolidated VIEs	868	905	2,498	2,553
	$6,727	$5,856	$18,276	$16,099

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

(Back to Index)

(Back to Index)

Revenues – Three and Nine Months Ended June 30, 2011 as Compared to the Three and Nine Months Ended June 30, 2010

Revenues from our real estate operations increased $4.7 million (42%) and $5.1 million (21%) for the three and nine months ended June 30, 2011, respectively.  We attribute the increase primarily to the following:

Management fees

●
a $300,000 decrease and a $755,000 increase in asset management fees, respectively.  Our asset management fees have increased during the 2011 periods, reflecting the additional properties in our distressed portfolio.  The decrease for the current year quarter also reflects a $198,000 adjustment to increase the discount on fees to be received in the future.

●
a $222,000 and $482,000 increase in property management fees, respectively, earned by our property manager, Resource Residential, reflecting the 1,109 unit increase (8%) in multifamily units under management to 14,833 units at June 30, 2011 from 13,724 at June 30, 2010; and

●
an $860,000 and $968,000 decrease in REIT management fees, respectively.  We receive a quarterly base management fee calculated on RCC’s equity capital.  Additionally, we earn an incentive management fee based on the adjusted operating earnings of RCC, which varies by quarter.  The base management fee increased by $451,000 and $1.3 million for the three and nine months ended June 30, 2011, respectively, as compared to the prior year periods.  The incentive management fee decreased by $1.3 million and $2.3 million for the three and nine months ended June 30, 2011, respectively, as compared to the prior year periods.

Other revenues

●	a $573,000 and $363,000 increase in fee income, respectively, in connection with the purchase and third-party financing of property through our real estate investment entities.

–
During the three months ended June 30, 2011, we earned fees of $750,000 from the acquisition of four loans (aggregate purchase price of $52.9 million) and $303,000 in fees from the sale of a building owned by one of our equity investments as compared to $480,000 in fees from acquiring three assets (aggregate purchase price of $44.0 million) during the prior year period.

–
Additionally, during the nine months ended June 30, 2011, we earned $208,000 in fees from the acquisition of two distressed notes (aggregate value of $14.6 million) and $74,000 in fees from acquiring a pool of four loans for (aggregate purchase price of $3.1 million) as compared to $493,000 in fees from the acquisition of three assets (aggregate purchase price of $19.1 million) for the nine months ended June 30, 2010;

●
a $2.3 million and $2.4 million decrease in gains and fees on the resolution of loans and other property interests, respectively.  During the three months ended June 30, 2010, we recorded a total gain of $2.3 million, including a gain of $1.7 million (proceeds of $4.6 million) on the settlement of one loan and our share of the proceeds, totaling $642,000, on the sale of an asset in a joint venture.  Additionally, for the nine months ended June 30, 2010, we recorded a gain of $152,000 (proceeds of $811,000) on the settlement of a loan from a previously consolidated VIE, a loss of $214,000 (proceeds of $761,000) from the sale of our interest in two joint ventures and a gain of $106,000 (proceeds of $238,000) from the sale of one asset by another joint venture.  We also received proceeds of $2.1 million, including a cost reimbursement of $101,000, from the sale of a joint venture interest to RCC, and recorded a gain of $143,000 from another asset sale (proceeds of $262,000 were received in September 2009); and

●
a $7.3 million and $6.9 million increase in equity in earnings of unconsolidated entities, respectively.  The three and nine months ended June 30, 2011 included the $7.6 million equity gain from the sale of a Washington DC office building by one of our legacy portfolio investments, offset, in part, by the equity losses from our real estate investment partnerships of $517,000 and $1.2 million, for the three and nine months ended June 30, 2011, respectively, as compared $153,000 and $461,000, respectively, for the prior year periods.

Costs and Expenses – Three and Nine Months Ended June 30, 2011 as Compared to the
Three and Nine Months Ended June 30, 2010

Costs and expenses of our real estate operations increased $871,000 (15%) and $2.2 million (14%) for the three and nine months ended June 30, 2011, respectively.  We attribute these changes primarily to the following:

●	a $303,000 and $813,000 increase in general and administrative expenses, respectively, related principally to the start-up costs of RRE Opportunity REIT; and

●
a $603,000 and $1.2 million increase in Resource Residential expenses, respectively, due to increased wages and benefits, primarily in conjunction with the additional personnel needed to operate and manage the increase in residential apartment units we manage.

(Back to Index)

(Back to Index)

Results of Operations: Commercial Finance

On January 4, 2011, we formed LEAF Commercial Capital through contributions from LEAF Financial, RCC and Guggenheim.  In the discussion that follows, we collectively refer to LEAF Financial and LEAF Commercial Capital as LEAF.

In January 2011, we received commitments for up to $236.0 million in capital from RCC and Guggenheim to expand its lease origination and servicing platform.  RCC contributed a portfolio of leases totaling $111.0 million along with securitized debt of $90.2 million (net of cash reserves) plus $15.2 million in cash and $140,000 comprised of other net assets in exchange for LEAF preferred stock and warrants (exercisable into LEAF common stock).  Guggenheim has provided a revolving warehouse credit facility with subordinated debt that can be increased to up to $200.0 million. The initial $50.0 million of availability under this warehouse line was increased by $60.0 million to $110.0 million in April 2011 when Wells Fargo Capital Finance, or Wells, joined the facility as an additional lender.  LEAF and Guggenheim expect to continue to expand this line of credit as needed.

We had reduced our lease and loan originations during the economic recession of the past few years due to the scarcity of debt to fund new lease originations at our investment entities as well as for our own account, in addition to lower demand for capital equipment by our customer base of small to medium-sized businesses. However, during fiscal 2010, we saw an improvement in the debt markets with an increase in asset-backed securitizations in the equipment sector. Since May 2010, we have securitized approximately $700.0 million of leases and loans on behalf of our investment entities and we believe that the receptivity of the market to our securitizations was instrumental in obtaining the revolving warehouse lines from Guggenheim and Wells.

We plan to use the recently raised capital to grow our lease portfolio and expect to continue to utilize the term securitization marketplace as a vehicle for permanent financing for the leases we originate.   New equipment originations for the three months ended June 30, 2011 increased by $5.4 million (23%) to $28.8 million as compared to $23.4 million for the three months ended March 31, 2011.

The commercial finance assets we managed for our own account at June 30, 2011 increased by $19.0 million to $165.0 million as compared to $146.0 million at March 31, 2011.  The assets we managed for others at June 30, 2011 decreased by $92.0 million to $464.0 million as compared to $556.0 million at March 31, 2011 primarily due to the natural runoff of the leases portfolios owned by the respective investment partnerships.  As of June 30, 2011, we managed approximately 69,000 leases and loans for our own account and our investment entities, with an average original finance value of $25,000 and an average term of 57 months as compared to approximately 85,000 leases and loans with an average original finance value of $25,000 and an average term of 56 months as of June 30, 2010.

At June 30, 2011, we employed 198 employees (185 excluding part-time workers) as compared to 226 employees (220 excluding part-time workers) at June 30, 2010, representing a 12% overall reduction. The majority of the reduction of employees was in the servicing area, which is reflective of the 36% reduction in the number of leases and loans we managed at June 30, 2011 as compared to June 30, 2010.  Our origination staff increased by 8 employees as of June 30, 2011 as compared to June 30, 2010, despite the closure of our Columbia office, which accounted for a reduction of 15 employees in the origination area.  The net headcount increase in the origination functions reflect our efforts and intent to increase our origination volume.  LEAF currently maintains its corporate headquarters and operation center in Philadelphia, a sales and servicing center in Moberly, MO, a call center located in Orange County, CA and regional sales offices located throughout the U.S.

	As of June 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
Corporate: administration, legal, human resources, finance and information technology	64	67	(3)	(4)%
Originations: sales, credit and lease origination operations	75	67	8	12%
Servicing: customer service, collections and cash applications	59	92	(33)	(36)%
Total employees	198	226	(28)	(12)%

(Back to Index)

(Back to Index)

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of June 30,
	2011	2010
Managed for our own account	$165	$1
Managed for others:
LEAF investment entities	457	850
RCC	−	118
Other	7	19
	464	987
	$629	$988

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

We expect the majority of our originations will be held on our balance sheet as a result of our capacity to do so coupled with the limited capability of our investment entities to currently acquire additional leases.  As a consequence, we expect that our commercial finance revenues will increase, offset, in part, by the continued reduction in acquisition and management fees we derive from our investment entities.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues: (1)
Finance revenues	$5,960	$2,350	$12,049	$10,398
Acquisition fees	−	103	−	1,327
Fund management fees	−	2,855	505	9,651
Equity in losses of unconsolidated partnerships	(326)	(284)	(575)	(1,614)
Other income	830	568	2,438	2,062
	$6,464	$5,592	$14,417	$21,824
Costs and expenses:
Wage and benefit costs	$3,395	$2,082	$8,508	$6,635
Other costs and expenses	1,148	2,430	4,662	7,183
Deferred initial direct costs and fees	(834)	−	(1,495)	−
	$3,709	$4,512	$11,675	$13,818

(1)
Total revenues include RCC servicing and origination fees of $0 and $144,000 for the three and nine months ended June 30, 2011, respectively, as compared to $139,000 and $287,000 for the three and nine months ended June 30, 2010, respectively.

Revenues – Three and Nine Months Ended June 30, 2011 as Compared to the
Three and Nine Months Ended June 30, 2010

Revenues increased by $872,000 (16%) and decreased by $7.4 million (34%) for the three and nine months ended June 30, 2011, respectively, as compared to the three and nine months ended June 30, 2010.  We attribute this decrease primarily to the following:

●
a $3.6 million and $1.7 million increase in finance revenues, respectively, primarily driven by increased average invested assets, which were $129.3 million for the three months ended June 30, 2011 as compared to $55.0 million for the prior year period.  This reflects the contribution of the RCC portfolio in January of 2011 in addition to our ongoing lease and loan originations.  We expect that our future finance revenues will continue to increase as we continue to originate new leases and loans;

●	a $103,000 and $1.3 million decrease in asset acquisition fees, respectively, due to the lack of asset acquisition capabilities at our managed investment partnerships;

●
a $2.9 million and $9.1 million decrease in fund management fees, respectively, due to waived fees.  Commencing December 1, 2009, we agreed to waive management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  Accordingly,  we waived $1.9 million and $6.4 million of fund management fees from these entities for the three and nine months ended June 30, 2011, respectively;

(Back to Index)

(Back to Index)

●
a $42,000 increase and $1.0 million decrease in equity losses, respectively.  The decrease in the equity losses for the nine months is primarily a result of a non-recurring gain realized upon the extinguishment of a debt facility at one of our managed investment partnerships; and

●	a $262,000 and $376,000 increase in other income, respectively, due principally to an increase in insurance fees and customer service charges.

Costs and Expenses – Three and Nine Months Ended June 30, 2011 as Compared to the
Three and Nine Months Ended June 30, 2010

Costs and expenses from our commercial finance operations decreased by $803,000 (18%) and $2.1 million (16%) for the three and nine months ended June 30, 2011, respectively, as compared to the three and nine months ended June 30, 2010.  We attribute these decreases primarily to the following:

●
a $1.3 million and $1.9 million increase in wage and benefit costs, respectively, primarily driven by a reduction in the amount of costs that we could allocate to our managed investment partnerships in fiscal 2011; which was more than offset by

●
a $1.3 million and $2.5 million decrease in other costs and expenses, respectively, reflecting reductions in credit costs and professional fees as well as our ongoing cost savings and consolidation efforts.

Results of Operations: Financial Fund Management

General.  We conduct our financial fund management operations principally through six separate operating entities:

●
Apidos Capital Management, LLC, or Apidos, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CDO issuers, managed accounts and a credit opportunities fund;

●
Trapeza Capital Management, LLC, or TCM, a joint venture between us and an unrelated third party, originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers and related partnerships.  TCM, together with the Trapeza CDO issuers and Trapeza partnerships, are collectively referred to as Trapeza;

●
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Chadwick Securities, Inc., or Chadwick, acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors;

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

(Back to Index)

(Back to Index)

The following tables set forth information relating to assets managed by us on behalf of institutional and individual investors, RCC and ourselves (in millions): (1)

	As of June 30, 2011
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$3,971	$	−	$3,971
Apidos (2)	2,717		2,720	5,437
Ischus	1,679		−	1,679
Other	86		27	113
	$8,453		$2,747	$11,200

	As of June 30, 2010
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$4,237	$	−	$4,237
Apidos	2,682		952	3,634
Ischus	1,815		−	1,815
Resource Europe (3)	373		−	373
Other	66		−	66
	$9,173		$952	$10,125

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

(2)	In February 2011, we entered into a services agreement to provide subadvisory collateral management and administration services for five CDO issuers managed by RCC.

(3)	In December 2010, we completed the sale of our management contract for REM I, assigned our collateral management rights and responsibilities and reduced our assets under management by $373.2 million.

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

Our financial fund management operations historically have depended upon our ability to sponsor CDO issuers and sell their CDOs.  Although we continue to manage and receive fees from CDO issuers that we formed and sponsored, we do not expect to sponsor any new CDO issuers in the immediate future.  Accordingly, we expect that the management fee revenues in this segment of our operations will remain stable or decline.

(Back to Index)

(Back to Index)

Apidos

We sponsored, structured and/or currently manage 16 CDO issuers for institutional and individual investors and RCC, which hold approximately $5.4 billion in bank loans at June 30, 2011, of which $2.7 billion are managed on behalf of RCC through eight CDO issuers.  In February 2011, we entered into a services agreement with a subsidiary of RCC to provide subadvisory collateral management and administration services for five CDO issuers which hold approximately $1.8 billion in bank loans.  We previously sponsored, structured and managed one CDO issuer holding international bank loans.  In December 2010, we completed the sale of our management contract for this CDO issuer.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2010 nor for the nine months ended June 30, 2011.  Incentive management fees are subordinated to debt service payments on the CDOs.

Trapeza

We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $4.0 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

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

We derive revenues from our Trapeza operations through base management fees.  Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the eligible collateral held by the CDO issuers.  These fees are shared with our co-sponsors.

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $56.9 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $29.0 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.7 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

(Back to Index)

(Back to Index)

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Fund management fees	$3,925	$3,894	$11,880	$11,767
RCC management fees	497	1,257	4,086	2,197
Introductory agent fees	819	1,940	4,336	5,289
Interest income on loans	−	860	−	860
Earnings from unconsolidated CDOs	180	565	769	1,692
Other	6	17	12	19
	5,427	8,533	21,083	21,824
Limited and general partner interests:
Fair value adjustments	(167)	(44)	113	2,555
Operations	(8)	(5)	(2)	(22)
Total limited and general partner interests	(175)	(49)	111	2,533
	$5,252	$8,484	$21,194	$24,357
Costs and expenses:
General and administrative expenses	$4,234	$6,464	$16,914	$15,646
Other	−	7	−	229
	$4,234	$6,471	$16,914	$15,875

In February 2011, the Company entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.8 billion in bank loans.  In connection with the services provided, RCC will pay the Company 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees collected.

Introductory agent fees that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from period to period.

Revenues – Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Revenues decreased $3.2 million (38%) to $5.3 million for the three months ended June 30, 2011.  We attribute the decrease primarily to the following:

●	a $31,000 increase in fund management fees, principally from the following:

–
a $224,000 increase in collateral management fees earned in connection with a services agreement with a subsidiary of RCC.  In February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDO issuers invested in bank loans;

–
a $195,000 increase in management and incentive fees earned on separate managed accounts.  We entered into investment management agreements for these managed accounts in June 2010 and October 2010 and, as such, no fees were earned during the prior year period; and

–
a $100,000 increase in advisory fees earned in connection with a consulting agreement with a third party to provide advisory services for a CDO issuer.  No advisory fees were earned for the prior year period as the agreement was not in effect until September 2010.

These increases were partially offset by:

–
a $489,000 decrease in collateral management fees from REM I.  In December 2010, we completed the sale of the management contract of this CDO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third-party.  As a result of this transaction, we no longer record any fees from REM I.

●
a $760,000 decrease in RCC management fees primarily due to a decrease in incentive management fees.  Incentive management fees for the three months ended June 30, 2011 totaled $155,000 as compared to $962,000 for the prior year period;

(Back to Index)

(Back to Index)

●
a $1.1 million decrease in introductory agent fees as a result of fees earned in connection with 37 structured security transactions with an average fee of $22,000 for the three months ended June 30, 2011 as compared to 27 structured security transactions with an average fee of $72,000 for the prior year period;

●
an $860,000 decrease in interest income on loans due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of the European CDO issuer we previously managed; and

●	a $385,000 net decrease in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage, primarily resulting from the sale of our equity interest in REM I.

Costs and Expenses – Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Costs and expenses of our financial fund management operations decreased $2.2 million (35%) for the three months ended June 30, 2011.  This decrease was primarily the result of an $875,000 decrease in legal and consulting fees, a  $765,000 decrease in commissions on structured security transactions and a $438,000 decrease related to a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted by Resource Capital Markets for RCC.  The decrease in legal and consulting fees relates to an unsuccessful bank transaction that occurred during the three months ended June 30, 2010.

Revenues – Nine Months Ended June 30, 2011 as Compared to the Nine Months Ended June 30, 2010

Revenues decreased $3.2 million to $21.2 million for the nine months ended June 30, 2011.  We attribute the decrease primarily to the following:

●	a $113,000 increase in management fees, principally from the following:

–
a $601,000 increase in management fees earned for the credit opportunities fund we manage, primarily from a $465,000 increase in incentive fees earned based on exceeding certain investor hurdle returns;

–
a $571,000 increase in collateral management fees earned in connection with a services agreement.  In February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDO issuers invested in bank loans;

–
a $363,000 increase in management and incentive fees earned on separate managed accounts.  We entered into investment management agreements for these managed accounts in June 2010 and October 2010 and, as a result, no such fees were earned during the prior year period;

–
a $267,000 increase in advisory fees earned in connection with a consulting agreement with a third party to provide advisory services for a CDO issuer.  No such fees were earned during the prior year period since this agreement was entered into in September 2010; and

–	a $245,000 decrease in our share of expenses for the management of TCM and Trapeza Management Group, LLC, primarily due to a decrease in legal fees which increased net fees received.

These increases were partially offset by:

–
a $1.7 million decrease in collateral management fees from REM I.  In December 2010, we sold the management contract of this CDO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third party.  As a result of this transaction, we no longer record any fees from REM I; and

–
a $250,000 decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated.

●
a $1.9 million increase in RCC management fees primarily due to an increase in incentive management fees.  Incentive management fees for the nine months ended June 30, 2011 include a $2.9 million fee earned by Resource Capital Markets for managing a trading portfolio on behalf of RCC as compared to $438,000 for the prior year period.  This increase was partially offset by a $751,000 decrease in incentive management fees earned by our Apidos operations;

●
a $953,000 decrease in introductory agent fees as a result of fees earned in connection with 115 structured security transactions with an average fee of $38,000 for the nine months ended June 30, 2011 as compared to 67 structured security transactions with an average fee of $79,000 for the prior year period;

●
an $860,000 decrease in interest income on loans due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of the European CDO issuer we previously managed;

●
a $923,000 net decrease in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage, primarily resulting from the sale of our equity interest in REM I; and

(Back to Index)

(Back to Index)

●	Limited and general partner interests − fair value adjustments:

–
during the nine months ended June 30, 2010, we (along with the co-manager of the general partners), repurchased substantially all the remaining limited partner interests in two Trapeza partnerships that reduced our clawback liability for which we recorded a gain of $2.3 million. There was no adjustment for the nine months ended June 30, 2011; and

–
during the nine months ended June 30, 2011 and 2010, we recorded $113,000 and $293,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses –Nine Months Ended June 30, 2011 as Compared to the Nine Months Ended June 30, 2010

Costs and expenses of our financial fund management operations increased $1.0 million (7%) for the nine months ended June 30, 2011.  This increase was principally due to a $2.8 million increase in wages and benefits, primarily related to a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted by Resource Capital Markets for RCC, and a $316,000 severance charge related to our European operations in connection with the sale of the management contract of REM I.  These increases were partially offset by a $1.1 million decrease in legal and consulting fees, a $741,000 decrease in commissions on structured security transactions, and a $200,000 decrease in equity compensation expense on previously awarded RCC restricted stock and options.  The decrease in legal and consulting fees relates to an unsuccessful bank transaction that occurred in the prior year period.

Results of Operations: Other Costs and Expenses

General and Administrative Costs

General and administrative costs were $2.6 million and $8.6 million for the three and nine months ended June 30, 2011, respectively, a decrease of $332,000 (11%) and $519,000 (6%) as compared to $2.9 million and $9.1 million for the three and nine months ended June 30, 2010, respectively.  The decrease primarily reflects the reduction in the amortization of restricted stock and stock option grants issued to our employees, reflecting the lower compensation costs due to the lower prices of the underlying Company common stock as compared to previous years.

Gain (Loss) on the Sale of Leases and Loans

For the three and nine months ended June 30, 2011, we had net gains of $94,000 and $357,000, respectively, on the sale of leases and loans as compared to net losses of $7.2 million and $7.7 million for the three and nine months ended June 30, 2010, respectively.  During the three month periods ended June 30, 2010 and December 2009, as part of the required paydowns of our commercial finance secured warehouse facility, we sold approximately $111.0 million and $7.2 million of leases and loans for which we recorded losses of $7.1 million and $610,000, respectively..

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment and by category of financing receivable (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Commercial finance:
Receivables from managed entities	$2,380	$777	$5,956	$777
Leases, loans and future payment card receivables	314	651	974	2,587
Real estate:
Receivables from managed entities	782	−	871	−
Investment in loans	−	−	−	49
Financial fund management	−	−	−	1
	$3,476	$1,428	$7,801	$3,414

We have estimated, based on projected cash flows, that two of the commercial finance funds and one of the real estate partnerships that we sponsored and manage will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded a $3.2 million and $6.8 million provision for the three and nine months ended June 30, 2011, respectively, as compared to $777,000 recorded in the three and nine months ended June 30, 2010.
(Back to Index)

(Back to Index)

Depreciation and Amortization

Depreciation and amortization expense was $3.2 million and $7.2 million for the three and nine months ended June 30, 2011, respectively, an increase of $1.2 (58%) and $612,000 (9%) as compared to $2.0 million and $6.6 million for the three and nine months ended June 30, 2010, respectively.  The increase for the three and nine months ended June 30, 2011 primarily reflect $1.5 million and $1.7 million increases in depreciation, respectively, relating to the additional $25.3 million of operating leases held by our commercial finance segment.  These increases were offset, in part, by a $154,000 and $529,000 decrease in depreciation of property and equipment for the three and nine months ended June 30, 2011, respectively.  In addition, in the three and nine months ended June 30, 2010, we had $204,000 and $602,000 in amortization of customer lists which were deemed to be impaired and fully amortized during fiscal 2010.

Interest Expense

Interest expense was $4.3 million and $10.8 million for the three and nine months ended June 30, 2011, respectively, an increase of $772,000 (22%) and a decrease of $380,000 (3%) as compared to $3.5 million and $11.2 million for the three and nine months ended June 30, 2010, respectively.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Commercial finance	$2,578	$1,825	$5,699	$6,073
Corporate	1,433	1,401	4,301	4,321
Real estate	265	277	812	795
Financial fund management	−	1	−	3
	$4,276	$3,504	$10,812	$11,192

Facility utilization and issuance of senior notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended				Nine Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
Corporate – secured credit facilities and term note:
Average borrowings		$11.9		$17.1		$12.8		$19.3
Average interest rates		6.0%		7.0%		6.6%		7.5%

Corporate – Senior Notes:
Average borrowings		$18.8		$18.8		$18.8		$18.8
Average interest rates		12.0%		12.0%		12.0%		12.0%

Commercial finance – secured credit facility:
Average borrowings		$58.2	$	−		$26.0	$	−
Average interest rates		4.0%		−%		4.0%		−%

Commercial finance – bridge loan:
Average borrowings	$	−	$	−		$11.7	$	−
Average interest rates		−%		−%		6.7%		−%

Commercial finance – term securitization:
Average borrowings		$84.6	$	−		$57.7	$	−
Average interest rates		5.2%		−%		5.4%		−%

Commercial finance – terminated secured credit facility:
Average borrowings	$	−		$60.0	$	−		$103.0
Average interest rates		−%		5.6%		−%		4.9%

(Back to Index)

(Back to Index)

Interest expense incurred by our commercial finance operations increased by $753,000 (41%) and decreased by $374,000 (6%) for the three and nine months ended June 30, 2011, respectively.  The increase for the three months ended June 30, 2011 reflects the $82.8 million increase in weighted average borrowings as compared to the prior year period.  In the January 2011 LEAF transaction, we consolidated $96.1 million of equipment backed notes, net of discounts, and obtained a $110.0 revolving credit facility from Guggenheim, replacing the $21.8 million short-term bridge financing that matured in February 2011. The decrease for the nine months ended June 30, 2011 primarily reflects the decrease in average borrowings of $7.6 million due to the decreased borrowing capacity of LEAF Financial prior to the formation of LEAF.

Gain on Sale of Management Contract

In December 2010 we sold the management contract of REM I for a gain of $6.5 million.

Gain on Extinguishment of Servicing and Repurchase Liabilities

In conjunction with the formation of LEAF in January 2011, we reversed the servicing and repurchase liabilities recorded in fiscal 2010 related to certain lease and loan sales to RCC, and recognized a gain of $4.4 million.

Gain (Loss) of Investment Securities, Net

In December 2010, we received proceeds of $2.9 million from the sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.  In addition, we sold 20,400 and 65,125 of our shares of The Bancorp, Inc. (“TBBK”) during the three and nine months ended June 30, 2011, and recognized gains of $57,000 and $153,000, respectively.  We did not sell any investment securities during the prior year periods.

Income Taxes

 Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 57% and 38% for the three and nine months ended June 30, 2011, respectively, compared to 18% and 38% for the three and nine months ended June 30, 2010, respectively.  Although the tax rate for the nine months ended June 30, 2011 has remained consistent, the tax rate for the three months ended June 30, 2011 has increased primarily due to the greater impact of permanent tax adjustments in relation to anticipated pre-tax earnings for fiscal 2011.

Currently, we project our effective tax rate to be between 31% and 38% for the remainder of fiscal 2011.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  We take certain of these and other factors, including our history of pre-tax earnings, into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations.  We are currently undergoing a New York State income tax examination for fiscal years 2007 - 2009.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2007 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2005.

Net (Income) Loss Attributable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts attributable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Commercial finance – RCC investment (1)	$(1,016)	$	−	$(1,812)	$	−
Commercial finance – management, net of tax of $235, $695, $778 and $1,200 (2)	540		1,290	1,616		2,224
Real estate – minority holder (3)	(27)		(15)	$35		41
Other	−		−	−		8
	$(503)		$1,275	$(161)		$2,273

(1)
In the formation of LEAF, RCC received 3,621 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share.  The warrants were recorded as a discount to the preferred stock and are being amortized over the five-year term of the warrants.

(Back to Index)

(Back to Index)

(2)
Senior commercial finance executives held a 14.1% interest in LEAF Financial as of June 30, 2010, which in January 2011 was exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis assuming the exercise of warrants outstanding for the purchase of LEAF common stock).

(3)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

Liquidity and Capital Resources

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions which continue to result in reduced financing availability.  We also may seek to obtain liquidity through the disposition of non-strategic investments, including our legacy real estate portfolio.

At June 30, 2011, our liquidity consisted of two primary sources:

●	cash on hand of $28.6 million and

●
cash generated from operations, including asset and property management fees as well as payments received on leases and loans, sales of equipment and the continued resolution of our real estate legacy portfolio.

In June 2011, we received net proceeds of approximately $16.6 million upon the sale of a building in Washington, DC by its owner in which we owned a 25% interest, recognizing a $7.6 million gain on the transaction.  As required by our corporate loan agreement with TD Bank, we used $3.0 million of the proceeds to pay down our term note with TD Bank.

In April 2011, Wells Fargo Lender Finance (“Wells”) joined as a participant in our commercial finance revolving senior debt facility arranged and managed by Guggenheim Securities.  This additional $60.0 million commitment from Wells was used by LEAF to fund new lease originations.

The mortgage on a hotel property we own in Savannah, GA is secured by the property.  On August 5, 2011, we refinanced the property, which extends the maturity for 10 years.

In March 2011, we extended the maturity of our corporate credit facility with TD Bank from October 15, 2011 to August 31, 2012 and increased the availability on the line from $12.9 million to $14.5 million, consisting of a $5.0 million term loan and a $9.5 million revolving loan component.  There was $1.5 million of availability on this line as of June 30, 2011. In addition, we obtained a new credit facility with Republic First Bank for $3.5 million, all of which is available at June 30, 2011.

We may defer or discount our fees from investment entities based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.  Based on changes in the projected cash flows of two of our managed commercial finance partnerships, we determined that we will not be able to collect our management fees and, accordingly, we recorded a provision of $2.4 million and $6.0 million for the three and nine months ended June 30, 2011, respectively.

Our legacy portfolio at June 30, 2011 consisted of one loan and five property interests.  To the extent we are able to dispose of these assets, we will obtain additional liquidity.  The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions.  We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.

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
(Back to Index)

(Back to Index)

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2011 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Recourse to RAI:
Other debt (1)	$35,320	$2,042	$20,107	$2,252	$10,919
Capital lease obligations (1)	151	88	63	−	−
Secured credit facilities (1)	7,493	2,000	5,493	−	−
Operating lease obligations	12,887	2,432	3,514	2,644	4,297
Other long-term liabilities	9,988	2,818	2,898	1,438	2,834
	$65,839	$9,380	$32,075	$6,334	$18,050
Non-recourse to RAI:
Commercial finance - notes (2)	154,827	22,863	54,817	36,117	41,030
Total contractual obligations	$220,666	$32,243	$86,892	$42,451	$59,080

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2011; less than 1 year: $3.5 million; 1-3 years:  $2.3 million; 4-5 years:  $1.4 million; and after 5 years: $1.5 million.

(2)
Not included in the table above are estimated interest payments at rates in effect at June 30, 2011; less than 1 year:  $8.7 million; 1-3 years: $9.9 million; 4-5 years; $2.8 million; and after 5 years: $−.

			Amount of Commitment Expiration Per Period
	Total		Less than 1 Year		1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$	−	$	−	$	−	$	−	$	−
Standby letters of credit		803		803		−		−		−
Total commercial commitments		$803		$803	$	−	$	−	$	−

Broker-Dealer Capital Requirement.  Chadwick Securities, Inc., a subsidiary of ours, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Chadwick serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us and RCC.  As a broker-dealer, Chadwick is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of June 30, 2011 and September 30, 2010, respectively.  As of June 30, 2011 and September 30, 2010, Chadwick’s net capital was $418,000 and $393,000, respectively, which exceeded the minimum requirements by $318,000 and $277,000, respectively.

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability was $1.2 million at June 30, 2011 and September 30, 2010.

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

(Back to Index)

(Back to Index)

In July 2011, we entered into an agreement with one of the TIC programs we sponsored and manage.  This agreement requires us to fund up to $1.5 million for capital improvements for the TIC property over the next two years.  In anticipation of this agreement, we advanced funds totaling $268,000 as of June 30, 2011.

We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of June 30, 2011, except for the clawback liability recorded for the two Trapeza entities and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

The following analyzes the potential impact of a hypothetical change in interest rates as of June 30, 2011.  Our analysis does not consider other possible effects that could impact our business.

Corporate

At June 30, 2011, we have two secured revolving credit facilities and one term loan for general business use.  Weighted average borrowings on these facilities were $12.8 million for the nine months ended June 30, 2011 at an interest rate of 6.6% on outstanding borrowings.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $89,000.

Our $18.8 million of 12% Senior Notes are at a fixed rate of interest and are, therefore, not subject to interest rate fluctuation.

Commercial Finance

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt.

At June 30, 2011, we had commercial finance debt outstanding of $150.0 million, of which $70.0 million is at a variable interest rate.  Accordingly, to mitigate interest rate risk on the variable rate debt, we employed a hedging strategy using derivative financial instruments such as interest rate swaps, which effectively fixed the interest rate on this facility at 4.84% on a weighted average basis.  At June 30, 2011, the notional amounts of our two interest rate swaps were $57.0 million. The interest rate swap agreements terminate on March 15, 2015.

(Back to Index)

(Back to Index)

The following sensitivity analysis table shows the estimated impact of changes in interest rates on the fair value of our interest rate-sensitive investments and liabilities at June 30, 2011, gross of accrued interest of $22,000, assuming that rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments:
Fair value	(891)	(190)	697
Change in fair value	(701)		887
Change as percent of fair value	369%		467%

It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our partners.

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

Changes in Internal Control Over Financial Reporting

Other than the changes discussed below that were made in the third fiscal quarter of 2011, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, management identified various remedial steps to be implemented with respect to an identified material weakness relating to our deferred income tax reporting.  We designed our remediation efforts, as outlined in the Annual Report, to address the material weakness identified by management and to strengthen our internal control over financial reporting.  Through June 30, 2011, we have taken the following steps to address the material weakness and to improve our internal control over financial reporting, as follows:

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

10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (9)

10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (10)

10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (11)

10.1(j)	Ninth Amendment to Loan and Security Agreement, dated December 14, 2010, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (12)

10.1(k)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (14)

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (9)

10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (9)

10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (9)

10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (9)

10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (9)

10.7	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

(Back to Index)

(Back to Index)

101.ins	Instance Document (xml)

101.sch	XBRL Taxonomy Extension Schema Document (xsd)

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document (cal)

101.lab	XBRL Taxonomy Extension Label Linkbase Document (lab)

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document (pre)

101.def	XBRL Taxonomy Extension Definition Linkbase Document (def)

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 3, 2011 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 8, 2011	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: August 8, 2011	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer