Form 10-K
period 2011-09-30
RESOURCE AMERICA, INC.
filed 2011-12-13
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K
(Mark One)
☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2011) was approximately $36,833,000.

The number of outstanding shares of the registrant’s common stock on December 1, 2011 was 19,504,693 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Commission in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

Back to Index

Back to Index

PART I

ITEM 1.	BUSINESS.

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors.”  These risks and uncertainties could cause actual results and financial position to differ materially from those anticipated in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.  We make references to the fiscal years ended September 30, 2011, 2010 and 2009 as fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

General

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management subsidiaries.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of September 30, 2011, we managed $13.3 billion of assets.

           We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential).  In our commercial finance operations, we have focused on originating small and middle-ticket equipment leases and commercial loans secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans and asset-backed securities, or ABS.

      In January 2011, we contributed the leasing origination and servicing business platform of LEAF Financial Corporation, or LEAF Financial, into a new subsidiary, LEAF Commercial Capital, Inc., or LEAF, to facilitate outside investment into the leasing business platform.  We obtained a contemporaneous investment in LEAF from Resource Capital Corp (NYSE: RSO), or RCC, a publicly-traded real estate investment trust, or REIT, that we manage, and a revolving securitized leasing warehouse facility with an independent third-party, Guggenheim Securities LLC and its affiliate, or Guggenheim. LEAF Financial will continue the asset management business by managing our commercial finance leasing partnerships.  Subsequent to our fiscal year end, on November 16, 2011, we obtained an additional outside investment in LEAF by a third-party private equity firm, which we refer to as the November 2011 LCC Transaction.  As a result of this outside investment, our equity interest in LEAF was reduced from 78.7% to 15.7% (on a fully diluted basis).  Accordingly, we have determined that we no longer control LEAF and, effective with that investment, have deconsolidated it for financial reporting purposes.  On a go-forward basis, our investment in LEAF will be accounted for under the equity method of accounting.

We have developed and manage public and private investment entities, REITs and, historically, collateralized debt obligation, or CDO, issuers.  Our funds are marketed principally through an extensive broker-dealer/financial planner network that we have developed.  During fiscal 2011, we focused on developing investment opportunities in our real estate segment, specifically for Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT, which is seeking to obtain up to $750.0 million in investor funding.  Resource Real Estate Opportunity REIT commenced a public offering of its common stock for which we have raised $51.6 million in funds through September 30, 2011.

Back to Index

Back to Index

Assets Under Management

      As of September 30, 2011 and 2010, we managed assets in the following classes for the accounts of institutional and individual investors, RCC, and for our own account (in millions):

							September 30,
	September 30, 2011						2010
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$3,890	$	−	$	−	$3,890	$4,213
Bank loans (1)	2,704		2,814		−	5,518	4,037
Asset-backed securities (1)	1,576		−		−	1,576	1,689
Real properties (2)	607		120		29	756	601
Mortgage and other real estate-related loans (2)	15		827		19	861	956
Commercial finance assets (3)	393		−		192	585	878
Private equity and other assets (1)	87		31		−	118	70
	$9,272		$3,792		$240	$13,304	$12,444

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of our commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the equipment, and leases and notes financed by us.

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2011 (1)
Financial fund management	37	13	−	1
Real estate	2	8	6	5
Commercial finance	−	4	−	2
	39	25	6	8
As of September 30, 2010 (1)
Financial fund management	32	13	−	−
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	25	7	5

(1)	All of our operating segments manage assets on behalf of RCC.

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

Back to Index

Back to Index

Discounted Real Estate Operations.  RRE Opportunity REIT intends to purchase a diversified portfolio of U.S. commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage, including properties that may benefit from extensive renovations intended to increase their long-term values.  Through September 30, 2011, RRE Opportunity REIT raised an aggregate of $64.1 million, of which $51.6 million was through its public offering, acquired one property and eight real estate loans, foreclosed on three loans, and has received a discounted settlement payment on one loan.

In September 2007, we entered into a joint venture with an institutional partner that acquired a pool of eleven mortgage loans from the United States Department of Housing and Urban Development.  This portfolio was acquired at an overall discount of 51% to the approximately $75.0 million face value of the mortgage loans.  Through September 30, 2011, we have sold three of the mortgages, foreclosed on the properties underlying eight of the mortgage loans and sold six of the foreclosed properties.

In May 2008, we entered into a second joint venture, structured as a credit facility, with the same institutional investor, that makes available up to $500.0 million to finance the acquisition of distressed properties and mortgage loans and that has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  On December 1, 2009, we sold our interest in this joint venture to RCC at its book value, while retaining management of the assets and continue to receive fees in connection with the acquisition, investment management and disposition of new assets acquired.  Through September 30, 2011, this joint venture had acquired 18 distressed loans and two properties for an aggregate of $163.7 million and has foreclosed on 10 of the loans and sold three of the properties.

We record quarterly asset management fees from our joint ventures with an institutional partner which range from 0.83% to 1% of the gross funds invested in distressed real estate loans and assets.  We recognize these fees monthly.

Real Estate Investment Entities.  Since 2003, we have sponsored and manage 18 real estate investment entities (two of which have since been merged into a single entity and excluding the two real estate CDOs we sponsored and manage for RCC) having raised a total of $319.3 million in investor funds.  Through September 30, 2011, these entities have acquired interests in 42 multifamily apartment complexes comprising 10,734 units at a combined acquisition cost of $581.0 million, including interests owned by third parties and excluding properties sold.

We receive acquisition and debt placement fees from the investment entities in their acquisition stage.  These fees, in the aggregate, have ranged from 1% to 2% of the net purchase price of properties acquired and 0.5% to 5% of the debt financing in the case of debt placement fees.  In their operational stage, we receive property management fees of 4.5% to 5% of gross revenues.

Additionally, we record an annual investment management fee from our investment partnerships equal to 1% of the gross offering proceeds of each partnership for our services.  We record an annual asset management fee from our TIC programs equal to 1% to 2% of the gross revenues from the property in connection with our performance of our asset management responsibilities.  We record an annual asset management fee from one limited liability company equal to 1.5% of the gross revenues of the underlying properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.

Resource Capital Corp.  As of September 30, 2011, our real estate operations managed approximately $827.2 million of commercial real estate loan assets, including $676.7 million held in CDOs we sponsored in which RCC holds the equity interests and $119.9 million of property interests on behalf of RCC.  We discuss RCC in more detail in “− Resource Capital Corp.,” below.

Resource Residential.  Our internal property management division, Resource Real Estate Management, Inc., or Resource Residential, has provided us with a source of stable revenues for our real estate operations.  Furthermore, we believe that having direct management control over the properties in our investment programs has not only enabled us to enhance their profitability, but also provides us with a competitive edge in marketing our funds by distinguishing us from other sponsors of real estate investment funds.  As of September 30, 2011, our property management division manages 37 fund multifamily properties in nine states, 16 distressed/value-added properties in eight states and one commercial property.  In total, Resource Residential manages 54 properties in 14 states.

Legacy Portfolio of Loan and Property Interests.  Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties.  Since 1999, management has focused on resolving and disposing of these assets.  At September 30, 2011, the remaining legacy portfolio consisted of one loan with a book value of $933,000 and five property interests with a book value of $17.5 million.

Back to Index

Back to Index

Financial Fund Management

      General.  We conduct our financial fund management operations primarily through six separate operating entities:

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

●
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, Inc., or Resource Securities, (formerly Chadwick Securities, Inc.), acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

●	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RCC under a management agreement between us, RCM and RCC.

We derive revenues from our existing financial fund management operations through management fees.  We are also entitled to receive distributions on amounts we have invested directly in CDOs or in limited partnerships we formed that purchased equity in the CDO issuers we sponsored.  Our CDO management fees generally consist of base and subordinated management fees.  For the Trapeza CDO issuers we sponsored and manage, we share base management fees with our co-sponsors.  For CDO issuers we sponsored and manage on behalf of RCC, we receive fees directly from RCC pursuant to our management agreement in lieu of asset management fees from the CDO issuers.  We describe the management fees we receive from RCC in “− Resource Capital Corp” below.  Base management fees generally are a fixed percentage of the aggregate principal balance of eligible collateral held by the CDO.  Our base management fees range from 0.01% to 0.25% of a managed CDO’s assets.  Subordinated management fees are also a percentage of the aggregate principal balance of eligible collateral held by the CDO, and range from 0.04% to 0.40%, but typically are subordinated to debt service payments on the CDOs.  The management fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuer.

Additionally, we record fees for managing the assets held by the partnerships we have sponsored and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.

CDOs.  In our CDO management operations, we expect that we will continue to focus on managing the assets of our existing CDOs in fiscal 2012.  While we will also seek opportunities to manage additional assets where we can use our existing financial fund management platform and personnel with little or no equity investment exposure, we cannot assure you that such opportunities will arise.

As of September 30, 2011, our financial fund management operations have sponsored and/or manage 37 CDO issuers (eight of which we manage on behalf of RCC) holding approximately $11.0 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDO Issuers	Assets Under Management (1)
			(in millions)
Trapeza (2)(3)	Trust preferred securities	13	$3,890
Apidos	Bank loans	16	5,509
Ischus (2)	RMBS/CMBS/ABS	8	1,576
		37	$10,975

(1)	Calculated as set forth in “Assets Under Management,” above.

(2)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of five Trapeza CDO issuers.

(3)	Through Trapeza, we own a 50% interest in an entity that manages 11 of the Trapeza CDO issuers and a 33.33% interest in another entity that manages two of the Trapeza CDO issuers.

Back to Index

Back to Index

      Resource Capital Corp.  As of September 30, 2011, our financial fund management operations manage $2.8 billion of bank loans on behalf of RCC, of which $2.6 billion are in Apidos CDOs we sponsored and manage and of which RCC holds the equity interests in three of these CDOs.  We discuss RCC in more detail in “ − Resource Capital Corp.,” below.

In October 2011, on behalf of RCC, we closed Apidos CLO VIII, a $317.6 million collateralized loan obligation, or CLO, for which we will receive asset management fees in the future.

Company-Sponsored Partnerships.  We sponsored, structured and currently manage eight investment entities for individual and institutional investors, seven of which invest in banks and other financial institutions and one of which has been organized as a credit opportunities fund.  At September 30, 2011, these partnerships held $86.8 million of assets.

Resource Capital Corp.

RCC, a publicly-traded REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets.  At September 30, 2011, we owned 2.5 million shares of RCC common stock, or approximately 3.2% of RCC’s outstanding common stock, and held options to acquire 2,166 shares (at an exercise price of $15.00 per share, which expire in March 2015).

We manage RCC through RCM.  At September 30, 2011, we managed a total of $3.8 billion of assets on behalf of RCC.  Under our management agreement with RCC, RCM receives a base management fee, incentive compensation, property management fees and a reimbursement for out-of-pocket expenses.  The base management fee is 1/12th of 1.50% of RCC’s equity per month.  The management agreement defines “equity” as, essentially, shareholders’ equity, subject to adjustment for non-cash equity-based compensation expense and non-recurring charges to which the parties agree.  The incentive compensation is 25% of (i) the amount by which RCC’s adjusted operating earnings (as defined in the agreement) of RCC (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (ii) an amount equal to (a) the weighted average of the price per share of RCC’s common shares in the initial offering by RCC and the prices per share of the common shares in any subsequent offerings of RCC, in each case at the time of issuance thereof, multiplied by (b) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted (i) to exclude events pursuant to changes in accounting principles generally accepted in the United States, or U.S. GAAP, or the application of U.S. GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RCC and the approval of a majority of RCC’s directors in the case of non-recurring or unusual transactions or events and (ii) by deducting any fees paid directly by RCC to our employees, agents and/or affiliates with respect to profits earned by a taxable REIT subsidiary of RCC (calculated as if such fees were payable quarterly) not previously used to offset incentive compensation.  RCM receives at least 25% of its incentive compensation in additional shares of RCC common stock and has the option to receive more of its incentive compensation in stock under the management agreement.  Beginning in February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.7 billion in bank loans whose management contracts RCC had acquired.  In connection with the services provided, RCC will pay us 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.  Prior to the formation of LEAF, we also received an acquisition fee of 1% of the carrying value of the commercial finance assets we sold to RCC.  For fiscal 2011, the management, incentive, servicing and acquisition fees we received from RCC across all of our operating segments were $12.3 million, or 14% of our consolidated revenues.

Commercial Finance

General.  In January 2011, we formed LEAF to conduct our equipment lease origination and servicing operations and to obtain outside equity and debt financing sources.  LEAF Financial retained the management of our four equipment leasing partnerships, which are subserviced by LEAF.  As a result of the equity and debt financing obtained in connection with LEAF’s formation and the additional equity and debt financing obtained in November 2011 (after the end of our 2011 fiscal year), we have determined that we no longer control LEAF and, effective with that investment, have deconsolidated it for financial reporting purposes.  On a go-forward basis, our investment in LEAF will be accounted for under the equity method of accounting.  See “Business- General”.  We retained the management of the four leasing partnerships and a 15.7% (fully diluted) equity interest in LEAF.

During fiscal 2011, we originated $105.8 million in commercial finance assets.  As of September 30, 2011, we managed a $585.4 million commercial finance portfolio, of which $389.0 million were on behalf of the four investment entities we sponsored and whose management we have retained and subserviced to LEAF.

Back to Index

Back to Index

Credit Facilities and Notes

As of September 30, 2011, we had two corporate credit facilities, one with TD Bank and the other with Republic Bank.

The TD Bank credit facility has two components, a revolving line of credit and a term note.  As of September 30, 2011, we had outstanding borrowings of $7.5 million with availability of $1.5 million under the line of credit, and borrowings of $1.3 million outstanding under the term note.  The current interest rate on the line and term note is, based on our election, at either (i) the prime rate of interest plus 2.25% (with a floor of 6%) or (ii) London Interbank Offered Rate, or LIBOR, plus 3% (with a floor of 6%).  In addition, we have a $503,000 letter of credit outstanding, which reduces our availability on the line of credit, and for which we are charged a 5.5% fee.  The line matures on August 31, 2012.  In November 2011, we extended the maturity of the line of credit to August 31, 2013 and we repaid the remaining outstanding balance of the term loan. As of December 1, 2011, there was $5.3 million outstanding on the line of credit and $1.7 million of availability.

Borrowings on the credit facility and term note are secured by a first priority security interest in specified assets and guarantees by certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of The Bancorp, Inc., or TBBK (NASDAQ: TBBK), common stock, and (iii) the pledge of 1,777,371 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.  Weighted average borrowings for fiscal 2011 and 2010 were $10.1 million and $17.8 million, respectively, at a weighted average borrowing rate of 6.6% and 7.4% and an effective interest rate (inclusive of amortization of deferred issuance costs) of 10.5% and 10.7%, respectively.

The term note required monthly principal payments of $150,000 until June 2011.  In June 2011, we completed the sale of a real estate asset and, as specified in the loan agreement, used $3.0 million of the proceeds to pay down principal on the term note.  As a result of this paydown, the required monthly principal payments were lowered to $50,000 beginning in July 2011.  Weighted average borrowings on the term note for fiscal 2011 were $1.7 million at a weighted average borrowing rate of 6.0%, and an effective interest rate (inclusive of amortization of deferred issuance costs) of 12.9%.

In February 2011, we entered into a new $3.5 million revolving credit facility with Republic First Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5% and matures on December 28, 2012.  The loan is secured by a pledge of 700,000 shares of RCC stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RCC shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RCC shares held in the pledged account.  At September 30, 2011, there were no borrowings under this facility and availability was $3.2 million.

In September and October 2009, we completed a private offering to certain senior executives and shareholders with the sale of $18.8 million of 12% senior notes due in September and October 2012, or the Senior Notes, with 5-year detachable warrants to purchase 3,690,195 shares (at a weighted average exercise price of approximately $5.11 per share).  The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009.  The Senior Notes are unsecured, senior obligations and are junior to our existing and future secured indebtedness.   We refinanced the Senior Notes in November 2011 through a partial redemption and modification.  We redeemed $8.8 million of the existing notes for cash and modified $10.0 million of notes to a 9% interest rate and extended the maturity to October 2013.

Due to the November 2011 LCC Transaction and resulting deconsolidation of LEAF, the following commercial finance credit facilities that were outstanding and reflected in our consolidated balance sheet as of September 30, 2011 will no longer be included commencing with our fiscal 2012 financial statements:

●	a $110.0 million secured revolving facility between Guggenheim and a wholly-owned subsidiary of LEAF;

●	a $10.0 million loan to LEAF by RCC ($6.9 million was outstanding as of September 30, 2011); and

●	$75.4 million of equipment contract-backed notes issued by a subsidiary of LEAF, LEAF Receivables Funding 3, LLC, or LRF3, to provide financing for leases and loans.

Back to Index

Back to Index

Asset Sourcing

Real Estate.  We maintain relationships with asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us.  We maintain offices in Philadelphia, New York, Denver and El Segundo, California that provide us with a national platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets.  We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on data generated by our $1.6 billion portfolio of assets under management.

Commercial Finance.  All commercial finance sourcing has been the responsibility of LEAF.  Although LEAF will no longer be a consolidated subsidiary effective November 2011, LEAF Financial will continue to manage our four leasing partnerships through LEAF as sub-servicer.

Employees

      As of September 30, 2011, excluding our property management team, we employed 327 full-time workers, an increase of 4 from 323 employees at September 30, 2010.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Commercial Finance(1)	Corporate/ Other
September 30, 2011
Investment professionals	106	38	27	39	2
Other	221	18	12	152	39
	327	56	39	191	41
Property management	410	410	−	−	−
Total	737	466	39	191	41

September 30, 2010
Investment professionals	101	32	30	37	2
Other	222	15	13	158	36
	323	47	43	195	38
Property management	333	333	−	−	−
Total	656	380	43	195	38

(1)	As a result of the November 2011 LCC Transaction, we will no longer have any commercial finance employees.

Operating Segments and Geographic Information

      We provide operating segment and geographic information about foreign operations in Note 25 of the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”  We provide additional narrative discussion of our operating segments in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission, or SEC.  Our internet address is http://www.resourceamerica.com.  We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are not incorporating by reference in this report any material from our website.

Back to Index

Back to Index

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

Our business as a specialized asset manager depends upon our ability to sponsor investment funds, raise sufficient equity capital and debt financing for these funds and to generate management fees by managing these funds and the assets they hold.  If we are unable to raise capital or obtain financing through these funds, we will not be able to increase our assets under management and, accordingly, increase our revenues from management fees.  Moreover, because many of our investment funds have limited terms, an inability to sponsor new investment funds could result in reduced assets under management and, accordingly, reduce our management fee revenues over time.  Our ability to raise capital and obtain financing through these funds depends upon numerous factors, many of which are beyond our control, including:

●	existing capital markets conditions which may affect interest rates, asset valuation and pricing, our ability to exit and realize value from investments and returns on assets;

●	market acceptance of the types of funds we sponsor and market perceptions about the types of assets which we seek to acquire for our funds;

●	the willingness or ability of investors to invest in long-term, relatively illiquid investments of the type we sponsor;

●	the performance of our existing funds relative to market performance generally and to the performance of similar types of funds;

●	the availability of qualified personnel to manage our funds;

●	the availability of suitable investments on acceptable terms in the types of assets and other assets that we seek to acquire for our funds; and

●	interest rate changes and their effect on both the assets we seek to acquire for our funds, and the amount, cost and availability of acquisition financing.

Under current market conditions, our ability to raise equity capital from both retail and institutional investors may not be at the same levels that we have achieved historically.  While we have sought to counteract this decline by sponsorship of RRE Opportunity REIT, we cannot assure you that it will succeed in doing so.

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

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets or seek new borrowings.  If the market value of assets securing an existing loan declines, the lender may reduce availability (if the loan is a line of credit), require us to post additional collateral or require us to paydown the loan so that it meets specified loan to collateral value ratios.  If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions which could result in losses and which could result in us failing our debt covenants.  Moreover, a decline in asset values could limit our ability to obtain financing in the amounts we seek or require us to provide more collateral to secure proposed financing.

Market changes, including changes in interest rates, may reduce the value of our assets, our returns on these assets and our ability to generate and increase our management fee revenues.

Market changes, including changes in interest rates, will affect the market value of assets we hold for our own account and our returns from such assets.  In general, as interest rates rise, the value of fixed-rate investments will decrease, while as interest rates fall, the return on variable rate assets will fall.  In addition, changes in interest rates may affect the value and return on assets we manage for our investment funds, thereby affecting both our management fees from those funds (and, in particular, any performance-based or incentive fees) as well as our ability to sponsor additional investment funds, which, in turn, may affect our ability to generate and increase our management fee revenues.

Back to Index

Back to Index

Increases in interest rates will increase our operating costs.

As of September 30, 2011, excluding credit facilities related to our commercial finance operations, we had two corporate credit facilities that were subject to variable interest rates.  We may seek to obtain other credit facilities depending upon capital markets conditions.  Any facilities that we may be able to obtain may also be at variable rates.  As a result, increases in interest rates on such credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition was financed by these facilities, or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses.

Changes in interest rates may impair the operating results of our investment funds and thereby impair our operating results.

The investments made by many of our funds are interest rate sensitive.  As a result, changes in interest rates could reduce the value of the assets held by those funds and the returns to investors, thereby impairing our ability to raise capital (see “- Our business depends upon our ability to sponsor, and raise debt and equity capital for, our investment funds,” above), reducing the management and other fees from those funds and reducing our returns on, and the value of, amounts we have invested in those funds.

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

We provide management services to our investment funds through management agreements, through our position as the sole or managing general partner of partnership funds, through our position as the operating manager of other fund entities, or combinations thereof.  Our arrangements are long-term, and frequently have no specified termination dates.  However, our management arrangements with, or our position as general partner or operating manager of, an investment fund typically may be terminated by action taken by the investors.  Upon any such termination, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected future revenues.

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

At September 30, 2011, our allowance for possible credit losses was $10.5 million on receivables from managed entities, primarily representing 17.5% of the book value of the receivables from our commercial finance and real estate managed funds. We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that any future provisions for credit losses that we may record will not be materially greater than those we have recorded to date.  Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.

Back to Index

Back to Index

Many of our assets are illiquid, and we may not be able to divest them in response to changing economic, financial and investment conditions.

Many of our assets, including those of VIEs included in our consolidated financial statements, do not have ready markets.  Moreover, we believe that the market for many of these assets, particularly real estate and CDO interests, has become more limited in the past several years due to recessionary and low growth economic conditions in the United States and elsewhere.  As a result, many of our portfolio assets are relatively illiquid investments.  We may be unable to vary our portfolio in response to changing economic, financial and investment conditions or to sell our investments on acceptable terms should we desire or need to do so.

We are subject to substantial competition in all aspects of our business.

Our ability to sponsor investment funds depends upon our access to various distribution systems of national, regional and local securities firms, and our ability to locate and acquire appropriate assets for our investment funds.  We are subject to substantial competition in each area.  In the distribution area, our investment funds compete with those sponsored by other asset managers, which are being distributed through the same networks, as well as investments sponsored by the securities firms themselves.  While we have been successful in maintaining access to these distribution channels, we cannot assure you that we will continue to do so.  The inability to have continued access to our distribution channels could reduce the number of funds we sponsor and assets we manage, thereby impeding and possibly impairing our revenues and revenue growth.

In acquiring appropriate assets for our investment funds, we compete with numerous public and private investment entities, commercial banks, investment banks and other financial institutions, as well as industry participants, in each of our separate asset management areas.  Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do.  Competition for desirable investments may result in higher costs and lower investment returns, and may delay our sponsorship of investment funds.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences.  We may reduce our deferred tax asset in the future if estimates of projected income or our tax planning strategies do not support the amount of the deferred tax asset or due to unanticipated changes in future tax rates.  If we determine that a valuation allowance of our deferred tax asset is necessary, we may incur a charge to earnings.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may be detrimental to our business.

We expect that the Dodd-Frank Act will have a significant impact on the financial services industry, and may particularly impact us with respect to increased compliance costs, hedging activities, our broker-dealer operations and, possibly, our ability to obtain financing to increase our assets under management or revenues.  Because much of the Dodd-Frank Act creates a framework through which regulatory reform will be promulgated, rather than providing regulatory reform itself, we cannot predict the magnitude of the effect that the Dodd-Frank Act will ultimately have on us.

Failure to maintain adequate infrastructure could impede our productivity and growth.

Our infrastructure, excluding our technological capacity, is important to our ability to conduct our operations.  Failure to maintain an adequate infrastructure and to adapt it to growth we may achieve could harm our business operations, revenue, growth and profitability.

Back to Index

Back to Index

Risks Relating to Particular Aspects of Our Real Estate, Financial Fund Management and Commercial Finance Operations

As a result of current conditions in the global credit markets, our ability to sponsor investment entities and increase our assets under management may be limited.

Our financial fund management business historically has consisted of the sponsorship and management of CDO issuers.  As a result of conditions in the global credit markets, sponsorship of new CDOs was impracticable in fiscal 2009 and 2010 and was constrained significantly in fiscal 2011.  Moreover, our ability to sponsor investment funds in our commercial finance and real estate segments is significantly affected by our ability to obtain financing for the funds and the assets they acquire.  Although in both fiscal 2010 and 2011 we were able to obtain financing necessary for us and our investment funds, we are aware that, in general, there has been a tightening of lending standards and a consequent reduction in credit availability.  We cannot assure you that we will be able to obtain new financing or refinance existing financing in the future on acceptable financial terms, or at all.  An inability to obtain financing could limit or eliminate our ability to sponsor investment entities and increase our assets under management and, accordingly, impair our ability to generate asset management fees.

We typically have retained some portion or all of the equity in the CDOs we sponsored.  CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO’s expenses.

We typically have retained some portion or all of the equity interest in CDOs we sponsored either directly or through limited partnership investments.  The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid.  However, there will be little or no income available to the CDO equity if covenants regarding the operations of a CDO (primarily relating to the value of collateral and interest coverage) are not met, or if there are excessive payment defaults, payment deferrals or rating agency downgrades with respect to the issuers of the underlying collateral, and there may be little or no amounts available to return our capital.  In that event, the value of our direct or indirect investment in the CDO’s equity, which for all CDOs was approximately $2.4 million at September 30, 2011, could decrease substantially or be eliminated.  In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.

In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.

As of September 30, 2011, a portion of our management fees is subordinated to the investors’ receipt of specified returns in 14 of the CDOs we manage.  In addition, with respect to RCC and nine of our investment entities, we receive incentive or subordinated compensation in addition to our base management fee, depending upon whether RCC or those partnerships achieve returns above specified levels.  During fiscal 2011 and 2010, we earned incentive and subordinated management fees from RCC and from 14 and 11 CDOs, respectively, which constituted 23% and 22%, respectively, of our aggregate management fee income for both periods.  The continuing recessionary condition in the national economy may result in the amount of incentive or subordinated management fee income we receive being reduced or possibly eliminated, and may cause these fees to be subject to high volatility.

Our real estate investment funds hold loans in their portfolios that are subject to a higher risk of loss than conventional mortgage loans.

The real estate investment funds that we have sponsored and manage, which we refer to as our RRE Funds, and from which we derive management and other fees, typically have loans in their portfolios that differ significantly from conventional mortgage loans.  In particular, these loans may:

●	be junior mortgage loans;

●	involve payment structures other than equal periodic payments that retire a loan over its term;

●	require the borrower to pay a large lump sum at loan maturity (which will depend upon the borrower’s ability to obtain financing or otherwise raise a substantial amount of cash at maturity); and

●	while producing income, not generate sufficient revenues to pay the full amount of debt service on the loan as originally structured.

As a result, these real estate loans may have a higher risk of default and loss than conventional mortgage loans, and may require the RRE Funds to become involved in expensive and time-consuming workouts, or bankruptcy, reorganization or foreclosure proceedings.

Back to Index

Back to Index

In addition, the principal or sole source of recovery for these real estate loans is typically the underlying property and, accordingly, the value of these loans, and the ability of the RRE Funds to collect loan payments will depend upon local, regional and national economic conditions, and conditions affecting the property specifically, including the cost of compliance with, and liability under environmental, health and safety laws, changes in interest rates and the availability of financing, casualty losses, the attractiveness of the property, the availability of tenants, the ability of tenants to pay rent, competition from similar properties in the area and neighborhood values.  Operating and other expenses of real properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.  Accordingly, the revenues we derive from the RRE Funds may be negatively impacted.

We will likely incur losses from our retention of the management of four equipment partnership funds.

In fiscal 2010, we transferred substantially all of our commercial finance operations to LEAF and, in November 2011, as a result of the November 2011 LCC Transaction, we deconsolidated LEAF, while retaining a minority interest in it.  However, we retained the obligation to manage four equipment leasing partnerships funds.  In connection therewith, we have entered into a subservicing agreement with LEAF to service the leases held by these funds.  Although we waived receipt of all future management fees, we are still obligated to pay subservicing fees to LEAF.

The amount of our equity investment in LEAF following the November 2011 LCC Transaction will be reduced to the extent of LEAF’s losses.

Following the November 2011 LCC Transaction and resulting deconsolidation of LEAF, the GAAP value of our retained interest in LEAF will be reduced by our equity in any losses subsequently incurred by LEAF.  We anticipate that LEAF will initially incur losses while it ramps up that business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Philadelphia, Pennsylvania:

      We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.  Certain of our financial fund management and certain real estate operations are also located in these offices.  Certain of our real estate and commercial finance operations are located in another office building at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania under a lease for 59,448 square feet that expires in August 2013.  In addition, we lease 21,554 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, which is primarily sublet to Atlas Energy, L.P., an affiliated entity.  This lease, which expires in May 2013, is in an office building in which we own a 5% equity interest.

New York, New York:

      We maintain additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.  We sublease a portion of this office space to The Bancorp, Inc.

Other Locations:

      Our commercial finance operations own a 29,500 square foot building at 1720A Crete Street, Moberly, Missouri.  In addition, we maintain various office leases in the following cities:  Omaha, Nebraska; El Segundo and Tustin, California; and Denver, Colorado.

We also lease office space in London, England.

As of September 30, 2011, we believe that the properties we lease are suitable for our operations and adequate for our needs.

Back to Index

Back to Index

ITEM 3.	LEGAL PROCEEDINGS.

      In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants – investment banks, rating agencies, collateral managers, including Trapeza Capital Management, LLC, or TCM, and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc.  The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment.  First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza), fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations.  Specifically, with respect to Trapeza, First Community alleges that it purchased $20 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan.  Trapeza believes that none of First Community’s claims have merit and intends to vigorously contest this action.

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
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low sale prices as reported by NASDAQ on a quarterly basis for our last two fiscal years:

	As Reported
	High	Low
Fiscal 2011
Fourth Quarter	$6.25	$4.39
Third Quarter	$6.43	$5.87
Second Quarter	$7.18	$6.18
First Quarter	$6.86	$5.75

Fiscal 2010
Fourth Quarter	$5.68	$3.59
Third Quarter	$6.30	$3.59
Second Quarter	$5.39	$3.81
First Quarter	$5.17	$3.69

As of December 1, 2011, there were 19,504,693 shares of common stock outstanding held by 320 holders of record.

We have paid regular quarterly cash dividends since the fourth quarter of fiscal 1995.  Commencing with the dividend payable in the first quarter of fiscal 2006, we increased our quarterly dividend by 20% to $0.06 per common share and, beginning with the dividend payable in the first quarter of fiscal 2007 and continuing to the second quarter of fiscal 2009, we further increased our quarterly dividend by 17% to $0.07 per common share.  In the third quarter of fiscal 2009, we reduced the dividend to $0.03 per common share, a decrease of 57%, in part due to the impact on us of the volatility and reduction in liquidity in the global credit markets. We have continued to declare a $0.03 quarterly dividend through the remainder of fiscal 2009 and for fiscal 2010 and 2011.

Until the remaining $10.0 million of outstanding Senior Notes are paid in full (due in 2013), retired or repurchased, we cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all the holders of the senior notes unless basic earnings per share from continuing operations from the preceding fiscal quarter exceeds $0.25 per share.

There are no restrictions imposed on the declaration of dividends under our credit facilities.

Back to Index

Back to Index

Securities Authorized for Issuance under Equity Compensation Plans

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,766,337	$8.93	796,148

Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the quarter ended September 30, 2011 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2011	−	$	−	−	$20,000,000
August 1 to August 31, 2011	−	$	−	−	$20,000,000
September 1 to September 30, 2011	51,600		$4.67	51,600	$19,759,000
Total	51,600		$4.67	51,600

(1)	The average price per share as reflected above includes broker fees/commissions.

      In December 2010, the Board of Directors approved a new share repurchase program under which we may buy up to $20.0 million of our outstanding common stock.  Through December 1, 2011, we have repurchased a total of 207,889 shares at an aggregate cost of $1.0 million (or an average cost of $4.73 per share) under this program.  In December 2010, the Board of Directors also terminated the previous share repurchase program.

Back to Index

Back to Index

Performance Graph

      The following graph assumes that $100 was invested on October 1, 2006 in our common stock, or in the indicated index, and that all cash dividends were reinvested as received.  The cumulative total stockholder return on our common stock is then compared with the cumulative total return of two other stock market indices, the NASDAQ United States Composite and the NASDAQ Financial 100.

Comparison of Five Year Cumulative Total Return*

Back to Index

Back to Index

ITEM 6.	SELECTED FINANCIAL DATA.

      The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.  We derived the selected consolidated financial data for each of the fiscal years ended September 30, 2011, 2010 and 2009, and as of September 30, 2011 and 2010 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.  We derived the selected financial data for the fiscal years ended September 30, 2008 and 2007 and as of September 30, 2009, 2008 and 2007 from our consolidated internal financial statements for those periods.  The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the Years Ended September 30,
	2011	2010	2009	2008	2007
Statement of operations data:
Revenues:
Real estate	$38,380	$31,911	$25,417	$31,519	$22,987
Financial fund management	25,841	33,140	33,344	27,536	63,089
Commercial finance	21,795	23,677	48,767	93,016	40,124
Total revenues	$86,016	$88,728	$107,528	$152,071	$126,200
(Loss) income from continuing operations	$(5,227)	$(17,297)	$(16,090)	$(29,949)	$7,211
(Loss) income from discontinued operations, net of tax	(2,202)	622	(444)	(1,299)	(1,558)
Net (loss) income	(7,429)	(16,675)	(16,534)	(31,248)	5,653
Less: Net (income) loss attributable to noncontrolling interests	(799)	3,224	1,603	5,005	(1,957)
Net (loss) income attributable to common shareholders	$(8,228)	$(13,451)	$(14,931)	$(26,243)	$3,696

Basic (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.31)	$(0.74)	$(0.78)	$(1.40)	$0.30
Discontinued operations	(0.11)	0.03	(0.03)	(0.07)	(0.09)
Net (loss) income	$(0.42)	$(0.71)	$(0.81)	$(1.47)	$0.21

Diluted (loss) earnings per share attributable to common shareholders:
Continuing operations	$(0.31)	$(0.74)	$(0.78)	$(1.40)	$0.27
Discontinued operations	(0.11)	0.03	(0.03)	(0.07)	(0.08)
Net (loss) income	$(0.42)	$(0.71)	$(0.81)	$(1.47)	$0.19

Dividends declared per common share	$0.12	$0.09	$0.20	$0.28	$0.27

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(6,026)	$(14,073)	$(14,487)	$(24,944)	$5,254
Discontinued operations	(2,202)	622	(444)	(1,299)	(1,558)
Net (loss) income	$(8,228)	$(13,451)	$(14,931)	$(26,243)	$3,696

Balance sheet data:
Total assets	$422,506	$233,842	$373,794	$757,297	$955,328
Borrowings	$222,659	$66,110	$191,383	$554,059	$706,372
Total equity	$157,728	$129,084	$140,141	$146,343	$191,918

Back to Index

Back to Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

Overview

We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  Assets under management have grown from $7.1 billion at September 30, 2005 to $13.3 billion at September 30, 2011.

We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential).  In our commercial finance operations, we focus on originating small and middle-ticket equipment leases and commercial loans secured by business-essential equipment, including technology, commercial and industrial equipment and medical equipment.  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans and ABS.

As a specialized asset manager, we are affected by conditions in the financial markets and, in particular, the continued volatility and reduced liquidity in the global credit markets which have reduced our revenues from, and the values of, many of the types of financial assets which we manage or own and have reduced our ability to access debt financing for our operations.

In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage.  We expect to continue to expand this business by raising investor funds through our retail broker channel for investment programs, principally through RRE Opportunity REIT. We also continue to monetize our legacy real estate portfolio.  In conjunction with the June 2011 sale by the owner of a building in Washington, DC in which we owned a 25% interest, we received net proceeds of $17.4 million (including $800,000 that was released from escrow in October 2011) and recorded a gain on our investment of $8.4 million.

      In January 2011, we contributed the leasing origination and servicing business platform of LEAF Financial into LEAF to facilitate outside investment into the leasing business platform.  LEAF will continue its focus on underwriting and originating small ticket and middle ticket equipment leases and commercial loan contracts.  LEAF Financial will continue the asset management business by managing our commercial finance leasing partnerships.  In the formation of LEAF, Resource Capital Corp. (NYSE: RSO), or RCC, invested $36.2 million of capital in the form of preferred stock.  A portion of RCC’s investment consisted of the contribution of the leases and loans it had previously acquired from LEAF Financial.  In addition, Guggenheim Securities, LLC, or Guggenheim, arranged a new financing facility for LEAF of up to $200.0 million in revolving senior debt to fund new originations.  In conjunction with the contribution of the RCC portfolio, LEAF Financial reversed the servicing and repurchase liabilities it recorded in fiscal 2010 on certain lease and loan sales to RCC, and recognized a gain of $4.4 million.

Subsequent to our fiscal year end, on November 16, 2011, we obtained an additional outside investment in LEAF by a third-party private equity firm.  As a result of that investment, our equity interest in LEAF is 15.7% on a fully diluted basis.  Accordingly, we determined that we no longer control LEAF and, effective with that investment, we have deconsolidated it for financial reporting purposes.  On a go-forward basis, we will reflect our investment in LEAF on the equity method basis of accounting.

Since fiscal 2010, we have waived our management fees from our four sponsored and managed commercial finance investment funds due to their reduced equity distributions to their partners caused by the impact of the recession on the cash flow of these entities.  For fiscal 2011 and 2010, we have waived $8.1 million and $3.8 million, respectively, in fees.  We have waived all future management fees, which will reduce our revenues and adversely affect our profitability.  In addition, we recognized a $7.2 million and $1.9 million provision for credit losses on the receivables due from these entities for fiscal 2011 and 2010, respectively.

Back to Index

Back to Index

In our financial fund management segment, we continue to manage and receive fees from the collateralized debt obligation, or CDO, issuers that we had previously formed and sponsored.  In fiscal 2012, we expect to continue to focus on managing our existing assets and, to the extent market conditions permit, expand our CLO business. In October 2011, on behalf of RCC, we closed Apidos CLO VIII, a $317.6 million CLO, for which we will receive asset management fees in the future.  In February 2011, we entered into a services agreement with a subsidiary of RCC to provide subadvisory collateral management and administration services for five CDO issuers invested primarily in bank loans whose management contracts RCC had acquired.  This increased our assets under management by $1.7 billion.  In December 2010, we completed the sale of our management contract and equity investment in Resource Europe CLO I, or REM I, for $11.1 million and recognized a net gain of $5.1 million.

In connection with the sale of a real estate loan in March 2006, we agreed that, in exchange for the current property owner relinquishing certain control rights, we would make payments to the owner under certain circumstances as stipulated in the sale agreement.  In March 2011, a triggering event as specified in the agreement occurred and, accordingly, we recorded a $3.4 million liability for the present value of the payments due to the property owner and reflected the charge to discontinued operations.

The net loss attributable to common for fiscal 2011 was primarily driven by LEAF’s losses and the impairment of our receivables from the commercial finance managed entities.  Accordingly, we recorded a net loss attributable to common shareholders of $8.2 million in fiscal 2011 as compared to net losses attributable to common shareholders of $13.5 million and $14.9 million for fiscal 2010 and 2009, respectively.

Assets Under Management

      We increased our assets under management by $860.0 million to $13.3 billion at September 30, 2011 from $12.4 billion at September 30, 2010. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	September 30,		Increase (Decrease)
	2011	2010	Amount		Percentage
Financial fund management	$11,102	$10,009	$1,093	(2)	11%
Real estate	1,617	1,557	60		4%
Commercial finance	585	878	(293	) (3)	(33)%
	$13,304	$12,444	$860		7%

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business - Assets Under Management”.

(2)
Increase primarily related to subadvisory agreement with RCC ($1.7 billion), the awarding of the management contract for an existing CDO issuer with $216.6 million of assets, and a $182.8 million increase in bank loans managed for RCC while Apidos VIII is in its warehouse period.  These increases were offset, in part, primarily by the following: (i) the sale of our collateral management rights and responsibilities with respect to REM I ($411.1 million) in December 2010 and (ii) a decrease in the eligible collateral bases of our ABS ($329.8 million) and trust preferred portfolios ($322.9 million) resulting from defaults, paydowns, sales and calls.

(3)	Reduction primarily reflects the decrease in new originations and paydowns of existing leases and loans.

Our assets under management are primarily managed through various investment entities including CDOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds.  The following table sets forth the number of entities we manage by operating segment:

	CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2011 (1)
Financial fund management	37	13	−	1
Real estate	2	8	6	5
Commercial finance	−	4	−	2
	39	25	6	8
As of September 30, 2010 (1)
Financial fund management	32	13	−	−
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	25	7	5

(1)	All of our operating segments manage assets on behalf of RCC.

Back to Index

Back to Index

      The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RCC, and the income produced by the assets and investments we manage for our own account.  The following table sets forth information about our revenue sources (in thousands):

	Years Ended September 30,
	2011	2010	2009
Fund management revenues (1)	$43,521	$51,411	$57,588
Finance and rental revenues (2)	27,738	20,281	38,491
RCC management fees	11,496	10,649	7,357
Gains on resolution of loans (3)	196	2,870	1,030
Other revenues (4)	3,065	3,517	3,062
	$86,016	$88,728	$107,528

(1)
Includes fees from each of our real estate, financial fund management and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management and commercial finance operations.

(2)
Includes accreted discount income from our real estate operations and revenues from certain real estate assets, interest and rental income from our commercial finance operations and interest income on bank loans from our financial fund management operations.

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)
Includes primarily insurance fees, documentation fees and other charges from our commercial finance operations and, for fiscal 2010, included a break-up fee related to an unsuccessful bank transaction for our financial fund management operations.

We provide a more detailed discussion of the revenues generated by each of our business segments under
“-Results of Operations:  “:Real Estate”, “:Financial Fund Management”, and “:Commercial Finance.”

Results of Operations:  Real Estate

During fiscal 2011, we continued to redirect the focus of our real estate subsidiary, Resource Real Estate, Inc., from acquiring and managing performing multifamily assets to (a) acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that have been significantly discounted due to the effects of economic events and high levels of leverage and (b) managing existing assets for our real estate programs.  We formed RRE  Opportunity REIT, which will further invest in discounted commercial real estate and real estate related debt.  The public offering for this fund commenced in June 2010.  Through September 30, 2011, RRE Opportunity REIT raised $64.1 million through its public and private offerings, acquired one property and eight notes, foreclosed on three loans, and has received a discounted settlement payment on one loan. For fiscal 2012, we expect that our primary fundraising efforts will be focused on RRE Opportunity REIT.

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

●
the management, principally for RCC, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities; and

●
to a significantly lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

Back to Index

Back to Index

The following table sets forth information related to real estate assets managed (1) (in millions):

	September 30,
	2011	2010
Assets under management (1):
Commercial real estate debt	$760	$761
Real estate investment funds and programs	566	566
Distressed portfolios	161	149
Properties managed for RCC	60	−
RRE Opportunity REIT	36	−
Institutional portfolios	15	51
Legacy portfolio	19	30
	$1,617	$1,557

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests.  As additional investors are admitted to the funds, we sell our bridge investment back to our funds at our original cost and recognize a gain approximately equal to the previously recognized loss.  Fee income can be highly variable and, for fiscal 2012, fee income will depend upon the success of the RRE Opportunity REIT and the timing of its acquisitions.

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended September 30,
	2011	2010	2009
Revenues:
Management fees:
Asset management fees	$6,435	$4,842	$3,935
Resource Residential property management fees	6,063	5,296	4,362
REIT management fees from RCC	6,706	7,775	5,321
	19,204	17,913	13,618
Other revenues:
Master lease revenues	4,080	4,002	3,994
Rental property income and revenues of consolidated VIEs (1)	4,761	4,644	5,014
Fee income from sponsorship of investment entities	2,034	1,500	1,929
Interest, including accreted loan discount	−	113	492
Gains and fees on resolution of loans and other property interests	196	2,870	1,030
Equity in earnings (losses) of unconsolidated entities	8,105	869	(660)
	$38,380	$31,911	$25,417
Cost and expenses:
General and administrative expenses	$10,515	$7,718	$9,276
Resource Residential expenses	6,076	4,870	4,459
Master lease expenses	4,448	4,791	4,577
Rental property expenses and expenses of consolidated VIEs (1)	3,426	3,401	3,726
	$24,465	$20,780	$22,038

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

Revenues − Fiscal 2011 Compared to Fiscal 2010

Revenues from our real estate operations increased $6.5 million (20%) to $38.4 million for fiscal 2011 from $31.9 million in fiscal 2010.  We attribute the increase primarily to the following:

Management fees

●	a $1.6 million increase in asset management fees, reflecting the additional properties in our distressed loan portfolio; and

●
a $767,000 increase in property management fees earned by our property manager, Resource Residential, reflecting a 1,695 unit increase (13%) in multifamily units under management to 15,217 units at September 30, 2011 from 13,522 units at September 30, 2010.

Back to Index

Back to Index
These increases were offset, in part, by

●
a $1.1 million decrease in REIT management fees from RCC.  We receive a quarterly base management fee calculated on RCC’s equity capital.  Additionally, we earn an incentive management fee based on the adjusted operating earnings of RCC, which varies by quarter.  The $1.6 million increase in the base management fee, which increased as a result of equity capital raised though RCC’s dividend reinvestment and share purchase program, was more than offset by a $2.6 million decrease in the incentive management fee for fiscal 2011 as compared to fiscal 2010.

Other revenues

●
a $534,000 increase in fee income in connection with the purchase and third-party financing of property through our real estate investment entities.  During fiscal 2011, we earned $2.0 million in fees, primarily $939,000 from the acquisition of seven loans and a pool of four loans (aggregate purchase price of $71.3 million), $484,000 from the acquisition of two properties purchased on behalf of RCC, $403,000 from the sale of buildings owned by two of our equity investments, and $170,000 from the sale of buildings we manage.  During fiscal 2010, we earned $1.5 million in fees from acquiring six notes (aggregate purchase price of $81.1 million and four properties (aggregate purchase price of $19.3 million); and

●
a $7.2 million increase in the equity in earnings of unconsolidated entities.  During fiscal 2011, we recorded an $8.4 million equity gain from the sale of a Washington DC office building by one of our legacy portfolio investments, which was offset, in part, by the equity losses from our real estate investment partnerships of $755,000, as compared to equity losses of $624,000 recorded the prior year.

These increases were offset, in part, by

●
a $2.7 million decrease in gains and fees on the resolution of loans and other property interests.  During fiscal 2010, we recorded a gain of $1.9 million (proceeds of $4.8 million) on the settlement of a loan, a gain of $642,000 on the sale of an asset by a joint venture, and a gain of $145,000 from another asset sale (proceeds of $260,000). Additionally, we received proceeds of $2.1 million, including a cost reimbursement of $101,000, from the sale of a joint venture interest to RCC.

Costs and Expenses − Fiscal 2011 Compared to Fiscal 2010

Costs and expenses of our real estate operations increased $3.7 million (18%).  We attribute these changes primarily to the following:

●	a $2.8 million increase in general and administrative expenses related principally to the start-up costs of RRE Opportunity REIT; and

●
a $1.2 million increase in Resource Residential expenses due to increased wages and benefits, principally in conjunction with the additional personnel needed to operate and manage the increase in properties.

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

Back to Index

Back to Index

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

Costs and Expenses − Fiscal 2010 Compared to Fiscal 2009

Costs and expenses of our real estate operations decreased $1.3 million (6%) to $20.8 million for fiscal 2010 from $22.0 million for fiscal 2009.  We attribute the decrease primarily to the following:

●	a $1.6 million decrease in general and administrative expenses, primarily reflecting the $1.5 million allocation of wages and benefits to RRE Opportunity REIT; and

●	a $325,000 decrease in rental property expenses and consolidated VIE expenses due to the sale of our interests in a consolidated VIE entity which held a property.

Results of Operations:  Financial Fund Management

      General.  We conduct our financial fund management operations principally through six separate operating entities:

●	Apidos - finances, structures and manages investments in bank loans, high yield bonds and equity investments through CDO issuers, managed accounts and a credit opportunities fund;

●
Trapeza - originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers and related partnerships;

●	RFIG - serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

●	Ischus - finances, structures and manages investments in asset-backed securities, or ABS, including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

●	Resource Capital Markets - through Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

●	RCM - provides investment management and administrative services to RCC under a management agreement between us, RCM and RCC.

Back to Index

Back to Index

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RCC (in millions) (1):

	Institutional and Individual Investors	RCC		Total by Type
Year Ended September 30, 2011:
Trapeza	$3,890	$	−	$3,890
Apidos (2)	2,704		2,814	5,518
Ischus	1,576		−	1,576
Other company-sponsored partnerships	87		31	118
	$8,257		$2,845	$11,102
Year Ended September 30, 2010:
Trapeza	$4,213	$	−	$4,213
Apidos	2,672		954	3,626
Ischus	1,689		−	1,689
Resource Europe(3)	411		−	411
Other company-sponsored partnerships	70		−	70
	$9,055		$954	$10,009

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management”.

(2)
In February 2011, we entered into a services agreement to provide subadvisory collateral management and administration services for five CDO issuers managed by RCC.  Also includes $182.8 million in bank loans managed for RCC while Apidos VIII accumulates assets.

(3)	In December 2010, we completed the sale of our management contract for REM I, assigned our collateral management rights and responsibilities and reduced our assets under management by $411.1 million.

      In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including subordinate and incentive fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.05% and 0.50% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require that certain overcollateralization test ratios, or O/C ratios, be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If specified O/C ratios are not met by a CDO, subordinate or incentive management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal balances on the CDO notes.

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

Our financial fund management operations historically have depended upon our ability to sponsor CDO issuers and sell their CDOs.  In fiscal 2012, we expect to continue to focus on managing our existing assets and, as and to the extent market conditions permit, expand our CLO business.  Accordingly, we expect that the management fee revenues in this segment of our operations will remain stable.  For risks applicable to our financial fund management operations, see our Item 1A “Risk Factors – Risks Relating to Particular Aspects of our Financial Fund Management, Real Estate and Commercial Finance Operations.”

Back to Index

Back to Index

Apidos

We sponsored, structured and/or currently manage 16 CDO issuers for institutional and individual investors and RCC which hold approximately $5.5 billion in bank loans at September 30, 2011, of which $2.8 million are managed on behalf of RCC through eight CDO issuers.  In February 2011, we entered into a services agreement with a subsidiary of RCC to provide subadvisory collateral management and administration services for five CDO issuers which hold approximately $1.7 billion in bank loans.  We previously sponsored, structured and managed one CDO issuer holding international bank loans.  In December 2010, we completed the sale of our management contract for this CDO issuer.

We derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2010 or 2011.  Incentive management fees are subordinated to debt service payments on the CDOs.

Trapeza

      We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.9 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

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

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $57.1 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $29.7 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.6 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

We derive revenues from our Ischus operations through base management fees.  Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of eligible collateral held by the CDO issuer.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2011	2010	2009
Revenues:
Fund management fees	$15,601	$16,419	$18,764
RCC management fees	4,748	2,718	1,909
Introductory agent fees	4,538	7,713	5,166
Earnings from unconsolidated CDOs	948	2,118	1,610
Interest income on loans	−	860	6,017
Other	7	838	212
	25,842	30,666	33,678

Limited and general partner interests:
Fair value adjustments	(2)	2,490	(266)
Operations	1	(16)	(68)
Total limited and general partner interests	(1)	2,474	(334)
	$25,841	$33,140	$33,344

Costs and expenses:
General and administrative	$20,562	$20,799	$20,399
Other	−	229	69
	$20,562	$21,028	$20,468

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues − Fiscal 2011 Compared to Fiscal 2010

Revenues decreased $7.3 million (22%) to $25.8 million in fiscal 2011 from $33.1 million in fiscal 2010.  We attribute the decrease to the following:

●	an $818,000 decrease in fund management fees, principally from the following:

–
a $2.3 million decrease in collateral management fees from REM I.  In December 2010, we sold the management contract of this CDO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third party.  As a result of this transaction, we no longer record any fees from REM I;

–
a $316,000 decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated;

–
a $122,000 decrease in management and incentive fees earned on separate managed accounts.  We earned management and incentive fees of $393,000 and $515,000 for fiscal 2011 and 2010, respectively.  Fees earned in fiscal 2010 include $484,000 of management and incentive fees earned on a separate account we no longer manage; and

–
a $113,000 decrease in base management fees from our Trapeza operations, primarily as a result of portfolio defaults which reduced the eligible collateral base upon which our management fees are calculated.

These decreases were partially offset by:

–
a $788,000 increase in collateral management fees earned in connection with a services agreement.  In February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDO issuers invested in bank loans;

–
a $678,000 increase in management fees earned for the credit opportunities fund we manage, primarily from a $475,000 increase in incentive fees earned based on exceeding certain investor return hurdles;

–
a $297,000 increase in advisory fees earned in connection with a consulting agreement.  In September 2010, we entered into a consulting agreement with a third party to provide advisory services for a CDO issuer; and

–	a $241,000 decrease in our share of expenses for the management of TCM and Trapeza Management Group, LLC, primarily due to a decrease in legal fees, which increased the net fees we received.

Back to Index

Back to Index

●
a $2.0 million increase in RCC management fees primarily due to an increase in incentive management fees.  Incentive management fees for fiscal 2011 included a $2.9 million fee earned by Resource Capital Markets for managing a trading portfolio on behalf of RCC as compared to $438,000 in fiscal 2010.  This increase was partially offset by a $772,000 decrease in incentive management fees earned by our Apidos operations during fiscal 2011;

●
a $3.2 million decrease in introductory agent fees as a result of fees earned in connection with 125 structured security transactions with an average fee of $36,000 for fiscal 2011 as compared to 103 structured security transactions with an average fee of $75,000 for fiscal 2010;

●
a $1.2 million net decrease in earnings from five unconsolidated CDO issuers invested in bank loans we previously sponsored and manage.  In March 2010, we sold one of our CDO equity investments and in June 2010, we sold the majority of our interest in another CDO equity investment;

●
an $860,000 decrease in interest income on loans due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of the European CDO issuer we previously managed; and

●
an $831,000 decrease in other income, primarily related to an $800,000 break-up fee received in connection with an unsuccessful bank transaction to reimburse us in fiscal 2010 for expenses related to the transaction.  We did not receive any such fee in fiscal 2011 nor do we anticipate receiving such fees in the future; and

●	a $2.5 million decrease in adjustments recorded relative to our limited and general partner interests:

–
during fiscal 2010, we (along with the co-manager of the general partners), repurchased substantially all the remaining limited partner interests in two Trapeza partnerships that reduced our clawback liability for which we recorded a gain of $2.3 million.  There were no repurchases in fiscal 2011; and

–
during fiscal 2011 and 2010, we recorded ($2,000) and $229,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we held in unconsolidated other company-sponsored partnerships.

Costs and Expenses − Fiscal 2011 Compared to Fiscal 2010

Costs and expenses of our financial fund management operations decreased $466,000 (2%) in fiscal 2011.  This decrease was principally due to a $1.9 million decrease in commissions on structured security transactions, a $1.2 million decrease in legal and consulting fees and a $200,000 decrease in equity-based compensation expense on previously awarded RCC restricted stock and options.  The decrease in legal and consulting fees relates to an unsuccessful bank transaction that occurred in fiscal 2010; no such fees were incurred in fiscal 2011.  These decreases were partially offset by a $2.9 million increase in wages and benefits, primarily related to a $2.5 million increase in a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted by Resource Capital Markets on behalf of RCC, and a $316,000 severance charge related to our European operations in connection with the sale of the management contract of REM I.

Revenues − Fiscal 2010 Compared to Fiscal 2009

Revenues decreased $204,000 (1%) to $33.1 million in fiscal 2010 from $33.3 million in fiscal 2009.  We attribute the decrease to the following:

●	a $2.3 million decrease in fund management fees, primarily from the following:

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

Back to Index

Back to Index

–
a $57,000 increase in incentive management fees.  During fiscal 2009, we recorded a loss of $57,000 on two CDO issuers principally due to the write-off of cumulative accrued fees.  There was no write-off of fees in fiscal 2010.

–	a $259,000 decrease in collateral management fees from the European CDO issuer we manage due to the variance in foreign currency exchange rates.

These decreases were partially offset by:

–	a $484,000 increase in management and incentive fees earned on a separate managed account. No such fees were earned on this account during fiscal 2009; and

–	a $308,000 increase in management fees for the credit opportunities fund primarily due to a $220,000 incentive fee we earned after exceeding certain investor return hurdles.

●
a $809,000 increase in RCC management fees primarily due to an increase in incentive management fees and in RCC’s equity capital (upon which our base management fee is calculated) resulting primarily from RCC’s success in raising capital through common stock offerings;

●
a $2.5 million increase in introductory agent fees as a result of fees earned in connection with 103 structured security transactions with an average fee of $75,000 for fiscal 2010 as compared to 91 structured security transactions with an average fee of $57,000 for fiscal 2009;

●
a $508,000 net increase in earnings from nine unconsolidated CDO issuers we previously sponsored and manage.  This increase in earnings was a result of an increase in anticipated cash flows for our Apidos equity investments we hold in fiscal 2010 as compared to fiscal 2009.  As of September 30, 2010, we have fully impaired four of these CDO investments and will utilize the cost-recovery method to realize any future income;

●	a $5.2 million decrease in interest income on loans, primarily as a result of the following:

–	a $6.0 million decrease in interest from Apidos CDO VI due to the sale of our interests in March 2009, at which time we ceased to consolidate that entity; partially offset by

–
an $860,000 increase due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of the European CDO issuer we previously managed.  We do not expect to receive any additional income from this source in the future.

•	a $626,000 increase in other income, primarily related to the following:

–
an $800,000 break-up fee received in connection with an unsuccessful bank transaction to reimburse us for a significant portion of our costs.  We do not anticipate receiving such a fee in the future; partially offset by

–
a $158,000 decrease in earnings from Structured Finance Fund, L.P. and Structured Finance Fund II, L.P., collectively referred to as the SFF partnerships, relating to four CDO investments which have been fully impaired.  As of December 31, 2009, the SFF partnerships assigned their interest in these investments to an affiliated third party.  The SFF partnerships were dissolved in March 2010.

●	Limited and general partner interests:

–
during fiscal 2010, we (along with the co-manager of the general partners), repurchased substantially all the remaining limited partner interests in two Trapeza partnerships that reduced our clawback liability for which we recorded a gain of $2.3 million.  During fiscal 2009, we had reduced our clawback liability and recorded a gain of $1.6 million; and

–
during fiscal 2010 and 2009, we recorded $229,000 and ($1.9 million), respectively, in realized and unrealized fair value adjustments in the book value of securities we hold in unconsolidated other company-sponsored partnerships.

Costs and Expenses − Fiscal 2010 Compared to Fiscal 2009

Costs and expenses of our financial fund management operations increased $560,000 (3%) in fiscal 2010.  This increase was principally due to a $1.8 million increase in commission expense incurred in connection with certain trust preferred security transactions, a $1.2 million increase in legal and consulting expenses primarily relating to an unsuccessful bank transaction and a $197,000 increase in equity-based compensation expense due to an adjustment related to previously issued RCC restricted stock and options awarded to members of management.  These increases were partially offset by decreases in compensation ($2.0 million), financial software ($388,000) and rent expense ($287,000) as a result of a reduction in asset management and support personnel reflecting our efforts to realign costs with existing operations.

Back to Index

Back to Index

Results of Operations:  Commercial Finance

As previously discussed in Item 1; “Business-General,” and in “-Overview,” above, in January 2011 we contributed the leasing origination and servicing platform of LEAF Financial to LEAF to facilitate outside investment in our commercial finance business.  RCC also contributed assets and cash to LEAF, and Guggenheim provided a credit facility for use in LEAF’s originations.  LEAF Financial retained the management of four equipment leasing partnerships, for which LEAF will be the subservicer.  Because we controlled LEAF, its results are included in our financial statements for fiscal 2011 and we discuss those results in this section.  However, as a result of the November 2011 LCC Transaction, we determined that we no longer control LEAF and, accordingly, it will be deconsolidated from our financial statements for fiscal 2012 and subsequent fiscal years, with our retained interest being accounted for on the equity method of accounting.

New equipment originations for fiscal 2011 were $105.8 million as compared to $115.7 million for fiscal 2010.

Our goal as the asset managers for our investment partnerships is to preserve partnership capital and to achieve the best possible results for those investors.  In fiscal 2011, we took the following actions on behalf of our investment partnerships:

●	ceased raising new funds when it became apparent that the debt markets were not improving rapidly enough;

●	deferred expense reimbursement to us;

●
for fiscal 2011 and 2010, we waived $8.1 million and $3.8 million, respectively, of our asset management fees for our sponsored leasing partnerships, and anticipate that we will continue to waive our fees in the future which, accordingly, will reduce our revenues.  We believe that, as a result, cash flows in these partnerships may improve, which will help pay down loans and generate liquidity for investments in new leases; and

●	negotiated with the partnerships’ lenders to keep them from foreclosing on partnership collateral.

The commercial finance assets we managed for our own account at September 30, 2011 increased by $64.6 million to $192.0 million as compared to $127.4 million at September 30, 2010.  The assets we managed for others, at September 30, 2011 decreased by $357.3 million to $393.4 million as compared to $750.7 million at September 30, 2010 (excluding assets managed for RCC) primarily due to the natural runoff of the lease portfolios owned by the respective investment partnerships. As of September 30, 2011, we managed approximately 62,000 leases and loans that had an average original finance value of $26,000 with an average term of 58 months as compared to approximately 82,000 leases and loans with an average original finance value of $25,000 and an average term of 56 months as of September 30, 2010.

At September 30, 2011, we employed 199 employees (191 excluding part-time workers) as compared to 198 employees (195 excluding part-time workers) at September 30, 2010, representing a 1% overall increase. Our origination staff increased by 16 employees as of September 30, 2011 as compared to September 30, 2010, despite the closure of our Columbia, South Carolina office, which accounted for a reduction of 15 employees in the origination area.  The net headcount increase in the origination functions reflected our efforts to increase our origination volume.  LEAF currently maintains its corporate headquarters and operation center in Philadelphia, Pennsylvania, a sales and servicing center in Moberly, Missouri, a call center located in Orange County, California, and regional sales offices located throughout the U.S.

	As of September 30,		Increase (Decrease)
	2011	2010	Amount	Percentage
Corporate: administration, legal, human resources, finance and information technology	65	57	8	14%
Originations: sales, credit and lease origination operations	76	62	14	23%
Servicing: customer service, collections and cash applications	58	79	(21)	(27)%
Total employees	199	198	1	1%

In March 2009, two of the public equipment leasing partnerships we sponsored and manage formed a joint venture.  The joint venture subsequently acquired a portion of our interest in LEAF Commercial Finance Fund, LLC, or LCFF, an investment fund we formed to acquire and finance leases and loans we originate.  As a result of this transaction, LCFF became a VIE for which the joint venture was determined to be the primary beneficiary and, therefore, we ceased to consolidate LCFF as of March 2009.

Back to Index

Back to Index

The following table sets forth information related to commercial finance assets we manage (1) (in millions):

	September 30,
	2011	2010
Managed for our own account	$192	$12
Managed for others:
LEAF investment entities	389	735
RCC	−	115
Other	4	16
	393	866
	$585	$878

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

      The revenues from our commercial finance operations historically have consisted primarily of finance revenues from leases and loans held by us prior to being sold, asset acquisition fees which we earn when commercial finance assets are sold to one of our investment partnerships and asset management fees we earn over the life of the leases or loans after sale to our investment partnerships.  Commencing in the third quarter of fiscal 2010 and thereafter, we have waived our management fees from our investment partnerships.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended September 30,
	2011	2010	2009
Revenues:(1)
Finance revenues	$18,897	$10,662	$22,974
Acquisition fees	−	1,327	4,943
Fund management fees	505	10,905	19,133
Equity in losses of investment entities	(665)	(1,896)	(1,133)
Other income	3,058	2,679	2,850
	$21,795	$23,677	$48,767
Costs and expenses:
Wages and benefit costs	$11,880	$9,245	$13,263
Other costs and expenses	5,986	8,919	11,916
Deferred initial direct costs and fees	(2,659)	−	−
	$15,207	$18,164	$25,179

(1)	Total revenues include RCC servicing and origination fees of $144,000, $444,000 and $1.0 million for fiscal 2011, 2010 and 2009, respectively.

Revenues − Fiscal 2011 Compared to Fiscal 2010

Revenues decreased $1.9 million (8%) to $22.0 million for fiscal 2011 as compared $23.7 million for fiscal 2010.  We attribute these decreases primarily to the following:

●
a $10.4 million decrease in management fees.  In fiscal 2010, we began waiving certain management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  In fiscal 2011, we waived $8.1 million of these fees as compared to $3.8 million in fiscal 2010; and

●
a $1.3 million decrease in asset acquisition fees.  The difficulty in obtaining and maintaining debt financing by the investment funds we manage coupled with certain of those funds entering maturity phases has limited their ability to acquire equipment financings from us.  Consequently, we reduced our commercial finance originations to match their asset acquisition capabilities.

These decreases were partially offset by the following:

●
an $8.2 million increase in finance revenues due to the $180.0 million increase in the portfolio of assets held for our own account, reflecting the contribution of the RCC portfolio to LEAF in January 2011 in addition to our ongoing lease and loan originations;

●
a $1.2 million decrease in equity losses on unconsolidated partnerships, reflecting a decrease in the provision for credit losses by our investment partnerships and a non-recurring gain on the extinguishment of debt; and

●	a $379,000 increase in other income, primarily due to an increase in the insurance fees we generated.

Back to Index

Back to Index

Costs and Expenses − Fiscal 2011 Compared to Fiscal 2010

Costs and expenses from our commercial finance operations decreased by $3.0 million (16%) in fiscal 2011 compared to fiscal 2010.  We attribute this decrease primarily to the following:

●
a $2.9 million reduction in other costs and expenses, primarily legal fees to service our smaller portfolio of assets, as well as our ongoing cost saving and consolidation efforts which targeted eliminating overhead redundancies and increasing operating efficiencies; and

●
a $2.7 million increase in the capitalization of deferred initial direct costs, or IDC.  In fiscal 2010 and 2009, we originated and sold the leases and notes to our investment partnerships. Accordingly, we netted the IDC capitalization of $1.8 million and $6.3 million, respectively, against the corresponding acquisition fees we recorded from the partnerships at the time of sale to the investment partnerships. Commencing in fiscal 2011, we have maintained the commercial assets we acquired on our balance sheet and, therefore, have reflected the capitalization of IDC costs separately as a reduction of our general and administrative expenses.

These decreases was partially offset by the following:

●	a $2.6 million increase in wage and benefit costs, primarily driven by a reduction in the amount of costs and that we could allocate to our managed investment partnerships.

Revenues − Fiscal 2010 Compared to Fiscal 2009

Revenues decreased $25.0 million (51%) from $23.7 million for fiscal 2010 as compared $48.8 million for fiscal 2009.  We attribute these decreases primarily to the following:

●
a $12.3 million decrease in commercial finance revenues during fiscal 2010.  The decreases were caused by the reduction in the size of the portfolio of commercial finance assets managed for our own account primarily due to the sale of commercial finance assets to RCC;

●
a $3.6 million decrease in asset acquisition fees during fiscal 2010.  The difficulty in obtaining and maintaining debt financing by the investment funds we manage has limited their ability to acquire equipment financings from us.  Consequently, we reduced our commercial finance originations to match their asset acquisition capabilities;

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

Back to Index

Back to Index

Results of Operations:  Other Costs and Expenses

General and Administrative Expenses

Fiscal 2011 Compared to Fiscal 2010.  General and administrative costs were $11.5 million in fiscal 2011, a decrease of $1.5 million (11%) as compared to $13.0 million in fiscal 2010.  Wages and benefits decreased by $766,000, principally reflecting an $869,000 decrease in equity-based compensation expense.

Fiscal 2010 Compared to Fiscal 2009.  General and administrative costs were $13.0 million in fiscal 2010, a decrease of $1.4 million (10%) as compared to $14.4 million in fiscal 2009.  Wages and benefits decreased by $1.2 million, principally reflecting a $1.1 million decrease in equity-based compensation expense.

Gain (Loss) on the Sale of Leases and Loans

During fiscal 2011, we recorded a $659,000 gain on the sale of leases and loans as compared to a loss of $8.1 million during fiscal 2010 and a gain of $628,000 during fiscal 2009.  During fiscal 2010, availability on the warehouse facility for our commercial finance operations declined and the facility was terminated in May 2010.  Due to the lack of other available financing during fiscal 2010, loans and leases were sold to third-parties, as well as to RCC, at a loss.

Provision for Credit Losses

The provisions for credit losses recorded in fiscal 2011, 2010 and 2009 are reflective of the weakness in the United States economy and the write-offs and write-downs of assets affected by that weakness.  The following table reflects our provision for credit losses as reported by segment (in thousands):

	Years Ended September 30,
	2011	2010	2009
Commercial finance:
Receivables from managed entities	$7,237	$1,852	$	−
Leases, loans and future payment card receivables	1,231	3,307		6,410

Real estate:
Receivables from managed entities	2,178	−		−
Trade receivables	15	−		−
Investment in loans	−	49		456

Financial fund management - investment in loans	−	1		1,738
	$10,661	$5,209		$8,604

Fiscal 2011 Compared to Fiscal 2010.  We have estimated, based on projected cash flows, that two of the commercial finance funds and two of the real estate partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded a $9.4 million provision for credit losses during fiscal 2011 as compared to $1.9 million during fiscal 2010. This increase was offset, in part, by the $2.1 million reduction in the provision for commercial finance leases and loans held for investment.

Fiscal 2010 Compared to Fiscal 2009.  The provision for credit losses decreased by $3.4 million in fiscal 2010 primarily due to the sale of Apidos VI and the continued decline in commercial finance assets we held during fiscal 2010.

Specifically, our provision by operating segment was impacted by the following:

●
Commercial finance – the year-over-year provisions for credit losses in fiscal 2010 and 2009 decreased by $1.3 million due primarily to the decrease in the assets we held.   During fiscal 2010, we sold a portfolio of commercial assets to RCC and, in March 2009, we sold our interests in LCFF, an investment fund we formed which held a $195.0 million portfolio of leases and loans, inclusive of a $900,000 credit loss reserve;

●
Financial fund management – the year over year provisions in fiscal 2010 and 2009 decreased by $1.7 million and $884,000, respectively, due primarily to the sale in March 2009 of our investment in Apidos CDO VI, a $240.0 million securitization of corporate loans, for which we had recorded a $1.7 million provision for credit losses during fiscal 2009; and

●
Real estate – while we continued to monetize our legacy loan portfolio to reduce our overall exposure, we determined that the economic conditions in fiscal 2009 continued to negatively impact one of the remaining loans.  Accordingly, we recorded a $456,000 provision during fiscal 2009, which fully reserved that loan.

Back to Index

Back to Index

Depreciation and Amortization

Fiscal 2011 Compared to Fiscal 2010.  Depreciation and amortization expense was $10.7 million in fiscal 2011, an increase of $2.9 million (37%) as compared to $7.8 million in fiscal 2010.  The increase relates primarily to the $4.3 million of additional depreciation expense on the additional $25.1 million of operating leases we held during fiscal 2011.  The increase was offset, in part, by an $809,000 decrease in the amortization of commercial finance customer lists, which were deemed to be fully impaired during fiscal 2010.

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

Interest Expense

Interest expense includes the non-cash amortization of debt issuance costs (and in some cases for fiscal 2010 and 2009, the acceleration of those costs for credit facilities which were significantly amended or terminated prior to their stated maturity), as well as discounts related to the following - (a) the value of the warrants we issued to holders of our Senior Notes, (b) the LEAF warrants issued in connection with its credit facility, and (c) LEAF’s securitized borrowings and the corresponding issuance of equipment-backed notes.  The interest as reflected by our commercial finance segment will be eliminated in fiscal 2012 as a result of the deconsolidation of LEAF (see Note 27 of the notes to our consolidated financial statements in Item 8 of this report).  The following table reflects interest expense as reported by segment (in thousands):

	Years Ended September 30,
	2011	2010	2009
Commercial finance	$8,563	$6,271	$10,524
Corporate	5,671	5,738	3,695
Real estate	1,109	1,074	966
Financial fund management	−	3	5,014
	$15,343	$13,086	$20,199

Facility utilization and issuance of 12% Senior Notes (in millions, except percentages) and corresponding interest rates on borrowings outstanding were as follows:

	Years Ended September 30,
	2011		2010		2009
Commercial finance – secured credit facility:
Average borrowings		$40.4	$	−	$	−
Average interest rates		4.1%		−		−

Commercial finance – term securitization:
Average borrowings		$62.5	$	−	$	−
Average interest rates		5.4%		−		−

Commercial finance – terminated short-term bridge facility:
Average borrowings		$8.8		$1.6	$	−
Average interest rates		6.8%		4.0%		−

Commercial finance – terminated secured credit facility:
Average borrowings	$	−		$77.0		$201.2
Average interest rates		−		5.0%		2.8%

Corporate – secured credit facilities and term note:
Average borrowings		$11.8		$18.2		$42.8
Average interest rates		6.5%		7.4%		5.8%

Corporate – Senior Notes:
Average borrowings		$18.8		$18.8	$	−
Average interest rates		12.0%		12.0%		−

Financial fund management:
Average borrowings	$	−	$	−		$108.7
Average interest rates		−		−		4.6%

Back to Index

Back to Index

Fiscal 2011 Compared to Fiscal 2010.  Interest expense incurred by our commercial finance operations increased by $2.3 million (37%) primarily due to the $33.1 million increase in weighted average borrowings as compared to fiscal 2010.  In the January 2011 LEAF transaction, we consolidated $96.1 million of equipment-backed notes, net of a discount, and obtained a $110.0 million revolving credit facility with Guggenheim, replacing the $21.8 million of short-term bridge financing.

Fiscal 2010 Compared to Fiscal 2009.  Interest expense incurred by our commercial finance operations decreased by $4.3 million for fiscal 2010, primarily reflecting a decrease in average borrowings of $122.6 million.  During fiscal 2010, our borrowing capacity on our commercial finance warehouse facility decreased and in May 2010, the line was fully repaid and terminated.  In March 2009, we sold a $195.0 million portfolio of leases held by LCFF and, thereby, eliminated $187.6 million of corresponding debt.  The decrease in average borrowings was offset, in part, by a $1.6 million increase in amortization of deferred finance fees for the commercial finance facilities.

Corporate interest expense increased by $2.0 million for fiscal 2010, principally reflecting $3.8 million of interest expense related to the Senior Notes issued in September and October 2009, of which $1.5 million was amortization of the debt discount related to the cost of the warrants issued with the notes.  This increase was offset, in part, by a $24.6 million decrease in fiscal 2010 average borrowings under our corporate secured credit facilities resulting in a $1.7 million decrease in interest expense.

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

Net Other-than-Temporary Impairment Charges on Investment Securities

There were no other-than-termporary impairment charges during fiscal 2011. In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions, as well as direct and indirect real estate investments, we incurred other-than-temporary impairment charges in fiscal 2010 and 2009 with respect to CDO securities.  During fiscal 2010, we recorded a $183,000 charge related to bank loans ($166,000 for European loans) and a $297,000 charge related to CDO investments in the securities of financial institutions.  The fiscal 2009 charges were primarily with investments in bank loans ($5.2 million, of which $2.3 million related to European loans) and financial institutions ($3.2 million).  Additionally, in fiscal 2010, we recorded a $329,000 other-than-temporary impairment loss on our investment in TBBK common stock held in a retirement account for a former executive due to the decision to sell these securities during fiscal 2011 to fund the account.  In fiscal 2009, we recorded a $73,000 other-than-temporary impairment loss on our TBBK stock held for investment as we decided to no longer hold these shares until we could recover our cost basis.

Loss on Sale of Loans and Investment Securities, Net

During fiscal 2011, we received proceeds of $2.9 million from the first quarter sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.  This loss was offset, in part, by a gain of $186,000 from the sale of 90,210 shares of TBBK common stock we held.

In June 2010, we received proceeds of $1.2 million from the sale of our equity investment in Apidos CDO II and recognized a loss on the sale of $27,000.  In March 2010, we received $1.5 million in proceeds from the sale of our equity investment in Apidos CDO V and realized a loss of $424,000.

During fiscal 2009, in conjunction with the deconsolidation and sale of our interest in Apidos CDO VI, we received proceeds of $7.2 million and recognized a loss of $11.6 million ($7.2 million, net of tax).  In addition, in fiscal 2009 we sold 99,318 shares of TBBK common stock at a loss of $393,000.

Back to Index

Back to Index

Other Income

The following table details our other income, net of other expenses (in thousands):

	Years Ended September 30,
	2011	2010	2009
RCC dividend income (1)	$2,455	$2,278	$3,405
Interest income	547	434	340
Other expense, net (2)	(760)	(121)	(196)
Other income, net	$2,242	$2,591	$3,549

(1)	In fiscal 2011 and 2010, we recognized four dividend payments on our investment in RCC as compared to five dividend payments in fiscal 2009.

(2)
Included in other expense, net for fiscal 2011, 2010 and 2009 is $298,000, $263,000 and $192,000, respectively, of amortized losses in the securities held in the retirement plan for our former CEO.  In addition, in fiscal 2011, we incurred a $573,000 loss associated with the relocation of certain of our Philadelphia offices in order to consolidate personnel.

Net (Income) Loss Attributable to Noncontrolling Interests

Third-party interests in our earnings are recorded as amounts allocable to noncontrolling interests.  As a result of the deconsolidation of LEAF, the commercial finance non-controlling interests will be eliminated from our fiscal 2012 consolidated financial statements.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended September 30,
	2011	2010		2009
Commercial finance – RCC’s investment (1)	$(2,910)	$	−	$	−
Commercial finance – management’s ownership, net of tax of $949, $1,699, $0 (2)	2,059		3,155		−
Real estate - minority holder interest (3)	52		61		54
Other partnership interests (4)	−		8		1,549
	$(799)		$3,224		$1,603

(1)
In the January 2011 formation of LEAF, RCC received 3,743 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share.  The warrants were recorded as a discount to the preferred stock and are being amortized over the five-year term of the warrants.

(2)
Senior executives of LEAF held a 14.1% interest in LEAF Financial as of September 30, 2010 and 2009.  In January 2011, these shares were exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis).

(3)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(4)
Limited partners, excluding us, owned an 85% and 64% limited partner interest in SFF I and SFF II, respectively, which invested in the equity of certain of the CDO issuers we sponsored.  As of March 31, 2010, these partnerships were dissolved.

Income Taxes

Fiscal 2011 Compared to Fiscal 2010.  Our effective income tax rate (income taxes as a percentage of income from continuing operations before taxes) was a benefit of 47% for fiscal 2011 as compared to 13% for fiscal 2010.  The increase in the income tax benefit and accordingly, the effective tax rate, relates primarily to the lesser impact of permanent items relative to the pre-tax loss for fiscal 2011.  In addition, the effective income tax rate for fiscal 2010 was much lower than fiscal 2011 due to one-time deferred tax adjustments, which decreased the fiscal 2010 tax rate.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to discrete items, would have been 35% for fiscal 2011.

We expect our effective tax rate to be between 35% and 40% for fiscal 2012.  Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits.  Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and by the taxing authorities in other states in which we have significant business operations, such as Pennsylvania and New York.  We are currently undergoing a New York State examination for fiscal years 2007 through 2009.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2008 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2005.

Back to Index

Back to Index

Fiscal 2010 Compared to Fiscal 2009.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 13% for fiscal 2010 as compared to 40% for fiscal 2009.  The decrease in the income tax benefit and accordingly, the tax rate, relates primarily to an increase in the valuation allowance on state benefits not able to be utilized for fiscal 2010 and the write-off of unrealizable deferred tax assets.  Additionally, during the fourth quarter of fiscal 2010, we recorded a $1.6 million adjustment to reconcile deferred taxes, of which $892,000 related to prior years.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to discrete items, would have been 46% for fiscal 2010.

Discontinued Operations

      In connection with the sale of a real estate loan in March 2006, we agreed that in exchange for the current property owner relinquishing certain control rights, we would make payments to the owner under stipulated circumstances.  On April 7, 2011, we were formally notified that a trigger event had occurred on March 17, 2011 and, accordingly, we accrued the present value of the payout due under the agreement in the amount of $3.4 million, which is reflected as a $2.2 million loss, net of tax, from discontinued operations in the consolidated statements of operations.

Income (losses) from discontinued operations for fiscal 2010 and 2009 primarily reflect a reversal of $626,000 and charges of $433,000, respectively, of interest and penalty assessments related to the 2004 and 2005 IRS tax examinations relating to disallowed bad debt deductions taken on properties held by our real estate operations that were subsequently disposed.  Summarized operating results of discontinued operations are as follows (in thousands):

	Years Ending September 30,
	2011	2010	2009
(Loss) income from discontinued operations before taxes	$(3,387)	$622	$(377)
Benefit (provision) for income taxes	1,185	−	(67)
(Loss) income from discontinued operations, net of tax	$(2,202)	$622	$(444)

Liquidity and Capital Resources

As a result of the November 2011 LCC Transaction and the anticipated deconsolidation of LEAF, the following discussion of our liquidity and capital resources excludes LEAF (see Note 27 of the notes to our consolidated financial statements included in Item 8 of this report).

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions.  We also may seek to obtain liquidity through the disposition discussed below of non-strategic investments, including our legacy real estate portfolio.

At September 30, 2011, our liquidity consisted of three primary sources:

●	cash on hand of $22.4 million;

●	$5.0 of availability under our two corporate credit facilities; and

●	cash generated from operations.

In total, we have repaid $5.4 million in corporate borrowings with TD Bank during fiscal 2011.  We received net proceeds of approximately $17.4 million (including $800,000, which was released from escrow in October 2011) in conjunction with the June 2011 sale of an office building in Washington, DC that was owned by one of our legacy investments.  As required by our loan agreement with TD Bank, we paid down $3.0 million of the term note portion of the TD bank facility with proceeds from this transaction.  Additionally, in October 2011, we repaid $2.2 million from proceeds we received from the REMI I sale (which had been held in escrow and included in restricted cash at September 30, 2010).  In November 2011, we extended the maturity of our TD Bank facility from August 31, 2012 to August 31, 2013 and repaid the remaining $1.3 million of the term loan.  In addition, during fiscal 2011, we obtained a new $3.5 million credit facility with Republic First Bank; there were no borrowings outstanding on this line at December 1, 2011.

As of September 30, 2011, our total borrowings outstanding of $38.0 million included $16.3 million of Senior Notes (net of a $2.5 million discount), $7.5 million of corporate revolving debt, $1.3 million remaining under the TD Bank term loan, $10.7 million of mortgage debt secured by the underlying property and $2.2 million of other debt.

In November 2011, we redeemed $8.8 million and modified the remaining $10.0 million of our Senior Notes to reduce the interest rate to 9% and extend the maturity to October 2013.

Back to Index

Back to Index

The mortgage on a hotel property we own in Savannah, GA is secured by the property.  On August 5, 2011, we refinanced the mortgage, which extended the maturity for 10 years.

We may defer or discount our fees from the investment entities we sponsored and mange based upon current economic conditions.  In certain circumstances, we may also waive all or part of these fees based upon required priority distributions to our investors.  Based on changes in the projected cash flows of two of our commercial finance and two real estate partnerships, we determined that we will not be able to collect our receivable for management fees and, accordingly, recorded a provision of $9.4 million and $1.9 million for fiscal 2011 and 2010, respectively.  In addition, we waived $8.1 million and $3.8 million of fees from our four commercial finance partnerships during fiscal 2011 and 2010, respectively, and we anticipate waiving these fees in the future.

Our legacy portfolio at September 30, 2011 consisted of one loan and five property interests.  To the extent we are able to dispose of these assets, we will obtain additional liquidity.  The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions.  We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.

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

Dividends

For fiscal 2011, 2010 and 2009, we paid cash dividends of $2.2 million, $1.6 million and $3.6 million, respectively.  We have paid quarterly cash dividends since August 1995.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at September 30, 2011 excluding LEAF (see Note 27 of the notes to our consolidated financial statements included in Item 8 of this report) (in thousands):
		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Other debt (1)	$33,023	$10,787	$10,376	$2,131	$9,729
Secured credit facilities (1)	7,493	−	7,493	−	−
Operating lease obligations	11,170	1,921	2,813	2,428	4,008
Other long-term liabilities	10,721	2,292	2,517	1,503	4,409
Total contractual obligations	$62,407	$15,000	$23,199	$6,062	$18,146

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2011; less than 1 year: $2.3 million; 1-3 years:  $3.1 million; 4-5 years:  $1.4 million; and after 5 years:  $2.9 million.

			Amount of Commitment Expiration Per Period
	Total		Less than 1 Year		1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$	−	$	−	$	−	$	−	$	−
Standby letters of credit		803		803		−		−		−
Total commercial commitments		$803		$803	$	−	$	−	$	−

Back to Index

Back to Index

Broker-Dealer Capital Requirement. Resource Securities (formerly Chadwick Securities, Inc.), our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RCC.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of September 30, 2011 and 2010, respectively.  As of September 30, 2011 and 2010, Resource Securities net capital was $254,000 and $393,000, respectively, which exceeded the minimum requirements by $154,0000 and $277,000, respectively.

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at September 30, 2011 and 2010.

      Legal Proceedings.  See Item 3, “Legal Proceedings.”

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

      In July 2011, we entered into an agreement with one of the TIC programs we sponsored and manage.  This agreement requires us to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  As of September 30, 2011, we had advanced funds totaling $1.4 million.

We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of September 30, 2011, except for the clawback liability recorded for the two Trapeza entities and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities.  We make estimates of our allowance for credit losses, the valuation allowance against our deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, servicing liability and repurchase obligation, allowance for lease and loan losses, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment.  Significant estimates for the commercial finance segment include the unguaranteed residual values of leased equipment, impairment of long-lived assets and goodwill and the fair value and effectiveness of interest rate swaps.  The financial fund management segment makes assumptions in determining the fair value of our investments in securities available-for-sale and in estimating the liability, if any, for clawback provisions on certain of our partnership interests.  We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the 12% Senior Notes and related warrants.  On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies as critical to our business operations and the understanding of our results of operations.

Stock-Based Compensation

We value the restricted stock we issue based on the closing price of our stock on the date of grant.  For stock option awards, we determine the fair value by applying the Black-Scholes pricing model.  These equity awards are amortized to compensation expense over the respective vesting periods, less an estimate for forfeitures.

Back to Index

Back to Index

Financing Receivables

Receivables from Managed Entities.  We perform a review of the collectability of our receivables from managed entities on a periodic basis.  If upon review there is an indication of impairment, we will analyze the future cash flows of the managed entity.  With respect to the receivables from our commercial finance investment partnerships, this takes into consideration several assumptions by management, specifically concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities for which there are indications of impairment, we estimate the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balances and priority distributions due to the investors in the entity.

Investments in Commercial Finance.  Our investments in commercial finance consist primarily of direct financing leases, equipment loans, and operating leases.

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

During the lease term of existing operating leases, we may not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years.  our policy is to review, on at least a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost.  We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2011, 2010, and 2009.

Future payment card receivables.  Additionally, we have provided capital advances to small businesses based on future credit card receipts.  The entire portfolio of future payment card receivables is on the cost recovery method whereby no income is recognized until the basis of the future payment card receivable has been fully recovered.

Allowance for credit losses.  We evaluate the adequacy of the allowance for credit losses in commercial finance (including investments in leases and loans and future payment card receivables) based upon, among other factors, management’s historical experience with the commercial finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write-off.  We fully reserves, net of recoveries, all leases and loans after they are 180 days past due.

Commercial finance receivables whose terms are modified are classified as troubled debt restructurings if we grant such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled payments, an extension of a commercial financial receivable’s stated maturity date or a reduction in interest rate.  Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, become current subsequent to the modification.  Troubled debt restructurings are included in the migration analysis for our commercial finance investments when evaluating the allowance for credit losses.

Back to Index

Back to Index

Investment Securities

      Our investment securities available-for-sale, including investments in the CDO issuers we sponsored, are carried at fair value.  The fair value of the CDO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including holdings in TBBK and RCC, are valued at the closing price of the respective publicly-traded stock.  The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, is reported through accumulated other comprehensive income and loss.  Realized gains and losses on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.

      We recognize a realized loss when it is probable there has been an adverse change in estimated cash flows from what previously had been estimated.  The security is then written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the consolidated statements of operations as a charge to current earnings.  The cost basis adjustment for an other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.

      Periodically, we review the carrying value of our available-for-sale securities.  If we deem an unrealized loss to be other-than-temporary, we will record an impairment charge.  Our process for identifying an other-than-temporary decline in the fair value of our investments involves consideration of (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the more-than-likely intention to hold the investment until the value recovers.  Additionally, with respect to our evaluation of our investment in RCC, we also take into consideration our role as the external manager and the value of its management contract, which includes a substantial termination fee.  When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, we record an impairment charge and the cost of our investment is written down to fair value.

      Our trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in other income.  These securities are valued at the closing price of the respective publicly-traded stock.

      We recognize dividend income on our investment securities classified as available-for-sale on the ex-dividend date.

Accounting for Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the our consolidated financial statements or tax returns.

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

Goodwill and Intangible Assets

Goodwill and other intangible assets have an indefinite life and are not amortized.  Instead, a review for impairment is performed at least annually on May 31st or more frequently if events and circumstances indicate impairment might have occurred.  We test our goodwill at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

We utilize several approaches, including discounted expected cash flows, market data and comparable sales transactions to estimate the fair value of the reporting unit for our impairment review of goodwill.  These approaches require assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which are based on the current economic environment and credit market conditions.

Back to Index

Back to Index

We have goodwill of $8.0 million, which was transferred to LEAF in the January 2011 transaction.  We test this goodwill annually in May for impairment.  Based on a third-party valuation, we concluded that, as of May 31, 2011, there has been no impairment of our goodwill.

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

In fiscal 2007, we acquired customer relationships with third-party lease originators, which is classified as a customer related intangible asset.  We had been amortizing the intangible asset over the expected useful life of the asset and had continually monitored it for recoverability.  During the three months ended September 30, 2010, we determined that this asset ceased to have future value, and accordingly, recorded an impairment loss of $2.8 million.

Derivative Instruments

      Our policies permit us to enter into derivative contracts, including interest rate swaps to add stability to our financing costs and to manage our exposure to interest rate movements or other identified risks.  We have designed these transactions as cash flow hedges.  The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting and, accordingly, derivatives are recognized on the balance sheet at fair value.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities in the consolidated balance sheets.  We record changes in the estimated fair value of the derivative in accumulated other comprehensive income (loss) to the extent that it is effective.  Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board, or FASB, has issued the following accounting standards, which were not yet effective for us as of September 30, 2011:

      Testing Goodwill for Impairment.  In December 2010 and again in September 2011, the FASB issued guidance with respect to testing goodwill for impairment.  In connection with the November 2011 LCC transaction (see Note 27 to the notes to our consolidated financial statements in Item 8 of this report) and resulting deconsolidation of LEAF, we will no longer reflect goodwill on our balance sheet.  Accordingly, these amendments will not have an impact on our financial statements.

Comprehensive Income (Loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  We plan to provide the disclosures as required by this amendment beginning October 1, 2012.

Fair Value Measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for us beginning January 1, 2012.  We are currently evaluating the impact this amendment will have, if any, on our financial statements.

Back to Index

Back to Index

Newly-Adopted Accounting Principles

The adoption of the following standards during fiscal 2011 did not have a material impact on our consolidated financial position, results of operations or cash flows:

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

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  We have provided the required disclosures in the notes to our consolidated financial statements.

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

Back to Index

Back to Index

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following is a discussion of our quantitative and qualitative market risks as of September 30, 2011.  Given the deconsolidation of LEAF in November 2011, as discussed in Item 1 of this report, we have separately presented the market risks associated with our commercial finance operations as these risks will be eliminated in our subsequent filings.

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

      At September 30, 2011, we had two secured revolving credit facilities and one term loan for general business use.  Weighted average borrowings on these facilities were $11.8 million for fiscal 2011 at an effective interest rate of 6.5% on outstanding borrowings.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $78,000.

Our $18.8 million of 12% Senior Notes are at a fixed rate of interest and are, therefore, not subject to interest rate fluctuation.

Commercial Finance Market Risks

Market risk.  Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt or to fix interest rates through derivatives.

Interest rate risk.  At September 30, 2011, we had commercial finance debt outstanding of $150.0 million, of which $105.0 million is through the Guggenheim credit facility and is at a variable interest rate.  Accordingly, to mitigate interest rate risk on the variable rate debt, we employed a hedging strategy using derivative financial instruments such as interest rate swaps, which effectively fixed the interest rate on this facility at 4.84% on a weighted average basis.  At September 30, 2011, the notional amounts of our four interest rate swaps were $60.6 million. The interest rate swap agreements terminate on March 15, 2015.

The following sensitivity analysis table shows the estimated impact of changes in interest rates on the fair value of our interest rate-sensitive commercial finance investments and liabilities at September 30, 2011, gross of accrued interest of $38,000, assuming that rates instantaneously fall 100 basis points and rise 100 basis points (in thousands, except percentages):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments:
Fair value	(1,037)	(442)	445
Change in fair value	(595)		887
Change as percent of fair value	135%		201%

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

As a result of the LEAF transaction in January 2011, we consolidate LEAF Funding 3 with its portfolio of fixed rate leases and loans and corresponding $84.8 million of equipment-backed notes.  These notes were issued at a fixed rate of interest and are, therefore, not subject to interest rate fluctuation.

Back to Index

Back to Index

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2011.  Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resource America, Inc. and subsidiaries as of September 30, 2011 and 2010 and the consolidated results of their operations and cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource America, Inc. and subsidiaries internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 12, 2011

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2011	2010
ASSETS
Cash	$24,455	$11,243
Restricted cash	20,257	12,018
Receivables	1,981	1,671
Receivables from managed entities and related parties, net	54,815	66,416
Investments in commercial finance, net	192,012	12,176
Investments in real estate, net	18,998	27,114
Investment securities, at fair value	15,124	22,358
Investments in unconsolidated entities	12,710	13,825
Property and equipment, net	7,942	9,984
Deferred tax assets, net	51,581	43,292
Goodwill	7,969	7,969
Other assets	14,662	5,776
Total assets	$422,506	$233,842

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$40,887	$38,492
Payables to managed entities and related parties	1,232	156
Borrowings	222,659	66,110
Total liabilities	264,778	104,758

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 28,779,998 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 649,007 and 741,086, respectively)	281	274
Additional paid-in capital	281,686	281,378
Accumulated deficit	(48,032)	(37,558)
Treasury stock, at cost; 9,126,966 and 9,125,253 shares, respectively	(98,954)	(99,330)
Accumulated other comprehensive loss	(14,613)	(12,807)
Total stockholders’ equity	120,368	131,957
Noncontrolling interests	37,360	(2,873)
Total equity	157,728	129,084
	$422,506	$233,842

The accompanying notes are an integral part of these statements

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2011	2010	2009
REVENUES:
Real estate	$38,380	$31,911	$25,417
Financial fund management	25,841	33,140	33,344
Commercial finance	21,795	23,677	48,767
	86,016	88,728	107,528
COSTS AND EXPENSES:
Real estate	24,465	20,780	22,038
Financial fund management	20,562	21,028	20,468
Commercial finance	15,207	18,164	25,179
General and administrative	11,522	12,972	14,369
(Gain) loss on sale of leases and loans	(659)	8,097	(628)
Impairment of intangibles	−	2,828	−
Provision for credit losses	10,661	5,209	8,604
Depreciation and amortization	10,739	7,842	6,922
	92,497	96,920	96,952
OPERATING (LOSS) INCOME	(6,481)	(8,192)	10,576

OTHER INCOME (EXPENSE):
Impairment loss recognized in earnings	−	(809)	(8,539)
Gain on sale of management contract	6,520	−	−
Gain on extinguishment of servicing and repurchase liabilities	4,426	−	−
Loss on sale of investment securities, net	(1,198)	(451)	(11,981)
Interest expense	(15,343)	(13,086)	(20,199)
Other income, net	2,242	2,591	3,549
	(3,353)	(11,755)	(37,170)
Loss from continuing operations before taxes	(9,834)	(19,947)	(26,594)
Income tax benefit	(4,607)	(2,650)	(10,504)
Loss from continuing operations	(5,227)	(17,297)	(16,090)
(Loss) income from discontinued operations, net of tax	(2,202)	622	(444)
Net loss	(7,429)	(16,675)	(16,534)
Add: net (income) loss attributable to noncontrolling interests	(799)	3,224	1,603
Net loss attributable to common shareholders	$(8,228)	$(13,451)	$(14,931)

Amounts attributable to common shareholders:
Loss from continuing operations	$(6,026)	$(14,073)	$(14,487)
Discontinued operations	(2,202)	622	(444)
Net loss	$(8,228)	$(13,451)	$(14,931)

Basic and Diluted loss per share:
Continuing operations	$(0.31)	$(0.74)	$(0.78)
Discontinued operations	(0.11)	0.03	(0.03)
Net loss	$(0.42)	$(0.71)	$(0.81)
Weighted average shares outstanding	19,525	18,942	18,507

Dividends declared per common share	$0.12	$0.09	$0.20

The accompanying notes are an integral part of these statements

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED SEPTEMBER 30, 2011, 2010 AND 2009
(in thousands)

	Attributable to Common Shareholders
			Retained		Accumulated
		Additional	Earnings		Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit)	Stock	(Loss) Income	Equity	Interest	Equity	(Loss) Income
Balance, October 1, 2008	269	269,689	(3,980)	(101,440)	(20,805)	143,733	2,610	146,343
Net loss	−	−	(14,931)	−	−	(14,931)	(1,603)	(16,534)	$(16,534)
Issuance of common shares	3	−	−	−	−	3	−	3
Treasury shares issued	−	(650)	−	1,073	−	423	−	423
Stock-based compensation	−	613	−	−	−	613	−	613
Restricted stock awards	−	3,615	−	−	−	3,615	2	3,617
Issuance of warrants in Senior Notes offering	−	4,941	−	−	−	4,941	−	4,941
Purchase of subsidiary stock held by a noncontrolling stockholder	−	(264)	−	−	−	(264)	−	(264)
Cash dividends	−	−	(3,560)	−	−	(3,560)	−	(3,560)
Distributions	−	−	−	−	−	−	(72)	(72)
Other	−	−	−	−	−	−	(1,831)	(1,831)
Other comprehensive income	−	−	−	−	5,245	5,245	1,217	6,462	6,462
Balance, October 1, 2009	272	277,944	(22,471)	(100,367)	(15,560)	139,818	323	140,141	$(10,072)
Net loss	−	−	(13,451)	−	−	(13,451)	(3,224)	(16,675)	$(16,675)
Issuance of common shares	2	56	−	−	−	58	−	58
Treasury shares issued	−	(655)	−	1,037	−	382	−	382
Stock-based compensation	−	226	−	−	−	226	−	226
Restricted stock awards	−	2,765	−	−	−	2,765	46	2,811
Issuance of warrants	−	1,042	−	−	−	1,042	−	1,042
Cash dividends	−	−	(1,636)	−	−	(1,636)	−	(1,636)
Other	−	−	−	−	−	−	7	7
Other comprehensive income (loss)	−	−	−	−	2,753	2,753	(25)	2,728	2,728
Balance, October 1, 2010	274	281,378	(37,558)	(99,330)	(12,807)	131,957	(2,873)	129,084	$(13,947)
Net loss	−	−	(8,228)	−	−	(8,228)	799	(7,429)	$(7,429)
Issuance of common shares	7	1,907	−	−	−	1,914	−	1,914
Treasury shares issued	−	(320)	−	617	−	297	−	297
Stock-based compensation	−	165	−	−	−	165	−	165
Repurchases of common stock	−	−	−	(241)	−	(241)	−	(241)
Restricted stock awards	−	2,023	−	−	−	2,023	40	2,063
Cash dividends	−	−	(2,246)	−	−	(2,246)	−	(2,246)
Noncontrolling interests related to LEAF (see Notes 16 and 27)	−	(3,467)	−	−	−	(3,467)	39,418	35,951
Other comprehensive loss	−	−	−	−	(1,806)	(1,806)	(24)	(1,830)	(1,830)
Balance, September 30, 2011	$281	$281,686	$(48,032)	$(98,954)	$(14,613)	$120,368	$37,360	$157,728	$(9,259)

The accompanying notes are an integral part of these statements

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,429)	$(16,675)	$(16,534)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,780	12,088	8,876
Net other-than-temporary impairment losses recognized in earnings	−	809	8,539
Impairment of intangibles	−	2,828	−
Provision for credit losses	10,661	5,209	8,604
Equity in earnings of unconsolidated entities	(10,377)	(4,870)	(1,279)
Distributions from unconsolidated entities	4,522	5,104	6,128
(Gain) loss on sale of leases and loans	(659)	8,097	(628)
Loss on sale of loans and investment securities, net	1,198	451	11,981
Gain on sale of assets	−	(2,420)	(642)
Gain on sale of management contract	(6,520)	−	−
Extinguishment of servicing and repurchase liabilities	(4,426)	−	−
Deferred income tax benefits	(5,657)	(4,564)	(13,249)
Equity-based compensation issued	2,525	3,573	4,654
Equity-based compensation received	(463)	(1,441)	(867)
Decrease (increase) in commercial finance investments	−	17,603	(37,330)
Loss (income) from discontinued operations	2,202	(622)	444
Changes in operating assets and liabilities	(2,624)	1,911	(19,853)
Net cash (used in) provided by operating activities	(1,267)	27,081	(41,156)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,165)	(782)	(335)
Payments received on real estate loans and real estate	16,291	8,563	10,052
Investments in unconsolidated real estate entities	(2,371)	(1,821)	(4,694)
Purchase of commercial finance assets	(105,777)	(11,771)	(41,942)
Principal payments received on leases and loans	29,056	−	50,307
Proceeds from sale of management contract	9,095	−	−
Purchase of loans and investments	−	(1,445)	(19,290)
Proceeds from sale of loans and investments	3,779	4,094	5,367
Net cash used in investing activities	(51,092)	(3,162)	(535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	106,043	103,401	438,897
Principal payments on borrowings	(55,778)	(128,767)	(395,905)
Dividends paid	(2,246)	(1,636)	(3,560)
Proceeds from issuance of common stock	1,914	58	3
Repurchase of common stock	(241)	−	−
Proceeds from issuance of LEAF preferred stock	15,221	−	−
Preferred stock dividends paid by LEAF to RCC	(305)	−	−
Repayment from managed entity on RCC lease portfolio purchase	−	−	4,500
Decrease (increase) in restricted cash	4,530	(9,277)	10,297
Other	(2,299)	(2,652)	(812)
Net cash provided by (used in) financing activities	66,839	(38,873)	53,420
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(1,268)	−	(2)
Financing activities	−	−	(440)
Net cash used in discontinued operations	(1,268)	−	(442)

Increase (decrease) in cash	13,212	(14,954)	11,287
Cash, beginning of year	11,243	26,197	14,910
Cash, end of year	$24,455	$11,243	$26,197

The accompanying notes are an integral part of these statements

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

All references to “fiscal”, unless otherwise noted, refer to the Company’s fiscal year, which ends on September 30.  For example, a reference to “fiscal 2011” means the 12-month period that ended on September 30, 2011.  All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.

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

●	Resource Real Estate, Inc. manages loans, owned assets and ventures, which are collectively referred to as the “legacy portfolio.”

The Company conducts its financial fund management operations primarily through the following six operating entities:

●
Apidos Capital Management, LLC (“Apidos”), finances, structures and manages investments in bank loans, high yield bonds and equity investments through collateralized debt obligation (“CDO”) issuers, managed accounts and a credit opportunities fund;

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

●
Resource Capital Markets, Inc., through the Company’s registered broker-dealer subsidiary, Resource Securities, Inc., (“Resource Securities”) (formerly Chadwick Securities, Inc.) acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

●	Resource Capital Manager, Inc. (“RCM”), an indirect wholly-owned subsidiary, provides investment management and administrative services to RCC under a management agreement between RCM and RCC.

The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”).  LEAF Financial sponsored and manages four publicly-held investment entities as the general and limited partner or managing member and originated and acts as the servicer of the leases and loans sold to those entities.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011

NOTE 1 - NATURE OF OPERATIONS– (Continued)

LEAF Commercial Capital, Inc.  On January 4, 2011, LEAF Financial Corporation, the Company’s commercial finance subsidiary, raised or obtained commitments for up to $236.0 million of equity and debt capital to expand its leasing platform through LEAF Commercial Capital, Inc., its new lease origination and servicing subsidiary, through contributions from LEAF Financial, RCC and Guggenheim Securities, LLC and its affiliate (“Guggenheim”).  LEAF Financial contributed its leasing platform and directly held leases and loans, while RCC committed to investing up to $36.2 million of capital in the form of preferred stock and warrants (exercisable into LEAF common stock).  A portion of RCC’s investment consisted of the contribution of leases and loans it had previously acquired from LEAF Financial.  Guggenheim arranged a new financing facility for LEAF of $110.0 million, which can be expanded up to $200.0 million upon mutual agreement, to fund new originations (see Note 12).

As of September 30, 2011, RCC had fully funded its commitment to LEAF and, accordingly, owns a total of a 3,743 shares of LEAF Series A preferred stock (including paid-in-kind, or PIK shares) and has warrants to purchase 4,800 shares of LEAF common stock at an exercise price of $0.01 per share (representing 48% of LEAF’s common stock on a fully-diluted basis).  For the 2011 calendar year, the preferred stock carried a coupon of 10%, of which 2% was paid in cash and 8% was PIK.  For the nine months ended September 30, 2011, the PIK interest of $2.0 million was converted into approximately 1,974 shares of preferred stock (including 752 shares that were issued in October 2011).

In addition, LEAF issued to Guggenheim a warrant to purchase up to 500 shares of LEAF common stock (exercise price of $0.01 per share) as well as the right, as amended, to acquire up to an additional 150 shares of LEAF common stock from LEAF on the same terms (representing 6.5% of LEAF’s common stock on a fully-diluted basis), if by December 31, 2011, specified ratings targets for the notes issued in connection with the Guggenheim credit facility have not been obtained.

      Subsequent to fiscal 2011, on November 16, 2011, the Company obtained an additional outside investment in LEAF by a third-party private equity firm (the “November 2011 LCC Transaction”; see Note 27).  As a result of this investment, the Company’s equity interest in LEAF was reduced from 78.7% to 15.7% (on a fully diluted basis).  Accordingly, the Company has determined that it no longer controls LEAF, and, effective with that investment, has deconsolidated it for financial statement purposes.  On a go-forward basis, the Company will reflect its investment in LEAF under the equity method of accounting.

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

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of September 30, 2011 and 2010, the Company had one such variable interest that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 9 for additional disclosures pertaining to VIEs.

      All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the fiscal 2010 and 2009 consolidated financial statements to conform to the fiscal 2011 presentation.  For all years presented, deferred tax liabilities, which were previously disclosed separately, have been reclassed and are reflected together with deferred tax assets in the consolidated balance sheets.  The components of the deferred tax assets and liabilities are disclosed in Note 17.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Deconsolidation of Entities

Apidos CDO VI.  In December 2007, the Company acquired for $21.3 million all of the equity interest of Apidos CDO VI and consolidated it.  In March 2009, the Company agreed to all the terms and conditions to sell its interest in Apidos CDO VI and assign its investment management responsibilities to the buyer.  This transaction settled on May 6, 2009.  As a result of the agreement and sale, the Company deconsolidated Apidos CDO VI from its consolidated financial statements as of March 31, 2009 and recognized a loss of $11.6 million on the transaction.

LEAF Commercial Finance Fund (“LCFF”).  LCFF was a single member limited liability company that owned a portfolio of leases and loans.  LEAF Financial was the sole member and the managing member of LCFF and, accordingly, consolidated LCFF.  In March 2009, the Company transferred its economic interest in LCFF to a jointly owned limited liability company.  The Company determined that LCFF was a VIE for which the primary beneficiary was the limited liability company and, accordingly, no longer consolidates LCFF.  Since the sale was at book value, the Company recognized no gain or loss as a result of the transaction.

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

Real estate. The Company has sponsored and manages eight real estate limited partnerships, four limited liability companies, a corporation operating as a REIT and six tenant in common (“TIC”) property interest programs that invest in multifamily residential properties.  The Company’s combined interests in these investment entities range from approximately 2% to 10%.

Financial fund management.  The Company has general and limited partnership interests in seven company-sponsored and managed partnerships that invest in regional banks.  The Company’s combined general and limited partnership interests in these partnerships range from 5% to 11%.  The Company also manages and has a combined 3% general and limited partnership interest in an affiliated partnership organized as a credit opportunities fund that invests in bank loans and high yield bonds.

      Commercial finance.  The Company has interests in four company-sponsored commercial finance investment partnerships.  The Company’s combined general and limited partner interests in these partnerships range from approximately 1% to 6%.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Concentration of Credit Risk

The Company’s receivables from managed entities are comprised of unsecured amounts due from its investment entities and other affiliated entities, which the Company has sponsored and manages.  The Company evaluates the collectability of these receivables and records an allowance to the extent any portion of that receivable is determined to be uncollectible.  Additionally, the Company records a discount where it determines that any of the entities will be unable to repay the Company in the near term.  In the event that any of these entities fail, the corresponding receivable balance would be at risk.

In addition, financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At September 30, 2011, the Company had $14.1 million (excluding restricted cash) in interest bearing deposits at various banks, which was over the temporary insurance limit of the Federal Deposit Insurance Corporation of $250,000, or in deposit in foreign banks, or in brokerage accounts where no insurance coverage is available.  No losses have been experienced on such investments.

Restricted Cash

The restricted cash at September 30, 2011 of $20.3 million primarily included $10.4 million of payments made by LEAF customers to a lockbox which were being processed by the bank as well as $6.9 million held in a prefunding account comprised of proceeds from the commercial finance credit facility which are restricted from use until sufficient commercial finance leases and loans have been originated to be pledged as collateral.  In addition, at September 30, 2011, there was $2.2 million of proceeds from the sale of the Company’s management contract for Resource Europe CLO I (“REM I”) held in restricted cash for the required October 2011 paydown of the Company’s corporate credit facility.   Restricted cash at September 30, 2010 of $12.0 million primarily included $10.1 million of proceeds from the $21.5 million commercial finance bridge loan held for the purchase of leases and loans and $1.4 million held in escrow for a real estate property investment.

Foreign Currency Translation

Foreign currency transaction gains and losses of the Company’s European operations are recognized in the determination of net income.  Foreign currency translation adjustments related to these foreign operations are included in net income in fiscal 2011 due the sale of the Company’s management contract and interest in REM I.

Revenue Recognition – Fee Income

RCC management fees.  The Company earns a base management and incentive management fee for managing RCC (see Note 20).  In addition, the Company is reimbursed for its expenses incurred on behalf of RCC and its operations and property management fees.  Management fees, property management fees and reimbursed expenses are recognized monthly when earned.  In addition, in February 2011, the Company entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.7 billion in bank loans.  In connection with the services provided, RCC will pay the Company 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition – Fee Income – (Continued)

In fiscal 2011, 2010 and 2009, the management, incentive, servicing and acquisition fees that the Company received from RCC were 14%, 12% and 8%, respectively, of the Company’s consolidated revenues.  These fees have been allocated and, accordingly, are reported as revenues by each of the Company’s operating segments.

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

Additionally, the Company records an annual investment management fee from its limited partnerships equal to 1% of the gross offering proceeds of each partnership.  The Company records an annual asset management fee from its TIC programs equal to 1% to 2% of the gross revenues from the properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.

The Company records quarterly asset management fees from its joint ventures with an institutional partner, which range from 0.833% to 1% of the gross funds invested in distressed real estate loans and assets.  The Company recognizes these fees monthly.

      Financial fund management fees.  The Company earns monthly investment and management fees on assets held in CDOs on behalf of institutional and individual investors.  These fees, which vary by CDO, range between 0.05% and 0.5% of the aggregate principal balance of eligible collateral held by the CDOs.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.  Additionally, the Company records fees for managing the assets held by the partnerships or funds it has sponsored and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2% of the partnership or fund capital balance.

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

      Commercial finance fees.  The Company records acquisition fees from its leasing investment entities (based on a percentage of the cost of the leased equipment acquired) as compensation for expenses incurred by the Company related to the lease acquisition.  Acquisition fees, which range from 1% to 2%, are earned at the time of the sale of the related leased equipment to the investment entities.  The Company also records management fees from its investment entities for managing and servicing the leased assets acquired when the service is performed.  The payment of such fees to the Company by each entity is contingent upon the partners receiving their specified annual distributions by each entity.  During fiscal 2011 and 2010, the Company waived $8.1 million and $3.8 million of management fees from four of its investment entities since the actual distributions to the partners were less than the annual specified amounts.  The ability of these entities to pay future management fees is uncertain.  A discount is recorded where payment will not be received timely and an allowance is recorded where payment is determined to be uncollectible.  However, the Company is paid for the operating and administrative expenses it incurs to manage these entities.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Stock-Based Compensation

The Company values the restricted stock it issues based on the closing price of its stock on the date of grant.  For stock option awards, the Company determines the fair value by applying the Black-Scholes pricing model.  These equity awards are amortized to compensation expense over the respective vesting period, less an estimate for forfeitures.

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

Financing Receivables

Receivables from Managed Entities.  The Company performs a review of the collectability of its receivables from managed entities on a periodic basis.  If upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, specifically concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities for which there are indications of impairment, the Company estimates the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balances and priority distributions due to the investors in the entity.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Financing Receivables – (Continued)

During the lease term of existing operating leases, the Company may not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Company’s policy is to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2011, 2010, and 2009.

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

Commercial finance receivables whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled payments, an extension of a commercial financial receivable’s stated maturity date or a reduction in its interest rate.  Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, become current subsequent to the modification.  Troubled debt restructurings are included in the Company’s migration analysis for its commercial finance investments when evaluating the allowance for credit losses.

Loans

Real estate loans.  Real estate loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses, if necessary.  These loans are included in investments in real estate in the consolidated balance sheets. Interest on these loans is calculated based upon the principal amount outstanding.  Accrual of interest is stopped on a loan when management believes, after considering economic factors, business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Periodically, the Company reviews the carrying value of its available-for-sale securities.  If the Company deems an unrealized loss to be other-than-temporary, it will record an impairment charge.  The Company’s process for identifying other-than-temporary declines in the fair value of its investments involves consideration of (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the more-than-likely intention of the Company to hold the investment until the value recovers.  Additionally, with respect to its evaluation of its investment in RCC, the Company also takes into consideration its role as the external manager and the value of its management contract, which includes a substantial termination fee.  When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, an impairment charge is recorded and the cost of the investment is written down to fair value.

The Company’s trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in other income.  These securities are valued at the closing price of the respective publicly-traded stock.

The Company recognizes dividend income on its investment securities classified as available-for-sale on the ex-dividend date.

Property and Equipment

Property and equipment, which includes amounts recorded under capital leases, are stated at cost.  Depreciation and amortization are based on cost, less estimated salvage value, using the straight-line method over the asset’s estimated useful life.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property and equipment are capitalized. The amortization of assets classified under capital leases is included in depreciation and amortization expense.

Accounting for Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Servicing and Repurchase Liabilities

The Company routinely has sold its investments in commercial finance assets to its affiliated leasing partnerships and RCC, as well as to third parties.  Leases and loans are accounted for as sold when control of the lease is surrendered.  Control over the leases is deemed surrendered when (1) the leases have been transferred to the leasing partnership, RCC or third party, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Company does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  Subsequent to these sales, the Company typically remains as the servicer for the leases and loans sold for which it generally receives a servicing fee of approximately 1% of the book value of the serviced portfolio.  The assets and liabilities associated with the respective servicing agreements are typically not material and are offsetting, and accordingly, are not reflected in the Company’s consolidated financial statements.  However, during fiscal 2010, LEAF Financial sold a portfolio of leases and loans to RCC for which it recorded a $2.5 million liability for the estimated cost to service the portfolio.  In conjunction with the formation of LEAF in January 2011, the remaining balance of the servicing and repurchase liabilities was eliminated and, accordingly, the Company recognized a gain of $4.4 million.

Goodwill and Intangible Assets

Goodwill and other intangible assets have an indefinite life and are not amortized.  Instead, a review for impairment is performed at least annually or more frequently if events and circumstances indicate impairment might have occurred.  The Company tests its goodwill at the reporting unit level using a two-step process.  The first step is a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required.  If the fair value is less than the carrying value, step two is completed to measure the amount of impairment, if any.  In step two, the implied fair value of goodwill is compared to its carrying amount.  The implied fair value of goodwill is computed by subtracting the sum of the fair values of the individual asset categories (tangible and intangible) from the indicated fair value of the reporting unit as determined under step one.  An impairment charge is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

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

In the January 2011 transaction, the $8.0 million balance of goodwill was transferred from LEAF Financial to LEAF.  The Company tests this goodwill annually on May 31st for impairment.  Based on a third-party valuation, the Company concluded that, as of May 31, 2011, there has been no impairment of goodwill.  As a result of the deconsolidation of LEAF (see Note 27) subsequent to fiscal 2011, the Company will no longer reflect this goodwill on its consolidated balance sheets.

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

In fiscal 2007, the Company acquired customer relationships with third-party lease originators, which it classified as a customer related intangible asset.  The Company amortized this intangible asset over its expected useful life and monitored it for recoverability.  During fiscal 2010, the Company determined that this asset ceased to have future value and, accordingly, recorded a $2.8 million impairment loss for the remaining unamortized balance.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

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

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following accounting standards, which were not yet effective for the Company as of September 30, 2011:

      Testing goodwill for impairment.  In December 2010 and again in September 2011, the FASB issued guidance with respect to testing goodwill for impairment.  In connection with the November 2011 LCC Transaction (see Note 27) and resulting deconsolidation of LEAF, the Company will no longer reflect goodwill on its balance sheet.  Accordingly, these amendments will not have an impact on the Company’s financial statements.

Comprehensive income (loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). The Company plans to provide the disclosures as required by this amendment beginning October 1, 2012.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

Newly-Adopted Accounting Principles

      The Company’s adoption of the following standards during fiscal 2011 did not have a material impact on its consolidated financial position, results of operations or cash flows:

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

Disclosure about the credit quality of financing receivables and the allowance for credit losses.  In July 2010, the FASB issued guidance that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The Company has provided the required disclosures in the notes to these consolidated financial statements.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information (in thousands):

	Years Ended September 30,
	2011		2010		2009
Cash paid (received):
Interest		$(10,074)		$(9,433)		$(18,975)
Income tax payments		(964)		(1,325)		(2,638)
Refund of income taxes		596		2,860		−

Non-cash activities include the following:
Warrants issued and recorded as a discount to the Senior Notes	$	−		$2,339		$4,941
LEAF preferred stock and warrants issued to RCC in exchange for its portfolio of leases and loans and associated debt and certain net assets:
Restricted cash		$5,912	$	−	$	−
Investment in commercial finance		111,028		−		−
Borrowings		(96,088)		−		−
Accounts payable and accrued expenses		(596)		−		−
Payable to RCC		736		−		−
Noncontrolling interests		(20,992)		−		−
Stock dividends issued on LEAF preferred stock held by RCC		$1,974	$	−	$	−
Leasehold improvements paid by the landlord	$	−		$668	$	−

Sale of commercial finance assets to RCC:
Reduction of investments in commercial finance assets	$	−		$99,386	$	−
Termination of associated secured warehouse facility		−		(99,386)		−

Property received on foreclosure of a real estate loan:
Investment in a real estate loan	$	−	$	−		$(2,837)
Investment in real estate owned		−		−		2,837

Effects from the deconsolidation of entities (1):
Cash	$	−		$43		$959
Restricted cash		−		−		10,651
Due from affiliates		−		−		(8,410)
Receivables		−		9		(6,564)
Loans held for investment		−		−		229,097
Investments in commercial finance-held for investment, net		−		−		185,784
Property and equipment, net		−		1,638		−
Other assets		−		755		4,230
Accrued expense and other liabilities		−		(174)		(7,540)
Borrowings		−		(1,013)		(401,162)
Equity		−		(1,258)		(7,045)

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 4 – FINANCING RECEIVABLES

The disclosures in this footnote are required pursuant to new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of September 30, 2011 (in thousands):

	30-89 Days Past Due		Greater than 90 Days		Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$	−	$	−	$37,547	$37,547	$490	$38,037
Real estate investment entities		1,324		1,511	17,405	20,240	1,734	21,974
Financial fund management entities		2,395		93	28	2,516	136	2,652
RCC		−		−	−	−	2,539	2,539
Other		−		−	−	−	103	103
		3,719		1,604	54,980	60,303	5,002	65,305
Investments in commercial finance		984		526	−	1,510	190,932	192,442
Trade receivables		1		11	−	12	3	15
Total financing receivables		$4,704		$2,141	$54,980	$61,825	$195,937	$257,762

(1)
Receivables are presented gross of an allowance for credit losses of $8.3 million and $2.2 million related to the Company’s commercial finance and real estate investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table summarizes the Company’s financing receivables on nonaccrual status (in thousands):

	September 30,
	2011	2010
Investments in commercial finance:
Leases and loans	$526	$930
Future payment credit receivables	−	316
Investments in real estate loans	−	49
Total	$526	$1,295

The following table provides information about the credit quality of the Company’s commercial finance assets as of September 30, 2011 (in thousands):

Leases
and Loans
Performing	$191,916
Nonperforming	526
Total	$192,442

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

		Investments in Commercial Finance
	Receivables from Managed Entities	Leases and Loans		Future Payment Card Receivables		Trade Receivables		Investment in Real Estate Loans		Total
Year Ended September 30, 2011:
Balance, beginning of year	$1,075		$770		$130	$	−		$49	$2,024
Provision for credit losses	9,415		1,137		94		15		−	10,661
Charge-offs	−		(1,764)		(286)		−		(49)	(2,099)
Recoveries	−		287		62		−		−	349
Balance, end of year	$10,490		$430	$	−		$15	$	−	$10,935

Ending balance, individually evaluated for impairment	$10,490	$	−	$	−		$15	$	−	$10,505
Ending balance, collectively evaluated for impairment	−		430		−		−		−	430
Balance, end of year	$10,490		$430	$	−		$15	$	−	$10,935

					Investments in Commercial Finance
	Receivables from Managed Entities		Investment in Loans		Leases and Loans	Future Payment Card Receivables	Investment in Real Estate Loans	Total
Year Ended September 30, 2010:
Balance, beginning year	$	−	$	−	$570	$2,640	$1,585	$4,795
Provision for credit losses		1,852		1	2,860	447	49	5,209
Charge-offs		(777)		(1)	(2,721)	(2,983)	(1,585)	(8,067)
Recoveries		−		−	61	26	−	87
Balance, end of year		$1,075	$	−	$770	$130	$49	$2,024

Year Ended September 30, 2009:
Balance, beginning of year	$	−		$1,595	$650	$1,100	$1,129	$4,474
Provision for credit losses		−		1,738	2,369	4,041	456	8,604
Charge-offs		−		(715)	(1,054)	(2,503)	−	(4,272)
Reduction due to sale of interest		−		(2,618)	(1,500)	−	−	(4,118)
Recoveries		−		−	105	2	−	107
Balance, end of year	$	−	$	−	$570	$2,640	$1,585	$4,795

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2011 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Trade Receivables	Leases and Loans		Total
Ending balance, individually evaluated for impairment	$65,305	$15	$	−	$65,320
Ending balance, collectively evaluated for impairment	−	−		192,442	192,442
Balance, end of year	$65,305	$15		$192,442	$257,762

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following table discloses information about the Company’s impaired financing receivables as of September 30, 2011 (in thousands):

	Net Balance		Unpaid Balance		Specific Allowance		Average Investment in Impaired Assets
Financing receivables without a specific valuation allowance:
Receivables from managed entities – commercial finance	$	−	$	−	$	−	$	−
Receivables from managed entities – real estate		−		−		−		−
Leases and loans		−		−		−		−
Trade receivables		−		−		−		−

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance		$14,990		$23,302		$8,312		$23,377
Receivables from managed entities – real estate		2,353		4,531		2,178		3,897
Leases and loans		310		526		216		318
Trade receivables		−		15		15		7

Total:
Receivables from managed entities – commercial finance		$14,990		$23,302		$8,312		$23,377
Receivables from managed entities – real estate		2,353		4,531		2,178		3,897
Leases and loans		310		526		216		318
Trade receivables		−		15		15		7

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 5 – INVESTMENTS IN COMMERCIAL FINANCE

The Company’s investments in commercial finance include the following (in thousands):

	September 30,
	2011	2010
Direct financing leases, net	$145,476	$8,888
Equipment loans (1)	19,640	1,661
Assets subject to operating leases, net (2)	27,326	2,211
Future payment card receivables, net	−	316
	192,442	13,076
Allowance for credit losses	(430)	(900)
Total investments in commercial finance, net	$192,012	$12,176

(1)	The interest rates on loans generally range from 6% to 18%.

(2)	Reflected net of accumulated depreciation of $7.1 million and $96,000 as of September 30, 2011 and 2010, respectively.

The components of direct financing leases are as follows (in thousands):

	September 30,
	2011	2010
Total future minimum lease payments receivable	$159,722	$10,467
Initial direct costs, net of amortization	2,034	156
Unguaranteed residuals	8,666	421
Security deposits	(120)	(102)
Unearned income	(24,826)	(2,054)
Total investments in direct financing leases, net	$145,476	$8,888

The contractual future minimum lease and note payments and related rental payments scheduled to be received on investments in commercial finance for each of the five succeeding annual periods ending September 30, and thereafter, is not presented due to the November 2011 LCC Transaction and anticipated resulting deconsolidation of LEAF subsequent to fiscal 2011(see Note 27).

The following table provides an analysis of the Company’s cost of its investment in operating leases by major classes (in thousands):
	September 30,
	2011	2010
Office equipment	$40,195	$2,228
Computers	649	−
Telephone systems	157	−
Other	145	79
	41,146	2,307
Accumulated depreciation	(13,820)	(96)
Total assets subject to operating leases, net	$27,326	$2,211

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 6 – INVESTMENTS IN REAL ESTATE

The Company’s investments in real estate, net, consist of the following (in thousands):

	September 30,
	2011	2010
Properties owned, net of accumulated depreciation of $4,785 and $3,989	$16,741	$17,387
Ventures	2,257	9,727
Total investments in real estate, net	$18,998	$27,114

In connection with the June 2011 sale of a building in Washington, DC by its owner in which the Company owned a 25% interest, the Company received net proceeds of $17.4 million and realized a gain on its investment of $8.4 million, net of amounts held in escrow.

NOTE 7 − INVESTMENT SECURITIES

Components of investment securities are as follows (in thousands):

	September 30,
	2011	2010
Available-for-sale securities	$14,884	$21,530
Trading securities	240	828
Total investment securities, at fair value	$15,124	$22,358

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
September 30, 2011:
CDO securities	$1,039	$1,317	$	−	$2,356
Equity securities	32,411	27		(19,910)	12,528
Total	$33,450	$1,344		$(19,910)	$14,884

September 30, 2010:
CDO securities	$5,515	$1,047		$(339)	$6,223
Equity securities	31,847	18		(16,558)	15,307
Total	$37,362	$1,065		$(16,897)	$21,530

Equity securities.  The Company holds approximately 2.5 million shares of RCC common stock (together with options to acquire 2,166 shares at an exercise price of $15.00 per share expiring in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) common stock.  A portion of these investments are pledged as collateral on the Company’s secured corporate credit facility and term note.

CDO securities.  The CDO securities represent the Company’s retained equity interest in three and four CDO issuers that it has sponsored and manages at September 30, 2011 and 2010, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CDO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 7 − INVESTMENT SECURITIES– (Continued)

Trading securities.  The Company held an additional 33,509 and 123,719 shares of TBBK common stock valued at $240,000 and $828,000 as of September 30, 2011 and 2010, respectively, in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer in addition to the shares held for investment purposes.  The Company sold 90,210 TBBK shares in the plan during fiscal 2011, and recognized a net gain of $186,000.  In addition, the Company had an unrealized trading gain of $16,000 for fiscal 2011 on the TBBK shares held in the plan.  There were no sales of TBBK stock during fiscal 2010.

     Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value		Unrealized Losses		Number of Securities
September 30, 2011:
CDO securities	$	−	$	−	−	$	−	$	−	−
Equity securities		−		−	−		12,393		(19,910)	1
Total	$	−	$	−	−		$12,393		$(19,910)	1

September 30, 2010:
CDO securities	$	−	$	−	−		$3,980		$(339)	1
Equity securities		−		−	−		15,181		(16,558)	1
Total	$	−	$	−	−		$19,161		$(16,897)	2

The unrealized losses in the above table are considered to be temporarily impairments due to market factors and are not reflective of credit deterioration.  The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period.  The Company considers, among other factors, the expected cash flows to be received from investments, recent transactions in the public markets, portfolio quality and industry sector of the investees when determining impairment.  Specifically, with respect to its evaluation of its investment in RCC, the Company considers its role as the external manager and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold these investments, the Company does not consider these unrealized losses to be other-than-temporary impairments.  With respect to its CDO investments, the primary inputs used in producing the internally generated expected cash flows models to determine the fair value are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (98% for the first year, 99% for years thereafter) and (v) discount rate (20%).

Other-than-temporary impairment losses.  The Company has not recorded charges for the other-than-temporary impairment of certain of its investment securities in fiscal 2011.  In fiscal 2010 and 2009, the Company recorded charges of $480,000 and $8.5 million, respectively, for the other-than-temporary impairment of certain of its investments in CDOs, primarily those with investments in bank loans, financial institutions, and real estate ABS (which includes RMBS and CMBS).  Additionally, in fiscal 2010, the Company recorded a $329,000 charge for the other-than-temporary impairment of its investment in TBBK common stock held for the SERP as the Company intended to begin to sell these securities during fiscal 2011.  In fiscal 2009, the Company recorded a charge of $73,000 for the other-than-temporary impairment of its investment in TBBK, formerly held for investment purposes, as management no longer had the intent to hold the security to recovery.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of partnership interests owned (in thousands, except percentages):

	Range of Combined	September 30,
	Partnership Interests	2011	2010
Real estate investment entities	2% – 10%	$8,439	$9,317
Financial fund management partnerships	3% − 11%	3,476	3,705
Trapeza entities	33% − 50%	795	737
Commercial finance investment entities	1% − 6%	−	66
Investments in unconsolidated entities		$12,710	$13,825

Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 23).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements.

NOTE 9 − VARIABLE INTEREST ENTITIES

In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, including collateralized loan obligation (“CLO”) and CDO issuers.  Since the Company serves as the asset manager for the investment entities it sponsored and manages, the Company is generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In the case of an interest in a VIE managed by the Company, the Company will perform an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.

Consolidated VIE

The following table reflects the assets and liabilities of a real estate VIE, which was included in the Company’s consolidated balance sheets as of September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Cash and property and equipment, net	$955	$1,072
Accrued expenses and other liabilities	$300	$416

VIEs not consolidated

      The Company’s investments in RCC, Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in bank loans (“Apidos entities”),  trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2011.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 9 − VARIABLE INTEREST ENTITIES- (Continued)

      The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheet that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these VIEs at September 30, 2011 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RCC	$2,315	$12,393	$14,708
RRE Opportunity REIT	−	519	519
Apidos entities	2,132	2,356	4,488
Ischus entities	296	−	296
Trapeza entities	−	795	795
	$4,743	$16,063	$20,806

(1)	Exclusive of expense reimbursements due to the Company.

NOTE 10 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	September 30,
	Life	2011	2010
Land		$200	$200
Building	39 years	1,666	1,666
Leasehold improvements	1-15 years	5,302	6,045
Furniture and equipment	3-10 years	13,047	12,397
Real estate assets – consolidated VIE	40 years	1,600	1,600
		21,815	21,908
Accumulated depreciation and amortization		(13,873)	(11,924)
Property and equipment, net		$7,942	$9,984

NOTE 11 − INTANGIBLE ASSETS

In the fourth quarter of fiscal 2010, the Company recognized a $2.8 million impairment loss for customer lists acquired by its commercial finance operating segment due to the decline in the estimated future cash inflows to be generated by the acquired customer base.Amortization of intangible assets totaled $809,000 and $692,000 for fiscal 2010 and 2009, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 12 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30,		September 30,
	2011		2010
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Commercial finance:
Guggenheim – secured revolving facility (1)	$110,000	$104,607	$ −
Guggenheim – bridge financing	−	−	20,750
LEAF Funding 3 Series 2010-2 – term securitization (2)	−	71,639	−
Note payable to RCC	10,000	6,900	−
Other debt		1,554	1,724
Total commercial finance borrowings		184,700	22,474

Corporate and Real estate:
TD Bank – secured revolving credit facility (3)	8,997	7,493	14,127
TD Bank – term loan	−	1,250	−
Republic Bank – secured revolving credit facility	3,500	−	−
Total corporate borrowings		8,743	14,127
Senior Notes (4)		16,263	14,317
Note payable to RCC		1,705	2,000
Mortgage debt		10,700	12,005
Other debt		548	1,187
Total corporate and real estate borrowings		37,959	43,636

Total borrowings outstanding		$222,659	$66,110

(1)	Reflected net of unamortized discount of $393,000 related to the fair value of the LEAF detachable warrants issued to Guggenheim.

(2)	Face amount of the notes of $75.4 million is reflected net of unamortized discount of $3.8 million.

(3)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at September 30, 2011 and $401,000 at September 30, 2010.

(4)
The outstanding Senior Notes are reflected net of an unamortized discount of $2.6 million and $4.5 million at September 30, 2011 and 2010, respectively, related to the fair value of detachable warrants issued to the note holders.

Commercial Finance Debt

In the November 2011 LCC Transaction and resulting deconsolidation of LEAF (see Note 27), the Company’s commercial finance facilities will no longer be included in the Company’s consolidated financial statements.  The following borrowings were outstanding under the commercial finance segment as of September 30, 2011:

Guggenheim. On January 4, 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with an initial availability of $50.0 million.  The facility was increased to $110.0 million on April 27, 2011 with a commitment to further expand the borrowing limit to $150.0 million.  LEAF, through its wholly owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of Dominion Bond Rating Service-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  The notes are secured and payable only from the underlying equipment leases and loans.  Interest is calculated at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus a margin rate applicable to each class of notes.  The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend.  Principal payments on the notes are required to begin when the revolving period ends.  The Company is not an obligor or a guarantor of these securities and the facility is non-recourse to the Company.  The weighted average borrowings for fiscal 2011 was $40.4 million, at a weighted average borrowing rate of 4.1%, at an effective rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.1%.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 12 – BORROWINGS − (Continued)

Commercial Finance Debt – (continued)

      Series 2010-2 term securitization.  In May 2010, LEAF Receivables Funding 3, LLC (“LRF3”) issued $120.0 million of equipment contract backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RCC contributed these notes, along with the underlying lease portfolio to LEAF.  LRF3 is the sole obligator of these notes.  Neither the Company or LEAF is an obligor or a guarantor of these securities and the facility is non-recourse to the Company and LEAF.

The notes were originally issued in the following classes: (i) $95.5 million of class A notes; (ii) $7.0 million of class B notes; (iii) $6.4 million of class C notes; (iv) $6.4 million of class D notes; and (v) $4.7 million of class E notes.  All of the notes issued bear interest at a fixed rate of 5.0%.  The class A notes mature in May 2016 and the class B through E notes mature in December 2017.  The notes were recorded at their fair value and are being accreted to their face value using the effective interest method. The weighted average borrowings for fiscal 2011 was $62.5 million, at a weighted average borrowing rate of 5.4%, with an effective interest rate (inclusive of amortization of debt discount and deferred issuance costs) of 8.7%.

Note payable to RCC − commercial finance. On July 20, 2011, RCC entered into an agreement with LEAF pursuant to which RCC agreed to provide a $10.0 million loan to LEAF, of which $6.9 million was funded as of September 30, 2011.  The loan bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly. The loan is secured by the commercial finance assets of LEAF and LEAF’s interest in LRF3.  Weighted average borrowings for fiscal 2011 were $832,000.  This loan was settled in the November 2011 LCC Transaction (see Note 27).

Other Debt − Commercial Finance

Mortgage.  In November 2007, in conjunction with the acquisition of Dolphin Capital Corp., an equipment leasing company, the Company entered into a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The 8% mortgage, with an outstanding balance of $1.4 million and $1.5 million at September 30, 2011 and 2010, respectively, requires monthly payments of principal and interest of $11,000.

      Capital leases.  The Company has entered into various capital leases for the purchase of equipment at interest rates ranging from 5.1% to 7.4% and terms ranging from three to five years.  The principal balance of these leases at September 30, 2011 and 2010 was $114,000 and $176,000, respectively.

Corporate and Real Estate Debt

TD Bank, N.A. (“TD Bank”).  On March 10, 2011, the Company amended its revolving credit facility with TD Bank to extend the maturity date to August 31, 2012 from October 15, 2011, and to increase the maximum facility amount to $14.5 million, consisting of a $5.0 million term loan and a $9.5 million revolving line of credit.  Additionally, the interest rate on borrowings was decreased to either (a) the prime rate of interest plus 2.25% or (b) LIBOR plus 3%, with a floor of 6%.  The interest rate on borrowings until March 10, 2011 was either (a) the prime rate of interest plus 3% with a floor of 7% or (b) LIBOR plus 4.5%, with a floor of 7.5%.  The Company is charged a fee of 0.5% on the unused facility amount as well as a 5.5% fee on the outstanding balance of a $503,000 letter of credit.

The facility requires that the Company repay the facility in an amount equal to 30% of the aggregate net proceeds (i.e., gross sales proceeds less reasonable and customary costs and expenses related to the sale) for certain asset sales.  Included in restricted cash at September 30, 2011 is $2.2 million of proceeds from the sale of the Company’s management contract for REM I.  TD Bank allowed the Company to defer the repayment of the facility with these funds until October 2011, at which time the maximum facility amount of the revolver portion of the line of credit was reduced to $7.5 million.

Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,777,371 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.

In November 2011, the Company amended its agreement to extend the maturity of the TD Bank facility from August 31, 2012 to August 31, 2013 and repaid the outstanding term loan in the amount of $1.3 million.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 12 – BORROWINGS − (Continued)

Corporate and Real Estate Debt – (Continued)

The September 30, 2011 principal balance on the secured credit facility was $7.5 million and the availability on the line was $1.5 million, as reduced for letters of credit. Weighted average borrowings for fiscal 2011 and 2010 were $10.1 million and $17.8 million, respectively, at a weighted average borrowing rate of 6.6% and 7.4%, respectively, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 10.5% and 10.7%, respectively.

The term note had required monthly principal payments of $150,000 until June 2011.  In June 2011, the Company completed the sale of a real estate asset, as specified in the loan agreement, and applied a $3.0 million principal payment to the term note from the proceeds of this sale as required under the agreement. As a result of this paydown, the required monthly principal payments were reduced to $50,000 beginning in July 2011.  The outstanding principal balance on the term note at September 30, 2011 of $1.3 million.  Weighted average borrowings for fiscal 2011 were $1.7 million, at a weighted average borrowing rate of 6.0%, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 12.9%.

      Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a new $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5% and matures on December 28, 2012.  The loan is secured by a pledge of 700,000 shares of RCC stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RCC shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RCC shares held in the pledged account.  At September 30, 2011, there were no borrowings outstanding and availability on the Republic Bank facility was $3.2 million.

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

The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values.  The Company used a Black-Scholes pricing model to calculate the fair value of the warrants at $5.9 million.  The model included assumptions regarding the Company’s dividend yield (2.3%), stock price volatility (44.1%), and risk-free interest rate (2.3%).  The Company accounted for the warrants as an increase to additional paid-in capital with an offsetting discount to the Senior Notes.  The discount is being amortized into interest expense over the 3-year term of the Senior Notes using the effective interest method.  The effective interest rate (inclusive of the discount for the warrants) was 22.2% and 20.0% for fiscal 2011 and 2010, respectively.

In November 2011, the Company redeemed $8.8 million of the existing notes for cash and modified $10.0 million of notes to a reduced interest rate of 9% and extended the maturity to October 2013.

Note payable to RCC − Real Estate

 In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds.  The principal balance of the note was $1.7 million and $2.0 million at September 30, 2011 and 2010, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 12 – BORROWINGS − (Continued)

Other Debt - Real Estate and Corporate

Real estate − mortgage. In August 2011, the Company obtained a $10.7 million mortgage for its hotel property in Savannah, Georgia.  The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly principal and interest payments of $71,331.  The principal balance as of September 30, 2011 was $10.7 million.

      Corporate − term notes.  In August and September 2011, the Company entered into two term notes totaling $615,000 to finance the payment of various insurance policy premiums.  The notes are secured by the return premiums, dividend payments and certain loss payments of the insurance policies and require nine monthly principal and interest payments of $69,773.  The principal balance outstanding at September 30, 2011 was $548,000.

Terminated and/or Transferred Facilities and Loans

      Commercial finance – bridge financing.  LEAF Financial had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million.  The bridge facility was repaid with proceeds from the January 4, 2011 revolving warehouse credit facility and terminated on February 28, 2011.  The loan was in the form of a series of notes.  The weighted average borrowings for the years ended September 30, 2011 and 2010 were $8.7 million and $1.6 million, respectively, at weighted average borrowing rates of 6.8% and 4.0%, respectively, and effective interest rates (inclusive amortization of deferred finance fees) of 9.2% and 8.2%, respectively.

      Commercial finance − PNC Bank, N.A. (“PNC Bank”).  LEAF Financial had a revolving warehouse credit facility with a group of banks led by PNC Bank.  Amendments to the credit facility during fiscal 2010 reduced the maximum borrowing capacity from $150.0 million to $100.0 million as of March 24, 2010.  In May 2010, the loan was fully repaid and the line was terminated.  The interest rate on base rate borrowings was the base rate plus 4%, and on LIBOR based borrowings was LIBOR plus 5%.  The base rate was the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5%, or (iii) LIBOR plus 1%.  Weighted average borrowings for fiscal 2010 were $77.0 million at a weighted average borrowing rate of 5.0%, with an effective interest rate (inclusive of amortization of deferred finance fees) of 7.7%.

Commercial finance − secured note.  The Company had a 6.9% note with Sovereign Bank with a principal balance of $92,000 at September 30, 2010.  The note, which required monthly payments of principal and interest of $18,800 over five years, matured and was fully repaid in February 2011.

Real estate – mortgages.
      In June 2006, the Company obtained a $12.5 million 7.1% mortgage for its hotel property in Savannah, Georgia.  The mortgage, which had an original maturity date of July 6, 2011, was extended to August 6, 2011, and required monthly payments of principal and interest of $84,200.  On August 5, 2011, the Company refinanced this mortgage.

In January 2010, the Company received full payment of a loan from an entity which had previously consolidated as a VIE.  Due to the repayment, the VIE was deconsolidated, thereby eliminating a $1.1 million mortgage held by the VIE from the Company’s consolidated balance sheets.

      Corporate – term notes.  In August 2010, the Company entered into two term notes totaling $901,000 to finance the payment of various insurance policy premiums.  The notes required nine monthly principal and interest payments of $102,200 and were fully repaid in May 2011.

In August and September 2009, the Company entered into three term notes totaling $971,000 to finance the payment of various insurance policies.  The loans, which required nine monthly principal and interest payments of $110,600, were fully repaid in May 2010.

In September 2008, the Company entered into a three-year unsecured term note for $473,000 to finance the purchase of software.  The loan, which required 36 monthly principal and interest payments of $14,200, matured and was fully repaid in September 2011.

Capital leases.  The Company had entered into various capital leases for the purchase of equipment at interest rates ranging from 6.9% to 7.2% and terms ranging from two years to three years.  The principal balance of these leases at September 30, 2010 and $219,000.  The leases matured and were paid in full during fiscal 2011.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 12 – BORROWINGS − (Continued)

      Corporate − Sovereign Bank secured revolving credit facility.  In July 1999, the Company entered into a revolving credit facility with Sovereign Bank.  Upon the maturity of the facility on February 28, 2010, the Company repaid the remaining balance and the facility was terminated.  The interest charged on outstanding borrowings was at the prime rate.  Weighted average borrowings for fiscal 2010 were $234,000 at an effective interest rate of 3.0%.

Financial fund management − secured note.  In June 2006, the Company borrowed $1.5 million from JP Morgan under a promissory note for the purchase of its equity investment in a CDO issuer the Company sponsored and manages.  The note, which required quarterly payments of principal and interest at LIBOR plus 1.0%, was fully repaid in July 2010.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings, excluding LEAF subsequent to its anticipated deconsolidation in November 2011 (see Note 27), for the next five fiscal years ending September 30, and thereafter, are as follows (in thousands):

2012	$10,787
2013	7,675
2014	10,194
2015	1,912
2016	219
Thereafter	9,729
$40,516

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

The Guggenheim commercial finance secured revolving credit facility is subject to certain financial covenants including average cumulative net loss percentage as well as delinquency and default, senior leverage, and interest coverage ratios.

The Company was in compliance with all of its debt covenants as of September 30, 2011.

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

	Years Ended
	September 30,
	2011		2010
Balance, beginning of period		$(2,362)	$	−
Additions		−		(2,478)
Amortization (1)		88		116
Elimination of the servicing liability due to the contribution of the RCC portfolio in the formation of LEAF		2,274		−
Balance, end of period	$	−		$(2,362)

(1)	Amortization of the servicing liability was included as a reduction of commercial finance revenues in the consolidated statements of operations.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

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

      The following table reflects the changes in comprehensive loss (in thousands):

	Years Ended September 30,
	2011	2010	2009
Net loss	$(7,429)	$(16,675)	$(16,534)

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(1,643), $1,481 and $(1,391)	(2,564)	2,160	638
Less: reclassification for losses realized, net of tax of $566, $568 and $3,484	904	870	3,844
	(1,660)	3,030	4,482

Minimum pension liability adjustments, net of tax of $(432), $(223) and $(673)	(632)	(257)	(569)
Less: reclassification for losses realized, net of tax of $129, $116 and $84	169	147	108
	(463)	(110)	(461)

Unrealized (loss) gain on hedging contracts, net of tax of $(58), $109, and $(2,256)	(75)	192	(768)
Transfer of interest rate swaps and caps to affiliated entities, net of tax of $0, $0 and $3,574	−	−	3,170
Swap termination due to expiration, net of tax of $0, $0 and $233	−	−	319
Foreign currency translation gain (loss)	368	(384)	(280)
Comprehensive loss	(9,259)	(13,947)	(10,072)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(775)	3,249	386
Comprehensive loss attributable to common shareholders	$(10,034)	$(10,698)	$(9,686)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments		SERP Pension Liability	Total
Balance, September 30, 2009, net of tax of $(8,119), $(252), $0 and $(1,859)	$(12,791)	$(388)		$16	$(2,397)	$(15,560)
Changes during fiscal 2010	3,030	217		(384)	(110)	2,753
Balance, September 30, 2010, net of tax of $(6,071), $(146), $0 and $(1,966)	(9,761)	(171)		(368)	(2,507)	(12,807)
Changes during fiscal 2011	(1,660)	(51)		368	(463)	(1,806)
Balance, September 30, 2011, net of tax of $(7,147), $(202), $0 and $(2,271)	$(11,421)	$(222)	$	−	$(2,970)	$(14,613)

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 15 – DERIVATIVE INSTRUMENTS

The Company’s investments in commercial finance assets have been structured on a fixed-rate basis, but some of the Company’s related borrowings were obtained on a floating-rate basis.  As a result, the Company was exposed to risk if interest rates rose, which in turn would increase the Company’s borrowing costs.  In addition, when the Company acquired commercial finance assets, it based its pricing, in part, on the spread it expected to achieve between the interest rate it charged its customers and the effective interest cost the Company paid when it funded the respective borrowings.  Increases in interest rates that increased the Company’s permanent funding costs between the time the assets were originated and the time they were funded could narrow, eliminate or even reverse this spread.  In conjunction with the securitization of its commercial finance assets in October 2011 (see Note 27), three of the four outstanding swap contracts were terminated.

Historically, to manage its interest rate risk, the Company employed a hedging strategy using derivative financial instruments such as interest rate swaps, which were designated as cash flow hedges.  Accordingly, changes in fair value of those derivatives were recorded in accumulated other comprehensive loss and were subsequently reclassified into earnings when the hedged forecasted interest payments were recognized in earnings.  The Company does not use derivative financial instruments for trading or speculative purposes.  The Company managed the credit risk of possible counterparty default in the derivative transactions by dealing exclusively with counterparties with high credit quality.  The Company has an agreement with its derivative counterparty that incorporates the loan covenant provisions of the Company's indebtedness with a lender affiliate of the derivative counterparty.  Failure to comply with the loan covenant provisions could result in the Company being in default on any derivative instrument obligations covered by the agreement.  As of September 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $404,000, net of accrued interest.  As of September 30, 2011, the Company had posted $300,000 in cash collateral as security for any unfunded liability related to these agreements.  If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at their termination value of $421,000.

Derivative instruments were reported at fair value as of September 30, 2011 as follows (in thousands, except number of contracts):

	Notional Amount	Termination Date of Swap	Derivative Liability Reported in Accrued Expenses and Other Liabilities	Number of Contracts
Interest rate swaps designated as cash flow hedges	$60,615	March 15, 2015	$404	4

      As of September 30, 2011, included in accumulated other comprehensive loss were unrealized net losses of $181,000 (net of tax benefit and noncontrolling interests of $223,000) on four swaps.  The Company recognized no gain or loss during fiscal 2011 for hedge ineffectiveness.

      In addition, included in accumulated other comprehensive loss as of September 30, 2011 and 2010 is a net unrealized loss of $41,000 (net of tax benefit of $28,000) and a net unrealized loss of $171,000 (net of tax benefit of $146,000 and noncontrolling interest of $25,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF Financial, in which the Company owns an equity interest.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 16 –NONCONTROLLING INTERESTS

The following table presents the activity in noncontrolling interests during fiscal 2011 (in thousands):

Noncontrolling interests, beginning of year	$(2,873)
Net income	799
Restricted stock awards	40
Other comprehensive loss	(24)
Transactions related specifically to the January 2011 formation of LEAF:
Exchange of LEAF Financial common stock held by management for LEAF common stock	3,467
LEAF common stock issuance costs	(221)
Warrants issued to Guggenheim (see Note 12)	452
Issuance of LEAF preferred stock and warrants to RCC	36,213
Cash portion of LEAF preferred stock dividends to RCC	(493)
39,418
Noncontrolling interests, end of year	$37,360

NOTE 17 - INCOME TAXES

The following table details the components of the Company's benefit for income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2011	2010	2009
Current tax provision:
Federal	$51	$1,379	$2,238
State	574	535	475
Foreign	425	−	32
Total current tax provision	1,050	1,914	2,745

Deferred tax (benefit) provision:
Federal	(4,668)	(5,795)	(10,777)
State	(2,056)	(223)	(2,472)
Foreign	1,067	1,454	−
Total deferred tax benefit	(5,657)	(4,564)	(13,249)

Total income tax benefit	$(4,607)	$(2,650)	$(10,504)

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2011	2010	2009
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	13	12	5
Deferred tax adjustments	12	(7)	−
Taxable foreign distributions	(6)	−	−
Valuation allowance for deferred tax assets	(4)	(18)	4
Equity-based compensation expense	(3)	(8)	(1)
Other items	−	(1)	(3)
	47%	13%	40%

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 17 - INCOME TAXES – (Continued)

Deferred tax assets/liabilities are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.  The components of deferred tax assets, net, are as follows (in thousands):

	September 30,
	2011	2010
Deferred tax assets related to:
Federal, foreign, state and local operating loss carryforwards	$23,594	$17,540
Capital loss carryforwards	24,752	14,319
Unrealized loss on investments	9,830	10,079
Provision for credit losses	4,627	−
Accrued expenses	3,685	277
Employee stock option and restricted stock awards	1,242	3,456
Investments in partnership interests	41	1,756
Property and equipment basis differences	681	774
Gross deferred tax assets	68,452	48,201
Less: valuation allowance	(4,858)	(4,498)
	63,594	43,703

Deferred tax liabilities related to:
Investments in partnership interests	(12,013)	(70)
Provision for credit losses	−	(341)
	(12,013)	(411)

Deferred tax assets, net	$51,581	$43,292

At September 30, 2011, the Company had gross federal, state and local net operating tax loss carryforwards ("NOLs") of $222.5 million (a deferred tax asset of $23.6 million) that will expire between fiscal 2012 and 2032.  The Company believes it will be able to utilize up to $142.4 million of these NOLs (tax effected benefit of $19.4 million) prior to their expiration and has changed its gross valuation allowance from $84.8 million to $80.1 million (tax effected expense of $4.2 million).  In addition, a valuation allowance was established against gross state timing differences of $1.0 million (tax effected expense of $650,000) that the Company believes it will not be able to use.  Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised.  Management believes it is more likely than not that the other net deferred tax assets will be realized based on tax planning strategies that will generate future taxable income during the periods in which these temporary differences become deductible.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York.  The Company is currently undergoing a New York State examination for fiscal 2007 through 2009.  The Company is not subject to IRS examination for fiscal years before 2008 and is not subject to state and local income tax examinations for fiscal years before 2005.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 18 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period, inclusive of nonvested share-based awards that are entitled to receive non-forfeitable dividends.  The diluted earnings (loss) per share (“Diluted EPS”) computation takes into account the effect of potential dilutive common shares.  Potential common shares, consisting primarily of stock options, warrants and director deferred shares, are calculated using the treasury stock method.

Effective October 1, 2009, the Company adopted and retrospectively applied a FASB-issued standard that requires nonvested share-based awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in computing earnings (loss) per share.  The adoption of this standard increased the weighted average number of shares by 672,000 for fiscal 2009, which reduced the loss per share by $0.03 from the previously reported loss per share of $0.84 to $0.81, as revised.

      For fiscal 2011, 2010 and 2009, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Accordingly, the following were excluded from the Diluted EPS computation as of September 30, 2011, 2010 and 2009: outstanding options to purchase 2.1 million,  2.5 million, and 2.5 million shares of common stock at a weighted average price per share of $9.90, $9.03, and $9.04, respectively, and warrants to purchase 3,690,000, 3,690,000 and 3,053,000 shares of common stock, at a weighted average exercise price per share of $5.11, respectively.  Additionally as of September 30, 2010 and 2009, there were 69,300 and 69,300 shares, respectively, of restricted stock (at a fair value of $16.42 per share) outstanding that did not have participating rights and, as such, were also excluded from the Diluted EPS calculation.

NOTE 19 - BENEFIT PLANS

Employee stock options.  As of September 30, 2011, the Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Equity awards from these plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years from the date of grant.

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

The Company did not grant any options during fiscal 2011, 2010 or 2009.

At September 30, 2011, 2010 and 2009, the Company had unamortized compensation expense related to unvested stock options of $45,000, $202,000 and $453,000, respectively.  The balance of the unamortized compensation at September 30, 2011 will be fully expensed during fiscal 2012.  For fiscal 2011, 2010 and 2009, the Company recorded option compensation expense of $165,000, $226,000 and $613,000, respectively.

Restricted stock.  During fiscal 2011, 2010 and 2009, the Company awarded a total of 214,568, 399,156 and 225,839 shares of restricted stock, respectively, valued at $1.4 million, $1.7 million and $828,000, respectively, and recorded compensation expense for outstanding restricted stock of $1.9 million, $2.7 million and $3.4 million (of which $33,000, $232,000 and $600,000 related to the accelerated vesting of awards for certain terminated employees), respectively.

In January 2011, in connection with the formation of LEAF, all of the outstanding restricted stock of LEAF Financial held by its senior management were exchanged for 1,000 shares of restricted stock of LEAF.  The Company recorded equity-based compensation expense related to the LEAF and LEAF Financial restricted stock of $94,000, $57,000 and $142,000 for fiscal 2011, 2010 and 2009, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 19 - BENEFIT PLANS − (Continued)

Performance-based awards.  The Company issues performance-based awards which are earned based on the achievement of specified goals as of a designated measurement date.  The goals typically include such measures as earnings per share, return on equity, revenues and assets under management.  During fiscal 2011, 2010 and 2009, the Company awarded 36,000, 0, and 100,000 shares of performance-based restricted stock, respectively, and recorded compensation expense of $0, $96,000 and $113,000 during fiscal 2011, 2010 and 2009, respectively, related to performance awards that had been earned.  There were no unvested earned awards outstanding during fiscal 2011.

Unearned Performance-based Restricted Stock	Shares
Outstanding, beginning of year	100,000
Awarded	36,000
Earned	0
Forfeited	0
Outstanding, end of year	136,000

Aggregate information regarding the Company’s employee stock options as of September 30, 2011 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options Outstanding	Shares	Price	Life	Value
Balance, beginning of year	2,506,600	$9.04
Granted	−	$ −
Exercised	(404,041)	$(4.73)
Forfeited and/or expired	(19,344)	$(5.08)
Balance, end of year	2,083,215	$9.90	2.5	$1,636,000

Exercisable, September 30, 2011	2,060,528	$9.90
Available for grant	778,359 (1)

(1)
At the Company’s 2011 Annual Meeting, shareholders approved an 800,000 increase in the shares authorized for grant under the Company’s 2005 Plan.  The shares available for grant reflect this increase, as reduced by restricted stock award grants, net of forfeitures.

The following table summarizes the activity for nonvested employee stock options and restricted stock (excluding performance-based awards) during fiscal 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Outstanding, beginning of year	60,500		$5.06
Granted	−	$	−
Vested	(36,313)		$(6.09)
Forfeited and/or expired	(1,500)		$(4.02)
Outstanding, end of year	22,687		$3.48

Nonvested Restricted Stock
Outstanding, beginning of year (1)	741,086		$7.40
Granted	214,568		$6.53
Vested and issued	(300,127)		$(10.07)
Forfeited	(6,520)		$(9.99)
Outstanding, end of year	649,007		$5.85

(1)
At September 30, 2010, included 69,300 shares of nonvested restricted stock that did not have dividend equivalent rights and, therefore, were excluded from the shares outstanding in the consolidated balance sheets; these shares were fully vested and were issued during fiscal 2011.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 19 - BENEFIT PLANS − (Continued)

Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has two plans for its non-employee directors (“Eligible Directors”), the 1997 Director Plan and the 2002 Director Plan.  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.

The 1997 Director Plan has issued all of its authorized 173,450 units.  As of September 30, 2011 and 2010, there were 104,070 units vested and outstanding under this plan.

      Eligible Directors are eligible to participate in the 2002 Director Plan.  Upon becoming a director, each Eligible Director receives units equal to a share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to their share compensation divided by the closing price of the Company’s common stock on the date of grant.  Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service.  Upon termination of service by an Eligible Director, shares of common stock are issued for vested units and all nonvested units are forfeited.  The 2002 Director Plan provides for the issuance of 173,450 units and terminates on April 29, 2012, at which time the plan will no longer be able to make any additional grants (any grants outstanding at that time will be unaffected). As of September 30, 2011, there were 134,667 units outstanding (of which 100,552 were vested) under the 2002 Director Plan.

Aggregate information regarding the Company’s two director plans at September 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Director Units
Outstanding, beginning of year	217,507	$6.57
Granted	21,230	$6.36
Outstanding, end of year	238,737	$6.56

Vested units	204,622	$6.46
Available for grant	778,359

The following table summarizes the activity for outstanding nonvested director units during fiscal 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Director Units
Outstanding, beginning of year	34,050		$7.71
Granted	21,230		$6.36
Vested	(21,165)		$(5.31)
Forfeited	−	$	−
Outstanding, end of year	34,115		$8.36

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 19 - BENEFIT PLANS − (Continued)

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older, have completed 1,000 hours of service and been employed by the Company for one year.  Contributions to the ESOP were funded by the Company as set forth in the plan.  The ESOP used a loan from the Company to acquire 105,000 shares of the Company's common stock.  The loan was fully repaid in fiscal 2008 and all shares held by the Plan have been allocated to participants’ accounts.  Vested shares held by the plan are distributed upon the termination of the participant’s employment with the Company or upon the termination of the ESOP.  In December 2008, the Company filed an application under the voluntary correction program ("VCP") with the Internal Revenue Service (“IRS”) in order to correct certain compliance errors that were made with respect to the ESOP.  The Company has finalized the corrections required under the VCP compliance statement.  Furthermore, the United States Department of Labor (“DOL”) closed its audits of the ESOP and the Resource America, Inc. Investment Savings Plan (“401(k) Plan”) for the plan years from 2005 to 2009 without any significant changes or corrections required. The Company has decided to terminate the ESOP and, in connection with this termination, has filed for a final determination letter with the IRS.  After receipt of this final determination letter (which the Company anticipates will be received in early fiscal 2012), the Company plans to distribute the available plan assets to participants and liquidate the ESOP trust.  There was no compensation expense recorded related to this plan during fiscal 2011, 2010 or 2009.

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  The Company will match 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1,000 hours of service and having been employed by the Company for one year.  The match contribution vests over a period of five years.   In May 2010, the Company discovered errors in the calculation of the employer match and the calculation of the vested percentages for some employees and has paid the amounts required to correct the Plan.  In January 2011, the Company filed for approval of these corrections under a VCP. The Company has recorded compensation expense of $712,000, $1.1 million and $951,000 for matching contributions during fiscal 2011, 2010 and 2009, respectively.

SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The 1999 Trust, a secular trust, purchased and holds 100,000 shares of the common stock of TBBK ($716,000 fair value at September 30, 2011).  The Company holds an additional 33,509 shares of TBBK common stock as well as $3,000 in cash at September 30, 2011 to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Years Ended September 30,
	2011	2010	2009
Interest cost	$366	$430	$484
Less: expected return on plan assets	(66)	(59)	(53)
Plus: Amortization of unrecognized loss	298	263	192
Net cost	$598	$634	$623

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 19 - BENEFIT PLANS − (Continued)

The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	September 30,
	2011	2010
Projected benefit obligation, beginning of year	$7,626	$7,486
Interest cost	366	430
Actuarial loss	1,062	548
Benefit payments	(838)	(838)
Projected benefit obligation, end of year	$8,216	$7,626

Fair value of plan assets, beginning of year	$1,106	$979
Actual gain on plan assets	61	127
Fair value of plan assets, end of year	$1,167	$1,106

Unfunded status	$(7,049)	$(6,520)
Unrecognized net actuarial loss	5,241	4,473
Net accrued cost	$(1,808)	$(2,047)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(7,049)	$(6,520)
Accumulated other comprehensive loss	2,970 (1)	2,507 (1)
Deferred tax asset	2,271	1,966
Net liability recognized	$(1,808)	$(2,047)

(1)	The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next fiscal year is $334,000.

As of September 30, 2011, the fair value of the SERP plan asset by level within the fair value hierarchy was as follows (in thousands):

	Level 1	Level 2		Level 3		Total
Asset:
Equity securities - TBBK	$1,167	$	−	$	−	$1,167

The SERP is expected to make benefit payments based on the same assumptions used to measure the Company’s benefit obligation at September 30, 2011 (4.1% discount rate, 6% expected return on assets) over the next five fiscal years ending September 30, and thereafter, as follows (in thousands):

2012	$838
2013	838
2014	821
2015	764
2016	739
Thereafter	3,228
$7,228

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 20 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30,
	2011	2010
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$29,725	$41,722
Real estate investment entities (2)	19,796	18,491
Financial fund management investment entities	2,652	3,065
RCC	2,539	2,811
Other	103	327
Receivables from managed entities and related parties	$54,815	$66,416

Payables due to managed entities and related parties, net:
Real estate investment entities	$1,010	$122
RCC	222	34
Payables to managed entities and related parties	$1,232	$156

(1)
Reflects $8.3 million of reserves for credit losses related to management fees owed from two commercial finance investment entities that, based on a change in estimated cash distributions, are not expected to be collectible.  Also includes a discount of $293,000 in connection with management fees and reimbursed expenses that the Company expects to receive in the future.

(2)	Reflects $2.2 million of reserves for credit losses related to management fees owed from two real estate investment entities that, based on projected cash flows, are not expected to be collectible.

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Years Ended September 30,
	2011	2010	2009
Fees from unconsolidated investment entities:
Real estate (1)	$13,480	$12,637	$11,343
Financial fund management (2)	4,391	3,445	3,105
Commercial finance (3)	−	10,637	20,168
RCC:
Management, incentive and servicing fees (4)	12,270	10,938	8,361
Dividends	2,455	2,278	3,405
Reimbursement of costs and expenses	2,688	1,794	600
Resource Real Estate Opportunity REIT, Inc. – reimbursement of costs and expenses	1,843	1,824	−
Atlas Energy, L.P. – reimbursement of net costs and expenses	1,070	871	1,369
1845 Walnut Associates Ltd. – payment of rent and operating expenses	(706)	(567)	(475)
Ledgewood P.C. – payment for legal services	(555)	(295)	(549)
Graphic Images, LLC – payment for printing services	(111)	(94)	(133)
9 Henmar LLC – payment of broker/consulting fees	(50)	(55)	(81)
The Bancorp, Inc. – reimbursement of net costs and expenses	34	−	−

(1)
Reflects discounts recorded by the Company of $512,000, $463,000 and $394,000 recorded in fiscal 2011, 2010 and 2009 in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)
For fiscal 2010, excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships.  For fiscal 2009, excludes a $1.7 million reduction in the Company’s clawback liability associated with two Trapeza partnerships.

(3)	During fiscal 2011, 2010 and 2009, the Company waived $8.1 million, $3.8 million and $425,000, respectively, of its fund management fees from its commercial finance investment entities, respectively.

(4)	Included in fiscal 2009 is a $180,000 fee the Company received from RCC related to a one-day $4.5 million loan, which was repaid in full.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 20 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with RCC.  Since March 2005, the Company has had a management agreement with RCC pursuant to which it provides certain services, including investment management and certain administrative services for RCC.  The agreement, which had an original maturity date of March 31, 2009, continues to automatically renew for one-year terms unless at least two-thirds of the independent directors or a majority of the outstanding common shareholders agree to not renew it.  The Company receives a base management fee, incentive compensation, property management fees and reimbursement for out-of-pocket expenses.  The base management fee is equal to 1/12th of the amount of RCC’s equity, as defined by the management agreement, multiplied by 1.50%.  In October 2009 and January 2010, the management agreement was further amended such that RCC will directly reimburse the Company for the wages and benefits of its chief financial officer, an executive officer who devotes all of his time to serve as RCC’s chairman of the board, and three accounting professionals, each of whom will be exclusively dedicated to the operations of RCC, and a director of investor relations who will be 50% dedicated to RCC's operations.  In August 2010, the agreement was further amended to reduce the incentive management fee earned by the Company for any fees paid directly by RCC to employees, agents and/or affiliates of the Company with respect to profits earned by a taxable REIT subsidiary of RCC.

In February 2011, the Company entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDOs holding approximately $1.7 billion in bank loans whose management contracts RCC had acquired.  In connection with the services provided, in February 2011 the management agreement was further amended to permit RCC to pay the Company 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects and reimburse its expenses relative to the management of these CDOs.

On July 20, 2011, RCC agreed to provide LEAF with up to $10.0 million in debt financing, of which $6.9 million was funded as of September 30, 2011.  The loan bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  In conjunction with the November 2011 LCC Transaction, the loan was settled (see Note 27).

In January 2010, RCC advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment entities.

      LEAF Financial originated and managed commercial finance assets on behalf of RCC prior to the formation of LEAF in January 2011.  The leases and loans were typically sold to RCC at fair value plus an acquisition fee of 1% in addition to a 1% fee to then service the assets.  During fiscal 2011, LEAF Financial sold $2.3 million of  leases and loans to RCC prior to the formation of LEAF.  During fiscal 2010, LEAF Financial sold approximately $116.0 million of leases and loans to RCC for which LEAF Financial did not receive acquisition or servicing fees and, accordingly, recognized a loss of $7.5 million, consisting of an estimated loss reserve of $3.0 million (up to a maximum of approximately $5.9 million of delinquent assets could be returned), a servicing liability of $2.5 million and a $2.0 million write-off of previously unreimbursed capitalized costs associated with the portfolio.  During fiscal 2010, LEAF Financial also sold an additional $10.3 million of leases and loans to RCC.  In fiscal 2009, LEAF Financial sold $6.1 million of leases and loans to RCC.  In addition, from time to time, LEAF Financial repurchased leases and loans from RCC at a price equal to their fair value as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment is upgraded and facilitation of the timely resolution of problem accounts when collection is considered likely.  LEAF Financial repurchased $0, $140,000 and $1.4 million of leases and loans from RCC during fiscal 2011, 2010 and 2009, respectively.

In June 2009, one of LEAF Financial’s investment partnerships acquired net assets of $89.8 million, primarily a pool of leases, and assumed $82.3 million in related debt from a subsidiary of RCC.  No gain or loss was recognized by any of the parties on the acquisition or sale.  In relation to this transaction, the Company owed $7.5 million to RCC under a promissory note bearing interest at LIBOR plus 3%.  In addition, the Company was due $3.0 million from the investment partnership for this transaction.  The note was repaid in full to RCC and the Company received full repayment from the investment partnership in August 2009.

In December 2009, the Company recorded an adjustment of $200,000 ($173,000 net of tax) related to equity-based compensation expense for previously issued RCC restricted stock and options awarded to members of the Company’s management.  The Company determined that the amounts that related to prior fiscal years and quarters were immaterial to all prior fiscal years and quarters, including the impact on earnings per share and, therefore, recognized the full adjustment during the first quarter of fiscal 2010.  Additionally, the impact on full-year net earnings for fiscal 2010 was immaterial.

Resource Securities has periodically facilitated transactions on behalf of RCC.  No fees have been charged by Resource Securities related to these transactions.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 20 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Transactions between LEAF Financial and its investment entities.  LEAF Financial originates and manages leases and loans on behalf of its investment entities (collectively, the “LEAF Funds”) for which it also is the general partner.  The leases and loans are sold to the LEAF Funds at fair value plus an origination fee not to exceed 2%.  During fiscal 2011, 2010 and 2009, LEAF Financial sold $821,000, $65.9 million and $275.2 million, respectively, of leases and loans to the LEAF Funds.  In addition, from time to time LEAF Financial repurchases leases and loans from the LEAF Funds.  During fiscal 2010 and 2009, LEAF Financial repurchased $0, $6.0 million and $1.2 million, respectively, of leases and loans from the LEAF Funds at a price equal to their fair value.

Relationship with Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”).  The Company formed RRE Opportunity REIT in fiscal 2009 and the registration statement for this fund became effective with the United States Securities and Exchange Commission in June 2010.  The Company is entitled to receive reimbursements for costs associated with the formation and operating expenses of RRE Opportunity REIT.  As of September 30, 2011, the Company had a $3.9 million receivable due from RRE Opportunity REIT.

On June 17, 2011, the Company loaned $1.4 million to RRE Opportunity REIT at a rate of interest of 6.5% with a maturity of six months.  The loan was repaid on June 28, 2011, along with related interest.

Relationship with Atlas Energy, L.P. (“Atlas”).  Mr. E. Cohen is the Company’s Chairman of the Board and is the chief executive officer (“CEO”) and president of the general partner of Atlas, and Mr. Jonathan Z. Cohen (“Mr. J. Cohen”), the Company’s CEO and President, is the general partner’s chairman of the board.  Atlas subleases office space from the Company and also reimburses the Company for certain shared services.  At September 30, 2011, the Company had a $79,000 receivable balance from Atlas.

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

      Relationship with Ledgewood P.C. (“Ledgewood”).  Until March 2006, Mr. Jeffrey F. Brotman was the managing member of Ledgewood, which provides legal services to the Company.  Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of the Company.  In addition, Mr. Brotman was a trustee of the SERP retirement trusts until he joined the Company.  In connection with his separation, Mr. Brotman will receive payments from Ledgewood through 2013.

Mr. E. Cohen, who was of counsel to Ledgewood until April 1996, receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.

      Relationship with Graphic Images, LLC (“Graphic Images”).  The Company utilizes the services of Graphic Images, a printing company, whose principal owner is the father of the Company’s Chief Financial Officer.  For fiscal 2011, 2010 and 2009, the Company paid to Graphic Images $111,000, $94,000 and $133,000, respectively.

Relationship with retirement trusts.  The Company has established two trusts to fund the SERP for Mr. E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($716,000 fair value at September 30, 2011).  See “Relationship with TBBK,” below. This trust and its assets are not included in the Company’s consolidated balance sheets.  However, trust assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” holds 33,509 shares of common stock of TBBK carried at fair value ($240,000 at September 30, 2011).  The carrying value of all of the assets in the 2000 Trust was $243,000 and $878,000 at September 30, 2011 and 2010, respectively.  The Company intends to sell the remaining assets in the Rabbi 2000 Trust in order to fund future benefit payments.  The SERP liability of $7.0 million is included in accrued expenses and other liabilities.

Relationship with 9 Henmar LLC (“9 Henmar”).  The Company owns interests in the Trapeza entities that have sponsored CDO issuers and manage pools of trust preferred securities acquired by the CDO issuers.  The Trapeza entities and CDO issuers were originated and developed in large part by Mr. Daniel G. Cohen (“Mr. D. Cohen”).  The Company agreed to pay Mr. D. Cohen’s company, 9 Henmar, 10% of the fees the Company receives, before expenses, in connection with the first four Trapeza CDOs that the Company sponsored and manages.  In fiscal 2011, 2010 and 2009, the Company paid 9 Henmar $50,000, $55,000 and $81,000, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 20 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS − (Continued)

Relationship with TBBK.  Mr. D. Cohen is the chairman of the board and Mrs. Betsy Z. Cohen, (“Mrs. B. Cohen”, who is the wife of Mr. E. Cohen (Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen and D. Cohen) is the CEO of TBBK and its subsidiary bank.  Beginning in June 2011, the Company sublet a portion of its New York office space to TBBK.  In fiscal 2011 and 2009, the Company sold 90,210 and 99,318 of its shares of TBBK common stock for $790,000 and $601,000, respectively, and realized a gain of $186,000 and a loss of $393,000, respectively.  The Company did not sell any of its TBBK stock during fiscal 2010.  In addition, TBBK provides banking and operational services for LEAF Financial.  During fiscal 2011, 2010 and 2009, LEAF Financial paid $5,000, $13,000, and $57,000, respectively, in fees to TBBK.  Additionally, the Company held cash deposits of $41,000 and $31,000 at TBBK at September 30, 2011 and 2010, respectively.

Relationship with certain directors, officers, employees and other related parties.  The Company serves as the general partner of seven partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest.  The total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Mr. J. Cohen is entitled to receive 10%.  Nine individuals, five of whom are employees of the Company, are entitled to receive the remaining 38.5%.  No carried interest has been earned by any of the individuals through September 30, 2011.

Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the properties underlying three of the Company’s real estate loans and certain other real estate assets.  Mr. Adam Kauffman, president of BCMI, or an entity affiliated with him, has also acted as the general partner, president or trustee of one of the borrowers on the loans.  Mr. E. Cohen is the chairman of BCMI.

During fiscal 2009, the Company paid a $90,000 fee to BCMI in connection with the final resolution of one of its legacy real estate assets.

In March 2008, the Company sold a 19.99% interest in an indirect subsidiary that holds a hotel property in Savannah, Georgia to a limited liability company owned by Mr. Kauffman for $1.0 million plus $130,000 in fees, and recognized a gain of $612,000.  The terms of the sale agreement provide for a purchase option by Mr. Kauffman to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased.  The purchase option expired in July 2011.  Mr. Kauffman now has a right-of-first-offer to purchase the balance of the Company’s interest in the hotel.

During fiscal 2011, the Company agreed to increase its advances to an affiliated real estate limited partnership under a revolving note to $3 million (from $2.0 million), bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.2 million and $1.6 million as of September 30, 2011 and 2010, respectively.

NOTE 21 – OTHER INCOME, NET

The following table details other income, net (in thousands):

	Years Ended September 30,
	2011	2010	2009
RCC dividend income	$2,455	$2,278	$3,405
Interest income	547	434	340
Other expense, net	(760)	(121)	(196)
Other income, net	$2,242	$2,591	$3,549

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 22 – FAIR VALUE

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

As of September 30, 2011, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities		$12,768	$	−		$2,356	$15,124
Retained financial interest – commercial finance		−		−		22	22
Total		$12,768	$	−		$2,378	$15,146

Liabilities:
Interest rate swap	$	−		$404	$	−	$404

As of September 30, 2010, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$16,135	$	−	$6,223	$22,358
Retained financial interest – commercial finance	−		−	273	273
Total	$16,135	$	−	$6,496	$22,631

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during fiscal 2011 (in thousands):

	Investment Securities	Retained Financial Interest
Balance, beginning of year	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,946)	−
Loss on sale of investment securities, net	(1,470)	−
Income accreted	948	−
Payments and distributions received	(861)	(251)
Change in unrealized losses – included in accumulated other comprehensive loss	462	−
Balance, end of year	$2,356	$22

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 22 – FAIR VALUE– (Continued)

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during fiscal 2010 (in thousands):

	Investment Securities	Retained Financial Interest
Balance, beginning of year	$8,245	$	−
Purchases, sales, issuances and settlements, net	(2,740)		299
Change in unrealized losses – included in accumulated other comprehensive loss	1,894		−
Income accreted	2,118		−
Other-than-temporary impairment loss	(480)		−
Loss on sale of investment securities, net	(451)		−
Payments and distributions received	(2,363)		(26)
Balance, end of year	$6,223		$273

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

Guggenheim Securities - secured revolving facility.  The proceeds from this loan were allocated to the revolving facility and the warrants issued to the lender based on their relative fair values, as determined by an independent third-party appraiser.  The appraiser determined the fair value of the debt based primarily on the interest rates of similarly rated notes with similar terms.  The appraiser assessed the fair value of the equity of LEAF in making its determination of the fair value of the warrants (Level 3).

      Interest rate swaps.  These instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy (Level 2).

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 22 – FAIR VALUE– (Continued)

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

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
Year Ended September 30, 2011
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$310	$310
Receivables from managed entities – commercial finance and real estate		−		−	18,941	18,941
Total	$	−	$	−	$19,251	$19,251
Liabilities:
Guggenheim – secured revolving credit facility	$	−	$	−	$49,266	$49,266
Total	$	−	$	−	$49,266	$49,266

Year Ended September 30, 2010
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$190	$190
Receivables from managed entities – commercial finance and real estate		−		−	9,922	9,922
Total	$	−	$	−	$10,112	$10,112
Liabilities:
Servicing liability	$	−	$	−	$2,478	$2,478
Senior Notes		−		−	2,239	2,239
Total	$	−	$	−	$4,717	$4,717

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 22 – FAIR VALUE– (Continued)

The fair value of financial instruments is as follows (in thousands):

	September 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities (1)	$54,815	$39,224	$66,416	$60,204
Investments in commercial finance – loans held for investment	19,640	19,550	1,661	1,011
	$74,455	$58,774	$68,077	$61,215
Borrowings: (2)
Commercial finance debt	$183,146	$183,146	$20,750	$20,750
Corporate secured credit facilities and note	8,743	8,743	14,127	14,127
Real estate debt	10,700	10,700	12,005	11,265
Senior Notes	16,263	17,438	14,317	16,884
Other debt	3,807	2,909	4,911	3,916
	$222,659	$222,936	$66,110	$66,942

(1)
Certain of the receivables from managed entities at September 30, 2011 and 2010 have been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate, as adjusted for liquidity risk.

(2)
The carrying value of the Company’s corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates.  The carrying value of the Company’s commercial finance debt approximates its fair value due to its recent issuance at September 30, 2011 and 2010.  The carrying value of the Company’s real estate debt approximates fair value due to its recent issuance at September 30, 2011 and is estimated using current interest rates for similar loans at September 30, 2010.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes.  The carrying value of the Company’s other debt is estimated using current interest for similar loans at September 30, 2011 and 2010.  This disclosure excludes instruments valued on a recurring basis.

NOTE 23 - COMMITMENTS AND CONTINGENCIES

Leases. The Company leases office space and equipment under leases with varying expiration dates through 2020.  Rental expense, net of subleases, was $3.2 million, $3.2 million and $4.0 million for fiscal 2011, 2010 and 2009, respectively.  The Company’s office space leases in New York and in Philadelphia contain extension clauses.  The Company has the ability to extend the New York lease for an additional five-year term, and one of the Philadelphia leases provides three options to extend for additional five-year terms.  At September 30, 2011, future minimum rental commitments (net of subleases) under operating leases over the next five fiscal years ending September 30, and thereafter (excluding LEAF, see Note 27) were as follows (in thousands):

2012	$1,921
2013	1,609
2014	1,204
2015	1,206
2016	1,222
Thereafter	4,008
$11,170

Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $116,000 as of September 30, 2011 and 2010, respectively.  As of September 30, 2011 and 2010, Resource Securities net capital was $254,000 and $393,000, respectively, which exceeded the minimum requirements by $154,000 and $277,000, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SEPTEMBER 30, 2011

NOTE 23 - COMMITMENTS AND CONTINGENCIES – (Continued)

Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at September 30, 2011 and 2010.

Legal proceedings.  In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants – investment banks, rating agencies, collateral managers, including TCM, and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc.  The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment.  First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza), fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations.  Specifically, with respect to Trapeza, First Community alleges that it purchased $20 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan.  Trapeza believes that none of First Community’s claims have merit and intends to vigorously contest this action.

The Company also a party to various routine legal proceedings arising out of the ordinary course of business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or operations.

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

In July 2011, the Company entered into an agreement with one of the TIC programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company advanced funds totaling $1.4 million as of September 30, 2011.

The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

      As of September 30, 2011, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

NOTE 24 – DISCONTINUED OPERATIONS

      In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the current property owner relinquishing certain control rights, the Company would make payments to the owner under stipulated circumstances.  On April 7, 2011, the Company was formally notified that a trigger event had occurred on March 17, 2011 and, accordingly, it accrued the present value of $3.4 million for the payout due to the owner under the agreement, which was reflected as a $2.2 million loss, net of tax, from discontinued operations in the consolidated statements of operations.

The discontinued operations for fiscal 2010 and 2009 primarily reflect the reversal of previously recorded interest and penalty assessments related to IRS tax examinations for fiscal 2004 and 2005, which were settled in fiscal 2010.

The summarized operating results of discontinued operations are as follows (in thousands):

	Years Ended September 30,
	2011	2010	2009
(Loss) income from discontinued operations	$(3,387)	$622	$(377)
Benefit (provision) for income taxes	1,185	−	(67)
(Loss) income from discontinued operations, net of tax	$(2,202)	$622	$(444)

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2011

NOTE 25 - OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Year Ended September 30, 2011
Revenues from external customers	$30,275	$22,904	$22,460	$	−	$75,639
Equity in earnings (losses) of unconsolidated entities	8,105	2,937	(665)		−	10,377
Total revenues	38,380	25,841	21,795		−	86,016
Segment operating expenses	(24,465)	(20,562)	(15,207)		−	(60,234)
General and administrative expenses	(327)	(3,176)	−		(8,019)	(11,522)
Gain on sale of leases and loans	−	−	659		−	659
Provision for credit losses	(2,193)	−	(8,468)		−	(10,661)
Depreciation and amortization	(1,279)	(164)	(8,766)		(530)	(10,739)
Gain on sale of management contract	−	6,520	−		−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	−	4,426		−	4,426
(Loss) gain on sale of investment securities, net	−	(1,384)	−		186	(1,198)
Interest expense	(1,109)	−	(8,563)		(5,671)	(15,343)
Other income (expense), net	544	2,590	13		(905)	2,242
Pretax loss attributable to noncontrolling interests (2)	52	−	99		−	151
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	9,603	9,665	(14,012)		(14,939)	(9,683)
Intercompany interest (expense) income	−	−	(1,678)		1,678	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$9,603	$9,665	$(15,690)		$(13,261)	$(9,683)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Year Ended September 30, 2010
Revenues from external customers	$31,042	$27,243	$25,573	$	−	$83,858
Equity in earnings (losses) of unconsolidated entities	869	5,897	(1,896)		−	4,870
Total revenues	31,911	33,140	23,677		−	88,728
Segment operating expenses	(20,780)	(21,028)	(18,164)		−	(59,972)
General and administrative expenses	(316)	(3,668)	(428)		(8,560)	(12,972)
Loss on sale of leases and loans	−	−	(8,097)		−	(8,097)
Impairment of intangible assets	−	−	(2,828)		−	(2,828)
Provision for credit losses	(49)	(1)	(5,159)		−	(5,209)
Depreciation and amortization	(1,304)	(196)	(5,693)		(649)	(7,842)
Other-than-temporary impairment losses recognized in earnings	−	(480)	−		(329)	(809)
Interest expense	(1,074)	(3)	(6,271)		(5,738)	(13,086)
Loss on sale of loans and investment securities, net	−	(451)	−		−	(451)
Other income (expense), net	387	2,429	1		(226)	2,591
Pretax loss attributable to noncontrolling interests (2)	61	8	4,854		−	4,923
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	8,836	9,750	(18,108)		(15,502)	(15,024)
Intercompany interest (expense) income	−	−	(6,115)		6,115	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$8,836	$9,750	$(24,223)		$(9,387)	$(15,024)

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2011

NOTE 25 - OPERATING SEGMENTS – (Continued)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Year Ended September 30, 2009
Revenues from external customers	$26,077	$30,272	$49,900	$	−	$106,249
Equity in (losses) earnings of unconsolidated entities	(660)	3,072	(1,133)		−	1,279
Total revenues	25,417	33,344	48,767		−	107,528
Segment operating expenses	(22,038)	(20,468)	(25,179)		−	(67,685)
General and administrative expenses	(232)	(3,414)	(409)		(10,314)	(14,369)
Gain on sale of leases and loans	−	−	628		−	628
Provision for credit losses	(456)	(1,738)	(6,410)		−	(8,604)
Depreciation and amortization	(1,370)	(398)	(4,293)		(861)	(6,922)
Other-than-temporary impairment losses recognized in earnings	−	(8,466)	−		(73)	(8,539)
Interest expense	(966)	(5,014)	(10,524)		(3,695)	(20,199)
Loss on sale of loans and investment securities, net	−	(11,588)	−		(393)	(11,981)
Other income (expense), net	75	3,440	79		(45)	3,549
Pretax loss attributable to noncontrolling interests (2)	54	1,549	−		−	1,603
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	484	(12,753)	2,659		(15,381)	(24,991)
Intercompany interest (expense) income	−	−	(5,899)		5,899	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$484	$(12,753)	$(3,240)		$(9,482)	$(24,991)

Segment assets
September 30, 2011	$162,950	$39,246	$260,808		$(40,498)	$422,506
September 30, 2010	$155,434	$36,647	$81,053		$(39,292)	$233,842
September 30, 2009	$148,903	$34,596	$212,336		$(22,041)	$373,794

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

      Geographic information.  During fiscal 2011, the Company recognized a $5.1 million net gain on the sale of its management contract with, and equity investment in, REMI I.  Revenues generated from the Company’s European operations totaled $2.3 million and $2.6 million for fiscal 2010 and 2009, respectively.  Included in segment assets as of September 30, 2011, 2010 and 2009 were $5.4 million, $7.1 million and $5.6 million, respectively, of European assets.

      Major customer.  During fiscal 2011, 2010 and 2009, the management, incentive, servicing and acquisition fees that the Company received from RCC were 14%, 12% and 8%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2011

NOTE 26 – UNAUDITED QUARTERLY FINANCIAL DATA

The following sets forth the Company’s operating results by quarter (in thousands, except share data):

	December 31		March 31	June 30	September 30
Quarterly Results for Fiscal 2011 (1)
Revenues		$16,680	$20,347	$27,589	$21,400
Operating (loss) income		$(5,610)	$(3,679)	$3,764	$(956)
(Loss) income from continuing operations		$(1,192)	$(1,830)	$115	$(2,320)
Loss from discontinued operations	$	−	$(2,153)	$(23)	$(26)
Net (loss) income		$(1,192)	$(3,983)	$92	$(2,346)
Less: Net loss (income) attributable to noncontrolling interests		$625	$(283)	$(503)	$(638)
Net loss attributable to common shareholders		$(567)	$(4,266)	$(411)	$(2,984)

Basic and Diluted loss per common share:
Continuing operations		$(0.03)	$(0.11)	$(0.02)	$(0.15)
Discontinued operations		$0.00	$(0.11)	$0.00	$0.00
Net loss		$(0.03)	$(0.22)	$(0.02)	$(0.15)

Quarterly Results for Fiscal 2010 (2)	December 31		March 31	June 30	September 30
Revenues		$25,422	$19,400	$25,238	$18,668
Operating income (loss)		$4,420	$(1,876)	$(5,134)	$(5,602)
Income (loss) from continuing operations		$588	$(1,845)	$(6,589)	$(9,451)
(Loss) income from discontinued operations	$	−	$(2)	$(1)	$625
Net income (loss)		$588	$(1,847)	$(6,590)	$(8,826)
Less: Net loss attributable to noncontrolling interests		$383	$615	$1,275	$951
Net income (loss) attributable to common shareholders		$971	$(1,232)	$(5,315)	$(7,875)

Basic and Diluted earnings (loss) per common share:
Continuing operations		$0.05	$(0.06)	$(0.28)	$(0.44)
Net income (loss)		$0.05	$(0.06)	$(0.28)	$(0.41)

(1)	Fiscal 2011 – significant events by quarter:

●	December 31 – includes a net gain of $5.1 million ($3.2 million net of tax) on the sale of the Company’s management contract and equity investment in REM I ($0.17 per share-diluted).

●
March 31 – included a $3.4 million ($2.2 million net of tax) loss from discontinued operations in connection with the March 2006 sale of a real estate loan in which the Company agreed to make payments under certain circumstances to the current owner.  In March 2011, a triggering event occurred ($0.11 per share-diluted).

●	June 30 – included a $7.6 million ($3.3 million net of tax) equity gain based on the Company’s interest in an office building that was sold in Washington, DC ($0.17 per share-diluted).

●
September 30 – the gain related to the third quarter sale of the Washington, DC building sale increased by $800,000 ($361,000 net of tax, or $0.02 per share-diluted) based on the release of funds from escrow in October 2011.

(2)	Fiscal 2010 – significant events by quarter:

●	June 30 – included a $7.2 million ($5.9 million net of tax) loss on the sale of leases and loans to RCC ($0.31 per share-diluted).

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2011

NOTE 27 – SUBSEQUENT EVENTS

Securitization of leases and loans. On October 28, 2011, LEAF completed a $105.0 million securitization.  A newly-formed subsidiary of LEAF issued eight classes of notes which are asset-backed debt, secured and payable by certain assets of LEAF.  The notes included eight fixed rate classes of notes ranging from 0.4% to 5.5%, rated by both DBRS, Inc and Moody’s Investors Services, Inc. and mature from October 2012 to March 2019.

The November 2011 LCC Transaction.  On November 16, 2011, the Company and LEAF, together with RCC and Resource TRS, Inc., a wholly-owned subsidiary of RCC (“TRS”), entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). Pursuant to the SPA, Eos invested $50.0 million in cash in LEAF in exchange for 50,000 shares of newly-issued 12% Series A Participating Preferred Stock (the “Series A Preferred Stock”), and warrants to purchase 2,954 shares of LEAF common stock for an exercise price of $.01 per share collectively representing, on a fully-diluted basis, a 45.1% interest in LEAF.

In exchange for its prior interest in LEAF, TRS received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF.

The Company will retain 18,414 shares of LEAF $.001 par value common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF will maintain its current level of ownership.

The Series A Preferred Stock is voting, convertible to common stock at the option of the holder, and mandatorily converts upon the consummation of an initial public offering or certain other events.  The Series B and Series D Preferred Stock are non-voting and are redeemable by LEAF at any time.  The Series D Preferred Stock mandatorily converts upon the consummation of an initial public offering or certain other events.

In connection with the transactions, Eos received specified control rights of LEAF, including rights with respect to approving or initiating fundamental corporate transactions.

Simultaneous with the closing of the Eos investment, LEAF obtained a commitment from Versailles Assets LLC, an asset-backed commercial paper conduit administered by Natixis, to provide funding of an additional $75.0 million, increasing the total availability under LEAF’s existing revolving credit facility to $185.0 million.

LEAF used approximately $11.2 million of the Eos investment to repay indebtedness owed to TRS ($8.5 million) and the Company ($2.7 million), representing 85% of the outstanding indebtedness owed to TRS and the Company that was funded in the form of inter-company advances prior to the closing of this transaction.  As a result of the transactions described herein, the Company will deconsolidate LEAF and account for its investment in LEAF on the equity method on a going forward basis.

In accordance with the SPA, the Company and TRS have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, LLC (“LRF 3”), a wholly-owned subsidiary of LEAF which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LEAF by TRS), as of the final testing date within 90 days of December 31, 2013, the Company and TRS have agreed to be jointly and severally obligated to contribute cash to LEAF to make up the deficit.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 30, 2011

NOTE 27 – SUBSEQUENT EVENTS – (Continued)

The following reflects selected consolidated balance sheet line items on a pro forma basis, giving effect to the deconsolidation of LEAF as of September 30, 2011, as follows (in thousands):

	As Reported at September 30, 2011	Deconsolidation of LEAF	Pro forma at September 30, 2011
Assets:
Restricted cash	$20,257	$(17,317)	$2,940
Investments in commercial finance, net	192,012	(192,012)	−
Goodwill	7,969	(7,969)	−
Total assets	422,506	(227,893)	194,613

Liabilities:
Accrued expenses and other liabilities	$40,887	$(10,486)	$30,401
Borrowings	222,659	(184,700)	37,959
Total liabilities	264,778	(195,374)	69,404

The Company has evaluated subsequent events through the filing of this Form 10-K and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

Back to Index

Back to Index

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework.  Based upon this assessment, our management concluded that, as of September 30, 2011, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2011.  Their report dated December 12, 2011, which is included following this Item 9A, expressed an unqualified opinion on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Beginning in the fourth quarter of fiscal 2010 and continuing through September 30, 2011, management implemented remedial changes for a material weakness as identified as of September 30, 2010 related to one control deficiency.  Our processes, procedures and controls related to income taxes were not effective to ensure amounts related to certain deferred tax assets and liabilities and deferred income tax expense were accurate.  Accordingly, we designed our remediation efforts to address the material weakness identified and have taken the following steps to improve our internal control over financial reporting:

●	for each of the quarters in fiscal 2011, we adjusted the amount of deferred taxes related to restricted stock compensation expense; and

●	implemented improved annual processes and procedures related to calculating and reconciling our deferred income tax assets and liabilities, including the validation of the underlying supporting data.

      Management believes these new control processes and procedures have remediated the material weakness in our disclosure controls and procedures over deferred income taxes.

Other than the remedial efforts discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited Resource America, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Resource America, Inc. maintained, in all material respects, effective control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2011 and our report dated December 12, 2011, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
December 12, 2011

Back to Index

Back to Index

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders, to be filed on or before January 30, 2012 (“2012 proxy statement”), which is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION.

      The information required by this item will be set forth in our 2012 proxy statement, which is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required by this item will be set forth in our 2012 proxy statement, which is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

      The information required by this item will be set forth in our 2012 proxy statement, which is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The information required by this item will be set forth in our 2012 proxy statement, which is incorporated herein by this reference.

Back to Index

Back to Index

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)      The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2011 and 2010
Consolidated Statements of Operations for the Years Ended September 30, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity for the Years Ended
September 30, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011, 2010 and 2009
Notes to Consolidated Financial Statements − September 30, 2011

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

10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (9)
10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (10)
10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (11)
10.1(j)	Ninth Amendment to Loan and Security Agreement, dated December 14, 2010, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (12)
10.1(k)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (14)
10.1(j)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (17)
10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (9)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (9)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (9)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (9)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (9)

Back to Index

Back to Index

10.7	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (13)
10.7(a)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.8	Indenture between LEAF Receivables Funding 7, LLC and U.S. Bank National Association, dated as of September 7, 2011.
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 3, 2011 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

Back to Index

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
December 12, 2011	By: /s/ Jonathan Z. Cohen
JONATHAN Z. COHEN
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	December 12, 2011
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	December 12, 2011
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	December 12, 2011
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	December 12, 2011
CARLOS C. CAMPBELL

/s/ Kenneth A. Kind	Director	December 12, 2011
KENNETH A. KIND

/s/ Hersh Kozlov	Director	December 12, 2011
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	December 12, 2011
ANDREW M. LUBIN

/s/ John S. White	Director	December 12, 2011
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	December 12, 2011
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President,	December 12, 2011
ARTHUR J. MILLER	and Chief Accounting Officer
(Principal Accounting Officer)

Back to Index

Back to Index

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year		Additions Charged to Costs and Expenses		Amounts Written-off Against the Allowance, Net of Recoveries			Balance at End of Year

Allowance for management fees – commercial finance:
September 30, 2011		$1,075		$7,237	$	−			$8,312
September 30, 2010	$	−		$1,852		$(777)			$1,075
September 30, 2009	$	−	$	−	$	−		$	−

Allowance for management fees – real estate:
September 30, 2011	$	−		$2,178	$	−			$2,178
September 30, 2010	$	−	$	−	$	−		$	−
September 30, 2009	$	−	$	−	$	−		$	−

Allowance for investments in real estate loans:
September 30, 2011		$49	$	−		$(49)		$	−
September 30, 2010		$1,585		$49		$(1,585)			$49
September 30, 2009		$1,129		$456	$	−			$1,585

Allowance for investments in commercial finance assets:
September 30, 2011		$900		$1,231		$(1,701)			$430
September 30, 2010		$3,210		$3,307		$(5,617)			$900
September 30, 2009		$1,750		$6,410		$(4,950	) (1)		$3,210

Allowance for investments in loans held for investment:
September 30, 2011	$	−	$	−	$	−		$	−
September 30, 2010	$	−		$1		$(1)		$	−
September 30, 2009		$1,595		$1,738		$(3,333	) (2)	$	−

Allowance for trade receivables:
September 30, 2011	$	−		$15	$	−			$15
September 30, 2010	$	−	$	−	$	−		$	−
September 30, 2009	$	−	$	−	$	−		$	−

(1)	Includes a $1.5 million reduction due to the deconsolidation of LCFF.

(2)	Includes a $2.6 million reduction due to the deconsolidation of Apidos CDO VI.

Back to Index

Back to Index

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
September 30, 2011
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income is Computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real Estate Owned:
Hotel Savannah, GA	$10,007	$10,187	$2,114	$16,588	$4,537	1853	6/30/2005	40 years

Commercial Philadelphia, PA	−	2,874	540	3,413	248	1924	1/09/2009	37 years

Office Building Moberly, MO	1,440	1,866	−	1,866	166	1998	11/30/2007	39 years

Assets of Consolidated
Variable Interest Entity (a):
Commercial Retail Elkins West, WV	−	1,600	−	1,600	656	1963	7/01/2003	40 years

	$11,447	$16,527	$2,654	$23,467	$5,607

(a)
The date acquired reflects the date the Company adopted the provisions of FASB Accounting Standards Codification, or ASC, section 810-10.  Amounts as reflected for the variable interest entity are on a one-quarter lag as permitted under ASC 810-10.

	Years Ended September 30,
	2011	2010	2009
Balance, beginning of year	$23,234	$25,241	$22,132

Additions:
Acquired through foreclosure	−	−	2,874
Improvements	233	293	235
Other – basis adjustments	−	−	−
	23,467	25,534	25,241
Deductions:
Cost of real estate sold	−	2,300	−
Other − write-down	−	−	−

Balance, end of year	$23,467	$23,234	$25,241

Back to Index

Back to Index

Resource America, Inc.
SCHEDULE IV
Mortgage Loans on Real Estate
September 30, 2011
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal Amount of Loan Subject to Delinquent Principal or Interest
Second Lien Loan

Office building - Omaha, NE	Fixed interest rate of 8%	8/31/2011	(a)	$ −	$73	$ −	$ −

(a)	No current payments

	Years Ended September 30,
	2011		2010	2009
Balance, beginning of year		$49	$4,447	$15,869	(b)

Additions:
Other		−	2,027	266
		49	6,474	16,135
Deductions:
Foreclosed loans		−	−	2,837
Collections of principal		−	4,840	8,851	(b)
Charge-offs		(49)	1,585	−
		(49)	6,425	11,688

Balance, end of year	$	−	$49	$4,447

(b)	This balance does not include a note receivable, which was not a mortgage, related to a partial sale of our interest in a real estate venture; the note was paid-off during fiscal 2009.