Form 10-K/A
period 2011-09-30
RESOURCE AMERICA, INC.
filed 2011-12-16
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (the "Form 10-K/A") to its Annual Report on Form 10-K for the year ended September 30, 2011 (the "Form 10-K"), originally filed with the Securities and Exchange Commission on December 13, 2011, for the sole purpose of filing a corrected Exhibit 21.1 – List of Subsidiaries due to the inadvertent omission of certain subsidiaries.  No other changes have been made to the Form 10-K.  This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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

10.1(g)	Sixth Amendment to Loan and Security Agreement, dated March 26, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (9)
10.1(h)	Seventh Amendment to Loan and Security Agreement, dated May 15, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (10)
10.1(i)	Eighth Amendment to Loan and Security Agreement, dated November 6, 2009, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (11)
10.1(j)	Ninth Amendment to Loan and Security Agreement, dated December 14, 2010, dated May 24, 2007, between Resource America, Inc., TD Bank, N.A. and the other parties hereto. (12)
10.1(k)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (14)
10.1(j)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (17)
10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (9)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (9)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (9)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (9)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (9)

10.7	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (13)
10.7(a)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.8	Indenture between LEAF Receivables Funding 7, LLC and U.S. Bank National Association, dated as of September 7, 2011. **
12.1	Ratio of Earnings to Fixed Charges. **
21.1	Subsidiaries of Resource America, Inc. *
23.1	Consent of Grant Thornton LLP. **
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data Files **

*         Filed herewith.
**       Previously filed.

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on June 1, 2007 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 24, 2008 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 6, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 9, 2009 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 3, 2011 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
December 16, 2011	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer