Form 10-Q
period 2011-12-31
RESOURCE AMERICA, INC.
filed 2012-02-06
CIK 83402

`UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

The number of outstanding shares of the registrant’s common stock on February 2, 2012 was 19,647,622 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES

Back to Index

Back to Index

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	September 30,
	2011	2011
	(unaudited)
ASSETS
Cash	$12,803	$24,455
Restricted cash	607	20,257
Receivables	479	1,981
Receivables from managed entities and related parties, net	54,348	54,815
Investments in commercial finance, net	−	192,012
Investments in real estate	19,100	18,998
Investment securities, at fair value	17,330	15,124
Investments in unconsolidated entities	13,197	12,710
Property and equipment, net	4,294	7,942
Deferred tax assets, net	47,184	51,581
Goodwill	−	7,969
Other assets	8,993	14,662
Total assets	$178,335	$422,506

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$29,327	$40,887
Payables to managed entities and related parties	275	1,232
Borrowings	28,471	222,659
Total liabilities	58,073	264,778

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 28,779,998 and 28,779,998 shares issued, respectively (including nonvested restricted stock of 644,723 and 649,007, respectively)	281	281
Additional paid-in capital	281,357	281,686
Accumulated deficit	(48,416)	(48,032)
Treasury stock, at cost; 9,313,932 and 9,126,966 shares, respectively	(99,775)	(98,954)
Accumulated other comprehensive loss	(13,504)	(14,613)
Total stockholders’ equity	119,943	120,368
Noncontrolling interests	319	37,360
Total equity	120,262	157,728
	$178,335	$422,506

The accompanying notes are an integral part of these statements

Back to Index

Back to Index
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2011	2010
REVENUES:
Real estate	$8,666	$6,874
Financial fund management	6,579	8,330
Commercial finance	3,419	1,476
	18,664	16,680
COSTS AND EXPENSES:
Real estate	7,192	5,461
Financial fund management	5,804	6,720
Commercial finance	1,963	4,273
General and administrative	2,896	3,116
Gain on sale of leases and loans	(37)	(11)
Provision for credit losses	2,250	1,606
Depreciation and amortization	2,061	1,125
	22,129	22,290
OPERATING LOSS	(3,465)	(5,610)

OTHER INCOME (EXPENSE):
Gain on sale of management contract	−	6,520
Gain on deconsolidation of LEAF	8,749	−
Loss on extinguishment of debt	(2,190)	−
Gain (loss) on sale of investment securities, net	58	(1,461)
Interest expense	(2,974)	(2,369)
Other income, net	559	1,086
	4,202	3,776
Income (loss) from continuing operations before taxes	737	(1,834)
Income tax provision (benefit)	154	(642)
Income (loss) from continuing operations	583	(1,192)
Loss from discontinued operations, net of tax	(20)	−
Net income (loss)	563	(1,192)
Add: net (income) loss attributable to noncontrolling interests	(378)	625
Net income (loss) attributable to common shareholders	$185	$(567)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$205	$(567)
Discontinued operations	(20)	−
Net income (loss)	$185	$(567)

Basic income (loss) per share:
Continuing operations	$0.01	$(0.03)
Discontinued operations	−	−
Net income (loss)	$0.01	$(0.03)
Weighted average shares outstanding	19,641	19,076

Diluted income (loss) per share:
Continuing operations	$0.01	$(0.03)
Discontinued operations	−	−
Net income (loss)	$0.01	$(0.03)
Weighted average shares outstanding	20,039	19,076
Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these statements

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED DECEMBER 31, 2011
(in thousands)
(unaudited)

	Attributable to Common Shareholders
					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Stock	(Loss) Income	Equity	Interests	Equity	Income
Balance, October 1, 2011	$281	$281,686	$(48,032)	$(98,954)	$(14,613)	$120,368	$37,360	$157,728
Net income	−	−	185	−	−	185	378	563	$563
Treasury shares issued	−	(70)	−	118	−	48	−	48
Stock-based compensation	−	450	−	−	−	450	−	450
Repurchases of common stock	−	−	−	(939)	−	(939)	−	(939)
Cash dividends	−	−	(569)	−	−	(569)	−	(569)
Contribution	−	−	−	−	−	−	85	85
Deconsolidation of LEAF (see Note 1)	−	(709)	−	−	−	(709)	(37,553)	(38,262)
Other comprehensive income	−	−	−	−	1,109	1,109	49	1,158	1,158
Balance, December 31, 2011	$281	$281,357	$(48,416)	$(99,775)	$(13,504)	$119,943	$319	$120,262	$1,721

The accompanying notes are an integral part of this statement

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$563	$(1,192)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,087	1,911
Provision for credit losses	2,250	1,606
Equity in earnings of unconsolidated entities	(557)	(1,427)
Distributions from unconsolidated entities	1,163	663
Gain on sale of leases and loans	(37)	(11)
(Gain) loss on sale of loans and investment securities, net	(58)	1,461
Gain on deconsolidation of LEAF	(8,749)	−
Loss on extinguishment of debt	2,190	−
Gain on sale of management contract	−	(6,520)
Deferred income tax provision	154	422
Equity-based compensation issued	498	781
Equity-based compensation received	−	(57)
Changes in operating assets and liabilities	(1,412)	(611)
Net cash used in operating activities	(908)	(2,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106)	(38)
Payments received on real estate loans and real estate	1,550	−
Investments in unconsolidated real estate entities	(127)	(283)
Purchase of commercial finance assets	(18,483)	(10,690)
Principal payments received on leases and loans	9,031	−
Cash divested in deconsolidation of LEAF	(2,284)	−
Proceeds from sale of management contract	−	9,095
Purchase of loans and investments	(600)	−
Proceeds from sale of loans and investments	207	2,946
Net cash (used in) provided by investing activities	(10,812)	1,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	1,000
Principal payments on borrowings	(123,823)	(1,908)
Dividends paid	(569)	(551)
Repurchase of common stock	(939)	−
Preferred stock dividends paid by LEAF to RCC	(188)	−
Payment of debt financing costs	(1,839)	−
(Increase) decrease in restricted cash	(633)	6,617
Other	(411)	73
Net cash provided by financing activities	443	5,231

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(375)	−
Net cash used in discontinued operations	(375)	−

(Decrease) increase in cash	(11,652)	3,287
Cash at beginning of year	24,455	11,243
Cash at end of period	$12,803	$14,530

The accompanying notes are an integral part of these statements

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate,  financial fund management, and commercial finance operating segments.  As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund.  The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise.  The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RCC”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”).

LEAF Commercial Capital, Inc. (“LEAF”).  In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources.  LEAF Financial Corporation retained the management of the four equipment leasing partnerships, which are sub-serviced by LEAF. On November 16, 2011, the Company and LEAF, together with RCC, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LCC Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  Pursuant to the November 2011 LCC Transaction, Eos invested $50.0 million in cash in LEAF in exchange for 50,000 shares of newly-issued 12% Series A Participating Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase 2,954 shares of LEAF common stock for an exercise price of $0.01 per share, collectively representing, on a fully-diluted basis, a 45.1% interest in LEAF.  In exchange for its prior interest in LEAF, RCC received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly-issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly-issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF.  The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest.  As a result of the November 2011 LCC Transaction, the Company deconsolidated LEAF (see Note 3) and has accounted for its investment in LEAF on the equity method beginning on November 17, 2011.

The Company utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  The Company’s investment in LEAF was valued at $1.7 million based on a third-party valuation.  Accordingly, the Company recorded a gain of $8.7 million in conjunction with the transaction and resulting deconsolidation of LEAF.  Based upon terms in the November 2011 LCC Transaction, the Company calculated its share of losses incurred by LEAF for the period November 17, 2011 to December 31, 2011 using the equity method of accounting based upon its share of common stock ownership of LEAF during that period.

On December 29, 2011, the Company entered into a sale and purchase agreement and related agreements, collectively the (“SPA”), with CVC Capital Partners SICAV-FIS, S.A. (“CVC”), pursuant to which the Company will sell 100% of the common equity interests of Apidos Capital Management, LLC (“Apidos”), its CLO management subsidiary, to CVC in exchange for (i) $25 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, L.P, a newly-formed Cayman Islands limited partnership to be jointly owned by the Company and CVC (the “Partnership”), and (iii) a 33% interest in the Partnership’s general partner, a Jersey corporation (“the General Partner”).  Prior thereto, CVC will have contributed to the Partnership its credit management subsidiary, CVC Cordatus Group Limited (“Cordatus”). The Company will retain a preferred equity interest in Apidos, which will entitle the Company to receive distributions from the Partnership equal to 75% of the incentive management fees from the legacy Apidos portfolios. Consummation of the transactions contemplated by the SPA is subject to UK Financial Services Authority and Jersey Financial Services Commission approvals and receipt of certain third-party consents and rating agency confirmations that the transaction will not lead to a downgrade of some of the Apidos CLO obligations.  If the regulatory approvals are not obtained by May 31, 2012, the SPA will automatically terminate.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the Company’s accounts and the accounts of the Company’s majority-owned and/or controlled subsidiaries.  The Company also consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities.  Once it is determined that the Company holds a variable interest in a VIE, management performs a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE’s financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE.  If the Company’s variable interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. This assessment must be done on an ongoing basis. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of December 31 and September 30, 2011, the Company had one such variable interest in an entity that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 8 for additional disclosures pertaining to VIEs.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Financing Receivables

Receivables from Managed Entities.  The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  The Company analyzes the expected future cash flows of the managed entity.  With respect to receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, specifically concerning estimates of future bad debts and recoveries.  For receivables from the real estate investment entities for which there are uncertainties regarding collectability, the Company estimates the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balances and priority distributions due to the investors in the entity.  The Company will record an allowance against the related receivable from managed entities to the extent that the estimated cash flows are insufficient to fully recover its receivable balance.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of December 31, 2011:

Comprehensive income (loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of reclassification adjustments.  The Company plans to provide the disclosures as required by this amendment beginning October 1, 2012.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Accounting Standards Issued But Not Yet Effective – (Continued)

Fair value measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Company beginning January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Three Months Ended December 31,
	2011	2010
Cash paid during the period for:
Interest	$2,077		$1,563
Income taxes	118		19

Non-cash effects from the deconsolidation of LEAF: (1)
Cash	$2,284	$	−
Restricted cash	20,282		−
Receivables	954		−
Receivables from managed entities and related parties, net	(3,411)		−
Investments in commercial finance assets, net	199,955		−
Investments in unconsolidated entities	7,049		−
Property and equipment, net	3,754		−
Deferred tax assets, net	4,558		−
Goodwill	7,969		−
Other assets	6,806		−
Accrued expense and other liabilities	(10,208)		−
Payables to managed entities and related parties	(98)		−
Borrowings	(202,481)		−
Accumulated other comprehensive loss	255		−
Noncontrolling interests	(37,668)		−

(1)
As a result of the deconsolidation of LEAF during the three months ended December 31, 2011, the amounts set forth above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed equates to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in net assets.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES

The following tables reflect the aging of the Company’s past due financing receivables, gross of allowances for credit losses (1) (in thousands):

	30-89 Days Past Due		Greater Than 90 Days		Greater Than 181 Days	Total Past Due	Current	Total
As of December 31, 2011:
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$	−	$	−	$37,801	$37,801	$271	$38,072
Real estate investment entities		1,176		1,683	14,282	17,141	5,309	22,450
Financial fund management entities		119		218	28	365	2,360	2,725
RCC		1,855		−	−	1,855	1,561	3,416
Other		−		−	−	−	260	260
		3,150		1,901	52,111	57,162	9,761	66,923
Rent receivables – real estate		1		14	15	30	12	42
Total financing receivables		$3,151		$1,915	$52,126	$57,192	$9,773	$66,965

As of September 30, 2011:
Receivables from managed entities and related parties: (2)
Commercial finance investment entities	$	−	$	−	$37,547	$37,547	$490	$38,037
Real estate investment entities		1,324		1,511	17,405	20,240	1,734	21,974
Financial fund management entities		2,395		93	28	2,516	136	2,652
RCC		−		−	−	−	2,539	2,539
Other		−		−	−	−	103	103
		3,719		1,604	54,980	60,303	5,002	65,305
Investments in commercial finance		984		526	−	1,510	190,932	192,442
Rent receivables – real estate		1		11	−	12	3	15
Total financing receivables		$4,704		$2,141	$54,980	$61,825	$195,937	$257,762

(1)
As of December 31, 2011, receivables related to the Company’s commercial finance and real estate investment entities are presented gross of allowances for credit losses of $10.3 million and $2.3 million, respectively.  The remaining receivables have no related allowance for credit losses.

(2)
As of September 30, 2011, receivables are presented gross of an allowance for credit losses of $8.3 million and $2.2 million related to the Company’s commercial finance and real estate investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table summarizes the Company’s financing receivables on nonaccrual status (in thousands):

	December 31,	September 30,
	2011	2011
Investments in commercial finance:
Leases and loans	$ −	$526

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following tables summarize the activity in the allowance for credit losses for the Company’s financing receivables (in thousands):

Three Months Ended December 31, 2011:	Receivables from Managed Entities	Investment in Commercial Finance -Leases and Loans		Rent Receivables	Total
Balance, beginning of year	$10,490		$430	$15	$10,935
Provision for credit losses	2,085		151	14	2,250
Charge-offs	−		(124)	−	(124)
Recoveries	−		25	−	25
Deconsolidation of LEAF	−		(482)	−	(482)
Balance, end of period	$12,575	$	−	$29	$12,604

Ending balance, individually evaluated for impairment	$12,575	$	−	$29	$12,604
Ending balance, collectively evaluated for impairment	−		−	−	−
Balance, end of period	$12,575	$	−	$29	$12,604

		Investments in Commercial Finance
Three Months Ended December 31, 2010:	Receivables from Managed Entities	Leases and Loans		Future Payment Card Receivables		Investment in Real Estate Loans		Total
Balance, beginning of year	$1,075		$770		$130		$49	$2,024
Provision for credit losses	1,411		183		12		−	1,606
Charge-offs	−		(1,000)		(26)		(49)	(1,075)
Recoveries	−		127		14		−	141
Balance, end of period	$2,486		$80		130	$	−	$2,696

Ending balance, individually evaluated for impairment	$2,486	$	−	$	−	$	−	$2,486
Ending balance, collectively evaluated for impairment	−		80		130		−	210
Balance, end of period	$2,486		$80		$130	$	−	$2,696

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The Company’s gross financing receivables related to the balance in the allowance for credit losses as of December 31, 2011 are as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$66,923	$42	$66,965
Ending balance, collectively evaluated for impairment	−	−	−
Balance, end of period	$66,923	$42	$66,965

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2011 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Leases and Loans		Total
Ending balance, individually evaluated for impairment	$65,305	$15	$	−	$65,320
Ending balance, collectively evaluated for impairment	−	−		192,442	192,442
Balance, end of year	$65,305	$15		$192,442	$257,762

The following tables disclose information about the Company’s impaired financing receivables (in thousands):

	Net Balance		Unpaid Balance		Specific Allowance		Average Investment in Impaired Assets
As of December 31, 2011:
Financing receivables without a specific valuation allowance:
Receivables from managed entities – commercial finance	$	−	$	−	$	−	$	−
Receivables from managed entities – real estate		−		−		−		−
Rent receivables – real estate		−		−		−		−

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance		$27,713		$38,020		$10,307		$38,184
Receivables from managed entities – real estate		2,063		4,331		2,268		4,059
Rent receivables – real estate		13		42		29		34

Total:
Receivables from managed entities – commercial finance		$27,713		$38,020		$10,307		$38,184
Receivables from managed entities – real estate		2,063		4,331		2,268		4,059
Rent receivables – real estate		13		42		29		34

As of September 30, 2011:
Financing receivables without a specific valuation allowance:
Receivables from managed entities – commercial finance	$	−	$	−	$	−	$	−
Receivables from managed entities – real estate		−		−		−		−
Leases and loans		−		−		−		−
Rent receivables – real estate		−		−		−		−

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance		$14,990		$23,302		$8,312		$23,377
Receivables from managed entities – real estate		2,353		4,531		2,178		3,897
Leases and loans		310		526		216		318
Rent receivables – real estate		−		15		15		7

Total:
Receivables from managed entities – commercial finance		$14,990		$23,302		$8,312		$23,377
Receivables from managed entities – real estate		2,353		4,531		2,178		3,897
Leases and loans		310		526		216		318
Rent receivables – real estate		−		15		15		7

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the carrying value of the Company’s investments in real estate (in thousands):

	December 31,	September 30,
	2011	2011
Properties owned, net of accumulated depreciation of $4,986 and $4,785:
Hotel property (Savannah, Georgia)	$12,145	$12,051
Office building (Philadelphia, Pennsylvania)	3,143	3,165
Multifamily apartment complex (Kansas City, Kansas)	1,555	1,525
	16,843	16,741
Other real estate holdings	2,257	2,257
Investments in real estate, net	$19,100	$18,998

NOTE 6 − INVESTMENT SECURITIES

Components of the Company’s investment securities are as follows (in thousands):

	December 31,	September 30,
	2011	2011
Available-for-sale securities	$17,280	$14,884
Trading securities	50	240
Total investment securities, at fair value	$17,330	$15,124

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in equity and collateralized debt obligation (“CDO”) securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011:
Equity securities	$32,653	$28	$(18,382)	$14,299
CDO securities	1,593	1,388	−	2,981
Total	$34,246	$1,416	$(18,382)	$17,280

September 30, 2011:
Equity securities	$32,411	$27	$(19,910)	$12,528
CDO securities	1,039	1,317	−	2,356
Total	$33,450	$1,344	$(19,910)	$14,884

Equity Securities.  The Company holds 2.5 million shares of RCC common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share; expire in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) common stock.  A portion of these investments are pledged as collateral for one of the Company’s secured corporate credit facilities.

CDO securities.  The CDO securities represent the Company’s retained equity interest in three CDO issuers that it has sponsored and manages.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CDO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The primary inputs used in producing the internally generated expected cash flows models to determine the fair value are as follows:  (i) constant default rate (2%); (ii) loss recovery percentage (70%); (iii) constant prepayment rate (20%); (iv) reinvestment price on collateral (98% for the first year, 99% for years thereafter); and (v) discount rate (20%).

Trading Securities.  The Company held an additional 6,992 and 33,509 shares of TBBK common stock valued at $50,000 and $240,000 as of December 31, 2011 and September 30, 2011, respectively, in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer.  The Company sold 26,517 and 20,225 of shares held in the Trust during the three months ended December 31, 2011 and 2010, respectively, and recognized gains of $17,000 and $9,000, respectively.  For the three months ended December 31, 2010, the Company also recorded an unrealized trading gain of $374,000.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 6 − INVESTMENT SECURITIES – (Continued)

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2011:
Equity securities	$	−	$	−	−	$14,162	$(18,382)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$14,162	$(18,382)	1

September 30, 2011:
Equity securities	$	−	$	−	−	$12,393	$(19,910)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$12,393	$(19,910)	1

The unrealized losses in the above table are considered to be temporary impairments due to market factors and not reflective of credit deterioration.  The Company considers its role as the external manager of RCC and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold its investment in RCC, the Company does not consider the unrealized losses to be other-than-temporary impairments.

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of interests it owns (in thousands, except percentages):

	Range of Combined Ownership Interests	December 31, 2011	September 30, 2011
Real estate investment entities	2% – 10%	$7,763	$8,439
Financial fund management partnerships	2% − 11%	3,577	3,476
Trapeza entities	33% − 50%	867	795
LEAF	15.7% (1)	990	−
Commercial finance investment entities	1% − 6%	−	−
Investments in unconsolidated entities		$13,197	$12,710

(1)
Based upon terms of the agreements for the deconsolidation of LEAF, the Company is calculating its share of losses incurred by LEAF for the period from November 17 to December 31, 2011 based on the equity method of accounting.

Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 19).  The general partner of those entities is owned equally by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to limited and general partners according to the terms of such agreements.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES – (Continued)

The Trapeza entities include the Company’s 50% equity interest in one of the managers of the Trapeza CDO entities, Trapeza Capital Management, LLC (“TCM”).  The Company does not control TCM and, accordingly, does not consolidate it.

Summarized operating data for TCM is presented in the following table (in thousands):
	Three Months Ended December 31,
	2011	2010
Management fees	$981	$978
Operating expenses	(266)	(288)
Other expense	(16)	(31)
Net income	$699	$659

LEAF’s operations were included in the Company’s consolidated results from October 1, 2011 until its deconsolidation on November 16, 2011, and thereafter, its results are reflected as an equity loss.  There is no comparable information for the prior year as LEAF was not formed until January 4, 2011.  Summarized operating data for LEAF for the three months ended December 31, 2011 is presented below (in thousands):

	For the period from October 1 to November 16, 2011	For the period from November 17 to December 31, 2011	Total for the Three Months Ended December 31, 2011
Finance revenues	$4,134	$4,169	$8,303
Operating expenses	(3,553)	(3,512)	(7,065)
Other expense, net	(1,054)	(1,458)	(2,512)
Net loss	$(473)	$(801)	$(1,274)

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 8 – VARIABLE INTEREST ENTITIES

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

Consolidated VIE.  The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets (in thousands):

	December 31,	September 30,
	2011	2011
Cash and property and equipment, net	$912	$955
Accrued expenses and other liabilities	260	300

VIEs Not Consolidated.  The Company’s investments in RCC, Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in bank loans (“Apidos entities”),  trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2011.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheet that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2011 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-Consolidated VIEs
RCC	$3,277	$14,162	$17,439
RRE Opportunity REIT	−	519	519
Apidos entities	2,257	2,981	5,238
Ischus entities	270	−	270
Trapeza entities	−	867	867
	$5,804	$18,529	$24,333

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 9 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	December 31,	September 30,
	Life	2011	2011
Furniture and equipment	3-7 years	$6,155	$5,620
Leasehold improvements	1-9 years	2,652	2,656
Real estate assets – consolidated VIE	40 years	1,600	1,600
LEAF property and equipment		−	11,939
		10,407	21,815
Accumulated depreciation and amortization		(6,113)	(5,839)
Accumulated depreciation and amortization – LEAF		−	(8,034)
Property and equipment, net		$4,294	$7,942

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	December 31,	September 30,
	2011	2011

SERP liability (see Note 15)	$6,902	$7,049
Due to brokers	5,304	8,254
Accrued wages and benefits	3,257	1,770
Real estate loan commitment	1,927	2,147
Trapeza clawback (see Note 19)	1,181	1,181
Accounts payable and other accrued liabilities	10,756	10,000
LEAF payables	−	10,486
Accrued expenses and other liabilities	$29,327	$40,887

NOTE 11 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31,		September 30,
	2011		2011
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Corporate and Real estate debt:
TD Bank, N.A. – secured revolving credit facility (1)	$6,997	$5,303	$7,493
TD Bank, N.A. – term loan	−	−	1,250
Republic Bank – secured revolving credit facility	3,500	−	−
Total corporate borrowings		5,303	8,743
Senior Notes (2)		10,000	16,263
Mortgage debt		10,660	10,700
Note payable to RCC		1,677	1,705
Other debt		831	548
Total corporate and real estate borrowings		28,471	37,959
Commercial finance debt		−	184,700
Total borrowings outstanding		$28,471	$222,659

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit totaling $503,000 at December 31, 2011.
(2)	At September 30, 2011, the outstanding Senior Notes were reflected net of an unamortized discount of $2.6 million related to the fair value of detachable warrants issued to the note holders.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 11 – BORROWINGS – (Continued)

Corporate and Real Estate Debt

TD Bank, N.A. (“TD Bank”).  In November 2011, the Company amended its agreement to extend the maturity of the TD Bank facility from August 31, 2012 to August 31, 2013 and repaid the outstanding term loan in the amount of $1.3 million.  The interest rate on borrowings is either (a) the prime rate of interest plus 2.25% or (b) LIBOR plus 3%, with a floor of 6%.  The Company is also charged a fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.

The facility requires that the Company repay the facility in an amount equal to 30% of the aggregate net proceeds (gross sales proceeds less reasonable and customary costs and expenses related to the sale) for certain asset sales.  Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,823,309 shares of RCC common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.

The December 31, 2011 principal balance on the secured credit facility was $5.3 million and the availability on the line was $1.7 million, as reduced for outstanding letters of credit.  Weighted average borrowings for the three months ended December 31, 2011 and 2010 were $5.4 million and $13.8 million, at a weighted average borrowing rate of 6.0% and 7.0% and an effective interest rate (inclusive of the amortization of deferred finance costs) of 10.6% and 10.9%, respectively.  Weighted average borrowings for the term note for the three months ended December 31, 2011 were $771,000 at a weighted average borrowing rate of 6% and an effective interest rate (inclusive of the accelerated amortization of deferred finance costs) of 38.2%.

Republic First Bank (“Republic Bank”).  In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1%, with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RCC stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RCC shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RCC shares held in the pledged account.  There were no borrowings under this facility for the three months ended December 31, 2011.  In January 2012, the Company amended this facility to extend the maturity date from December 28, 2012 to December 1, 2013 and to add an unused facility fee equal to 0.25% per year.

Senior Notes

In November 2011, the Company redeemed $8.8 million of the existing notes for cash and modified the remaining $10.0 million of notes to a reduced interest rate of 9% and extended the maturity to October 2013.  The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding.  The Company accounted for the warrants as a discount to the original Senior Notes.  Upon the modification and partial repayment of the Senior Notes, the Company expensed the remaining $2.2 million of unamortized discount.  The effective interest rate (inclusive of the amortization of the warrant discount prior to the refinancing) was 20.6% and 21.1% for the three months ended December 31, 2011 and 2010, respectively.

Other Debt – Corporate

Capital leases.  In December 2011, the Company entered into a capital lease for the purchase of equipment at an interest rate of 7.2%.  The two-year lease requires monthly payments of $22,697.  The principal balance of the lease at December 31, 2011 was $487,000.
Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 11 – BORROWINGS – (Continued)

Commercial Finance Debt – No Longer Consolidated with the Company

Due to the November 2011 LCC Transaction and resulting deconsolidation of LEAF, the Company’s commercial finance facilities are no longer included in the Company’s consolidated financial statements.

Securitization of leases and loans. On October 28, 2011, LEAF completed a $105.0 million securitization.  A newly-formed subsidiary of LEAF issued eight classes of notes which are asset-backed debt, secured and payable by certain assets of LEAF.  The notes included eight fixed rate classes of notes ranging from 0.4% to 5.5%, rated by both Dominion Bond Rating Service, Inc. (“DBRS”) and Moody’s Investors Services, Inc., and mature from October 2012 to March 2019.  The weighted average borrowings for the period from October 1 to November 16, 2011 were $42.7 million, at a weighted average borrowing rate of 2.6% and an effective interest rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.6%.

Guggenheim Securities LLC (“Guggenheim”).  At December 31, 2010, LEAF Financial had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million.  The bridge facility was repaid in January 4, 2011 and terminated on February 28, 2011.  Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million.  LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of DBRS-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  The notes are secured and payable only from the underlying equipment leases and loans.  Interest is calculated at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus a margin rate applicable to each class of notes.  The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend.  Principal payments on the notes are required to begin when the revolving period ends.  The Company was not an obligor or a guarantor of these securities and the facility was non-recourse to the Company.  The weighted average borrowings for the period from October 1 to November 16, 2011 were $68.8 million, at a weighted average borrowing rate of 4.2% and an effective interest rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.1%.  The weighted average borrowings on the bridge loan for the three months ended December 31, 2010 were $20.9 million at a weighted average interest rate of 10.8%.

Series 2010-2 term securitization.  In May 2010, LEAF Receivables Funding 3, LLC, a subsidiary of LEAF (“LRF3”), issued $120.0 million of equipment contract-backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RCC contributed these notes, along with the underlying lease portfolio to LEAF.  LRF3 is the sole obligator of these notes.  The weighted average borrowings for the period from October 1 to November 16, 2011 were $70.1 million, at a weighted average borrowing rate of 5.1% and an effective interest rate (inclusive of amortization of discount and deferred finance costs) of 8.5%.

Note payable to RCC − commercial finance. On July 20, 2011, RCC entered into an agreement with LEAF pursuant to which RCC agreed to provide a $10.0 million loan to LEAF, of which $6.9 million was funded as of September 30, 2011, with additional funding of $3.1 million prior to the November 16, 2011 deconsolidation.  The loan bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  The loan was secured by the commercial finance assets of LEAF and LEAF’s interest in LRF3.  In the November 2011 LCC Transaction, RCC received  $8.5 million from LCC in payment of the $10.0 million outstanding balance and extinguished the loan.

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending December 31, and thereafter, are as follows (in thousands):

2013	$761
2014	15,729
2015	197
2016	1,888
2017	222
Thereafter	9,674
$28,471

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 11 – BORROWINGS – (Continued)

Covenants

The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.

The mortgage on the Company’s hotel property contains financial covenants related to the net worth and liquid assets of the Company. Although non-recourse in nature, the loan is subject to limited standard exceptions (or “carveouts”) which the Company has guaranteed.  These carveouts will expire as the loan is paid down over the next ten years.  The Company has control over the operations of the underlying property, which mitigates the potential risk associated with these carveouts, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

The Company was in compliance with all of its debt covenants as of December 31, 2011.

NOTE 12 – COMPREHENSIVE INCOME

The following table reflects the changes in comprehensive income (in thousands):

	Three Months Ended December 31,
	2011	2010
Net income (loss)	$563	$(1,192)

Other comprehensive income (loss):
Unrealized gains on investment securities available-for-sale, net of tax of $616 and $(634)	985	1,013
Less: reclassification for realized losses, net of tax of $0 and $564	−	906
	985	1,919
Minimum pension liability adjustment, net of tax of $0 and $0	−	−
Less: reclassification for realized losses, net of tax of $36 and $32	47	43
Unrealized gains on hedging contracts, net of tax of $100 and $41	126	58
Less: reclassification for realized foreign currency translation losses	−	368
Comprehensive income	1,721	1,196
Add: Comprehensive (income) loss attributable to noncontrolling interests	(427)	613
Comprehensive income attributable to common shareholders	$1,294	$1,809

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	SERP Pension Liability	Total
Balance, beginning of year, net of tax of $(7,147), $(202), and $(2,271)	$(11,421)	$(222)	$(2,970)	$(14,613)
Current period changes	985	77	47	1,109
Balance, end of period, net of tax of $(6,531), $(101) and $(2,235)	$(10,436)	$(145)	$(2,923)	$(13,504)

(1)
Included in accumulated other comprehensive loss as of December 31 and September 30, 2011 is a net unrealized loss of $30,000 (net of tax benefit of $21,000) and a net unrealized loss of $41,000 (net of tax benefit of $28,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF Financial, in which the Company owns an equity interest.  In addition, at September 30, 2011, the Company had a net unrealized loss of $181,000 (net of tax benefit and noncontrolling interests of $223,000) included in accumulated other comprehensive loss for hedging activity of LEAF.  As of December 31, 2011, due to the November 2011 deconsolidation of LEAF, the Company owns an equity interest in LEAF and has included in accumulated other comprehensive loss its percentage of LEAF’s hedging activity of $115,000 (net of tax benefit of $80,000).  The Company has no other hedging activity as of December 31, 2011.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 13 – NONCONTROLLING INTERESTS

The following table presents the rollforward of activity in noncontrolling interests that were included in the Company’s consolidated balance sheet for the three months ended December 31, 2011 (in thousands):

Noncontrolling interests, beginning of year	$37,360
Net income	378
Other comprehensive income	49
Additional cash contribution made by the Company’s partner in the hotel property	85
Transactions related to LEAF:
Cash portion of LEAF preferred stock dividends to RCC	(98)
Additional amounts attributed to management holdings	213
Deconsolidation of LEAF	(37,668)
(37,553)
Noncontrolling interests, end of period	$319

NOTE 14 − EARNINGS PER SHARE

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

The following table presents a reconciliation of the components used in the computation of Basic and Diluted EPS (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Shares:
Basic shares outstanding	19,641	19,076
Dilutive effect of equity award plans	398	−
Dilutive shares outstanding	20,039	19,076

Diluted EPS for the quarter ended December 31, 2011 excluded the following antidilutive securities: outstanding options to purchase a total of 1.0 million shares of common stock at a weighted average price per share of $16.14 and warrants to purchase 3,690,000 shares of common stock at a weighted average exercise price per share of $5.11.

For the quarter ended December 31, 2010, Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Accordingly, the following were excluded from the Diluted EPS computation as of December 31, 2010: outstanding options to purchase a total of 2.5 million shares of common stock at a weighted average price per share of $9.03, warrants to purchase 3,690,000 shares of common stock at a weighted average exercise price per share of $5.11. Additionally excluded were 69,300 shares of restricted stock outstanding (at a fair value of $16.42 per share) that did not have participating rights and, as such, were excluded from the Diluted EPS calculation.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 15 – BENEFIT PLANS

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The Company held 6,992 and 33,509 shares of TBBK common stock, respectively, as of December 31, 2011 and September 30, 2011, to support the Rabbi Trust portion of the SERP.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended December 31,
	2011	2010
Interest costs	$80	$92
Less: expected return on plan assets	(18)	(17)
Plus: amortization of unrecognized loss	83	74
Net cost	$145	$149

NOTE 16 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	December 31,	September 30,
	2011	2011
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$27,765	$29,725
Real estate investment entities (2)	20,182	19,796
Financial fund management investment entities	2,725	2,652
RCC	3,416	2,539
LEAF	101	−
Other	159	103
Receivables from managed entities and related parties	$54,348	$54,815

Payables due to managed entities and related parties, net:
Real estate investment entities	$241	$1,010
RCC	34	222
Payables to managed entities and related parties	$275	$1,232

(1)
Reflects $10.3 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on a change in estimated cash distributions, are not expected to be collectible.

(2)	Reflects $2.3 million of reserves for credit losses related to management fees owed from two real estate investment entities that, based on projected cash flows, are not expected to be collectible.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Fees from unconsolidated investment entities:
Real estate (1)	$3,768	$3,060
Financial fund management	850	1,594
Commercial finance (2)	−	−
RCC:
Management, incentive and servicing fees	3,830	3,910
Dividends	631	611
Reimbursement of costs and expenses	705	468
Resource Real Estate Opportunity REIT, Inc. – reimbursement of costs and expenses	105	443
Atlas Energy, L.P. – reimbursement of net costs and expenses	169	190
LEAF:
Reimbursement of net costs and expenses	60	−
Payment for rent and related costs	(120)	−
Payment for sub-servicing the lease investment partnerships	(405)	−
1845 Walnut Associates Ltd. – payment for rent and operating expenses	(106)	(161)
Ledgewood P.C. – payment for legal services	(155)	(41)
Graphic Images, LLC – payment for printing services	(8)	(5)
9 Henmar LLC – payment for broker/consulting fees	(18)	(21)
The Bancorp, Inc. – reimbursement of net costs and expenses	45	−

(1)
Reflects discounts recorded by the Company of $76,000 and $113,000 recorded in the three months ended December 31, 2011 and 2010, respectively, in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)
During the three months ended December 31, 2011 and 2010, the Company waived $1.5 million and $2.4 million, respectively, of its fund management fees from its commercial finance investment entities, respectively.

Relationship with LEAF.  The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF.  In addition, the Company subleases office space in Philadelphia, Pennsylvania from LEAF under a lease that expires in August 2013.

Sub-servicing agreement with LEAF for the commercial finance funds.  The Company entered into a sub-servicing agreement with LEAF to provide management services for the commercial finance funds.  The fee is equal to LEAF’s costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each of the commercial finance funds respective borrowing bases under such commercial finance funds’ credit facilities or securitizations.  In addition, LEAF is entitled to an evaluation fee equal to one half of any acquisition or similar fee collected by the Company in connection with the acquisition of any new lease or loan contracts for which LEAF provides evaluation services.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 17 − OTHER INCOME, NET

The following table details other income, net (in thousands):

	Three Months Ended December 31,
	2011	2010
RCC dividend income	$631	$611
Unrealized gains on trading securities	−	374
Interest income	124	125
Other expense, net	(196)	(24)
Other income, net	$559	$1,086

NOTE 18 – FAIR VALUE

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

As of December 31, 2011, the fair value of the Company’s asset recorded at fair value on a recurring basis was as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Asset:
Investment securities	$14,349	$	−	$2,981	$17,330

As of September 30, 2011, the fair values of the Company’s assets and liability recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities		$12,768	$	−		$2,356	$15,124
Retained financial interest – commercial finance		−		−		22	22
Total		$12,768	$	−		$2,378	$15,146

Liability:
Interest rate swap	$	−		$404	$	−	$404

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair (in thousands):

		Retained
	Investment	Financial
	Securities	Interest
For the Three Months Ended December 31, 2011:
Balance, beginning of year	$2,356	$22
Purchases	600	−
Income accreted	193	−
Payments and distributions received	(239)	−
Deconsolidation of LEAF	−	(22)
Change in unrealized losses - included in accumulated other comprehensive loss	71	−
Balance, end of period	$2,981	$ −

For the Fiscal Year Ended September 30, 2011:
Balance, beginning of year	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,946)	−
Loss on sale of investment securities, net	(1,470)	−
Income accreted	948	−
Payment and distributions received	(861)	(251)
Change in unrealized losses - included in accumulated other comprehensive loss	462	−
Balance, end of year	$2,356	$22

The following is a discussion of the assets and liabilities that are recorded at fair value on a recurring and non-recurring basis as well as the valuation techniques applied to each fair value measurement:

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

Investment in LEAF.  The Company’s investment in LEAF was valued at $1.7 million based on a third-party valuation in conjunction with the November 16, 2011 deconsolidation of LEAF (see Note 1).

The following items are included in the Company’s fair value disclosures at September 30, 2011; however, due to the LEAF transaction, they are no longer included in the consolidated financial statements.

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

Interest rate swaps.  These instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although the Company determined that the majority of the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these derivative positions and  determined that the credit valuation adjustments were not significant to the overall valuation of these derivatives.  As a result, the Company determined that these derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

Guggenheim - secured revolving facility.  The proceeds from this loan were allocated to the revolving facility and the warrants issued to the lender based on their relative fair values, as determined by an independent third-party appraiser.  The appraiser determined the fair value of the debt based primarily on the interest rates of similarly rated notes with similar terms.  The appraiser assessed the fair value of the equity of LEAF in making its determination of the fair value of the warrants.

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

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
For the Three Months Ended December 31, 2011:
Assets:
Receivables from managed entities – commercial finance and real estate	$	−	$	−	$30,331	$30,331
Investment in LEAF		−		−	1,749	1,749
Total	$	−	$	−	$32,080	$32,080

For the Fiscal Year Ended September 30, 2011:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$310	$310
Receivables from managed entities		−		−	18,941	18,941
Total	$	−	$	−	$19,251	$19,251
Liabilities:
Guggenheim – secured revolving credit facility	$	−	$	−	$49,266	$49,266
Total	$	−	$	−	$49,266	$49,266

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The fair value of financial instruments is as follows (in thousands):

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities (1)	$54,348	$49,135	$54,815	$39,224
Investments in commercial finance – loans held for investment	−	−	19,640	19,550
	$54,348	$49,135	$74,455	$58,774
Borrowings: (2)
Corporate secured credit facilities and note	$5,303	$5,303	$8,743	$8,743
Real estate debt	10,660	10,660	10,700	10,700
Senior Notes	10,000	10,210	16,263	17,438
Other debt	2,508	2,084	3,807	2,909
Commercial finance debt	−	−	183,146	183,146
	$28,471	$28,257	$222,659	$222,936

(1)
Certain of the receivables from managed entities at December 31, 2011 and September 30, 2011 have been valued using a present value discounted cash flow where market prices were not available.  The discount rate used in these calculations is the estimated current market rate, as adjusted for liquidity risk.

(2)
The carrying value of the Company’s corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates.  The carrying value of the Company’s real estate debt approximates fair value due to its recent issuance.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed as the Senior Notes.  The carrying value of the Company’s other debt was estimated using current interest for similar loans at December 31, 2011 and September 30, 2011.  The carrying value of the Company’s commercial finance debt approximated its fair value due to its recent issuance at September 30, 2011 and was deconsolidated during the Company’s first quarter ended December 31, 2011.  This disclosure excludes instruments valued on a recurring basis.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

LEAF lease valuation commitment.  In accordance with the November 2011 LCC Transaction, the Company and RCC have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3.  To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RCC to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RCC have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall.

Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RCC.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of December 31, 2011 and September 31, 2011.  As of December 31, 2011 and September 30, 2011, Resource Securities net capital was $295,000 and $254,000, respectively, which exceeded the minimum requirements by $195,000 and $154,000, respectively.

Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities, with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share). The clawback liability was $1.2 million at December 31 and September 30, 2011, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 19 – COMMITMENTS AND CONTINGENCIES – (Continued)

Legal proceedings.  In September 2011, First Community Bank, (“First Community”) filed a complaint against First Tennessee Bank and approximately thirty other defendants consisting of investment banks, rating agencies, collateral managers, including Trapeza Capital Management, LLC (“TCM”), and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc.  TCM and the Trapeza CDO issuers are collectively referred to as Trapeza.  The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment.  First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza) fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations.  Specifically, with respect to Trapeza, First Community alleges that it purchased $20 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan.  Trapeza believes that none of First Community’s claims have merit and intends to vigorously contest this action.

The Company is also a party to various routine legal proceedings arising out of the ordinary course of business.  Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition or operations.

Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million.

In July 2011, the Company entered into an agreement with one of the tenant in common (“TIC”) programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million, primarily for capital improvements, for the underlying property over the next two years.  The Company advanced funds totaling $1.4 million as of December 31, 2011.

The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.

General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of December 31, 2011, except for the clawback liability recorded for the two Trapeza entities, the real estate commitments, and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies, and accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2011
(unaudited)

NOTE 20 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Three Months Ended December 31, 2011
Revenues from external customers	$8,060	$5,913	$4,134	$	−	$18,107
Equity in earnings (losses) of unconsolidated entities	606	666	(715)		−	557
Total revenues	8,666	6,579	3,419		−	18,664
Segment operating expenses	(7,192)	(5,804)	(1,963)		−	(14,959)
General and administrative expenses	(78)	(869)	−		(1,949)	(2,896)
Gain on sale of leases and loans	−	−	37		−	37
Provision for credit losses	(104)	−	(2,146)		−	(2,250)
Depreciation and amortization	(323)	(37)	(1,556)		(145)	(2,061)
Gain on deconsolidation of LEAF	−	−	8,749		−	8,749
Loss on extinguishment of debt	−	−	−		(2,190)	(2,190)
Gain on sale of investment securities, net	−	41	−		17	58
Interest expense	(215)	−	(1,691)		(1,068)	(2,974)
Other income (expense), net	117	577	−		(135)	559
Pretax income attributable to noncontrolling interests (2)	(25)	−	(224)		−	(249)
Income (loss) including noncontrolling interests before intercompany interest expense and taxes	846	487	4,625		(5,470)	488
Intercompany interest (expense) income	−	−	(29)		29	−
Income (loss) from continuing operations including noncontrolling interests before taxes	$846	$487	$4,596		$(5,441)	$488

Three Months Ended December 31, 2010
Revenues from external customers	$6,791	$6,675	$1,787	$	−	$15,253
Equity in earnings (losses) of unconsolidated entities	83	1,655	(311)		−	1,427
Total revenues	6,874	8,330	1,476		−	16,680
Segment operating expenses	(5,461)	(6,720)	(4,273)		−	(16,454)
General and administrative expenses	(97)	(994)	−		(2,025)	(3,116)
Gain on sale of leases and loans	−	−	11		−	11
Provision for credit losses	−	−	(1,606)		−	(1,606)
Depreciation and amortization	(315)	(45)	(628)		(137)	(1,125)
Gain on sale of management contract	−	6,520	−		−	6,520
(Loss) gain on sale of investment securities, net	−	(1,470)	−		9	(1,461)
Interest expense	(275)	−	(611)		(1,483)	(2,369)
Other income, net	122	659	2		303	1,086
Pretax (income) loss attributable to noncontrolling interests (2)	(4)	−	967		−	963
Income (loss) including noncontrolling interests before intercompany interest expense and taxes	844	6,280	(4,662)		(3,333)	(871)
Intercompany interest (expense) income	−	−	(1,554)		1,554	−
Income (loss) from operations including noncontrolling interests before taxes	$844	$6,280	$(6,216)		$(1,779)	$(871)

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2011
(unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Segment assets:
December 31, 2011	$162,757	$36,927	$30,516	$(51,865)	$178,335
December 31, 2010	$155,930	$41,889	$76,646	$(41,291)	$233,174

(1)	Includes general corporate expenses and assets not allocable to any particular segment.
(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  During the three months ended December 31, 2010, the Company recognized a $5.1 million net gain on the sale of its management contract with, and equity investment in, Resource Europe CLO I.  There were no other revenues generated from the Company’s European operations for the three months ended December 31, 2011 and 2010.  Included in the segment assets are European assets of $1.5 million and $10.4 million as of December 31, 2011 and 2010, respectively.

Major Customer.  For the three months ended December 31, 2011, the total of the management, incentive and servicing fees that the Company received from RCC were 21% of its consolidated revenues as compared to 23% for the three months ended December 31, 2010.  These fees have been reported as revenues by the Company’s reporting segments.

NOTE 21 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)

This report contains certain forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors,” in our Annual Report on Form 10-K for the year ended September 30, 2011 and in other of our public filings with the Securities and Exchange Commission.  These risks and uncertainties could cause our actual results and financial position to differ materially from those anticipated in such statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.

Overview of the Three Months Ended December 31, 2011 and 2010

           We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of December 31, 2011, we managed $13.3 billion of assets.

We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise.  We believe this strategy enhances the return on investment we can achieve for our funds.  In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential).  In our financial fund management operations, we concentrate on trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, bank loans and asset backed securities, or ABS.

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

In our financial fund management segment, we have sponsored and manage issuers of collateralized debt and loan obligations, or CDOs and CLOs, respectively, for which we continue to receive fees.  In fiscal 2012, we expect to continue to focus on managing our existing assets and, to the extent market conditions permit, expand our CLO business.  In October 2011, on behalf of RCC and third-party investors, we closed Apidos CLO VIII, a $350.0 million CLO, for which we will receive asset management fees in the future.  On December 29, 2011, we entered into a sale and purchase agreement to sell our equity interests of Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, for (i) $25.0 million in cash and partnership interests in a joint venture that includes the Apidos portfolios as well as the portfolios contributed by our venture partner. Additionally, we will retain a preferred equity interest in Apidos, which will entitle us to receive incentive management fees from the legacy Apidos portfolios. We anticipate that, subject to government approvals, the sale will be consummated in our next fiscal quarter ending March 31, 2012, or shortly thereafter.

Our commercial finance operations underwent significant restructuring and recapitalization during fiscal 2011 and the first quarter of fiscal 2012.  These transactions provided substantial amounts of both equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF. Our subsidiary, LEAF Financial Corporation, retained the partnership management operations.  As a result of the recapitalization, our equity interest in LEAF was reduced to 15.7% on a fully diluted basis, and we have deconsolidated LEAF from our financial statements as of November 16, 2011.  We have recorded a $8.7 million gain on the deconsolidation of LEAF, inclusive of a $1.7 million remeasurement gain to reflect our investment in LEAF at fair value.  Due to the deconsolidation of LEAF, we have decreased our total assets at December 31, 2011 by $227.9 million and our outstanding borrowings by $184.7 million from the corresponding balances reported at September 30, 2011.  We will account for our future interests in LEAF as an equity investment.

Back to Index

Back to Index

During the three months ended December 31, 2011, we further improved our balance sheet and liquidity by refinancing our existing corporate debt.  In November, we redeemed $8.8 million of our Senior Notes and modified the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity to October 2013.  In conjunction with the modification of the notes, we accelerated the amortization of the warrant cost associated with the original issuance and, accordingly, recorded a loss on extinguishment of $2.2 million during the three months ended December 31, 2011.  In addition, we amended our corporate credit facility with TD Bank to extend the maturity from August 2012 to August 2013 and amended our Republic Bank facility to extend its maturity from December 2012 to December 2013.

Assets Under Management

Our assets under management increased by $1.3 billion to $13.3 billion at December 31, 2011 from $12.0 billion at December 31, 2010.  The following table sets forth information relating to our assets under management by operating segment (in millions): (1)

	As of December 31,		Increase (Decrease)
	2011	2010	Amount		Percentage
Financial fund management	$11,145	$9,703	$1,442	(2)	15%
Real estate	1,610	1,563	47		3%
Commercial finance	549	779	(230	) (3)	(30)%
	$13,304	$12,045	$1,259		10%

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.
(2)
Increase primarily related to subadvisory agreement with Resource Capital Corp., or RCC, to provide sub-advisory management services on five CLOs ($1.7 billion) that was entered into in February 2011 and a $355.6 million increase in bank loans for Apidos CLO VIII, which we closed in October and manage on behalf of RCC.  These increases were offset primarily by decreases in the eligible collateral bases of our ABS ($370.6 million) and trust preferred portfolios ($269.7 million) resulting from defaults, paydowns, sales and calls.

(3)	Reduction primarily reflects the paydowns of existing leases and loans in our commercial finance funds.

Assets under management are primarily managed through the investment entities we sponsor.  Our financial fund management and real estate segments manage assets on behalf of RCC.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:
	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of December 31, 2011:
Financial fund management	38	13	−	1
Real estate	2	8	6	5
Commercial finance	−	4	−	2
	40	25	6	8
As of December 31, 2010:
Financial fund management	32	13	−	1
Real estate	2	8	7	4
Commercial finance	−	4	−	1
	34	25	7	6

Back to Index

Back to Index

As of December 31, 2011 and 2010, we managed $13.3 billion and $12.0 billion of assets, respectively, for the accounts of institutional and individual investors, RCC and for our own account in the following asset classes (in millions):

	December 31, 2011						December 31, 2010
	Institutional and Individual Investors	RCC		Company		Total	Total
Trust preferred securities (1)	$3,869	$	−	$	−	$3,869	$4,139
Bank loans (1)	2,700		2,966		−	5,666	3,619
Asset-backed securities (1)	1,490		−		−	1,490	1,861
Real properties (2)	607		108		14	729	606
Mortgage and other real estate-related loans (2)	23		839		19	881	957
Commercial finance assets (3)	323		−		226	549	779
Private equity and other assets (1)	84		36		−	120	84
	$9,096		$3,949		$259	$13,304	$12,045

(1)	We value these assets at their amortized cost.
(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of commercial real estate loans; and (ii) the book values of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book values of the equipment and leases and loans financed.

Employees

As of December 31, 2011, we employed 552 full-time workers, a decrease of 136, or (20%), from 688 employees at December 31, 2010.  The following table summarizes our employees by operating segment:
	Total	Real Estate	Financial Fund Management	Corporate/ Other	Commercial Finance (1)
December 31, 2011:
Investment professionals	69	39	28	2	−
Other	70	19	12	39	−
	139	58	40	41	−
Property management	413	413	−	−	−
Total	552	471	40	41	−

December 31, 2010:
Investment professionals	100	34	28	2	36
Other	222	16	10	40	156
	322	50	38	42	192
Property management	366	366	−	−	−
Total	688	416	38	42	192

(1)	Due to the LEAF deconsolidation in November 2011, we no longer have commercial finance employees.

Back to Index

Back to Index

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

	Three Months Ended December 31,
	2011	2010
Fund management revenues (1)	$8,449	$9,262
Finance and rental revenues (2)	6,099	2,965
RCC management fees	3,689	3,807
Gain on resolution of loans (3)	60	85
Other (4)	367	561
	$18,664	$16,680

(1)
Includes fees from each of our real estate, commercial finance and financial fund management operations and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management, and commercial finance operations.

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

We provide a more detailed discussion of the revenues generated by each of our business segments under “Results of Operations:  Real Estate”, “Financial Fund Management,” and “Commercial Finance.”

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of December 31,
	2011	2010
Assets under management: (1)
Commercial real estate debt	$792	$762
Real estate investment funds and programs	566	566
Distressed portfolios	114	155
Properties managed for RCC	60	−
RRE Opportunity REIT	44	−
Institutional portfolios	15	51
Legacy portfolio	19	29
	$1,610	$1,563

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

Back to Index

Back to Index

We support our real estate investment funds by making long-term investments in them.  Fee income can be highly variable and, for the remainder of fiscal 2012, fee income will depend upon the success of the RRE Opportunity REIT and the timing of its acquisitions.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):
	Three Months Ended
	December 31,
	2011	2010
Revenues:
Management fees
Asset management fees	$1,847	$1,543
Resource Residential property management fees	1,637	1,350
REIT management fees - RCC	1,383	1,363
	4,867	4,256
Other revenues
Rental property income and revenues on consolidated VIE (1)	1,313	1,244
Master lease revenues	1,019	997
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	801	209
Equity in earnings of unconsolidated entities	606	83
Gains and fees on the resolution of loans and other property interests	60	85
	$8,666	$6,874
Costs and expenses:
General and administrative expenses	$3,747	$2,138
Resource Residential expenses	1,598	1,355
Master lease expenses	1,016	1,105
Rental property expenses and expenses on consolidated VIEs	831	863
	$7,192	$5,461

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

Revenues – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Revenues from our real estate operations increased $1.8 million (26%) for the three months ended December 31, 2011.  We attribute the increase primarily to the following:

Management fees – increased by $611,000, principally due to the following:

●	a $304,000 increase in asset management fees, reflecting the additional properties in the distressed portfolio we manage;

●
a $287,000 increase in property management fees earned by our property manager, Resource Residential, reflecting a 1,790 unit increase (13%) in multifamily units under management to 15,918 units at December 31, 2011 from 14,128 at December 31, 2010; and

●
a $20,000 increase in REIT management fees from RCC.  We receive a quarterly base management fee calculated on RCC’s equity capital.  Additionally, we earn an incentive management fee based on the adjusted operating earnings of RCC, which varies by quarter.  The base management fee increased by $198,000 for the three months ended December 31, 2011 as compared to the prior year period.  This increase was offset by a $178,000 decrease related to the incentive management fee.  We received $178,000 for the three months ended December 31, 2010; there was no incentive fee earned in the current year period.

Other revenues – increased by $1.2 million, principally due to the following:

●
a $592,000 increase in fee income in connection with the purchase and third-party financing of property through our real estate investment entities.  During the three months ended December 31, 2011, we earned fees from the acquisition of one property and the sale of two properties and two loans, while in the prior year period we earned fees from the acquisition of two distressed notes during the three months ended December 31, 2010; and

●
a $523,000 increase in equity in earnings of unconsolidated entities.  The three months ended December 31, 2011 includes a $750,000 equity gain for money released from escrow related to the fiscal 2011 sale of a Washington, DC office building by one of our legacy portfolio investments.  This increase was offset, in part, by the equity losses we incurred related to our real estate investment partnerships.

Back to Index

Back to Index

Costs and Expenses – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Costs and expenses of our real estate operations increased $1.7 million (32%) for the three months ended December 31, 2011.  We attribute these changes primarily to the following:

●	a $1.6 million increase in general and administrative expenses related principally to the costs of fundraising and marketing for RRE Opportunity REIT; and

●
a $243,000 increase in Resource Residential expenses due to increased wages and benefits, primarily in conjunction with the additional personnel needed to operate and manage the increase in properties.

Results of Operations:  Financial Fund Management

Financial Fund Management

      General.  We conduct our financial fund management operations primarily through six separate operating entities:

●
Apidos Capital Management, LLC, or Apidos, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CDO issuers, managed accounts and a credit opportunities fund;

●
Trapeza Capital Management, LLC, or TCM, a joint venture between us and an unrelated third-party, manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers and related partnerships.  TCM, together with the Trapeza CDO issuers and Trapeza partnerships, are collectively referred to as Trapeza;

●	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

●
Ischus Capital Management, LLC, or Ischus, finances, structures and manages investments in ABS including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

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

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RCC (in millions) (1):

	As of December 31, 2011
	Institutional and Individual Investors	RCC		Total by Type
Trapeza	$3,869	$	−	$3,869
Apidos (2)	2,700		2,966	5,666
Ischus	1,490		−	1,490
Other company-sponsored partnerships	84		36	120
	$8,143		$3,002	$11,145

	As of December 31, 2010
	Institutional and Individual Investors	RCC		Total by Type

Trapeza	$4,139	$	−	$4,139
Apidos	2,679		940	3,619
Ischus	1,861		−	1,861
Other company-sponsored partnerships	77		7	84
	$8,756		$947	$9,703

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management”.
(2)
In February 2011, we entered into a services agreement to provide subadvisory collateral management and administration services for five CDO issuers managed by RCC ($1.7 billion), and in October 2011, we closed Apidos VIII, a CLO we manage on behalf of RCC ($355.6 million).

Back to Index

Back to Index

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

Our financial fund management operations historically have depended upon our ability to sponsor CDO issuers and sell their CDOs.  During the past several years, the market for CDOs in the asset classes we manage has been extremely limited.  While we believe that the market has recently loosened, and we were able to sponsor Apidos CLO VIII, we cannot predict whether we will be able to sponsor other CDOs in the future.  Accordingly, we expect that the management fee revenues in this segment of our operations will remain stable or decline.

Apidos

We sponsored, structured and/or currently manage 17 CDO issuers for institutional and individual investors and RCC, which hold approximately $5.7 billion in bank loans at December 31, 2011, of which $3.0 billion are managed on behalf of RCC through nine CDO issuers.  In February 2011, we entered into a services agreement with a subsidiary of RCC to provide subadvisory collateral management and administration services for five CDO issuers which hold approximately $1.7 billion in bank loans.  In connection with the services provided, RCC will pay us 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees collected.  In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO, that we manage on behalf of RCC and third-party investors.  We previously sponsored, structured and managed one CDO issuer holding international bank loans.  In December 2010, we completed the sale of our management contract for this CDO issuer.

We currently derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2011 nor for the three months ended December 31, 2011.  Incentive management fees are subordinated to debt service payments on the CDOs.

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

Back to Index

Back to Index

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

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $26.9 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.5 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Revenues:
Fund management fees	$3,827	$4,294
RCC management fees	2,306	2,402
Introductory agent fees	151	1,078
Earnings from unconsolidated CDOs	194	413
Other	−	3
	6,478	8,190
Limited and general partner interests	101	140
	$6,579	$8,330
Costs and expenses:
General and administrative expenses	$5,804	$6,720

Introductory agent fees, recorded as of the trade date, vary by transaction and, accordingly, there may be significant variations in these revenues from period to period.

Revenues – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Revenues decreased $1.8 million (21%) to $6.6 million for the three months ended December 31, 2011.  We attribute the decrease primarily to the following:

●	a $467,000 decrease in fund management fees, principally from the following:

–
a $683,000 decrease in incentive fees earned on the credit opportunities fund that we manage, related to the fee earned during the three months ended December 31, 2010.  No such fees were earned during the current year period; and

–
a $123,000 decrease in management and incentive fees earned on separately managed accounts, principally related to fees we earned ($106,000) during the three months ended December 31, 2010 on an account that we no longer manage.

Back to Index

Back to Index

           These decreases were partially offset by:

–
a $216,000 increase in collateral management fees earned in connection with a services agreement with a subsidiary of RCC.  In February 2011, we entered into a services agreement with RCC to provide subadvisory collateral management and administrative services for five CDO issuers invested in bank loans; and

–	a $133,000 increase in collateral management fees earned on Apidos CLO VIII. No such fees were earned during the prior year period.

●
a $96,000 decrease in RCC management fees primarily due to a decrease in incentive management fees earned by Resource Capital Markets on managing a trading portfolio on behalf of RCC.  Incentive management fees earned on managing this portfolio for the three months ended December 31, 2011 totaled $1.9 million as compared to $2.1 million for the prior year period.  This decrease in incentive management fees was partially offset by a $169,000 increase in base management fees earned by our Apidos operations;

●
a $927,000 decrease in introductory agent fees as a result of fees earned in connection with seven structured security transactions with an average fee of $22,000 for the three months ended December 31, 2011 as compared to 31 structured security transactions with an average fee of $35,000 for the prior year period; and

●
a $219,000 net decrease in earnings from four unconsolidated CDO issuers invested in bank loans we previously sponsored and managed, primarily resulting from the sale of our equity interest in one of our European CLOs  in December 2010.

Costs and Expenses – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 30, 2010

Costs and expenses of our financial fund management operations decreased $916,000 (14%) for the three months ended December 31, 2011.  This decrease was primarily the result of a $572,000 decrease in compensation expense related to a reduction in personnel and an increase in severance costs associated with the sale of our European management contract in December 2010.  In addition, our structured security transaction commissions decreased by $395,000 as a result of reduced activity and profit-sharing relating to portfolio management activities conducted by Resource Capital Markets for RCC decreased by $305,000 as a result of a decrease in incentive management fees earned.  These decreases were partially offset by increases in professional fees ($152,000), other operating expenses ($111,000) and rent ($57,000).

Results of Operations: Commercial Finance

The commercial finance assets we manage, at December 31, 2011 decreased by $230.0 million to $549.0 million as compared to $779.0 million at December 31, 2010.  The decrease reflects a $314.0 million reduction in assets we managed for our four investment entities due to the natural runoff of the leases portfolios, which was partially offset by an increase in the LEAF portfolio.  As of December 31, 2011, we managed approximately 60,000 leases and loans for LEAF and our investment entities, with an average original finance value of $26,000 and an average term of 58 months as compared to approximately 80,000 leases and loans with an average original finance value of $25,000 and an average term of 56 months as of December 31, 2010.

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of December 31,
	2011	2010
Commercial finance investment entities	$319	$633
LEAF	226	−
LEAF Financial	−	22
RCC	−	110
Other	4	14
	$549	$779

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

Back to Index

Back to Index

We consolidated the operating results of LEAF through November 16, 2011 and have recorded our equity interest in the losses of LEAF for the remainder of the three months ended December 31, 2011.  We continue to consolidate the operating results of LEAF Financial.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Revenues: (1)
Equity in losses of LEAF	$(565)	$	−
Finance revenues	3,767		724
Fund management fees	−		505
Equity in losses of commercial finance investment entities	(150)		(311)
Other	367		558
	$3,419		$1,476

Costs and expenses:
Wage and benefit costs	$1,875		$2,000
Other costs and expenses	740		2,273
Deferred initial direct costs and expenses	(652)		−
	$1,963		$4,273

(1)	Total revenues include RCC servicing and origination fees of $0 and $144,000 for the three months ended December 31, 2011 and 2010, respectively.

Revenues – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Revenues increased by $1.9 million (132%) for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  We attribute this increase primarily to the following:

●
a $3.0 million increase in finance revenues, which was primarily driven by an increase in the size of the LEAF portfolio.  Assets managed by LEAF increased from $22.0 million at December 31, 2010 to $209.0 million at November 16, 2011, the date it was deconsolidated.  We expect that finance revenues will significantly decrease in future periods as a result of the LEAF deconsolidation; and

●
a $161,000 increase in revenues reflecting the reduction in equity losses of our commercial finance investment partnerships, primarily a result of continued run-offs and improved aging of their commercial finance assets, which led to a reduced provision for credit losses period over period.

This increase was partially offset by the following:

●
a $565,000 increase in equity in losses of LEAF subsequent to its deconsolidation.  Our loss was based on our proportionate ownership of LEAF common stock from November 17, 2011 through December 31, 2011;

●
a $505,000 decrease in fund management fees due to waived fees.  Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  Accordingly,  we waived $1.5 million of fund management fees from these entities for the three months ended December 31, 2011; and

●	a $191,000 decrease in other income due principally to a decrease in insurance charges.

Costs and Expenses – Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Costs and expenses from our commercial finance operations decreased by $2.3 million (54%) for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.  This decrease is primarily a result of the LEAF deconsolidation on November 16, 2011.

Back to Index

Back to Index

Results of Operations: Other Costs and Expenses

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment and by category of financing receivable (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Commercial finance:
Receivables from managed entities	$1,995	$1,411
Leases, loans and future payment card receivables	151	195

Real estate:
Receivables from managed entities	90	−
Rent receivables	14	−
	$2,250	$1,606

We have estimated, based on projected cash flows, that three of the commercial finance funds and two of the real estate partnerships that we sponsored and manage will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded a $2.1 million provision for the three months ended December 31, 2011, as compared to $1.4 million recorded in the three months ended December 31, 2010.

Depreciation and Amortization

Depreciation and amortization expense was $2.1 million for the three months ended December 31, 2011, an increase of $936,000 (83%) as compared to $1.1 million for the three months ended December 31, 2010.  The increase for the three months ended December 31, 2011 primarily reflects the $1.1 million increase in depreciation relating to the additional $23.6 million of operating leases held by LEAF prior to its deconsolidation in November 2011.

Interest Expense

Interest expense was $3.0 million for the three months ended December 31, 2011, an increase of $605,000 (26%) as compared to $2.4 million for the three months ended December 31, 2010, including LEAF for the period prior to its deconsolidation.  As a result of the deconsolidation of LEAF, we will not reflect any commercial finance interest expense in future periods.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Corporate	$1,068	$1,483
Commercial finance	1,691	611
Real estate	215	275
	$2,974	$2,369

Back to Index

Back to Index

Facility utilization, our outstanding Senior Notes (in millions) and the corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended
	December 31,
	2011		2010
Corporate – secured credit facilities and term note:
Average borrowings		$6.2		$13.8
Average interest rates		6.0%		7.0%

Corporate – Senior Notes:
Average borrowings		$15.5		$18.8
Average interest rates		11.4%		12.0%

Commercial finance – secured credit facility (1):
Average borrowings		$68.8	$	−
Average interest rates		4.2%		−%

Commercial finance – term securitizations (1):
Average borrowings		$112.8	$	−
Average interest rates		4.2%		−%

Commercial finance – terminated short-term bridge facility (1):
Average borrowings	$	−		$20.9
Average interest rates		−%		6.9%

(1)
The amounts presented for commercial finance for the three months ended December 31, 2011 reflect for the period from October 1 to November 16, 2011.  Subsequently, these facilities have been deconsolidated from our consolidated financial statements.

Gain on the Deconsolidation of LEAF

In November 2011, we obtained an additional outside investment in LEAF by a third-party private investment firm.  Accordingly, we determined that we no longer control LEAF and, effective with that investment, we have deconsolidated it for financial reporting purposes.  As a result of that transaction, our equity interest in LEAF is 15.7% on a fully diluted basis.  We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero.  In addition, we utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our investment in LEAF as of the transaction date.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Based on a third-party valuation, our investment in LEAF was valued at $1.7 million.  Accordingly, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.

Loss on Extinguishment of Debt

In September and October 2009, we issued $18.8 million of Senior Notes along with detachable 5-year warrants to purchase common stock.  The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair value.  The warrant fair value was recorded as a discount to the notes and was to be amortized over a 3-year period using the effective interest method.  In November 2011, we refinanced the Senior Notes through a partial redemption and modification.  Due to the modification, we expensed the remaining $2.2 million discount related to the warrant fair value.

Gain on Sale of Management Contract

In December 2010, we sold the management contract of Resource Europe CLO I, or REM I, and recorded a gain of $6.5 million.

Gain (Loss) on Investment Securities, Net

During the three months ended December 31, 2011, we sold 26,517 shares of The Bancorp, Inc., or TBBK, common stock and recognized a gain of $17,000.  In December 2010, we received proceeds of $2.9 million from the sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.  In addition, we sold 20,225 of our shares of TBBK during the three months ended December 31, 2010, and recognized a gain of $9,000.

Back to Index

Back to Index

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 21% for the three months ended December 31, 2011 as compared to 35% for the three months ended December 31, 2010. The decrease in the rate primarily relates to the recording of a discrete tax benefit for the partial reversal of a valuation allowance in the amount of $119,000 that is no longer needed.  Our effective income tax rate without this discrete item would have been 37% for the three months ended December 31, 2011.

Currently, we project our effective tax rate to be between 35% and 39% for the remainder of fiscal 2012. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain U.S. states in which we have significant business operations. We are currently undergoing a New York State examination for fiscal 2007 – 2009.  In addition, LEAF Ventures, LLC, an entity we consolidate, is currently undergoing an IRS examination for fiscal 2010.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2008 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2005.

Net (Income) Loss Attributable to Noncontrolling Interests

We record third-party interests in our earnings as amounts attributable to noncontrolling interests.  Included in commercial finance are noncontrolling interests in LEAF for the period prior to its deconsolidation.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended
	December 31,
	2011	2010
Commercial finance – RCC investment in LEAF preferred stock (1)	$(571)	$	−
Commercial finance – management restricted stock, net of tax of $130 and $338 (2)	218		629
Real estate – outside interest in our hotel property (3)	(25)		(4)
	$(378)		$625

(1)
In the January 2011 formation of LEAF, RCC received 3,743 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share.  The warrants were recorded as a discount to the preferred stock and amortized over the five-year term of the warrants.  As a result of the deconsolidation of LEAF, we will no longer record this noncontrolling interest in subsequent periods.

(2)
Senior commercial finance executives held a 13.9% interest in LEAF Financial as of December 31, 2010, which in January 2011 was exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis assuming the exercise of warrants outstanding for the purchase of LEAF common stock). As a result of the deconsolidation of LEAF, we will no longer record this noncontrolling interest in subsequent periods.

(3)	A related party holds a 19.99% interest in the hotel property we own in Savannah, Georgia.

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

At December 31, 2011, our liquidity was comprised of the following primary sources:

●	cash on hand of $12.8 million;

●	the disposition of non-core assets;

●	$5.2 million of availability under our two corporate credit facilities; and

●	cash generated from operations.

Our consolidated balance sheet liquidity has significantly improved as of December 31, 2011, due principally to the disposition of non-core assets and the refinancing of our debt.

Back to Index

Back to Index

We also completed the recapitalization of LEAF, including the $50.0 million growth equity investment by a third-party private investment firm.  The resulting deconsolidation of LEAF eliminated $202.5 million of borrowings from our balance sheet.

In connection with the agreements for the sale of our equity interests in Apidos, we expect to receive $25.0 million in cash, before costs and expenses, as well as continuing interests in the newly-formed joint partnership.  We anticipate the sale will close during the three months ending March 31, 2012, or shortly thereafter.

Disposition of Non-core Assets.  Our legacy portfolio at December 31, 2011 consisted of one loan and five property interests.  To the extent we are able to dispose of these assets, we will obtain additional liquidity.  The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions.  We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.

Refinancing and paydown of our debt.  In addition to the elimination of LEAF’s debt on deconsolidation, we repaid $3.4 million of outstanding borrowings under the TD Bank facility and redeemed $8.8 million of our Senior Notes.  In November 2011, we extended the maturity of our TD facility from August 2012 to August 2013 and modified the remaining $10.0 million of our Senior Notes to reduce the interest rate to 9% and extend the maturity to October 2013.  We also amended our Republic Bank facility to extend the maturity of that facility to December 1, 2013.

As of December 31, 2011, our total borrowings outstanding of $28.5 million included $10.0 million of Senior Notes, $5.3 million of corporate revolving debt, $10.7 million of mortgage debt secured by the underlying property and $2.5 million of other debt.

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at December 31, 2011 (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year		1 – 3 Years	4 – 5 Years		After 5 Years
Non-recourse to RAI:
Senior Notes	$10,000	$	−	$10,000	$	−	$	−
Mortgage – hotel property	10,660		171	382		433		9,674
	20,660		171	10,382		433		9,674
Recourse to RAI:
Secured credit facilities (1)	$5,303	$	−	$5,303	$	−	$	−
Other debt (1)	2,021		344	−		1,677		−
Capital lease obligations	487		246	241		−		−
	7,811		590	5,544		1,677		−

Operating lease obligations	10,640		1,811	2,693		2,417		3,719
Other long-term liabilities	10,492		2,427	2,153		1,503		4,409

Total contractual obligations	$49,603		$4,999	$20,772		$6,030		$17,802

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2011, as follows: less than 1 year: $2.1 million; 1-3 years:  $2.5 million; 4-5 years:  $1.3 million; and after 5 years: $2.8 million.

			Amount of Commitment Expiration Per Period
	Total		Less than 1 Year		1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$	−	$	−	$	−	$	−	$	−
Standby letters of credit		803		803		−		−		−
Total commercial commitments		$803		$803	$	−	$	−	$	−

Back to Index

Back to Index

LEAF Valuation Commitment.  In accordance with the November 2011 LLC Transaction, we along with RCC have jointly undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, LLC, or LRF3, a wholly-owned subsidiary of LEAF which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF3 on the date it was contributed to LEAF by RCC), as of the final testing date within 90 days of December 31, 2013, we and RCC have agreed to be jointly and severally obligated to contribute cash to LEAF to make up the shortfall.

Broker-Dealer Capital Requirement.  Resource Securities (formerly Chadwick Securities, Inc.), our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us and RCC.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of December 31, 2011 and September 30, 2011, respectively.  As of December 31, 2011 and September 30, 2011, Resource Securities net capital was $295,000 and $254,000, respectively, which exceeded the minimum requirements by $195,000 and $154,000, respectively.

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability.  The clawback liability was $1.2 million at December 31, 2011 and September 30, 2011.

Legal Proceedings.  In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants, consisting of investment banks, rating agencies, collateral managers, including TCM, and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc.  TCM and the Trapeza CDO issuers are collectively referred to as Trapeza.  The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment.  First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza), fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations.  Specifically, with respect to Trapeza, First Community alleges that it purchased $20 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan.  Trapeza believes that none of First Community’s claims have merit and intends to vigorously contest this action.

           Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, we are committed to invest 1% of the equity raised to a maximum amount of $2.5 million.

In July 2011, we entered into an agreement with one of the TIC programs we sponsored and manage.  This agreement requires us to fund up to $1.9 million, principally for capital improvements, for the underlying property over the next two years.  As of December 31, 2011, we have advanced funds totaling $1.4 million.

The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.

General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of December 31, 2011, except for the clawback liability recorded for the two Trapeza entities, real estate commitments, and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Back to Index

Back to Index

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities.  We make estimates of the valuation allowance against our deferred tax assets, collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment.  The financial fund management segment makes assumptions in determining the fair value of our investments in securities available-for-sale and in estimating the liability, if any, for clawback provisions on certain of our partnership interests.  We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the Senior Notes and related warrants.  On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see our Annual Report on Form 10-K for the year ended September 30, 2011, at Note 2 of the “Notes to Consolidated Financial Statements.”

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

The following analyzes the potential impact of a hypothetical change in interest rates as of December 31, 2011.  Our analysis does not consider other possible effects that could impact our business.

At December 31, 2011, we have two secured revolving credit facilities for general business use.  Weighted average borrowings on these facilities were $5.4 million for the three months ended December 31, 2011 at an interest rate of 6.0% on outstanding borrowings.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $33,000.

Our $10.0 million of 9% Senior Notes outstanding are at a fixed rate of interest and are, therefore, not subject to interest rate fluctuation.

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

Back to Index

Back to Index

Internal Financial Control

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2011	85,426	$4.69	137,026	$19,358,000
November 1 to November 30, 2011	70,263	$4.83	207,289	$19,019,000
December 1 to December 31, 2011	41,305	$4.82	248,594	$18,820,000
Total	196,994	$4.77

(1)	The average price per share as reflected above includes broker fees/commissions.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1
Resource America, Inc. and CVC Capital Partners SICAV-FIS S.A. Sales and Purchase Agreement, dated December 29, 2011.  Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Note Purchase Agreement (including the form of Senior Note and form of Warrant). (2)
4.2(a)	Indenture between LEAF Funding SPE 1, LLC and U.S. Bank National Association, dated August 20, 2010. (3)
4.2(b)
Supplemental Indenture Number One, dated April 27, 2011, to the Indenture, dated as of December 5, 2010, by and among LEAF Capital Funding SPE A, LLC, as Issuer, U.S. Bank National Association, as Trustee and Custodian, and Guggenheim Securities, LLC, as Administrative Agent. (7)

10.1(a)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (6)
10.1(b)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (9)
10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (4)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (4)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (4)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (4)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (4)
10.7(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (5)
10.7(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (8)
10.7(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8	Indenture between LEAF Receivables Funding 7, LLC and U.S. Bank National Association, dated as of September 7, 2011. (10)
10.9	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (11)

Back to Index

Back to Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Stock Purchase Agreement by and among LEAF Commercial Capital, Inc., LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp., Resource America, Inc. and the Purchasers named therein, dated November 16, 2011.

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011.
99.3	LEAF Commercial Capital, Inc. Stockholders’ Agreement, dated November 16, 2011.
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 3, 2011 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

Back to Index

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: February 6, 2012	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: February 6, 2012	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer