Form 10-Q
period 2012-03-31
RESOURCE AMERICA, INC.
filed 2012-05-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of outstanding shares of the registrant’s common stock on May 2, 2012 was 19,825,774 shares.

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2012	2011
	(unaudited)
ASSETS
Cash	$9,918	$24,455
Restricted cash	628	20,257
Receivables	475	1,981
Receivables from managed entities and related parties, net	51,329	54,815
Investments in commercial finance, net	−	192,012
Investments in real estate	19,541	19,942
Investment securities, at fair value	16,483	15,124
Investments in unconsolidated entities	12,742	12,710
Property and equipment, net	3,160	6,998
Deferred tax assets, net	48,711	51,581
Goodwill	−	7,969
Other assets	5,505	14,662
Total assets	$168,492	$422,506

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,515	$40,887
Payables to managed entities and related parties	1,311	1,232
Borrowings	28,132	222,659
Total liabilities	50,958	264,778

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 28,811,012 and 28,779,998 shares issued, respectively (including nonvested restricted stock of 417,155 and 649,007, respectively)	284	281
Additional paid-in capital	281,692	281,686
Accumulated deficit	(51,290)	(48,032)
Treasury stock, at cost; 9,314,218 and 9,126,966 shares, respectively	(99,672)	(98,954)
Accumulated other comprehensive loss	(13,760)	(14,613)
Total stockholders’ equity	117,254	120,368
Noncontrolling interests	280	37,360
Total equity	117,534	157,728
	$168,492	$422,506

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUES:
Real estate	$9,716	$6,258	$18,382	$13,132
Financial fund management	6,304	7,612	12,883	15,942
Commercial finance	(1,240)	6,477	2,179	7,953
	14,780	20,347	33,444	37,027
COSTS AND EXPENSES:
Real estate	7,407	6,088	14,599	11,549
Financial fund management	4,379	5,960	10,183	12,680
Commercial finance	230	3,693	2,193	7,966
Restructuring expenses	365	−	365	−
General and administrative	2,467	2,897	5,363	6,013
Gain on sale of leases and loans	−	(252)	(37)	(263)
Provision for credit losses	2,962	2,719	5,212	4,325
Depreciation and amortization	535	2,921	2,596	4,046
	18,345	24,026	40,474	46,316
OPERATING LOSS	(3,565)	(3,679)	(7,030)	(9,289)

OTHER INCOME (EXPENSE):
Gain on deconsolidation of LEAF	−	−	8,749	−
Loss on extinguishment of debt	−	−	(2,190)	−
Gain on sale of management contract	−	−	−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	4,426	−	4,426
Gain (loss) on sale of investment securities, net	5	97	63	(1,364)
Impairment loss recognized in earnings	(74)	−	(74)	−
Interest expense	(645)	(4,167)	(3,619)	(6,536)
Other income, net	625	203	1,184	1,289
	(89)	559	4,113	4,335
Loss from continuing operations before taxes	(3,654)	(3,120)	(2,917)	(4,954)
Income tax benefit	(1,323)	(1,290)	(1,169)	(1,932)
Loss from continuing operations	(2,331)	(1,830)	(1,748)	(3,022)
Loss from discontinued operations, net of tax	(16)	(2,153)	(36)	(2,153)
Net loss	(2,347)	(3,983)	(1,784)	(5,175)
Add: net loss (income) attributable to noncontrolling interests	39	(283)	(339)	342
Net loss attributable to common shareholders	$(2,308)	$(4,266)	$(2,123)	$(4,833)

Amounts attributable to common shareholders:
Loss from continuing operations	$(2,292)	$(2,113)	$(2,087)	$(2,680)
Discontinued operations	(16)	(2,153)	(36)	(2,153)
Net loss	$(2,308)	$(4,266)	$(2,123)	$(4,833)

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.11)	$(0.11)	$(0.14)
Discontinued operations	−	(0.11)	−	(0.11)
Net loss	$(0.12)	$(0.22)	$(0.11)	$(0.25)
Weighted average shares outstanding	19,437	19,355	19,575	19,213

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED MARCH 31, 2012
(in thousands)
(unaudited)

	Attributable to Common Shareholders
					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Stock	(Loss) Income	Equity	Interests	Equity	(Loss) Income
Balance, October 1, 2011	$281	$281,686	$(48,032)	$(98,954)	$(14,613)	$120,368	$37,360	$157,728
Net (loss) income	−	−	(2,123)	−	−	(2,123)	339	(1,784)	$(1,784)
Issuance of common shares	3	135	−	−	−	138	−	138
Treasury shares issued	−	(170)	−	237	−	67	−	67
Stock-based compensation	−	750	−	−	−	750	−	750
Repurchases of common stock	−	−	−	(955)	−	(955)	−	(955)
Cash dividends	−	−	(1,135)	−	−	(1,135)	−	(1,135)
Contribution	−	−	−	−	−	−	85	85
Deconsolidation of LEAF (see Note 1)	−	(709)	−	−	−	(709)	(37,553)	(38,262)
Other comprehensive income	−	−	−	−	853	853	49	902	902
Balance, March 31, 2012	$284	$281,692	$(51,290)	$(99,672)	$(13,760)	$117,254	$280	$117,534	$(882)

The accompanying notes are an integral part of this statement

(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,784)	$(5,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,693	6,243
Provision for credit losses	5,212	4,325
Equity in earnings of unconsolidated entities	(228)	(1,944)
Distributions from unconsolidated entities	2,021	2,751
Gain on sale of leases and loans	(37)	(263)
(Gain) loss on sale of loans and investment securities, net	(63)	1,364
Impairment loss recognized in earnings	74	−
Gain on deconsolidation of LEAF	(8,749)	−
Loss on extinguishment of debt	2,190	−
Gain on sale of management contract	−	(6,520)
Extinguishment of servicing and repurchase liabilities	−	(4,426)
Deferred income tax benefit	(1,169)	(3,065)
Equity-based compensation issued	817	1,401
Equity-based compensation received	(164)	(33)
Loss from discontinued operations	36	2,153
Changes in operating assets and liabilities	(4,296)	(1,047)
Net cash used in operating activities	(2,447)	(4,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95)	(411)
Payments received on real estate loans and real estate	1,550	−
Investments in unconsolidated real estate entities	(503)	(419)
Purchase of commercial finance assets	(18,483)	(25,790)
Principal payments received on leases and loans	9,037	−
Cash divested on deconsolidation of LEAF	(2,284)	−
Proceeds from sale of management contract	−	9,095
Purchase of loans and investments	(736)	−
Proceeds from sale of loans and investments	277	3,341
Net cash used in investing activities	(11,237)	(14,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	31,000
Principal payments on borrowings	(123,924)	(13,756)
Dividends paid	(1,135)	(1,105)
Proceeds from issuance of common stock	−	1,853
Repurchase of common stock	(955)	−
Proceeds from issuance of LEAF preferred stock	−	10,221
Preferred stock dividends paid by LEAF to RSO	(188)	−
Payment of debt financing costs	(1,864)	(1,075)
Increase in restricted cash	(652)	(3,518)
Other	(411)	−
Net cash (used in) provided by financing activities	(284)	23,620

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(569)	52
Net cash (used in) provided by discontinued operations	(569)	52

(Decrease) increase in cash	(14,537)	5,252
Cash at beginning of year	24,455	11,243
Cash at end of period	$9,918	$16,495

The accompanying notes are an integral part of these statements

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF QUARTERLY PRESENTATION

Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate,  financial fund management, and commercial finance operating segments.  As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund.  The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise.  The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust (“REIT”).

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the six months ended March 31, 2012 may not necessarily be indicative of the results of operations for the full year ending September 30, 2012.

LEAF Commercial Capital, Inc. (“LEAF”).  In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources.  LEAF Financial Corporation, a subsidiary of the Company, retained the management of the four equipment leasing partnerships, which are sub-serviced by LEAF.  On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LCC Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”).  Pursuant to the November 2011 LCC Transaction, Eos invested $50.0 million in cash in LEAF in exchange for 50,000 shares of newly-issued 12% Series A Participating Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase 2,954 shares of LEAF common stock for an exercise price of $0.01 per share, collectively representing, on a fully-diluted basis, a 45.1% interest in LEAF.  In exchange for its prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly-issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly-issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF.  The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest.  As a result of the November 2011 LCC Transaction, the Company deconsolidated LEAF (see Note 3) and has accounted for its investment in LEAF on the equity method beginning on November 17, 2011.  In conjunction with the transaction and resulting deconsolidation of LEAF, the Company recorded a gain of $8.7 million.

Apidos Capital Management, LLC (“Apidos”).  On April 17, 2012, the Company sold 100% of its common equity interests in Apidos, its collateralized loan obligation (“CLO”) management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Pursuant to the sale and purchase agreement and related agreements between the Company and CVC dated as of December 29, 2011, the Company sold Apidos in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, L.P, a newly-formed Cayman Islands limited partnership jointly owned by the Company and CVC (the “Partnership”), and (iii) a 33% interest in the Partnership’s general partner, a Jersey corporation (the “General Partner”).  Prior to the closing, CVC contributed to the Partnership its credit management subsidiary. The Company also retained a preferred equity interest in Apidos which entitles it to receive distributions from the Partnership equal to 75% of the incentive management fees from the legacy Apidos portfolios.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

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

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of March 31, 2012 and September 30, 2011, the Company had one such variable interest in an entity that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 8 for additional disclosures pertaining to VIEs.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the three and six months ended March 31, 2011 consolidated financial statements to conform to the 2012 presentation.  Real estate assets of a consolidated VIE formerly included in Property and equipment are now included in Investments in real estate.

Financing Receivables

Receivables from Managed Entities.  The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  The Company analyzes the expected future cash flows of the managed entity.  With respect to receivables from its commercial finance investment partnerships, the analysis takes into consideration several assumptions by management, specifically concerning estimates of future bad debts and recoveries.  For receivables from the real estate investment entities for which there are uncertainties regarding collectability, the Company estimates the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balances and priority distributions due to the investors in the entity.  The Company will record an allowance against the related receivable from managed entities to the extent that the estimated cash flows are insufficient to fully recover its receivable balance.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of March 31, 2012:

Comprehensive income (loss).  In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss).  In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of reclassification adjustments.  The Company plans to provide the disclosures required by this amendment beginning October 1, 2012.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH  31, 2012
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Newly-Adopted Accounting Principles

Fair value measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance became effective for the Company beginning January 1, 2012 and the Company has included the required disclosures in these financial statements (see Note 18).

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Six Months Ended March 31,
	2012		2011
Cash paid during the period for:
Interest		$2,696		$4,154
Income taxes		925		30
LEAF preferred stock and warrants issued to RSO in exchange for its portfolio of leases and loans and associated debt:
Restricted cash	$	−		$5,912
Investments in commercial finance		−		111,028
Borrowings		−		(96,088)
Accounts payable and accrued expenses		−		(596)
Payable to RSO		−		736
Noncontrolling interests		−		(20,992)
Stock dividend issued on LEAF preferred stock held by RSO		−		528

Non-cash effects from the deconsolidation of LEAF: (1)
Restricted cash		$20,282	$	−
Receivables		954		−
Receivables from managed entities and related parties, net		(3,411)		−
Investments in commercial finance assets, net		199,955		−
Investments in unconsolidated entities		7,049		−
Property and equipment, net		3,754		−
Deferred tax assets, net		4,558		−
Goodwill		7,969		−
Other assets		6,806		−
Accrued expense and other liabilities		(10,208)		−
Payables to managed entities and related parties		(98)		−
Borrowings		(202,481)		−
Accumulated other comprehensive loss		255		−
Noncontrolling interests		(37,668)		−

(1)
As a result of the Company’s deconsolidation of LEAF during the three months ended December 31, 2011, the amounts set forth in this table were removed from the consolidated balance sheets.  The sum of the assets removed and cash equates to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s net assets.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 4 – FINANCING RECEIVABLES

The following tables reflect the aging of the Company’s past due financing receivables, gross of allowances for credit losses (1) (in thousands):

	30-89 Days Past Due		Greater Than 90 Days		Greater Than 181 Days	Total Past Due	Current	Total
As of March 31, 2012:
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$	−	$	−	$38,193	$38,193	$221	$38,414
Real estate investment entities		1,065		1,653	18,139	20,857	1,716	22,573
Financial fund management entities		146		45	85	276	2,608	2,884
RSO		1,449		−	−	1,449	1,457	2,906
Other		−		−	−	−	90	90
		2,660		1,698	56,417	60,775	6,092	66,867
Rent receivables – real estate		7		5	29	41	15	56
Total financing receivables		$2,667		$1,703	$56,446	$60,816	$6,107	$66,923

As of September 30, 2011:
Receivables from managed entities and related parties: (2)
Commercial finance investment entities	$	−	$	−	$37,547	$37,547	$490	$38,037
Real estate investment entities		1,324		1,511	17,405	20,240	1,734	21,974
Financial fund management entities		2,395		93	28	2,516	136	2,652
RSO		−		−	−	−	2,539	2,539
Other		−		−	−	−	103	103
		3,719		1,604	54,980	60,303	5,002	65,305
Investments in commercial finance		984		526	−	1,510	190,932	192,442
Rent receivables – real estate		1		11	−	12	3	15
Total financing receivables		$4,704		$2,141	$54,980	$61,825	$195,937	$257,762

(1)
As of March 31, 2012, receivables related to the Company’s commercial finance and real estate investment entities are presented gross of allowances for credit losses of $13.2 million and $2.4 million, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

(2)
As of September 30, 2011, receivables related to the Company’s commercial finance and real estate investment entities are presented gross of an allowance for credit losses of $8.3 million and $2.2 million, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following tables summarize the activity in the allowance for credit losses for the Company’s financing receivables (in thousands):

	Receivables from Managed Entities	Investments in Commercial Finance-Leases and Loans		Rent Receivables	Total
Three Months Ended March 31, 2012:
Balance, beginning of period	$12,575	$	−	$29	$12,604
Provision for credit losses	2,963		(6)	5	2,962
Charge-offs	−		−	−	−
Recoveries	−		6	−	6
Balance, end of period	$15,538	$	−	$34	$15,572

Six Months Ended March 31, 2012:
Balance, beginning of year	$10,490		$430	$15	$10,935
Provision for credit losses	5,048		145	19	5,212
Charge-offs	−		(124)	−	(124)
Recoveries	−		31	−	31
Deconsolidation of LEAF	−		(482)	−	(482)
Balance, end of period	$15,538	$	−	$34	$15,572

Ending balance, individually evaluated for impairment	$15,538	$	−	$34	$15,572
Ending balance, collectively evaluated for impairment	−		−	−	−
Balance, end of period	$15,538	$	−	$34	$15,572

		Investments in Commercial Finance
	Receivables from Managed Entities	Leases and Loans		Future Payment Card Receivables		Investments in Real Estate Loans		Total
Three Months Ended March 31, 2011:
Balance, beginning of year	$2,486		$80		$130	$	−	$2,696
Provision for credit losses	2,254		357		108		−	2,719
Charge-offs	−		(178)		(116)		−	(294)
Recoveries	−		41		8		−	49
Balance, end of period	$4,740		$300		$130	$	−	$5,170

Six Months Ended March 31, 2011:
Balance, beginning of year	$1,075		$770		$130		$49	$2,024
Provision for credit losses	3,665		540		120		−	4,325
Charge-offs	−		(1,178)		(142)		(49)	(1,369)
Recoveries	−		168		22		−	190
Balance, end of period	$4,740		$300		$130	$	−	$5,170

Ending balance, individually evaluated for impairment	$4,740	$	−	$	−	$	−	$4,740
Ending balance, collectively evaluated for impairment	−		300		130		−	430
Balance, end of period	$4,740		$300		$130	$	−	$5,170

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The Company’s gross financing receivables relate to the balance in the allowance for credit losses as of
March 31, 2012 as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$66,867	$56	$66,923
Ending balance, collectively evaluated for impairment	−	−	−
Balance, end of period	$66,867	$56	$66,923

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2011 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Leases and Loans		Total
Ending balance, individually evaluated for impairment	$65,305	$15	$	−	$65,320
Ending balance, collectively evaluated for impairment	−	−		192,442	192,442
Balance, end of year	$65,305	$15		$192,442	$257,762

The following tables disclose information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of March 31, 2012:

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$24,945	$38,117	$13,172	$38,081
Receivables from managed entities – real estate	2,067	4,433	2,366	4,212
Rent receivables – real estate	22	56	34	41

As of September 30, 2011:

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$14,990	$23,302	$8,312	$23,377
Receivables from managed entities – real estate	2,353	4,531	2,178	3,897
Leases and loans	310	526	216	318
Rent receivables – real estate	−	15	15	7

The Company has no impaired financing receivables without a specific valuation allowance as of March 31, 2012 and September 30, 2011.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the carrying value of the Company’s investments in real estate (in thousands):

	March 31,	September 30,
	2012	2011
Properties owned, net of accumulated depreciation of $5,118 and $4,785:
Hotel property (Savannah, Georgia)	$11,824	$12,051
Office building (Philadelphia, Pennsylvania)	3,116	3,165
Multifamily apartment complex (Kansas City, Kansas)	1,528	1,525
	16,468	16,741
Real estate assets - consolidated VIE, net of accumulated depreciation of $720 and $656	816	944
Other real estate holdings	2,257	2,257
Investments in real estate, net	$19,541	$19,942

NOTE 6 − INVESTMENT SECURITIES

Components of the Company’s investment securities are as follows (in thousands):

	March 31,	September 30,
	2012	2011
Available-for-sale securities	$16,483	$14,884
Trading securities	−	240
Total investment securities, at fair value	$16,483	$15,124

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in equity and collateralized debt obligation (“CDO”) securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012:
Equity securities	$32,653	$82	$(18,938)	$13,797
CDO securities	1,450	1,236	−	2,686
Total	$34,103	$1,318	$(18,938)	$16,483

September 30, 2011:
Equity securities	$32,411	$27	$(19,910)	$12,528
CDO securities	1,039	1,317	−	2,356
Total	$33,450	$1,344	$(19,910)	$14,884

Equity Securities.  The Company holds 2.5 million shares of RSO common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share; expiration in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) common stock.  A portion of these investments are pledged as collateral for the Company’s two secured corporate credit facilities.

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

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 6 − INVESTMENT SECURITIES – (Continued)

Trading Securities.  The Company held an additional 33,509 shares of TBBK common stock valued at $240,000 as of September 30, 2011, in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer.  The Company sold 6,992 and 33,509 of TBBK shares held in the Trust during the three and six months ended March 31, 2012, respectively, and recognized gains of $5,000 and $22,000, respectively.  The SERP holds no remaining shares of TBBK stock as of March 31, 2012.  During the three and six months ended March 31, 2011, the Company had sold 24,500 and 44,725 shares of TBBK, respectively, and recognized gains of $87,000 and $96,000, respectively.  In addition, the Company also recorded an unrealized trading loss of $173,000 for the three months ended March 31, 2011 and an unrealized trading gain of $201,000 for the six months ended March 31, 2011.

Other-than-temporary impairment losses.  The Company recorded a $74,000 charge for the other-than-temporary impairment of one of its investments in CDOs, primarily invested in bank loans, in the three and six months ended March 31, 2012.  There were no other-than-temporary impairment charges in the three and six months ended March 31, 2011.

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2012:
Equity securities	$	−	$	−	−	$13,607	$(18,938)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$13,607	$(18,938)	1

September 30, 2011:
Equity securities	$	−	$	−	−	$12,393	$(19,910)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$12,393	$(19,910)	1

The unrealized losses in RSO common stock reflected in the above table are considered to be temporary impairments due to market factors and not reflective of credit deterioration.  The Company considers its role as the external manager of RSO and the value of its management contract, which includes a substantial fee for termination of the manager.  Further, because of its intent and ability to hold its investment in RSO, the Company does not consider the unrealized losses to be other-than-temporary impairments.

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of interests it owns (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31, 2012	September 30, 2011
Real estate investment entities	1% – 10%	$7,705	$8,439
Financial fund management partnerships	4% − 11%	4,015	3,476
Trapeza entities	33% − 50%	1,022	795
LEAF	15.7% (1)	−	−
Commercial finance investment entities	1% − 6%	−	−
Investments in unconsolidated entities		$12,742	$12,710

(1)
Based upon terms of the agreements for the deconsolidation of LEAF, the Company is calculating its share of losses incurred by LEAF for the period from November 17, 2011 to March 31, 2012 based on the equity method of accounting.  During the three and six months ended March 31, 2012, the Company’s share of LEAF’s losses, recorded as commercial finance revenues on the consolidated statements of operations, reduced the Company’s investment in LEAF to zero.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES – (Continued)

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

Summarized operating data for TCM is presented in the following table (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Management fees	$998	$1,041	$1,979	$2,019
Operating expenses	(588)	(765)	(854)	(1,053)
Other expense	(11)	(28)	(27)	(59)
Net income	$399	$248	$1,098	$907

LEAF’s operations were included in the Company’s consolidated results from October 1, 2011 until its deconsolidation on November 16, 2011, and thereafter, the Company’s share of LEAF’s results are reported in commercial finance revenues on the consolidated statements of operations.  There is no comparable information for the prior year as LEAF was not formed until January 4, 2011.  Summarized operating data for LEAF is presented below (in thousands):

	For the period from October 1 to November 16, 2011	For the period from November 17 to March 31, 2012
Finance revenues	$4,134	$21,616
Operating expenses	(3,553)	(17,973)
Other expense, net	(1,054)	(6,955)
Net loss	$(473)	$(3,312)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
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

Consolidated VIE.  The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets (in thousands):

	March 31,	September 30,
	2012	2011
Cash and property and equipment, net	$816	$944
Accrued expenses and other liabilities	254	300

VIEs Not Consolidated.  The Company’s investments in RSO, Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in bank loans (“Apidos entities”),  trust preferred assets (“Trapeza entities”), and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, benefits or losses that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2012.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these VIEs in which it holds variable interests at March 31, 2012 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-Consolidated VIEs
RSO	$2,597	$13,607	$16,204
Apidos entities	2,425	2,686	5,111
RRE Opportunity REIT	−	874	874
Trapeza entities	−	1,022	1,022
Ischus entities	253	−	253
	$5,275	$18,189	$23,464

(1)	Exclusive of expense reimbursements due to the Company.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 9 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated Useful	March 31,	September 30,
	Life	2012	2011
Furniture and equipment	3-7 years	$6,216	$5,620
Leasehold improvements	1-9 years	2,663	2,656
LEAF property and equipment		−	11,939
		8,879	20,215
Accumulated depreciation and amortization		(5,719)	(5,183)
Accumulated depreciation and amortization – LEAF		−	(8,034)
Property and equipment, net		$3,160	$6,998

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	March 31,	September 30,
	2012	2011
Accounts payable and other accrued liabilities	$9,178	$10,000
SERP liability (see Note 15)	6,755	7,049
Accrued wages and benefits	2,824	1,770
Real estate loan commitment	1,577	2,147
Trapeza clawback (see Note 19)	1,181	1,181
Due to brokers	−	8,254
LEAF payables	−	10,486
Accrued expenses and other liabilities	$21,515	$40,887

NOTE 11 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31,		September 30,
	2012		2011
	Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Corporate and Real estate debt:
TD Bank, N.A. – secured revolving credit facility (1)	$6,997	$5,303	$7,493
TD Bank, N.A. – term loan	−	−	1,250
Republic Bank – secured revolving credit facility	3,500	−	−
Total corporate borrowings		5,303	8,743
Senior Notes (2)		10,000	16,263
Mortgage debt		10,619	10,700
Note payable to RSO		1,677	1,705
Other debt		533	548
Total corporate and real estate borrowings		28,132	37,959
Commercial finance debt		−	184,700
Total borrowings outstanding		$28,132	$222,659

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit totaling $503,000 at March 31, 2012.
(2)	At September 30, 2011, the outstanding Senior Notes were reflected net of an unamortized discount of $2.6 million related to the fair value of detachable warrants issued to the note holders.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 11 – BORROWINGS – (Continued)

Corporate Debt

TD Bank, N.A. (“TD Bank”).  In November 2011, the Company amended its agreement to extend the maturity of the TD Bank facility from August 31, 2012 to August 31, 2013 and repaid the outstanding term loan in the amount of $1.3 million.  The interest rate on borrowings is either (a) the prime rate of interest plus 2.25% or (b) LIBOR plus 3%, with a floor of 6%.  The Company is also charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.

The facility requires that the Company repay the facility in an amount equal to 30% of the aggregate net proceeds (gross sales proceeds less reasonable and customary costs and expenses related to the sale) for certain asset sales.  Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,804,483 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.

The March 31, 2012 principal balance on the secured credit facility was $5.3 million and the availability on the line was $1.7 million, as reduced for outstanding letters of credit.  Weighted average borrowings for the three and six months ended March 31, 2012 were $5.3 million and $5.4 million, at a weighted average borrowing rate of 6.0% for both periods and an effective interest rate (inclusive of the amortization of deferred finance costs) of 9.7% and 10.2%, respectively.  Weighted average borrowings for the three and six months ended March 31, 2011 were $11.4 million and $12.6 million, respectively, at a weighted average borrowing rate of 6.8% and 6.9% and an effective interest rate of 10.9 %f for both periods, respectively.  Weighted average borrowings for the term note for the six months ended March 31, 2012 were $387,000 at a weighted average borrowing rate of 6% and an effective interest rate (inclusive of the accelerated amortization of deferred finance costs) of 38.2%.  Weighted average borrowings for the term note for the three and six months ended March 31, 2011 were $591,000 and $1.2 million, at a weighted average borrowing rate of 6.0% for both periods and an effective interest rate (inclusive of the amortization of deferred finance costs) of 7.8% for both periods.

Republic First Bank (“Republic Bank”).  In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1%, with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  There were no borrowings under this facility for the three months ended December 31, 2011.  In January 2012, the Company amended this facility to extend the maturity date from December 28, 2012 to December 1, 2013 and to add an unused annual facility fee equal to 0.25%.

Senior Notes

In November 2011, the Company redeemed $8.8 million of its existing Senior Notes for cash, modified the remaining $10.0 million of notes to a reduced interest rate of 9% and extended the maturity to October 2013.  The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding.  The Company accounted for the warrants as a discount to the original Senior Notes.  Upon the modification and partial repayment of the Senior Notes, the Company expensed $2.2 million of unamortized discount.  The effective interest rate (inclusive of the amortization of deferred finance costs and the warrant discount prior to the refinancing) was 9.4% and 16.2% for the three and six months ended March 31, 2012, respectively.  The effective interest rate (inclusive of the amortization of the warrant discount) for the three and six months ended March 31, 2011 was 22.0% and 21.5%, respectively.

Other Debt – Corporate

Capital leases.  In December 2011, the Company entered into a capital lease for the purchase of equipment at an interest rate of 7.2%.  The two-year lease requires monthly payments of $22,697.  The principal balance of the lease at March 31, 2012 was $427,000.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
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

Guggenheim Securities LLC (“Guggenheim”).  At December 31, 2010, LEAF Financial had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million.  The bridge facility was repaid in January 4, 2011 and terminated on February 28, 2011.  Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million.  LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of DBRS-rated variable funding notes, with ratings ranging from “AAA” to “B”, for  up to $110.0 million.  The notes are secured and payable only from the underlying equipment leases and loans.  Interest is calculated at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus a margin rate applicable to each class of notes.  The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend.  Principal payments on the notes are required to begin when the revolving period ends.  The Company was not an obligor or a guarantor of these securities and the facility was non-recourse to the Company.  The weighted average borrowings for the period from October 1 to November 16, 2011 were $68.8 million, at a weighted average borrowing rate of 4.2% and an effective interest rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.1%.  The weighted average borrowings for the three and six months ended March 31, 2011 were $20.0 million and $9.9 million, respectively, at a weighted average interest rate of 5.3% for both periods.  The weighted average borrowings on the bridge loan for the three and six months ended March 31, 2011 were $14.0 million and $17.5 million at a weighted average interest rate of 6.7% and 9.1%, respectively.

Series 2010-2 term securitization.  In May 2010, LEAF Receivables Funding 3, LLC, a subsidiary of LEAF (“LRF3”), issued $120.0 million of equipment contract-backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RSO contributed the Series 2010-2 notes, along with the underlying lease portfolio, to LEAF.  LRF3 is the sole obligor on these notes.  The weighted average borrowings for the period from October 1 to November 16, 2011 were $70.1 million, at a weighted average borrowing rate of 5.1% and an effective interest rate (inclusive of amortization of discount and deferred finance costs) of 8.5%.  The weighted average borrowings for the three and six months ended March 31, 2011 were $89.4 million and $44.2 million, respectively, at a weighted average interest rate of 8.7% for both periods.

Note payable to RSO − commercial finance. On July 20, 2011, RSO entered into an agreement with LEAF pursuant to which RSO agreed to provide a $10.0 million loan to LEAF, of which $6.9 million was funded as of September 30, 2011, with additional funding of $3.1 million prior to the November 16, 2011 deconsolidation.  The loan bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  The loan was secured by the commercial finance assets of LEAF and LEAF’s interest in LRF3.  In the November 2011 LCC Transaction, RSO received $8.5 million from LCC in payment of the $10.0 million outstanding balance and extinguished the loan.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 11 – BORROWINGS – (Continued)

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending March 31, and thereafter, are as follows (in thousands):

2013	$530
2014	15,668
2015	1,878
2016	214
2017	226
Thereafter	9,616
$28,132

Covenants

The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios.  The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.

The mortgage on the Company’s hotel property contains financial covenants related to the net worth and liquid assets of the Company. Although non-recourse in nature, the loan is subject to limited standard exceptions (or “carveouts”) which the Company has guaranteed.  These carveouts will expire as the loan is paid down over the next ten years.  The Company has control over the operations of the underlying property, which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.

The Company was in compliance with all of its debt covenants as of March 31, 2012.

NOTE 12 – COMPREHENSIVE LOSS

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net loss	$(2,347)	$(3,983)	$(1,784)	$(5,175)
Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(278), $(739), $338 and $(105)	(450)	(1,186)	535	(173)
Less: reclassification for realized losses, net of tax of $28, $0, $28 and $564	46	−	46	906
	(404)	(1,186)	581	733
Minimum pension liability adjustment, net of tax of $0, $0, $0 and $0	−	−	−	−
Less: reclassification for realized losses, net of tax of $36, $33, $71 and $65	47	41	94	84
Unrealized (loss) gain on hedging contracts, net of tax of $71, $29, $171 and $105	101	85	227	143
Foreign currency translation losses recognized in earnings	−	−	−	368
Comprehensive loss	(2,603)	(5,043)	(882)	(3,847)
Add: comprehensive loss (income) attributable to noncontrolling interests	39	(296)	(388)	317
Comprehensive loss attributable to common shareholders	$(2,564)	$(5,339)	$(1,270)	$(3,530)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 12 – COMPREHENSIVE LOSS – (Continued)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	SERP Pension Liability	Total
Balance, beginning of year, net of tax of $(7,147), $(202), and $(2,271)	$(11,421)	$(222)	$(2,970)	$(14,613)
Current period changes	581	178	94	853
Balance, end of period, net of tax of $(6,781), $(31) and $(2,199)	$(10,840)	$(44)	$(2,876)	$(13,760)

(1)
Included in accumulated other comprehensive loss as of March 31, 2012 and September 30, 2011 is a net unrealized loss of $25,000 (net of tax benefit of $18,000) and a net unrealized loss of $41,000 (net of tax benefit of $28,000), respectively, related to hedging instruments held by investment funds sponsored by LEAF Financial, in which the Company owns an equity interest.  In addition, at September 30, 2011, the Company had a net unrealized loss of $181,000 (net of tax benefit and noncontrolling interests of $223,000) included in accumulated other comprehensive loss for hedging activity of LEAF.  As of March 31, 2012, due to the November 2011 deconsolidation of LEAF, the Company owns an equity interest in LEAF and has included in accumulated other comprehensive loss its percentage of LEAF’s hedging activity of $19,000 (net of tax benefit of $13,000).  The Company has no other hedging activity as of March 31, 2012.

NOTE 13 – NONCONTROLLING INTERESTS

The following table presents the rollforward of activity in noncontrolling interests that were included in the Company’s consolidated balance sheet for the six months ended March 31, 2012 (in thousands):

Noncontrolling interests, beginning of year	$37,360
Net income	339
Other comprehensive income	49
Additional cash contribution made by the Company’s partner in the hotel property	85
Transactions related to LEAF:
Cash portion of LEAF preferred stock dividends to RSO	(98)
Additional amounts attributed to management holdings	213
Deconsolidation of LEAF	(37,668)
(37,553)
Noncontrolling interests, end of period	$280

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

Due to the losses for the periods presented, stock options and warrants outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation.  As a result, Basic EPS and Diluted EPS shares were the same. Excluded from the Diluted EPS calculation for the three months ended March 31, 2012 and 2011 were outstanding options to purchase 1.0 million shares of common stock at a weighted average exercise price of $16.27 and $16.25, respectively, as well as outstanding warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 15 – BENEFIT PLANS

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  During the six months ended March 31, 2012, the Company sold the 33,509 shares of TBBK common stock it held as of September 30, 2011 to fund SERP distribution payments to Mr. E. Cohen.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest costs	$80	$92	$160	$184
Expected return on plan assets	(17)	(16)	(35)	(33)
Amortization of actuarial losses	82	74	165	148
Net cost	$145	$150	$290	$299

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	March 31,	September 30,
	2012	2011
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$25,241	$29,725
Real estate investment entities (2)	20,208	19,796
Financial fund management investment entities	2,884	2,652
RSO	2,906	2,539
Other	90	103
Receivables from managed entities and related parties	$51,329	$54,815

Payables due to managed entities and related parties, net:
Real estate investment entities	$1,278	$1,010
RSO	33	222
Payables to managed entities and related parties	$1,311	$1,232

(1)
Reflects $13.2 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on a change in estimated cash distributions, are not expected to be collectible.

(2)	Reflects $2.4 million of reserves for credit losses related to management fees owed from two real estate investment entities that, based on projected cash flows, are not expected to be collectible.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Fees from unconsolidated investment entities (1) :
Real Estate (2)	$4,689	$3,096	$8,457	$6,156
Financial Fund Management	853	891	1,703	2,485
RSO:
Management, incentive and servicing fees	3,510	2,388	7,340	6,298
Dividends received	505	612	1,136	1,223
Reimbursement of expenses	892	553	1,597	1,021
Resource Real Estate Opportunity REIT, Inc. – reimbursement of costs and expenses	530	535	635	968
Atlas Energy, L.P. - reimbursement of net costs and expenses	149	420	318	610
LEAF:
Reimbursement of net costs and expenses	82	−	142	−
Payment for rent and related expenses	(184)	−	(304)	−
Payment for sub-servicing the lease investment partnerships	(706)	−	(1,111)	−
1845 Walnut Associates Ltd - payment of rent and operating expenses	(208)	(209)	(314)	(370)
Graphic Images, LLC - payment for printing services	(94)	(30)	(102)	(35)
9 Henmar LLC - payment of broker/consulting fees	(4)	(5)	(22)	(26)
Ledgewood P.C. - payment for legal services	(114)	(93)	(269)	(134)
The Bancorp, Inc. – reimbursement of net costs and expenses	29	−	74	−

(1)
During the three and six months ended March 31, 2012, the Company waived $1.2 million and $2.7 million, respectively, and $2.1 million and $4.5 million during the three and six months ended March 31, 2011, respectively, of its fund management fees from its commercial finance investment entities..

(2)
Reflects discounts recorded by the Company of $52,000 and $128,000 recorded in the three and six months ended March 31, 2012, respectively, and $77,000 and $190,000 for the three and six months ended March 31, 2011, respectively, in connection with management fees from its real estate investment entities that it expects to receive in future periods

Relationship with RSO.  In March, 2012, the Company entered into an amendment to its management agreement with RSO in order to provide RSO with a sufficient number of accounting professionals dedicated to RSO’s operations.  The number of accounting professionals and amounts charged for them by the Company is reviewed and approved by RSO’s Board of Directors.

Relationship with LEAF.  The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF.  In addition, the Company subleases office space in Philadelphia, Pennsylvania from LEAF under a lease that expires in August 2013.

Sub-servicing agreement with LEAF for the commercial finance funds.  The Company entered into a sub-servicing agreement with LEAF to provide management services for the commercial finance funds.  The fee is equal to LEAF’s costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each of the commercial finance fund’s respective borrowing base under such commercial finance fund’s credit facilities or securitizations.  In addition, LEAF is entitled to an evaluation fee equal to one half of any acquisition or similar fee collected by the Company in connection with the acquisition of any new lease or loan contracts for which LEAF provides evaluation services.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 17 − OTHER INCOME, NET

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
RSO dividend income	$505	$612	$1,136	$1,223
Unrealized (losses) gains on trading securities	−	(173)	−	201
Interest income	130	125	254	250
Other expense, net	(10)	(361)	(206)	(385)
Other income, net	$625	$203	$1,184	$1,289

NOTE 18 – FAIR VALUE

In analyzing the fair value of its assets and liabilities accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Assets and liabilities are categorized into one of three levels based on the assumptions (inputs) used in valuing the asset or liability.  Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment.  The three levels are defined as follows:

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

There were no transfers between any of the Levels within the fair value hierarchy for any of the periods presented.

The following is a discussion of the assets and liabilities that are recorded at fair value on a recurring and non-recurring basis, as well as the valuation techniques applied to each fair value measurement and the estimates and assumptions used by the Company in those measurements.

Receivables from managed entities.  The Company recorded a discount on certain of its receivable balances due from its real estate and commercial finance managed entities due to the extended term of the repayment to the Company.  The discount was computed based on estimated inputs, including the repayment term (Level 3).

For the real estate managed entity receivables, the Company assumes the fair value of the real estate investment funds through the sale of the underlying properties.  The net proceeds are applied first to the payoff of the lenders and then to the payment of distributions due to investors; any balance remaining is then available to repay the amounts due to the Company.  The balance sheet date fair value of the properties are individually calculated based on capitalized net operating income, which are derived from capitalization rates from a third-party research firm (for the region in which the properties are located, based on actual sales data for properties sold during the past year) as applied to the Company’s internally-generated projected operating results for each of the respective properties.  These projections are historically based and are adjusted for current trends in the marketplace and specific changes as applicable by property.

With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company’s receivable.  In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 13.5%).  Cash is first applied to the payoff the underlying principal and interest on debt used to purchase the portfolios.  Weighted average annual interest rates on these borrowings range between 3.48% and 6.04%.  Additionally, one of the funds has a loan from RSO that bears interest at annual rate of 10%.  The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains) and the payment of general and administrative expenses of the funds.  The remaining excess cash is then available to repay the amounts due to the Company.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

Investment securities − equity securities.  The Company uses quoted market prices (Level 1) to value its investments in RSO and TBBK common stock.

Investment securities − CDO securities.  The fair value of CDO securities is based primarily on internally generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs.  Unobservable inputs into these models include default, recovery, discount and deferral rates, prepayment speeds and reinvestment interest spreads (Level 3).

The significant unobservable inputs used in the fair value measurement of the Company’s CDO securities are prepayment rates, probability of default, loss recovery rate, reinvestment price on underlying collateral and the discount rate.  Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.

Investment in Real Estate.  The Company received an offer for the sale of one of its assets included in Investments in Real Estate.  The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge during the six months ended March 31, 2012 (Level 2).

Investment in LEAF.  The Company’s investment in LEAF, based on a third-party valuation, was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of the Company’s investment in LEAF as a result of the November 2011 LCC Transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions (Level 3).

The following items are included in the Company’s fair value disclosures at September 30, 2011; however, due to the LEAF transaction, they are no longer included in the consolidated financial statements:

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
MARCH 31, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

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

As of March 31, 2012, the fair value of the Company’s assets recorded at fair value on a recurring basis was as follows (in thousands):

	Level 1	Level 2		Level 3	Total
Assets:
Investment securities	$13,797	$	−	$2,686	$16,483

As of September 30, 2011, the fair values of the Company’s assets and liability recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1		Level 2		Level 3		Total
Assets:
Investment securities		$12,768	$	−		$2,356	$15,124
Retained financial interest – commercial finance		−		−		22	22
Total		$12,768	$	−		$2,378	$15,146

Liability:
Interest rate swap	$	−		$404	$	−	$404

The following table presents additional information about assets, which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

		Retained
	Investment	Financial
	Securities	Interest
For the Six Months Ended March 31, 2012:
Balance, beginning of year	$2,356	$22
Purchases	600	−
Income accreted	409	−
Payments and distributions received	(524)	−
Impairment recognized in earnings	(74)	−
Deconsolidation of LEAF	−	(22)
Change in unrealized losses - included in accumulated other comprehensive loss	(81)	−
Balance, end of period	$2,686	$ −

For the Fiscal Year Ended September 30, 2011:
Balance, beginning of year	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,946)	−
Loss on sale of investment securities, net	(1,470)	−
Income accreted	948	−
Payment and distributions received	(861)	(251)
Change in unrealized losses - included in accumulated other comprehensive loss	462	−
Balance, end of year	$2,356	$22

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The following table presents the Company’s quantitative inputs and assumptions in determining the fair value of items categorized in Level 3 (in thousands):

	Fair value at March 31, 2012	Valuation Technique	Unobservable Input	Range (weighted average)

CDO securities	$2,682	Discounted cash flow	Constant default rate	2%
			Loss recovery rate	70%
			Constant prepayment rate	25%
			Reinvestment price on collateral	99%
			Discount rate	20%

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
For the Six Months Ended March 31, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$	−	$	−	$27,920	$27,920
Investment in real estate		−		815	−	815
Investment in LEAF		−		−	1,749	1,749
Total	$	−		$815	$29,669	$30,484

For the Fiscal Year Ended September 30, 2011:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$310	$310
Receivables from managed entities		−		−	18,941	18,941
Total	$	−	$	−	$19,251	$19,251
Liabilities:
Guggenheim – secured revolving credit facility	$	−	$	−	$49,266	$49,266
Total	$	−	$	−	$49,266	$49,266

The fair value of financial instruments, excluding instruments valued on a recurring basis, is as follows (in thousands):

	March 31, 2012		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$51,329	$47,060	$54,815	$39,224
Investments in commercial finance – loans held for investment	−	−	19,640	19,550
	$51,329	$47,060	$74,455	$58,774
Borrowings:
Corporate secured credit facilities and note	$5,303	$5,303	$8,743	$8,743
Real estate debt	10,619	10,619	10,700	10,700
Senior Notes	10,000	10,729	16,263	17,438
Other debt	2,210	1,882	3,807	2,909
Commercial finance debt	−	−	183,146	183,146
	$28,132	$28,533	$222,659	$222,936

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The carrying value of the Company’s corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates.  The carrying value of the Company’s real estate debt approximates fair value due to its recent issuance.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes.  The carrying value of the Company’s other debt was estimated using current interest for similar loans at March 31, 2012 and September 30, 2011.  The carrying value of the Company’s commercial finance debt approximated its fair value due to its recent issuance at September 30, 2011 and was deconsolidated during the Company’s first quarter ended December 31, 2011 (all fair values are Level 3).

NOTE 19 - COMMITMENTS AND CONTINGENCIES

LEAF lease valuation commitment.  In accordance with the November 2011 LCC Transaction, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3.  To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall.

Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of March 31, 2012 and September 30, 2011.  As of March 31, 2012 and September 30, 2011, Resource Securities net capital was $1.5 million and $254,000, respectively, which exceeded the minimum requirements by $1.4 million and $154,000, respectively.

Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities, with potential clawback liabilities, for $4.4 million.  The Company contributed $2.2 million (its 50% share). The remaining clawback liability was $1.2 million at March 31, 2012 and September 30, 2011, respectively.

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

Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million.  This commitment has been reduced to $1.6 million as of March 31, 2012 for funds already invested to date.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 19 - COMMITMENTS AND CONTINGENCIES – (Continued)

In July 2011, the Company entered into an agreement with one of the tenant in common (“TIC”) programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million, primarily for capital improvements, for the underlying property over the next two years.  The Company has advanced funds totaling $1.4 million as of March 31, 2012.

The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.

General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of March 31, 2012, except for the clawback liability recorded for the two Trapeza entities, the real estate commitments, and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies, and accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
(unaudited)

NOTE 20 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reportable operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Financial Fund Management	Commercial Finance		All Other (1)		Total
Three Months Ended March 31, 2012
Revenues from external customers	$9,681	$5,428	$	−	$	−	$15,109
Equity in earnings (losses) of unconsolidated entities	35	876		(1,240)		−	(329)
Total revenues	9,716	6,304		(1,240)		−	14,780
Segment operating expenses	(7,407)	(4,379)		(230)		−	(12,016)
Restructuring expenses	−	−		−		(365)	(365)
General and administrative expenses	(94)	(604)		−		(1,769)	(2,467)
Provision for credit losses	(103)	−		(2,859)		−	(2,962)
Depreciation and amortization	(324)	(37)		−		(174)	(535)
Gain on sale of investment securities, net	−	−		−		5	5
Impairment loss recognized in earnings	−	(74)		−		−	(74)
Interest expense	(213)	−		(36)		(396)	(645)
Other income (expense), net	129	538		−		(42)	625
Pretax income attributable to noncontrolling interests (2)	39	−		−		−	39
Income (loss) from continuing operations including noncontrolling interests before taxes	$1,743	$1,748		$(4,365)		$(2,741)	$(3,615)

Six Months Ended March 31, 2012
Revenues from external customers	$17,741	$11,341		$4,134	$	−	$33,216
Equity in earnings (losses) of unconsolidated entities	641	1,542		(1,955)		−	228
Total revenues	18,382	12,883		2,179		−	33,444
Segment operating expenses	(14,599)	(10,183)		(2,193)		−	(26,975)
Restructuring expenses	−	−		−		(365)	(365)
General and administrative expenses	(172)	(1,473)		−		(3,718)	(5,363)
Gain on sale of leases and loans	−	−		37		−	37
Provision for credit losses	(207)	−		(5,005)		−	(5,212)
Depreciation and amortization	(647)	(74)		(1,556)		(319)	(2,596)
Gain on deconsolidation of LEAF	−	−		8,749		−	8,749
Loss on extinguishment of debt	−	−		−		(2,190)	(2,190)
Gain on sale of investment securities, net	−	41		−		22	63
Impairment loss recognized in earnings	−	(74)		−		−	(74)
Interest expense	(428)	−		(1,727)		(1,464)	(3,619)
Other income (expense), net	246	1,115		−		(177)	1,184
Pretax loss (income) attributable to noncontrolling interests (2)	14	−		(224)		−	(210)
Income (loss) including noncontrolling interests before intercompany interest expense and taxes	2,589	2,235		260		(8,211)	(3,127)
Intercompany interest (expense) income	−	−		(29)		29	−
Income (loss) from operations including noncontrolling interests before taxes	$2,589	$2,235		$231		$(8,182)	$(3,127)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
 (unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Three Months Ended March 31, 2011
Revenues from external customers	$6,270	$7,145	$6,415	$	−	$19,830
Equity in (losses) earnings of unconsolidated entities	(12)	467	62		−	517
Total revenues	6,258	7,612	6,477		−	20,347
Segment operating expenses	(6,088)	(5,960)	(3,693)		−	(15,741)
General and administrative expenses	(80)	(780)	−		(2,037)	(2,897)
Gain on sale of leases and loans	−	−	252		−	252
Provision for credit losses	(89)	−	(2,630)		−	(2,719)
Depreciation and amortization	(340)	(44)	(2,407)		(130)	(2,921)
Interest expense	(272)	−	(2,510)		(1,385)	(4,167)
Gain on extinguishment of servicing and repurchase liabilities	−	−	4,426		−	4,426
Gain on sale of investment securities, net	−	10	−		87	97
Other income (expense), net	115	747	6		(665)	203
Pretax loss (income) attributable to noncontrolling interests (2)	67	−	(145)		−	(78)
(Loss) income including noncontrolling interests before intercompany interest expense and income taxes	(429)	1,585	(224)		(4,130)	(3,198)
Intercompany interest (expense) income	−	−	(34)		34	−
(Loss) income from operations including noncontrolling interests before taxes	$(429)	$1,585	$(258)		$(4,096)	$(3,198)

Six Months Ended March 31, 2011
Revenues from external customers	$13,061	$13,820	$8,202	$	−	$35,083
Equity in earnings (losses) of unconsolidated entities	71	2,122	(249)		−	1,944
Total revenues	13,132	15,942	7,953		−	37,027
Segment operating expenses	(11,549)	(12,680)	(7,966)		−	(32,195)
General and administrative expenses	(177)	(1,774)	−		(4,062)	(6,013)
Gain on sale of leases and loans	−	−	263		−	263
Provision for credit losses	(89)	−	(4,236)		−	(4,325)
Depreciation and amortization	(655)	(89)	(3,035)		(267)	(4,046)
Interest expense	(547)	−	(3,121)		(2,868)	(6,536)
Gain on sale of management contract	−	6,520	−		−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	−	4,426		−	4,426
(Loss) gain on sale of investment securities, net	−	(1,460)	−		96	(1,364)
Other income (expense), net	237	1,406	8		(362)	1,289
Pretax loss attributable to noncontrolling interests (2)	63	−	822		−	885
Income (loss) including noncontrolling interests before intercompany interest expense and income taxes	415	7,865	(4,886)		(7,463)	(4,069)
Intercompany interest (expense) income	−	−	(1,588)		1,588	−
Income (loss) from operations including noncontrolling interests before taxes	$415	$7,865	$(6,474)		$(5,875)	$(4,069)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2012
 (unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Segment assets:
March 31, 2012	$164,897	$30,685	$26,407	$(53,497)	$168,492
March 31, 2011	$157,131	$38,237	$216,050	$(37,014)	$374,404

(1)	Includes general corporate expenses and assets not allocable to any particular segment.
(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  During the six months ended March 31, 2011, the Company recognized a $5.1 million net gain on the sale of its management contract with, and equity investment in, Resource Europe CLO I.  There were no other revenues generated from the Company’s European operations for the three and six months ended March 31, 2012 and 2011.  Included in the segment assets are European assets of $855,000 and $6.8 million as of March 31, 2012 and 2011, respectively.

Major Customer.  For the three and six months ended March 31, 2012, the total of the management, incentive and servicing fees that the Company received from RSO were 24% and 22%, respectively, and 12% and 17% for the three and six months ended March 31, 2011.  These fees have been reported as revenues by the Company’s reporting segments.

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

Overview of the Three and Six Months Ended March 31, 2012 and 2011

We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of March 31, 2012, we managed $13.0 billion of assets.

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

In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage.  We expect to continue to expand this business by raising investor funds through our retail broker channel for investment programs, principally through Resource Real Estate Opportunity REIT, Inc. which we refer to as RRE Opportunity REIT.  We also continue to monetize our legacy real estate portfolio.

In our financial fund management segment, we have sponsored and manage issuers of collateralized debt and loan obligations, or CDOs and CLOs.  In October 2011, on behalf of Resource Capital Corp., or RSO, and third-party investors, we closed Apidos CLO VIII a $350.0 million CLO.  On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC.  In connection with the transaction, we received $25.0 million in cash before transaction costs and partnership interests in a joint venture that includes the Apidos portfolios as well as the portfolios contributed by CVC.  Additionally, we will retain a preferred equity interest in Apidos, which will entitle us to receive incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by the joint venture.

Our commercial finance operations underwent significant restructuring and recapitalization during fiscal 2011 and the first quarter of fiscal 2012.  These transactions provided substantial amounts of both equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF.  Our subsidiary, LEAF Financial Corporation, retained the partnership management operations.  As a result of the recapitalization, our equity interest in LEAF was reduced to 15.7% on a fully diluted basis, and we have deconsolidated LEAF from our financial statements as of November 16, 2011.  We recorded an $8.7 million gain on the deconsolidation of LEAF, inclusive of a $1.7 million remeasurement gain to reflect our investment in LEAF at fair value during our first fiscal quarter ended December 31, 2011.  Due to the deconsolidation of LEAF, we have decreased our total assets at March 31, 2012 by $227.9 million and our outstanding borrowings by $184.7 million from the corresponding balances reported at September 30, 2011.  We will account for our future interests in LEAF as an equity investment.  From November 16, 2011 to March 31, 2012, we recorded equity losses from LEAF, which reduced our investment to zero as of March 31, 2012.  In addition, we recorded provisions for credit losses of $2.9 million and $4.9 million during the three and six months ended March 31, 2012, respectively, on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.

(Back to Index)

During the six months ended March 31, 2012, we further improved our balance sheet and liquidity by refinancing our existing corporate debt.  In November 2011, we redeemed $8.8 million of our Senior Notes and modified the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity to October 2013.  In conjunction with the modification of the notes, we accelerated the amortization of the warrant cost associated with the original issuance and, accordingly, recorded a loss on extinguishment of debt of $2.2 million during the six months ended March 31, 2012.  In addition, we amended our corporate credit facility with TD Bank to extend the maturity from August 2012 to August 2013 and amended our Republic Bank facility to extend its maturity from December 2012 to December 2013.

Principally as a result of the losses sustained by our commercial finance operations, we recorded a consolidated net loss attributable to common shareholders of $2.3 million and $2.1 million, respectively, for the three and six months ended March 31, 2012.

Assets Under Management

Our assets under management decreased by $636.0 million to $13.0 billion at March 31, 2012 from $13.7 billion at March 31, 2011.  The following table sets forth information relating to our assets under management by operating segment (in millions): (1)

	As of March 31,		Increase (Decrease)
	2012	2011	Amount		Percentage
Financial fund management	$10,868	$11,411	$(543	) (2)	5%
Real estate	1,633	1,561	72		5%
Commercial finance	537	702	(165	) (3)	24%
	$13,038	$13,674	$(636)		5%

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.
(2)
The decrease is primarily due to reductions in the eligible collateral bases of our ABS ($376.3 million), corporate loan ($228.1 million) and trust preferred portfolios ($322.7 million) resulting from defaults, paydowns, sales and calls.  This decrease was partially offset by the addition of Apidos CLO VIII with $370.9 million of assets.

(3)	Reduction primarily reflects the paydowns of existing leases and loans in our commercial finance funds.

Assets under management are primarily managed through the investment entities we sponsor.  Our financial fund management and real estate segments manage assets on behalf of RSO.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of March 31, 2012:
Financial fund management	38	13	−	1
Real estate	2	8	6	5
Commercial finance	−	4	−	2
	40	25	6	8
As of March 31, 2011:
Financial fund management	37	13	−	1
Real estate	2	8	7	4
Commercial finance	−	4	−	2
	39	25	7	7

(Back to Index)

As of March 31, 2012 and 2011, we managed $13.0 billion and $13.7 billion of assets, respectively, for the accounts of institutional and individual investors, RSO and for our own account in the following asset classes (in millions):

	March 31, 2012						March 31, 2011
	Institutional and Individual Investors	RSO		Company		Total	Total
Trust preferred securities (1)	$3,784	$	−	$	−	$3,784	$4,106
Bank loans (1)	2,654		2,916		−	5,570	5,433
Asset-backed securities (1)	1,391		−		−	1,391	1,767
Real properties (2)	640		85		−	725	607
Mortgage and other real estate-related loans (2)	24		864		20	908	954
Commercial finance assets (3)	268		−		269	537	702
Private equity and other assets (1)	84		39		−	123	105
	$8,845		$3,904		$289	$13,038	$13,674

(1)	We value these assets at their amortized cost.
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

Employees

As of March 31, 2012, we had 563 full-time employees, a decrease of 144 or (20%), from 707 employees at March 31, 2011.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other	Commercial Finance (1)
March 31, 2012:
Investment professionals	65	38	25	2	−
Other	66	19	12	35	−
	131	57	37	37	−
Property management	432	432	−	−	−
Total	563	489	37	37	−

March 31, 2011:
Investment professionals	106	35	27	2	42
Other	225	17	10	41	157
	331	52	37	43	199
Property management	376	376	−	−	−
Total	707	428	37	43	199

(1)	Due to the LEAF deconsolidation in November 2011, we no longer have commercial finance employees.

(Back to Index)

Revenues

The revenues in each of our reporting segments are generated by the fees we earn for structuring and managing the investment vehicles we sponsor on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account.  The following table sets forth certain information related to the revenues we have recognized in each of these revenue categories (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Fund management revenues (1)	$9,397	$9,593	$17,846	$18,855
Finance and rental revenues (2)	1,986	7,201	8,085	10,166
RSO management fees	3,376	2,389	7,065	6,196
Gain on resolution of loans (3)	−	111	60	196
Other (4)	21	1,053	388	1,614
	$14,780	$20,347	$33,444	$37,027

(1)
Includes fees from each of our real estate, commercial finance and financial fund management operations and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management, and commercial finance operations.

(2)
Includes accreted discount income from our real estate operations and revenues from certain real estate assets and interest income on bank loans from our financial fund management operations.  In periods prior to November 2011, included interest and rental income from our commercial finance operations.

(3)	Includes the resolution of loans we hold in our real estate segment.
(4)	In periods prior to November 2011, primarily includes insurance fees, documentation fees and other charges earned by our commercial finance operations.

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

●
the management, principally for RSO, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities; and

●
to a significantly lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of March 31,
	2012	2011
Assets under management: (1)
Commercial real estate debt	$801	$752
Real estate investment funds and programs	577	566
Distressed portfolios	94	150
RRE Opportunity REIT	66	14
Properties managed for RSO	60	−
Institutional portfolios	15	51
Legacy portfolio	20	28
	$1,633	$1,561

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

(Back to Index)

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Management fees
Asset management fees	$1,847	$1,627	$3,694	$3,157
Resource Residential property management fees	1,570	1,420	3,207	2,783
REIT management fees - RSO	2,007	1,202	3,390	2,565
	5,424	4,249	10,291	8,505
Other revenues
Rental property income and revenues on consolidated VIEs (1)	946	830	2,259	2,074
Master lease revenues	1,040	1,006	2,059	2,003
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	2,271	74	3,072	283
Equity in earnings (losses) of unconsolidated entities	35	(12)	641	71
Gains and fees on the resolution of loans and other property interests	−	111	60	196
	$9,716	$6,258	$18,382	$13,132
Costs and expenses:
General and administrative expenses	$3,760	$2,543	$7,507	$4,681
Resource Residential expenses	1,748	1,509	3,346	2,864
Master lease expenses	1,042	1,269	2,058	2,374
Rental property expenses and expenses on consolidated VIEs	857	767	1,688	1,630
	$7,407	$6,088	$14,599	$11,549

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

Revenues – Three and Six Months Ended March 31, 2012 as Compared to the Three and
Six Months Ended March 31, 2011

Revenues from our real estate operations increased $3.5 million (55%) and $5.3 million (40%) for the three and six months ended March 31, 2012, respectively.  We attribute the increase primarily to the following:

Management fees – increased by $1.2 million and $1.8 million, respectively, principally due to the following:

●	a $220,000 and $537,000 increase in asset management fees, respectively, reflecting the additional properties in the distressed portfolio we manage;

●
a $150,000 and $424,000 increase in property management fees, respectively, earned by our property manager, Resource Residential, reflecting a 1,600 unit increase (11%) in multifamily units under management to 16,513 units at March 31, 2012 from 14,913 at March 31, 2011; and

●
an $805,000 and $825,000 increase in REIT management fees from RSO, respectively due to an increase in incentive management fees based on the adjusted operating earnings of RSO, which varies by quarter, as well as an increase in assets managed for RSO which lead to an increased base management fee.

Other revenues – increased by $2.3 million and $3.5 million, principally due to the following:

●
a $2.2 million and $2.8 million increase in fee income, respectively, in connection with the purchase and third-party financing of property through our real estate investment entities.  During the three and six months March 31, 2012, we earned fees from the acquisition of three properties and two loans and the sale of two properties and two loans, while in the prior year period we earned fees from the acquisition of two distressed notes during the three and six months ended March 31, 2011; and

(Back to Index)

●
a $47,000 and $570,000 increase in equity in earnings, respectively, of unconsolidated entities.  The six months ended March 31, 2012 includes a $750,000 equity gain for money released from escrow related to the fiscal 2011 sale of a Washington, DC office building by one of our legacy portfolio investments.  This increase was offset, in part, by the equity losses we incurred related to our real estate investment partnerships.

Costs and Expenses – Three and Six Months Ended March 31, 2012 as Compared to the Three and
Six Months Ended March 31, 2011

Costs and expenses of our real estate operations increased $1.3 million (22%) and $3.1 million (26%) for the three and six months ended March 31, 2012, respectively.  We attribute these changes primarily to the following:

●	a $1.2 million and $2.8 million increase in general and administrative expenses, respectively, related principally to the costs of fundraising and marketing for RRE Opportunity REIT; and

●
a $239,000 and $482,000 increase in Resource Residential expenses, respectively, due to increased wages and benefits, primarily in conjunction with the additional personnel needed to operate and manage the increase in properties.

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

●	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO.

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	As of March 31, 2012
	Institutional and Individual Investors	RSO		Total by Type
Trapeza	$3,784	$	−	$3,784
Apidos (2)	2,654		2,916	5,570
Ischus	1,391		−	1,391
Other company-sponsored partnerships	84		39	123
	$7,913		$2,955	$10,868

	As of March 31, 2011
	Institutional and Individual Investors	RSO		Total by Type

Trapeza	$4,106	$	−	$4,106
Apidos	2,694		2,739	5,433
Ischus	1,767		−	1,767
Other company-sponsored partnerships	83		22	105
	$8,650		$2,761	$11,411

(Back to Index)

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management”.
(2)	In October 2011, we closed Apidos VIII, a CLO we manage on behalf of RSO ($370.9 million).

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including subordinate and incentive fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.05% and 0.50% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require that certain overcollateralization test ratios, or O/C ratios, be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If specified O/C ratios are not met by a CDO, subordinate or incentive management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal balances on the CDO notes, typically in order of seniority.

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

Apidos

We sponsored, structured and/or currently manage 17 CDO issuers for institutional and individual investors and RSO, which hold approximately $5.6 billion in bank loans at March 31, 2012, of which $2.9 billion are managed on behalf of RSO through 9 CDO issuers.  In February 2011, we entered into a services agreement with a subsidiary of RSO to provide subadvisory collateral management and administration services for five CDO issuers which hold approximately $1.7 billion in bank loans.  In connection with the services provided, RSO will pay us 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees collected.  In October 2011, we closed Apidos CLO VIII, a $350.0 million CLO, that we manage on behalf of RSO and third-party investors.  We previously sponsored, structured and managed one CDO issuer holding international bank loans.  In December 2010, we completed the sale of our management contract for this CDO issuer.

We currently derive revenues from our Apidos operations through base and subordinate management fees.  Base management fees vary by CDO issuer, but range from between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers.  Subordinate management fees vary by CDO issuer, but range from between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers, all of which are subordinated to debt service payments on the CDOs.  We are also entitled to receive incentive management fees; however, we did not receive any such fees in fiscal 2011 nor for the six months ended March 31, 2012.  Incentive management fees are subordinated to debt service payments on the CDOs.

On April 17, 2012, we sold 100% of our common equity interests in Apidos for $25.0 million in cash and a 33% partnership interest in a joint venture that includes the Apidos portfolios as well as the portfolios contributed by our venture partner.  Additionally, we will retain a preferred equity interest in Apidos, which will entitle us to receive 75% of the incentive management fees from the legacy Apidos portfolios.  Beginning in our third fiscal quarter, we will no longer consolidate Apidos and will record our interest in the new joint venture on the equity method of accounting.

Trapeza

We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.8 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

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

(Back to Index)

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

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $27.2 million in bank loans, high yield bonds and uninvested capital.  We have invested as a general and limited partner in this partnership.  We derive revenues from this partnership through base and incentive management fees.  Base management fees are calculated at 1.5% of the partnership’s net assets and are payable quarterly in advance.  Incentive management fees are calculated annually at 20% of the partnership’s annual net profits, but are subject to a loss carryforward provision and an investor hurdle rate.  Our interests in the credit opportunities fund were sold to CVC in connection with the Apidos sale in April 2012.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.4 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Fund management fees	$3,688	$3,661	$7,515	$7,955
RSO management fees	1,369	1,187	3,675	3,589
Introductory agent fees	569	2,439	720	3,517
Earnings from unconsolidated CDOs	215	176	409	589
Other	21	3	21	6
	5,862	7,466	12,340	15,656

Limited and general partner interestsFair value adjustments	442	146	543	286
	$6,304	$7,612	$12,883	$15,942
Costs and expenses:
General and administrative expenses	$4,379	$5,960	$10,183	$12,680

Introductory agent fees, recorded as of the trade date, vary by transaction and, accordingly, there may be significant variations in these revenues from period to period.

Revenues – Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Revenues decreased $1.3 million (17%) to $6.3 million for the three months ended March 31, 2012.  We attribute the decrease primarily to the following:

●	a $27,000 increase in fund management fees, primarily due to the following:

–
a $49,000 increase in collateral management fees earned from our Apidos operations, primarily related to an increase in fees earned on Apidos CLO VIII. Apidos CLO VIII closed in October 2011 and as such, no fees were earned during the prior year period;

–	a $26,000 increase in fees earned on separately managed accounts; and

–	a $73,000 decrease in the Company’s share of expenses for Trapeza Capital Management, LLC.

(Back to Index)

These increases were offset by:

–	a $97,000 decrease in collateral management fees from our Ischus operations primarily due to defaulted securities; and

–	a $23,000 decrease in management fees from our RFIG operations due a negative fair value impact on securities.

●	a $182,000 increase in RSO management fees primarily due to an increase in incentive management fees based on the adjusted operating earnings of RSO, which varies by quarter;

●
a $1.9 million decrease in introductory agent fees as a result of fees earned in connection with 28 structured security transactions with an average fee of $20,000 for the three months ended March 31, 2012 as compared to 47 structured security transactions with an average fee of $52,000 for the prior year period;

●
a $39,000 net increase in earnings from three unconsolidated CDO issuers invested in bank loans we previously sponsored and managed, resulting from an increased investment in an existing unconsolidated issuer; and

•
a $444,000 increase in our share of unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, which may vary significantly quarter to quarter.

Revenues – Six Months Ended March 31, 2012 as Compared to the Six Months Ended March 31, 2011

Revenues decreased $3.1 million (19%) to $12.9 million for the six months ended March 31, 2012.  We attribute the decrease primarily to the following:

●	a $440,000 decrease in fund management fees, principally from the following:

–
a $683,000 decrease in incentive fees earned on the credit opportunities fund that we manage, related to a performance fee earned during the six months ended March 31, 2011.  No such fees were earned during the current year period; and

–	a $183,000 decrease in collateral management fees from our Ischus operations primarily due to defaulted securities.

These decreases were partially offset by:

–
a $77,000 increase in collateral management fees earned in connection with a services agreement with a subsidiary of RSO.  In February 2011, we entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CDO issuers invested in bank loans; and

–	a $349,000 increase in collateral management fees earned from our Apidos operations, primarily related to the fees earned on Apidos CLO VIII; no fees were earned during the prior year period.

●
an $86,000 increase in RSO management fees primarily due to a $217,000 increase in base management fees and a $150,000 increase in incentive management fees earned by our Apidos operations.  These increases were partially offset by a $281,000 decrease in incentive management fees earned by Resource Capital Markets for managing a trading portfolio on behalf of RSO;

●
a $2.8 million decrease in introductory agent fees as a result of fees earned in connection with 35 structured security transactions with an average fee of $21,000 for the six months ended March 31, 2012 as compared to 78 structured security transactions with an average fee of $45,000 for the prior year period;

●
a $180,000 net decrease in earnings from four unconsolidated CDO issuers invested in bank loans we previously sponsored and managed, primarily resulting from the sale of our equity interest in one of our European CLOs in December 2010; and

●
a $544,000 increase in our share of unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, which may vary significantly quarter to quarter.

Costs and Expenses – Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Costs and expenses of our financial fund management operations decreased $1.6 million (27%) for the three months ended March 31, 2012.  This decrease was primarily the result of a $1.1 million decrease in commissions on structured security transactions due to reduced activity, a $292,000 decrease in profit-sharing relating to portfolio management activities conducted by Resource Capital Markets for RSO and a $196,000 increase in reimbursed expenses from RSO.

(Back to Index)

Costs and Expenses – Six Months Ended March 31, 2012 as Compared to the Six Months Ended March 31, 2011

Costs and expenses of our financial fund management operations decreased $2.5 million (20%) for the six months ended March 31, 2012.  This decrease was primarily the result of a $1.4 million decrease in commissions on structured security transactions due to reduced activity, a $597,000 decrease in profit-sharing relating to portfolio management activities conducted by Resource Capital Markets for RSO and a $630,000 decrease in compensation costs primarily due to the terminated employees in connection with the sale of our European management contract in December 2010.  These decreases were partially offset by an increase in legal and consulting fees of $170,000.

Results of Operations: Commercial Finance

The commercial finance assets we manage at March 31, 2012 decreased by $165.0 million to $537.0 million as compared to $702.0 million at March 31, 2011.  This decrease reflects a $280.0 million reduction in assets we managed for our four investment entities due to the natural runoff of the lease portfolios, which was partially offset by an increase in the LEAF portfolio.  As of March 31, 2012, we managed approximately 58,000 leases and loans for LEAF and our investment entities, with an average original finance value of $26,000 and an average term of 58 months as compared to approximately 77,600 leases and loans with an average original finance value of $25,000 and an average term of 57 months as of March 31, 2011.

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of March 31,
	2012	2011
Commercial finance investment entities	$265	$545
LEAF	269	146
Other	3	11
	$537	$702

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

We consolidated the operating results of LEAF through November 16, 2011 and have recorded our equity interest in the losses of LEAF for the remainder of the six months ended March 31, 2012.  We continue to consolidate the operating results of LEAF Financial.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2012	2011		2012	2011
Revenues: (1)
Equity in losses of LEAF	$(1,153)	$	−	$(1,718)	$	−
Equity in (losses) earnings of commercial finance investment entities	(87)		62	(237)		(249)
Finance revenues	−		5,365	3,767		6,089
Fund management fees	−		−	−		505
Other	−		1,050	367		1,608
	$(1,240)		$6,477	$2,179		$7,953

Costs and expenses:
Wage and benefit costs	$49		$3,113	$1,924		$5,113
Other costs and expenses	181		580	921		2,853
Deferred initial direct costs and expenses	−		−	(652)		−
	$230		$3,693	$2,193		$7,966

(1)
Total revenues include RSO servicing and origination fees of $0 and $144,000 for the three and six months ended March 31, 2011.  There were no RSO fees during the three and six months ended March 31, 2012.

(Back to Index)

Revenues & Expenses – Three and Six Months Ended March 31, 2011 as Compared to the Three and
Six Months Ended March 31, 2011

Due to the deconsolidation of LEAF, we ceased to reflect LEAF’s revenues and expenses after November 2011 with our  consolidated results.  Instead, we record our interests in LEAF’s operations on the equity basis of accounting.  During the three and six months ended March 31, 2012,  our share of LEAF’s losses have reduced our investment to zero  such that we will not reflect any future losses of LEAF.  However, we will need to record our share of any charges that may be recorded in LEAF’s accumulated other comprehensive income, relating to hedging activities.

Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  Accordingly, we waived $1.2 million and $2.7 million of fund management fees from these entities for the three and six months ended March 31, 2012, respectively.  For the three and six months ended March 31, 2011, we waived fees totaling $2.1 million and $4.5 million, respectively.

Results of Operations: Other Costs and Expenses

General and Administrative Expenses

General and administrative expenses declined by $430,000 (15%) and $650,000 (11%) during the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011 due principally to a decline in professional fees, primarily accounting and auditing services.

Restructuring Expenses

We recorded a $365,000 charge for restructuring during the three and six months ended March 31, 2012 consisting of severance and benefits for terminated employees.  The decrease in staffing levels reflects our decreased ownership percentage in LEAF and Apidos as a result of the recently announced transactions.

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment and by category of financing receivable (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Commercial finance:
Receivables from managed entities	$2,865	$2,165	$4,860	$3,576
Leases, loans and future payment card receivables	(6)	465	145	660
Real estate:
Receivables from managed entities	98	89	188	89
Rent receivables	5	−	19	−
	$2,962	$2,719	$5,212	$4,325

We have estimated, based on projected cash flows, that three of the commercial finance funds and two of the real estate partnerships that we sponsored and manage will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $3.0 million and $5.0 million for the three and six months ended March 31, 2012, respectively, as compared to $2.3 million and $3.7 million recorded for the three and six months ended March 31, 2011, respectively.

Depreciation and Amortization

Due to the November 2011 deconsolidation of LEAF, depreciation expense has declined for the three and six months ended March 31, 2012 as compared to the prior year periods.  The following table reflects the depreciation reported by LEAF as compared to our other operating segments (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2012		2011	2012	2011

LEAF	$	−	$2,407	$1,556	$3,035
Other operating segments		535	514	1,040	1,011
Total depreciation expense		$535	$2,921	$2,596	$4,046

(Back to Index)

Interest Expense

As a result of the deconsolidation of LEAF and a reduction in both corporate borrowings and the interest rate on those borrowings, interest expense for the three and six months ended March 31, 2012 declined by $3.5 million (85%) and $2.9 million (45%) as compared to the three and six months ended March 31, 2011.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Corporate	$396	$1,385	$1,464	$2,868
Real estate	213	272	428	547
Commercial finance	36	2,510	1,727	3,121
	$645	$4,167	$3,619	$6,536

Facility utilization, our outstanding Senior Notes (in millions) and the corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended				Six Months Ended
	March 31,				March 31,
	2012			2011	2012		2011

Corporate – secured credit facilities and term note:
Average borrowings		$5.3		$12.6		$5.8	$13.2
Average interest rates		6.0%		6.8%		6.0%	6.9%

Corporate – Senior Notes:
Average borrowings		$10.0		$18.8		$12.8	$18.8
Average interest rates		9.0%		12.0%		10.4%	12.0%

Commercial finance – secured credit facility (1):
Average borrowings	$	−		$20.0		$68.8	$9.9
Average interest rates		−	%	4.0%		4.2%	4.1%

Commercial finance – terminated bridge loan (1):
Average borrowings	$	−		$14.0	$	−	$17.5
Average interest rates		−	%	6.7%		− %	6.8%

Commercial finance – term securitization (1):
Average borrowings	$	−		$89.4		$112.8	$44.2
Average interest rates		−	%	5.5%		4.2%	5.5%

(1)
The amounts presented for commercial finance for the six months ended March 31, 2012 reflect for the period from October 1 to November 16, 2011.  Subsequently, these facilities have been deconsolidated from our consolidated financial statements.

Gain on the Deconsolidation of LEAF

In November 2011, we obtained an additional investment in LEAF by a third-party private investment firm.  Accordingly, we determined that we no longer control LEAF and, effective with that investment, we have deconsolidated it for financial reporting purposes.  As a result of that transaction, our equity interest in LEAF is 15.7% on a fully diluted basis.  We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero.  In addition, based on a third-party valuation, our investment in LEAF was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.

(Back to Index)

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

Gain on Extinguishment of Servicing and Repurchase Liabilities

In conjunction with the formation of LEAF in January 2011, we reversed the servicing and repurchase liabilities recorded in fiscal 2010 related to certain lease and loan sales to RSO, recognizing a gain of $4.4 million for the three and six months ended March 31, 2011.

Gain (Loss) on Investment Securities, Net

During the three and six months ended March 31, 2012, we sold 6,992 and 33,509 shares of The Bancorp, Inc., or TBBK, common stock and recognized a gain of $5,000 and $22,000, respectively.  During the three and six months ended March 31, 2011, we sold 24,500 and 44,725 shares of TBBK and recognized gains of $87,000 and $96,000, respectively.  In December 2010, we received proceeds of $2.9 million from the sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.

Net Other-Than-Temporary Impairment Charges on Investment Securities Recognized in Earnings

We recorded a $74,000 charge for the other-than-temporary impairment of one of our investments in CDOs, primarily invested in bank loans, during the three and six months ended March 31, 2012.  There were no other-than-temporary impairment charges in the three and six months ended March 31, 2011.

Other Income, Net

Other income, net, increased by $422,000 (208%) and decreased by $105,000 (8%) during the three and six months ended March 31, 2012, respectively, to $625,000 and $1.2 million, respectively, as compared to the three and six months ended March 31, 2011.  During the three and six months ended March 31, 2011, we recognized a $173,000 loss and a $201,000 gain, respectively, on the change in the fair value of TBBK common stock held in a retirement account for our former Chief Executive Officer.  There was no similar activity in the current year due to the sale of these securities.  In addition, for the three and six months ended March 31, 2011, we incurred a $517,000 loss associated with the relocation of certain of our Philadelphia offices in order to consolidate personnel.  Our gains from foreign currency translation decreased by $224,000 and $335,000 for the three and six months ended March 31, 2012, respectively, as compared to the three and six months ended March 31, 2011 due to the sale of our equity investment and management contract in REM I.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 36% and 40% for the three month and six months ended March 31, 2012 as compared to 41% and 39% for the three and six months ended March 31, 2011. The change in the income tax rate primarily relates to the recording of a discrete tax benefit for the partial reversal of a valuation allowance in the amount of $119,000 at December 31, 2011 and the impact of permanent items relative to the projected pre-tax income for fiscal 2012.  Our effective income tax rate without this discrete item would have been 36% for the three and six months ended March 31, 2012.

Currently, we project our effective tax rate to be between 36% and 44% for the remainder of fiscal 2012. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

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

(Back to Index)

Net Loss (Income) Attributable to Noncontrolling Interests

We record third-party interests in our earnings as amounts attributable to noncontrolling interests.  Included in commercial finance are noncontrolling interests in LEAF for the period prior to its deconsolidation.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2012		2011	2012	2011
Commercial finance – RSO investment in LEAF preferred stock (1)	$	−	$(796)	$(571)	$(796)
Commercial finance – management restricted stock, net of tax of $0, $205, $130 and $543 (2)		−	447	218	1,076
Real estate – outside interest in our hotel property (3)		39	66	14	62
		$39	$(283)	$(339)	$342

(1)
In the January 2011 formation of LEAF, RSO received 3,743 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share.  The warrants were recorded as a discount to the preferred stock and amortized over the five-year term of the warrants.  As a result of the deconsolidation of LEAF, we will not record this noncontrolling interest in subsequent periods.

(2)
Senior commercial finance executives held a 13.9% interest in LEAF Financial as of December 31, 2010, which in January 2011 was exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis assuming the exercise of warrants outstanding for the purchase of LEAF common stock). As a result of the deconsolidation of LEAF, we will not record this noncontrolling interest in subsequent periods.

(3)	A related party holds a 19.99% interest in a hotel property we own in Savannah, Georgia.

Liquidity

As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense).  Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds and to obtain debt financing.  However, the availability of any such financing will depend on market conditions.  We also may seek to obtain liquidity through the disposition discussed below, of non-strategic investments, including our legacy real estate portfolio.

At March 31, 2012, our liquidity was comprised of the following primary sources:

●	cash on hand of $9.9 million;

●	the cash generated from the disposition of non-core assets;

●	$5.2 million of availability under our two corporate credit facilities; and

●	cash generated from operations.

Our consolidated balance sheet liquidity has improved as of March 31, 2012 due principally to the disposition of non-core assets and the refinancing of our debt.  We also completed the recapitalization of LEAF, including the $50.0 million growth equity investment by a third-party private investment firm.  The resulting deconsolidation of LEAF eliminated $202.5 million of borrowings from our balance sheet.

In April 2012, in connection with the sale of our equity interests in Apidos, we received $25.0 million in cash before costs and expenses, as well as continuing interests in the newly-formed joint partnership.

Disposition of Non-core Assets.  Our legacy portfolio at March 31, 2012 consisted of one loan and five property interests.  To the extent we are able to dispose of these assets, we will obtain additional liquidity.  The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions.  We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.

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

As of March 31, 2012, our total borrowings outstanding of $28.1 million included $10.0 million of Senior Notes, $5.3 million of corporate revolving debt, $10.6 million of mortgage debt secured by the underlying property and $2.2 million of other debt.

(Back to Index)

Capital Resources

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

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at March 31, 2012 (in thousands):

		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Non-recourse to RAI:
Mortgage – hotel property (1)	$10,619	$174	$389	$440	$9,616

Recourse to RAI:
Secured credit facilities (1)	5,303	−	5,303	−	−
Other debt (1)	11,783	106	11,677	−	−
Capital lease obligations	427	250	177	−	−
	17,513	356	17,157	−	−

Operating lease obligations	10,561	1,888	2,723	2,520	3,430
Other long-term liabilities	10,143	2,448	1,783	1,503	4,409

Total contractual obligations	$48,836	$4,866	$22,052	$4,463	$17,455

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2012, as follows: less than 1 year: $2.1 million; 1-3 years:  $2.2 million; 4-5 years:  $1.3 million; and after 5 years: $2.6 million.

			Amount of Commitment Expiration Per Period
	Total		Less than 1 Year		1 – 3 Years		4 – 5 Years		After 5 Years
Other commercial commitments:
Guarantees	$	−	$	−	$	−	$	−	$	−
Standby letters of credit		803		803		−		−		−
Total commercial commitments		$803		$803	$	−	$	−	$	−

LEAF Valuation Commitment.  In accordance with the November 2011 recapitalization of LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, LLC, or LRF3, a wholly-owned subsidiary of LEAF which owns equipment, equipment leases and notes.  To the extent that the value of the equity on the balance sheet of LRF 3 is less than approximately $18.7 million (the value of the equity of LRF3 on the date it was contributed to LEAF by RSO), as of the final testing date within 90 days of December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to make up the shortfall.

Broker-Dealer Capital Requirement.  Resource Securities (formerly Chadwick Securities, Inc.), our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of March 31, 2012 and September 30, 2011, respectively.  As of March 31, 2012 and September 30, 2011, Resource Securities’ net capital was $1.5 million and $254,000, respectively, which exceeded the minimum requirements by $1.4 million and $154,000, respectively.

(Back to Index)

Clawback Liability. Two of the Trapeza entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability.  The clawback liability was $1.2 million at March 31, 2012 and September 30, 2011.

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

Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, we are committed to invest 1% of the equity raised to a maximum amount of $2.5 million.  This commitment has been reduced to $1.6 million as of March 31, 2012 for funds already invested to date.

In July 2011, we entered into an agreement with one of the tenant-in-common programs we sponsored and manage.  This agreement requires us to fund up to $1.9 million, principally for capital improvements, for the underlying property over the next two years.  As of March 31, 2012, we have advanced funds totaling $1.4 million.

The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.

General Corporate Commitments.  We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of March 31, 2012, except for the clawback liability recorded for the two Trapeza entities, real estate commitments, and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

(Back to Index)

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

At March 31, 2012, we have two secured revolving credit facilities for general business use.  Weighted average borrowings on these facilities were $5.8 million for the six months ended March 31, 2012 at an interest rate of 6.0% on outstanding borrowings.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $33,000.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2012	3,400		$4.83	251,994	$18,804,000
February 1 to February 29, 2012	−	$	−	251,994	$18,804,000
March 1 to March 31, 2012	−	$	−	251,994	$18,804,000
Total	3,400		$4.83

(1)	The average price per share as reflected above includes broker fees/commissions.

These shares were repurchased pursuant to a repurchase plan announced in December 2010.  There is no expiration date for the plan, which allows for a maximum repurchase of up to $20.0 million of our outstanding common stock.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1
Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. Sales and Purchase Agreement, dated December 29, 2011.  Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

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

10.1(c)
Second Amendment to the Amended and Restated Loan and Security Agreement and Joinder to Loan Documents, dated as of February 15, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors set forth therein. (14)

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (4)

10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (4)

10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (4)

10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (4)

10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (4)

(Back to Index)

10.7(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (5)

10.7(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (8)

10.7(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)

10.8	Indenture between LEAF Receivables Funding 7, LLC and U.S. Bank National Association, dated as of September 7, 2011. (10)

10.9	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (11)

10.10	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011 (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Stock Purchase Agreement by and among LEAF Commercial Capital, Inc., LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp., Resource America, Inc. and the Purchasers named therein, dated November 16, 2011.

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011.

99.3	LEAF Commercial Capital, Inc. Stockholders’ Agreement, dated November 16, 2011.

101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 3, 2011 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.
(13)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.
(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: May 8, 2012	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: May 8, 2012	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer