Form 10-Q
period 2012-06-30
RESOURCE AMERICA, INC.
filed 2012-08-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes R No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes R No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock on August 1, 2012 was 20,256,970 shares.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC. AND SUBSIDIARIES

(Back to Index)

(Back to Index)

PART I.                      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2012	2011
	(unaudited)
ASSETS
Cash	$19,669	$24,455
Restricted cash	624	20,257
Receivables	536	1,981
Receivables from managed entities and related parties, net	46,917	54,815
Investments in commercial finance, net	−	192,012
Investments in real estate	19,356	19,942
Investment securities, at fair value	19,880	15,124
Investments in unconsolidated loan manager (see Notes 1 and 7)	35,980	−
Investments in unconsolidated entities	12,740	12,710
Property and equipment, net	2,903	6,998
Deferred tax assets, net	30,024	51,581
Goodwill	−	7,969
Other assets	4,207	14,662
Total assets	$192,836	$422,506

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$20,192	$40,887
Payables to managed entities and related parties	1,426	1,232
Borrowings	22,617	222,659
Total liabilities	44,235	264,778

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	−	−
Common stock, $.01 par value, 49,000,000 shares authorized; 29,392,755 and 28,779,998 shares issued, respectively (including nonvested restricted stock of 394,849 and 649,007, respectively)	290	281
Additional paid-in capital	284,069	281,686
Accumulated deficit	(21,640)	(48,032)
Treasury stock, at cost; 9,469,996 and 9,126,966 shares, respectively	(100,639)	(98,954)
Accumulated other comprehensive loss	(13,724)	(14,613)
Total stockholders’ equity	148,356	120,368
Noncontrolling interests	245	37,360
Total equity	148,601	157,728
	$192,836	$422,506

The accompanying notes are an integral part of these statements

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Real estate	$10,921	$15,873	$29,303	$29,005
Financial fund management	2,991	5,252	15,874	21,194
Commercial finance	(128)	6,464	2,051	14,417
	13,784	27,589	47,228	64,616
COSTS AND EXPENSES:
Real estate	7,386	6,727	21,985	18,276
Financial fund management	2,994	4,234	13,177	16,914
Commercial finance	118	3,709	2,311	11,675
Restructuring expenses	−	−	365	−
General and administrative	2,567	2,614	7,930	8,627
Gain on sale of leases and loans	−	(94)	(37)	(357)
Provision for credit losses	5,698	3,476	10,910	7,801
Depreciation and amortization	528	3,159	3,124	7,205
	19,291	23,825	59,765	70,141
OPERATING (LOSS) INCOME	(5,507)	3,764	(12,537)	(5,525)

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	54,682	−	63,431	−
Loss on extinguishment of debt	−	−	(2,190)	−
Gain on sale of management contract	−	−	−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	−	−	4,426
Gain (loss) on sale of investment securities, net	−	82	63	(1,282)
Impairment loss recognized in earnings	−	−	(74)	−
Interest expense	(578)	(4,276)	(4,197)	(10,812)
Other income, net	362	696	1,546	1,985
	54,466	(3,498)	58,579	837
Income (loss) from continuing operations before taxes	48,959	266	46,042	(4,688)
Income tax provision (benefit)	18,665	151	17,496	(1,781)
Income (loss) from continuing operations	30,294	115	28,546	(2,907)
Loss from discontinued operations, net of tax	(14)	(23)	(50)	(2,176)
Net income (loss)	30,280	92	28,496	(5,083)
Net income attributable to noncontrolling interests	(45)	(503)	(384)	(161)
Net income (loss) attributable to common shareholders	$30,235	$(411)	$28,112	$(5,244)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$30,249	$(388)	$28,162	$(3,068)
Discontinued operations	(14)	(23)	(50)	(2,176)
Net income (loss)	$30,235	$(411)	$28,112	$(5,244)
Basic earnings (loss) per share:
Continuing operations	$1.53	$(0.02)	$1.43	$(0.16)
Discontinued operations	−	−	−	(0.11)
Net income (loss)	$1.53	$(0.02)	$1.43	$(0.27)
Weighted average shares outstanding	19,815	19,741	19,618	19,389
Diluted earnings (loss) per share:
Continuing operations	$1.44	$(0.02)	$1.37	$(0.16)
Discontinued operations	−	−	−	(0.11)
Net income (loss)	$1.44	$(0.02)	$1.37	$(0.27)
Weighted average shares outstanding	21,036	19,741	20,464	19,389
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED JUNE 30, 2012
(in thousands)
(unaudited)

	Attributable to Common Shareholders
					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Stock	Loss (Income)	Equity	Interests	Equity	Income
Balance, October 1, 2011	$281	$281,686	$(48,032)	$(98,954)	$(14,613)	$120,368	$37,360	$157,728
Net income	−	−	28,112	−	−	28,112	384	28,496	$28,496
Issuance of common shares	9	2,255	−	−	−	2,264	−	2,264
Treasury shares issued	−	(217)	−	457	−	240	−	240
Stock-based compensation	−	1,054	−	−	−	1,054	−	1,054
Repurchases of common stock	−	−	−	(2,142)	−	(2,142)	−	(2,142)
Cash dividends	−	−	(1,720)	−	−	(1,720)	−	(1,720)
Contribution	−	−	−	−	−	−	85	85
Distribution	−	−	−	−	−	−	(80)	(80)
Deconsolidation of LEAF (see Note 1)	−	(709)	−	−	−	(709)	(37,553)	(38,262)
Other comprehensive income	−	−	−	−	889	889	49	938	938
Balance, June 30, 2012	$290	$284,069	$(21,640)	$(100,639)	$(13,724)	$148,356	$245	$148,601	$29,434

The accompanying notes are an integral part of this statement

(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28,496	$(5,083)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,280	10,867
Provision for credit losses	10,910	7,801
Equity in earnings of unconsolidated entities	(501)	(9,367)
Distributions from unconsolidated entities	2,741	5,018
Gain on sale of leases and loans	(37)	(357)
(Gain) loss on sale of loans and investment securities, net	(79)	1,282
Impairment loss recognized in earnings	74	−
Gain on sale and deconsolidation of subsidiaries	(63,431)	−
Loss on extinguishment of debt	2,190	−
Gain on sale of management contract	−	(6,520)
Extinguishment of servicing and repurchase liabilities	−	(4,426)
Deferred income tax provision (benefit)	17,323	(1,667)
Equity-based compensation issued	1,059	1,963
Equity-based compensation received	(153)	(234)
Purchase of trading securities	(3,470)	−
Loss from discontinued operations	50	2,176
Changes in operating assets and liabilities	(4,222)	(2,983)
Net cash used in operating activities	(4,770)	(1,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147)	(739)
Payments received on real estate loans and real estate	1,580	16,291
Investments in unconsolidated real estate entities	(1,108)	(854)
Purchase of commercial finance assets	(18,483)	(65,762)
Principal payments received on leases and loans	9,041	18,732
Cash divested on deconsolidation of LEAF	(2,284)	−
Proceeds from sale of Apidos, net of transaction costs and cash divested on deconsolidation	17,864	−
Proceeds from sale of management contract	−	9,095
Purchase of loans and investments	(600)	−
Proceeds from sale of loans and investments	262	3,534
Net cash provided by (used in) investing activities	6,125	(19,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	66,217
Principal payments on borrowings	(129,333)	(45,776)
Dividends paid	(1,720)	(1,675)
Proceeds from issuance of common stock	1,056	1,914
Repurchase of common stock	(955)	−
Proceeds from issuance of LEAF preferred stock	−	15,221
Preferred stock dividends paid by LEAF to RSO	(188)	(132)
Payment of debt financing costs	(1,864)	(1,992)
(Decrease) increase in restricted cash	(647)	4,947
Other	(411)	−
Net cash (used in) provided by financing activities	(5,217)	38,724

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(924)	(181)
Net cash used in discontinued operations	(924)	(181)

(Decrease) increase in cash	(4,786)	17,310
Cash at beginning of year	24,455	11,243
Cash at end of period	$19,669	$28,553
The accompanying notes are an integral part of these statements
(Back to Index)

(Back to Index)
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the nine months ended June 30, 2012 may not necessarily be indicative of the results of operations for the full year ending September 30, 2012.

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

Apidos Capital Management, LLC (“Apidos”).  On April 17, 2012, the Company sold 100% of its common equity interests in Apidos, its collateralized loan obligation (“CLO”) management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”).  Pursuant to the sale and purchase agreement and related agreements between the Company and CVC dated as of December 29, 2011, the Company sold Apidos in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, L.P, a newly-formed Cayman Islands limited partnership jointly owned by the Company and CVC (“CVC Credit Partners”), and (iii) a 33% interest in CVC Credit Partners’ general partner, a Jersey corporation (the “General Partner”).  Prior to the closing, CVC contributed its credit management subsidiary to CVC Credit Partners. The Company also retained a preferred equity interest in Apidos, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios.  The Company recorded a $54.7 million net gain on the sale of Apidos, including the investments in CVC Credit Partners and Apidos preferred equity at their fair value totaling $34.9 million.  At June 30, 2012, these investments were reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

Variable interests in the Company’s real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests.  As of June 30, 2012 and September 30, 2011, the Company had one such variable interest in an entity that it consolidated.  The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them.  See Note 8 for additional disclosures pertaining to VIEs.

All intercompany transactions and balances have been eliminated in the Company’s consolidated financial statements.

Reclassifications and Revisions

Certain reclassifications and revisions have been made to the three and nine months ended June 30, 2011 consolidated financial statements to conform to the 2012 presentation.  Real estate assets of a consolidated VIE formerly included in Property and Equipment are now included in Investments in Real Estate.

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Investment Securities

The Company purchased investment securities classified as trading securities during fiscal 2012.  Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in revenue.  To determine fair value, the Company uses third-party dealer quotes or bids.  In fiscal 2011, the Company held shares of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) common stock in a benefit plan for a former executive (see Note  12). The shares, classified as trading, were valued at the closing price of the stock and unrealized gains and losses were included in other income.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Company as of June 30, 2012:

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

Newly-Adopted Accounting Principles

Fair value measurements.  In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance became effective for the Company beginning January 1, 2012 and the Company has presented the required disclosures (see Note 18).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 3 − SUPPLEMENTAL CASH FLOW INFORMATION

The following table presents supplemental cash flow information (in thousands) (unaudited):

	Nine Months Ended June 30,
	2012		2011
Cash paid during the period for:
Interest		$3,246		$6,992
Income taxes		1,200		749

Non-cash activities:
Repurchase common stock from employees to pay for income taxes and option exercises		$1,187	$	−
Issuance of treasury stock for Company investment savings plan contributions		457		568
Common stock issued to former director in exchange for vested director units		135		−

Non-cash effects from the deconsolidation and sale of Apidos: (1)
Receivables from managed entities and related parties, net		$715	$	−
Investments in unconsolidated entities		(1,824)		−
Other assets		20		−
Accrued expenses and other liabilities		(938)		−

Non-cash effects from the deconsolidation of LEAF: (2)
Restricted cash		$20,282	$	−
Receivables		954		−
Receivables from managed entities and related parties, net		(3,411)		−
Investments in commercial finance assets, net		199,955		−
Investments in unconsolidated entities		7,049		−
Property and equipment, net		3,754		−
Deferred tax assets, net		4,558		−
Goodwill		7,969		−
Other assets		6,806		−
Accrued expense and other liabilities		(10,208)		−
Payables to managed entities and related parties		(98)		−
Borrowings		(202,481)		−
Accumulated other comprehensive loss		255		−
Noncontrolling interests		(37,668)		−
LEAF preferred stock and warrants issued to RSO in exchange for its portfolio of leases and loans and associated debt:
Restricted cash	$	−		$5,912
Investments in commercial finance		−		111,028
Borrowings		−		(96,088)
Accounts payable and accrued expenses		−		(596)
Payable to RSO		−		736
Noncontrolling interests		−		(20,992)
Stock dividend issued on LEAF preferred stock held by RSO		−		1,222

(1)
As a result of the Company’s sale and deconsolidation of Apidos during the three months ended June 30, 2012, the amounts set forth in this table were removed from the consolidated balance sheets.  The sum of the assets removed and cash equates to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s net assets.

(2)
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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 4 – FINANCING RECEIVABLES

The following tables reflect the aging of the Company’s past due financing receivables, gross of allowances for credit losses (1) (in thousands):

	30-89 Days Past Due		Greater Than 90 Days		Greater Than 181 Days	Total Past Due	Current	Total
As of June 30, 2012:
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$	−	$	−	$38,493	$38,493	$182	$38,675
Real estate investment entities		981		2,753	15,087	18,821	2,004	20,825
Financial fund management entities		1,278		686	48	2,012	1,538	3,550
RSO		802		−	−	802	4,105	4,907
Other		−		−	−	−	209	209
		3,061		3,439	53,628	60,128	8,038	68,166
Rent receivables – real estate		6		6	19	31	4	35
Total financing receivables		$3,067		$3,445	$53,647	$60,159	$8,042	$68,201

As of September 30, 2011:
Receivables from managed entities and related parties: (2)
Commercial finance investment entities	$	−	$	−	$37,547	$37,547	$490	$38,037
Real estate investment entities		1,324		1,511	17,405	20,240	1,734	21,974
Financial fund management entities		2,395		93	28	2,516	136	2,652
RSO		−		−	−	−	2,539	2,539
Other		−		−	−	−	103	103
		3,719		1,604	54,980	60,303	5,002	65,305
Investments in commercial finance		984		526	−	1,510	190,932	192,442
Rent receivables – real estate		1		11	−	12	3	15
Total financing receivables		$4,704		$2,141	$54,980	$61,825	$195,937	$257,762

(1)
As of June 30, 2012, receivables related to the Company’s commercial finance and real estate investment entities were presented gross of allowances for credit losses of $18.8 million and $2.4 million, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

(2)
As of September 30, 2011, receivables related to the Company’s commercial finance and real estate investment entities were presented gross of an allowance for credit losses of $8.3 million and $2.2 million, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The following tables summarize the activity in the allowance for credit losses for the Company’s financing receivables (in thousands):

	Receivables from Managed Entities	Investments in Commercial Finance-Leases and Loans		Rent Receivables	Total
Three Months Ended June 30, 2012:
Balance, beginning of period	$15,538	$	−	$34	$15,572
Provision for credit losses	5,711		(4)	(9)	5,698
Charge-offs	−		−	−	−
Recoveries	−		4	−	4
Balance, end of period	$21,249	$	−	$25	$21,274

Nine Months Ended June 30, 2012:
Balance, beginning of year	$10,490		$430	$15	$10,935
Provision for credit losses	10,759		141	10	10,910
Charge-offs	−		(124)	−	(124)
Recoveries	−		35	−	35
Deconsolidation of LEAF	−		(482)	−	(482)
Balance, end of period	$21,249	$	−	$25	$21,274

Ending balance, individually evaluated for impairment	$21,249	$	−	$25	$21,274
Ending balance, collectively evaluated for impairment	−		−	−	−
Balance, end of period	$21,249	$	−	$25	$21,274

		Investments in Commercial Finance
	Receivables from Managed Entities	Leases and Loans		Future Payment Card Receivables		Investments in Real Estate Loans		Total
Three Months Ended June 30, 2011:
Balance, beginning of year	$4,740		$300		$130	$	−	$5,170
Provision for credit losses	3,162		308		6		−	3,476
Charge-offs	−		(300)		(48)		−	(348)
Recoveries	−		92		2		−	94
Balance, end of period	$7,902		$400		$90	$	−	$8,392

Nine Months Ended June 30, 2011:
Balance, beginning of year	$1,075		$770		$130		$49	$2,024
Provision for credit losses	6,827		848		126		−	7,801
Charge-offs	−		(1,478)		(190)		(49)	(1,717)
Recoveries	−		260		24		−	284
Balance, end of period	$7,902		$400		$90	$	−	$8,392

Ending balance, individually evaluated for impairment	$7,902	$	−	$	−	$	−	$7,902
Ending balance, collectively evaluated for impairment	−		400		90		−	490
Balance, end of period	$7,902		$400		$90	$	−	$8,392

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 4 – FINANCING RECEIVABLES – (Continued)

The Company’s gross financing receivables relate to the balance in the allowance for credit losses as of
June 30, 2012 as follows (in thousands):
	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$68,166	$35	$68,201
Ending balance, collectively evaluated for impairment	−	−	−
Balance, end of period	$68,166	$35	$68,201

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2011 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Leases and Loans		Total
Ending balance, individually evaluated for impairment	$65,305	$15	$	−	$65,320
Ending balance, collectively evaluated for impairment	−	−		192,442	192,442
Balance, end of year	$65,305	$15		$192,442	$257,762

The following tables disclose information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of June 30, 2012:

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$19,337	$38,159	$18,822	$38,477
Receivables from managed entities – real estate	2,170	4,597	2,427	4,383
Rent receivables – real estate	10	35	25	44

As of September 30, 2011:

Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$14,990	$23,302	$8,312	$23,377
Receivables from managed entities – real estate	2,353	4,531	2,178	3,897
Leases and loans	310	526	216	318
Rent receivables – real estate	−	15	15	7

The Company has no impaired financing receivables without a specific valuation allowance as of June 30, 2012 and September 30, 2011.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 5 – INVESTMENTS IN REAL ESTATE

The following is a summary of the carrying value of the Company’s investments in real estate (in thousands):

	June 30,	September 30,
	2012	2011
Properties owned, net of accumulated depreciation of $5,390 and $4,785:
Hotel property (Savannah, Georgia)	$11,744	$12,051
Office building (Philadelphia, Pennsylvania)	3,127	3,165
Multifamily apartment complex (Kansas City, Kansas)	1,549	1,525
	16,420	16,741
Real estate assets - consolidated VIE, net of accumulated depreciation of $752 and $656	782	944
Other real estate holdings	2,154	2,257
Investments in real estate, net	$19,356	$19,942

NOTE 6 − INVESTMENT SECURITIES

Components of the Company’s investment securities are as follows (in thousands):

	June 30,	September 30,
	2012	2011
Available-for-sale securities	$16,469	$14,884
Trading securities	3,411	240
Total investment securities, at fair value	$19,880	$15,124

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in equity and collateralized debt obligation (“CDO”) securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012:
Equity securities	$32,806	$71	$(19,092)	$13,785
CDO securities	1,312	1,372	−	2,684
Total	$34,118	$1,443	$(19,092)	$16,469

September 30, 2011:
Equity securities	$32,411	$27	$(19,910)	$12,528
CDO securities	1,039	1,317	−	2,356
Total	$33,450	$1,344	$(19,910)	$14,884

Equity Securities.  The Company holds 2.6 million shares of RSO common stock as well as options to acquire an additional 2,166 shares (exercise price of $15.00 per share; expiration in March 2015).  The Company also holds 18,972 shares of TBBK common stock.  A portion of these investments are pledged as collateral for the Company’s two secured corporate credit facilities.

CDO Securities.  The CDO securities represent the Company’s equity interest in three CDO issuers that it has sponsored and manages.  The fair value of these interests are impacted by the fair value of the investments held by the respective CDO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.

Trading Securities.  The Company purchased investment securities classified as trading securities during fiscal 2012.  The Company had net unrealized gains and interest on these securities totaling $178,000 during the three and nine months ended June 30, 2012, which is included in Financial Fund Management revenue on the consolidated statements of operations.

At September 30, 2011, the Company held 33,509 shares of TBBK common stock in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer valued at $240,000, which it classified as trading securities.  The Company sold all of the plan’s TBBK shares during the nine months ended June 30, 2012 and recognized a gain of $22,000.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 6 − INVESTMENT SECURITIES – (Continued)

During the three and nine months ended June 30, 2011, the Company had sold 20,400 and 65,125 shares of TBBK it held, respectively, and recognized gains of $57,000 and $153,000, respectively.  In addition, the Company also recorded unrealized trading gains of $19,000 and $220,000 for the three and nine months ended June 30, 2011, respectively (see Note 17).

Other-Than-Temporary Impairment Losses.  The Company recorded a $74,000 charge for the other-than-temporary impairment of one of its investments in CDOs, primarily invested in bank loans, during the nine months ended June 30, 2012.  The Company did not record any impairment charges during the same period in fiscal 2011.

Unrealized losses along with the related fair value, aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months					More than 12 Months
	Fair Value		Unrealized Losses		Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2012:
Equity securities	$	−	$	−	−	$13,606	$(19,092)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$13,606	$(19,092)	1

September 30, 2011:
Equity securities	$	−	$	−	−	$12,393	$(19,910)	1
CDO securities		−		−	−	−	−	−
Total	$	−	$	−	−	$12,393	$(19,910)	1

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

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES

As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of interests it owns (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30, 2012	September 30, 2011
Real estate investment entities	1% – 10%	$7,844	$8,439
Financial fund management partnerships	3% − 11%	3,860	3,476
Trapeza entities	33% − 50%	1,036	795
LEAF	15.7% (1)	−	−
Commercial finance investment entities	1% − 6%	−	−
Investments in unconsolidated entities		$12,740	$12,710

(1)
Based upon terms of the agreements for the deconsolidation of LEAF, the Company is calculating its share of losses incurred by LEAF for the period from November 17, 2011 to June 30, 2012 based on the equity method of accounting.  During the nine months ended June 30, 2012, the Company’s share of LEAF’s losses, recorded as Commercial Finance revenues on the consolidated statements of operations, reduced the Company’s investment in LEAF to zero.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES - (Continued)

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

Summarized operating data for TCM is presented in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Management fees	$982	$998	$2,961	$3,017
Expenses	(480)	(288)	(1,361)	(1,400)
Net income	$502	$710	$1,600	$1,617

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

	For the period from October 1 to November 16, 2011	For the period from November 17 to June 30, 2012
Finance revenues	$4,134	$23,293
Costs and expenses	(4,607)	(26,599)
Net loss	$(473)	$(3,306)

Investment in Unconsolidated Loan Manager.  Until the Company sold its Apidos business to CVC on April 17, 2012, the operations of Apidos were included in the Company’s consolidated results.  Thereafter, the Company has recorded its 33% equity share of the results of the newly-formed joint venture, CVC Credit Partners, which includes the Apidos operations.  Summarized operating data for CVC Credit Partners is presented below (in thousands):

For the period from April 17 to June 30, 2012
Management fee revenues	$5,105
Costs and expenses	(4,522)
Net income	$583

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

Consolidated VIE.  The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets (in thousands):

	June 30,	September 30,
	2012	2011
Cash and property and equipment, net	$783	$944
Accrued expenses and other liabilities	230	300

VIEs Not Consolidated.  The Company’s investments in RSO, Resource Real Estate Opportunity REIT, Inc. (a fund that is currently in the offering stage, or “RRE Opportunity REIT”), and its investments in the structured finance entities that hold investments in bank loans (the “Apidos entities”), trust preferred assets (the “Trapeza entities”), and asset-backed securities (the “Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, benefits or losses that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2012.

The following table presents the carrying amounts of the assets in the Company’s consolidated balance sheets that relate to the Company’s variable interests in identified nonconsolidated VIEs and the Company’s maximum exposure to loss associated with these VIEs in which it holds variable interests at June 30, 2012 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-Consolidated VIEs
RSO	$4,527	$13,606	$18,133
Apidos entities	−	2,684	2,684
RRE Opportunity REIT	−	1,246	1,246
Trapeza entities	−	1,036	1,036
Ischus entities	236	−	236
	$4,763	$18,572	$23,335

(1)	Exclusive of expense reimbursements due to the Company.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 9 − PROPERTY AND EQUIPMENT

Property and equipment, net, consist of the following (in thousands):

	Estimated	June 30,	September 30,
	Useful Life	2012	2011
Furniture and equipment	3-7 years	$6,154	$5,620
Leasehold improvements	1-9 years	2,660	2,656
LEAF property and equipment		−	11,939
		8,814	20,215
Accumulated depreciation and amortization		(5,911)	(5,183)
Accumulated depreciation and amortization – LEAF		−	(8,034)
Property and equipment, net		$2,903	$6,998

NOTE 10 – ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	June 30,	September 30,
	2012	2011
Accounts payable and other accrued liabilities	$10,045	$8,153
SERP liability (see Note 15)	6,608	7,049
Accrued wages and benefits	1,136	3,617
Real estate loan commitment	1,222	2,147
Trapeza clawback (see Note 19)	1,181	1,181
Due to brokers	−	8,254
LEAF payables	−	10,486
Accrued expenses and other liabilities	$20,192	$40,887

In connection with a real estate loan commitment, the Company is required to make monthly payments of principal and interest of $125,000 through April 2013.

NOTE 11 – BORROWINGS

The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30,			September 30,
	2012			2011
	Maximum Amount of Facility	Borrowings Outstanding		Borrowings Outstanding
Corporate and Real estate debt:
TD Bank – secured revolving credit facility (1)	$6,997	$	−	$7,493
TD Bank – term loan	−		−	1,250
Republic Bank – secured revolving credit facility	3,500		−	−
			−	8,743
Senior Notes (2)			10,000	16,263
Mortgage debt			10,574	10,700
Note payable to RSO			1,677	1,705
Other debt			366	548
Total corporate and real estate borrowings			22,617	37,959
Commercial finance debt			−	184,700
Total borrowings outstanding			$22,617	$222,659

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit totaling $503,000 at June 30, 2012.
(2)
The September 30, 2011 balance shown is net of an unamortized discount of $2.6 million related to the fair value of detachable warrants issued to the note holders.  In conjunction with the refinancing of the Senior Notes in November 2011, the remaining unamortized discount was charged off to Loss on Extinguishment of Debt in the consolidated statements of operations.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

The facility requires that the Company repay the facility in an amount equal to 30% of the aggregate net proceeds (gross sales proceeds less reasonable and customary costs and expenses related to the sale) for certain asset sales.  Borrowings are secured by a first priority security interest in certain of the Company’s assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,833,915 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount.

At June 30, 2012, there was no outstanding principal balance on the secured term credit facility and the availability on the line was $7.0 million, as reduced for outstanding letters of credit.  Weighted average borrowings for the three and nine months ended June 30, 2012 were $4.0 million and $4.9 million, at a weighted average borrowing rate of 6.0% for both periods and an effective interest rate (inclusive of the amortization of deferred finance costs) of 11.2% and 10.5%, respectively.  Weighted average borrowings for the three and nine months ended June 30, 2011 were $7.5 million and $10.9 million, respectively, at a weighted average borrowing rate of 6.0% and 6.7% and an effective interest rate of 9.8% and 10.7%, respectively.  Weighted average borrowings for the term note for the nine months ended June 30, 2012 were $259,000 at a weighted average borrowing rate of 6% and an effective interest rate of 38.2% (reflecting the accelerated amortization of deferred finance costs).  Weighted average borrowings for the term note for the three and nine months ended June 30, 2011 were $4.4 million and $1.9 million, at a weighted average borrowing rate of 6.0% for both periods and an effective interest rate of 14.2% and 12.8%, respectively.

Republic First Bank (“Republic Bank”).  In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% (floor of 4.5%).  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; or (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  In January 2012, the Company amended this facility to extend the maturity date from December 28, 2012 to December 1, 2013 and to add an unused annual facility fee equal to 0.25%.  There were no borrowings under this facility for the three and nine months ended June 30, 2012

Senior Notes

In November 2011, the Company redeemed $8.8 million of its existing Senior Notes for cash, modified the terms of the remaining $10.0 million of notes to reduce the interest rate to 9% and to extend the maturity to October 2013.  The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding.  The Company accounted for the warrants as a discount to the original Senior Notes.  Upon the modification and partial repayment of the Senior Notes, the Company expensed the remaining $2.2 million of unamortized discount.  The effective interest rate (inclusive of the amortization of the warrant discount) was 9.3% and 14.3% for the three and nine months ended June 30, 2012, respectively.  The effective interest rate for the three and nine months ended June 30, 2011 was 22.6% and 21.9%, respectively.

Other Debt – Corporate

Capital leases.  In December 2011, the Company entered into a capital lease for the purchase of equipment at an interest rate of 7.2%.  The two-year lease requires monthly payments of $22,697.  The principal balance of the lease at June 30, 2012 was $366,000.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
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

Guggenheim Securities LLC (“Guggenheim”).  At December 31, 2010, LEAF Financial had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million.  The bridge facility was repaid in January 4, 2011 and terminated on February 28, 2011.  Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million.  LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of DBRS-rated variable funding notes, with ratings ranging from “AAA” to “B”, for  up to $110.0 million.  The notes are secured and payable only from the underlying equipment leases and loans.  Interest is calculated at a rate of 30-day London Interbank Offered Rate (“LIBOR”) plus a margin rate applicable to each class of notes.  The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend.  Principal payments on the notes are required to begin when the revolving period ends.  The Company was not an obligor or a guarantor of these securities and the facility was non-recourse to the Company.  The weighted average borrowings for the period from October 1 to November 16, 2011 (when LEAF was deconsolidated; see Note 1) were $68.8 million, at a weighted average borrowing rate of 4.2% and an effective interest rate of 5.1%.  The weighted average borrowings for the three and nine months ended June 30, 2011 were $58.2 million and $26.0 million, respectively, at a weighted average interest rate of 5.0% and 5.1%, respectively.  The weighted average borrowings on the bridge loan for the nine months ended June 30, 2011 were $11.7 million at a weighted average interest rate 9.1%.

Series 2010-2 term securitization.  In May 2010, LEAF Receivables Funding 3, LLC, a subsidiary of LEAF (“LRF3”), issued $120.0 million of equipment contract-backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RSO contributed the Series 2010-2 notes, along with the underlying lease portfolio, to LEAF.  LRF3 is the sole obligor on these notes.  The weighted average borrowings for the period from October 1 to November 16, 2011 (when LEAF was deconsolidated; see Note 1) were $70.1 million, at a weighted average borrowing rate of 5.1% and an effective interest rate of 8.5%.  The weighted average borrowings for the three and nine months ended June 30, 2011 were $84.6 million and $57.8 million, respectively, at a weighted average interest rate of 8.5% and 8.6%, respectively.

Note payable to RSO − commercial finance. On July 20, 2011, RSO entered into an agreement with LEAF pursuant to which RSO agreed to provide a $10.0 million loan to LEAF, of which $6.9 million was funded as of September 30, 2011, with additional funding of $3.1 million prior to the November 16, 2011 deconsolidation.  The loan bears interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly.  The loan was secured by the commercial finance assets of LEAF and LEAF’s interest in LRF3.  In the November 2011 LCC Transaction, RSO received $8.5 million from LEAF in payment of the outstanding balance and extinguished the loan.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 11 – BORROWINGS – (Continued)

Debt repayments

Annual principal payments on the Company’s aggregate borrowings over the next five years ending June 30, and thereafter, are as follows (in thousands):

2013	$434
2014	10,302
2015	1,881
2016	215
2017	231
Thereafter	9,554
$22,617

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

The Company was in compliance with all of its debt covenants as of June 30, 2012.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$30,280	$92	$28,496	$(5,083)
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(11), $(273), $327 and $(378)	(17)	(378)	518	(551)
Less: reclassification for realized losses, net of tax of $0, $2, $28 and $566	−	(2)	46	904
	(17)	(380)	564	353
Minimum pension liability adjustment, net of tax of $0, $30, $0 and $30	−	(30)	−	(30)
Less: reclassification for realized losses, net of tax of $36, $31, $107 and $96	46	43	140	127
Unrealized gain (loss) on hedging contracts, net of tax of $5, $(66), $176 and $38	7	(90)	234	53
Foreign currency translation gain recognized in earnings	−	−	−	368
Comprehensive income (loss)	30,316	(365)	29,434	(4,212)
Less: comprehensive income attributable to noncontrolling interests	(45)	(482)	(433)	(165)
Comprehensive income (loss) attributable to common shareholders	$30,271	$(847)	$29,001	$(4,377)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 12 – COMPREHENSIVE INCOME (LOSS) – (Continued)

The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges (1)	SERP Pension Liability	Total
Balance, beginning of year, net of tax of $(7,147), $(202), and $(2,271)	$(11,421)	$(222)	$(2,970)	$(14,613)
Current period changes	564	185	140	889
Balance, end of period, net of tax of $(6,792), $(26) and $(2,163)	$(10,857)	$(37)	$(2,830)	$(13,724)

(1)
Included in Accumulated Other Comprehensive Loss as of June 30, 2012 and September 30, 2011 are net unrealized losses of $15,000 (net of tax benefit of $14,000) and $41,000 (net of tax benefit of $28,000), respectively, related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest.  In addition, at September 30, 2011, the Company had a net unrealized loss of $181,000 (net of tax benefit and noncontrolling interests of $223,000) included in Accumulated Other Comprehensive Loss for hedging activity of LEAF.  As of June 30, 2012, the Company owns an equity interest in LEAF and has included in Accumulated Other Comprehensive Loss its percentage of LEAF’s hedging activity of $22,000 (net of tax benefit of $12,000).  The Company has no other hedging activity as of June 30, 2012.

NOTE 13 – NONCONTROLLING INTERESTS

The following table presents the rollforward of activity in noncontrolling interests that were included in the Company’s consolidated balance sheet for the nine months ended June 30, 2012 (in thousands):

Noncontrolling interests, beginning of year	$37,360
Net income attributable to noncontrolling interests	384
Other comprehensive income	49
Additional cash contribution made by the Company’s partner in the hotel property	85
Distribution made to the Company’s partner in the hotel property	(80)
Transactions related to LEAF:
Cash portion of LEAF preferred stock dividends to RSO	(98)
Additional amounts attributed to management holdings	213
Deconsolidation of LEAF	(37,668)
(37,553)
Noncontrolling interests, end of period	$245

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
 JUNE 30, 2012
 (unaudited)
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

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Shares
Basic shares outstanding	19,815	19,741	19,618	19,389
Dilutive effect of stock options and award plans (1)	1,221	−	846	−
Dilutive shares outstanding	21,036	19,741	20,464	19,389

(1)
Due to the losses for the three and nine months ended June 30, 2011, stock options and warrants outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation.  As a result, Basic EPS and Diluted EPS shares were the same. Excluded from the Diluted EPS calculation for the three and nine months ended June 30, 2011 were outstanding options to purchase 1.0 million shares of common stock at a weighted average exercise price of $16.27, as well as outstanding warrants to purchase 3.7 million shares of common stock at an average exercise price of $5.11.

NOTE 15 – BENEFIT PLANS

Supplemental Employment Retirement Plan (“SERP”). The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  During the nine months ended June 30, 2012, the Company sold the 33,509 shares of TBBK common stock it held as of September 30, 2011 to fund SERP distribution payments to Mr. E. Cohen.

The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest costs	$80	$92	$240	$276
Expected return on plan assets	(18)	(17)	(53)	(50)
Amortization of actuarial losses	83	74	248	222
Net cost	$145	$149	$435	$448

Employee Stock Ownership Plan.  The Company sponsors an Employee Stock Ownership Plan (“ESOP”) which is a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older, have completed 1,000 hours of service and been employed by the Company for one year.  Contributions to the ESOP were funded by the Company as set forth in the plan.  In May 2012, the Company received a final determination letter from the U.S. Internal Revenue Service to terminate the plan.  Accordingly, the Company distributed the available plan assets to participants in July 2012 and will liquidate the ESOP trust in the fourth quarter of fiscal 2012.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In the ordinary course of its business operations, the Company has ongoing relationships with several related entities.  The following table details the receivables and payables with these related parties (in thousands):

	June 30,	September 30,
	2012	2011
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$19,853	$29,725
Real estate investment entities (2)	18,398	19,796
Financial fund management investment entities	3,550	2,652
RSO	4,907	2,539
Other	209	103
Receivables from managed entities and related parties	$46,917	$54,815

Payables due to managed entities and related parties, net:
Real estate investment entities	$1,396	$1,010
RSO	30	222
Payables to managed entities and related parties	$1,426	$1,232

(1)
Reflects $18.8 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on a change in estimated cash distributions, are not expected to be collectible.

(2)	Reflects $2.4 million of reserves for credit losses related to management fees owed from two real estate investment entities that, based on projected cash flows, are not expected to be collectible.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
 (unaudited)

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses another related entity for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fees from unconsolidated investment entities (1) :
Real estate(2)	$4,405	$3,753	$12,862	$9,909
Financial fund management	765	1,038	2,468	3,523
RSO:
Management, incentive and servicing fees	4,181	2,582	11,521	8,880
Dividends received	510	612	1,646	1,835
Reimbursement of expenses	1,134	687	2,731	1,708
RRE Opportunity REIT: Reimbursement of costs and expensesand expenses	150	473	785	1,441
Dividends received	14	−	14	−
Atlas Energy, L.P. - reimbursement of net costs and expenses	160	220	478	830
LEAF:
Reimbursement of net costs and expenses	84	−	226	−
Payment for rent and related expenses	(193)	−	(497)	−
Payment for sub-servicing the commercial finance investment partnerships	(585)	−	(1,696)	−
1845 Walnut Associates Ltd - payment of rent and operating expenses	(155)	(152)	(469)	(522)
Graphic Images, LLC - payment for printing services	(34)	(61)	(136)	(96)
9 Henmar LLC - payment of broker/consulting fees	(20)	(20)	(42)	(46)
Ledgewood P.C. - payment for legal services	(239)	(357)	(508)	(491)
TBBK – reimbursement of net costs and expenses	32	8	106	8

(1)
During the three and nine months ended June 30, 2012, the Company waived $1.1 million and $3.8 million, respectively, and $1.9 million and $6.4 million during the three and nine months ended June 30, 2011, respectively, of its fund management fees from its commercial finance investment entities.

(2)
Reflects discounts recorded by the Company of $57,000 and $185,000 recorded in the three and nine months ended June 30, 2012, respectively, and $512,000 and $702,000 for the three and nine months ended June 30, 2011, respectively, in connection with management fees from its real estate investment entities that it expects to receive in future periods.

Relationship with RSO.  In March, 2012, the Company entered into an amendment to its management agreement with RSO in order to provide RSO with a sufficient number of accounting professionals dedicated to RSO’s operations.  The number of accounting professionals and amounts charged for them by the Company is reviewed and approved by RSO’s Board of Directors.  In conjunction with the June 2012 preferred stock offering by RSO, the management agreement was further amended on June 14, 2012 to include the RSO preferred shares in addition to its common shares for purposes of calculating the Company’s management fees.

Relationship with CVC Credit Partners.  In conjunction with the sale of Apidos to CVC, the Company received, in part, a 33% limited partner interest in the CVC Credit Partners, a joint venture between the Company and CVC, and a 33% interest in the General Partner of CVC Credit Partners (see Note 1 for a more detailed description of the transaction).  Mr. Jonathan Z. Cohen, the Company’s Chief Executive Officer and President, will serve as the chairman of the board of CVC Credit Partners for an initial term until December 31, 2013 so long as the Company holds at least 10% of the partnership interests.  In addition, so long as the Company holds at least 25% of the partnership interests, the Company’s consent will be required for all non-routine partnership actions, including dispositions and acquisitions in excess of specified thresholds, declarations of distributions, appointment and termination of senior employees, establishment of new investment funds and financings in excess of specified thresholds.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 16 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS – (Continued)

The Company is entitled to a reimbursement of transitional and shared service costs of $1.4 million through the transaction closing date, which was included in Receivables from Managed Entities at June 30, 2012.  The Company received the payment for these costs in July 2012.  In accordance with the shared services agreement it has with CVC Credit Partners, the Company will receive $85,000 per month for reimbursement of various operating costs and expenses it incurs on behalf of the partnership.

Relationship with LEAF.  The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF.  In addition, the Company subleases office space in Philadelphia, Pennsylvania from LEAF under a lease that expires in August 2013.

Sub-servicing agreement with LEAF for the commercial finance investment funds.  The Company entered into a sub-servicing agreement with LEAF to provide management services for the commercial finance funds.  The fee is equal to LEAF’s costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each commercial finance fund’s borrowing base under its credit facilities or securitizations.  In addition, LEAF is entitled to an evaluation fee equal to one half of any acquisition or similar fee collected by the Company in connection with the acquisition of any new lease or loan contracts for which LEAF provides evaluation services.

During the three and nine months ended June 30, 2012, LEAF sold $1.2 million of leases and loans to the commercial finance funds.  During the three and nine months ended June 30, 2011, such sales to the funds totaled $0 and $821,000, respectively.

Loan to affiliated real estate partnership.  The Company advances funds to an affiliated real estate investment partnership under a revolving note to a maximum of $3.0 million, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.4 million and $2.2 million as of June 30, 2012 and September 30, 2011, respectively, which is included in Receivables from Managed Entities and Related Parties, net of allowance for credit losses.  The Company recorded $17,000 and $49,000 of interest income on this loan, and then fully reserved these amounts, during the three and nine months ended June 30, 2012.

NOTE 17 − OTHER INCOME, NET

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
RSO dividend income	$510	$612	$1,646	$1,835
Interest income	135	73	389	323
Unrealized gains on trading securities	−	19	−	220
Other expense, net	(283)	(8)	(489)	(393)
Other income, net	$362	$696	$1,546	$1,985

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

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

With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company’s receivable.  In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off.  After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 12.4%).  Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios.  The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains) and the payment of general and administrative expenses of the funds.  The remaining excess cash is then available to repay the amounts due to the Company.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

Investment securities − equity securities.  The Company uses quoted market prices (Level 1) to value its investments in RSO and TBBK common stock.

Investment securities − trading securities.  The Company uses third-party dealer quotes or bids to estimate the fair value of its trading securities (Level 2).

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

The significant unobservable inputs used in the fair value measurement of the Company’s CDO securities are prepayment rates, probability of default, loss severity rate, reinvestment price on underlying collateral and the discount rate.  Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.

Investment in real estate.  The Company received an offer for the sale of one of its assets included in Investments in Real Estate.  The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge during the nine months ended June 30, 2012 (Level 2).

Investment in CVC Credit Partners.  The Company utilized a third-party valuation firm to value its investment in CVC Credit Partners and the Apidos preferred stock.  The joint venture investment was valued at $28.6 million based on the weighted average of several calculations, including implied transaction, dividend discount, discounted cash flow, and guideline public company models. These valuation models required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which took into consideration the current economic environment and credit market conditions (Level 3).

Investment in Apidos preferred stock and contractual commitment.  The Company’s investment in the Apidos preferred stock, valued at $6.8 million, as well as the corresponding contractual commitment valued at $453,000, were both based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).

Investment in LEAF.  The Company’s investment in LEAF, also based on a third-party valuation, was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of the Company’s investment in LEAF as a result of the November 2011 LCC Transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions (Level 3).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The following items are included in the Company’s fair value disclosures at September 30, 2011; however, due to the LEAF transaction, they are no longer included in the consolidated financial statements:

Retained interest − commercial finance.  During fiscal 2010, the Company sold leases and loans to third-parties in which portions of the proceeds were retained by the purchasers.  The purchasers have the right to return leases and loans that default within periods ranging from approximately six to forty-eight months after the date of sale and to deduct the applicable percentage from the retained proceeds.  The Company determines the fair value of these retained interests by calculating the present value of future expected cash flows using key assumptions for credit losses and discount rates based on historical experience and repayment terms (Level 3).

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

As of June 30, 2012, the fair value of the Company’s assets recorded at fair value on a recurring basis was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$13,785	$3,411	$2,684	$19,880

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

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The following table presents additional information about assets, which are measured at fair value on a recurring basis, for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

		Retained
	Investment	Financial
	Securities	Interest
For the Nine Months Ended June 30, 2012:
Balance, beginning of year	$2,356	$22
Purchases	600	−
Income accreted	603	−
Payments and distributions received	(856)	−
Impairment recognized in earnings	(74)	−
Deconsolidation of LEAF	−	(22)
Change in unrealized losses - included in accumulated other comprehensive loss	55	−
Balance, end of period	$2,684	$ −

For the Fiscal Year Ended September 30, 2011:
Balance, beginning of year	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,946)	−
Loss on sale of investment securities, net	(1,470)	−
Income accreted	948	−
Payment and distributions received	(861)	(251)
Change in unrealized losses - included in accumulated other comprehensive loss	462	−
Balance, end of year	$2,356	$22

The following table presents the Company’s quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3:

	Fair Value at June 30, 2012 (in thousands)	Valuation Technique	Unobservable Input	Range (weighted average)

CDO securities	$2,684	Discounted cash flow	Constant default rate	2%
			Loss severity rate	30%
			Constant prepayment rate	20%
			Reinvestment price on collateral	99%
			Discount rate	20%

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1		Level 2		Level 3	Total
For the Nine Months Ended June 30, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$	−	$	−	$22,890	$22,890
Investment in real estate		−		815	−	815
Investment in CVC Credit Partners		−		−	28,600	28,600
Investment in Apidos preferred equity		−		−	6,792	6,792
Investment in LEAF		−		−	1,749	1,749
Total	$	−		$815	$60,031	$60,846
Liability:
Apidos contractual commitment	$	−	$	−	$453	$453

For the Fiscal Year Ended September 30, 2011:
Assets:
Investments in commercial finance – impaired loans and leases	$	−	$	−	$310	$310
Receivables from managed entities		−		−	18,941	18,941
Total	$	−	$	−	$19,251	$19,251
Liability:
Guggenheim – secured revolving credit facility	$	−	$	−	$49,266	$49,266

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 18 – FAIR VALUE – (Continued)

The fair value of financial instruments, excluding instruments valued on a recurring basis, is as follows (in thousands):

	June 30, 2012		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$46,917	$43,552	$54,815	$39,224
Investments in commercial finance – loans held for investment	−	−	19,640	19,550
	$46,917	$43,552	$74,455	$58,774
Borrowings:
Real estate debt	$10,574	$10,729	$10,700	$10,700
Senior Notes	10,000	10,863	16,263	17,438
Corporate secured credit facilities and note	−	−	8,743	8,743
Other debt	2,043	1,715	3,807	2,909
Commercial finance debt	−	−	183,146	183,146
	$22,617	$23,307	$222,659	$222,936

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

The estimated fair value of the receivables from managed entities includes the discounted net projected cash flows available to repay the Company on amounts due from its four commercial finance investment entities.

The carrying value of the Company’s corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates.  The Company estimated the fair value of the real estate debt using current interest rates for similar loans.  The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes.  The carrying value of the Company’s other debt was estimated using current interest for similar loans at June 30, 2012 and September 30, 2011.  The carrying value of the Company’s commercial finance debt approximated its fair value due to its recent issuance at September 30, 2011 and was deconsolidated during the Company’s first quarter ended December 31, 2011 (all fair values are Level 3).

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

LEAF lease valuation commitment.  In accordance with the November 2011 LCC Transaction, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3.  To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall.  The LRF3 equity as of June 30, 2012 was in excess of this commitment and, therefore, no liability was required.

Limited loan guarantee.  The Company and two of its commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P. (“LEAF I”) and Lease Equity Appreciation Fund II, L.P. (“LEAF II”), have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants.  The loans mature at the earlier of (a) the maturity date (March 20, 2014 for LEAF I and December 21, 2013 for LEAF II), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II).  If the Company were required to make any such payments under the guarantee in the future, it would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment.  Under certain circumstances, the lender will also discount their loans by approximately $250,000 for LEAF I and $347,500 for LEAF II.  Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships’ outstanding loan balances and, accordingly, the Company has not recorded any future liability under the guarantee.

Broker-dealer capital requirement.  Resource Securities, Inc. serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of June 30, 2012 and September 30, 2011.  As of June 30, 2012 and September 30, 2011, Resource Securities had net capital of $222,000 and $254,000, respectively, which exceeded the minimum requirements by $122,000 and $154,000, respectively.

Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities, for $4.4 million.  The Company contributed $2.2 million (its 50% share). The remaining clawback liability was $1.2 million at June 30, 2012 and September 30, 2011, respectively.

Legal proceedings.  In September 2011, First Community Bank, (“First Community”) filed a complaint against First Tennessee Bank and approximately thirty other defendants consisting of investment banks, rating agencies, collateral managers, including Trapeza Capital Management, LLC (“TCM”), and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc.  TCM and the Trapeza CDO issuers are collectively referred to as Trapeza.  The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment.  First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza) fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations.  Specifically, with respect to Trapeza, First Community alleges that it purchased $20 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan.  The Court dismissed this matter in June 2012.  First Community filed a Notice of Appeal in July 2012.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 19 - COMMITMENTS AND CONTINGENCIES – (Continued)

The Company is also a party to various routine legal proceedings arising out of the ordinary course of business.  Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company’s consolidated financial condition or operations.

Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million.  This commitment has been reduced to $1.3 million as of June 30, 2012 for funds already invested to date.

In July 2011, the Company entered into an agreement with one of the tenant in common (“TIC”) programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million, primarily for capital improvements, for the underlying property over the next two years.  The Company has advanced funds totaling $1.4 million as of June 30, 2012.

The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.

General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of June 30, 2012, except for the clawback liability recorded for the two Trapeza entities, the real estate commitments, and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies, and accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 20 − OPERATING SEGMENTS

The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes its business decisions.  In addition to its reportable operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data is as follows (in thousands) (unaudited):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Three Months Ended June 30, 2012
Revenues from external customers	$11,286	$2,223	$2	$	−	$13,511
Equity in (losses) earnings of unconsolidated entities	(365)	768	(130)		−	273
Total revenues	10,921	2,991	(128)		−	13,784
Segment operating expenses	(7,386)	(2,994)	(118)		−	(10,498)
General and administrative expenses	(98)	(608)	−		(1,861)	(2,567)
Provision for credit losses	(52)	−	(5,646)		−	(5,698)
Depreciation and amortization	(324)	(29)	−		(175)	(528)
Gain on sale and deconsolidation of subsidiaries	−	54,682	−		−	54,682
Interest expense	(213)	−	(7)		(358)	(578)
Other income (expense), net	148	455	−		(241)	362
Pretax income attributable to noncontrolling interests (2)	(45)	−	−		−	(45)
Income (loss) from continuing operations including noncontrolling interests before taxes	$2,951	$54,497	$(5,899)		$(2,635)	$48,914

Nine Months Ended June 30, 2012
Revenues from external customers	$29,027	$13,564	$4,136	$	−	$46,727
Equity in earnings (losses) of unconsolidated entities	276	2,310	(2,085)		−	501
Total revenues	29,303	15,874	2,051		−	47,228
Segment operating expenses	(21,985)	(13,177)	(2,311)		−	(37,473)
Restructuring expenses	−	−	−		(365)	(365)
General and administrative expenses	(270)	(2,081)	−		(5,579)	(7,930)
Gain on sale of leases and loans	−	−	37		−	37
Provision for credit losses	(259)	−	(10,651)		−	(10,910)
Depreciation and amortization	(971)	(103)	(1,556)		(494)	(3,124)
Gain on sale and deconsolidation of subsidiaries	−	54,682	8,749		−	63,431
Loss on extinguishment of debt	−	−	−		(2,190)	(2,190)
Gain on sale of investment securities, net	−	41	−		22	63
Impairment loss recognized in earnings	−	(74)	−		−	(74)
Interest expense	(641)	−	(1,734)		(1,822)	(4,197)
Other income (expense), net	394	1,570	−		(418)	1,546
Pretax income attributable to noncontrolling interests (2)	(31)	−	(224)		−	(255)
Income (loss) including noncontrolling interests before intercompany interest expense and taxes	5,540	56,732	(5,639)		(10,846)	45,787
Intercompany interest (expense) income	−	−	(29)		29	−
Income (loss) from operations including noncontrolling interests before taxes	$5,540	$56,732	$(5,668)		$(10,817)	$45,787

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)		Total
Three Months Ended June 30, 2011
Revenues from external customers	$8,503	$4,873	$6,790	$	−	$20,166
Equity in earnings (losses) of unconsolidated entities	7,370	379	(326)		−	7,423
Total revenues	15,873	5,252	6,464		−	27,589
Segment operating expenses	(6,727)	(4,234)	(3,709)		−	(14,670)
General and administrative expenses	(71)	(666)	−		(1,877)	(2,614)
Gain on sale of leases and loans	−	−	94		−	94
Provision for credit losses	(782)	−	(2,694)		−	(3,476)
Depreciation and amortization	(301)	(36)	(2,696)		(126)	(3,159)
Interest expense	(265)	−	(2,578)		(1,433)	(4,276)
Gain on sale of investment securities, net	−	25	−		57	82
Other income (expense), net	81	714	3		(102)	696
Pretax income attributable to noncontrolling interests (2)	(28)	−	(239)		−	(267)
Income (loss) including noncontrolling interests before intercompany interest expense and income taxes	7,780	1,055	(5,355)		(3,481)	(1)
Intercompany interest (expense) income	−	−	(35)		35	−
Income (loss) income from operations including noncontrolling interests before taxes	$7,780	$1,055	$(5,390)		$(3,446)	$(1)

Nine Months Ended June 30, 2011
Revenues from external customers	$21,564	$18,693	$14,992	$	−	$55,249
Equity in earnings (losses) of unconsolidated entities	7,441	2,501	(575)		−	9,367
Total revenues	29,005	21,194	14,417		−	64,616
Segment operating expenses	(18,276)	(16,914)	(11,675)		−	(46,865)
General and administrative expenses	(248)	(2,440)	−		(5,939)	(8,627)
Gain on sale of leases and loans	−	−	357		−	357
Provision for credit losses	(871)	−	(6,930)		−	(7,801)
Depreciation and amortization	(956)	(125)	(5,731)		(393)	(7,205)
Interest expense	(812)	−	(5,699)		(4,301)	(10,812)
Gain on sale of management contract	−	6,520	−		−	6,520
Gain on extinguishment of servicing and repurchase liabilities	−	−	4,426		−	4,426
(Loss) gain on sale of investment securities, net	−	(1,435)	−		153	(1,282)
Other income (expense), net	318	2,120	11		(464)	1,985
Pretax loss attributable to noncontrolling interests (2)	35	−	583		−	618
Income (loss) including noncontrolling interests before intercompany interest expense and income taxes	8,195	8,920	(10,241)		(10,944)	(4,070)
Intercompany interest (expense) income	−	−	(1,623)		1,623	−
Income (loss) from operations including noncontrolling interests before taxes	$8,195	$8,920	$(11,864)		$(9,321)	$(4,070)

(Back to Index)

(Back to Index)

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
JUNE 30, 2012
(unaudited)

NOTE 20 − OPERATING SEGMENTS – (Continued)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Segment assets:
June 30, 2012	$167,077	$79,447	$20,990	$(74,678)	$192,836
June 30, 2011	$163,052	$41,719	$230,430	$(41,996)	$393,205

(1)	Includes general corporate expenses and assets not allocable to any particular segment.
(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (Loss) Income from Operations as computed in accordance with U.S. GAAP and should be deducted to compute (Loss) Income from Operations as reflected in the Company’s consolidated statements of operations.

Geographic Information.  During the nine months ended June 30, 2011, the Company recognized a $5.1 million net gain on the sale of its management contract with, and equity investment in, Resource Europe CLO I.  There were no revenues generated from the Company’s European operations for the three and nine months ended June 30, 2012 and no other revenues during the three and nine months ended June 30, 2011.  Included in the segment assets are European assets of $559,000 and $6.5 million as of June 30, 2012 and 2011, respectively.

Major Customer.  For the three and nine months ended June 30, 2012, the total of the management, incentive and servicing fees that the Company received from RSO were 30% and 24%, respectively, and 9% and 14% for the three and nine months ended June 30, 2011.  These fees have been reported as revenues by the Company’s reporting segments.

NOTE 21 – SUBSEQUENT EVENTS

Stock Repurchase.  On August 1, 2012, Company’s Board of Directors authorized the repurchase up to 5% of the Company’s outstanding common shares. Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company and in accordance with the rules of the U.S. Securities and Exchange Commission, as applicable.  The amount and timing of any repurchases will depend on market conditions and other factors.

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

Overview of the Three and Nine Months Ended June 30, 2012 and 2011

We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, commercial finance and financial fund management sectors.  As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds.  We typically maintain an investment in the funds we sponsor.  As of June 30, 2012, we managed $15.0 billion of assets.

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

In our financial fund management segment, we have sponsored and manage issuers of collateralized debt and loan obligations, or CDOs and CLOs.  In October 2011, on behalf of Resource Capital Corp., or RSO, and third-party investors, we closed Apidos CLO VIII, a $350.0 million CLO.

On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC.  In connection with the transaction, we received $25.0 million in cash before transaction costs and partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC.  Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners.  We recorded a $54.7 million net gain on the sale.

Our commercial finance operations underwent significant restructuring and recapitalization during fiscal 2011 and the first quarter of fiscal 2012.  These transactions provided substantial amounts of both equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF.  Our subsidiary, LEAF Financial Corporation, retained the partnership management operations.  As a result of the recapitalization, our equity interest in LEAF was reduced to 15.7% on a fully diluted basis, and we have deconsolidated LEAF from our financial statements as of November 16, 2011.  We recorded an $8.7 million gain on the deconsolidation of LEAF, inclusive of a $1.7 million remeasurement gain to reflect our investment in LEAF at fair value during our first fiscal quarter ended December 31, 2011.  Due to the deconsolidation of LEAF, we have decreased our total assets at June 30, 2012 by $227.9 million and our outstanding borrowings by $184.7 million from the corresponding balances reported at September 30, 2011.  We currently account for our interests in LEAF as an equity method investment.  From November 16, 2011 to March 31, 2012, the equity losses we recorded from LEAF reduced our investment to zero as of March 31, 2012.  In addition, we have recorded provisions for credit losses of $5.7 million and $10.5 million during the three and nine months ended June 30, 2012, respectively, on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.

(Back to Index)

(Back to Index)

During the nine months ended June 30, 2012, we further improved our balance sheet and liquidity by refinancing our existing corporate debt.  In November 2011, we redeemed $8.8 million of our Senior Notes and modified the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity to October 2013.  In conjunction with the modification of the notes, we accelerated the amortization of the warrant cost associated with the original issuance and, accordingly, recorded a loss on extinguishment of debt of $2.2 million during the nine months ended June 30, 2012.  In addition, we amended our corporate credit facility with TD Bank to extend the maturity from August 2012 to August 2013 and amended our Republic Bank facility to extend its maturity from December 2012 to December 2013.

Primarily as a result of the $33.8 million net gain (net of tax of $20.9 million) on the sale of Apidos, we recorded consolidated net income attributable to common shareholders of $30.2 million and $28.1 million, respectively, for the three and nine months ended June 30, 2012.

Assets Under Management

Our assets under management increased by $1.6 billion to $15.0 billion at June 30, 2012 from $13.4 billion at June 30, 2011.  The following table sets forth information relating to our assets under management by operating segment (in millions): (1)

	As of June 30,		Increase (Decrease)
	2012	2011	Amount		Percentage
Financial fund management	$12,737	$11,200	$1,537	(2)	14%
Real estate	1,729	1,591	138		9%
Commercial finance	528	629	(101	) (3)	(16)%
	$14,994	$13,420	$1,574		12%

(1)	For information on how we calculate assets under management, see the table and related notes at the end of this section.
(2)
The increase is primarily due to the $2.0 billion addition of the CVC portfolio contributed to CVC Credit Partners for which we own 33% and the addition of Apidos CLO VIII with $351.1 million of assets.  This increase was offset, in part, by reductions in the eligible collateral bases of our ABS ($346.1 million), corporate loan ($180.5 million) and trust preferred portfolios ($265.9 million) resulting from defaults, paydowns, sales and calls.

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

Assets under management are primarily managed through the investment entities we sponsor.  Our financial fund management and real estate segments manage assets on behalf of RSO.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Property Interests	Other Investment Funds
As of June 30, 2012:
Financial fund management	41	13	−	3
Real estate	2	9	6	5
Commercial finance	−	4	−	2
	43	26	6	10
As of June 30, 2011:
Financial fund management	37	13	−	1
Real estate	2	8	7	4
Commercial finance	−	4	−	2
	39	25	7	7

(Back to Index)

(Back to Index)

As of June 30, 2012 and 2011, we and our joint venture partners for selected asset classes managed $15.0 billion and $13.4 billion of assets, respectively, for the accounts of institutional and individual investors, RSO and for our own account in the following asset classes (in millions):

	June 30, 2012						June 30, 2011
	Institutional and Individual Investors	RSO		Company		Total	Total
Trust preferred securities (1)	$3,705	$	−	$	−	$3,705	$3,971
Bank loans (1)	4,718		2,855		−	7,573	5,437
Asset-backed securities (1)	1,333		−		−	1,333	1,679
Real properties (2)	688		95		−	783	607
Mortgage and other real estate-related loans (2)	17		910		19	946	984
Commercial finance assets (3)	528		−		−	528	629
Private equity and other assets (1)	89		37		−	126	113
	$11,078		$3,897		$19	$14,994	$13,420

(1)	We value these assets at their amortized cost.
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

Employees

As of June 30, 2012, we had 595 full-time employees, a decrease of 124 or (17%), from 719 employees at June 30, 2011.  The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other	Commercial Finance (1)
June 30, 2012:
Investment professionals	56	42	11	3	−
Other	66	20	11	35	−
	122	62	22	38	−
Property management	473	473	−	−	−
Total	595	535	22	38	−

June 30, 2011:
Investment professionals	104	35	28	2	39
Other	214	18	11	39	146
	318	53	39	41	185
Property management	401	401	−	−	−
Total	719	454	39	41	185

(1)	Effective as of November 2011 (the deconsolidation of LEAF), we no longer have commercial finance employees.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fund management revenues (1)	$6,921	$15,631	$24,767	$34,486
Finance and rental revenues (2)	2,584	8,540	10,669	18,706
RSO management fees	4,098	2,582	11,163	8,778
Gain on resolution of loans (3)	22	−	82	196
Other (4)	159	836	547	2,450
	$13,784	$27,589	$47,228	$64,616

(1)
Includes fees from each of our real estate, commercial finance and financial fund management operations and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management, and commercial finance operations.

(2)
Includes accreted discount income from our real estate operations and revenues from certain real estate assets and interest income on bank loans from our financial fund management operations.  For periods prior to November 2011, includes interest and rental income from our commercial finance operations.

(3)	Includes the resolution of loans we hold in our real estate segment.
(4)	For periods prior to November 2011, primarily includes insurance fees, documentation fees and other charges earned by our commercial finance operations.

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	As of June 30,
	2012	2011
Assets under management: (1)
Commercial real estate debt	$857	$766
Real estate investment funds and programs	578	566
RRE Opportunity REIT	107	37
Distressed portfolios	94	153
Properties managed for RSO	60	−
Institutional portfolios	15	51
Legacy portfolio	18	18
	$1,729	$1,591

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets Under Management,” above.

(Back to Index)

(Back to Index)

We support our real estate investment funds by making long-term investments in them.  Fee income can be highly variable and, for the remainder of fiscal 2012, fee income will depend upon the amount of capital raised for RRE Opportunity REIT and the timing of its acquisitions.

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Management fees
Asset management fees	$2,100	$1,170	$5,794	$4,327
Resource Residential property management fees	1,843	1,615	5,050	4,398
REIT management fees - RSO	3,320	2,085	6,710	4,650
	7,263	4,870	17,554	13,375
Other revenues
Rental property income and revenues on consolidated VIEs (1)	1,524	1,551	3,783	3,625
Master lease revenues	1,060	1,029	3,119	3,032
Fee income from sponsorship of partnerships, joint ventures and TIC property interests	1,418	1,053	4,490	1,336
Equity in (losses) earnings of unconsolidated entities	(366)	7,370	275	7,441
Gains and fees on the resolution of loans and other property interests	22	−	82	196
	$10,921	$15,873	$29,303	$29,005
Costs and expenses:
General and administrative expenses	$3,696	$3,079	$11,203	$7,760
Resource Residential expenses	1,685	1,755	5,031	4,619
Master lease expenses	1,060	1,025	3,118	3,399
Rental property expenses and expenses on consolidated VIEs	945	868	2,633	2,498
	$7,386	$6,727	$21,985	$18,276

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

Revenues – Three and Nine Months Ended June 30, 2012 as Compared to the Three and
Nine Months Ended June 30, 2011

Revenues from our real estate operations decreased $5.0 million (31%) and increased $298,000 (1%) for the three and nine months ended June 30, 2012, respectively.  We attribute the changes primarily to the following:

Management fees – increased by $2.4 million and $4.2 million, respectively, principally due to the following:

●	a $930,000 and $1.5 million increase in asset management fees, respectively, reflecting the additional properties we acquired for the distressed portfolio we manage;

●
a $228,000 and $652,000 increase in property management fees, respectively, earned by our property manager, Resource Residential, reflecting a 3,064 unit increase (21%) in multifamily units under management to 17,897 units at June 30, 2012 from 14,833 at June 30, 2011; and

●
a $1.2 million and $2.1 million increase in REIT management fees from RSO, respectively, due to an increase in incentive management fees based on the adjusted operating earnings of RSO, which varies by quarter, as well as an increase in the equity we manage for RSO, which produces an increased base management fee.

Other revenues – decreased by $7.4 million and $3.9 million, principally due to the following:

●
a $365,000 and $3.2 million increase in fee income, respectively, in connection with the purchase and third-party financing of property through our real estate investment entities.  During the three and nine months ended June 30, 2012, we earned fees from the acquisition of three properties (valued at $64.2 million) and three loans (valued at $23.6 million) and the sale of three properties (valued at $44.0 million) and two loans (valued at $920,000), while in the prior year we earned fees from the acquisition of two distressed notes (valued at $11.9 million), and four loans (valued at $28.5 million) and fees from the sale of a building owned by one of our equity investments during the three and nine months ended June 30, 2011; this increase was more than offset by

(Back to Index)

(Back to Index)

●
a $7.7 million and $7.2 million decrease in equity in earnings, respectively, of unconsolidated entities.  The nine months ended June 30, 2012 includes a $750,000 equity gain for funds released from escrow related to the fiscal 2011 sale of one of our legacy portfolio investments in Washington D.C.  The prior year period equity in earnings included a $7.6 million gain from this transaction.

Costs and Expenses – Three and Nine Months Ended June 30, 2012 as Compared to the Three and
Nine Months Ended June 30, 2011

Costs and expenses of our real estate operations increased by $659,000 (10%) and $3.7 million (20%) for the three and nine months ended June 30, 2012, respectively.  We attribute these changes primarily to the following:

●
a $617,000 and $3.4 million increase in general and administrative expenses, respectively, related principally to the costs of fundraising and marketing for RRE Opportunity REIT and increased wages and benefits; and

●
a $70,000 decrease and a $412,000 increase in Resource Residential expenses, respectively, due to increased wages and benefits, primarily in conjunction with the additional personnel needed to operate and manage the increase in properties; offset by a reduction in general operating expenses.

Results of Operations:  Financial Fund Management

Financial Fund Management

General.  We conduct our financial fund management operations primarily through six separate operating entities:

●
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CDO issuers, managed accounts and a credit opportunities fund.  Prior to April 17, 2012, we conducted these operations through our Apidos business;

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

·	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO.

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	As of June 30, 2012
	Institutional and Individual Investors	RSO		Total by Type
Trapeza	$3,705	$	−	$3,705
CVC Credit Partners (2)	4,718		2,855	7,573
Ischus	1,333		−	1,333
Other company-sponsored partnerships	89		37	126
	$9,845		$2,892	$12,737

	As of June 30, 2011
	Institutional and Individual Investors	RSO		Total by Type

Trapeza	$3,971	$	−	$3,971
Apidos (2)	2,717		2,720	5,437
Ischus	1,679		−	1,679
Other company-sponsored partnerships	86		27	113
	$8,453		$2,747	$11,200

(Back to Index)

(Back to Index)

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management”.

(2)	In April 2012, we sold 100% of Apidos to CVC and retained a 33% interest in CVC Credit Partners, which manages the former Apidos portfolio as well as the portfolio contributed by CVC.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

●
Collateral management fees − we receive fees for managing the assets held by CDO issuers we have sponsored, including subordinate and incentive fees.  These fees vary by CDO issuer, with our annual fees ranging between 0.05% and 0.50% of the aggregate principal balance of the eligible collateral owned by the CDO issuers.  CDO indentures require that certain overcollateralization test ratios, or O/C ratios, be maintained.  O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given CDO issuer.  Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios.  If specified O/C ratios are not met by a CDO issuer, subordinate or incentive management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal balances on the CDO notes, typically in order of seniority.

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

Our financial fund management operations historically have depended upon our ability to sponsor CDO issuers and sell their CDOs.  During the past several years, the market for CDOs in the asset classes we manage has been extremely limited.  In October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. In July 2012, CVC Credit Partners closed its first CLO, Apidos CLO IX; however, we cannot predict whether we and/or our joint venture will be able to sponsor other CLOs and CDOs in the future.

CVC Credit Partners

Through CVC Credit Partners, we sponsored, structured and/or currently manage 20 CDO issuers for institutional and individual investors and RSO.  These joint venture issuers, accounts and fund hold approximately $7.6 billion in U.S. and European bank loans and corporate bonds at June 2012, of which $2.9 billion are managed on behalf of RSO through nine CDO issuers.

Under our former Apidos business, we derived revenues through base and subordinate management fees.  Base management fees varied by CDO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CDO issuers).  Subordinate management fees, which also varied by CDO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CDO issuers), were subordinated to debt service payments on the CDOs.  Though we were entitled to receive incentive management fees, which were also subordinate to debt service payments, we did not receive any such fees in fiscal 2011 or for the nine months ended June 30, 2012.

As a result of the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of the Apidos business in our consolidated results, and instead record our 33% equity interests in the operations of CVC Credit Partners.

Trapeza

In our Trapeza operations, we sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.7 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.

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

Company-Sponsored Partnerships

We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $61.7 million of investments in financial institutions.  We derive revenues from these operations through annual management fees, based on 2.0% of equity.  We also have invested as a general and limited partner in these partnerships.  We may receive a carried interest of up to 20% upon meeting specific investor return rates.

Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $26.9 million in bank loans, high yield bonds and uninvested capital. The partnership pays its manager quarterly in-advance base management fees of 1.5%, and annual incentive management fees calculated at 20% of the partnership’s annual net profits, subject to a loss carryforward provision and an investor hurdle rate.   In connection with the sale of Apidos in April 2012, we will no longer earn management and incentive fees from the partnership, but will continue to earn fee revenues through our 33% joint venture.  Our general partner interest in the partnership was sold to CVC for approximately $250,000, while retaining our limited partner interest.

Ischus

We sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $1.3 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.

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

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Fund management fees	$1,295	$3,925	$8,810	$11,880
RSO management fees	778	497	4,453	4,086
Introductory agent fees	260	819	980	4,336
Earnings from unconsolidated CDOs	195	180	604	769
Earnings from CVC Credit Partners	192	−	192	−
Earnings from trading securities	178	−	178	−
Other	(21)	6	−	12
	2,877	5,427	15,217	21,083

Limited and general partner interestsFair value adjustments	114	(175)	657	111
	$2,991	$5,252	$15,874	$21,194
Costs and expenses:
General and administrative expenses	$2,994	$4,234	$13,177	$16,914

Introductory agent fees, recorded as of the trade date, vary by transaction and, accordingly, there may be significant variations in these revenues from period to period.

(Back to Index)

(Back to Index)

Revenues – Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Revenues decreased $2.3 million (43%) to $3.0 million for the three months ended June 30, 2012.  We attribute the decrease primarily to the following:

●	a $2.6 million decrease in fund management fees, primarily due to the following:

–	a $2.5 million decrease in CLO collateral management and partnership management fees as a result of the sale of the Apidos business;

–	an $85,000 increase in our share of expenses for TCM;

–	a $77,000 decrease in collateral management fees from our Ischus operations primarily due to defaulted securities; and

●
a $281,000 increase in RSO management fees primarily due to a $722,000 increase in incentive management fees earned by Resource Capital Markets for managing a trading portfolio on behalf of RSO.  This increase was partially offset by a $275,000 decrease in base management fees and a $166,000 decrease in incentive management fees earned, due to the sale of Apidos;

●
a $559,000 decrease in introductory agent fees as a result of fees earned in connection with 15 structured security transactions with an average fee of $17,000 for the three months ended June 30, 2012 as compared to 37 structured security transactions with an average fee of $22,000 for the prior year period;

●	a $192,000 increase representing our 33% equity interests in the earnings of CVC Credit Partners for 74 days;

●	a $178,000 net increase in unrealized gains and interest recorded on trading securities purchased during the three months ended June 30, 2012; and

●
a $289,000 increase in our share of unrealized fair value adjustments recorded related to our limited and general partner interests held in unconsolidated company-sponsored partnerships, which may vary significantly quarter to quarter.

Revenues – Nine Months Ended June 30, 2012 as Compared to the Nine Months Ended June 30, 2011

Revenues decreased $5.3 million (25%) to $15.9 million for the nine months ended June 30, 2012.  We attribute the decrease primarily to the following:

●	a $3.1 million decrease in fund management fees, principally from the following:

–	a $2.8 million decrease in CLO collateral management fees, partnership management fees, and other advisory fees as a result of the sale of the Apidos business; and

–	a $260,000 decrease in collateral management fees from our Ischus operations primarily due to defaulted securities.

●
a $367,000 increase in RSO management fees primarily due to $444,000 in incentive management fees earned by Resource Capital Markets for managing a trading portfolio on behalf of RSO.  This increase was partially offset by a $57,000 decrease in base management fees and a $16,000 decrease in incentive management fees earned due to the sale of Apidos;

●
a $3.4 million decrease in introductory agent fees as a result of fees earned in connection with 50 structured security transactions with an average fee of $19,000 for the nine months ended June, 2012 as compared to 115 structured security transactions with an average fee of $38,000 for the prior year period;

●
a $165,000 net decrease in earnings from four unconsolidated CDO issuers invested in bank loans we previously sponsored and managed, primarily resulting from the sale of our equity interest in one of our European CLOs in December 2010;

●	a $192,000 increase representing our 33% equity interests in the earnings of CVC Credit Partners for 74 days;

●	a $178,000 net increase in unrealized gains and interest recorded on trading securities purchased during the three months ended June 30, 2012; and

●
a $546,000 increase in our share of unrealized fair value adjustments recorded related to our limited and general partner interests held in unconsolidated company-sponsored partnerships, which may vary significantly period to period.

(Back to Index)

(Back to Index)

Costs and Expenses – Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Costs and expenses of our financial fund management operations decreased $1.2 million (29%) for the three months ended June 30, 2012.  This decrease was primarily the result of a $1.5 million decrease in compensation due to the reduced number of employees in connection with the sale of Apidos, and a $272,000 decrease in commissions on structured security transactions due to reduced activity.  These decreases were partially offset by a $707,000 increase in profit-sharing relating to portfolio management activities conducted by Resource Capital Markets for RSO.

Costs and Expenses – Nine Months Ended June 30, 2012 as Compared to the Nine Months Ended June 30, 2011

Costs and expenses of our financial fund management operations decreased $3.7 million (22%) for the nine months ended June 30, 2012.  This decrease was primarily the result of a $2.1 million decrease in compensation due to a reduced number of employees in connection with the sale of Apidos, and a $1.7 million decrease in commissions on structured security transactions due to reduced activity.  These decreases were partially offset by a $110,000 increase in profit-sharing relating to portfolio management activities conducted by Resource Capital Markets for RSO.

Results of Operations: Commercial Finance

At June 30, 2012, the commercial finance assets we managed through our unconsolidated joint venture decreased by $101.0 million to $528.0 million as compared to $629.0 million at June 30, 2011.  This decrease reflects a $238.0 million reduction in assets we managed for our four investment entities due to the natural runoff of the lease portfolios, which was partially offset by an increase in the LEAF portfolio.  As of June 30, 2012, LEAF managed approximately 58,000 leases and loans for itself and our investment entities, with an average original finance value of $25,000 and an average term of 58 months as compared to approximately 69,000 leases and loans with an average original finance value of $25,000 and an average term of 57 months as of June 30, 2011.

The following table sets forth information related to commercial finance assets managed (1) (in millions):

	As of June 30,
	2012	2011
LEAF	$307	$165
Commercial finance investment entities	219	457
Other	2	7
	$528	$629

(1)	For information on how we calculate assets under management, see the table and related notes at the end of “Assets under Management,” above.

We consolidated the operating results of LEAF through November 16, 2011 and have recorded our equity interest in the losses of LEAF for the remainder of the nine months ended June 30, 2012.  We continue to consolidate the operating results of LEAF Financial.  The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011		2012	2011
Revenues: (1)
Equity in losses of LEAF	$(2)	$	−	$(1,720)	$	−
Equity in losses of commercial finance investment entities	(128)		(326)	(365)		(575)
Finance revenues	−		5,960	3,767		12,049
Fund management fees	−		−	−		505
Other	2		830	369		2,438
	$(128)		$6,464	$2,051		$14,417

Costs and expenses:
Wage and benefit costs	$58		$3,395	$1,982		$8,508
Other costs and expenses	60		1,148	981		4,662
Deferred initial direct costs and expenses	−		(834)	(652)		(1,495)
	$118		$3,709	$2,311		$11,675

(1)
Total revenues include RSO servicing and origination fees of $0 and $144,000 for the three and nine months ended June 30, 2011.  There were no RSO fees earned during the three and nine months ended June 30, 2012.

(Back to Index)

(Back to Index)

Revenues & Expenses – Three and Nine Months Ended June 30, 2012 as Compared to the Three and
Nine Months Ended June 30, 2011

Due to the deconsolidation of LEAF, we ceased to reflect LEAF’s revenues and expenses after November 2011 with our consolidated results.  Instead, we record our interests in LEAF’s operations on the equity basis of accounting.  During the nine months ended June 30, 2012, our share of LEAF’s losses have reduced our investment to zero such that we will not reflect any future losses of LEAF.  However, we will continue to record our share of any charges that may be recorded in LEAF’s accumulated other comprehensive income relating to hedging activities.

Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  Accordingly, we waived $1.1 million and $3.8 million of fund management fees from these entities for the three and nine months ended June 30, 2012, respectively.  For the three and nine months ended June 30, 2011, we waived fees totaling $1.9 million and $6.4 million, respectively.

Results of Operations: Other Costs and Expenses

General and Administrative Expenses

General and administrative expenses declined by $47,000 (2%) and $697,000 (8%) during the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011.  The decrease for the nine months ended June 30, 2012 is principally related to reduced professional fees, primarily accounting, auditing and legal services.

Restructuring Expenses

We recorded a $365,000 charge for restructuring during the nine months ended June 30, 2012 consisting of severance and benefits for terminated employees.  The decrease in staffing levels reflects our decreased ownership percentage as a result of the sale of Apidos and the recapitalization of LEAF.

Provision for Credit Losses

The following table reflects the provision for credit losses reported by operating segment and by category of financing receivable (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commercial finance:
Receivables from managed entities	$5,650	$2,380	$10,510	$5,956
Leases, loans and future payment card receivables	(4)	314	141	974
Real estate:
Receivables from managed entities	61	782	249	871
Rent receivables	(9)	−	10	−
	$5,698	$3,476	$10,910	$7,801

We have estimated, based on projected cash flows, that three of the commercial finance funds and two of the real estate partnerships that we sponsored and manage will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $5.7 million and $10.8 million for the three and nine months ended June 30, 2012, respectively, as compared to $3.2 million and $6.8 million recorded for the three and nine months ended June 30, 2011, respectively.

(Back to Index)

(Back to Index)

Depreciation and Amortization

Due to the November 2011 deconsolidation of LEAF, depreciation expense has declined for the three and nine months ended June 30, 2012 as compared to the prior year periods.  The following table reflects the depreciation reported by LEAF as compared to our other operating segments (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012		2011	2012	2011

LEAF	$	−	$2,696	$1,556	$5,731
Other operating segments		528	463	1,568	1,474
Total depreciation expense		$528	$3,159	$3,124	$7,205

Interest Expense

As a result of the deconsolidation of LEAF and a reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the three and nine months ended June 30, 2012 declined by $3.7 million (87%) and $6.6 million (61%) as compared to the three and nine months ended June 30, 2011.  The following table reflects interest expense (exclusive of intercompany interest charges) as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Corporate	$358	$1,433	$1,822	$4,301
Real estate	213	265	641	812
Commercial finance	7	2,578	1,734	5,699
	$578	$4,276	$4,197	$10,812

Facility utilization, our outstanding Senior Notes (in millions) and the corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended					Nine Months Ended
	June 30,					June 30,
	2012			2011		2012		2011

Corporate – secured credit facilities and term note:
Average borrowings		$4.0			$11.9		$5.2	$12.8
Average interest rates		6.0%			6.0%		6.0%	6.6%

Corporate – Senior Notes:
Average borrowings		$10.0			$18.8		$11.9	$18.8
Average interest rates		9.0%			12.0%		10.0%	12.0%

Commercial finance – secured credit facility (1):
Average borrowings	$	−			$58.2		$68.8	$26.0
Average interest rates		−	%		4.0%		4.2%	4.0%

Commercial finance – terminated bridge loan (1):
Average borrowings	$	−		$	−	$	−	$11.7
Average interest rates		−	%		− %		− %	6.7%

Commercial finance – term securitization (1):
Average borrowings	$	−			$84.6		$112.8	$57.7
Average interest rates		−	%		5.2%		4.2%	5.4%

(1)
The amounts presented for commercial finance for the nine months ended June 30, 2012 reflect amounts incurred during the period from October 1 to November 16, 2011.  Subsequently, these facilities have been deconsolidated from our consolidated financial statements.

(Back to Index)

(Back to Index)

Gain on the Deconsolidation and Sale of Subsidiaries

Gain on Deconsolidation of LEAF.  In November 2011, we obtained an additional investment in LEAF by a third-party private investment firm.  Accordingly, we determined that we no longer control LEAF and, effective with that investment, we have deconsolidated it for financial reporting purposes.  As a result of that transaction, our equity interest in LEAF is 15.7% on a fully diluted basis.  We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero.  In addition, based on a third-party valuation, our investment in LEAF was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  Accordingly, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.

Gain on Sale of Apidos.  On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos  to CVC and recorded a net gain on the sale of $54.7 million.  Our investment in CVC Credit Partners was valued at $28.6 million based on a third-party valuation.  The valuation utilized several approaches, including the implied transaction, dividend discount model, discounted cash flow analysis, and guideline public company. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions.  We are also entitled to receive incentive management fees from the legacy Apidos portfolios which were valued at $6.8 million based on the present value of the discounted projected cash flows of the legacy Apidos incentive management fees.

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

Gain on Extinguishment of Servicing and Repurchase Liabilities

In conjunction with the formation of LEAF in January 2011, we reversed the servicing and repurchase liabilities recorded in fiscal 2010 related to certain lease and loan sales to RSO, recognizing a gain of $4.4 million for the nine months ended June 30, 2011.

Gain (Loss) on Investment Securities, Net

During the nine months ended June 30, 2012, we sold 33,509 shares of The Bancorp, Inc., or TBBK, common stock and recognized a gain $22,000.  During the three and nine months ended June 30, 2011, we sold 20,400 and 65,125 shares of TBBK and recognized gains of $57,000 and $153,000, respectively.  In December 2010, we received proceeds of $2.9 million from the sale of our equity investment in REM I and recognized a $1.5 million loss on the sale.

Net Other-Than-Temporary Impairment Charges on Investment Securities Recognized in Earnings

We recorded a $74,000 other-than-temporary impairment charge for one of our investments in CDOs, primarily invested in bank loans, during the nine months ended June 30, 2012.  There were no such impairment charge during the three months ended June 30, 2012 or for the three and nine months ended June 30, 2011.

(Back to Index)

(Back to Index)

Other Income, Net

Other income, net, decreased by $334,000 (48%) and $439,000 (22%) during the three and nine months ended June 30, 2012, respectively, to $362,000 and $1.5 million, respectively, as compared to the three and nine months ended June 30, 2011.  Foreign currency losses were $17,000 and $96,000 for the three and nine months ended June 30, 2012, a decrease of $124,000 and $459,000 as compared to the foreign currency gains of $107,000 and $363,000 in the prior year periods, primarily reflecting decreased revenues resulting from the sale of our management contract for a European CDO issuer and, to a lesser extent, the negative impact of changes in currency exchange rates.  During the three and nine months ended June 30, 2011, we recorded unrealized gains of $19,000 and $220,000, respectively, on the change in the fair value of TBBK common stock held in a retirement account for our former Chief Executive Officer.  There was no similar activity in the current year due to the sale of these securities.  Dividend income from RSO declined by $102,000 and $189,000 for the three and nine months ended June 30, 2012, respectively, due to a $0.05 per share decrease in the dividend rate as compared to the prior year.

Income Taxes

Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was 38% for the three month and nine months ended June 30, 2012 as compared to 57% and 38% for the three and nine months ended June 30, 2011. The change in the income tax rate primarily relates to the lesser impact of permanent items relative to the projected pre-tax income for fiscal 2012.  Our effective income tax rate without discrete tax items would have been 37% for the three and nine months ended June 30, 2012.

Currently, we project our effective tax rate to be between 36% and 39% for the remainder of fiscal 2012. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

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

Net Loss (Income) Attributable to Noncontrolling Interests

We record third-party interests in our earnings as amounts attributable to noncontrolling interests.  Included in commercial finance are noncontrolling interests in LEAF for the period prior to its deconsolidation.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012		2011	2012	2011
Commercial finance – RSO investment in LEAF preferred stock (1)	$	−	$(1,016)	$(571)	$(1,812)
Commercial finance – management restricted stock, net of tax of $0, $235, $130 and $778 (2)		−	540	218	1,616
Real estate – outside interest in our hotel property (3)		(45)	(27)	(31)	35
		$(45)	$(503)	$(384)	$(161)

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

(2)
Senior commercial finance executives held a 13.9% interest in LEAF Financial as of December 31, 2010, which in January 2011 was exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis assuming the exercise of warrants outstanding for the purchase of LEAF common stock). As a result of the deconsolidation of LEAF, we no longer record this noncontrolling interest.

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

(Back to Index)

(Back to Index)

At June 30, 2012, our liquidity was comprised of the following primary sources:

●	cash on hand of $19.7 million, inclusive of the proceeds from the sale of Apidos;

●	the cash generated from the disposition of non-core assets;

●	$10.5 million of availability under our two corporate credit facilities; and

●	cash generated from operations.

Our consolidated balance sheet liquidity has improved as of June 30, 2012 due principally to the disposition of non-core assets and the refinancing and repayment of our debt.  We also completed the recapitalization of LEAF, including the $50.0 million growth equity investment by a third-party private investment firm.  The resulting deconsolidation of LEAF eliminated $202.5 million of borrowings from our balance sheet.

In April 2012, in connection with the sale of our equity interests in Apidos, we received $25.0 million in cash before costs and expenses, as well as a 33% continuing interest in the newly-formed joint venture.

Disposition of Non-core Assets.  Our legacy portfolio at June 30, 2012 consisted of one loan and five property interests.  To the extent we are able to dispose of these assets, we will obtain additional liquidity.  The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions.  We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.

Refinancing and paydown of our debt.  In addition to the elimination of LEAF’s debt on deconsolidation, we repaid $8.7 million of outstanding borrowings under the TD Bank facility and redeemed $8.8 million of our Senior Notes.  In November 2011, we extended the maturity of our TD facility from August 2012 to August 2013 and modified the remaining $10.0 million of our Senior Notes to reduce the interest rate to 9% and extend the maturity to October 2013.  We also amended our Republic Bank facility to extend the maturity of that facility to December 1, 2013.

As of June 30, 2012, our total borrowings outstanding of $22.6 million included $10.0 million of Senior Notes, $10.6 million of mortgage debt secured by the underlying property and $2.0 million of other debt.

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

(Back to Index)

(Back to Index)

Contractual Obligations and Other Commercial Commitments

The following tables summarize our contractual obligations and other commercial commitments at June 30, 2012 (in thousands):
		Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Non-recourse to RAI:
Mortgage – hotel property (1)	$10,574	$180	$394	$446	$9,554

Recourse to RAI:
Other debt (1)	11,677	−	11,677	−	−
Capital lease obligations (1)	366	254	112	−	−
	12,043	254	11,789	−	−

Operating lease obligations	10,406	1,816	2,757	2,642	3,191
Other long-term liabilities	10,143	2,448	1,783	1,503	4,409

Total contractual obligations	$43,166	$4,698	$16,723	$4,591	$17,154

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2012, as follows: less than 1 year: $1.7 million; 1-3 years:  $1.8 million; 4-5 years:  $1.3 million; and after 5 years: $2.5 million.

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

Limited Loan Guarantee.  We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants.  The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II).  If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment.  Under certain circumstances, the lender will also discount their loans by approximately $250,000 for LEAF I and $$347,500 for LEAF II.  Management has determined that based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships’ outstanding loan balances; and, accordingly, we have not recorded any future liability under the guarantee.

Broker-Dealer Capital Requirement.  Resource Securities, Inc. (formerly Chadwick Securities, Inc.), our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of June 30, 2012 and September 30, 2011, respectively.  As of June 30, 2012 and September 30, 2011, Resource Securities’ net capital was $222,000 and $254,000, respectively, which exceeded the minimum requirements by $122,000 and $154,000, respectively.

(Back to Index)

(Back to Index)

Clawback Liability. Two of the Trapeza entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability.  The remaining clawback liability was $1.2 million at June 30, 2012 and September 30, 2011.

Legal Proceedings.  In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants, consisting of investment banks, rating agencies, collateral managers, including TCM, and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc.  TCM and the Trapeza CDO issuers are collectively referred to as Trapeza.  The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment.  First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza), fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations.  Specifically, with respect to Trapeza, First Community alleges that it purchased $20 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan.  The Court dismissed this matter in June 2012.  First Community filed a Notice of Appeal in July 2012.

Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, we are committed to invest 1% of the equity raised to a maximum amount of $2.5 million.  This commitment has been reduced to $1.3 million as of June 30, 2012 for funds already invested to date.

In July 2011, we entered into an agreement with one of the tenant-in-common programs we sponsored and manage.  This agreement requires us to fund up to $1.9 million, principally for capital improvements, for the underlying property over the next two years.  As of June 30, 2012, we have advanced funds totaling $1.4 million.

The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.

General Corporate Commitments.  We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

As of June 30, 2012, except for the clawback liability recorded for the two Trapeza entities, real estate commitments, and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

The following analyzes the potential impact of a hypothetical change in interest rates as of June 30, 2012.  Our analysis does not consider other possible effects that could impact our business.

At June 30, 2012, we have two secured revolving credit facilities for general business use.  Weighted average borrowings on these facilities were $4.9 million for the nine months ended June 30, 2012 at an interest rate of 6.0% on outstanding borrowings.  A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $30,000.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1
Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. Sales and Purchase Agreement, dated December 29, 2011.  Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K.  A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request. (10)

3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Note Purchase Agreement (including the form of Senior Note and form of Warrant). (2)
10.1(a)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (5)
10.1(b)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (7)
10.1(c)
Second Amendment to the Amended and Restated Loan and Security Agreement and Joinder to Loan Documents, dated as of February 15, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors set forth therein. (11)

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (3)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.7(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (6)
10.7(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.8	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.9	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011 (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Stock Purchase Agreement by and among LEAF Commercial Capital, Inc., LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp., Resource America, Inc. and the Purchasers named therein, dated November 16, 2011. (10)

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
99.3	LEAF Commercial Capital, Inc. Stockholders’ Agreement, dated November 16, 2011. (10)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.
(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.
(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(Back to Index)

(Back to Index)

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

Date: August 8, 2012	By: /s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

Date: August 8, 2012	By: /s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer