Form 10-K
period 2012-09-30
RESOURCE AMERICA, INC.
filed 2012-12-14
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
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
(215) 546-5005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.01 per share	NASDAQ Global Select Market
Title of class	Name of exchange on which registered
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2012) was approximately $88,286,000.
The number of outstanding shares of the registrant’s common stock on December 3, 2012 was 19,978,423 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Commission in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

Back to Index

Back to Index

PART I

ITEM 1.	BUSINESS.

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors.” These risks and uncertainties could cause actual results and financial position to differ materially from those anticipated in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law. We make references to the fiscal years ended September 30, 2012, 2011 and 2010 as fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
General
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of September 30, 2012, we managed $14.9 billion of assets.
We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise. We believe this strategy enhances the return on investment we can achieve for our funds. In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential). In our financial fund management operations, we concentrate on bank loans, trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, and asset backed securities, or ABS.
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
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of issuers of collateralized loan and debt obligations, or CDOs and CLOs. In October 2011, on behalf of Resource Capital Corp., or RSO, and third-party investors, we closed Apidos CLO VIII (par value of $350.0 million).
In April 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our former CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received $25.0 million in cash before transaction costs and 33% partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC. Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale.
In July 2012, through our new joint venture, we closed Apidos CLO IX (par value of $409.8 million) and in November 2012, Apidos CLO X (par value of $450.0 million).

Back to Index

Back to Index

Our commercial finance operations underwent significant restructuring and recapitalization during fiscal 2011 and the first quarter of fiscal 2012. These transactions provided substantial amounts of equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF, a joint venture between us, RSO and Guggenheim Securities LLC. Our subsidiary, LEAF Financial Corporation, or LEAF Financial, retained the leasing partnership management operations. As a result of the additional capital contribution in November 2011 by Eos Partners, L.P., a private investment firm, and its affiliates, our equity interest in LEAF was reduced to 15.7% on a fully diluted basis (which was further adjusted to 14.9%), and we have deconsolidated LEAF from our financial statements as of November 16, 2011. We recorded an $8.7 million gain on the deconsolidation of LEAF, inclusive of a $1.7 million remeasurement gain to reflect our investment in LEAF at fair value during our first fiscal quarter ended December 31, 2011. Due to the deconsolidation of LEAF, we have decreased our total assets at September 30, 2012 by $227.9 million and our outstanding borrowings by $184.7 million from the corresponding balances reported at September 30, 2011. We currently account for our interests in LEAF as an equity method investment. From November 16, 2011 to March 31, 2012, the equity losses we recorded from LEAF reduced our investment to zero as of March 31, 2012. In addition, we have recorded provisions for credit losses of $16.8 million during the fiscal year ended September 30, 2012 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
Assets Under Management
As of September 30, 2012 and 2011, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	September 30, 2012				September 30, 2011
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$4,856	$2,799	$—	$7,655	$5,518
Trust preferred securities (1)	3,642	—	—	3,642	3,890
Asset-backed securities (1)	1,263	—	—	1,263	1,576
Mortgage and other real estate-related loans (2)	17	917	3	937	861
Real properties (2)	688	92	18	798	756
Commercial finance assets (3)	520	—	—	520	585
Private equity and other assets (1)	90	15	—	105	118
	$11,076	$3,823	$21	$14,920	$13,304

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of our commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the financed equipment and leases and loans.

Back to Index

Back to Index

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2012 (1)
Financial fund management	43	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	45	26	6	10
As of September 30, 2011 (1)
Financial fund management	37	13	—	1
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	39	25	6	8

(1)	All of our operating segments manage assets on behalf of RSO.
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

Discounted Real Estate Operations. RRE Opportunity REIT is acquiring a diversified portfolio of U.S. commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage, including properties that may benefit from extensive renovations intended to increase their long-term values. Through September 30, 2012, RRE Opportunity REIT raised an aggregate of $168.1 million through its public and private offerings, the proceeds from which have been used to acquire three properties and ten real estate loans (of which six were foreclosed and a discounted settlement payment was received on another loan).
In May 2008, we entered into a joint venture, structured as a credit facility, with an institutional investor, that makes available up to $500.0 million to finance the acquisition of distressed properties and mortgage loans and that has the objective of repositioning both the directly owned properties and the properties underlying the mortgage loans to enhance their value.  In December 2009, we sold our interest in the joint venture to RSO at its book value, while retaining management of the assets and continue to receive fees in connection with the acquisition, investment management and disposition of new assets acquired. Through September 30, 2012, the joint venture had acquired 21 assets for an aggregate of $159.4 million, of which 12 have been sold.
We record quarterly asset management fees from our joint ventures with an institutional partner which range from 0.83% to 1% of the gross funds invested in distressed real estate loans and assets. We recognize these fees monthly.
Real Estate Investment Entities. Since 2003, we have sponsored and manage 19 real estate investment entities (two of which have since been merged into a single entity and excluding the two real estate CDOs we sponsored and manage for RSO) having raised a total of $319.3 million in investor funds. Through September 30, 2012, these entities have acquired interests in 43 multifamily apartment complexes comprising 11,042 units at a combined acquisition cost of $592.5 million, including interests owned by third-parties and excluding properties sold.

Back to Index

Back to Index

We receive acquisition and debt placement fees from the investment entities in their acquisition stage. These fees, in the aggregate, have ranged from 1% to 2% of the net purchase price of properties acquired and 0.5% to 1.75% of the debt financing in the case of debt placement fees. In addition, we receive debt origination fees which range from 0.5% to 5.0% on the purchase price of real estate debt investments acquired on behalf of real estate investment entities. In their operational stage, we receive property management fees of 4.5% to 5% of gross revenues.
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
Resource Capital Corp. As of September 30, 2012, our real estate operations managed approximately $1.0 billion of commercial real estate assets, including $887.6 million held in CDOs we sponsored in which RSO holds the equity interests and $92.0 million of property interests on behalf of RSO. We discuss RSO in more detail in “− Resource Capital Corp.,” below.
Resource Residential. Our internal property management division, Resource Real Estate Management, Inc., or Resource Residential, has provided us with a source of stable revenues for our real estate operations. Furthermore, we believe that having direct management control over the properties in our investment programs has not only enabled us to enhance their profitability, but also provides us with a competitive edge in marketing our funds by distinguishing us from other sponsors of real estate investment funds. As of September 30, 2012, our property management division manages, on behalf of our funds, 42 multifamily properties in 10 states, 18 distressed/value-added properties in 10 states and one commercial property. In total, Resource Residential manages 61 properties in 16 states.
Legacy Portfolio of Loan and Property Interests. Between fiscal 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties. Since 1999, management has focused on resolving and disposing of these assets. At September 30, 2012, the remaining legacy portfolio consisted of one loan, with a book value of $727,000, and five property interests, with an aggregate book value of $16.9 million. During fiscal 2012, we impaired the legacy loan by $89,000 and in November 2012, the property underlying the loan was sold at its approximate book value.
Financial Fund Management
General. We conduct our financial fund management operations primarily through six separate operating entities:

•
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers, managed accounts and a credit opportunities fund. Prior to April 17, 2012, we conducted these operations through our Apidos business;

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

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, Inc., or Resource Securities (formerly Chadwick Securities, Inc.), acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

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

Back to Index

Back to Index

We describe the management fees we receive from RSO in “− Resource Capital Corp” below. For the Apidos CLO issuers we sponsored and now manage through our joint venture, CVC Credit Partners, fees are paid to the joint venture in which we are a 33% partner. Base management fees generally are a fixed percentage of the aggregate principal balance of eligible collateral held by the CDO. The base management fees range from 0.01% to 0.25% of a managed CDO's assets. Subordinated management fees are also a percentage of the aggregate principal balance of eligible collateral held by the CDO, and range from 0.04% to 0.40%, but typically are subordinated to debt service payments on the CDOs. The management fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CDO issuer. Prior to April 2012, we earned these fees directly and subsequently, we have an equity interest in these fees through our joint venture.
Additionally, we record fees for managing the assets held by the partnerships we have sponsored and for managing their general operations. These fees, which vary by limited partnership, range between 0.75% and 2.00% of the partnership capital balance.
As of September 30, 2012, our financial fund management operations and our joint venture partner have sponsored and/or manage 43 CDO issuers (eight of which we manage on behalf of RSO) holding approximately $12.6 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CDO Issuers	Assets Under Management (1)
			(in millions)
Trapeza (2)(3)	Trust preferred securities	13	$3,642
Apidos	Bank loans	21	7,650
Ischus (2)	RMBS/CMBS/ABS	9	1,263
		43	$12,555

(1)	Calculated as set forth in “Assets Under Management,” above.

(2)	We also own a 50% interest in the general partners of the limited partnerships that own a portion of the equity interests in each of five Trapeza CDO issuers.

(3)	Through Trapeza, we own a 50% interest in an entity that manages 11 of the Trapeza CDO issuers and a 33.33% interest in another entity that manages two of the Trapeza CDO issuers.
Resource Capital Corp. As of September 30, 2012, our financial fund management operations manage $2.8 billion of bank loans on behalf of RSO that are in Apidos CLOs (of which RSO holds the equity interests in four of the CLOs). We discuss RSO in more detail in “ − Resource Capital Corp.,” below.
Company-Sponsored Partnerships. We sponsored, structured and currently manage seven investment entities for individual and institutional investors, which invest in banks and other financial institutions. At September 30, 2012, these partnerships held $62.0 million of assets.
Resource Capital Corp.
RSO, a publicly-traded REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets. At September 30, 2012, we owned 2.6 million shares of RSO common stock, or approximately 2.7% of RSO's outstanding common stock, and held options to acquire 2,166 shares (at an exercise price of $15.00 per share, which expire in March 2015).
We manage RSO through RCM. At September 30, 2012, we managed a total of $3.8 billion of assets on behalf of RSO. Under our management agreement with RSO, RCM receives a base management fee, incentive compensation, property management fees and a reimbursement for out-of-pocket expenses. The base management fee is 1/12th of 1.50% of RSO's equity per month. The management agreement defines “equity” as essentially shareholders' equity, subject to adjustment for non-cash equity-based compensation expense and non-recurring charges to which the parties agree. The incentive compensation is 25% of (i) the amount by which RSO's adjusted operating earnings (as defined in the agreement) of RSO (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (ii) an amount equal to (a) the weighted average of the price per share of RSO's common shares in the initial offering by RSO and the prices per share of the common shares in any subsequent offerings of RSO, in each case at the time of issuance thereof, multiplied by (b) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted (i) to exclude events pursuant to changes in accounting principles generally accepted in the United States, or U.S. GAAP, or the application of U.S.

Back to Index

Back to Index

GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RSO and the approval of a majority of RSO's directors in the case of non-recurring or unusual transactions or events and (ii) by deducting any fees paid directly by RSO to our employees, agents and/or affiliates with respect to profits earned by a taxable REIT subsidiary of RSO (calculated as if such fees were payable quarterly) not previously used to offset incentive compensation. RCM receives at least 25% of its incentive compensation in additional shares of RSO common stock and has the option to receive more of its incentive compensation in stock under the management agreement.
Beginning in February 2011, we entered into a services agreement with RSO to provide subadvisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans whose management contracts RSO had acquired. In connection with the services provided, RSO will pay Apidos-CVC 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.
Under a fee agreement, in connection with the April 2012 sale of Apidos, which we thereafter refer to as Apidos-CVC, we must pay a portion of the base management fee we receive from RSO to Apidos-CVC based on the equity owned by RSO in four Apidos deals multiplied by 1.5% and approximately 17% of any incentive compensation we receive from RSO to Apidos-CVC, excluding non-recurring items unrelated to Apidos-CVC.
Prior to the formation of LEAF, we also received an acquisition fee of 1% of the carrying value of the commercial finance assets we sold to RSO.
In March 2012, we entered into an amendment to our management agreement with RSO in order to provide RSO with a sufficient number of accounting professionals dedicated to RSO's operations. RSO's Board of Directors reviews and approves the number of accounting professionals and amounts charged for them by us. In conjunction with the preferred stock offering by RSO, the management agreement was further amended on June 14, 2012 to include the RSO preferred shares in addition to its common shares for purposes of calculating our management fees.
For fiscal 2012, the management, incentive, servicing and acquisition fees we received from RSO across all of our operating segments were $16.5 million, or 26% of our consolidated revenues.
Commercial Finance
General. In January 2011, we formed LEAF to conduct our equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. LEAF Financial retained the management of our four equipment leasing partnerships, which are sub-serviced by LEAF. As a result of the equity and debt financing obtained in connection with LEAF's formation and the additional equity and debt financing obtained in November 2011 (after the end of our 2011 fiscal year), we have determined that we no longer control LEAF and, effective with that investment, have deconsolidated it for financial reporting purposes. We subsequently have accounted for our investment in LEAF under the equity method of accounting. See “Business- General”. We retained the management of the four leasing partnerships and a 14.9% (fully diluted) equity interest in LEAF.
As of September 30, 2012, we managed a $520.0 million commercial finance portfolio, of which $178.0 million was on behalf of the four investment entities we sponsored and whose management we have retained and sub-serviced to LEAF.
Credit Facilities and Notes
As of September 30, 2012, we had two corporate credit facilities, one with TD Bank and the other with Republic Bank.
TD Bank. As of September 30, 2012, we had no outstanding borrowings and availability of $7.0 million under the line of credit with TD Bank. The current interest rate on the line and term note is, based on our election, at either (i) the prime rate of interest plus 2.25% (with a floor of 6%) or (ii) London Interbank Offered Rate, or LIBOR, plus 3% (with a floor of 6%). In addition, we have a $503,000 letter of credit outstanding, which reduces our availability on the line of credit, and for which we are charged a 5.25% fee. On November 16, 2012, we extended the revolving credit facility maturity to December 31, 2014 and eliminated the 6% interest rate floor.
Borrowings on the credit facility and term note are secured by a first priority security interest in specified assets and guarantees by certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of The Bancorp, Inc., or TBBK (NASDAQ: TBBK), common stock, and (iii) the pledge of 1,935,337 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future management fees to be earned or (b) the maximum revolving credit facility amount. Weighted average borrowings for fiscal 2012 and 2011 were $3.7 million and $10.1 million, respectively, at a weighted average borrowing rate of 6.0% and 6.6% and an effective interest rate (inclusive of amortization of deferred issuance costs) of 12.0% and 10.5%, respectively.

Back to Index

Back to Index

Republic First Bank (or Republic Bank). In February 2011, we entered into a $3.5 million revolving credit facility with Republic Bank. The facility bears interest at the prime rate of interest plus 1% (floor of 4.5%). The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania. Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; or (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account. In January 2012, we amended this facility to extend the maturity date and to add an unused annual facility fee equal to 0.25%. On October 26, 2012, we further amended the facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during fiscal 2012 or 2011. There was $3.5 million of availability as of September 30, 2012.
Senior Notes. In September and October 2009, we completed a private offering to certain senior executives and shareholders with the sale of $18.8 million of 12% senior notes due in September and October 2012, or the Senior Notes, with 5-year detachable warrants to purchase 3,690,195 shares (exercise price of $5.10 per share). The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009. The Senior Notes are unsecured, senior obligations and are junior to our existing and future secured indebtedness. We refinanced the Senior Notes in November 2011 through a partial redemption and modification. We redeemed $8.8 million of the existing notes for cash and modified $10.0 million of notes to a 9% interest rate and extended the maturity to October 2013.
Due to the November 2011 LEAF Transaction and resulting deconsolidation of LEAF, the following commercial finance credit facilities that were outstanding and reflected in our consolidated balance sheet as of September 30, 2011 are no longer included in our fiscal 2012 financial statements:

•	a $110.0 million secured revolving facility between Guggenheim and a wholly-owned subsidiary of LEAF;

•	a $10.0 million loan to LEAF by RSO ($6.9 million was outstanding as of September 30, 2011); and

•	$75.4 million of equipment contract-backed notes issued by a subsidiary of LEAF that provides financing for leases and loans.

Asset Sourcing
Real Estate. We maintain relationships with asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us. We maintain offices in Philadelphia, New York, Denver and El Segundo, California that provide us with a national platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets. We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on data generated by our $1.7 billion portfolio of assets under management.
Commercial Finance. All commercial finance sourcing has been the responsibility of LEAF. Although LEAF is no longer a consolidated subsidiary as of November 2011, LEAF Financial continues to manage our four leasing partnerships and utilize LEAF as sub-servicer.
Employees

	Total	Real Estate	Financial Fund Management (1)	Corporate/ Other	Commercial Finance (2)
September 30, 2012
Investment professionals	56	41	12	3	—
Other	63	18	12	33	—
	119	59	24	36	—
Property management	483	483	—	—	—
Total	602	542	24	36	—

September 30, 2011
Investment professionals	106	38	27	2	39
Other	221	18	12	39	152
	327	56	39	41	191
Property management	410	410	—	—	—
Total	737	466	39	41	191

(1)	Decrease due to our April 2012 deconsolidation of Apidos.

(2)	As a result of the November 2011 LEAF Transaction and deconsolidation of LEAF, we no longer have any commercial finance employees.

Back to Index

Back to Index

Operating Segments and Geographic Information
We provide operating segment and geographic information about foreign operations in Note 26 of the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” We provide additional narrative discussion of our operating segments in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our business as a specialized asset manager depends upon our ability to sponsor investment funds, raise sufficient equity capital and debt financing for these funds and to generate management fees by managing these funds and the assets they hold. If we are unable to raise capital or obtain financing through these funds, we will not be able to increase our assets under management and, accordingly, increase our revenues from management fees. Moreover, because many of our investment funds have limited terms, an inability to sponsor new investment funds could result in reduced assets under management and, accordingly, reduce our management fee revenues over time. Our ability to raise capital and obtain financing through these funds depends upon numerous factors, many of which are beyond our control, including:

•
existing capital markets conditions which may affect: interest rates, the availability of acquisition financing as well as the amount and cost of such financing, and the returns we are able to achieve on our investments; asset valuation and pricing; and our ability to refinance or exit and realize value from investments made for the funds;

•	market acceptance of the types of funds we sponsor and market perceptions about the types of assets which we seek to acquire for our funds;

•	the willingness or ability of investors to invest in long-term, relatively illiquid investments of the type we sponsor;

•	the performance of our existing funds relative to market performance generally and to the performance of similar types of funds;

•	the availability of qualified personnel to manage our funds; and

•	the availability of suitable investments on acceptable terms of the type we seek to acquire for our funds.
Under current market conditions, our ability to raise equity capital from both retail and institutional investors may not be at the same levels that we have achieved historically. While we have sought to counteract this decline by sponsorship of RRE Opportunity REIT and we have raised a total of $168.1 million as of September 30, 2012, it is unlikely that RRE Opportunity REIT will sell the maximum number of interests being offered.
Declines in the market values of our investments may reduce our earnings and the availability of credit.
We classify a material portion of our assets for accounting purposes as “available-for-sale.” As a result, changes in the market values of those assets are directly charged or credited to stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, such decline will reduce earnings. As a result of market conditions, the market value of many of our assets has declined and we have classified material amounts of these declines as other-than-temporary. We cannot assure you that there will not be further declines in the value of our assets, or that the declines will not be material, or that they will not be other-than-temporary.

Back to Index

Back to Index

A decline in the market value of our assets may also adversely affect us in instances where we have borrowed money based on the market value of those assets or seek new borrowings. If the market value of assets securing an existing loan declines, the lender may reduce availability (if the loan is a line of credit), require us to post additional collateral or require us to pay down the loan so that it meets specified loan to collateral value ratios. If we were unable to post the additional collateral, we could have to sell the assets under adverse market conditions which could result in losses and which could result in us failing our debt covenants. Moreover, a decline in asset values could limit our ability to obtain financing in the amounts we seek or require us to provide more collateral to secure proposed financing.
Market changes, including changes in interest rates, may reduce the value of our assets, our returns on these assets and our ability to generate and increase our management fee revenues.
Market changes, including changes in interest rates, will affect the market value of assets we hold for our own account and our returns from such assets. In general, as interest rates rise, the value of fixed-rate investments will decrease, while as interest rates fall, the return on variable rate assets will fall. In addition, changes in interest rates may affect the value and return on assets we manage for our investment funds, thereby affecting both our management fees from those funds (and, in particular, any performance-based or incentive fees; see "In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile") as well as our ability to sponsor additional investment funds, which, in turn, may affect our ability to generate and increase our management fee revenues.
Increases in interest rates will increase our operating costs.
As of September 30, 2012, we had two corporate credit facilities that were subject to variable interest rates. We may seek to obtain other credit facilities depending upon capital markets conditions. Any facilities that we may be able to obtain may also be at variable rates. As a result, increases in interest rates on such credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition was financed by these facilities, or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses. For a discussion of the effects of interest rate changes on our interest expense relating to our corporate credit facilities, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in this filing.
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
We typically participate in our investment funds along with our investors, and believe that our participation enhances our ability to raise capital from investors. We typically fund our participations through cash derived from operations or from financing. If our cash from operations is insufficient to fund our participation in future investment funds we sponsor, we may seek to obtain funding from capital markets which may be unavailable to us, or cause us to incur significant costs, which would impede our ability to raise funds from investors and, thus, our ability to maintain and increase the revenues we receive from fund management.
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

Back to Index

Back to Index

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
At September 30, 2012, our allowance for possible credit losses was $27.6 million on receivables from managed entities, primarily representing 46.2% of the book value of the receivables from our commercial finance and real estate managed funds. We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that any future provisions for credit losses that we may record will not be materially greater than those we have recorded to date. Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.
Many of our assets are illiquid, and we may not be able to divest them in response to changing economic, financial and investment conditions. In addition, significant portions of our assets are subject to transfer constraints.
Many of our assets do not have ready markets, or there are restrictions on our ability to divest of our investment. Moreover, we believe that whatever markets currently exist for many of these assets, particularly real estate and CDO interests, they are more limited than they previously had been due to recessionary conditions from 2007 to 2009 and low growth conditions thereafter. As a result, many of our portfolio assets are relatively illiquid investments. We may be unable to vary our portfolio in response to changing economic, financial and investment conditions or to sell our investments on acceptable terms should we desire or need to do so.
We are subject to substantial competition in all aspects of our business.
Our ability to sponsor investment funds depends upon our access to various distribution systems of national, regional and local securities firms, and our ability to locate and acquire appropriate assets for our investment funds. We are subject to substantial competition in each area, and in some cases, competition has caused price increases, which has reduced the discount at which many properties sell, making them less attractive from an investment standpoint. In the distribution area, our investment funds compete with those sponsored by other asset managers, which are being distributed through the same networks, as well as investments sponsored by the securities firms themselves; none of the distribution systems which we access has any obligation to sell any of the interests in our investment funds. While we have been successful in maintaining access to these distribution systems, we cannot assure you that we will continue to do so. If access to one or more of our distribution channels is limited or terminated, the number of funds we sponsor and assets we manage could be reduced, thereby impeding and possibly impairing our revenues and revenue growth.
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

Back to Index

Back to Index

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may be detrimental to our business.
We expect that the Dodd-Frank Act, which as of September 30, 2012 is still in the process of being implemented, will have a significant impact on the financial services industry, and may particularly impact us with respect to increased compliance costs, hedging activities, our broker-dealer operations and, possibly, our ability to obtain financing to increase our assets under management or revenues. Because much of the Dodd-Frank Act creates a framework through which regulatory reform will be promulgated, rather than providing regulatory reform itself, we cannot predict the magnitude of the effect that the Dodd-Frank Act will ultimately have on us.
Failure to maintain adequate infrastructure could impede our productivity and growth.
Our infrastructure, including our technological capacity and office space, is important to our ability to conduct our operations. Failure to maintain an adequate infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could cause our earnings or stock price to decline.
Furthermore, we are highly dependent on various software applications, technologies and other systems for our business to function properly and to safeguard confidential information; any significant limitation, failure or security breach of these systems could constrain our operations. We utilize software and related technologies throughout our business to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Although we take protective measures, including measures to effectively secure information through system security technology and established and tested business continuity plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third-party, to efficiently address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, harm to our reputation, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.
In addition, we could be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Although we take protective measures, our systems could still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Such disclosure could, among other things, allow competitors access to our proprietary business information and require significant time and expense to investigate and remediate the breach. Moreover, loss of confidential client information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.
Risks Relating to Particular Aspects of Our Real Estate, Financial Fund Management and Commercial Finance Operations
As a result of current conditions in the global credit markets, our ability to sponsor investment entities in our financial fund management business and increase our assets under management may be limited.
Our financial fund management business historically has consisted of the sponsorship and management of CDO issuers. As a result of conditions in the global credit markets, sponsorship of new CDOs was impracticable in fiscal 2010 and constrained significantly in fiscal 2011. Moreover, our ability to sponsor investment funds in our real estate segment is significantly affected by our ability to obtain financing for the funds and the assets they acquire. Although in both fiscal 2011 and 2012 we were able to obtain financing necessary for us and our investment funds, we are aware that, in general, lending standards are tighter and credit availability is more constricted than in the past. We cannot assure you that we will be able to obtain new financing or refinance existing financing in the future on acceptable financial terms, or at all. An inability to obtain financing could limit or eliminate our ability to sponsor investment entities and increase our assets under management and, accordingly, impair our ability to generate asset management fees.

Back to Index

Back to Index

We typically have retained some portion or all of the equity in the CDOs or CLOs we sponsored. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO's expenses.
We typically have retained some portion or all of the equity interest in CDOs and CLOs we sponsored either directly or through limited partnership investments. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid. However, there will be little or no income available to the CDO equity if covenants regarding the operations of a CDO (primarily relating to the value of collateral and interest coverage) are not met, or if there are excessive payment defaults, payment deferrals or rating agency downgrades with respect to the issuers of the underlying collateral, and there may be little or no amounts available to return our capital. In that event, our revenues from and the value of our direct or indirect investment in the CDO's equity, which for all CDOs was $3.8 million at September 30, 2012, could decrease substantially or be eliminated. In addition, the equity securities of CDOs are generally illiquid and, because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.
In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.
As of September 30, 2012, a portion of our management fees is subordinated to the investors' receipt of specified returns in 15 of the CDOs we manage. In addition, with respect to RSO and nine of our investment entities, we receive incentive or subordinated compensation in addition to our base management fee, depending upon whether RSO or those partnerships achieve returns above specified levels. During fiscal 2012 and 2011, we earned incentive and subordinated management fees from RSO and from 15 and 14 CDOs, respectively, which constituted 22% and 23%, respectively, of our aggregate management fee income for both periods. Continuing low growth or recessionary conditions in the national economy may result in the amount of incentive or subordinated management fee income we receive being reduced or possibly eliminated, and may cause these fees to be subject to high volatility.
Our real estate investment funds hold loans in their portfolios that are subject to a higher risk of loss than conventional mortgage loans.
The real estate investment funds that we have sponsored and manage, which we refer to as our RRE Funds, and from which we derive management and other fees, hold loans and/or direct investments in real estate. In many instances, the loans in their portfolios have terms that differ significantly from conventional mortgage loans. In particular, these loans may:

•	be junior mortgage loans;

•	involve payment structures other than equal periodic payments that retire a loan over its term;

•	require the borrower to pay a large lump sum at loan maturity (which will depend upon the borrower's ability to obtain financing or otherwise raise a substantial amount of cash at maturity); and

•	while producing income, do not generate sufficient revenues to pay the full amount of debt service on the loan as originally structured.
As a result, these real estate loans may have a higher risk of default and loss than conventional mortgage loans, and may require the RRE Funds to become involved in expensive and time-consuming workouts, or bankruptcy, reorganization or foreclosure proceedings.
Both the RRE Funds' real estate held and the real estate securing their loans is typically the principal or sole source of recovery for these real estate loans, and thus the value and performance of the RRE Funds will depend upon local, regional and national economic conditions, and conditions affecting the property specifically, including the cost of compliance with, and liability under environmental, health and safety laws, changes in interest rates and the availability of financing, casualty losses, the attractiveness of the property, the availability of tenants, the ability of tenants to pay rent, competition from similar properties in the area and neighborhood values. Operating and other expenses of real properties, particularly significant expenses such as real estate taxes, insurance and maintenance costs, generally do not decrease when revenues decrease and, even if revenues increase, operating and other expenses may increase faster than revenues.

Back to Index

Back to Index

We will likely incur losses from our retention of the management of four equipment partnership funds.
In fiscal 2010, we transferred substantially all of our commercial finance operations to LEAF and, in November 2011, as a result of the November 2011 LEAF Transaction, we deconsolidated LEAF, while retaining a minority interest in it. However, we retained the obligation to manage four equipment leasing partnerships funds. In connection therewith, we have entered into a sub-servicing agreement with LEAF to service the leases held by these funds. Although we waived receipt of all future management fees, we are still obligated to pay sub-servicing fees to LEAF. Furthermore, we along with two of the commercial finance investment partnerships have provided a limited guarantee to the lender on debt outstanding on these respective investment partnerships (reference is made to Note 24 of the Notes to the Consolidated Financial Statements, "Commitments and Contingencies").
We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our operating margin.
Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so. If our revenues continue to decline during fiscal 2013, it will place significant added pressure on our ability to pay our employees at competitive levels. Our operating margin may decline if we increase compensation to retain key personnel without a commensurate increase in revenues.
Failure to comply with the Securities Exchange Act, Investment Advisers Act and the Investment Company Act and related regulations could result in substantial harm to our reputation and results of operations.
Certain of our subsidiaries, including our broker-dealer, are registered with the SEC under the Securities Exchange Act or the Investment Advisers Act. The Investment Advisers Act and the Securities Exchange Act impose numerous obligations and duties, respectively, on registered broker-dealers and registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities, as well as additional detailed operational and compliance requirements. The failure of any of the relevant subsidiaries to comply with the either such act could cause the SEC to institute proceedings and impose sanctions for violations, including censure, fines or termination of registration, and could lead to harm to our reputation, any of which could cause our earnings or stock price to decline.

We have identified a material weakness in our internal control over the valuation of two of our legacy real estate investments that, if not remediated, could affect our ability to prepare timely and accurate financial reports, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

In connection with the preparation of this report, we identified and reported a material weakness in our internal controls over the valuation of two of our legacy real estate investments. As a result of this material weakness, we were unable to conclude that our internal control over financial reporting relating to the value assigned to these assets was effective as of September 30, 2012. Although we have instituted new controls to remediate this weakness, if these controls are not effective, our ability to prepare timely and accurate financial reports could be affected, which could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our common stock or our ability to obtain financing for our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None

Back to Index

Back to Index

ITEM 2.    PROPERTIES.

Philadelphia, Pennsylvania:

We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019. Certain of our financial fund management and real estate operations are also located in these offices and at another office building at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania. The One Commerce Square lease, for 59,448 square feet, expires in August 2013 and will not be renewed.

In addition, we lease 21,554 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, which is primarily sublet to Atlas Energy, L.P., an affiliated entity. This lease, which expires in May 2013 and will not be renewed, is in an office building in which we own a 5% equity interest. In October 2012, we signed a ten-year lease which will commence in August 2013 for 28,930 square feet in another area of the building.

New York, New York:

We maintain additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020. We sublease a portion of this office space to The Bancorp, Inc., an affiliated entity.

Other Locations:

In addition, we maintain various office leases in the following cities: Omaha, Nebraska; El Segundo, California; and Denver, Colorado.

We also lease office space in London, England.

As of September 30, 2012, we believe that the properties we lease are suitable for our operations and adequate for our needs.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Back to Index

Back to Index

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low sale prices as reported by NASDAQ on a quarterly basis for our last two fiscal years:

	As Reported
	High	Low
Fiscal 2012
Fourth Quarter	$6.91	$6.00
Third Quarter	$7.09	$5.91
Second Quarter	$6.63	$4.84
First Quarter	$5.03	$4.28

Fiscal 2011
Fourth Quarter	$6.25	$4.39
Third Quarter	$6.43	$5.87
Second Quarter	$7.18	$6.18
First Quarter	$6.86	$5.75
As of December 3, 2012, there were approximately 19,978,423 shares of common stock outstanding (including 413,422 nonvested restricted stock shares) held by 228 holders of record.
We have paid regular quarterly cash dividends since the fourth quarter of fiscal 1995. Commencing with the dividend payable in the first quarter of fiscal 2006, we increased our quarterly dividend by 20% to $0.06 per common share and, beginning with the dividend payable in the first quarter of fiscal 2007 and continuing to the second quarter of fiscal 2009, we further increased our quarterly dividend by 17% to $0.07 per common share. In the third quarter of fiscal 2009, we reduced the dividend to $0.03 per common share, a decrease of 57%, in part due to the impact on us of the volatility and reduction in liquidity in the global credit markets. Subsequently, we have continued to declare a $0.03 quarterly dividend through September 30, 2012.
Until the $10.0 million of outstanding Senior Notes are paid in full (due in 2013), retired or repurchased, we cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all the holders of the Senior Notes unless our basic earnings per share from continuing operations for the preceding fiscal quarter exceeds $0.25 per share.
There are no restrictions imposed on the declaration of dividends under our credit facilities.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the quarter ended September 30, 2012 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2012	—	$—	—	993,831
August 1 to August 31, 2012	146,565	$6.41	146,565	847,266
September 1 to September 30, 2012	65,838	$6.53	212,403	781,428
Total	212,403	$6.45

(1)	The average price per share as reflected above includes broker fees and commissions.

Back to Index

Back to Index

On August 1, 2012, our Board of Directors authorized the repurchase up to 5% of our outstanding common shares. Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the U.S. Securities and Exchange Commission, as applicable.  The amount and timing of any repurchases will depend on market conditions and other factors.
Performance Graph
The following graph assumes that $100 was invested on October 1, 2006 in our common stock, or in the indicated index, and that all cash dividends were reinvested as received.  The cumulative total stockholder return on our common stock is then compared with the cumulative total return of two other stock market indicies, the NASDAQ United States Composite and the NASDAQ Financial 100.
Comparison of Five Year Cumulative Total Return

Back to Index

Back to Index

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected consolidated financial data for each of the fiscal years ended September 30, 2012, 2011 and 2010, and as of September 30, 2012 and 2011 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the fiscal years ended September 30, 2009 and 2008 and as of September 30, 2010, 2009 and 2008 from our consolidated internal financial statements for those periods. The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the Years Ended September 30,
	2012	2011	2010	2009	2008
Statement of operations data:
Revenues:
Real estate	$40,595	$38,380	$31,911	$25,417	$31,519
Financial fund management	21,957	25,841	33,140	33,344	27,536
Commercial finance	1,884	21,795	23,677	48,767	93,016
Total revenues	$64,436	$86,016	$88,728	$107,528	$152,071
Income (loss) from continuing operations	$26,240	$(5,227)	$(17,297)	$(16,090)	$(29,949)
(Loss) income from discontinued operations, net of tax	(58)	(2,202)	622	(444)	(1,299)
Net income (loss)	26,182	(7,429)	(16,675)	(16,534)	(31,248)
Add: Net (income) loss attributable to noncontrolling interests	(348)	(799)	3,224	1,603	5,005
Net income (loss) attributable to common shareholders	$25,834	$(8,228)	$(13,451)	$(14,931)	$(26,243)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.31	$(0.31)	$(0.74)	$(0.78)	$(1.40)
Discontinued operations	—	(0.11)	0.03	(0.03)	(0.07)
Net income (loss)	$1.31	$(0.42)	$(0.71)	$(0.81)	$(1.47)

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.25	$(0.31)	$(0.74)	$(0.78)	$(1.40)
Discontinued operations	—	(0.11)	0.03	(0.03)	(0.07)
Net income (loss)	$1.25	$(0.42)	$(0.71)	$(0.81)	$(1.47)

Dividends declared per common share	$0.12	$0.12	$0.09	$0.20	$0.28

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,892	$(6,026)	$(14,073)	$(14,487)	$(24,944)
Discontinued operations	(58)	(2,202)	622	(444)	(1,299)
Net income (loss)	$25,834	$(8,228)	$(13,451)	$(14,931)	$(26,243)

Balance sheet data:
Total assets	$196,743	$422,506	$233,842	$373,794	$757,297
Borrowings	$23,020	$222,659	$66,110	$191,383	$554,059
Total equity	$146,301	$157,728	$129,084	$140,141	$146,343

Back to Index

Back to Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures.. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of September 30, 2012, we managed $14.9 billion of assets.
We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise. We believe this strategy enhances the return on investment we can achieve for our funds. In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in discounted and distressed real estate loans and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential). In our financial fund management operations, we concentrate on bank loans, trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, and asset backed securities, or ABS.
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
In April 2012, we completed the sale of our common equity interests in Apidos Capital Management, LLC, or Apidos, our former CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received $25.0 million in cash (before transaction costs) and 33% partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolio as well as the portfolio contributed by CVC. Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale.
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligations, or CLOs and CDOs. In October 2011, on behalf of Resource Capital Corp., or RSO, and third-party investors, we closed Apidos CLO VIII ($350.0 million of par value). Through our new joint venture, we closed Apidos CLO IX ($409.8 million of par value) in July 2012 and Apidos CLO X ($450.0 million of par value) in November 2012. For fiscal 2013, we expect to continue to focus on managing our existing assets as well as to continue to expand our CLO business through our joint venture.
Our commercial finance operations underwent significant restructuring and recapitalization during fiscal 2011 and the first quarter of fiscal 2012. These transactions provided substantial amounts of equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF. Our subsidiary, LEAF Financial Corporation, retained the partnership management operations. As a result of the recapitalization, our equity interest in LEAF was reduced to 14.9% on a fully diluted basis, and we have deconsolidated LEAF from our financial statements as of November 16, 2011. We recorded an $8.7 million gain on the deconsolidation of LEAF, inclusive of a $1.7 million remeasurement gain to reflect our investment in LEAF at fair value during our first fiscal quarter ended December 31, 2011. Due to the deconsolidation of LEAF, we have decreased our total assets at September 30, 2012 by $227.9 million and our outstanding borrowings by $184.7 million from the corresponding balances reported at September 30, 2011. We currently account for our interests in LEAF as an equity method investment. From November 16, 2011 to March 31, 2012, the equity losses we recorded from LEAF reduced our investment to zero as of March 31, 2012. In addition, we have recorded provisions for credit losses of $16.8 million during fiscal 2012 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.

Back to Index

Back to Index

During fiscal 2012, we further improved our balance sheet and liquidity by refinancing our existing corporate debt. In November 2011, we redeemed $8.8 million of our Senior Notes and modified the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity to October 2013. In conjunction with the modification of the notes, we accelerated the amortization of the warrant cost associated with the original issuance and, accordingly, recorded a loss on extinguishment of debt of $2.2 million during fiscal 2012. In October and November 2012, we amended our corporate credit facilities with Republic Bank and TD Bank, respectively, to extend the maturities of those facilities to December 2014. As of November 30, 2012, we have $10.5 million of availability under these two facilities.
We recorded consolidated net income attributable to common shareholders of $25.8 million for fiscal 2012. This was primarily the result of recording a $36.0 net gain (net of tax of $18.5 million) from the sale of Apidos, offset, in part, by an $11.1 million (net of tax of $5.7 million) provision for credit losses on our receivables from the commercial finance funds.

Assets Under Management
We increased our assets under management by $1.6 billion to $14.9 billion at September 30, 2012 from $13.3 billion at September 30, 2011. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	September 30,		Increase (Decrease)
	2012	2011	Amount		Percentage
Financial fund management (2)	$12,665	$11,102	$1,563	(2)	14%
Real estate	1,735	1,617	118		7%
Commercial finance	520	585	(65)		(11)%
	$14,920	$13,304	$1,616		12%

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business - Assets Under Management.”

(2)
The increase is primarily due to the $2.0 billion addition of the CVC portfolio contributed to CVC Credit Partners in which we own 33% and the addition of Apidos CLO VIII with $351.4 million and Apidos CLO IX with $398.4 million of assets, respectively. This increase was offset, in part, by reductions in the eligible collateral bases of our ABS ($312.8 million), corporate loan ($158.6 million) and trust preferred portfolios ($247.3 million) resulting from defaults, paydowns, sales and calls.

Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2012 (1)
Financial fund management	43	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	45	26	6	10
As of September 30, 2011 (1)
Financial fund management	37	13	—	1
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	39	25	6	8

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Years Ended September 30,
	2012	2011	2010
Fund management revenues (1)	$33,062	$43,521	$51,411
Finance and rental revenues (2)	12,903	27,738	20,281
RSO management fees	15,927	11,496	10,649
Gains on resolution of loans (3)	84	196	2,870
Other revenues (4)	2,460	3,065	3,517
	$64,436	$86,016	$88,728

(1)
Includes fees from each of our real estate, financial fund management and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management and commercial finance operations.

(2)
Includes rental income, revenues from certain real estate assets and interest income on bank loans from our financial fund management operations. For periods prior to November 2011, includes interest and rental income from our commercial finance operations.

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

Results of Operations:  Real Estate
During fiscal 2012, we continued to redirect the focus of our real estate subsidiary, Resource Real Estate, Inc., from acquiring and managing performing multifamily assets to (a) acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that have been significantly discounted due to the effects of economic events and high levels of leverage; and (b) managing existing assets for our real estate programs. We formed RRE Opportunity REIT, which will further invest in discounted commercial real estate and real estate related debt. The public offering for this fund commenced in June 2010. Through September 30, 2012, RRE Opportunity REIT has raised $168.1 million through its public and private offerings, acquired three properties and ten real estate loans, foreclosed on six loans, and has received a discounted settlement payment on one loan. For fiscal 2013, we expect that our primary fundraising efforts in our real estate segment will be focused on RRE Opportunity REIT.
Through our real estate segment, we focus on four different areas:

•
the acquisition, ownership and management of portfolios of discounted real estate and real estate related debt, which we have acquired through two sponsored real estate investment entities as well as through joint ventures with institutional investors;

•	the management of sponsored real estate investment entities that principally invest in multifamily housing;

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

Back to Index

Back to Index

The following table sets forth information related to real estate assets managed (1) (in millions):

	September 30,
	2012	2011
Assets under management (1):
Commercial real estate debt	$871	$760
Real estate investment funds and programs	578	566
RRE Opportunity REIT	107	36
Distressed portfolios	80	161
Properties managed for RSO	64	60
Institutional portfolios	15	15
Legacy portfolio	20	19
	$1,735	$1,617

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”
We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Fee income can be highly variable and, for fiscal 2013, will depend upon the success of RRE Opportunity REIT and the timing of its acquisitions.
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended September 30,
	2012	2011	2010
Revenues:
Management fees:
Asset management fees	$8,045	$6,435	$4,842
Resource Residential property management fees	7,190	6,063	5,296
REIT management fees from RSO	8,966	6,706	7,775
	24,201	19,204	17,913
Other:
Rental property income and revenues of consolidated VIEs (1)	4,961	4,761	4,644
Master lease revenues	4,175	4,080	4,002
Fee income from sponsorship of investment entities	4,741	2,034	1,500
Interest, including accreted loan discount	—	—	113
Gains and fees on resolution of loans and other property interests	84	196	2,870
Equity in earnings of unconsolidated entities	2,433	8,105	869
	$40,595	$38,380	$31,911
Costs and expenses:
General and administrative expenses	$15,106	$10,515	$7,718
Resource Residential property management expenses	6,869	6,076	4,870
Master lease expenses	4,173	4,448	4,791
Rental property expenses and expenses of consolidated VIEs (1)	3,521	3,426	3,401
	$29,669	$24,465	$20,780

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

Back to Index

Back to Index

Revenues − Fiscal 2012 Compared to Fiscal 2011
Revenues from our real estate operations increased $2.2 million to $40.6 million for fiscal 2012.  We attribute the increase primarily to the following:
Management fees

•	a $1.6 million increase in asset management fees, reflecting the additional properties in our distressed loan portfolio;

•
a $1.1 million increase in property management fees earned by our property manager, Resource Residential, reflecting a 2,762 unit increase (18%) in multifamily units under management to 17,979 units at September 30, 2012 from 15,217 units at September 30, 2011; and

•
a $2.3 million increase in REIT management fees from RSO. The base management fees increased by $971,000 due to the increase in the equity we manage for RSO and the incentive management fees increased by $1.3 million which are based on the adjusted operating earnings of RSO, which varies by quarter.

Other revenues

•	a $2.7 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during fiscal 2012, we earned $4.7 million in fees primarily from the following activities:

•	the acquisition of three properties (valued at $64.2 million) and three loans (valued at $23.6 million); and

•	the sale of four properties (valued at $46.7 million) and two loans (valued at $920,000).

•	during fiscal 2011, we earned $2.0 million in fees primarily from the following activities:

•	the acquisition of seven loans and a pool of four loans (aggregate value of $71.3 million);

•	the acquisition of two properties on behalf of RSO; and

•	the sale of buildings owned by two of our equity investments and one building we managed.
This increase was more than offset by

•
a $5.7 million decrease in the equity in earnings of unconsolidated entities. During fiscal 2012, we earned equity income of $2.4 million. During fiscal 2011, we had recorded $8.1 million of equity income, primarily reflecting the $8.4 million gain from the sale of a Washington DC office building by one of our legacy portfolio investments, offset, in part, by $755,000 of equity losses in our real estate investment partnerships.

Costs and Expenses − Fiscal 2012 Compared to Fiscal 2011

Costs and expenses of our real estate operations increased $5.2 million (21%). We attribute these changes primarily to the following:

•	a $4.6 million increase in general and administrative expenses principally related to:

•	$1.0 million of start-up costs related to RRE Opportunity REIT; and

•
a $2.9 million increase in wages and benefits, reflecting the additional staffing required to manage the increased properties under management as well as the wholesalers hired to increase our fundraising capabilities; and

•
a $793,000 increase in Resource Residential expenses due to increased wages and benefits, principally in conjunction with the additional personnel needed to operate and manage the increase in properties.

Revenues − Fiscal 2011 Compared to Fiscal 2010
Revenues from our real estate operations increased $6.5 million (20%) to $38.4 million for fiscal 2011 from $31.9 million in fiscal 2010.  We attribute the increase primarily to the following:
Management fees

•	a $1.6 million increase in asset management fees, reflecting the additional properties in our distressed loan portfolio; and

•
a $767,000 increase in property management fees earned by our property manager, Resource Residential, reflecting a 1,695 unit increase (13%) in multifamily units under management to 15,217 units at September 30, 2011 from 13,522 units at September 30, 2010.

Back to Index

Back to Index

These increases were offset, in part, by

•
a $1.1 million decrease in REIT management fees from RSO. The $1.6 million increase in the base management fee, which increased as a result of equity capital raised though RSO’s dividend reinvestment and share purchase program, was more than offset by a $2.6 million decrease in the incentive management fee for fiscal 2011 as compared to fiscal 2010.

Other revenues
•a $534,000 increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during fiscal 2011, we earned $2.0 million in fees primarily from the following activities:

•	the acquisition of seven loans and a pool of four loans (aggregate value of $71.3 million);

•	the acquisition of two properties on behalf of RSO; and

•	the sale of buildings owned by two of our equity investments and one building we managed.

•	during fiscal 2010, we earned $1.5 million in fees primarily from the following activities:

•	the acquisition of six loans (aggregate value of $81.1 million); and

•	the acquisition of four properties (aggregate value of $19.3 million).

•
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

These increases were offset, in part, by

•
a $2.7 million decrease in gains and fees on the resolution of loans and other property interests.  During fiscal 2010, we recorded a gain of $1.9 million (proceeds of $4.8 million) on the settlement of a loan, a gain of $642,000 on the sale of an asset by a joint venture, and a gain of $145,000 from another asset sale (proceeds of $260,000). Additionally, we received proceeds of $2.1 million, including a cost reimbursement of $101,000, from the sale of a joint venture interest to RSO.

Costs and Expenses − Fiscal 2011 Compared to Fiscal 2010
Costs and expenses of our real estate operations increased $3.7 million (18%).  We attribute these changes primarily to the following:

•	a $2.8 million increase in general and administrative expenses related principally to the start-up costs of RRE Opportunity REIT; and

•
a $1.2 million increase in Resource Residential expenses due to increased wages and benefits, principally in conjunction with the additional personnel needed to operate and manage the increase in properties.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through six separate operating entities:

•
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers, managed accounts and a credit opportunities fund. Prior to April 17, 2012, we conducted these operations through our Apidos business;

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

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, Inc. (formerly Chadwick Securities, Inc.), or Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

•	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management

Back to Index

Back to Index

and administrative services to RSO under a management agreement between us, RCM and RSO.

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
September 30, 2012:
CVC Credit Partners (2)	$4,856	$2,799	$7,655
Trapeza	3,642	—	3,642
Ischus	1,263	—	1,263
Other company-sponsored partnerships	90	15	105
	$9,851	$2,814	$12,665
September 30, 2011:
Apidos (2)	$2,704	$2,814	$5,518
Trapeza	3,890	—	3,890
Ischus	1,576	—	1,576
Other company-sponsored partnerships	87	31	118
	$8,257	$2,845	$11,102

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management.”

(2)	In April 2012, we sold 100% of Apidos to CVC and retained a 33% interest in CVC Credit Partners, which manages the former Apidos portfolio as well as the portfolio contributed by CVC.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CLO and CDO issuers we have sponsored, including subordinate and incentive fees. These fees vary by issuer, with our annual fees ranging between 0.1% and 0.35% of the aggregate principal balance of the eligible collateral owned by the issuers. The indentures to the notes require that certain overcollateralization test ratios, or O/C ratios, be maintained. O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given issuer. Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios. If specified O/C ratios are not met by an issuer, subordinate or incentive management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal balances on the notes, typically in order of seniority.

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

Back to Index

Back to Index

Our financial fund management operations historically have depended upon our ability to sponsor and manage CLO and CDO issuers. During the past several years, the market for CDOs has been non-existent and for CLOs in the asset classes we manage has been extremely limited. In October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. In July 2012, CVC Credit Partners closed its first CLO, Apidos CLO IX and in November 2012, closed Apidos CLO X.
CVC Credit Partners
Through CVC Credit Partners, we and our joint venture partner have sponsored, structured and/or currently manage 21 CLO issuers for institutional and individual investors and RSO. These joint venture issuers, accounts and funds hold approximately $7.7 billion in U.S. and European bank loans and corporate bonds at September 2012, of which $2.8 billion are managed on behalf of RSO.
Under our former Apidos business, we derived revenues through base and subordinate management fees. Base management fees varied by CLO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CLO issuers). Subordinate management fees, which also varied by CLO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CLO issuers), were subordinated to debt service payments on the CLOs. Though we were entitled to receive incentive management fees, which were also subordinate to debt service payments, we did not receive any such fees in fiscal 2012 or 2011.
As a result of the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of the Apidos business in our consolidated results, and instead record our 33% equity interest in the operations of CVC Credit Partners.
Trapeza
In our Trapeza operations, we sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.6 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of the limited partnerships that own the equity interests of five Trapeza CDO issuers. Additionally, as part of our sponsorship and management interest, we hold limited partnership interests in each of these limited partnerships. On November 1, 2009 and January 28, 2010, those general partners repurchased substantially all of the remaining limited partnership interests in two of the Trapeza entities.
We derive revenues from our Trapeza operations through base management fees. Base management fees vary by CDO issuer, but range from between 0.10% and 0.25% of the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our cosponsors.
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $1.3 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.
We derive revenues from our Ischus operations through base management fees. Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of eligible collateral held by the CDO issuer.
Company-Sponsored Partnerships
We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $62.0 million of investments in financial institutions. We derive revenues from these operations through annual management fees, based on 2.0% of equity. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in these partnerships. We may receive a carried interest of up to 20% upon meeting specific investor return rates.
Since March 2009, we have sponsored and managed an affiliated partnership organized as a credit opportunities fund which holds approximately $27.7 million in bank loans, high yield bonds and uninvested capital. The partnership pays its manager quarterly in-advance base management fees of 1.5%, and annual incentive management fees calculated at 20% of the partnership's annual net profits, subject to a loss carryforward provision and an investor hurdle rate. In connection with the sale of Apidos in April 2012, we will no longer earn management and incentive fees from the partnership, but will continue to earn fee revenues through our 33% joint venture. Our general partner interest in the partnership was sold to CVC for approximately $250,000, while retaining our limited partner interest.

Back to Index

Back to Index

Through our Resource Capital Markets group, we engage in structured finance security trading, both as an agent, through Resource Securities, and for our own account. We earn introductory agent fees which are negotiated on a deal-by-deal basis. In our own trading portfolio, we buy and sell structured finance securities and record both unrealized and realized gains and losses in Financial fund management revenues.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended September 30,
	2012	2011	2010
Revenues:
Fund management fees	$9,500	$15,601	$16,419
RSO management fees - trading portfolio	5,926	2,974	—
RSO management fees	1,035	1,774	2,718
Introductory agent fees	1,234	4,538	7,713
Equity in earnings of unconsolidated CDO issuers	823	948	2,118
Equity in earnings of CVC Credit Partners	568	—	—
Gains, net, on trading securities	2,030	—	—
Interest income on loans	—	—	860
Other revenues	61	7	838
	21,177	25,842	30,666
Total limited and general partner interests	780	(1)	2,474
	$21,957	$25,841	$33,140
Costs and expenses:
General and administrative expenses	$11,623	$17,621	$20,799
Other costs and expenses	5,463	2,941	229
	$17,086	$20,562	$21,028

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues − Fiscal 2012 Compared to Fiscal 2011

Revenues decreased $3.9 million (15%) to $22.0 million in fiscal 2012 from $25.8 million in fiscal 2011. We attribute the decrease to the following:

•	a $6.1 million decrease in fund management fees, principally from the following:

•	a $5.6 million decrease in CDO collateral management and partnership management fees as a result of the sale of Apidos;

•
a $326,000 decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated; and

•
a $94,000 decrease in base management fees from our Trapeza operations, primarily as a result of portfolio defaults which reduced the eligible collateral base upon which our management fees are calculated.

•	a $3.0 million increase in incentive management fees earned on managing a trading portfolio on behalf of RSO;

•	a $739,000 decrease in RSO management fees due to the sale of Apidos including a $494,000 decrease in base management fees and a $245,000 decrease in incentive management fees;

•
a $3.3 million decrease in introductory agent fees as a result of fees earned in connection with 67 structured security transactions with an average fee of $18,000 for fiscal 2012 as compared to 125 structured security transactions with an average fee of $36,000 for fiscal 2011;

•
a $125,000 net decrease in earnings from four unconsolidated CLO issuers invested in bank loans we previously sponsored and manage, primarily due to the sale of CLO equity in March 2011, partially offset by two fiscal 2012 CLO equity purchases;

•	a $2.0 million net increase in realized and unrealized gains, and interest recorded on trading securities purchased during fiscal 2012; and

Back to Index

Back to Index

•
a $781,000 increase in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly year to year.

Costs and Expenses − Fiscal 2012 Compared to Fiscal 2011
Costs and expenses of our financial fund management operations decreased $3.5 million (17%) in fiscal 2012. General and administrative expenses decreased by $6.0 million principally due to a $4.0 million decrease in compensation in corresponding with the reduced number of employees in connection with the sale of Apidos and a $1.7 million decrease in commissions on structured security transactions. Other expenses increased $2.5 million due to increased wages and benefits related to a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted on behalf of RSO.
Revenues − Fiscal 2011 Compared to Fiscal 2010
Revenues decreased $7.3 million (22%) to $25.8 million in fiscal 2011 from $33.1 million in fiscal 2010.  We attribute the decrease to the following:

•	an $818,000 decrease in fund management fees, principally from the following:

•
a $2.3 million decrease in collateral management fees from Resource Europe CLO I, or REM I.  In December 2010, we sold the management contract of this CLO issuer and transferred all collateral management rights and responsibilities to an unaffiliated third-party.  As a result of this transaction, we no longer record any fees from REM I;

•
a $316,000 decrease in collateral management fees from our Ischus operations primarily as a result of rating agency downgrades which had the effect of reducing the eligible collateral base upon which our management fees are calculated;

•
a $122,000 decrease in management and incentive fees earned on separate managed accounts.  We earned management and incentive fees of $393,000 and $515,000 for fiscal 2011 and 2010, respectively.  Fees earned in fiscal 2010 include $484,000 of management and incentive fees earned on a separate account we no longer manage; and

•
a $113,000 decrease in base management fees from our Trapeza operations, primarily as a result of portfolio defaults which reduced the eligible collateral base upon which our management fees are calculated.

These decreases were partially offset by:

•
a $788,000 increase in collateral management fees earned in connection with a services agreement.  In February 2011, we entered into a services agreement with RSO to provide subadvisory collateral management and administrative services for five CLO issuers invested in bank loans;

•
a $678,000 increase in management fees earned for the a non-public credit opportunities fund we manage, primarily from a $475,000 increase in incentive fees earned based on exceeding certain investor return hurdles;

•
a $297,000 increase in advisory fees earned in connection with a consulting agreement.  In September 2010, we entered into a consulting agreement with a third-party to provide advisory services for a CDO issuer;

•	a $241,000 decrease in our share of expenses for the management of TCM and Trapeza Management Group, LLC, primarily due to a decrease in legal fees, which increased the net fees we received;

•
a $2.0 million increase in RSO management fees primarily due to an increase in incentive management fees.  Incentive management fees for fiscal 2011 included a $2.9 million fee earned by Resource Capital Markets for managing a trading portfolio on behalf of RSO as compared to $438,000 in fiscal 2010.  This increase was partially offset by a $772,000 decrease in incentive management fees earned by our Apidos operations during fiscal 2011;

•
a $3.2 million decrease in introductory agent fees as a result of fees earned in connection with 125 structured security transactions with an average fee of $36,000 for fiscal 2011 as compared to 103 structured security transactions with an average fee of $75,000 for fiscal 2010;

•
a $1.2 million net decrease in earnings from five unconsolidated CLO issuers invested in bank loans we previously sponsored and manage.  In March 2010, we sold one of our CLO equity investments and in June 2010, we sold the majority of our interest in another CLO equity investment;

•
an $860,000 decrease in interest income on loans due to the recovery of excess interest spread earned on loan assets accumulating during the warehouse period of the European CLO issuer we previously managed;

Back to Index

Back to Index

•
an $831,000 decrease in other income, primarily related to an $800,000 break-up fee received in connection with an unsuccessful bank transaction to reimburse us in fiscal 2010 for expenses related to the transaction.  We did not receive any such fee in fiscal 2011 nor do we anticipate receiving such fees in the future; and

•	a $2.5 million decrease in adjustments recorded relative to our limited and general partner interests:

•
during fiscal 2010, we (along with the co-manager of the general partners), repurchased substantially all the remaining limited partner interests in two Trapeza partnerships that reduced our clawback liability for which we recorded a gain of $2.3 million.  There were no repurchases in fiscal 2011; and

•
during fiscal 2011 and 2010, we recorded ($2,000) and $229,000, respectively, in realized and unrealized fair value adjustments in the book value of securities we held in unconsolidated other company-sponsored partnerships.

Costs and Expenses − Fiscal 2011 Compared to Fiscal 2010
Costs and expenses of our financial fund management operations decreased $466,000 (2%) in fiscal 2011.  This decrease was principally due to a $1.9 million decrease in commissions on structured security transactions, a $1.2 million decrease in legal and consulting fees and a $200,000 decrease in equity-based compensation expense on previously awarded RSO restricted stock and options.  The decrease in legal and consulting fees relates to an unsuccessful bank transaction that occurred in fiscal 2010; no such fees were incurred in fiscal 2011.  These decreases were partially offset by a $2.9 million increase in wages and benefits, primarily related to a $2.5 million increase in a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted by Resource Capital Markets on behalf of RSO, and a $316,000 severance charge related to our European operations in connection with the sale of the management contract of REM I.

Results of Operations:  Commercial Finance
As previously discussed in Item 1; “Business-General,” and in “-Overview,” above, in January 2011 we contributed the leasing origination and servicing platform of LEAF Financial to LEAF to facilitate outside investment in our commercial finance business. RSO also contributed assets and cash to LEAF, and Guggenheim Securities LLC, or Guggenheim, provided a credit facility for use in LEAF's originations. LEAF Financial retained the management of four equipment leasing partnerships, for which LEAF will be the sub-servicer. Because we controlled LEAF, its results are included in our financial statements for fiscal 2011 and we discuss those results in this section. However, as a result of the November 2011 LEAF Transaction, we determined that we no longer control LEAF and, accordingly, it was deconsolidated from our financial statements during fiscal 2012, with our retained interest being accounted for on the equity method of accounting.
The commercial finance assets we manage through LEAF, our unconsolidated joint venture, decreased by $65.0 million to $520.0 million as compared to $585.0 million at September 30, 2011. This decrease reflects a $211.0 million reduction in assets we managed for our four investment entities due to the natural runoff of the lease portfolios, which was partially offset by a $146.0 million increase in the LEAF portfolio. As of September 30, 2012, LEAF managed approximately 57,000 leases and loans for itself and our investment entities, with an average original finance value of $25,000 and an average term of 58 months, as compared to approximately 62,000 leases and loans with an average original finance value of $26,000 and an average term of 58 months as of September 30, 2011.
The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

	September 30,
	2012	2011
LEAF	$342	$196
Commercial finance investment entities	178	389
	$520	$585

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

Back to Index

Back to Index

We consolidated the operating results of LEAF through November 16, 2011 and have recorded our equity interest in the losses of LEAF for the remainder of fiscal 2012. We continue to consolidate the operating results of LEAF Financial. Commencing in the third quarter of fiscal 2010 and thereafter, we have waived our management fees from our commercial finance investment partnerships. The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended September 30,
	2012	2011	2010
Revenues:(1)
Finance revenues and management fees:
Finance revenues	$3,767	$18,897	$10,662
Fund management fees	—	505	10,905
Acquisition fees	—	—	1,327
Other:
Equity in losses of LEAF	(1,726)	—	—
Equity in losses of investment entities	(525)	(665)	(1,896)
Other fees	368	3,058	2,679
	$1,884	$21,795	$23,677
Costs and expenses:
General and administrative expenses - wages and benefit costs	$2,043	$11,880	$9,245
General and administrative expenses - other	1,023	5,986	8,919
Less: deferred initial direct costs and fees	(652)	(2,659)	—
	$2,414	$15,207	$18,164

(1)	Total revenues include RSO servicing and origination fees of $0, $144,000 and $444,000 for fiscal 2012, 2011 and 2010, respectively.
Revenues & Expenses − Fiscal 2012 Compared to Fiscal 2011
Due to the deconsolidation of LEAF, we ceased to reflect LEAF's revenues and expenses after November 2011 with our consolidated results. Instead, we record our interests in LEAF's operations on the equity method of accounting. During fiscal 2012, our share of LEAF's losses have reduced our investment to zero such that we will not reflect any future losses of LEAF. However, we will continue to record our share of any charges that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $4.7 million and $8.1 million of fund management fees from these entities during fiscal 2012 and 2011, respectively.
Revenues − Fiscal 2011 Compared to Fiscal 2010
Revenues decreased $1.9 million (8%) to $21.8 million for fiscal 2011 as compared $23.7 million for fiscal 2010.  We attribute these decreases primarily to the following:

•
a $10.4 million decrease in management fees.  In fiscal 2010, we began waiving certain management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows.  In fiscal 2011, we waived $8.1 million of these fees as compared to $3.8 million in fiscal 2010; and

•
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

These decreases were partially offset by the following:

•
 an $8.2 million increase in finance revenues due to the $180.0 million increase in the portfolio of assets held for our own account, reflecting the contribution of the RSO portfolio to LEAF in January 2011 in addition to our ongoing lease and loan originations;

•
a $1.2 million decrease in equity losses on unconsolidated partnerships, reflecting a decrease in the provision for credit losses by our investment partnerships and a non-recurring gain on the extinguishment of debt; and

•	a $379,000 increase in other income, primarily due to an increase in the insurance fees we generated.

Back to Index

Back to Index

Costs and Expenses − Fiscal 2011 Compared to Fiscal 2010
Costs and expenses from our commercial finance operations decreased by $3.0 million (16%) in fiscal 2011 compared to fiscal 2010.  We attribute this decrease primarily to the following:

•
a $2.9 million reduction in other costs and expenses, primarily legal fees to service our smaller portfolio of assets, as well as our ongoing cost saving and consolidation efforts which targeted eliminating overhead redundancies and increasing operating efficiencies; and

•
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

These decreases were partially offset by the following:

•	a $2.6 million increase in wage and benefit costs, primarily driven by a reduction in the amount of costs and that we could allocate to our managed investment partnerships.

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
Fiscal 2012 Compared to Fiscal 2011. General and administrative costs were $10.5 million in fiscal 2012, a decrease of $1.1 million (9%) as compared to $11.5 million in fiscal 2011. We reduced our professional fees, primarily legal and accounting services, by $659,000 and wages and benefits decreased by $498,000.
Fiscal 2011 Compared to Fiscal 2010. General and administrative costs were $11.5 million in fiscal 2011, a decrease of $1.5 million (11%) as compared to $13.0 million in fiscal 2010. Wages and benefits decreased by $766,000, principally reflecting an $869,000 decrease in equity-based compensation expense.
Restructuring Expenses
We recorded a $365,000 charge for restructuring during fiscal 2012 consisting of severance and benefits for terminated employees. The decrease in staffing levels reflects our decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.
Gain (Loss) on the Sale of Leases and Loans
During fiscal 2012, we recorded a gain on the sale of leases and loans of $37,000 prior to the deconsolidation of LEAF, as compared to gains of $659,000 for fiscal 2011 and a loss of $8.1 million for fiscal 2010. During fiscal 2010, availability on the warehouse facility for our commercial finance operations declined and the facility was terminated in May 2010. Due to the lack of other available financing during fiscal 2010, loans and leases were sold to third-parties, as well as to RSO, at a loss.

Back to Index

Back to Index

Impairment charges
During fiscal 2012, based on an internal assessment of fair value, we determined that a legacy real estate investment was impaired and, accordingly, recorded a non-cash charge of $2.2 million. In addition, during fiscal 2012, we impaired a legacy loan by $89,000 and in November 2012, the property underlying the loan was sold at its approximate book value. In fiscal 2010, we fully impaired a commercial finance customer related intangible asset and recorded a $2.8 million charge.
Provision for Credit Losses
The provisions for credit losses recorded in fiscal 2012, 2011 and 2010 reflect the weakness in the United States economy and the write-offs and writedowns of assets affected by that weakness. The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Years Ended September 30,
	2012	2011	2010
Commercial finance:
Receivables from managed entities	$16,766	$7,237	$1,852
Leases, loans and future payment card receivables	138	1,231	3,307
Real estate:
Receivables from managed entities	324	2,178	—
Rent receivables	18	15	—
Investment in loans	—	—	49
Financial fund management - investment in loans	—	—	1
	$17,246	$10,661	$5,209
We have estimated, based on projected cash flows, that three of the commercial finance funds and two of the real estate partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $17.1 million and $9.4 million for fiscal 2012 and 2011, respectively. This increase was offset, in part, by the $1.1 million reduction in the provision for commercial finance leases and loans held for investment due to the deconsolidation of LEAF in November 2011.
Depreciation and Amortization
Fiscal 2012 Compared to Fiscal 2011. Due to the November 2011 deconsolidation of LEAF, depreciation expense decreased by $7.1 million for fiscal 2012 as compared to fiscal 2011. The following table reflects the depreciation reported by LEAF as compared to our other operating segments (in thousands):

	Years Ended September 30,
	2012	2011	2010
LEAF	$1,556	$8,766	$5,693
Other operating segments	2,097	1,973	2,149
Total depreciation expense	$3,653	$10,739	$7,842
Other operating segment depreciation is comprised of $1.0 million of depreciation on our real estate investment consolidated property investments for fiscal 2012 and 2011, respectively, and $1.1 million and $950,000 depreciation on property and equipment for fiscal 2012 and 2011, respectively.
Fiscal 2011 Compared to Fiscal 2010. Depreciation and amortization expense was $10.7 million in fiscal 2011, an increase of $2.9 million (37%) as compared to $7.8 million in fiscal 2010. The increase relates primarily to the $4.3 million of additional depreciation expense on the additional $25.1 million of operating leases we held by LEAF during fiscal 2011. The increase was offset, in part, by an $809,000 decrease in the amortization of commercial finance customer lists, which were deemed to be fully impaired during fiscal 2010.

Back to Index

Back to Index

Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs (and the acceleration of those costs for credit facilities which were significantly amended or terminated prior to their stated maturity), as well as discounts related to the following: (a) the value of the warrants we issued to holders of our Senior Notes, (b) the LEAF warrants issued in connection with its credit facility, and (c) LEAF's securitized borrowings and the corresponding issuance of equipment-backed notes. We recorded interest expense for LEAF for the period prior to its deconsolidation in November 2011 (see Note 1 of the notes to our consolidated financial statements in Item 8 of this report). The following table reflects interest expense as reported by segment (in thousands):

	Years Ended September 30,
	2012	2011	2010
Commercial finance	$1,749	$8,563	$6,271
Corporate	2,136	5,671	5,738
Real estate	856	1,109	1,074
Financial fund management	—	—	3
	$4,741	$15,343	$13,086
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Years Ended September 30,
	2012	2011	2010
Corporate facilities
Secured credit facilities and term note:
Average borrowings	$3.9	$11.8	$18.2
Average interest rates	6.0%	6.5%	7.4%

Senior Notes: (1)
Average borrowings	$11.4	$18.8	$18.8
Average interest rates	9.8%	12.0%	12.0%

Commercial finance (transferred and/or terminated facilities) (2)
Secured credit facilities:
Average borrowings	$68.8	$40.4	$77.0
Average interest rates	4.2%	4.1%	5.0%

Term securitizations:
Average borrowings	$112.8	$62.5	$—
Average interest rates	4.2%	5.4%	—%

Short-term bridge facility:
Average borrowings	$—	$8.8	$1.6
Average interest rates	—%	6.8%	4.0%

(1)
In November 2011, we refinanced the Senior Notes through a partial redemption and modification, which reduced the principal balance outstanding from $18.8 million to $10.0 million and reduced the interest rate from 12% to 9%.

(2)
The amounts presented for commercial finance for fiscal 2012 reflect activity during the period from October 1 to November 16, 2011. Subsequently, these facilities have been deconsolidated from our consolidated financial statements.

Fiscal 2012 Compared to Fiscal 2011. As a result of the deconsolidation of LEAF and a reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for fiscal 2012 decreased by $10.6 million to $4.7 million from $15.3 million for fiscal 2011.

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
Gain on the Deconsolidation and Sale of Subsidiaries
Gain on Deconsolidation of LEAF. In November 2011, we obtained an additional investment in LEAF by a third-party private investment firm. Accordingly, we determined that we no longer control LEAF and, effective with that investment, we have deconsolidated it for financial reporting purposes. As a result of that transaction, our equity interest in LEAF is 14.9% on a fully diluted basis. We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero. In addition, based on a third-party valuation, our investment in LEAF was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. Accordingly, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.
Gain on Sale of Apidos. On April 17, 2012, we completed the sale of our common equity interests in Apidos to CVC and recorded a net gain on the sale of $54.5 million. Our investment in CVC Credit Partners was valued at $28.6 million based on a third-party valuation. The valuation utilized several approaches, including the implied transaction, dividend discount model, discounted cash flow analysis, and guideline public company. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. Through our retained preferred interest, which we valued at $6.8 million, we are also entitled to receive incentive management fees from the legacy Apidos portfolios.
Loss on Extinguishment of Debt
In September and October 2009, we issued $18.8 million of Senior Notes along with detachable 5-year warrants to purchase common stock. The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded as a discount to the notes and was amortized over the 3-year term of the Senior Notes using the effective interest method. In November 2011, we refinanced the Senior Notes through a partial redemption and modification. Due to the modification, we expensed the remaining $2.2 million discount related to the warrant fair value.
Gain on Sale of Management Contract
In December 2010, we sold the management contract of Resource Europe CLO I, or REM I, for a gain of $6.5 million.
Gain on Extinguishment of Servicing and Repurchase Liability
In conjunction with the formation of LEAF in January 2011, we reversed the servicing and repurchase liability recorded in fiscal 2010 related to certain lease and loan sales to RSO, and recognized a gain of $4.4 million.
Net Other-than-Temporary Impairment Charges on Investment Securities
In fiscal 2012, we recorded a $74,000 other-than-temporary impairment charge for one of our CLO investments which primarily invested in bank loans. We did not record any other-than-temporary impairment charges during fiscal 2011. In connection with the volatility in the global credit markets and reduction in liquidity affecting banks, thrifts, other financial institutions, as well as direct and indirect real estate investments, we incurred other-than-temporary impairment charges with respect to CLO securities in fiscal 2010 of $183,000 related to bank loans ($166,000 for European loans) and a $297,000 charge related to CDO investments in the securities of financial institutions. Additionally, in fiscal 2010, we recorded a $329,000 other-than-temporary impairment loss on our investment in the common stock of The Bancorp, Inc, or TBBK, held in a retirement account for our former chief executive officer due to the decision to sell these securities during fiscal 2011 to fund the account.
Gain (loss) on Sale of Loans and Investment Securities, Net
During fiscal 2012, we sold 33,509 shares of TBBK common stock and recognized a gain $22,000.
During fiscal 2011, we received proceeds of $2.9 million from the first quarter sale of our equity investment in REM I and recognized a $1.5 million loss on the sale. This loss was offset, in part, by a gain of $186,000 from the sale of 90,210 shares of TBBK common stock we held.

Back to Index

Back to Index

In June 2010, we received proceeds of $1.2 million from the sale of our equity investment in Apidos CLO II and recognized a loss on the sale of $27,000. In March 2010, we received $1.5 million in proceeds from the sale of our equity investment in Apidos CLO V and realized a loss of $424,000.
Other Income
The following table details our other income, net of other expenses (in thousands):

	Years Ended September 30,
	2012	2011	2010
RSO dividend income	$2,174	$2,455	$2,278
Interest income	541	547	434
Other expense, net (1)	(612)	(760)	(121)
Other income, net	$2,103	$2,242	$2,591

(1)
Included in other income, net, for fiscal 2012, 2011 and 2010 is $378,000, $298,000 and $263,000, respectively, of amortized losses in the securities held in the retirement plan for our former chief executive officer.  In addition, in fiscal 2011, we incurred a $573,000 loss associated with the relocation of some of our Philadelphia offices in order to consolidate personnel.

Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF in November 2011, we no longer record commercial finance non-controlling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended September 30,
	2012	2011	2010
Commercial finance:
RSO investment in LEAF preferred stock (1)	$(571)	$(2,910)	$—
Stock-based compensation, net of tax of $0, $949, $1,699 (2)	218	2,059	3,155
Real estate - outside interest in our hotel property (3)	5	52	61
Other partnership interests (4)	—	—	8
	$(348)	$(799)	$3,224

(1)
In the January 2011 formation of LEAF, RSO received 3,743 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share. The warrants were recorded as a discount to the preferred stock and are being amortized over the five-year term of the warrants. As a result of the deconsolidation of LEAF, this noncontrolling interest was eliminated.

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

(4)
Limited partners, excluding us, owned 85% and 64% limited partner interests in SFF I and SFF II, respectively, which invested in the equity of certain of the CDO issuers we sponsored. As of March 31, 2010, these partnerships have been dissolved.

Income Taxes
Fiscal 2012 Compared to Fiscal 2011.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 34% for fiscal 2012 as compared to a benefit of 47% for fiscal 2011. The change in the income tax rate primarily relates to the lesser impact of permanent items relative to the pre-tax income for fiscal 2012.  Our effective income tax rate without discrete tax items would have been 40% for fiscal 2012.
We project our effective tax rate to be between 37% and 40% for fiscal 2013. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

Back to Index

Back to Index

We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. We are currently undergoing a New York State examination for fiscal 2007 - 2009.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2006.
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
Discontinued Operations
     In connection with the sale of a real estate loan in March 2006, we agreed that in exchange for the property owner relinquishing certain control rights, we would make payments to the owner under stipulated circumstances. On April 7, 2011, we were formally notified that a trigger event had occurred on March 17, 2011 and, accordingly, we accrued the present value of the payout due under the agreement in the amount of $3.4 million, which was reflected in fiscal 2011 as a $2.2 million loss, net of tax, from discontinued operations in the consolidated statements of operations. Discontinued operations in fiscal 2012 represent the accretion of the liability.
Income from discontinued operations for fiscal 2010 primarily reflect the reversal of $626,000 of interest and penalty assessments related to prior year IRS tax examinations, which related to the disallowance of bad debt deductions taken on properties held by our real estate operations that were subsequently disposed of and the deductions were realized.
Summarized operating results of discontinued operations are as follows (in thousands):

	Years Ending September 30,
	2012	2011	2010
(Loss) income from discontinued operations before taxes	$(90)	$(3,387)	$622
Benefit for income taxes	32	1,185	—
(Loss) income from discontinued operations, net of tax	$(58)	$(2,202)	$622

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
At September 30, 2012, our liquidity consisted of four primary sources:

•	cash on hand of $19.4 million;

•	$10.5 million of availability under our two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Our consolidated balance sheet liquidity has improved as of September 30, 2012 due principally to the disposition of non-core assets and the refinancing and repayment of our debt. We also completed the recapitalization of LEAF, including the $50.0 million growth equity investment by a third-party private investment firm. The resulting deconsolidation of LEAF eliminated $202.5 million of borrowings from our balance sheet. In April 2012, in connection with the sale of our equity interests in Apidos, we received $25.0 million in cash before costs and expenses, as well as a 33% continuing interest in the newly-formed joint venture.
Disposition of Non-core Assets. Our legacy portfolio at September 30, 2012 consisted of one loan and five property interests. In November 2012, the property underlying the loan was sold at its approximate book value.
To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.

Back to Index

Back to Index

Refinancing and Repayment of Our Debt. In addition to the elimination of LEAF's debt on deconsolidation, we repaid $8.7 million of outstanding borrowings under the TD Bank facility. In November 2011, we redeemed $8.8 million of our Senior Notes and modified the remaining $10.0 million of notes to reduce the interest rate to 9% and extend the maturity to October 2013. In October and November 2012, we amended our Republic and TD Bank facilities, respectively, to extend the maturities of these facilities to December 2014.
As of September 30, 2012, our total borrowings outstanding of $23.0 million included $10.0 million of Senior Notes, $10.5 million of mortgage debt (secured by the underlying property) and $2.5 million of other debt.
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
Dividends
For fiscal 2012, 2011 and 2010, we paid cash dividends of $2.3 million, $2.2 million and $1.6 million, respectively. We have paid quarterly cash dividends since August 1995.
Our Senior Notes limit the amount of future cash dividends to $0.03 per share unless our basic earnings per common share from continuing operations from the preceding fiscal quarter exceeds $0.25 per share. Subject to the limitations imposed by our Senior Notes, the determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.
Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at September 30, 2012 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,531	$182	$401	$454	$9,494

Recourse to the Company:
Other debt (1)	12,164	487	11,677	—	—
Capital lease obligations (1)	325	235	90	—	—
	12,489	722	11,767	—	—

Operating lease obligations	17,440	1,802	4,043	4,058	7,537
Other long-term liabilities	9,247	1,840	1,609	1,486	4,312
Total contractual obligations	$49,707	$4,546	$17,820	$5,998	$21,343

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2012; less than 1 year: $1.7 million; 1-3 years:  $1.5 million; 4-5 years:  $1.3 million; and after 5 years:  $2.3 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	1,355	1,355	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$2,158	$2,158	$—	$—	$—

Back to Index

Back to Index

LEAF Valuation Commitment. In accordance with the November 2011 recapitalization of LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that equity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days of December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall.
Limited Loan Guarantee. We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II). If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount their loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, we have not recorded any future liability under this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of September 30, 2012 and 2011.  As of September 30, 2012 and 2011, Resource Securities net capital was $447,000 and $254,000, respectively, which exceeded the minimum requirements by $347,000 and $154,000, respectively.
Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at September 30, 2012 and 2011.
Legal Proceedings. See Item 3, “Legal Proceedings.”
Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to RRE Opportunity REIT, we have committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $1.1 million as of September 30, 2012 for funds already invested to date.
In July 2011, we entered into an agreement with one of the tenant-in-common programs we sponsored and manage. This agreement requires us to fund up to $1.9 million, principally for capital improvements, for the underlying property over the next two years. We had advanced funds totaling $1.7 million as of September 30, 2012.
The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of September 30, 2012, except for the clawback liability recorded for the two Trapeza entities, real estate commitments, and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Back to Index

Back to Index

Variable Interest Entities
In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We have variable interests in VIEs through our management contracts and investments in various securitization entities, including CDO issuers. Since we serve as the asset manager for the investment entities we sponsored and manage, we are generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In the case of an interest in a VIE we manage, we will perform an additional qualitative analysis to determine if our interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. We then compare the benefits we would receive (in the optimistic scenario) or the losses we would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses we would absorb were significant as compared to total benefits and losses absorbed by all variable interest holders, then we would conclude we are the primary beneficiary.
Our investments in RSO, RRE Opportunity REIT, and our investments in the structured finance entities that hold investments in trust preferred assets, which we refer to as our Trapeza entities, and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, we have advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2012.

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. We make estimates of our allowance for credit losses, the valuation allowance against our deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The financial fund management segment makes assumptions in determining the fair value of our investments in securities and in estimating the liability, if any, for clawback provisions on certain of our partnership interests. We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the Senior Notes and related warrants. On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Receivables from Managed Entities
We perform a review of the collectability of our receivables from managed entities on a quarterly basis. If upon review there is an indication of impairment, we will analyze the expected future cash flows of the managed entity. With respect to receivables from our commercial finance investment partnerships, the analysis takes into consideration several assumptions by management, primarily concerning estimates of future bad debts and recoveries. For receivables from the real estate investment entities for which there are indications of impairment, we estimate the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balances and priority distributions due to the investors in the entity. We will record an allowance against the related receivable from managed entities to the extent that the estimated cash flows are insufficient to fully recover our receivable balance.

Back to Index

Back to Index

Investment Securities
Our investment securities available-for-sale, including investments in the CLO issuers we sponsored, are carried at fair value. The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs. Investments in affiliated entities, including holdings in TBBK and RSO, are valued at the closing price of the respective publicly-traded stock. The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, is reported through accumulated other comprehensive income and loss. Realized gains and losses on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
We recognize a realized loss when it is probable there has been an adverse change in estimated cash flows from those previously estimated. The security is then written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the consolidated statements of operations as a charge to current earnings. The cost basis adjustment for an other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.
Periodically, we review the carrying value of our available-for-sale securities. If we deem an unrealized loss to be other-than-temporary, we will record an impairment charge. Our process for identifying an other-than-temporary decline in the fair value of our investments involves consideration of (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the more-than-likely intention to hold the investment until the value recovers. Additionally, with respect to our evaluation of our investment in RSO, we also take into consideration our role as the external manager and the value of its management contract, which includes a substantial termination fee. When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, we record an impairment charge and the cost of our investment is written down to fair value.
We purchased investment securities classified as trading during fiscal 2012. Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in revenue. We utilize trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities, primarily are reported net, and are comprised of realized and unrealized gains and losses from sales of trading securities, mark to market adjustments to fair value, gains and losses related to foreign currency commissions from riskless principal trades, as well as any gains and losses from other security transactions. To determine fair value, we use third-party dealer quotes or bids and recent transactions. In fiscal 2011, we held shares of TBBK common stock in a benefit plan for a former executive. The shares, classified as trading, were valued at the closing price of the stock and unrealized gains and losses were included in other income.
We recognize dividend income on our investment securities classified as available-for-sale on the ex-dividend date.
Investments in Unconsolidated Loan Manager
Our interest in CVC Credit Partners and our preferred equity interest in Apidos-CVC is included in Investments in Unconsolidated Loan Manager on the consolidated balance sheets. We account for our investment in CVC Credit Partners based on the equity method since we have the ability to exercise significant influence over the partnership.
We account for our preferred equity interest in Apidos-CVC on the cost method. As the incentive fees underlying the preferred equity are received, 75% will be distributed to us which will initially be credited to income net of any contractual amounts due to third-parties. On a quarterly basis, we evaluate the investment for impairment by estimating the fair value of the expected future discounted cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the preferred shares, the preferred equity interest will be deemed to be impaired. Then, if we determine that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred equity interest by reducing the revenues previously recorded on the preferred shares. To the extent the investment in preferred equity has been reduced to zero, all subsequent cash receipts will be recorded as income as received.
Accounting for Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the our consolidated financial statements or tax returns.

Back to Index

Back to Index

We adjust the balance of our deferred taxes to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established and adjusted, when necessary, to reduce deferred tax assets to the amounts expected to be realized. We assess our ability to realize deferred tax assets primarily based on tax planning strategies.
A tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 0 percent likely of being realized upon ultimate settlement.  We classify any tax penalties as general and administrative expenses and any interest as interest expense. We do not have any unrecognized tax benefits that would affect the effective tax rate.
Recent Accounting Standards
Accounting Standard Issued But Not Yet Effective
The Financial Accounting Standards Board, or FASB, has issued the following accounting standard, which was not yet effective for us as of September 30, 2012:
Comprehensive Income (Loss). In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). We plan to provide the disclosures as required by this amendment beginning October 1, 2012.
Newly-Adopted Accounting Principle
Fair Value Measurements. In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance became effective for us beginning January 1, 2012 and, accordingly, we have presented the required disclosures.

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
Debt
At September 30, 2012, we had two secured revolving credit facilities and one term loan for general business use. Weighted average borrowings on these facilities were $3.9 million for fiscal 2012 at an effective interest rate of 6.0% on outstanding borrowings. A hypothetical 10% change in the interest rate on these facilities would change our annual interest expense by $22,000.
All other debt as of September 30, 2012 are at fixed rates of interest and are, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of September 30, 2012, our trading security portfolio was comprised of $3.1 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of September 30, 2012, the hypothetical loss would have been approximately $306,000.

Back to Index

Back to Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15a(2).  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource America, Inc. and subsidiaries as of September 30, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Resource America, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2012, expressed an adverse opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
December 14, 2012

Back to Index

Back to Index

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2012	2011
ASSETS
Cash	$19,393	$24,455
Restricted cash	642	20,257
Receivables	3,554	1,981
Receivables from managed entities and related parties, net	41,051	54,815
Investments in commercial finance, net	—	192,012
Investments in real estate, net	19,149	19,942
Investment securities, at fair value	22,532	15,124
Investments in unconsolidated loan manager (see Notes 1 and 8)	36,356	—
Investments in unconsolidated entities	12,993	12,710
Property and equipment, net	2,732	6,998
Deferred tax assets, net	34,565	51,581
Goodwill	—	7,969
Other assets	3,776	14,662
Total assets	$196,743	$422,506

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$23,042	$40,887
Payables to managed entities and related parties	4,380	1,232
Borrowings	23,020	222,659
Total liabilities	50,442	264,778

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 29,866,664 and 28,779,998 shares issued (including nonvested restricted stock of 403,195 and 649,007), respectively	294	281
Additional paid-in capital	285,844	281,686
Accumulated deficit	(24,508)	(48,032)
Treasury stock, at cost; 9,756,955 and 9,126,966 shares, respectively	(102,457)	(98,954)
Accumulated other comprehensive loss	(13,080)	(14,613)
Total stockholders’ equity	146,093	120,368
Noncontrolling interests	208	37,360
Total equity	146,301	157,728
	$196,743	$422,506

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended September 30,
	2012	2011	2010
REVENUES:
Real estate	$40,595	$38,380	$31,911
Financial fund management	21,957	25,841	33,140
Commercial finance	1,884	21,795	23,677
	64,436	86,016	88,728
COSTS AND EXPENSES:
Real estate	29,669	24,465	20,780
Financial fund management	17,086	20,562	21,028
Commercial finance	2,414	15,207	18,164
Restructuring expenses	365	—	—
General and administrative	10,460	11,522	12,972
(Gain) loss on sale of leases and loans	(37)	(659)	8,097
Impairment charges	2,280	—	2,828
Provision for credit losses	17,246	10,661	5,209
Depreciation and amortization	3,653	10,739	7,842
	83,136	92,497	96,920
OPERATING LOSS	(18,700)	(6,481)	(8,192)

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	63,291	—	—
Loss on extinguishment of debt	(2,190)	—	—
Gain on sale of management contract	—	6,520	—
Gain on extinguishment of servicing and repurchase liability	—	4,426	—
Gain (loss) on sale of investment securities, net	63	(1,198)	(451)
Other-than-temporary impairment on investments	(74)	—	(809)
Interest expense	(4,741)	(15,343)	(13,086)
Other income, net	2,103	2,242	2,591
	58,452	(3,353)	(11,755)
Income (loss) from continuing operations before taxes	39,752	(9,834)	(19,947)
Income tax provision (benefit)	13,512	(4,607)	(2,650)
Income (loss) from continuing operations	26,240	(5,227)	(17,297)
(Loss) income from discontinued operations, net of tax	(58)	(2,202)	622
Net income (loss)	26,182	(7,429)	(16,675)
Net (income) loss attributable to noncontrolling interests	(348)	(799)	3,224
Net income (loss) attributable to common shareholders	$25,834	$(8,228)	$(13,451)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,892	$(6,026)	$(14,073)
Discontinued operations	(58)	(2,202)	622
Net income (loss)	$25,834	$(8,228)	$(13,451)

Basic earnings (loss) per share:
Continuing operations	$1.31	$(0.31)	$(0.74)
Discontinued operations	—	(0.11)	0.03
Net income (loss)	$1.31	$(0.42)	$(0.71)
Weighted average shares outstanding	19,740	19,525	18,942

Diluted earnings (loss) per share:
Continuing operations	$1.25	$(0.31)	$(0.74)
Discontinued operations	—	(0.11)	0.03
Net income (loss)	$1.25	$(0.42)	$(0.71)
Weighted average shares outstanding	20,634	19,525	18,942

Dividends declared per common share	$0.12	$0.12	$0.09

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010
(in thousands)

	Attributable to Common Shareholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity	Comprehensive (Loss) Income
Balance, October 1, 2009	$272	$277,944	$(22,471)	$(100,367)	$(15,560)	$139,818	$323	$140,141
Net loss	—	—	(13,451)	—	—	(13,451)	(3,224)	(16,675)	$(16,675)
Issuance of common shares	2	56	—	—	—	58	—	58
Treasury shares issued	—	(655)	—	1,037	—	382	—	382
Stock-based compensation	—	226	—	—	—	226	—	226
Restricted stock awards	—	2,765	—	—	—	2,765	46	2,811
Issuance of warrants in Senior Notes offering	—	1,042	—	—	—	1,042	—	1,042
Cash dividends	—	—	(1,636)	—	—	(1,636)	—	(1,636)
Other	—	—	—	—	—	—	7	7
Other comprehensive income (loss)	—	—	—	—	2,753	2,753	(25)	2,728	2,728
Balance, October 1, 2010	274	281,378	(37,558)	(99,330)	(12,807)	131,957	(2,873)	129,084	$(13,947)
Net loss	—	—	(8,228)	—	—	(8,228)	799	(7,429)	$(7,429)
Issuance of common shares	7	1,907	—	—	—	1,914	—	1,914
Treasury shares issued	—	(320)	—	617	—	297	—	297
Stock-based compensation	—	2,188	—	—	—	2,188	40	2,228
Repurchase of common stock	—	—	—	(241)	—	(241)	—	(241)
Cash dividends	—	—	(2,246)	—	—	(2,246)	—	(2,246)
Noncontrolling interests related to LEAF	—	(3,467)	—	—	—	(3,467)	39,418	35,951
Other comprehensive loss	—	—	—	—	(1,806)	(1,806)	(24)	(1,830)	(1,830)
Balance, October 1, 2011	281	281,686	(48,032)	(98,954)	(14,613)	120,368	37,360	157,728	$(9,259)
Net income	—	—	25,834	—	—	25,834	348	26,182	$26,182
Issuance of common shares	13	3,830	—	—	—	3,843	—	3,843
Treasury shares issued	—	(249)	—	539	—	290	—	290
Stock-based compensation	—	1,286	—	—	—	1,286	—	1,286
Repurchases of common stock	—	—	—	(4,042)	—	(4,042)	—	(4,042)
Cash dividends	—	—	(2,310)	—	—	(2,310)	—	(2,310)
Other	—	—	—	—	—	—	4	4
Deconsolidation of LEAF (see Note 1)	—	(709)	—	—	—	(709)	(37,553)	(38,262)
Other comprehensive income	—	—	—	—	1,533	1,533	49	1,582	1,582
Balance, September 30, 2012	$294	$285,844	$(24,508)	$(102,457)	$(13,080)	$146,093	$208	$146,301	$27,764

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,182	$(7,429)	$(16,675)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,875	15,780	12,088
Impairment charges	2,280	—	2,828
Provision for credit losses	17,246	10,661	5,209
Unrealized gain on trading securities	(1,108)	—	—
Equity in earnings of unconsolidated entities	(3,439)	(10,377)	(4,870)
Distributions from unconsolidated entities	3,463	4,522	5,104
(Gain) loss on sale of leases and loans	(37)	(659)	8,097
Other-than-temporary impairment on investments	74	—	809
(Gain) loss on sale of loans and investment securities, net	(972)	1,198	451
Gain on sale of assets	(84)	(196)	(2,870)
Gain on sale and deconsolidation of subsidiaries	(63,291)	—	—
Loss on extinguishment of debt	2,190	—	—
Gain on sale of management contract	—	(6,520)	—
Gain on extinguishment of servicing and repurchase liability	—	(4,426)	—
Deferred income tax provision (benefit)	13,393	(5,657)	(4,564)
Equity-based compensation issued	1,286	2,525	3,573
Equity-based compensation received	(153)	(463)	(1,441)
Trading securities purchases and sales, net	(1,048)	—	—
Decrease in commercial finance investments	—	—	17,603
Loss (income) from discontinued operations	58	2,202	(622)
Changes in operating assets and liabilities	(2,911)	(2,624)	1,719
Net cash (used in) provided by operating activities	(1,996)	(1,463)	26,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(222)	(1,165)	(782)
Payments received on real estate loans and real estate	1,726	16,487	9,205
Investments in unconsolidated real estate entities	(1,608)	(2,371)	(1,821)
Purchase of commercial finance assets	(18,483)	(105,777)	(11,771)
Principal payments received on leases and loans	9,043	29,056	—
Cash divested on deconsolidation of LEAF	(2,284)	—	—
Net proceeds from sale of Apidos and cash divested on deconsolidation	17,860	—	—
Proceeds from sale of management contract	—	9,095	—
Purchase of loans and investments	(1,874)	—	(1,445)
Proceeds from sale of loans and investments	262	3,779	4,094
Net cash provided by (used in) in investing activities	4,420	(50,896)	(2,520)

Back to Index

Back to Index

	Years Ended September 30,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	106,043	103,401
Principal payments on borrowings	(129,416)	(55,778)	(128,767)
Dividends paid	(2,310)	(2,246)	(1,636)
Proceeds from issuance of common stock	2,131	1,914	58
Repurchase of common stock	(2,324)	(241)	—
Proceeds from issuance of LEAF preferred stock	—	15,221	—
Preferred stock dividends paid by LEAF to RSO	(188)	(305)	—
(Increase) decrease in restricted cash	(664)	4,530	(9,277)
Other	(2,275)	(2,299)	(2,652)
Net cash (used in) provided by financing activities	(6,201)	66,839	(38,873)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(1,285)	(1,268)	—
Net cash used in discontinued operations	(1,285)	(1,268)	—

(Decrease) increase in cash	(5,062)	13,212	(14,954)
Cash, beginning of year	24,455	11,243	26,197
Cash, end of year	$19,393	$24,455	$11,243

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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
All references to “fiscal”, unless otherwise noted, refer to the Company's fiscal year, which ends on September 30. For example, a reference to “fiscal 2012” means the 12-month period that ended on September 30, 2012. All references to quarters, unless otherwise noted, refer to the quarters of the Company's fiscal year.
The Company conducts real estate operations through the following subsidiaries:

•	Resource Capital Partners, Inc. acts as the general partner for most of the Company's real estate investment entities and provides asset management services to the entire portfolio;

•
Resource Real Estate Management, Inc. (“Resource Residential”) provides property management services to the entire multifamily apartment portfolio, including fund assets, distressed assets and joint venture assets;

•
Resource Real Estate Funding, Inc., on behalf of RSO, manages the commercial real estate debt portfolio comprised principally of A notes, whole mortgage loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities. In addition, it manages a separate portfolio of discounted real estate and real estate loans; and

•	Resource Real Estate, Inc. manages loans, owned assets and ventures, which are collectively referred to as the “legacy portfolio.”

The Company conducts its financial fund management operations primarily through the following six operating entities:

•
CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture between the Company and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through issuers of collateralized loan obligations (“CLOs”), managed accounts and a credit opportunities fund. Prior to April 17, 2012, the Company conducted these operations through Apidos Capital Management, LLC. ("Apidos") and subsequent to the formation of the joint venture, this entity is referred to as Apidos-CVC;

•
Trapeza Capital Management, LLC (“TCM”), a joint venture between the Company with an unrelated third-party, originates, structures, finances and manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through collateralized debt obligations ("CDOs") issuers and related partnerships. TCM together with the Trapeza CDO issuers and Trapeza partnerships, are collectively referred to as Trapeza;

•	Resource Financial Institutions Group, Inc. (“RFIG”), serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

•
Ischus Capital Management, LLC (“Ischus”), finances, structures and manages investments in asset-backed securities (“ABS”) including residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”);

•
Resource Capital Markets, Inc., through the Company's registered broker-dealer subsidiary, Resource Securities, Inc. (formerly Chadwick Securities, Inc., or “Resource Securities”), acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

•	Resource Capital Manager, Inc. (“RCM”), an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between RCM and RSO.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. LEAF Financial retained the management of the four equipment leasing partnerships, which are sub-serviced by LEAF. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). Pursuant to the November 2011 LEAF Transaction, Eos invested $50.0 million in cash in LEAF in exchange for 50,000 shares of newly-issued 12% Series A Participating Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase 2,954 shares of LEAF common stock for an exercise price of $0.01 per share, collectively representing, on a fully-diluted basis, a 45.1% interest in LEAF. In exchange for its prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly-issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly-issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF. The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest. Additional warrants were provided to LEAF's lender in accordance with a financing agreement, which reduced the Company's investment to 14.9% on a fully-diluted basis. As a result of the November 2011 LEAF Transaction, the Company deconsolidated LEAF (see Note 3) and has accounted for its investment in LEAF on the equity method beginning on November 17, 2011. In conjunction with the transaction and resulting deconsolidation of LEAF, the Company recorded a gain of $8.7 million.
Apidos. On April 17, 2012, the Company sold all of its common equity interests in Apidos to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”). Pursuant to the sale and purchase agreement and related agreements between the Company and CVC dated as of December 29, 2011, the Company sold Apidos in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  Prior to the closing, CVC contributed its credit management subsidiary to CVC Credit Partners. The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. The Company recorded a $54.5 million net gain on the sale of Apidos, including the investments in CVC Credit Partners and Apidos-CVC preferred equity at their fair value totaling $34.8 million. At September 30, 2012, these investments were reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company also consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.
Variable interests in the Company's real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. As of September 30, 2012 and 2011, the Company had one such variable interest that it consolidated. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved. See Note 9 for additional disclosures pertaining to VIEs.
All intercompany transactions and balances have been eliminated in the Company's consolidated financial statements.
Reclassifications and Revisions
Certain reclassifications and revisions have been made to the fiscal 2011 consolidated financial statements to conform to the fiscal 2012 presentation.  Real estate assets of a consolidated VIE of $944,000 formerly included in Property and Equipment are now included in Investments in Real Estate to more properly reflect the nature of the asset.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Use of Estimates
Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The financial fund management segment makes assumptions in determining the fair value of its investments in investment securities and in estimating the liability, if any, for clawback provisions on certain of its partnership interests. The Company used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the Senior Notes and warrants that it issued in September and October 2009. Actual results could differ from these estimates.
Prior to the deconsolidation of LEAF, significant estimates specifically for the commercial finance segment included the unguaranteed residual values of leased equipment, servicing liabilities and repurchase obligations, allowance for lease and loan losses, impairment of long-lived assets and goodwill, and the fair values and effectiveness of interest rate swaps.
Investments in Unconsolidated Loan Manager
The Company's interest in CVC Credit Partners and the Company's preferred equity interest in Apidos-CVC is included in Investments in Unconsolidated Loan Manager on the consolidated balance sheets. The Company accounts for its investment in CVC Credit Partners based on the equity method since the Company has the ability to exercise significant influence over the partnership.
The Company accounts for its preferred equity interest in Apidos-CVC on the cost method. As the incentive fees underlying the preferred equity are received, 75% will be distributed to the Company which will initially be recorded as income, net of any contractual amounts due to third-parties. On a quarterly basis, the Company will evaluate the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the preferred shares, the preferred equity interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred equity interest by reducing the revenues previously recorded on these preferred shares. To the extent that the investment in preferred equity has been reduced to zero, all subsequent distributions will be recorded as income.
Investments in Unconsolidated Entities
The Company accounts for the investments it has in the real estate, financial fund management and commercial finance investment entities it has sponsored and manages primarily under the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.  To the extent that there is a negative balance in the investment for any of these entities, these balances are reclassified to reduce any receivable from such entities. The Company accounts for its investment in Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”) on the cost method since the Company owns less than 1% of the shares outstanding. The Company will evaluate these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment was recorded.
Real estate. The Company has sponsored and manages nine real estate limited partnerships, four limited liability companies, a corporation operating as a REIT and six tenant in common (“TIC”) property interest programs that invest in multifamily residential properties.
Financial fund management.  In the Financial Fund Management operations, the Company holds the following interests in unconsolidated entities:

•
general and limited partnership interests in seven company-sponsored and managed partnerships that invest in regional bank, and a limited partnership interest in an affiliated partnership organized as a credit opportunities fund that invests in bank loans and high yield bonds; and

•	equity interests in two unconsolidated loan managers that manage trust preferred securities which are held by 13 separate CDOs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At September 30, 2012, the Company had $12.0 million (excluding restricted cash) in interest-bearing deposits at various banks, which was over the temporary insurance limit of the Federal Deposit Insurance Corporation of $250,000, or in deposit in foreign banks or in brokerage accounts where no insurance coverage is available.  No losses have been experienced on such investments.
Restricted Cash
The Company's restricted cash balance was substantially eliminated with the November 2011 deconsolidation of LEAF. The balance at September 30, 2012 includes $376,000 of escrow deposits for the real estate mortgage and a $250,000 clearing deposit with a third-party broker dealer who serves as a clearing agent for the Company's broker dealer. The $20.3 million balance in restricted cash at September 30, 2011 primarily related to LEAF, which included $10.4 million of customer lockbox payments being processed by the bank as well as $6.9 million of cash held by the lender on the LEAF credit facility pending the pledge of sufficient commercial finance assets as collateral.  In addition, the balance at September 30, 2011 included $2.2 million of proceeds from the sale of the Company’s management contract for Resource Europe CLO I (“REM I”) that was subsequently utilized to reduce the Company’s corporate credit facility.
Foreign Currency Translation
Foreign currency transaction gains and losses of the Company’s European operations are recognized in the determination of net income.  Foreign currency translation adjustments related to these operations are included in net income.
Revenue Recognition – Fee Income
RSO management fees.  The Company earns base management and incentive management fees for managing RSO.  In addition, the Company is reimbursed for its expenses incurred on behalf of RSO and its operations and for property management fees.  Management fees, property management fees and reimbursed expenses are recognized monthly when earned.  In addition, in February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans.  In connection with the sub-advisory services provided, RSO pays CVC Credit Partners 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects.
The quarterly incentive compensation to the Company is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RSO common stock.  The Company may elect to receive more than 25% of its incentive compensation in RSO restricted stock.  However, the Company’s ownership percentage in RSO, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing prices of RSO common stock over the thirty-day period ending three days prior to the issuance of such shares.
Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company must remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC for advisory services in managing the the portfolio of CLOs. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in four Apidos CLOs by the calculated equity used to determine the base management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

During fiscal 2012, 2011 and 2010, the management, incentive, servicing and acquisition fees that the Company received from RSO were a combined 26%, 14% and 12%, respectively, of the Company’s consolidated revenues.  These fees have been allocated and, accordingly, were reported as revenues by each of the Company’s operating segments.
Real estate fees.  The Company records acquisition fees of 1% to 2% of the net purchase price of properties acquired by real estate investment entities it sponsors and financing fees equal to 0.5% to 1.75% of the debt obtained or assumed related to the properties acquired.  In addition, the company receives debt origination fees which range from 0.5% to 5.0% debt origination fee on the purchase price of real estate debt investments acquired on behalf of real estate investment entities. The Company recognizes these fees when its sponsored entities acquire the properties and obtain the related financing.
The Company records a monthly property management fee equal to 4.5% to 5% of the gross operating revenues from the underlying properties and a monthly debt management fee equal to 0.167% (2% per year) of the gross offering proceeds deployed in debt investments.  The Company recognizes these fees monthly when earned.
Additionally, the Company records an annual investment management fee from its limited partnerships equal to 1% of the gross offering proceeds of each partnership.  The Company records an annual asset management fee from its TIC programs equal to 1% to 2% of the gross revenues from the properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are not expected to be paid timely.
The Company records quarterly asset management fees from its joint ventures with an institutional partner, which range from 0.833% to 1% per annum of the gross funds invested in distressed real estate loans and assets.  The Company recognizes these fees monthly.
Financial fund management fees. The Company earns monthly investment and management fees on assets held in CDOs on behalf of institutional and individual investors.  These fees, which vary by CDO, range between 0.10% and 0.35% of the aggregate principal balance of eligible collateral held by the CDOs.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred.  Additionally, the Company records fees for managing the assets held by the partnerships or funds it has sponsored and for managing their general operations.  These fees, which vary by limited partnership, range between 0.75% and 2% of the partnership or fund capital balance.
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
Commercial finance fees.  Prior to the November 2011 deconsolidation of LEAF, the Company recorded acquisition fees from its leasing investment entities (based on a percentage of the cost of the leased equipment acquired) as compensation for expenses incurred by the Company for those acquisitions.  The fees, which ranged from 1% to 2%, were earned at the time of the sale of the related leased equipment to the investment entities.  The Company also had recorded management fees from its investment entities for managing and servicing the leased assets acquired when the service was performed.  The payment of such fees to the Company by each entity is contingent upon the partners receiving specified annual distributions from each entity.  During fiscal 2012 , 2011, and 2010 the Company permanently waived $4.7 million, $8.1 million and $3.8 million of management fees from its four investment entities since the distributions to the limited partners were less than the annual specified amounts.  The management fees that were waived are not deferrals and accordingly, will not be paid by the commercial finance investment entities. The ability of these entities to pay future management fees is uncertain.  A discount is recorded where payment will not be received timely and an allowance is recorded where payment is determined to be uncollectible.  Prior to the deconsolidation of LEAF, the Company was paid for the operating and administrative expenses it incurred to manage these entities.
Revenue Recognition – Rental income
Rental revenue is primarily derived from an 86-room boutique hotel in Savannah, Georgia, which is 80% owned by the Company.  The Company recognizes the room rental revenue on a daily basis.  The Company also derives rental revenue on retail space in the hotel and office space in the office building that the Company owns located in Philadelphia, Pennsylvania.  The income from these leases is recognized over the term of the lease as earned.  Some of the leases include rent abatements and scheduled rent increases over the lease terms, which are accounted for on a straight-line basis.  Tenant reimbursements are recognized in the period that the related costs are incurred. Percentage rent is recognized when the tenant's reported sales have reached certain levels specified in the respective lease.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Financing Receivables
Receivables from Managed Entities.  The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  If upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities for which there are indications of impairment, the Company estimates the cash flows through the sale of the underlying properties, which is based on projected net operating income as a multiple of published capitalization rates, which is then reduced by the underlying mortgage balances and priority distributions due to the investors in the entity.
Investments in Commercial Finance.  Prior to the deconsolidation of LEAF in November 2011, the Company’s investments in commercial finance, consisted primarily of direct financing leases, equipment loans, and operating leases.
Direct financing leases.  Certain of the Company’s lease transactions were accounted for as direct financing leases (as distinguished from operating leases).  Such leases transferred substantially all benefits and risks of equipment ownership to the customer.  The Company’s investment in direct financing leases consisted of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income.  Unearned finance income, which was recognized as revenue over the term of the financing by the effective interest method, represented the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.  Initial direct costs incurred in the consummation of the lease were capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.  The Company discontinued recognizing revenue for leases and loans for which payments were more than 90 days past due.  Fees from delinquent payments were recognized when received.
Equipment loans. For term loans, the investment consisted of the sum of the total future minimum loan payments receivable less unearned finance income.  Unearned finance income, which was recognized as revenue over the term of the financing by the effective interest method, represented the excess of the total future minimum contracted payments over the original cost of the loan.  For all other loans, interest income was recorded at the stated rate on the accrual basis to the extent that such amounts were expected to be collected.
Operating leases.  Leases not meeting any of the criteria to be classified as direct financing leases were deemed to be operating leases.  The cost of the leased equipment, including acquisition fees associated with lease placements, was recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consisted primarily of monthly periodic rental payments due under the terms of the leases.  The Company recognized rental income on a straight-line basis.
During the lease term of operating leases, the Company was prepared to remarket the equipment to the extent it was not able to recover the related cost and expenses of the equipment.  The Company’s policy was to review, on at least a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  The Company would write down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeded such value and the excess could be reasonably estimated; gains were only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during fiscal 2012, 2011, or 2010.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Future payment card receivables.  Additionally, the Company had provided capital advances to small businesses based on future credit card receipts.  The entire portfolio of future payment card receivables was on the cost recovery method whereby no income was recognized until the basis of the future payment card receivable had been fully recovered.
Allowance for credit losses.  The Company evaluated the adequacy of the allowance for credit losses in commercial finance (including investments in leases and loans and future payment card receivables) based upon, among other factors, management’s historical experience with the commercial finance portfolios it managed, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics, as adjusted for expected recoveries.  In evaluating historic performance of leases and loans, the Company performed a migration analysis, which estimates the likelihood that an account progressed through delinquency stages to ultimate write-off.  The Company fully reserved, net of recoveries, all leases and loans after they were 180 days past due.
Loans
Real estate loans.  Real estate loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses, if necessary.  These loans are included in Investments in Real Estate in the consolidated balance sheets. Interest on these loans is calculated based upon the principal amount outstanding.  Accrual of interest is stopped on a loan when management believes, after considering economic factors, business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.
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
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including holdings in The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and RSO, are valued at the closing price of the respective publicly-traded stock.  The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, is reported through accumulated other comprehensive income and loss.  Realized gains and losses on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Periodically, the Company reviews the carrying value of its available-for-sale securities.  If the Company deems an unrealized loss to be other-than-temporary, it will record an impairment charge.  The Company’s process for identifying other-than-temporary declines in the fair value of its investments involves consideration of (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, and (v) the more-than-likely intention of the Company to hold the investment until the value recovers.  With respect to its evaluation of its investment in RSO, the Company also takes into consideration its role as the external manager and the value of its management contract, which includes a substantial termination fee.  When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, an impairment charge is recorded and the cost of the investment is written down to fair value.
The Company purchased investment securities classified as trading during fiscal 2012. Trading securities are recorded at fair value with unrealized holding gains and losses reported in revenues by operating segment. The Company utilizes trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities, primarily reported net, are comprised of realized and unrealized gains and losses from sales of trading securities, mark to market adjustments to fair value, gains and losses related to foreign currency commissions from riskless principal trades, and gains and losses from other security transactions, if any. The Company utilizes third-party dealer quotes or bids and recent transactions to estimate the fair value of these securities. In fiscal 2011, the Company held shares of TBBK common stock in a benefit plan for a former executive (see Note 20). The shares, which were also classified as trading, were valued at the closing price of the stock with unrealized gains and losses included in Other Income in the consolidated statements of operations.
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
The Company adjusts the balance of its deferred taxes to reflect the tax rates at which future taxable amounts will likely be settled or realized.  The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted.  Valuation allowances are established and adjusted, when necessary, to reduce deferred tax assets to the amounts expected to be realized.  The Company assesses its ability to realize deferred tax assets primarily based on tax planning strategies.
A tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 0 percent likely of being realized upon ultimate settlement.  The Company classifies any tax penalties as general and administrative expenses and any interest as interest expense. The Company does not have any unrecognized tax benefits that would affect the effective tax rate.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Servicing and Repurchase Liabilities
Prior to its deconsolidation, LEAF had routinely sold its investments in commercial finance assets to its affiliated leasing partnerships and RSO, as well as to third-parties.  Leases and loans were accounted for as sold when control of the lease was surrendered.  Control over the leases was deemed surrendered when (1) the leases had been transferred to the leasing partnership, RSO or third-party, (2) the buyer had the right (free of conditions that constrained it from taking advantage of that right) to pledge or exchange the leases and (3) the Company no longer maintained effective control over the leases through either (a) an agreement that entitled and obligated the Company to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases.  Subsequent to these sales, the Company typically remained as the servicer for the leases and loans sold for which it generally received a servicing fee of approximately 1% of the book value of the serviced portfolio.  The assets and liabilities associated with the respective servicing agreements were typically not material and were offsetting, and accordingly, were not reflected in the Company’s consolidated financial statements.  However, during fiscal 2010, LEAF Financial sold a portfolio of leases and loans to RSO for which it recorded a $2.5 million liability for the estimated cost to service the portfolio.  In conjunction with the formation of LEAF in January 2011, the remaining balance of this servicing and repurchase liability was eliminated and, accordingly, the Company recognized a gain of $4.4 million.
Goodwill and Intangible Assets
Prior to the deconsolidation of LEAF, goodwill and other intangible assets with an indefinite life were not amortized.  Instead, a review for impairment was performed at least annually or more frequently if events and circumstances indicated impairment might have occurred.  The Company tested its goodwill at the reporting unit level using a two-step process.  The first step was a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeded the carrying value of the net assets assigned to a reporting unit, goodwill was considered not impaired and no further testing was required.  If the fair value was less than the carrying value, step two was completed to measure the amount of impairment, if any.  No impairment charges was recognized on the goodwill.
The Company utilized several approaches, including discounted expected cash flows, market data and comparable sales transactions to estimate the fair value of its reporting unit for its impairment review of goodwill.  Those approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the existing economic environment and credit market conditions.
In the January 2011 formation of LEAF, the $8.0 million balance of goodwill was transferred from LEAF Financial to LEAF and, as a result of the November 2011 LEAF Transaction, was deconsolidated from the Company's balance sheets.
Long-lived assets and identifiable intangibles with finite lives were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used was measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized was measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.
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
Derivative Instruments
As a result of the November 2011 LEAF Transaction, the derivative contracts held by LEAF were deconsolidated from the Company's consolidated balance sheets.
Historically, LEAF entered into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks, which it designated as cash flow hedges.  The contracts or hedge instruments were evaluated at inception and at subsequent balance sheet dates to determine if they continued to qualify for hedge accounting and, accordingly, derivatives were recognized on the consolidated balance sheets at fair value, as either assets or liabilities.  Changes in the estimated fair value of these derivatives were reflected in Accumulated Other Comprehensive Income (Loss) to the extent that it was effective.  Any ineffective portion of a derivative’s change in fair value was recognized in earnings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Before it entered into a derivative transaction for hedging purposes, LEAF would determine whether a high degree of initial effectiveness existed between the change in the value of the hedged forecasted transaction and the change in the value of the derivative from a movement in interest rates.  LEAF measured the effectiveness of each cash flow hedge throughout the hedge period.  Any hedge ineffectiveness on cash flow hedging relationships was recognized in earnings.
Recent Accounting Standards
Accounting Standard Issued But Not Yet Effective
The Financial Accounting Standards Board (“FASB”) issued the following accounting standard which was not yet effective for the Company as of September 30, 2012:
Comprehensive income (loss). In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of reclassification adjustments. The Company plans to provide the disclosures required by this amendment beginning October 1, 2012.
Newly-Adopted Accounting Principle
The Company’s adoption of the following standard during fiscal 2012 did not have a material impact on its consolidated financial position, results of operations or cash flows:
Fair value measurements. In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 23).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	September 30,
	2012	2011	2010
Cash (paid) received:
Interest	$(4,025)	$(10,074)	$(9,433)
Income tax payments	(1,424)	(964)	(1,325)
Refund of income taxes	109	596	2,860

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$1,718	$113	$54
Issuance of treasury stock for the Company's investment savings plan	539	730	1,091
Common stock issued to former director in exchange for vested director units	135	—	—
Warrants issued and recorded as a discount to the Senior Notes	—	—	2,339
LEAF preferred stock and warrants issued to RSO in exchange for its portfolio of leases and loans and associated debt and certain net assets:
Restricted cash	$—	$5,912	$—
Investment in commercial finance	—	111,028	—
Borrowings	—	(96,088)	—
Accounts payable and accrued expenses	—	(596)	—
Payable to RSO	—	736	—
Noncontrolling interests	—	(20,992)	—
Stock dividends issued on LEAF preferred stock held by RSO	—	1,974	—
Leasehold improvements paid by the landlord	—	—	668
Sale of commercial finance assets to RSO:
Reduction of investments in commercial finance assets	$—	$—	$99,386
Termination of associated secured warehouse facility	—	—	(99,386)
Effects from the deconsolidation of entities:(1)
Restricted cash	$20,282	$—	$—
Receivables from managed entities and related parties, net	(2,696)	—	—
Receivables	954	—	9
Investments in commercial finance, net	199,955	—	—
Investments in unconsolidated entities	5,225	—	—
Property and equipment, net	3,754	—	1,638
Deferred tax assets, net	4,558	—	—
Goodwill	7,969	—	—
Other assets	6,826	—	755
Accrued expense and other liabilities	(11,146)	—	(174)
Payables to managed entities and related parties	(98)	—	—
Borrowings	(202,481)	—	(1,013)
Accumulated other comprehensive loss	255	—	—
Noncontrolling interests	(37,668)	—	—
Equity	—	—	(1,258)

(1)
Reflects the deconsolidation of LEAF and Apidos during fiscal 2012 and a real estate and two financial fund management partnerships during fiscal 2010. As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 4 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of September 30, 2012 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$38,834	$38,834	$148	$38,982
Real estate investment entities	784	2,694	15,180	18,658	2,091	20,749
Financial fund management entities	6	—	46	52	2,141	2,193
RSO	—	—	—	—	6,555	6,555
Other	—	—	—	—	152	152
	790	2,694	54,060	57,544	11,087	68,631
Rent receivables - real estate	6	1	32	39	6	45
Total financing receivables	$796	$2,695	$54,092	$57,583	$11,093	$68,676

(1)
Receivables are presented gross of an allowance for credit losses of $25.1 million and $2.5 million related to the Company’s commercial finance and real estate investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of September 30, 2011 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$37,547	$37,547	$490	$38,037
Real estate investment entities	1,324	1,511	17,405	20,240	1,734	21,974
Financial fund management entities	2,395	93	28	2,516	136	2,652
RSO	—	—	—	—	2,539	2,539
Other	—	—	—	—	103	103
	3,719	1,604	54,980	60,303	5,002	65,305
Investments in commercial finance	984	526	—	1,510	190,932	192,442
Rent receivables - real estate	1	11	—	12	3	15
Total financing receivables	$4,704	$2,141	$54,980	$61,825	$195,937	$257,762

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

		Investments in Commercial Finance
	Receivables from Managed Entities	Leases and Loans	Future Payment Card Receivables	Rent Receivables	Investment in Real Estate Loans	Total
Year Ended September 30, 2012:
Balance, beginning of year	$10,490	$430	$—	$15	$—	$10,935
Provision for credit losses	17,090	138	—	18	—	17,246
Charge-offs	—	(124)	—	—	—	(124)
Recoveries	—	38	—	—	—	38
Deconsolidation of LEAF	—	(482)	—	—	—	(482)
Balance, end of year	$27,580	$—	$—	$33	$—	$27,613

Ending balance, individually evaluated for impairment	$27,580	$—	$—	$33	$—	$27,613
Ending balance, collectively evaluated for impairment	—	—	—	—	—	—
Balance, end of year	$27,580	$—	$—	$33	$—	$27,613

Year Ended September 30, 2011:
Balance, beginning of year	$1,075	$770	$130	$—	$49	$2,024
Provision for credit losses	9,415	1,137	94	15	—	10,661
Charge-offs	—	(1,764)	(286)	—	(49)	(2,099)
Recoveries	—	287	62	—	—	349
Balance, end of year	$10,490	$430	$—	$15	$—	$10,935

Ending balance, individually evaluated for impairment	$10,490	$—	$—	$15	$—	$10,505
Ending balance, collectively evaluated for impairment	—	430	—	—	—	430
Balance, end of year	$10,490	$430	$—	$15	$—	$10,935

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

			Investments in Commercial Finance
	Receivables from Managed Entities	Investment in Loans	Leases and Loans	Future Payment Card Receivables	Investment in Real Estate Loans	Total
Year Ended September 30, 2010:
Balance, beginning of year	$—	$—	$570	$2,640	$1,585	$4,795
Provision for credit losses	1,852	1	2,860	447	49	5,209
Charge-offs	(777)	(1)	(2,721)	(2,983)	(1,585)	(8,067)
Recoveries	—	—	61	26	—	87
Balance, end of year	$1,075	$—	$770	$130	$49	$2,024
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$68,631	$45	$68,676
Ending balance, collectively evaluated for impairment	—	—	—
Balance, end of year	$68,631	$45	$68,676
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2011 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Commercial Finance Leases and Loans	Total
Ending balance, individually evaluated for impairment	$65,305	$15	$—	$65,320
Ending balance, collectively evaluated for impairment	—	—	192,442	192,442
Balance, end of year	$65,305	$15	$192,442	$257,762
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of September 30, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$12,865	$37,943	$25,078	$38,060
Receivables from managed entities – real estate	2,181	4,683	2,502	4,511
Rent receivables – real estate	12	45	33	45

As of September 30, 2011:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$14,990	$23,302	$8,312	$23,377
Receivables from managed entities – real estate	2,353	4,531	2,178	3,897
Leases and loans	310	526	216	318
Rent receivables – real estate	—	15	15	7

The Company had no impaired financing receivables without a specific allowance as of September 30, 2012 and September 30, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 5 – INVESTMENTS IN COMMERCIAL FINANCE
As a result of the November 2011 deconsolidation of LEAF, the Company has no investments in commercial finance at September 30, 2012. The Company’s investments in commercial finance at September 30, 2011 included the following (in thousands):

September 30, 2011
Direct financing leases, net	$145,476
Equipment loans (1)	19,640
Assets subject to operating leases, net (2)	27,326
192,442
Allowance for credit losses	(430)
Total investments in commercial finance, net	$192,012

(1)	The interest rates on loans generally ranged from 6% to 18%.

(2)	Reflected net of accumulated depreciation of $7.1 million.
The components of direct financing leases were as follows (in thousands):

September 30, 2011
Total future minimum lease payments receivable	$159,722
Initial direct costs, net of amortization	2,034
Unguaranteed residuals	8,666
Security deposits	(120)
Unearned income	(24,826)
Total investments in direct financing leases, net	$145,476

NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	September 30,
	2012	2011
Properties owned, net of accumulated depreciation of $5,592 and $4,785:
Hotel property (Savannah, Georgia)	$11,619	$12,051
Office building (Philadelphia, Pennsylvania)	906	3,165
	12,525	15,216
Commercial property (Elkins, West Virginia), net of accumulated depreciation of $784 and $656	727	944
Partnerships and other investments	5,897	3,782
Total investments in real estate, net	$19,149	$19,942
Based on an internal assessment of fair value, the Company determined that the office building was impaired and, accordingly, recorded a charge of $2.2 million in fiscal 2012.
The commercial property, consolidated through a VIE, was sold in November 2012.
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

2013	$966
2014	902
2015	799
2016	537
2017	453
Thereafter	772
$4,429

NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	September 30,
	2012	2011
Available-for-sale securities	$19,468	$14,884
Trading securities	3,064	240
Total investment securities, at fair value	$22,532	$15,124
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012:
Equity securities	$33,260	$86	$(17,649)	$15,697
CLO securities	2,484	1,302	(15)	3,771
Total	$35,744	$1,388	$(17,664)	$19,468
September 30, 2011:
Equity securities	$32,411	$27	$(19,910)	$12,528
CLO securities	1,039	1,317	—	2,356
Total	$33,450	$1,344	$(19,910)	$14,884
Equity securities.  The Company holds approximately 2.6 million shares of RSO common stock (together with options to acquire 2,166 shares at an exercise price of $15.00 per share expiring in March 2015).  The Company also holds 18,972 shares of TBBK common stock.  These investments are pledged as collateral for the Company’s secured corporate credit facilities.
CLO securities.  The CLO securities represent the Company’s retained equity interest in four and three CLO issuers that it has sponsored and manages at September 30, 2012 and 2011, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of Apidos CLO II.
Trading securities.  The Company purchased investment securities classified as trading securities during fiscal 2012. The Company had net unrealized gains on these securities totaling $1.1 million and realized gains from sales of trading securities of $909,000 during fiscal 2012, which were included in Financial Fund Management Revenues on the consolidated statements of operations.
The Company held 33,509 shares of TBBK common stock valued at $240,000 in a Rabbi Trust for the Supplemental Employment Retirement Plan (“SERP”) for its former Chief Executive Officer as of September 30, 2011. During fiscal 2012 and 2011, the Company sold 33,509 and 90,210 shares and recognized net gains of $22,000 and $186,000, respectively.  In addition, the Company had an unrealized trading gain of $16,000 for fiscal 2011 on the TBBK shares it held in the plan. The plan no longer holds any shares of TBBK as of September 30, 2012.
Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2012:
Equity securities	$—	$—	—	$12,161	$(17,976)	1
CLO securities	1,274	(15)	1	—	—	—
Total	$1,274	$(15)	1	$12,161	$(17,976)	1
September 30, 2011:
Equity securities	$—	$—	—	$12,393	$(19,910)	1
CLO securities	—	—	—	—	—	—
Total	$—	$—	—	$12,393	$(19,910)	1
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
Other-than-temporary impairment losses.  In fiscal 2012, 2011 and 2010, the Company recorded charges of $74,000, $0 and $480,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans, financial institutions, and real estate ABS (which includes RMBS and CMBS).  Additionally, in fiscal 2010, the Company recorded a $329,000 charge for the other-than-temporary impairment of its investment in TBBK common stock held for the SERP as the Company determined it would begin to dispose of these securities commencing in fiscal 2011.

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	September 30,
		2012	2011
Real estate investment entities	1% – 10%	$8,043	$8,439
Financial fund management partnerships	3% − 11%	3,983	3,476
Trapeza entities	33% − 50%	967	795
LEAF	14.9%	—	—
Commercial finance investment entities	2% − 7%	—	—
Investments in unconsolidated entities		$12,993	$12,710
Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 24).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements.
Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos business to CVC on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the newly-formed joint venture, CVC Credit Partners, which includes the Apidos operations, in Financial Fund Management Revenues on the Consolidated Statements of Operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 9 − VARIABLE INTEREST ENTITIES
In general, VIEs are entities in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, including CDO issuers. Since the Company serves as the asset manager for the investment entities it sponsored and manages, the Company is generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In the case of an interest in a VIE managed by the Company, the Company will perform an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to all benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.
Consolidated VIE
The following table reflects the assets and liabilities of a real estate VIE, which was included in the Company’s consolidated balance sheets as of (in thousands):

	September 30,
	2012	2011
Cash and property and equipment, net	$727	$944
Accrued expenses and other liabilities	189	300
In November 2012, the property underlying the loan was sold at its approximate book value and the Company's investment was resolved; as such, the Company will no longer consolidate the real estate VIE.
VIEs not consolidated
The Company’s investments in RSO, Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from manged entities and related parties, net on the Consolidated Balance Sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2012.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at September 30, 2012 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RSO	$5,936	$15,502	$21,438
RRE Opportunity REIT	—	1,444	1,444
Ischus entities	231	—	231
Trapeza entities	—	967	967
	$6,167	$17,913	$24,080

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 10 − PROPERTY AND EQUIPMENT
Property and equipment, net, consist of the following (in thousands):

	Estimated Useful Life	September 30,
		2012	2011
Furniture and equipment	3-7 years	$6,123	$5,620
Leasehold improvements	1-8 years	2,377	2,656
LEAF property and equipment		—	11,939
		8,500	20,215
Accumulated depreciation and amortization		(5,768)	(5,183)
Accumulated depreciation and amortization - LEAF		—	(8,034)
Property and equipment, net		$2,732	$6,998

NOTE 11 − INTANGIBLE ASSETS
In the fourth quarter of fiscal 2010, the Company recognized a $2.8 million impairment loss for customer lists acquired by its commercial finance operating segment due to the decline in the estimated future cash inflows to be generated by the acquired customer base. Amortization of intangible assets totaled $809,000 for fiscal 2010.

NOTE 12 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	September 30,
	2012	2011
Accounts payable and other accrued liabilities	$8,627	$8,153
SERP liability (see Note 20)	6,976	7,049
Accrued wages and benefits	5,396	3,617
Trapeza clawback (see Note 24 )	1,181	1,181
Real estate loan commitment	862	2,147
Due to brokers	—	8,254
LEAF accounts payable and accrued liabilities	—	10,486
Total accrued expenses and other liabilities	$23,042	$40,887

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 13 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30, 2012		September 30, 2011
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Corporate and Real Estate:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$7,493
TD Bank – term loan	—	—	1,250
Republic Bank – secured revolving credit facility	3,500	—	—
		—	8,743
Senior Notes (2)		10,000	16,263
Note payable to RSO		1,677	1,705
Mortgage debt		10,531	10,700
Other debt		812	548
Total corporate and real estate borrowings		23,020	37,959
Commercial Finance debt		—	184,700
Total borrowings outstanding		$23,020	$222,659

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at September 30, 2012 and 2011.

(2)
The September 30, 2011 balance shown is net of an unamortized discount of $2.6 million related to the fair value of detachable warrants issued to the note holders. In conjunction with the refinancing of the Senior Notes in November 2011, the remaining unamortized discount was charged off to Loss on Extinguishment of Debt in the consolidated statements of operations.

Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  On November 19, 2012, the Company amended its agreement to extend the maturity of the TD Bank facility to December 31, 2014, to set the interest rate on borrowings as either (a) the prime rate of interest plus 2.25% or (b) London Interbank Offered Rate ("LIBOR") plus 3% and to eliminate the previous floor of 6.0%. The LIBOR rate varies from one to six months depending upon the period of the borrowing at the Company's election. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,935,337 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future RSO base management fees to be earned or (b) the maximum revolving credit facility amount.
There were no borrowings outstanding as of September 30, 2012 on the secured credit facility and the availability on the revolving line of credit portion of the facility was $7.0 million, as reduced for letters of credit. During fiscal 2012, the Company repaid the outstanding term loan portion of the credit facility in the amount of $1.3 million. Weighted average borrowings on the line of credit for fiscal 2012 and 2011 were $3.7 million and $10.1 million, respectively, at a weighted average borrowing rate of 6.0% and 6.6%, respectively, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 12.0% and 10.5%, respectively. Weighted average borrowings for the term note for fiscal 2012 were $194,000 at a weighted average borrowing rate of 6.0% and an effective interest rate of 38.2% (reflecting the accelerated amortization of deferred finance costs). Weighted average borrowings for the term note for fiscal 2011 were $1.7 million, at a weighted average borrowing rate of 6.0%, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 12.9%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  In January 2012, the Company amended this facility to extend the maturity date from December 28, 2012 to December 1, 2013 and to add an unused annual facility fee equal to 0.25%. In October 2012, the Company further amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during fiscal 2012 and 2011 and the availability as of September 30, 2012 was $3.5 million.
Senior Notes
In November 2011, the Company redeemed $8.8 million million of its Senior Notes for cash and modified the terms of the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity to October 2013. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding. The Company accounted for the warrants as a discount to the original Senior Notes. Upon the modification and partial repayment of the Senior Notes, the Company expensed the remaining $2.2 million of unamortized discount. The effective interest rate (inclusive of the discount for the warrants) for fiscal 2012 and 2011 was 13.2% and 22.2%, respectively. Until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.
Note payable to RSO − Real Estate
In January 2010, RSO advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds.  The principal balance of the note was $1.7 million at September 30, 2012 and 2011, respectively.
Other Debt - Real Estate and Corporate
Real estate − mortgage. In August 2011, the Company obtained a $10.7 million mortgage for its hotel property in Savannah, Georgia.  The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly principal and interest payments of $71,331.  The principal balance as of September 30, 2012 and 2011 was $10.5 million and $10.7 million, respectively.
Corporate − term notes. In August 2012, the Company entered into two term notes totaling $546,000 to finance the payment of various insurance policy premiums. The notes are secured by the return premiums, dividend payments and certain loss payments of the insurance policies and require 9 monthly principal and interest payments of $61,508. The principal balance outstanding at September 30, 2012 was $487,000.
Corporate - capital lease. In December 2011, the Company entered into a capital lease for the purchase of computer equipment at an interest rate of 7.2%. The two-year lease requires monthly payments of $22,697. The principal balance of the lease at September 30, 2012 was $325,000.
Terminated and/or Transferred Facilities and Loans
Commercial Finance Debt. Due to the November 2011 LEAF Transaction and resulting deconsolidation of LEAF, the Company's commercial finance debt is no longer included in the Company's consolidated financial statements.
Securitization of leases and loans. On October 28, 2011, LEAF completed a $105.0 million securitization. A subsidiary of LEAF issued eight classes of notes which are asset-backed debt, secured and payable by certain assets of LEAF. The notes included interest rates ranging from 0.4% to 5.5%, rated by both Dominion Bond Rating Service, Inc. (“DBRS”) and Moody's Investors Services, Inc., and mature from October 2012 to March 2019. The weighted average borrowings for the period from October 1 to November 16, 2011 were $42.7 million, at a weighted average borrowing rate of 2.6% and an effective interest rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.6%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Guggenheim Securities LLC (“Guggenheim”). At December 31, 2010, LEAF Financial had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million. The bridge facility was repaid in January 4, 2011 and terminated on February 28, 2011. Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million. LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of DBRS-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  The notes were secured and payable only from the underlying equipment leases and loans.  Interest was calculated at a rate of 30-day LIBOR plus a margin rate applicable to each class of notes. The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend. Principal payments on the notes are required to begin when the revolving period ends. The Company was not an obligor or a guarantor of these securities and the facility was non-recourse to the Company. The weighted average borrowings for the period from October 1 to November 16, 2011 (prior to the LEAF deconsolidation) were $68.8 million, at a weighted average borrowing rate of 4.2% and an effective interest rate of 5.1%. The weighted average borrowings for fiscal 2011 were $40.4 million, at a weighted average rate of 4.1% and an effective interest rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.1% . The weighted average borrowings on the bridge loan for fiscal 2011 was $8.7 million, at a weighted average rate of 6.8% and an effective interest rate of 9.2%.
Series 2010-2 term securitization. In May 2010, LEAF Receivables Funding 3, LLC, a subsidiary of LEAF (“LRF3”), issued $120.0 million of equipment contract-backed notes (“Series 2010-2”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RSO contributed the Series 2010-2 notes, along with the underlying lease portfolio, to LEAF. LRF3 is the sole obligor on these notes. The weighted average borrowings for the period from October 1 to November 16, 2011 were $70.1 million at a weighted average borrowing rate of 5.1% and an effective interest rate of 8.5%. The weighted average borrowings during fiscal 2011 were $62.5 million, at a weighted average rate of 5.4%, with an effective interest rate (inclusive of amortization of debt discount and deferred issuance costs) of 8.7% .
Note payable to RSO − commercial finance. On July 20, 2011, RSO entered into an agreement with LEAF pursuant to which RSO agreed to provide a $10.0 million loan to LEAF, of which $6.9 million was funded as of September 30, 2011, with additional funding of $3.1 million prior to the November 16, 2011 deconsolidation.  The loan bore interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly. The loan was secured by the commercial finance assets of LEAF and LEAF's interest in LRF3. Weighted average borrowings for fiscal 2011 were $832,000. In the November 2011 LEAF Transaction, RSO received $8.5 million from LEAF in payment of the outstanding balance and extinguished the loan.
Mortgage.  In November 2007, in conjunction with the acquisition of an equipment leasing company, LEAF entered into a $1.5 million first mortgage due December 2037 on an office building in Moberly, Missouri.  The 8% mortgage, with an outstanding balance of $1.4 million at September 30, 2011, required monthly payments of principal and interest of $11,000.
Capital leases.  LEAF had entered into various capital leases for the purchase of equipment at interest rates ranging from 5.1% to 7.4% and terms ranging from three to five years.  The principal balance of these leases at September 30, 2011 was $114,000.
Corporate Debt − term notes.  In August and September 2011, the Company entered into two term notes totaling $615,000 to finance the payment of various insurance policy premiums.  The notes were secured by the return premiums, dividend payments and certain loss payments of the insurance policies and required nine monthly principal and interest payments of $69,773 and were fully repaid in May 2012.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five fiscal years ending September 30, and thereafter, are as follows (in thousands):

2013	$904
2014	10,284
2015	1,884
2016	219
2017	235
Thereafter	9,494
$23,020
Covenants
The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios. The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.
The mortgage on the Company's hotel property contains financial covenants related to the net worth and liquid assets of the Company. Although non-recourse in nature, the loan is subject to limited standard exceptions (or “carveouts”) which the Company has guaranteed.  These carveouts will expire as the loan is paid down over the next ten years.  The Company has control over the operations of the underlying property, which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.
The Company was in compliance with all of its financial debt covenants as of September 30, 2012.

NOTE 14 – SERVICING LIABILITY – COMMERCIAL FINANCE
During fiscal 2010, the Company sold a portfolio of leases and loans to RSO.  Although it remained as the servicer for the portfolio, the Company agreed not to charge any servicing fees.  Accordingly, the Company recorded a $2.5 million liability for the present value of the estimated costs to service the portfolio.  The liability was eliminated in the formation of LEAF in January 2011 and its reacquisition of the portfolio from RSO.  Amortization of the servicing liability was included as a reduction of commercial finance revenues in the consolidated statements of operations. The table below summarizes the activity for the servicing liability (in thousands):

Year Ended
September 30, 2011
Balance, beginning of period	$(2,362)
Amortization	88
Elimination of the servicing liability due to the contribution of the RSO portfolio in the formation of LEAF	2,274
Balance, end of period	$—

NOTE 15 – COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Company include primarily changes in the fair value, net of tax, of its investment securities available-for-sale and pension liability.  Other comprehensive income (loss) also includes the Company’s share of unrealized losses on hedging contracts held by the commercial finance investment partnerships and LEAF.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table reflects the changes in comprehensive income (loss) (in thousands):

	Years Ended September 30,
	2012	2011	2010
Net income (loss)	$26,182	$(7,429)	$(16,675)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale, net of tax of $853, $(1,643) and $1,481	1,363	(2,564)	2,160
Less: reclassification for losses realized, net of tax of $28, $566 and $568	45	904	870
	1,408	(1,660)	3,030
Minimum pension liability adjustments, net of tax of $(221), $(432) and $(223)	(289)	(632)	(257)
Less: reclassification for losses realized, net of tax of $164 ,$129 and $116	214	169	147
	(75)	(463)	(110)

Unrealized gain (loss) on hedging contracts, net of tax of $13, $(58) and $109	(6)	(75)	192
Deconsolidation of LEAF- unrealized loss on hedging contracts, net of tax of $174	255	—	—
	249	(75)	192

Foreign currency translation gain (loss)	—	368	(384)
Comprehensive income (loss)	27,764	(9,259)	(13,947)
Comprehensive (income) loss attributable to noncontrolling interests	(397)	(775)	3,249
Comprehensive income (loss) attributable to common shareholders	$27,367	$(10,034)	$(10,698)
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, September 30, 2010, net of tax of $(6,071), $(146), $0 and $(1,966)	$(9,761)	$(171)	$(368)	$(2,507)	$(12,807)
Changes during fiscal 2011	(1,660)	(51)	368	(463)	(1,806)
Balance, September 30, 2011, net of tax of $(7,147), $(202), $0 and $(2,271)	(11,421)	(222)	—	(2,970)	(14,613)
Changes during fiscal 2012	1,408	200	—	(75)	1,533
Balance, September 30, 2012, net of tax of $(6,263), $(15), $0 and $(2,328)	$(10,013)	$(22)	$—	$(3,045)	$(13,080)
NOTE 16 – DERIVATIVE INSTRUMENTS
As of September 30, 2012, the Company does not directly engage in derivative activities. As of September 30, 2012, included in Accumulated Other Comprehensive Income (Loss) were net unrealized losses of $13,000 (net of tax benefit of $9,000) related to the Company's equity interests in the hedging activity of LEAF. As of September 30, 2011, included in accumulated other comprehensive loss were unrealized net losses of $181,000 (net of tax benefit and noncontrolling interests of $223,000) related to four LEAF interest rate swap contracts.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

In addition, included in accumulated other comprehensive loss as of September 30, 2012 and 2011 is a net unrealized loss of $9,000 (net of tax benefit of $6,000) and $41,000 (net of tax benefit of $28,000) for instruments held by the commercial finance investment funds in which the Company owns an equity interest. The Company recognized no gains or losses during fiscal 2011 for hedge ineffectiveness.
Prior to the deconsolidation of LEAF, the Company’s investments in commercial finance assets had been structured on a fixed-rate basis, but some of the borrowings on those assets were obtained on a floating-rate basis.  As a result, the Company was exposed to risk if interest rates rose, which in turn, would have increased the Company’s borrowing costs.  In addition, when the Company acquired commercial finance assets, it based its pricing, in part, on the spread it expected to achieve between the interest rate it charged its customers and the effective interest cost the Company paid when it funded the respective borrowings.  Increases in interest rates that increased the Company’s permanent funding costs between the time the assets were originated and the time they were funded could have narrowed, would have eliminated or even reversed this spread.  In conjunction with the securitization of its commercial finance assets in October 2011, three of the four outstanding swap contracts were terminated.
Historically, to manage its interest rate risk, LEAF employed a hedging strategy using derivative financial instruments such as interest rate swaps, which were designated as cash flow hedges.  Accordingly, changes in fair value of those derivatives were recorded in accumulated other comprehensive loss and were subsequently reclassified into earnings when the hedged forecasted interest payments were recognized in earnings.  LEAF did not use derivative financial instruments for trading or speculative purposes.  LEAF managed the credit risk of possible counterparty default in the derivative transactions by dealing exclusively with counterparties with high credit quality.  As of September 30, 2011, the fair value of derivatives in a net liability position related to these agreements was $404,000, net of accrued interest, and for which LEAF had posted $300,000 in cash collateral as security for any unfunded liability.
Derivative instruments were reported at fair value as of September 30, 2011 as follows (in thousands, except number of contracts):

	Notional Amount	Termination Date of Swap	Derivative Liability Reported in Accrued Expenses and Other Liabilities	Number of Contracts
Interest rate swaps designated as cash flow hedges	$60,615	March 15, 2015	$404	4

NOTE 17 – NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests during fiscal 2012 (in thousands):

Noncontrolling interests, beginning of year	$37,360
Net income attributable to noncontrolling interests	348
Other comprehensive income	49
Additional cash contribution made by the Company's partner in the hotel property	84
Distribution made to the Company's partner in the hotel property	(80)
Transactions related to LEAF:
Additional amounts attributed to management holdings	213
Cash portion of LEAF preferred stock dividends to RSO	(98)
Deconsolidation of LEAF	(37,668)
(37,553)
Noncontrolling interest, end of year	$208

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 18 - INCOME TAXES
The following table details the components of the Company's provision (benefit) for income taxes from continuing operations (in thousands):

	Years Ended September 30,
	2012	2011	2010
Current tax provision:
Federal	$—	$51	$1,379
State	959	574	535
Foreign	44	425	—
Total current tax provision	1,003	1,050	1,914
Deferred tax provision (benefit)
Federal	13,787	(4,668)	(5,795)
State	(1,278)	(2,056)	(223)
Foreign	—	1,067	1,454
Total deferred tax provision (benefit)	12,509	(5,657)	(4,564)
Total income tax provision (benefit)	$13,512	$(4,607)	$(2,650)
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is as follows:

	Years Ended September 30,
	2012	2011	2010
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	2	13	12
Deconsolidation adjustment	(6)	—	—
Return permanent adjustments	—	12	(7)
Taxable foreign distributions	—	(6)	—
Valuation allowance for deferred tax assets	2	(4)	(18)
Equity-based compensation expense	—	(3)	(8)
Other items	1	—	(1)
	34%	47%	13%

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Deferred tax assets (liabilities) are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.  The components of deferred tax assets, net, are as follows (in thousands):

	September 30,
	2012	2011
Deferred tax assets related to:
Federal, foreign, state and local operating loss carryforwards	$23,225	$23,594
Capital loss carryforwards	1,314	24,752
Unrealized loss on investments	8,913	9,830
Provision for credit losses	11,288	4,627
Accrued expenses	2,059	3,685
Employee equity compensation awards	906	1,242
Investments in real estate assets	1,076	41
Property and equipment basis differences	—	681
Gross deferred tax assets	48,781	68,452
Less: valuation allowance	(5,812)	(4,858)
	42,969	63,594
Deferred tax liabilities related to:
Investments in partnership interests	(6,001)	(12,013)
Deferred income	(2,312)	—
Property and equipment basis differences	(91)	—
	(8,404)	(12,013)

Deferred tax assets, net	$34,565	$51,581
At September 30, 2012, the Company had gross federal ($38.5 million), state and local ($176.1 million) and foreign ($700,000) net operating tax loss carryforwards ("NOLs") of $215.3 million (deferred tax asset of $23.2 million) that will expire between fiscal 2012 and 2032.  The Company believes it will be able to utilize up to $112.2 million of these NOLs (tax effected benefit of $18.8 million) prior to their expiration and has changed its valuation allowance against gross NOLs from $80.1 million to $103.1 million (tax effected expense of $1.0 million).  In addition, the Company changed its valuation allowance against gross state timing differences of $1.0 million to $2.1 million (tax effected expense of $600,000) that the Company believes it will not be able to use.  Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised.  Management believes it is more likely than not that the other net deferred tax assets will be realized based on tax planning strategies that will generate future taxable income during the periods in which these temporary differences become deductible.
The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York.  The Company is currently undergoing a New York State examination for fiscal 2007 through 2009.  The Company is not subject to IRS examination for fiscal years before 2009 and is not subject to state and local income tax examinations for fiscal years before 2006.
NOTE 19 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period, inclusive of nonvested share-based awards that are entitled to receive non-forfeitable dividends.  The diluted earnings (loss) per share (“Diluted EPS”) computation takes into account the effect of potential dilutive common shares.  Potential common shares, consisting primarily of outstanding stock options, warrants and director deferred shares, are calculated using the treasury stock method.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

Year Ended
September 30, 2012
Shares
Basic shares outstanding	19,740
Dilutive effect of outstanding stock options, warrants and director units	894
Dilutive shares outstanding	20,634
 For fiscal 2011 and 2010, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Accordingly, the following were excluded from the Diluted EPS computation as of September 30, 2011 and 2010: outstanding options to purchase 2.1 million and  2.5 million (weighted average price per share of $9.90 and $9.03), respectively, and warrants to purchase 3,690,000 shares of common shares (exercise price per share of $5.10).  Additionally as of September 30, 2010, there were 69,300 shares, respectively, of restricted stock outstanding (fair value of $16.42 per share) that did not participate in dividends with the common stock and, as such, were also excluded from the Diluted EPS calculation.

NOTE 20 - BENEFIT PLANS
Employee stock options.  As of September 30, 2012, the Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Equity awards from these plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years from the date of grant.
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
The Company did not grant any options during fiscal 2012, 2011 or 2010.
At September 30, 2011 and 2010, the Company had unamortized compensation expense related to nonvested stock options of $45,000 and $202,000, respectively.  The balance of the unamortized compensation at September 30, 2011 was fully expensed during fiscal 2012.  For fiscal 2012, 2011 and 2010, the Company recorded option compensation expense of $45,000, $165,000 and $226,000, respectively.
Restricted stock.  During fiscal 2012, 2011 and 2010, the Company awarded a total of 33,143, 214,568 and 399,156 shares of restricted stock, respectively, valued at $214,000, $1.4 million and $1.7 million, respectively, and recorded compensation expense for outstanding restricted stock of $1.2 million, $1.9 million and $2.7 million (of which $38,000, $33,000 and $232,000 related to the accelerated vesting of awards for certain terminated employees), respectively.
In January 2011, in connection with the formation of LEAF, all of the outstanding restricted stock of LEAF Financial held by its senior management were exchanged for 1,000 shares of restricted stock of LEAF.  The Company recorded equity-based compensation expense related to the LEAF and LEAF Financial restricted stock of $94,000 and $57,000 for fiscal 2011 and 2010, respectively. No compensation expense was recorded for these shares for fiscal 2012.
Performance-based awards.  The Company issues performance-based awards which are earned based on the achievement of specified goals as of a designated measurement date.  The goals typically include such measures as earnings per share, return on equity, revenues and assets under management.  During fiscal 2012, 2011 and 2010, the Company awarded 0, 36,000, and 0 shares of performance-based restricted stock, respectively, and recorded compensation expense of $38,000, $0 and $96,000 during fiscal 2012, 2011 and 2010, respectively, related to performance awards that had been earned.  There were 6,000 nonvested earned performance-based restricted shares outstanding as of September 30, 2012 (none at September 30, 2011).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Unearned Performance-based Restricted Stock	Shares
Outstanding, beginning of year	136,000
Awarded	—
Earned	(12,000)
Forfeited	(100,000)
Outstanding, end of year	24,000
Aggregate information regarding the Company’s employee stock options as of September 30, 2012 is as follows:

Stock Options Outstanding	Shares		Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance, beginning of year	2,083,215		$9.90	2.5	$1,636,000
Granted	—		$—
Exercised	(1,034,738)		$(3.58)
Forfeited and/or expired	(3,251)		$(19.06)
Balance, end of year	1,045,226		$16.12	3	$21,594

Exercisable, September 30, 2012	1,045,226		$—
Available for grant	861,296	(1)

(1)
At the Company’s 2011 Annual Meeting, shareholders approved an 800,000 increase in the shares authorized for grant under the Company’s 2005 Plan.  The shares available for grant reflect this increase, as reduced by restricted stock award grants, net of forfeitures.

The following table summarizes the activity for nonvested employee stock options and restricted stock (excluding performance-based awards) during fiscal 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Stock Options
Outstanding, beginning of year	22,687	$3.48
Granted	—	$—
Vested	(22,687)	$(3.48)
Forfeited and/or expired	—	$—
Outstanding, end of year	—	$—

Nonvested Restricted Stock
Outstanding, beginning of year	649,007	$5.85
Granted	45,143	$6.42
Vested and issued	(278,125)	$(6.86)
Forfeited	(12,830)	$(4.77)
Outstanding, end of year	403,195	$5.23
Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has three plans for its non-employee directors (“Eligible Directors”), the 1997 Director Plan, the 2002 Director Plan, and the 2012 Director Plan.  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.
The 1997 Director Plan has issued all of its authorized 173,450 units.  As of September 30, 2012 and 2011, there were 104,070 units vested and outstanding under this plan.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Eligible Directors are eligible to participate in the 2002 and 2012 Director Plans.  Upon becoming a director, each Eligible Director receives units equal to a share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to their share compensation divided by the closing price of the Company’s common stock on the date of grant.  Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units, except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service.  Upon termination of service by an Eligible Director, shares of common stock are issued for vested units and all nonvested units are forfeited.
The 2002 Director Plan provides for the issuance of 173,450 units and terminated on April 29, 2012, such that the plan can no longer make any additional grants (grants outstanding remain unaffected). As of September 30, 2012, there were 130,956 units outstanding (of which 115,052 were vested) under the 2002 Director Plan.
The 2012 Director Plan provides for the issuance of up to a maximum of 200,000 units and will terminate on March 8, 2022, except with respect to previously awarded grants. As of September 30, 2012, there were 9,654 units outstanding (none of which were vested) under the 2012 Director Plan.
Aggregate information regarding the Company’s three director plans at September 30, 2012 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Director Units
Outstanding, beginning of year	238,737	$6.56
Granted	30,255	$5.95
Issued	(19,612)	$(6.88)
Forfeited	(4,697)	$(4.79)
Outstanding, end of year	244,683	$6.38

Vested units	219,125	$6.41
Available for grant	190,346
The following table summarizes the activity for outstanding nonvested director units during fiscal 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Director Units
Outstanding, beginning of year	34,115	$6.38
Granted	30,255	$5.95
Vested	(34,115)	$(6.38)
Forfeited	(4,697)	$(4.79)
Outstanding, end of year	25,558	$6.16
Employee Stock Ownership Plan.  The Company had sponsored an Employee Stock Ownership Plan (“ESOP”) which was a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older, completed 1,000 hours of service and were employed by the Company for one year.  Contributions to the ESOP were funded by the Company.   Vested shares held by the plan were distributed upon the termination of the participant’s employment with the Company.  The Company has terminated the ESOP and, in connection with this termination, distributed the remaining plan assets to participants and liquidated the ESOP trust in the fourth quarter of fiscal 2012.  There was no compensation expense recorded related to this plan during fiscal 2012, 2011 or 2010.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  Prior to January 1, 2012, the Company matched 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1,000 hours of service and having been employed by the Company for one year.  The match earned prior to January 1, 2012 vests over a period of five years.   On January 1, 2012, the Plan was amended to become a Safe Harbor Plan and the match was changed to equal (1) 100% of participant contributions up to the first 3% of participant compensation, plus (2) 50% of participant contributions on the next 2% of participant compensation. In addition, matching contributions made after January 1, 2012 are 100% vested. The Company has recorded compensation expense of $465,000, $712,000 and $1.1 million for matching contributions during fiscal 2012, 2011 and 2010, respectively.
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The 1999 Trust, a secular trust, purchased and holds 100,000 shares of the common stock of TBBK ($1.0 million fair value at September 30, 2012).  The Company held 33,509 shares of TBBK as of September 30, 2011 which were all sold during fiscal 2012 to fund SERP distribution payments to Mr. E. Cohen. The Company anticipates funding $838,000 to the Plan during fiscal 2013 in order for the Plan to pay the annual benefit.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Years Ended September 30,
	2012	2011	2010
Interest cost	$325	$366	$430
Less: expected return on plan assets	(70)	(66)	(59)
Plus: Amortization of unrecognized loss	378	298	263
Net cost	$633	$598	$634
The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	September 30,
	2012		2011
Projected benefit obligation, beginning of year	$8,216		$7,626
Interest cost	325		366
Actuarial loss	847		1,062
Benefit payments	(838)		(838)
Projected benefit obligation, end of year	$8,550		$8,216

Fair value of plan assets, beginning of year	$1,167		$1,106
Actual gain on plan assets	407		61
Fair value of plan assets, end of year	$1,574		$1,167

Unfunded status	$(6,976)		$(7,049)
Unrecognized net actuarial loss	5,373		5,241
Net accrued cost	$(1,603)		$(1,808)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(6,976)		$(7,049)
Accumulated other comprehensive loss	3,045	(1)	2,970
Deferred tax asset	2,328		2,271
Net liability recognized	$(1,603)		$(1,808)

(1)	The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next fiscal year is $399,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

As of September 30, 2012, the fair value of the SERP plan asset by level within the fair value hierarchy was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Equity securities - TBBK	$1,574	$—	$—	$1,574
The SERP is expected to make benefit payments based on the same assumptions used to measure the Company’s benefit obligation at September 30, 2012 (2.9% discount rate, 6% expected return on assets) over the next five fiscal years ending September 30, and thereafter, as follows (in thousands):

2013	$838
2014	827
2015	782
2016	757
2017	729
Thereafter	3,131
$7,064

NOTE 21 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30,
	2012	2011
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$13,904	$29,725
Real estate investment entities (2)	18,247	19,796
Financial fund management investment entities	2,193	2,652
RSO	6,555	2,539
Other	152	103
Receivables from managed entities and related parties	$41,051	$54,815

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$3,900	$1,010
Other	480	222
Payables to managed entities and related parties	$4,380	$1,232

(1)
Reflects $25.1 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on a change in estimated cash distributions, are not expected to be collectible.

(2)	Reflects $2.5 million of reserves for credit losses related to management fees owed from two real estate investment entities that, based on projected cash flows, are not expected to be collectible.

(3)	Reflects $2.9 million in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Years Ended September 30,
	2012	2011	2010
Fees from unconsolidated investment entities:
Real estate (1)	$17,301	$12,847	$11,638
Financial fund management (2)	3,183	4,391	3,445
Commercial finance (3)	—	—	10,637
RSO:
Management, incentive and servicing fees	16,460	12,270	10,938
Dividends paid	2,174	2,455	2,278
Reimbursement of costs and expenses	3,597	2,688	1,794
CVC Credit Partners – reimbursement of net costs and expenses	1,866	—	—
RRE Opportunity REIT:
Reimbursement of costs and expenses	874	1,843	1,824
Dividends paid	14	—	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(2,172)	—	—
Payment for rent and related expenses	(686)	—	—
Reimbursement of net costs and expenses	288	—	—
1845 Walnut Associates Ltd. – payment of rent and operating expenses	(637)	(706)	(567)
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(216)	(203)	(197)
Atlas Energy, L.P. – reimbursement of net costs and expenses	634	1,070	871
Ledgewood P.C. – payment for legal services	(564)	(555)	(295)
Graphic Images, LLC – payment for printing services	(216)	(111)	(94)
The Bancorp, Inc. – reimbursement of net costs and expenses	135	34	—
9 Henmar LLC – payment of broker/consulting fees	(46)	(50)	(55)

(1)
Reflects discounts recorded by the Company of $216,000, $512,000 and $463,000 recorded in fiscal 2012, 2011 and 2010 in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)	For fiscal 2010, excludes a $2.3 million gain on the repurchase of limited partner interests in two of the Trapeza partnerships.

(3)	During fiscal 2012, 2011 and 2010, the Company waived $4.7 million, $8.1 million and $3.8 million, respectively, of its fund management fees from its commercial finance investment entities.
Relationship with RSO.  Since March 2005, the Company has had a management agreement with RSO pursuant to which it provides certain services, including investment management and certain administrative services, to RSO.  The agreement, which had an original maturity date of March 31, 2009, continues to renew automatically for one-year terms unless at least two-thirds of the independent directors or a majority of the outstanding common shareholders agree to not renew it.  The Company receives a base management fee, incentive compensation, property management fees and reimbursement for out-of-pocket expenses.  The base management fee is equal to 1/12th of the amount of RSO’s equity, as defined by the management agreement, multiplied by 1.50%.  In October 2009, February 2010 and March 2012, the management agreement was further amended such that RSO will directly reimburse the Company for the wages and benefits of RSO's chief financial officer, an executive officer who devotes all of his time to serve as RSO’s chairman of the board, and a sufficient number of accounting professionals, each of whom will be exclusively dedicated to RSO's operations (number and amounts charged are reviewed and approved by RSO's Board of Directors), and a director of investor relations who will be 50% dedicated to RSO's operations.  In August 2010, the agreement was further amended to reduce the incentive management fee earned by the Company for any fees paid directly by RSO to employees, agents and/or affiliates of the Company with respect to profits earned by a taxable REIT subsidiary of RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company is required to remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in four Apidos CLOs by the calculated equity used to determine the base management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC.
In June 2012, the management agreement was amended to include the RSO preferred shares issued in addition to its common shares as equity for purposes of calculating the Company's base management fees.
In February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans whose management contracts RSO had acquired.  In connection with the services provided, in February 2011 the management agreement was further amended to permit RSO to pay Apidos-CVC 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects and reimburse its expenses relative to the management of these CLOs.
In July 2011, RSO agreed to provide LEAF with up to $10.0 million in debt financing, of which $6.9 million was funded as of September 30, 2011 and $3.1 million was funded in the period prior to deconsolidation. The interest rate on the loan was fixed rate at 8.0% per annum on the unpaid principal balance, payable quarterly.  In conjunction with the November 2011 LEAF deconsolidation, the loan was settled for $8.5 million.
In January 2010, RSO advanced $2.0 million to the Company under an 8% promissory note that matures on January 14, 2015.  Interest is payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment entities.
     LEAF Financial originated and managed commercial finance assets on behalf of RSO prior to the formation of LEAF in January 2011.  The leases and loans were typically sold to RSO at fair value plus an acquisition fee of 1% in addition to a 1% fee to then service the assets.  During fiscal 2011, LEAF Financial sold $2.3 million of leases and loans to RSO prior to the formation of LEAF.  During fiscal 2010, LEAF Financial sold approximately $116.0 million of leases and loans to RSO for which LEAF Financial did not receive acquisition or servicing fees and, accordingly, recognized a loss of $7.5 million, consisting of an estimated loss reserve of $3.0 million (up to a maximum of approximately $5.9 million of delinquent assets could be returned), a servicing liability of $2.5 million and a $2.0 million write-off of previously unreimbursed capitalized costs associated with the portfolio.  During fiscal 2010, LEAF Financial also sold an additional $10.3 million of leases and loans to RSO.  In addition, from time to time, LEAF Financial repurchased leases and loans from RSO at a price equal to their fair value as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment was upgraded and facilitation of the timely resolution of problem accounts when collection was considered likely.  LEAF Financial repurchased $140,000 of leases and loans from RSO during fiscal 2010. There were no repurchases during fiscal 2011. As part of the November 2011 LEAF Transaction, RSO transferred its remaining portfolio of leases and loans to LEAF.
In December 2009, the Company recorded an adjustment of $200,000 ($173,000 net of tax) related to equity-based compensation expense for previously issued RSO restricted stock and options awarded to members of the Company’s management.  The Company determined that the amounts that related to prior fiscal years and quarters were immaterial to all prior fiscal years and quarters, including the impact on earnings per share and, therefore, recognized the full adjustment during the first quarter of fiscal 2010.  The effect on full-year net earnings for fiscal 2010 was immaterial.
Resource Securities has periodically facilitated transactions on behalf of RSO.  No fees have been charged by Resource Securities related to these transactions.
Relationship with CVC Credit Partners. In conjunction with the sale of Apidos to CVC, the Company received, in part, a 33% limited partner interest in CVC Credit Partners, a joint venture between the Company and CVC, and a 33% interest in the General Partner of CVC Credit Partners (see Note 1 for a more detailed description of the transaction). Mr. Jonathan Z. Cohen, the Company's Chief Executive Officer and President, serves as the chairman of the board of CVC Credit Partners for an initial term extending to December 31, 2013 so long as the Company holds at least 10% of the partnership interests. In addition, so long as the Company holds at least 25% of the partnership interests, the Company's consent will be required for all non-routine partnership actions, including dispositions and acquisitions in excess of specified thresholds, declarations of distributions, appointment and termination of senior employees, establishment of new investment funds and financings in excess of specified thresholds.
In accordance with the shared services agreement it has with CVC Credit Partners, the Company will receive $94,000 per month for reimbursement of various operating costs and expenses it incurs on behalf of the partnership.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Relationship with LEAF. The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF. In addition, the Company subleases office space in Philadelphia, Pennsylvania from LEAF under a lease that expires in August 2013.
Sub-servicing agreement with LEAF for the commercial finance investment funds. The Company entered into a sub-servicing agreement with LEAF to provide management services for the commercial finance funds. The fee is equal to LEAF's costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each commercial finance fund's borrowing base under its credit facilities or securitizations. In addition, LEAF is entitled to an evaluation fee equal to 50% of any acquisition or similar fee collected by the Company in connection with the acquisition of any new lease or loan contracts for which LEAF provides evaluation services.
Transactions between LEAF Financial and its investment entities.  LEAF and LEAF Financial originated and manage leases and loans on behalf of the commercial finance funds for which LEAF Financial is also is the general partner.  Prior to the LEAF deconsolidation in November 2011, leases and loans were sold to the commercial finance funds at fair value plus an origination fee not to exceed 2%.  During fiscal 2012, 2011 and 2010, LEAF and LEAF Financial sold a total of $1.5 million, $821,000 and $65.9 million, respectively, of leases and loans to the commercial finance funds.  In addition, from time to time LEAF Financial repurchased leases and loans from the commercial finance funds.  During fiscal 2011 and 2010, LEAF Financial repurchased $0 and $6.0 million, respectively, of leases and loans from the commercial finance funds at a price equal to their fair value.
Relationship with RRE Opportunity REIT.  The Company formed RRE Opportunity REIT in fiscal 2009.  The Company is entitled to receive reimbursements for costs associated with the formation and operating expenses of RRE Opportunity REIT.  As of September 30, 2012, the Company had a $138,000 receivable due from RRE Opportunity REIT.
On June 17, 2011, the Company loaned $1.4 million to RRE Opportunity REIT at a rate of interest of 6.5% with a maturity of six months.  The loan was repaid on June 28, 2011, along with related interest.
Relationship with Atlas Energy, L.P. (“Atlas”).  Mr. E. Cohen is the Company’s Chairman of the Board and is the chief executive officer (“CEO”) and president of the general partner of Atlas, and Mr. Jonathan Z. Cohen (“Mr. J. Cohen”), the Company’s CEO and President, is the general partner’s chairman of the board.  Atlas subleases office space from the Company and also reimburses the Company for certain shared services.  In addition, the Company subleases office space from Atlas on a month to month basis. At September 30, 2012, the Company had a $52,000 receivable balance from Atlas.
Relationship with 1845 Walnut Associates Ltd.  The Company owns a 5% investment in a real estate partnership that owns a building at 1845 Walnut Street, Philadelphia in which the Company also leases office space.  In February 2009, the Company amended its lease for its offices in this building to extend the lease termination date through May 2013. In October 2012, the Company signed a new ten-year lease for 28,930 square feet of office space in the same building commencing in August 2013. The Company was provided a tenant allowance of $1.4 million for renovation of the office and the lease provides for a five-year extension.
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
Relationship with retirement trusts.  The Company has established two trusts to fund the SERP for Mr. E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($1.0 million fair value at September 30, 2012).  See “Relationship with TBBK,” below. This trust and its assets are not included in the Company’s consolidated balance sheets.  However, trust assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” held 33,509 shares of TBBK common stock (fair value of $240,000) at September 30, 2011, all of which were sold during fiscal 2012.  The SERP liability of $7 million is included in accrued expenses and other liabilities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Relationship with TBBK.  Mr. D. Cohen is the chairman of the board and Mrs. Betsy Z. Cohen, (“Mrs. B. Cohen”, who is the wife of Mr. E. Cohen (Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen and D. Cohen) is the CEO of TBBK and its subsidiary bank.  Beginning in June 2011, the Company sublet a portion of its New York office space to TBBK.  In fiscal 2012 and 2011, the Company sold 33,509 and 90,210 of its shares of TBBK common stock for $262,000 and $790,000, respectively, and realized gains of $22,000 and $186,000, respectively.  The Company did not sell any of its TBBK stock during fiscal 2010.  In addition, TBBK provides banking and operational services to LEAF Financial.  During fiscal 2012, 2011 and 2010, LEAF Financial paid $0, $5,000, and $13,000, respectively, in fees to TBBK.  Additionally, the Company held cash deposits of $41,000 at TBBK at September 30, 2012 and 2011, respectively.
Relationship with certain directors, officers, employees and other related parties.  The Company serves as the general partner of seven partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest.  For four of these partnerships, the total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Mr. J. Cohen is entitled to receive 10%.  Nine individuals, four of whom are employees of the Company, are entitled to receive the remaining 38.5%.  For the remaining three partnerships, the total participation authorized by the Company's compensation committee was 50% of the 20% carried interest. Six individuals, five of whom are employees of the Company, are entitled to receive the remaining 50%. No carried interest had been earned by any of the individuals through September 30, 2012.
Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the property underlying one of the Company’s real estate investments.  Mr. E. Cohen is the chairman of BCMI.
In March 2008, the Company sold a 19.99% interest in two indirect subsidiaries that hold a hotel property in Savannah, Georgia to a limited liability company owned by Mr. Adam Kauffman ("Mr. A. Kauffman")for $1 million plus $130,000 in fees, and recognized a gain of $612,000.  The terms of the sale agreement provided an option to Mr. A. Kauffman, who is president of BCMI, to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased.  The purchase option expired in July 2011.  Mr. A. Kauffman now has a right-of-first-offer to purchase the balance of the Company’s interest in the hotel.
In November 2012, the Company paid a $95,000 fee to BCMI in connection with the negotiations and ultimate sale of a property in which the Company had a loan investment.
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2011, the Company agreed to increase its advances to an affiliated real estate limited partnership under a revolving note to $3.0 million (from $2.0 million), bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.4 million and $2.2 million as of September 30, 2012 and 2011, respectively, which are included in Receivables from Managed Entities and Related Parties, net of allowance for credit losses. The Company recorded $56,000 and $69,000 of interest income on this loan during fiscal 2012 and 2011, respectively. Based on projected collectability concerns, determined by applying current asset values, these amounts have been fully reserved.

NOTE 22 – OTHER INCOME, NET
The following table details other income, net (in thousands):

	Years Ended September 30,
	2012	2011	2010
RSO dividends	$2,174	$2,455	$2,278
Interest income	541	547	434
Other expense, net	(612)	(760)	(121)
Other income, net	$2,103	$2,242	$2,591

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 23– FAIR VALUE
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
Level 3 − Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and that are, consequently, not based on market activity, but upon particular valuation techniques.
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
For the real estate managed entity receivables, the Company assumes the fair value of the real estate investment funds through the sale of the underlying properties. The net proceeds are applied first to the payoff of the lenders and then to the payment of distributions due to investors; any balance remaining is then available to repay the amounts due to the Company. The balance sheet date fair value of the properties are individually calculated based on capitalized net operating income, which are derived from capitalization rates from a third-party research firm (for the region in which the properties are located, based on actual sales data for properties sold during the past year) as applied to the Company's internally-generated projected operating results for each of the respective properties. These projections are historically based on and are adjusted for current trends in the marketplace and specific changes as applicable by property.
With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 12.4%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investments in RSO and TBBK common stock.
Investment securities − trading securities. The Company uses third-party dealer quotes or bids and recent transactions to estimate the fair value of its trading securities (Level 3).
Investment securities − CLO securities. The fair value of CLO securities is based on internally generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. Unobservable inputs into these models include default, recovery, discount and deferral rates, prepayment speeds and reinvestment interest spreads (Level 3).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The significant unobservable inputs used in the fair value measurement of the Company's CLO securities are prepayment rates, probability of default, loss severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.
Investment in real estate. The Company received an offer for the sale of one of its assets included in Investments in Real Estate. The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge during fiscal 2012 (Level 2). The property was subsequently sold in November 2012.
Investment in real estate- office building. The Company's investment in an office building, located in Philadelphia, Pennsylvania was determined to be impaired during fiscal 2012. The Company determined the fair value of the building using an estimated loan to value based on stabilized projected cash flows (Level 3).
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
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's investment in the Apidos-CVC preferred stock, valued at $6.8 million, as well as the corresponding contractual commitment valued at $589,000, were both based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
Investment in LEAF. The Company's investment in LEAF, also based on a third-party valuation, was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of the Company's investment in LEAF as a result of the November 2011 LEAF Transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions (Level 3).
The following items are included in the Company's fair value disclosures at September 30, 2011. Due to the LEAF transaction, they are no longer included in the consolidated financial statements at September 30, 2012:
Retained interest − commercial finance. During fiscal 2010, the Company sold leases and loans to third-parties in which portions of the proceeds were retained by the purchasers. The purchasers had the right to return leases and loans that default within periods ranging from approximately six to forty-eight months after the date of sale and to deduct the applicable percentage from the retained proceeds. The Company determined the fair value of these retained interests by calculating the present value of future expected cash flows using key assumptions for credit losses and discount rates based on historical experience and repayment terms (Level 3).
Interest rate swaps. These instruments were valued by a third-party pricing agent using an income approach and utilizing models that used as their primary basis readily observable market parameters. This valuation process considered factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Company determined that the majority of the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilized Level 3 inputs, such as estimates of credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of these derivatives. As a result, the Company determined that these derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Impaired loans and leases - commercial finance. Leases and loans were considered impaired when they are 90 or more days past due and were placed on non-accrual status. The Company recorded an allowance for the impaired loans and leases based upon historical experience (Level 3).
As of September 30, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Investment securities	$15,697	$—	$6,835	$22,532
As of September 30, 2011, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$12,768	$—	$2,356	$15,124
Retained financial interest – commercial finance	—	—	22	22
Total	$12,768	$—	$2,378	$15,146
Liability:
Interest rate swap	$—	$404	$—	$404
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during fiscal 2012 (in thousands):

	Investment Securities	Retained Financial Interest
Balance, beginning of year	$2,356	$22
Purchases	7,570	—
Income accreted	823	—
Payments and distributions received	(2,827)	—
Sales	(2,999)	—
Impairment recognized in earnings	(74)	—
Gains on sales of trading securities	909	—
Unrealized holding gain on trading securities	1,108	—
Deconsolidation of LEAF	—	(22)
Change in unrealized losses – included in accumulated other comprehensive loss	(31)	—
Balance, end of year	$6,835	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during fiscal 2011 (in thousands):

	Investment Securities	Retained Financial Interest
Balance, beginning of year	$6,223	$273
Purchases, sales, issuances and settlements, net	(2,946)	—
Loss on sale of investment securities, net	(1,470)	—
Income accreted	948	—
Payment and distributions received	(861)	(251)
Change in unrealized losses – included in accumulated other comprehensive loss	462	—
Balance, end of year	$2,356	$22
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$3,771	Discounted cash flow	Constant default rate	2%
			Loss severity rate	30%
			Constant prepayment rate	25%
			Reinvestment price on collateral	99%
			Discount rate	20%
Investment securities - trading securities. Since the Company uses third party dealer marks to estimate the fair value of its nonmarketable trading securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2012 have not been provided.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Year Ended September 30, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$16,752	$16,752
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred equity	—	—	6,792	6,792
Investment in LEAF	—	—	1,749	1,749
Total	$—	$727	$54,799	$55,526
Liability:
Apidos contractual commitment	$—	$—	$589	$589

Year Ended September 30, 2011:
Assets:
Investments in commercial finance – impaired loans and leases	$—	$—	$310	$310
Receivables from managed entities	—	—	18,941	18,941
Total	$—	$—	$19,251	$19,251
Liability:
Guggenheim - secured revolving credit facility	$—	$—	$49,266	$49,266
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	September 30, 2012		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$41,051	$41,051	$54,815	$39,224
Investments in commercial finance – loans held for investment	—	—	19,640	19,550
	$41,051	$41,051	$74,455	$58,774
Borrowings:
Real estate debt	$10,531	$11,554	$10,700	$10,700
Senior Notes	10,000	11,364	16,263	17,438
Corporate secured credit facilities and note	—	—	8,743	8,743
Other debt	2,489	2,491	3,807	2,909
Commercial finance debt	—	—	183,146	183,146
	$23,020	$25,409	$222,659	$222,936
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The carrying value of the Company's corporate secured revolving credit facilities and term note approximates their fair values because of their variable interest rates. The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest for similar loans at September 30, 2012 and 2011. The carrying value of the Company's commercial finance debt approximated its fair value due to its recent issuance at September 30, 2011 and was deconsolidated during the Company's first quarter ended December 31, 2011 (all fair values are Level 3).

NOTE 24 - COMMITMENTS AND CONTINGENCIES
Leases. The Company leases office space and equipment under leases with varying expiration dates through 2020.  Rental expense, net of subleases, was $1.7 million, $2.6 million and $3.2 million for fiscal 2012, 2011 and 2010, respectively.  The Company’s office space leases in New York and in Philadelphia contain extension clauses.  The Company has the ability to extend the New York lease for an additional five-year term, and one of the Philadelphia leases provides one option to extend for an additional five-year term.  In addition, one of the Philadelphia office leases allows the Company to terminate the lease early with a termination payment to the landlord in January 2020. At September 30, 2012, future minimum rental commitments (net of subleases) under operating and capital leases over the next five fiscal years ending September 30, and thereafter were as follows (in thousands):

	Operating	Capital	Total
2013	$1,802	$250	$2,052
2014	2,000	91	2,091
2015	2,043	—	2,043
2016	2,064	—	2,064
2017	1,994	—	1,994
Thereafter	7,537	—	7,537
	$17,440	$341	$17,781
LEAF lease valuation commitment. In accordance with the November 2011 LEAF Transaction, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3. To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF3 equity as of September 30, 2012 was in excess of this commitment and, therefore, no liability was required.
Limited loan guarantee. The Company and two of its commercial finance investment partnerships, Lease Equity Appreciation Fund I, L.P. (“LEAF I”) and Lease Equity Appreciation Fund II, L.P. (“LEAF II”), have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for LEAF I and December 21, 2013 for LEAF II), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II). If the Company were required to make any such payments under the guarantee in the future, it would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount their loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, the Company has no recorded liability under the guarantee.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 as of September 30, 2012 and 2011.  As of September 30, 2012 and 2011, Resource Securities net capital was $447,000 and $254,000, respectively, which exceeded the minimum requirements by $347,000 and $154,000, respectively.
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at September 30, 2012 and 2011.
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
The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $1.1 million as of September 30, 2012 for funds already invested to date.
In July 2011, the Company entered into an agreement with one of the TIC programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company advanced funds totaling $1.7 million as of September 30, 2012 which is included in Investments in real estate on the Consolidated Balance Sheets.
The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
     As of September 30, 2012, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 25 – DISCONTINUED OPERATIONS
In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the property owner relinquishing certain control rights, the Company would make payments to the owner under stipulated circumstances.  On April 7, 2011, the Company was formally notified that a trigger event had occurred on March 17, 2011 and, accordingly, it accrued the present value of $3.4 million for the payout due to the owner under the agreement, which was reflected as a $2.2 million loss, net of tax, from discontinued operations in the consolidated statements of operations. Discontinued operations in fiscal 2012 represent the continuing accretion of that liability. The remaining liability of $862,000 is included in Accrued expenses and other liabilities on the consolidated balance sheets at September 30, 2012 and will be repaid in monthly installments until April 2013.
The discontinued operations for fiscal 2010 primarily reflects the reversal of previously recorded interest and penalty assessments related to IRS tax examinations for fiscal 2004 and 2005, which were settled in fiscal 2010.
The summarized operating results of discontinued operations are as follows (in thousands):

	Years Ended September 30,
	2012	2011	2010
(Loss) income from discontinued operations	$(90)	$(3,387)	$622
Benefit for income taxes	32	1,185	—
(Loss) income from discontinued operations, net of tax	$(58)	$(2,202)	$622

NOTE 26 - OPERATING SEGMENTS
The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Year Ended September 30, 2012:
Revenues from external customers	$38,162	$18,700	$4,135	$—	$60,997
Equity in earnings (losses) of unconsolidated entities	2,433	3,257	(2,251)	—	3,439
Total revenues	40,595	21,957	1,884	—	64,436
Segment operating expenses	(29,669)	(17,086)	(2,414)	—	(49,169)
Restructuring expenses	—	—	—	(365)	(365)
General and administrative expenses	(356)	(2,683)	—	(7,421)	(10,460)
Gain on sale of leases and loans	—	—	37	—	37
Impairment charges	(2,280)	—	—	—	(2,280)
Provision for credit losses	(342)	—	(16,904)	—	(17,246)
Depreciation and amortization	(1,303)	(126)	(1,556)	(668)	(3,653)
Gain on sale and deconsolidation of subsidiaries	—	54,542	8,749	—	63,291
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)
Gain on sale of investment securities, net	—	41	—	22	63
Other-than-temporary impairment on investments	—	(74)	—	—	(74)
Interest expense	(856)	—	(1,749)	(2,136)	(4,741)
Other income (expense), net	522	2,104	—	(523)	2,103
Pretax loss (income) attributable to noncontrolling interests (2)	5	—	(224)	—	(219)
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	6,316	58,675	(12,177)	(13,281)	39,533
Intercompany interest (expense) income	—	—	(29)	29	—
Income (loss) from continuing operations including noncontrolling interest before taxes	$6,316	$58,675	$(12,206)	$(13,252)	$39,533

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Year Ended September 30, 2011:
Revenues from external customers	$30,275	$22,904	$22,460	$—	$75,639
Equity in earnings (losses) of unconsolidated entities	8,105	2,937	(665)	—	10,377
Total revenues	38,380	25,841	21,795	—	86,016
Segment operating expenses	(24,465)	(20,562)	(15,207)	—	(60,234)
General and administrative expenses	(327)	(3,176)	—	(8,019)	(11,522)
Gain on sale of leases and loans	—	—	659	—	659
Provision for credit losses	(2,193)	—	(8,468)	—	(10,661)
Depreciation and amortization	(1,279)	(164)	(8,766)	(530)	(10,739)
Gain on sale of management contract	—	6,520	—	—	6,520
Gain on extinguishment of servicing and repurchase liability	—	—	4,426	—	4,426
(Loss) gain on sale of investment securities, net	—	(1,384)	—	186	(1,198)
Interest expense	(1,109)	—	(8,563)	(5,671)	(15,343)
Other income (expense), net	544	2,590	13	(905)	2,242
Pretax loss attributable to noncontrolling interests (2)	52	—	99	—	151
Income (loss) including noncontrolling interests before intercompany interest expense and taxes	9,603	9,665	(14,012)	(14,939)	(9,683)
Intercompany interest (expense) income	—	—	(1,678)	1,678	—
Income (loss) from continuing operations including noncontrolling interests before taxes	$9,603	$9,665	$(15,690)	$(13,261)	$(9,683)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Year Ended September 30, 2010:
Revenues from external customers	$31,042	$27,243	$25,573	$—	$83,858
Equity in earnings (losses) of unconsolidated entities	869	5,897	(1,896)	—	4,870
Total revenues	31,911	33,140	23,677	—	88,728
Segment operating expenses	(20,780)	(21,028)	(18,164)	—	(59,972)
General and administrative expenses	(316)	(3,668)	(428)	(8,560)	(12,972)
Loss on sale of leases and loans	—	—	(8,097)	—	(8,097)
Impairment charges	—	—	(2,828)	—	(2,828)
Provision for credit losses	(49)	(1)	(5,159)	—	(5,209)
Depreciation and amortization	(1,304)	(196)	(5,693)	(649)	(7,842)
Other-than-temporary impairment on investments	—	(480)	—	(329)	(809)
Interest expense	(1,074)	(3)	(6,271)	(5,738)	(13,086)
Loss on sale of loans and investment securities, net	—	(451)	—	—	(451)
Other income (expense), net	387	2,429	1	(226)	2,591
Pretax loss attributable to noncontrolling interests (2)	61	8	4,854	—	4,923
Income (loss) including noncontrolling interests before intercompany interest expense and taxes	8,836	9,750	(18,108)	(15,502)	(15,024)
Intercompany interest (expense) income	—	—	(6,115)	6,115	—
Income (loss) from continuing operations including noncontrolling interests before taxes	$8,836	$9,750	$(24,223)	$(9,387)	$(15,024)

Segment assets
September 30, 2012	$169,727	$82,862	$15,497	$(71,343)	$196,743
September 30, 2011	162,950	39,246	260,808	(40,498)	422,506
September 30, 2010	155,434	36,647	81,053	(39,292)	233,842

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic information.  There were no revenues generated from the Company's European operations during fiscal 2012. During fiscal 2011, the Company recognized a $5.1 million net gain on the sale of its management contract with, and equity investment in, REMI I.  Revenues generated from the Company’s European operations totaled $2.3 million for fiscal 2010.  Included in segment assets as of September 30, 2012, 2011 and 2010 were $726,000, $5.4 million and $7.1 million, respectively, of European assets.
Major customer.  During fiscal 2012, 2011 and 2010, the management, incentive, servicing and acquisition fees that the Company received from RSO were 26%, 14% and 12%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 27 – UNAUDITED QUARTERLY FINANCIAL DATA
The following sets forth the Company’s operating results by quarter (in thousands, except share data):

Quarterly Results for Fiscal 2012 (1)	December 31	March 31	June 30	September 30
Revenues	$18,664	$14,780	$13,784	$17,208
Operating loss	(3,465)	(3,565)	(5,507)	(6,163)
Income (loss) from continuing operations	583	(2,331)	30,294	(2,306)
Loss from discontinued operations	(20)	(16)	(14)	(8)
Net income (loss)	563	(2,347)	30,280	(2,314)
Add: net (income) loss attributable to noncontrolling interests	(378)	39	(45)	36
Net income (loss) attributable to common shareholders	185	(2,308)	30,235	(2,278)

Basic earnings (loss) per common share:
Continuing operations	$0.01	$(0.12)	$1.53	$(0.11)
Discontinued operations	—	—	—	—
Net income (loss)	$0.01	$(0.12)	$1.53	$(0.11)

Diluted earnings (loss) per common share:
Continuing operations	$0.01	$(0.12)	$1.44	$(0.11)
Discontinued operations	—	—	—	—
Net income (loss)	$0.01	$(0.12)	$1.44	$(0.11)

Quarterly Results for Fiscal 2011 (2)	December 31	March 31	June 30	September 30
Revenues	$16,680	$20,347	$27,589	$21,400
Operating (loss) income	(5,610)	(3,679)	3,764	(956)
(Loss) income from continuing operations	(1,192)	(1,830)	115	(2,320)
Loss from discontinued operations	—	(2,153)	(23)	(26)
Net (loss) income	(1,192)	(3,983)	92	(2,346)
Add: net loss (income) attributable to noncontrolling interests	625	(283)	(503)	(638)
Net loss attributable to common shareholders	(567)	(4,266)	(411)	(2,984)

Basic and Diluted loss per common share:
Continuing operations	$(0.03)	$(0.11)	$(0.02)	$(0.15)
Discontinued operations	—	(0.11)	—	—
Net loss	$(0.03)	$(0.22)	$(0.02)	$(0.15)

(1)	Fiscal 2012 – significant events by quarter:

•
December 31 – included a $8.7 million ($6.9 million net of tax) gain on the deconsolidation of LEAF ($0.35 per share-diluted) and a $2.2 million ($1.7 million net of tax, or $0.09 per share-diluted) loss on the extinguishment of debt in conjunction with the modification and partial redemption of the Company's Senior Notes in November 2011.

•
March 31 – included a restructuring charge of $365,000 ($233,000 net of tax, or $0.01 per share-diluted) which consisted of severance and benefits for terminated employees; the decrease in staffing levels reflected the Company's decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

•
June 30 – included a $54.7 million ($33.8 million net of tax, or $1.61 per share-diluted) gain on the sale of Apidos, offset, in part, by a $5.7 million ($3.5 million net of tax, or $0.17 per share diluted) provision for credit losses related to management fees owed from three of the commercial finance investment entities that, based on a change in estimated cash flows, were not expected to be collectible.

•
September 30 – included an additional $6.3 million ($2.3 million net of tax, or $0.11 per share-diluted) provision for credit losses related to management fees owed from three of the commercial finance investment entities and a $2.2 million ($812,000 net of tax, or $0.04 per share diluted) impairment charge on a legacy real estate investment.

(2)	Fiscal 2011 – significant events by quarter:

•	December 31 – included a net gain of $5.1 million ($3.2 million net of tax, or $0.17 per share-diluted) on the sale of the Company’s management contract and equity investment in REM I.

•
March 31 – included a $3.4 million ($2.2 million net of tax, or $0.11 per share-diluted) loss from discontinued operations in connection with the March 2006 sale of a real estate loan in which the Company agreed to make payments under certain circumstances to the owner.  In March 2011, a triggering event occurred.

•	June 30 – included a $7.6 million ($3.3 million net of tax, or $0.17 per share-diluted) equity gain based on the Company’s interest in an office building that was sold in Washington, DC.

•
September 30 – the gain related to the third quarter sale of the Washington, DC building increased by $800,000 ($361,000 net of tax, or $0.02 per share-diluted) based on the release of funds from escrow.

NOTE 28 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-K and determined there were no events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework.  Based upon this assessment, our management concluded that, as a result of the following material weakness, our internal control over financial reporting surrounding our valuation for two of our legacy real estate investments was not effective as of September 30, 2012.
The Company's processes, procedures and controls related to certain valuations were not effective to ensure that the values assigned to certain assets were accurately reported. The Company did not maintain effective controls over the supervision, review and analysis of supporting working papers for the valuations noted above. As a result, these balances required adjustments to be recorded in accordance with generally accepted accounting principles.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2012.  Their report dated December 14, 2012, which is included following this Item 9A, expressed an adverse opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the material weakness noted above, there has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan for Material Weakness in Internal Control Over Financial Reporting
We developed the following plan to remediate the material weakness in our valuation of two legacy real estate investments identified above.  On a quarterly basis, we will analyze and confirm the accuracy of any significant changes in the methods and assumptions used in valuing our legacy real estate portfolio to ensure that the value of the assets are properly reported.
We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting relating to valuations of our legacy assets and will address the related material weakness that we identified as of September 30, 2012.

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited Resource America, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management concluded that its internal control over financial reporting surrounding its valuation for two of its legacy real estate investments was not effective as of September 30, 2012.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Resource America, Inc. and subsidiaries as of September 30, 2012 and 2011 and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended September 30, 2012. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 financial statements, and this report does not affect our report dated December 14, 2012, which expressed an unqualified on those financial statements.

We do not express an opinion or any form of assurance on management's statement referring to post year-end remediation to address the material weakness.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
December 14, 2012

Back to Index

Back to Index

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders, to be filed on or before January 28, 2013 (“2013 proxy statement”), which is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our 2013 proxy statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our 2013 proxy statement, which is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.
The information required by this item will be set forth in our 2013 proxy statement, which is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our 2013 proxy statement, which is incorporated herein by this reference.

Back to Index

Back to Index

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2012 and 2011
Consolidated Statements of Operations for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity for the Years Ended
September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements − September 30, 2012

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
10.1(c)
Second Amendment to the Amended and Restated Loan and Security Agreement and Joinder to Loan Documents, dated as of February 15, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors set forth therein. (11)

10.1(d)
Third Amendment to the Amended and Restated Loan and Security Agreement and Joinder to Loan Documents, dated as of November 16, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors set forth therein. (13)

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (3)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.7(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (6)
10.7(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)

Back to Index

Back to Index

10.7(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.9	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011. (10)
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Stock Purchase Agreement by and among LEAF Commercial Capital, Inc., LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp., Resource America, Inc. and the Purchasers named therein, dated November 16, 2011. (10)

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

Back to Index

Back to Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
December 14, 2012	By:	/s/ Jonathan Z. Cohen
JONATHAN Z. COHEN
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	December 14, 2012
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	December 14, 2012
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	December 14, 2012
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	December 14, 2012
CARLOS C. CAMPBELL

/s/ Donald W. Delson	Director	December 14, 2012
DONALD W. DELSON

/s/ Hersh Kozlov	Director	December 14, 2012
HERSH KOZLOV

/s/ Robert L. Lerner	Director	December 14, 2012
ROBERT L. LERNER

/s/ Andrew M. Lubin	Director	December 14, 2012
ANDREW M. LUBIN

/s/ John S. White	Director	December 14, 2012
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	December 14, 2012
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President	December 14, 2012
ARTHUR J. MILLER	and Chief Accounting Officer
(Principal Accounting Officer)

Back to Index

Back to Index

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-off Against the Allowance, Net of Recoveries		Balance at End of Year
Allowance for management fees – commercial finance:
September 30, 2012	$8,312	$16,766	$—		$25,078
September 30, 2011	1,075	7,237	—		8,312
September 30, 2010	—	1,852	(777)		1,075

Allowance for management fees – real estate:
September 30, 2012	$2,178	$324	$—		$2,502
September 30, 2011	—	2,178	—		2,178
September 30, 2010	—	—	—		—

Allowance for investments in real estate loans:
September 30, 2012	$—	$—	$—		$—
September 30, 2011	49	—	(49)		—
September 30, 2010	1,585	49	(1,585)		49

Allowance for investments in commercial finance assets:
September 30, 2012	$430	$138	$(568)	(1)	$—
September 30, 2011	900	1,231	(1,701)		430
September 30, 2010	3,210	3,307	(5,617)		900

Allowance for investments in loans held for investment:
September 30, 2012	$—	$—	$—		$—
September 30, 2011	—	—	—		—
September 30, 2010	—	1	(1)		—

Allowance for rent receivables:
September 30, 2012	$15	$18	$—		$33
September 30, 2011	—	15	—		15
September 30, 2010	—	—	—		—

(1)    Includes a $482,000 reduction due to the deconsolidation of LEAF.

Back to Index

Back to Index

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
September 30, 2012
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income is Computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real Estate Owned:
Hotel Savannah, GA	$10,531	$10,187	$2,376	$16,849	$5,230	1853	6/30/2005	40 years
Commercial Philadelphia, PA	—	2,874	585	1,268	362	1924	1/9/2009	37 years
Assets of Consolidated Variable Interest Entity (a):
Commercial Retail Elkins West, WV	—	1,600	—	1,511	784	1963	7/1/2003	40 years
	$10,531	$14,661	$2,961	$19,628	$6,376

(a)
The date acquired reflects the date the Company adopted the provisions of FASB Accounting Standards Codification, or ASC, section 810-10.  Amounts as reflected for the variable interest entity are on a one-quarter lag as permitted under ASC 810-10.

Based on an internal assessment of fair value, the Company determined that the office building was impaired and, accordingly, recorded a charge of $2.2 million in fiscal 2012. The Company received an offer for the sale of the commercial property, which is consolidated through a VIE. The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge of $89,000 during fiscal 2012. The property was subsequently sold in November 2012.

	Years Ended September 30,
	2012	2011	2010
Balance, beginning of year	$23,467	$23,234	$25,241
Additions:
Improvements	307	233	293
	23,774	23,467	25,534
Deductions:
Cost of real estate sold	—	—	2,300
Other - write down	2,280	—	—
LEAF deconsolidation	1,866	—	—
Balance, end of year	$19,628	$23,467	$23,234

Back to Index

Back to Index

Resource America, Inc.
SCHEDULE IV
Mortgage Loans on Real Estate
September 30, 2012
(in thousands)

	Years Ended September 30,
	2012	2011	2010
Balance, beginning of year	$—	$49	$4,447

Additions:
Other	—	—	2,027
	—	49	6,474
Deductions:
Collections of principal	—	—	4,840
Charge-offs	—	(49)	1,585
	—	(49)	6,425
Balance, end of year	$—	$—	$49

Back to Index