Form 10-Q
period 2012-12-31
RESOURCE AMERICA, INC.
filed 2013-02-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on February 1, 2013 was 20,149,369 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	September 30, 2012
ASSETS	(unaudited)
Cash	$11,899	$19,393
Restricted cash	638	642
Receivables	468	3,554
Receivables from managed entities and related parties, net	38,685	41,051
Investments in real estate, net	18,041	19,149
Investment securities, at fair value	25,533	22,532
Investments in unconsolidated loan manager	37,221	36,356
Investments in unconsolidated entities	13,156	12,993
Property and equipment, net	2,590	2,732
Deferred tax assets, net	35,373	34,565
Other assets	6,726	3,776
Total assets	$190,330	$196,743

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,556	$23,042
Payables to managed entities and related parties	3,567	4,380
Borrowings	22,610	23,020
Total liabilities	47,733	50,442

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,069,822 and 29,866,664 shares issued (including nonvested restricted stock of 604,353 and 403,195), respectively	295	294
Additional paid-in capital	286,048	285,844
Accumulated deficit	(27,137)	(24,508)
Treasury stock, at cost; 9,914,090 and 9,756,955 shares, respectively	(103,472)	(102,457)
Accumulated other comprehensive loss	(13,416)	(13,080)
Total stockholders’ equity	142,318	146,093
Noncontrolling interests	279	208
Total equity	142,597	146,301
	$190,330	$196,743

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2012	2011
REVENUES:
Real estate	$13,154	$8,666
Financial fund management	2,675	6,579
Commercial finance	(124)	3,419
	15,705	18,664
COSTS AND EXPENSES:
Real estate	7,998	7,192
Financial fund management	1,017	5,804
Commercial finance	(49)	1,963
General and administrative	2,256	2,896
Gain on sale of leases and loans	—	(37)
Provision for credit losses	5,152	2,250
Depreciation and amortization	492	2,061
	16,866	22,129
OPERATING LOSS	(1,161)	(3,465)

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	—	8,749
Loss on extinguishment of debt	—	(2,190)
Gain on sale of investment securities, net	—	58
Interest expense	(522)	(2,974)
Other income, net	588	559
	66	4,202
(Loss) income from continuing operations before taxes	(1,095)	737
Income tax (benefit) provision	(241)	154
(Loss) income from continuing operations	(854)	583
Loss from discontinued operations, net of tax	(6)	(20)
Net (loss) income	(860)	563
Net income attributable to noncontrolling interests	(587)	(378)
Net (loss) income attributable to common shareholders	$(1,447)	$185

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(1,441)	$205
Discontinued operations	(6)	(20)
Net (loss) income	$(1,447)	$185

Basic (loss) earnings per share:
Continuing operations	$(0.07)	$0.01
Discontinued operations	—	—
Net (loss) income	$(0.07)	$0.01
Weighted average shares outstanding	20,077	19,641

Diluted (loss) earnings per share:
Continuing operations	$(0.07)	$0.01
Discontinued operations	—	—
Net (loss) income	$(0.07)	$0.01
Weighted average shares outstanding	20,077	20,039

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended
	December 31,
	2012	2011
Net (loss) income	$(860)	$563

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(328) and $616	(406)	985
Less: reclassification for losses realized, net of tax of $0 and $0	—	—
	(406)	985
Minimum pension liability - reclassification for losses realized, net of tax of $37 and $36	62	47

Unrealized gain (loss) on hedging contracts, net of tax of $6 and $(74)	8	(129)
Deconsolidation of LEAF- unrealized loss on hedging contracts net of tax of $0 and $174	—	255
	8	126

Comprehensive (loss) income	(1,196)	1,721
Comprehensive income attributable to noncontrolling interests	(587)	(427)
Comprehensive (loss) income attributable to common shareholders	$(1,783)	$1,294

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
THREE MONTHS ENDED DECEMBER 31, 2012
(in thousands, except share data)
(unaudited)

		Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, October 1, 2012	20,109,709	$294	$285,844	$(24,508)	$(102,457)	$(13,080)	$146,093	$208	$146,301
Net loss	—	—	—	(1,447)	—	—	(1,447)	587	(860)
Issuance of common shares	—	1	—	—	—	—	1	—	1
Treasury shares issued	6,872	—	(26)	—	72	—	46	—	46
Stock-based compensation	203,158	—	230	—	—	—	230	—	230
Repurchases of common stock	(164,007)	—	—	—	(1,087)	—	(1,087)	—	(1,087)
Cash dividends	—	—	—	(1,182)	—	—	(1,182)	—	(1,182)
Distributions	—	—	—	—	—	—	—	(516)	(516)
Other comprehensive income	—	—	—	—	—	(336)	(336)	—	(336)
Balance, December 31, 2012	20,155,732	$295	$286,048	$(27,137)	$(103,472)	$(13,416)	$142,318	$279	$142,597

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(860)	$563
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	550	3,087
Provision for credit losses	5,152	2,250
Unrealized gain on trading securities	(164)	—
Equity in earnings of unconsolidated entities	(1,201)	(557)
Distributions from unconsolidated entities	1,011	1,163
Gain on sale of leases and loans	—	(37)
Gain on sale of investment securities, net	(307)	(58)
Gain on sale of assets	(831)	—
Gain on sale and deconsolidation of subsidiaries	—	(8,749)
Loss on extinguishment of debt	—	2,190
Deferred income tax (benefit) provision	(241)	154
Equity-based compensation issued	205	498
Equity-based compensation received	(206)	—
Trading securities purchases and sales, net	(1,828)	—
Loss from discontinued operations	6	20
Changes in operating assets and liabilities	(4,666)	(1,432)
Net cash used in operating activities	(3,380)	(908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80)	(106)
Payments received on real estate loans and real estate	712	1,550
Investments in real estate and unconsolidated real estate entities	(1,012)	(127)
Purchase of commercial finance assets	—	(18,483)
Principal payments received on leases and loans	3	9,031
Cash divested on deconsolidation of LEAF	—	(2,284)
Purchase of investments	(1,323)	(600)
Proceeds from sale of loans and investments	—	207
Net cash used in investing activities	(1,700)	(10,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	—	128,845
Principal payments on borrowings	(229)	(123,823)
Dividends paid	(593)	(569)
Repurchase of common stock	(1,078)	(939)
Preferred stock dividends paid by LEAF to RSO	—	(188)
Decrease (increase) in restricted cash	3	(633)
Other	(150)	(2,250)
Net cash (used in) provided by financing activities	(2,047)	443
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(367)	(375)
Net cash used in discontinued operations	(367)	(375)

Decrease in cash	(7,494)	(11,652)
Cash, beginning of year	19,393	24,455
Cash, end of period	$11,899	$12,803

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three months ended December 31, 2012 may not necessarily be indicative of the results of operations for the full year ending September 30, 2013.

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
Variable interests in the Company's real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. As of September 30, 2012, the Company had one such variable interest that it consolidated. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved. See Note 8 for additional disclosures pertaining to VIEs.
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
Real estate - rent receivables. The Company evaluates the collectability of the rent receivables for the properties it owns and fully reserves for amounts after they are 90 days past due. Amounts are charged off when they are deemed to be uncollectible.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Recent Accounting Standards
Newly-Adopted Accounting Principle
The Company’s adoption of the following standard during fiscal 2013 did not have a material impact on its consolidated financial position, results of operations or cash flows:
Comprehensive income (loss). In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of reclassification adjustments. This guidance became effective for the the Company beginning October 1, 2012 and the Company has presented the required disclosures.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Cash (paid) received:
Interest	$(467)	$(2,077)
Income tax payments	(61)	(118)
Refunds of income taxes	71	97

Dividends declared per common share	$0.03	$0.03

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$9	$8
Issuance of treasury stock for the Company's investment savings plan	72	126
Effects from the deconsolidation of entities:(1)
Restricted cash	$—	$20,282
Receivables from managed entities and related parties, net	—	(3,411)
Receivables	—	954
Investments in commercial finance, net	—	199,955
Investments in unconsolidated entities	—	7,049
Property and equipment, net	—	3,754
Deferred tax assets, net	—	4,558
Goodwill		7,969
Other assets	—	6,806
Accrued expense and other liabilities	—	(10,208)
Payables to managed entities and related parties	—	(98)
Borrowings	—	(202,481)
Accumulated other comprehensive loss	—	255
Noncontrolling interests	—	(37,668)

(1)
Reflects the deconsolidation of LEAF Commercial Capital, Inc. ("LEAF") during the three months ended December 31, 2011. As a result of the deconsolidation of this entity, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 4 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of December 31, 2012 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$40,112	$40,112	$118	$40,230
Real estate investment entities	816	744	17,062	18,622	2,002	20,624
Financial fund management entities	6	—	47	53	2,140	2,193
RSO	—	—	—	—	8,020	8,020
Other	41	—	—	41	137	178
	863	744	57,221	58,828	12,417	71,245
Rent receivables - real estate	4	10	58	72	40	112
Total financing receivables	$867	$754	$57,279	$58,900	$12,457	$71,357

(1)
Receivables are presented gross of an allowance for credit losses of $29.6 million, $2.5 million and $457,000 related to the Company’s commercial finance, real estate and financial fund management investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended December 31, 2012:
Balance, beginning of year	$27,580	$—	$33	$27,613
Provision for credit losses	5,120	(3)	35	5,152
Charge-offs	(140)		—	(140)
Recoveries	—	3	—	3
Balance, end of period	$32,560	$—	$68	$32,628

Ending balance, individually evaluated for impairment	$32,560	$—	$—	$32,560
Ending balance, collectively evaluated for impairment	—	—	68	68
Balance, end of period	$32,560	$—	$68	$32,628

Three Months Ended December 31, 2011:
Balance, beginning of year	$10,490	$430	$15	$10,935
Provision for credit losses	2,085	151	14	2,250
Charge-offs	—	(124)	—	(124)
Recoveries	—	25	—	25
Deconsolidation of LEAF	—	(482)	—	(482)
Balance, end of period	$12,575	$—	$29	$12,604

Ending balance, individually evaluated for impairment	$12,575	$—	$—	$12,575
Ending balance, collectively evaluated for impairment	—	—	29	29
Balance, end of period	$12,575	$—	$29	$12,604
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of December 31, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$71,245	$—	$71,245
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of year	$71,245	$112	$71,357
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$68,631	$—	$68,631
Ending balance, collectively evaluated for impairment	—	45	45
Balance, end of year	$68,631	$45	$68,676

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of December 31, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$8,633	$38,219	$29,586	$38,110
Receivables from managed entities – real estate	2,291	4,808	2,517	4,630
Receivables from managed entities – financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	68	68	40

As of September 30, 2012:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$12,865	$37,943	$25,078	$38,060
Receivables from managed entities – real estate	2,181	4,683	2,502	4,511
Rent receivables – real estate	12	45	33	45
The Company had no impaired financing receivables without a specific allowance as of December 31, 2012 and September 30, 2012.
NOTE 5 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Properties owned, net of accumulated depreciation of $5,781 and $5,592:
Hotel property (Savannah, Georgia)	$11,107	$11,619
Office building (Philadelphia, Pennsylvania)	1,058	906
	12,165	12,525
Commercial property (Elkins, West Virginia), net of accumulated depreciation of $0 and $784	—	727
Partnerships and other investments	5,876	5,897
Total investments in real estate, net	$18,041	$19,149
The commercial property, consolidated through a VIE, was sold in November 2012.
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

2013	$944
2014	872
2015	662
2016	487
2017	396
Thereafter	546
$3,907

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 6 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	December 31, 2012	September 30, 2012
Available-for-sale securities	$20,168	$19,468
Trading securities	5,365	3,064
Total investment securities, at fair value	$25,533	$22,532
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
Equity securities	$33,467	$100	$(18,401)	$15,166
CLO securities	3,712	1,290	—	5,002
Total	$37,179	$1,390	$(18,401)	$20,168
September 30, 2012
Equity securities	$33,260	$86	$(17,649)	$15,697
CLO securities	2,484	1,302	(15)	3,771
Total	$35,744	$1,388	$(17,664)	$19,468
Equity securities.  The Company holds approximately 2.7 million shares of RSO common stock (together with options to acquire 2,166 shares at an exercise price of $15.00 per share expiring in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. ("TBBK") common stock.  These investments are pledged as collateral for the Company’s secured corporate credit facilities.
CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interest in five and four CLO issuers that it directly and/or through its joint venture has structured and manages at December 31, 2012 and September 30, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2012. For the three months ended December 31, 2012 and 2011, the Company had net unrealized gains on these securities totaling $164,000 and $0 , respectively, as well as realized gains from sales of trading securities of $307,000 and $0 , respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations.
During the three months ended December 31, 2011, the Company sold 26,517 shares of TBBK stock held in a Rabbi Trust for the Supplemental Employment Retirement Plan ("SERP") for its former Chief Executive Officer and recognized net gains of $17,000. The Company held 6,992 shares of TBBK common stock valued at $50,000 as of December 31, 2011; these shares were subsequently sold during fiscal 2012.
Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2012:
Equity securities	$193	$(13)	1	$12,280	$(18,579)	1
CLO securities	—	—	—	—	—	—
Total	$193	$(13)	1	$12,280	$(18,579)	1
September 30, 2012
Equity securities	$—	$—	—	$12,161	$(17,976)	1
CLO securities	1,274	(15)	1	—	—	—
Total	$1,274	$(15)	1	$12,161	$(17,976)	1
The unrealized losses in RSO common stock reflected in the above table are considered to be temporary impairments due to market factors and not reflective of credit deterioration. In making the determination, the Company considers its role as the external manager of RSO and the value of its management contract, which includes a substantial fee for termination of the manager. As a consequence and because of its intent and ability to hold its investment in RSO, the Company does not consider the unrealized losses to be other-than-temporary impairments.

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	December 31, 2012	September 30, 2012

Real estate investment entities	1% – 10%	$8,397	$8,043
Financial fund management partnerships	3% − 11%	3,847	3,983
Trapeza entities	33% − 50%	912	967
Investments in unconsolidated entities		$13,156	$12,993
Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 17).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements.
Included in investments in unconsolidated entities is the Company's $1.8 million investment in the Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is currently in the offering stage. The Company accounts for its investment in RRE Opportunity REIT on the cost method since the Company owns less than 1% of the shares outstanding. The Company will evaluate these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment was recorded.
Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos Capital Management, LLC (“Apidos”)CLO business to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”) on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the joint venture, CVC Credit Partners, which includes the Apidos operations, in Financial Fund Management Revenues on the consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

As a part of the transactions in forming the CVC Credit Partners joint venture, the Company received a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on pre-joint venture CLO's managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at December 31, 2012, on the cost method. As the incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. On a quarterly basis, the Company will evaluate the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. To the extent that the investment in preferred equity has been reduced to zero, all subsequent distributions will be recorded as income.

NOTE 8 − VARIABLE INTEREST ENTITIES
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
Consolidated VIE
The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets as of September 30, 2012 (in thousands):

September 30, 2012
Cash and property and equipment, net	$727
Accrued expenses and other liabilities	189
In November 2012, the property underlying the loan was sold for a gain of $831,000 of which $793,000 was attributable to noncontrolling interests; as such, the Company will no longer consolidate the real estate VIE.
VIEs not consolidated
The Company’s investments in RSO, RRE Opportunity REIT, and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from manged entities and related parties, net on the consolidated balance sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2012.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2012 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RSO	$7,685	$14,958	$22,643
RRE Opportunity REIT	—	1,792	1,792
Ischus entities	237	—	237
Trapeza entities	—	912	912
	$7,922	$17,662	$25,584

(1)	Exclusive of expense reimbursements due to the Company.

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	December 31, 2012	September 30, 2012
Accounts payable and other accrued liabilities	$8,773	$8,627
SERP liability (see Note 13)	6,803	6,976
Accrued wages and benefits	4,428	5,396
Trapeza clawback (see Note 17 )	1,181	1,181
Real estate loan commitment	371	862
Total accrued expenses and other liabilities	$21,556	$23,042

NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31, 2012		September 30, 2012
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,366	—	—
		—	—
Other Debt:
Senior Notes		10,000	10,000
Note payable to RSO		1,570	1,677
Mortgage debt		10,473	10,531
Other debt		567	812
Total borrowings		$22,610	$23,020

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at December 31, 2012 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Credit Facilities
TD Bank, N.A. (“TD Bank”).  On November 19, 2012, the Company amended its agreement with TD Bank to extend the maturity of the TD Bank facility to December 31, 2014, to set the interest rate on borrowings as either (a) the prime rate of interest plus 2.25% or (b) the London Interbank Offered Rate ("LIBOR") plus 3% and to eliminate the previous floor of 6.0%. The LIBOR rate used varies from one to six months, depending upon the period of the borrowing, at the Company's election. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 1,969,843 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future RSO base management fees to be earned or (b) the maximum revolving credit facility amount.
There were no borrowings outstanding as of or during the three months ended December 31, 2012 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for letters of credit. Weighted average borrowings on the line of credit for the three months ended December 31, 2011 were $5.4 million at a weighted average borrowing rate of 6.0%, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 10.6%. Weighted average borrowings for the term note portion of the facility (which was repaid in full by the Company in November 2011) for the three months ended December 31, 2011 were $771,000 at a weighted average borrowing rate of 6.0% and an effective interest rate of 38.2% (reflecting the accelerated amortization of deferred finance costs).
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three months ended December 31, 2012 and 2011 and the availability as of December 31, 2012 was $3.4 million.
Senior Notes
In December 2012, the Company modified the terms of its $10.0 million 9% Senior Notes that remained outstanding following the partial repayment referred to below to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding. The Company accounted for these warrants as a discount to the original notes. Upon the modification and partial repayment of the Senior Notes in November 2011, the Company expensed the remaining $2.2 million of unamortized discount. The effective interest rate (inclusive of the amortization of deferred finance fees and the discount for the warrants for fiscal 2012) for the three months ended December 31, 2012 and 2011 was 9.5% and 20.6%, respectively. Until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.
Terminated and/or Transferred Facilities and Loans
Commercial Finance Debt. The Company was not an obligor or a guarantor of these facilities and these facilities were non-recourse to the Company except for the Series 2010-2 term securitization (see Note 17 for a description of the Company's obligations with respect to the Series 2010-2 term securitization). Due to the November 2011 deconsolidation of LEAF, the Company's commercial finance debt is no longer included in the Company's consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Guggenheim Securities LLC (“Guggenheim”). At December 31, 2010, LEAF Financial Corporation ("LEAF Financial") had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million. The bridge facility was repaid on January 4, 2011 and terminated on February 28, 2011. Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million. LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of DBRS-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  The notes were secured and payable only from the underlying equipment leases and loans.  Interest was calculated at a rate of 30-day LIBOR plus a margin rate applicable to each class of notes. The revolving period of the facility ends on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend. Principal payments on the notes were required to begin when the revolving period ends. The weighted average borrowings for the period from October 1 to November 16, 2011 (prior to the LEAF deconsolidation) were $68.8 million, at a weighted average borrowing rate of 4.2% and an effective interest rate of 5.1%.
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
Note payable to RSO − commercial finance. On July 20, 2011, RSO entered into an agreement with LEAF pursuant to which RSO agreed to provide a $10.0 million loan to LEAF, of which $6.9 million was funded as of September 30, 2011, with additional funding of $3.1 million prior to the November 16, 2011 deconsolidation.  The loan bore interest at a fixed rate of 8.0% per annum on the unpaid principal balance, payable quarterly. The loan was secured by the commercial finance assets of LEAF and LEAF's interest in LRF3. In November 2011, RSO received $8.5 million from LEAF in payment of the outstanding balance and extinguished the loan.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five fiscal years ending December 31, and thereafter, are as follows (in thousands):

2013	$753
2014	198
2015	11,782
2016	224
2017	240
Thereafter	9,413
$22,610
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
The Company was in compliance with all of its financial debt covenants as of December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated Other Comprehensive Loss as of December 31, 2012 and September 30, 2012 are net unrealized losses of $4,000 (net of tax benefit of $2,000) and $9,000 (net of tax benefit of $6,000), respectively, related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest. In addition, at December 31, 2012 and September 30, 2012, the Company had a net unrealized loss of $10,000 (net of tax benefit of $7,000) and $13,000 (net of tax benefit of $9,000), respectively, included in Accumulated Other Comprehensive Loss for hedging activity of LEAF. The Company has no other hedging activity as of December 31, 2012.
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
Balance, September 30, 2012, net of tax of $(6,263), $(15) and $(2,328)	$(10,013)	$(22)	$(3,045)	$(13,080)
Changes during fiscal 2013	(406)	8	62	(336)
Balance, December 31, 2012, net of tax of $(6,592), $(10), and $(2,290)	$(10,419)	$(14)	$(2,983)	$(13,416)
NOTE 12 – EARNINGS (LOSS) PER SHARE
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

Three Months Ended
December 31, 2011
Shares
Basic shares outstanding	19,641
Dilutive effect of outstanding stock options, warrants and director units	398
Dilutive shares outstanding	20,039
 For the three months ended December 31, 2012, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Accordingly, the following were excluded from the Diluted EPS computation: outstanding options to purchase 1.0 million shares of common stock (weighted average price per share of $16.26), and warrants to purchase 3,690,000 shares of common shares (exercise price per share of $5.10).

NOTE 13 - BENEFIT PLANS
Supplemental Employment Retirement Plan ("SERP"). The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer ("CEO").  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The components of net periodic benefit costs for the SERP were as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	For the Three Months Ended December 31,
	2012	2011
Interest cost	$59	$80
Less: expected return on plan assets	(23)	(18)
Plus: Amortization of unrecognized loss	100	83
Net cost	$136	$145

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	December 31, 2012	September 30, 2012
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$10,644	$13,904
Real estate investment entities (2)	18,107	18,247
Financial fund management investment entities	1,736	2,193
RSO	8,020	6,555
Other	178	152
Receivables from managed entities and related parties	$38,685	$41,051

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$3,300	$3,900
Other	267	480
Payables to managed entities and related parties	$3,567	$4,380

(1)
Includes $29.6 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $2.5 million of reserves for credit losses related to management fees owed from two real estate investment entities that, based on projected cash flows, are not expected to be collectible.

(3)	Includes $3.2 million in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended December 31,
	2012	2011
Fees from unconsolidated investment entities:
Real estate (1)	$4,017	$3,768
Financial fund management	760	850
Commercial finance (2)	—	—
RSO:
Management, incentive and other fees	4,849	3,830
Dividends paid	534	631
Reimbursement of costs and expenses	1,160	705
CVC Credit Partners – reimbursement of net costs and expenses	216	—
RRE Opportunity REIT:
Reimbursement of costs and expenses	75	105
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(382)	(405)
Payment for rent and related expenses	(197)	(120)
Reimbursement of net costs and expenses	59	60
1845 Walnut Associates Ltd. – payment of rent and operating expenses	(154)	(106)
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(54)	(59)
Atlas Energy, L.P. – reimbursement of net costs and expenses	144	169
Ledgewood P.C. – payment for legal services	(53)	(155)
Graphic Images, LLC – payment for printing services	(27)	(8)
The Bancorp, Inc. – reimbursement of net costs and expenses	28	45
9 Henmar, LLC – payment of broker/consulting fees	(19)	(18)

(1)
Includes discounts recorded by the Company of $538,000 and $76,000 recorded in the three months ended December 31, 2012 and 2011 in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)	During the three months ended December 31, 2012 and 2011, the Company waived $751,000 and $1.5 million, respectively, of fund management fees from its commercial finance investment entities.
Purchases of related party trading securities. The Company engages in structured finance security trading, both as an agent, through through the Company's registered broker-dealer subsidiary, Resource Securities, Inc. ("Resource Securities"), and for the Company. During the three months ended December 31, 2012, the Company purchased $5.9 million notional value of notes of Alesco Financial, Inc. ("Alesco") for $239,000 which were sold for a gain of $121,000 during the three months ended December 31, 2012. Alesco merged with Cohen & Company, Inc. in December 2009 which then changed its name to Institutional Financial Markets, Inc. ("IFMI") in January 2011. Mr. Daniel G. Cohen, is the CEO and Chief Investment Officer of IFMI and is the brother of the Company's CEO, Mr. Jonathan Z. Cohen, and the son of Mr. E. Cohen, the Company's Chairman.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the property underlying one of the Company’s real estate investments.  Mr. E. Cohen is the chairman of BCMI.
In November 2012, the Company paid a $95,000 fee to BCMI in connection with the negotiations and ultimate sale of a property in which the Company had a loan investment.
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2011, the Company agreed to advance up to $3.0 million to an affiliated real estate limited partnership under a revolving note, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.5 million and $2.4 million as of December 31, 2012 and September 30, 2012, respectively, which are included in Receivables from Managed Entities and Related Parties, net of allowance for credit losses. The Company recorded $18,000 and $16,000 of interest income on this loan during the three months ended December 31, 2012 and 2011, respectively. Based on projected collectability concerns, determined by applying current asset values, these amounts have been fully reserved.
NOTE 15 – OTHER INCOME, NET
The following table details other income, net (in thousands):

	Three Months Ended December 31,
	2012	2011
RSO dividends	$534	$631
Interest income	162	124
Amortization of unrecognized loss - SERP (see Note 13)	(100)	(83)
Other expense, net	(8)	(113)
Other income, net	$588	$559
NOTE 16– FAIR VALUE
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

For the real estate managed entity receivables, the Company assumes the fair value of the real estate investment funds through the sale of the underlying properties. The net proceeds are applied first to the payoff of the lenders and then to the payment of distributions due to investors; any balance remaining is then available to repay the amounts due to the Company. The balance sheet date fair values of the properties are individually calculated based on capitalized net operating income, which are derived from capitalization rates from a third-party research firm (for the region in which the properties are located, based on actual sales data for properties sold during the past year) as applied to the Company's internally-generated projected operating results for each of the respective properties. These projections are historically based on and are adjusted for current trends in the marketplace and specific changes as applicable by property.
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
Investment securities − trading securities. The Company uses third-party dealer quotes or bids to estimate the fair value of its trading securities (Level 3).
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
Investment in real estate. During fiscal 2012, the Company received an offer for the sale of one of its assets included in Investments in Real Estate. The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge during fiscal 2012 (Level 2). The property was subsequently sold in November 2012.
Investment in real estate - office building. The Company's investment in an office building, located in Philadelphia, Pennsylvania was determined to be impaired during fiscal 2012. The Company determined the fair value of the building using an estimated loan to value based on stabilized projected cash flows (Level 3).
Investment in CVC Credit Partners. The Company utilized a third-party valuation firm to value its investment in CVC Credit Partners and its preferred interest. The joint venture investment was valued at $28.6 million based on the weighted average of several calculations, including implied transaction, dividend discount, discounted cash flow, and guideline public company models. These valuation models required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which took into consideration the current economic environment and credit market conditions (Level 3).
Investment in Apidos-CVC preferred interest and contractual commitment. The Company's preferred interest in Apidos-CVC, valued at $6.8 million, as well as the corresponding contractual commitment valued at $589,000, were both based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Investment in LEAF. The Company's investment in LEAF, also based on a third-party valuation, was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions (Level 3).
As of December 31, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Investment securities	$15,166	$—	$10,367	$25,533
As of September 30, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$15,697	$—	$6,835	$22,532
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the three months ended December 31, 2012 (in thousands):

Investment Securities
Balance, beginning of year	$6,835
Purchases	4,608
Income accreted	223
Payments and distributions received	(613)
Sales	(1,160)
Gain on sales of trading securities	307
Unrealized holding gain on trading securities	164
Change in unrealized losses – included in accumulated other comprehensive loss	3
Balance, end of period	$10,367
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during for the fiscal year ended September 30, 2012 (in thousands):

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
DECEMBER 31, 2012

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$5,002	Discounted cash flow	Constant default rate	2%
			Loss severity rate	30%
			Constant prepayment rate	25%
			Reinvestment price on collateral	99.5%
			Discount rate	20%
Investment securities - trading securities. Since the Company uses third-party dealer marks to estimate the fair value of its nonmarketable trading securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 have not been provided.
The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Three Months Ended December 31 , 2012:
Assets:
Receivables from managed entities – commercial finance, real estate and financial fund management	$—	$—	$14,506	$14,506

Fiscal Year Ended September 30, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$16,752	$16,752
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Investment in LEAF	—	—	1,749	1,749
Total	$—	$727	$54,799	$55,526
Liability:
Apidos contractual commitment	$—	$—	$589	$589
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	December 31, 2012		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$38,685	$38,685	$41,051	$41,051
	$38,685	$38,685	$41,051	$41,051
Borrowings:
Real estate debt	$10,473	$11,398	$10,531	$11,554
Senior Notes	10,000	11,728	10,000	11,364
Other debt	2,137	2,117	2,489	2,491
	$22,610	$25,243	$23,020	$25,409

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest for similar loans at December 31, 2012 and September 30, 2012.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3. To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF3 equity as of December 31, 2012 was in excess of this commitment and, therefore, the Company was not required to record a liability with respect to this obligation.
Limited loan guarantee. The Company and two of its commercial finance investment partnerships, Lease Equity Appreciation Fund I, L.P. (“LEAF I”) and Lease Equity Appreciation Fund II, L.P. (“LEAF II”), have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for LEAF I and December 21, 2013 for LEAF II), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II). If the Company were required to make any such payments under the guarantee in the future, it would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, the Company was not required to record a liability with respect to the guarantee.
Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $113,000 and $100,000 as of December 31, 2012 and September 30, 2012, respectively.  As of December 31, 2012 and September 30, 2012, Resource Securities net capital was $258,000 and $447,000, respectively, which exceeded the minimum requirements by $145,000 and $347,000, respectively.
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at December 31, 2012 and September 30, 2012.
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
DECEMBER 31, 2012

The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $708,000 as of December 31, 2012 as a result of funds already invested to date.
In July 2011, the Company entered into an agreement with one of the tenant-in-common ("TIC") real estate programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company has advanced funds totaling $1.7 million as of December 31, 2012, which is included in Investments in real estate on the consolidated balance sheets.
The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
     As of December 31, 2012, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

NOTE 18 - OPERATING SEGMENTS
The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Three Months Ended December 31, 2012:
Revenues from external customers	$13,133	$1,371	$—	$—	$14,504
Equity in earnings (losses) of unconsolidated entities	21	1,304	(124)	—	1,201
Total revenues	13,154	2,675	(124)	—	15,705
Segment operating expenses	(7,998)	(1,017)	49	—	(8,966)
General and administrative expenses	(83)	(578)	—	(1,595)	(2,256)
Provision for credit losses	(190)	(457)	(4,505)	—	(5,152)
Depreciation and amortization	(308)	(22)	—	(162)	(492)
Interest expense	(212)	—	—	(310)	(522)
Other income (expense), net	163	523	—	(98)	588
Pretax income attributable to noncontrolling interests (2)	(865)	—	—	—	(865)
Income (loss) excluding noncontrolling interest before intercompany interest expense and taxes	3,661	1,124	(4,580)	(2,165)	(1,960)
Intercompany interest (expense) income	—	—	—	—	—
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$3,661	$1,124	$(4,580)	$(2,165)	$(1,960)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Three Months Ended December 31, 2011:
Revenues from external customers	$8,060	$5,913	$4,134	$—	$18,107
Equity in earnings (losses) of unconsolidated entities	606	666	(715)	—	557
Total revenues	8,666	6,579	3,419	—	18,664
Segment operating expenses	(7,192)	(5,804)	(1,963)	—	(14,959)
General and administrative expenses	(78)	(869)	—	(1,949)	(2,896)
Gain on sale of leases and loans	—	—	37	—	37
Provision for credit losses	(104)	—	(2,146)	—	(2,250)
Depreciation and amortization	(323)	(37)	(1,556)	(145)	(2,061)
Gain on deconsolidation of subsidiary	—	—	8,749	—	8,749
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)
Gain on sale of investment securities, net	—	41	—	17	58
Interest expense	(215)	—	(1,691)	(1,068)	(2,974)
Other income (expense), net	117	577	—	(135)	559
Pretax loss attributable to noncontrolling interests (2)	(25)	—	(224)	—	(249)
Income (loss) excluding noncontrolling interests before intercompany interest expense and taxes	846	487	4,625	(5,470)	488
Intercompany interest (expense) income	—	—	(29)	29	—
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$846	$487	$4,596	$(5,441)	$488

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Segment assets
December 31, 2012	$170,900	$77,225	$11,876	$(69,671)	$190,330
December 31, 2011	162,757	36,927	30,516	(51,865)	178,335

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management excludes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are included from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic information.  There were no revenues generated from the Company's European operations during the three months ended December 31, 2012 and 2011. Included in segment assets as of December 31, 2012 and 2011 were $664,000 and $1.5 million, respectively, of European assets.
Major customer.  During the three months ended December 31, 2012 and 2011, the management, incentive and other fees that the Company received from RSO were 31%, and 21%, respectively, of its consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.
NOTE 19 – SUBSEQUENT EVENTS
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million. The Company will continue to manage the asset and will receive property management fees in the future.

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures.. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2012, we managed $15.3 billion of assets.
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
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligations, or CDOs and CLOs. In addition, on April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received $25.0 million in cash before transaction costs and partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC. Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale during fiscal 2012. Through our new joint venture, we closed Apidos CLO IX ($409.8 million of par value) in July 2012, Apidos CLO X ($450.0 million of par value) in November 2012 and Apidos CLO XI ($400.0 million of par value) in January 2013. For fiscal 2013, we expect to continue to focus on managing our existing assets as well as to continue to expand our CLO business through our joint venture.
We currently account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $4.5 million during the three months ended December 31, 2012 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
We recorded a consolidated net loss attributable to common shareholders of $1.4 million for the three months ended December 31, 2012 primarily due to the provision for credit loss on receivables from our commercial finance investment funds.

Assets Under Management
We increased our assets under management by $2.0 billion to $15.3 billion at December 31, 2012 from $13.3 billion at December 31, 2011. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	December 31,		Increase (Decrease)
	2012	2011	Amount	Percentage
Financial fund management (2)	$13,007	$11,145	$1,862	17%
Real estate	1,795	1,610	185	11%
Commercial finance	529	549	(20)	(4)%
	$15,331	$13,304	$2,027	15%

Back to Index

(1)	We describe how we calculate assets under management, in the notes to the third table of this section.

(2)
The increase is primarily due to the $2.1 billion addition of the CVC portfolio contributed in April 2012 to CVC Credit Partners, our joint venture with CVC in which we own 33%, and the addition of Apidos CLO X ($450.0 million). This increase was offset, in part, by reductions in the eligible collateral bases of our ABS ($282.6 million), corporate loan ($166.4 million) and trust preferred portfolios ($287.2 million) resulting from defaults, paydowns, sales and calls.

Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, tenant-in-common, or TIC, property interest programs, two real estate investment trusts, or REITs, and other investment funds. All of our operating segments manage assets on behalf of Resource Capital Corp., or RSO. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2012
Financial fund management	44	13	—	3
Real estate	2	9	6	6
Commercial finance	—	4	—	2
	46	26	6	11
As of December 31, 2011
Financial fund management	38	13	—	1
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	40	25	6	8

As of December 31, 2012 and December 31, 2011, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	December 31, 2012				December 31, 2011
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$5,368	$2,735	$—	$8,103	$5,666
Trust preferred securities (1)	3,582	—	—	3,582	3,869
Asset-backed securities (1)	1,208	—	—	1,208	1,490
Mortgage and other real estate-related loans (2)	17	962	—	979	881
Real properties (2)	717	83	16	816	729
Commercial finance assets (3)	529	—	—	529	549
Private equity and other assets (1)	98	16	—	114	120
	$11,519	$3,796	$16	$15,331	$13,304

(1)	We value these assets at their amortized cost.

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

Employees
As of December 31, 2012, we had 612 full-time employees, an increase of 60 or (11%), from 552 employees at December 31, 2011. The following table summarizes our employees by operating segment:

Back to Index

	Total	Real Estate	Financial Fund Management (1)	Corporate/ Other (2)
December 31, 2012
Investment professionals	57	43	11	3
Other	65	18	13	34
	122	61	24	37
Property management	490	490	—	—
Total	612	551	24	37

December 31, 2011
Investment professionals	69	39	28	2
Other	70	19	12	39
	139	58	40	41
Property management	413	413	—	—
Total	552	471	40	41

(1)	Decrease due to the April 2012 deconsolidation of Apidos as a result of the transaction with CVC.

(2)	As a result of the November 2011 deconsolidation of LEAF, we no longer have any commercial finance employees.

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended December 31,
	2012	2011
Fund management revenues (1)	$7,228	$8,449
Finance and rental revenues (2)	3,333	6,099
RSO management fees	4,659	3,689
Gains on resolution of loans (3)	—	60
Other revenues (4)	485	367
	$15,705	$18,664

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

(3)	Includes the resolution of loans we hold in our real estate segment.

(4)	Includes gains (losses) on trading securities. For periods prior to November 2011, primarily includes insurance fees, documentation fees and other charges earned by our commercial finance operations.
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

Back to Index

Back to Index

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	December 31,
	2012	2011
Assets under management (1):
Commercial real estate debt	$916	$792
Real estate investment funds and programs	582	566
RRE Opportunity REIT	131	44
Distressed portfolios	71	114
Properties managed for RSO	64	60
Institutional portfolios	15	15
Legacy portfolio	16	19
	$1,795	$1,610

(1)	For information on how we calculate assets under management, see “Assets under Management”, above.
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
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Revenues:
Management fees:
Asset management fees	$2,224	$1,847
Resource Residential property management fees	2,025	1,637
REIT management fees from RSO	4,667	1,383
	8,916	4,867
Other:
Rental property income and revenues of consolidated VIE (1)	1,429	1,313
Master lease revenues	1,073	1,019
Fee income from sponsorship of investment entities	884	801
Gains and fees on resolution of loans and other property interests	831	60
Equity in earnings of unconsolidated entities	21	606
	$13,154	$8,666
Costs and expenses:
General and administrative expenses	$4,168	$3,747
Resource Residential property management expenses	2,089	1,598
Master lease expenses	1,073	1,016
Rental property expenses and expenses of consolidated VIE (1)	668	831
	$7,998	$7,192

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.

Back to Index

Back to Index

Revenues − Three Months Ended December 31, 2012 as Compared to Three Months Ended December31, 2011
Revenues from our real estate operations increased $4.5 million to $13.2 million for the three months ended December 31, 2012.  We attribute the increase primarily to the following:
Management fees

•
a $377,000 increase in asset management fees, reflecting a $534,000 increase in broker-dealer manager fees earned for raising funds for RRE Opportunity REIT, partly offset by a $217,000 increase in the discount recorded for management fees that we expect to receive in future periods;

•
a $388,000 increase in property management fees earned by our property manager, Resource Residential, reflecting a 4,063 unit increase (27%) in multifamily units under management to 19,267 units at December 31, 2012 from 15,204 units at December 31, 2011; and

•
a $3.3 million increase in REIT management fees from RSO. The base management fees increased by $670,000 due to the increase in the equity of RSO upon which this fee is based. We also earned incentive management fees of $2.6 million during the three months ended December 31, 2012, as compared to none for the same period last year. The incentive management fees are based on the adjusted operating earnings of RSO, which vary by quarter.

Other revenues

•
a $771,000 increase in gains and fees on resolution of loans and investment entities. In November 2012, we sold a commercial property located in Elkins, West Virginia which was consolidated through a VIE, recognizing a gain of $831,000, of which $793,000 was attributable to noncontrolling interests;

•	an $83,000 increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during the three months ended December 31, 2012, we earned $884,000 in fees primarily from the following activities:

•	the acquisition of five properties (valued at $28.9 million); and

•	the sale of one property (valued at $16.1 million).

•	in comparison, during the three months ended December 31, 2011, we earned $801,000 in fees primarily from the following activities:

•	the acquisition of one property (valued at $8.3 million); and

•	the sale of two properties and two loans.
These increases were offset, in part, by

•
a $585,000 decrease in the equity in earnings of unconsolidated entities. During the three months ended December 31, 2012, we earned equity income of $21,000. The three months ended December 31, 2011 included a $750,000 gain in conjunction with the release of funds from escrow related to the fiscal 2011 sale of a Washington, DC office building held by one of our legacy portfolio investments.

Costs and Expenses − Three Months Ended December 31, 2012 as Compared to Three Months Ended December31, 2011
Costs and expenses of our real estate operations increased $806,000 (11%). We attribute these changes primarily to the following:

•
a $421,000 increase in general and administrative expenses principally related to a $228,000 increase in wages and benefits, reflecting the additional staffing required to manage the increased properties under management as well as the additional personnel hired at Resource Securities to increase our fundraising capabilities; and

•
a $491,000 increase in Resource Residential expenses due to increased wages and benefits, principally in conjunction with the additional personnel needed to operate and manage the increased number of properties.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through six separate operating entities:

•
CVC Credit Partners, a joint venture between us and CVC, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers, managed accounts and a credit opportunities fund. Prior to April 17, 2012, we conducted these operations through our Apidos subsidiary;

Back to Index

Back to Index

•
Trapeza Capital Management, LLC, or TCM, a joint venture between us and an unrelated third party, manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers and related partnerships. TCM, together with the Trapeza CDO issuers and Trapeza partnerships, are collectively referred to as Trapeza;

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

•
Ischus Capital Management, LLC, or Ischus, finances, structures and manages investments in ABS including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS;

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, Inc., or Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and manages accounts for institutional investors; and

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

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
December 31, 2012
CVC Credit Partners (2)	$5,368	$2,735	$8,103
Trapeza	3,582	—	3,582
Ischus	1,208	—	1,208
Other company-sponsored partnerships	98	16	114
	$10,256	$2,751	$13,007
December 31, 2011
Apidos (2)	$2,700	$2,966	$5,666
Trapeza	3,869	—	3,869
Ischus	1,490	—	1,490
Other company-sponsored partnerships	84	36	120
	$8,143	$3,002	$11,145

(1)	For information on how we calculate assets under management, see "Assets Under Management”, above.

(2)	In April 2012, we sold 100% of Apidos to CVC and retained a 33% interest in CVC Credit Partners, which manages the former Apidos portfolio as well as the portfolio contributed by CVC.

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

•
Administration fees − we receive fees for managing the assets held by our company-sponsored partnerships and through April 2012, our credit opportunities fund (which is now being managed by CVC Credit Partners). These fees vary by limited partnership or fund, with our annual fee ranging between 0.75% and 2.00% of the partnership or fund capital balance.

Based on the terms of our general partner interests, two of the Trapeza partnerships we manage as general partner include a clawback provision.

Back to Index

Back to Index

We discuss the basis for our fees and revenues for each area in more detail in the following sections.
Our financial fund management operations historically have depended upon our ability to sponsor and manage CLO and CDO issuers. During the past several years, the market for CDOs has been non-existent and extremely limited for CLOs although in fiscal 2012, we began to experience an opening in the CLO market. As a result, in October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. In July 2012, CVC Credit Partners closed its first CLO, Apidos CLO IX and in November 2012 and January 2013, closed Apidos CLO X and XI, respectively.
CVC Credit Partners
Through CVC Credit Partners, we and our joint venture partner have sponsored, structured and/or currently manage 22 CLO issuers for institutional and individual investors and RSO. These joint venture CLO issuers, accounts and funds hold approximately $8.1 billion in U.S. and European bank loans and corporate bonds at December 31, 2012, of which $2.7 billion are managed on behalf of RSO.
Under our former Apidos business, we derived revenues through base and subordinate management fees. Base management fees varied by CLO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CLO issuers). Subordinate management fees, which also varied by CLO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CLO issuers), were subordinated to debt service payments on the CLOs. In connection with the sale of Apidos, we retained the right to 75% of incentive management fees earned by the legacy Apidos CLOs.  Though we were entitled to receive such fees, which are also subordinate to debt service payments, we did not receive any such fees in the three months ended December 31, 2012 or 2011.  In January 2013, we received net incentive fee payments of $374,000 from three of the legacy Apidos CLOs.
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
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $1.2 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.
We derive revenues from our Ischus operations through base management fees. Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of eligible collateral held by the CDO issuer.
Company-Sponsored Partnerships
We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $65.2 million of investments in financial institutions. We derive revenues from these operations through annual management fees, based on 2.0% of the equity invested in these partnerships. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in these partnerships. We may receive a carried interest of up to 20% upon meeting specific investor return rates.
Through our Resource Capital Markets group, we engage in structured finance security trading, both as an agent through Resource Securities, and for our own account. We earn introductory agent fees which are negotiated on a deal-by-deal basis. In our own trading portfolio, we buy and sell structured finance securities and record both unrealized and realized gains and losses which are reflected in Financial Fund Management revenues.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended December 31,
	2012	2011
Revenues:
Fund management fees	$738	$3,827
RSO management fees - trading portfolio	(8)	1,855
RSO management fees	—	451
Introductory agent fees	440	151
Equity in earnings of unconsolidated CDO issuers	220	194
Equity in earnings of CVC Credit Partners	865	—
Gains, net, on trading securities	483	—
Other revenues	2	—
	2,740	6,478
Total limited and general partner interests	(65)	101
	$2,675	$6,579
Costs and expenses:
General and administrative expenses	$1,017	$5,804

Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.

Revenues − Three Months Ended December 31, 2012 as Compared to Three Months Ended December 31, 2011

Revenues decreased $3.9 million (59%) to $2.7 million for the three months ended December 31, 2012 from $6.6 million for the three months ended December 31, 2011. We attribute the decrease primarily to the following:

•	a decrease of $3.5 million in revenues due to the April 2012 deconsolidation of Apidos, comprised of the following:

◦	a $3.1 million decrease in fund management fees, principally the $3.0 million decrease in CLO collateral management and partnership management fees; and

◦	a $451,000 decrease in RSO base management fees;

•	a $1.9 million decrease in incentive management fees earned on managing a trading portfolio on behalf of RSO;

•
a $289,000 increase in introductory agent fees as a result of fees earned in connection with eight structured security transactions with an average fee of $55,000 for fiscal 2013 as compared to seven structured security transactions with an average fee of $22,000 for the prior year period;

•	an $891,000 increase in our equity in the earnings of unconsolidated entities, reflecting $865,000 of income attributable to our interest in CVC Credit Partners;

•	a $483,000 net increase in realized and unrealized gains, and interest recorded on trading securities purchased since June 2013; and

•
a $166,000 decrease in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly year to year.

Costs and Expenses − Three Months Ended December 31, 2012 as Compared to Three Months Ended December 31, 2011
Costs and expenses of our financial fund management operations decreased $4.8 million (82%) for the three months ended December 31, 2012, principally due to a $4.5 million reduction in wages and benefits as a result of the following:

•	a $3.2 million reduction in the profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted on behalf of RSO; and

•
a $1.3 million reduction in wages and benefits due to the reduced number of employees in connection with the sale of Apidos to CVC and the related formation of our CVC Credit Partners joint venture with CVC.

Back to Index

Back to Index

Results of Operations:  Commercial Finance
In January 2011, we contributed the leasing origination and servicing platform of LEAF Financial to LEAF to facilitate outside investment in our commercial finance business. RSO also contributed assets and cash to LEAF, and Guggenheim Securities LLC, or Guggenheim, provided a credit facility for use in LEAF's originations. LEAF Financial retained the management of four equipment leasing partnerships, for which LEAF is the sub-servicer. As a result of the investment in LEAF by a third-party venture capital company in November 2011, we determined that we no longer controlled LEAF and, accordingly, it was deconsolidated from our financial statements. Subsequently, we have recorded our retained interest in LEAF on the equity method of accounting.
The commercial finance assets we manage through LEAF decreased by $20.0 million to $529.0 million as compared to $549.0 million at December 31, 2011. This decrease reflects a $171.0 million reduction in assets we managed for our four investment entities due to the natural runoff of the lease portfolios, which was partially offset by a $151.0 million increase in the LEAF portfolio. As of December 31, 2012, LEAF managed approximately 55,000 leases and loans for itself and our investment entities, with an average original finance value of $24,000 and an average term of 57 months, as compared to approximately 60,000 leases and loans with an average original finance value of $26,000 and an average term of 58 months as of December 31, 2011.
The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

	December 31,
	2012	2011
LEAF	$381	$230
Commercial finance investment entities	148	319
	$529	$549

(1)	For information on how we calculate assets under management, see - “Assets under Management”, above.
During fiscal 2012, our share of LEAF's losses reduced our investment to zero, such that we will not reflect any future equity losses in LEAF. However, we will continue to record our share of any charges that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
We continue to consolidate the operating results of LEAF Financial. Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $751,000 and $1.5 million of fund management fees from these entities during the three months ended December 31, 2012 and 2011, respectively.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended December 31,
	2012	2011
Revenues:(1)
Equity in losses of investment entities	(119)	(150)
Equity in losses of LEAF	(5)	(565)
	(124)	(715)
Other:
Finance revenues	$—	$3,767
Other fees	—	367
	$(124)	$3,419
Costs and expenses:
General and administrative expenses - wages and benefit costs	$57	$1,875
General and administrative expenses - other	(106)	740
Less: deferred initial direct costs and fees	—	(652)
	$(49)	$1,963

Back to Index

Back to Index

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
Three Months Ended December 31, 2012 as Compared to Three Months Ended December 31, 2011. General and administrative costs were $2.3 million for the three months ended December 31, 2012, a decrease of $640,000 (22%) as compared to $2.9 million for the three months ended December 31, 2011. We reduced our professional fees, primarily legal and accounting services, by $312,000. In addition, wages and benefits decreased by $276,000, primarily due to a $196,000 reduction in amortization expense related to stock-based compensation awards.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended December 31,
	2012	2011
Commercial finance:
Receivables from managed entities	$4,508	$1,995
Leases, loans and future payment card receivables	(3)	151
Real estate:
Receivables from managed entities	155	90
Rent receivables	35	14
Financial fund management - receivables from managed entities	457	$—
	$5,152	$2,250
We have estimated, based on projected cash flows, that three of the commercial finance funds and two of the real estate partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $4.7 million and $2.1 million for the three months ended December 31, 2012 and 2011, respectively. In addition, we recorded a reserve against a receivable due from a financial fund management entity relating to the sale of Apidos. This increase was offset, in part, by the $154,000 reduction in the provision for commercial finance leases and loans held for investment due to the deconsolidation of LEAF in November 2011.
Depreciation and Amortization
Depreciation expense decreased by $1.6 million for the three months ended December 31, 2012 as compared to December 31, 2011 due to the November 2011 deconsolidation of LEAF. The following table reflects the depreciation reported by LEAF as compared to our other operating segments (in thousands):

	Three Months Ended December 31,
	2012	2011
LEAF	$—	$1,556
Other operating segments	492	505
Total depreciation expense	$492	$2,061
Other operating segments includes depreciation of $256,000 and $237,000 on our real estate property investments and $236,000 and $268,000 on property and equipment for the three months ended December 31, 2012 and 2011, respectively.
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs, as well as discounts related to the following: (a) the value of the warrants issued to the original holders of our Senior Notes, (b) warrants that LEAF issued in connection with its credit facility, and (c) LEAF's securitized borrowings and the corresponding issuance of equipment-backed notes. We recorded interest expense for LEAF for the period prior to its deconsolidation in November 2011. The following table reflects interest expense as reported by segment (in thousands):

Back to Index

Back to Index

	Three Months Ended December 31,
	2012	2011
Corporate	310	1,068
Real estate	212	215
Commercial finance	$—	$1,691
	$522	$2,974
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended December 31,
	2012	2011
Corporate facilities
Senior Notes: (1)
Average borrowings	$10.0	$15.5
Average interest rates	9.5%	11.4%

Secured credit facilities (and TD Bank term note in fiscal 2012):
Average borrowings	$—	$6.2
Average interest rates	—%	6.0%

Commercial finance (transferred and/or terminated facilities) (2)
Secured credit facilities:
Average borrowings	$—	$68.8
Average interest rates	—%	4.2%

Term securitizations:
Average borrowings	$—	$112.8
Average interest rates	—%	4.2%

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

As a result of the deconsolidation of LEAF and a reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the three months ended December 31, 2012 decreased by $2.5 million to $522,000 from $3.0 million for three months ended December 31, 2011.
Gain on the Deconsolidation and Sale of Subsidiaries
Gain on Deconsolidation of LEAF. In November 2011, we obtained an additional investment in LEAF by a third-party private investment firm. Accordingly, we determined that we no longer controlled LEAF and, effective with that investment, we deconsolidated it for financial reporting purposes. Our equity interest in LEAF is 14.9% on a fully diluted basis. We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero. In addition, based on a third-party valuation, our investment in LEAF was valued at $1.7 million. Accordingly, during the three months ended December 31, 2011, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.
Loss on Extinguishment of Debt
In September and October 2009, we issued $18.8 million of Senior Notes along with detachable 5-year warrants to purchase common stock. The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded as a discount to the notes and was amortized over the 3-year term of the Senior Notes using the effective interest method. In November 2011, we refinanced the Senior Notes through a partial redemption and modification. Due to the modification, during the three months ended December 31, 2011, we expensed the remaining $2.2 million discount related to the warrant fair value.

Back to Index

Back to Index

Other Income
The following table details our other income, net of other expenses (in thousands):

	Three Months Ended December 31,
	2012	2011
RSO dividend income	$534	$631
Interest income (1)	162	124
Amortization of unrecognized loss - retirement plan (2)	(100)	(83)
Other expense, net (3)	(8)	(113)
Other income, net	$588	$559

(1)	Includes accretion of discount on receivables from real estate managed entities of $140,000 and $100,000 for the three months ended December 31, 2012 and 2011, respectively

(2)	Includes amortization of losses in the securities held in the retirement plan for our former Chief Executive Officer.

(3)	Included in other income, net, for the three months ended December 31, 2011 is $108,000 of foreign currency translation losses for our European operations.
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF in November 2011, we no longer record commercial finance noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended December 31,
	2012	2011
Real estate:
Related-party interest in our hotel property(1)	$(71)	$(25)
Outside interests in a commercial property, net of tax of $278 and $0(2)	(516)	—
Commercial finance:
RSO investment in LEAF preferred stock(3)	—	(571)
Stock-based compensation(4)	—	218
	$(587)	$(378)

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(2)
A third party's interest in a commercial real estate property in Elkins, West Virginia that we consolidated as a VIE. The property underlying the loan was sold and our investment was resolved during the three months ended December 31, 2012.

(3)
In the January 2011 formation of LEAF, RSO received 3,743 shares of LEAF Series A preferred stock and warrants to purchase 4,800 shares of LEAF common stock at $0.01 per share. The warrants were recorded as a discount to the preferred stock and were amortized over the five-year term of the warrants. As a result of the deconsolidation of LEAF, this noncontrolling interest was eliminated.

(4)
Senior executives of LEAF held a 13.9% interest in LEAF Financial as of December 31, 2010. In January 2011, these shares were exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis). As a result of the deconsolidation of LEAF, we no longer record this noncontrolling interest.

Income Taxes
Three Months Ended December 31, 2012 as Compared to Three Months Ended December 31, 2011.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a benefit of 22% for the three months ended December 31, 2012 as compared to a provision of 21% for the three months ended December 31, 2011.  Our effective income tax rate without discrete tax items would have been 47% for the three months ended December 31, 2012.  We project our effective tax rate to be between 44% and 47% for fiscal 2013. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

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
Liquidity and Capital Resources
As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds.
At December 31, 2012, our liquidity consisted of four primary sources:

•	cash on hand of $11.9 million;

•	$10.4 million of availability under our two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at December 31, 2012 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.
Refinancing of Our Debt. In October and November 2012, we amended our Republic and TD Bank facilities, respectively, to extend the maturities of these facilities to December 2014. In December 2012, we amended our Senior Notes extending the maturity to March 2015.
As of December 31, 2012, our total borrowings outstanding of $22.6 million included $10.0 million of Senior Notes, $10.5 million of mortgage debt (secured by the underlying property) and $2.1 million of other debt.
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
Dividends
We used our cash reserves to pay dividends during the three months ended December 31, 2012.
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
Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at December 31, 2012 (in thousands):

Back to Index

Back to Index

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,473	$186	$410	$464	$9,413

Recourse to the Company:
Other debt (1)	11,875	305	11,570	—	—
Capital lease obligations (1)	262	262	—	—	—
	12,137	567	11,570	—	—

Operating lease obligations	17,036	1,910	4,052	4,034	7,040
Other long-term liabilities	8,756	1,349	1,609	1,486	4,312
Total contractual obligations	$48,402	$4,012	$17,641	$5,984	$20,765

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2012; less than 1 year: $1.7 million; 1-3 years:  $2.6 million; 4-5 years:  $1.2 million; and after 5 years:  $2.1 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	958	958	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,761	$1,761	$—	$—	$—
LEAF Valuation Commitment. In conjunction with the third-party equity investment in LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that equity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days of December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall. As of December 31, 2012, the value of the equity value of the entity was in excess of the commitment and, therefore, we were not required to record a liability with respect to this obligation.
Limited Loan Guarantee. We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II). If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, we have not recorded any liability with respect to this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $113,000 and $100,000 as of December 31, 2012 and September 30, 2012, respectively.  As of December 31, 2012 and September 30, 2012, Resource Securities net capital was $258,000 and $447,000, respectively, which exceeded the minimum requirements by $145,000 and $347,000, respectively.

Back to Index

Back to Index

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at December 31, 2012 and September 30, 2012.
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
We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.
Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to RRE Opportunity REIT, we have committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $708,000 as of December 31, 2012 as a result of funds already invested to date.
In July 2011, we entered into an agreement with one of TIC programs we sponsored and manage. This agreement requires us to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company advanced funds totaling $1.7 million as of December 31, 2012.
The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of December 31, 2012, except for the clawback liability recorded for the two Trapeza entities and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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

Back to Index

Back to Index

Our investments in RSO, RRE Opportunity REIT, and our investments in the structured finance entities that hold investments in trust preferred assets, which we refer to as our Trapeza entities, and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, we have advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2012.

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
Debt
At December 31, 2012, we had two secured revolving credit facilities for general business use. There were no borrowings on these facilities during the three months ended December 31, 2012.
All other debt as of December 31, 2012 are at fixed rates of interest and are, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of December 31, 2012, our trading security portfolio was comprised of $5.4 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of December 31, 2012, the hypothetical loss would have been approximately $533,000.
ITEM 4.    CONTROLS AND PROCEDURES.
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

Back to Index

Back to Index

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and as a result of the material weakness in our internal controls over financial reporting discussed in "Remediation of Material Weakness" below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective for the period covered by this report.
Changes in Internal Control Over Financial Reporting
Other than the changes discussed below that were made in the first fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting disclosed in that item.  We designed our remediation efforts, as outlined in the Annual Report, to address the material weakness identified by management in connection with the valuation of two of our legacy real estate investments and to strengthen our internal control over financial reporting.  As of December 31, 2012, we have taken steps to address the material weakness and to improve our internal control over financial reporting, as follows:

•	analyzed and confirmed the accuracy of any significant changes in the methods and assumptions used in valuing our legacy real estate portfolio; and

•	formalized our new documentation processes and procedures relative to these valuations.
Subject to satisfactory completion of the design and testing of these processes and procedures for effectiveness, management believes that the implementation of these new control processes and procedures will remediate the material weakness in its internal control over financial reporting and, as a result, its disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended December 31, 2012 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2012	77,098	$6.62	289,501	704,330
November 1 to November 30, 2012	68,733	$6.58	358,234	635,597
December 1 to December 31, 2012	16,708	$6.89	374,942	618,889
Total	162,539	$6.63

(1)	The average price per share as reflected above includes broker fees and commissions.

On August 1, 2012, our Board of Directors authorized the repurchase of up to 5% of our outstanding common shares. Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the U.S. Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions and other factors.

Back to Index

Back to Index

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Note Purchase Agreement (including the form of Senior Note and form of Warrant). (2)
4.1 (a)	Form of 9% Senior Note due 2015. (14)
10.1(a)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (5)
10.1(b)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (7)
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

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
101	Interactive Data Files

Back to Index

Back to Index

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

Back to Index

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

February 8, 2013	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

February 8, 2013	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index