Form 10-Q
period 2013-03-31
RESOURCE AMERICA, INC.
filed 2013-05-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes þ No o
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes þ No ¨
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on May 2, 2013 was 20,168,092 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	September 30, 2012
ASSETS	(unaudited)
Cash	$15,372	$19,393
Restricted cash	544	642
Receivables	403	3,554
Receivables from managed entities and related parties, net	32,328	41,051
Investments in real estate, net	17,103	19,149
Investment securities, at fair value	28,207	22,532
Investments in unconsolidated loan manager	37,803	36,356
Investments in unconsolidated entities	13,395	12,993
Property and equipment, net	2,446	2,732
Deferred tax assets, net	35,359	34,565
Other assets	6,567	3,776
Total assets	$189,527	$196,743

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$18,651	$23,042
Payables to managed entities and related parties	3,160	4,380
Borrowings	22,316	23,020
Total liabilities	44,127	50,442

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,082,416 and 29,866,664 shares issued (including nonvested restricted stock of 437,661 and 403,195), respectively	296	294
Additional paid-in capital	286,340	285,844
Accumulated deficit	(26,983)	(24,508)
Treasury stock, at cost; 9,915,167 and 9,756,955 shares, respectively	(103,446)	(102,457)
Accumulated other comprehensive loss	(11,044)	(13,080)
Total stockholders’ equity	145,163	146,093
Noncontrolling interests	237	208
Total equity	145,400	146,301
	$189,527	$196,743

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
REVENUES:
Real estate	$11,340	$9,716	$24,494	$18,382
Financial fund management	4,287	6,304	6,962	12,883
Commercial finance	(178)	(1,240)	(302)	2,179
	15,449	14,780	31,154	33,444
COSTS AND EXPENSES:
Real estate	9,440	7,407	17,438	14,599
Financial fund management	2,528	4,379	3,545	10,183
Commercial finance	45	230	(4)	2,193
Restructuring expenses	—	365	—	365
General and administrative	2,157	2,467	4,413	5,363
Gain on sale of leases and loans	—	—	—	(37)
Provision for credit losses	338	2,962	5,490	5,212
Depreciation and amortization	416	535	908	2,596
	14,924	18,345	31,790	40,474
OPERATING INCOME (LOSS)	525	(3,565)	(636)	(7,030)

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	—	—	—	8,749
Loss on extinguishment of debt	—	—	—	(2,190)
Gain on sale of investment securities, net	—	5	—	63
Other-than-temporary impairment on investments	(214)	(74)	(214)	(74)
Interest expense	(494)	(645)	(1,016)	(3,619)
Other income, net	740	625	1,328	1,184
	32	(89)	98	4,113
Income (loss) from continuing operations before taxes	557	(3,654)	(538)	(2,917)
Income tax benefit	(146)	(1,323)	(387)	(1,169)
Income (loss) from continuing operations	703	(2,331)	(151)	(1,748)
Loss from discontinued operations, net of tax	(2)	(16)	(8)	(36)
Net income (loss)	701	(2,347)	(159)	(1,784)
Net loss (income) attributable to noncontrolling interests	43	39	(544)	(339)
Net income (loss) attributable to common shareholders	$744	$(2,308)	$(703)	$(2,123)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$746	$(2,292)	$(695)	$(2,087)
Discontinued operations	(2)	(16)	(8)	(36)
Net income (loss)	$744	$(2,308)	$(703)	$(2,123)

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.12)	$(0.03)	$(0.11)
Discontinued operations	—	—	—	—
Net income (loss)	$0.04	$(0.12)	$(0.03)	$(0.11)
Weighted average shares outstanding	20,124	19,437	20,100	19,575

Diluted earnings (loss) per share:
Continuing operations	$0.03	$(0.12)	$(0.03)	$(0.11)
Discontinued operations	—	—	—	—
Net income (loss)	$0.03	$(0.12)	$(0.03)	$(0.11)
Weighted average shares outstanding	21,815	19,437	20,100	19,575

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income (loss)	$701	$(2,347)	$(159)	$(1,784)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale, net of tax of $245, $(278), $(267) and $338	2,148	(450)	1,742	535
Less: reclassification for losses realized, net of tax of $83, $28, $83 and $28	131	46	131	46
	2,279	(404)	1,873	581
Minimum pension liability - reclassification for losses realized, net of tax of $11, $36, $48 and $71	89	47	151	94

Unrealized gain (loss) on hedging contracts, net of tax of $5, $71, $11 and $(3)	4	101	12	(28)
Deconsolidation of LEAF- unrealized loss on hedging contracts net of tax of $0, $0, $0 and $174	—	—	—	255
	4	101	12	227
Subtotal- other comprehensive income (loss)	2,372	(256)	2,036	902
Comprehensive income (loss)	3,073	(2,603)	1,877	(882)
Comprehensive loss (income) attributable to noncontrolling interests	43	39	(544)	(388)
Comprehensive income (loss) attributable to common shareholders	$3,116	$(2,564)	$1,333	$(1,270)

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED MARCH 31, 2013
(in thousands, except shares)
(unaudited)

	Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, October 1, 2012	20,109,709	$294	$285,844	$(24,508)	$(102,457)	$(13,080)	$146,093	$208	$146,301
Net loss	—	—	—	(703)	—	—	(703)	544	(159)
Issuance of common shares	—	2	—	—	—	—	2	—	2
Treasury shares issued	17,324	—	(47)	—	180	—	133	—	133
Stock-based compensation	215,752	—	543	—	—	—	543	—	543
Repurchases of common stock	(175,536)	—	—	—	(1,169)	—	(1,169)	—	(1,169)
Cash dividends	—	—	—	(1,772)	—	—	(1,772)	—	(1,772)
Distributions	—	—	—	—	—	—	—	(515)	(515)
Other comprehensive income	—	—	—	—	—	2,036	2,036	—	2,036
Balance, March 31, 2013	20,167,249	$296	$286,340	$(26,983)	$(103,446)	$(11,044)	$145,163	$237	$145,400

The accompanying notes are an integral part of this statement
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159)	$(1,784)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	3,693
Provision for credit losses	5,490	5,212
Other-than-temporary impairment on investments	214	74
Unrealized gain on trading securities	(909)	—
Equity in earnings of unconsolidated entities	(2,462)	(228)
Distributions from unconsolidated entities	1,727	2,021
Gain on sale of leases and loans	—	(37)
Gain on sale of investment securities, net	(824)	(63)
Gain on sale of assets	(2,437)	—
Gain on sale and deconsolidation of subsidiaries	—	(8,749)
Loss on extinguishment of debt	—	2,190
Deferred income tax benefit	(387)	(1,169)
Equity-based compensation issued	498	817
Equity-based compensation received	(860)	(164)
Trading securities purchases and sales, net	1,003	—
Loss from discontinued operations	8	36
Changes in operating assets and liabilities	(501)	(4,296)
Net cash provided by (used in) operating activities	1,407	(2,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(251)	(95)
Payments received on real estate loans and real estate	2,761	1,550
Investments in real estate and unconsolidated real estate entities	(1,521)	(503)
Purchase of commercial finance assets	—	(18,483)
Principal payments received on leases and loans	—	9,037
Cash divested on deconsolidation of LEAF	—	(2,284)
Purchase of investments	(2,849)	(736)
Proceeds from sale of loans and investments	—	277
Net cash used in investing activities	(1,860)	(11,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	128,845
Principal payments on borrowings	(2,340)	(123,924)
Dividends paid	(1,182)	(1,135)
Repurchase of common stock	(1,132)	(955)
Preferred stock dividends paid by LEAF to RSO	—	(188)
Decrease (increase) in restricted cash	98	(652)
Other	(150)	(2,275)
Net cash used in financing activities	(2,706)	(284)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(862)	(569)
Net cash used in discontinued operations	(862)	(569)

Decrease in cash	(4,021)	(14,537)
Cash, beginning of year	19,393	24,455
Cash, end of period	$15,372	$9,918

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three and six months ended March 31, 2013 may not necessarily be indicative of the results of operations for the full year ending September 30, 2013.
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
MARCH 31, 2013
(unaudited)

Recent Accounting Standards
Newly-Adopted Accounting Principle
The Company’s adoption of the following standard during fiscal 2013 did not have a material impact on its consolidated financial position, results of operations or cash flows:
Comprehensive income (loss). In June 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of reclassification adjustments. This guidance became effective for the Company beginning October 1, 2012 and the Company has presented the required disclosures.
Accounting Standards Issued But Not Yet Effective
The FASB issued the following accounting standards which were not yet effective for the Company as of March 31, 2013:
Comprehensive income (loss). In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The Company plans to provide the enhanced footnote disclosure as required by this amendment beginning October 1, 2013.
In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2013. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	March 31,
	2013	2012
Cash (paid) received:
Interest	$(940)	$(2,696)
Income tax payments	(924)	(925)
Refund of income taxes	84	—

Dividends declared per common share	$0.06	$0.06

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$37	$101
Issuance of treasury stock for the Company's investment savings plan	181	338
Common stock issued to former director in exchange for vested director units	—	135
Effects from the deconsolidation of entities:(1)
Restricted cash	$—	$20,282
Receivables from managed entities and related parties, net	—	(3,411)
Receivables	—	954
Investments in commercial finance, net	—	199,955
Investments in unconsolidated entities	—	7,049
Property and equipment, net	—	3,754
Deferred tax assets, net	—	4,558
Goodwill	—	7,969
Other assets	—	6,806
Accrued expense and other liabilities	—	(10,208)
Payables to managed entities and related parties	—	(98)
Borrowings	—	(202,481)
Accumulated other comprehensive loss	—	255
Noncontrolling interests	—	(37,668)

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 4 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of March 31, 2013 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$39,887	$39,887	$93	$39,980
Real estate investment entities	1,140	679	16,368	18,187	2,317	20,504
Financial fund management entities	18	—	15	33	2,269	2,302
RSO	88	—	—	88	2,239	2,327
Other	21	—	—	21	100	121
	1,267	679	56,270	58,216	7,018	65,234
Rent receivables - real estate	7	12	42	61	51	112
Total financing receivables	$1,274	$691	$56,312	$58,277	$7,069	$65,346

(1)
Receivables are presented gross of an allowance for credit losses of $32.4 million and $457,000 related to the Company’s commercial finance and financial fund management investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

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

(1)
Receivables are presented gross of an allowance for credit losses of $25.1 million and $2.5 million related to the Company’s commercial finance and real estate investment entities, respectively.  The remaining receivables from managed entities and related parties had no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended March 31, 2013:
Balance, beginning of period	$32,560	$—	$68	$32,628
Provision for (reversal of) credit losses	330	(3)	11	338
Charge-offs	—	—	(25)	(25)
Recoveries	16	3	—	19
Balance, end of period	$32,906	$—	$54	$32,960

Six Months Ended March 31, 2013:
Balance, beginning of year	$27,580	$—	$33	$27,613
Provision for (reversal of) credit losses	5,450	(6)	46	5,490
Charge-offs	(140)	—	(25)	(165)
Recoveries	16	6	—	22
Balance, end of period	$32,906	$—	$54	$32,960

Ending balance, individually evaluated for impairment	$32,906	$—	$—	$32,906
Ending balance, collectively evaluated for impairment	—	—	54	54
Balance, end of period	$32,906	$—	$54	$32,960

Three Months Ended March 31, 2012:
Balance, beginning of period	$12,575	$—	$29	$12,604
Provision for (reversal of) credit losses	2,963	(6)	5	2,962
Recoveries	—	6	—	6
Balance, end of period	$15,538	$—	$34	$15,572

Six Months Ended March 31, 2012:
Balance, beginning of year	$10,490	$430	$15	$10,935
Provision for credit losses	5,048	145	19	5,212
Charge-offs	—	(124)	—	(124)
Recoveries	—	31	—	31
Deconsolidation of LEAF	—	(482)	—	(482)
Balance, end of period	$15,538	$—	$34	$15,572

Ending balance, individually evaluated for impairment	$15,538	$—	$—	$15,538
Ending balance, collectively evaluated for impairment	—	—	34	34
Balance, end of period	$15,538	$—	$34	$15,572

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The Company’s financing receivables (presented gross of allowance for credit losses) as of March 31, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$65,234	$—	$65,234
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of period	$65,234	$112	$65,346
The Company’s financing receivables (presented gross of allowance for credit losses) as of September 30, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$68,631	$—	$68,631
Ending balance, collectively evaluated for impairment	—	45	45
Balance, end of year	$68,631	$45	$68,676
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of March 31, 2013
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$5,744	$38,193	$32,449	$38,129
Receivables from managed entities – financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	54	54	45

As of September 30, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$12,865	$37,943	$25,078	$38,060
Receivables from managed entities – real estate	2,181	4,683	2,502	4,511
Rent receivables – real estate	12	45	33	45
The Company had no impaired financing receivables without a specific allowance as of March 31, 2013 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 5 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	March 31, 2013	September 30, 2012
Properties owned, net of accumulated depreciation of $8,023 and $7,783:
Hotel property (Savannah, Georgia)	$10,783	$11,619
Office building (Philadelphia, Pennsylvania)	844	906
	11,627	12,525
Commercial property (Elkins, West Virginia), net of accumulated depreciation of $0 and $784	—	727
Partnerships and other investments	5,476	5,897
Total investments in real estate, net	$17,103	$19,149
The commercial property, consolidated through a VIE, was sold in November 2012.
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands):

2014	$858
2015	790
2016	545
2017	442
2018	373
Thereafter	414
$3,422
NOTE 6 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	March 31, 2013	September 30, 2012
Available-for-sale securities	$24,411	$19,468
Trading securities	3,796	3,064
Total investment securities, at fair value	$28,207	$22,532
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
Equity securities	$34,219	$155	$(15,624)	$18,750
CLO securities	4,781	1,097	(217)	5,661
Total	$39,000	$1,252	$(15,841)	$24,411

September 30, 2012:
Equity securities	$33,260	$86	$(17,649)	$15,697
CLO securities	2,484	1,302	(15)	3,771
Total	$35,744	$1,388	$(17,664)	$19,468

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Equity securities.  The Company holds approximately 2.8 million shares of RSO common stock (together with options to acquire 2,166 shares at an exercise price of $15.00 per share expiring in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. ("TBBK") common stock.  These investments are pledged as collateral for the Company’s secured corporate credit facilities. During the three months ended March 31, 2013, the Company purchased 10,000 shares of Resource Real Estate Diversified Income Fund, a new investment entity that it sponsored and manages ("RREDX"), for $100,000.
CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interests in seven and four CLO issuers that it directly and/or through its joint venture has structured and managed at March 31, 2013 and September 30, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2012. For the three and six months ended March 31, 2013, the Company had net unrealized gains on these securities totaling $745,000 and $909,000, respectively, as well as realized gains from sales of trading securities of $516,000 and $824,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive income (loss).
During the three and six months ended March 31, 2012, the Company sold 6,992 and 33,509 shares of TBBK stock held in a Rabbi Trust for the Supplemental Employment Retirement Plan ("SERP") for its former Chief Executive Officer and recognized net gains of $5,000 and $22,000, which were included in Other Income, Net on the consolidated statements of operations and comprehensive income (loss).

Unrealized losses, along with the related fair values and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
March 31, 2013:
Equity securities	$—	$—	—	$13,120	$(16,485)	1
CLO securities	949	(217)	1	—	—	—
Total	$949	$(217)	1	$13,120	$(16,485)	1

September 30, 2012:
Equity securities	$—	$—	—	$12,161	$(17,976)	1
CLO securities	1,274	(15)	1	—	—	—
Total	$1,274	$(15)	1	$12,161	$(17,976)	1
The unrealized loss in RSO common stock reflected in the above table is considered to be a temporary impairment due to market factors and not reflective of credit deterioration. In making that determination, the Company considered its role as the external manager of RSO and the value of its management contract, which includes a substantial fee to the Company if it is terminated as the manager. As a consequence and because of its intent and ability to hold its investment in RSO, the Company does not consider this unrealized loss to be an other-than-temporary impairment.
 Other-than-temporary impairment losses. In the three and six months ended March 31, 2013 and 2012, the Company recorded charges of $214,000 and $74,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31, 2013	September 30, 2012

Real estate investment entities	1% – 10%	$8,259	$8,043
Financial fund management partnerships	3% − 50%	4,180	3,983
Trapeza entities	33% − 50%	956	967
Investments in unconsolidated entities		$13,395	$12,993
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company will continue to manage the asset and will receive property management fees in the future.
Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 16).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a annual basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements.
Included in investments in unconsolidated entities is the Company's $2.2 million investment in Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is in the offering stage until June 2014. The Company accounts for its investment in RRE Opportunity REIT on the cost method since the Company owns less than 1% of the shares outstanding. The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos Capital Management, LLC (“Apidos”) CLO business to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”) on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the joint venture, CVC Credit Partners, LLC ("CVC Credit Partners"), which includes the Apidos operations, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss. Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended	Six Months Ended
	March 31, 2013	March 31, 2013
Management fee revenues	$8,248	$16,968
Costs and expenses	(6,485)	(12,585)
Net income	$1,763	$4,383
Portion of net income attributable to the Company	$582	$1,447
As a part of the transactions in forming the CVC Credit Partners joint venture, the Company received a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on pre-joint venture CLO's managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at March 31, 2013, on the cost method. As the incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. On a quarterly basis, the Company will evaluate the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. To the extent that the investment in preferred equity has been reduced to zero, all subsequent distributions will be recorded as income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

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
VIEs not consolidated
The Company’s investments in RSO, RRE Opportunity REIT, and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from managed entities and related parties, net on the consolidated balance sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2013.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified non-consolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at March 31, 2013 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RSO	$1,838	$18,386	$20,224
RRE Opportunity REIT	—	2,242	2,242
Trapeza entities	—	956	956
Ischus entities	184	—	184
	$2,022	$21,584	$23,606

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	March 31, 2013	September 30, 2012
Accounts payable and other accrued liabilities	$9,007	$8,627
SERP liability (see Note 13)	6,630	6,976
Accrued wages and benefits	1,833	5,396
Trapeza clawback (see Note 16)	1,181	1,181
Real estate loan commitment	—	862
Total accrued expenses and other liabilities	$18,651	$23,042
NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31, 2013		September 30, 2012
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other Debt:
Senior Notes		10,000	10,000
Note payable to RSO		1,570	1,677
Mortgage debt		10,425	10,531
Other debt		321	812
Total borrowings		$22,316	$23,020

(1)	The amount of the facility as shown has been reduced for the outstanding letter of credit of $503,000 at March 31, 2013 and September 30, 2012.
Credit Facilities
TD Bank, N.A. (“TD Bank”).  On November 19, 2012, the Company amended its agreement with TD Bank to extend the maturity of the TD Bank facility to December 31, 2014, to set the interest rate on borrowings as either (a) the prime rate of interest plus 2.25% or (b) the London Interbank Offered Rate ("LIBOR") plus 3% and to eliminate the previous floor of 6.0%. The LIBOR rate used varies from one to six months, depending upon the period of the borrowing, at the Company's election. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 outstanding letter of credit.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) the pledge of 2,080,482 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future RSO base management fees to be earned or (b) the maximum revolving credit facility amount.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

There were no borrowings outstanding as of March 31, 2013 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for outstanding letters of credit. Weighted average borrowings on the line of credit for the three and six months ended March 31, 2013 were $600,000 and $297,000 at weighted average borrowing rates of 3.2% and 3.2%, with effective interest rates (inclusive of amortization of deferred issuance costs) of 27.9% and 61.7%, respectively. Weighted average borrowings on the line of credit for the three and six months ended March 31, 2012 were $5.3 million and $5.4 million at a weighted average borrowing rate of 6.0% for both periods, with effective interest rates of 9.7% and 10.2%, respectively. Weighted average borrowings for the term note portion of the facility (which was repaid in full by the Company in November 2011) for the six months ended March 31, 2012 were $387,000 at a weighted average borrowing rate of 6.0% and an effective interest rate of 38.2%.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in the office building the Company owns in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the office building, based upon the most recent appraisal and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three and six months ended March 31, 2013 and 2012 and the availability as of March 31, 2013 was $3.5 million.
Senior Notes
In December 2012, the Company modified the terms of $10.0 million of its 9% Senior Notes that remain outstanding (following the partial repayment referred to below) to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding. The Company had accounted for these warrants as a discount to the original notes. Upon the modification and partial repayment of the Senior Notes in November 2011, the Company expensed the remaining $2.2 million of unamortized discount. The effective interest rates for the three and six months ended March 31, 2013 were 9.8% and 9.6%, respectively. The effective interest rate (inclusive of the amortization of deferred finance fees and the discount for the warrants) for the three and six months ended March 31, 2012 were 9.4% and 16.2%, respectively. Until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.
Terminated and/or Transferred Facilities and Loans
Commercial Finance Debt. The Company was not an obligor or a guarantor of these facilities and these facilities were non-recourse to the Company, except for the obligation with respect to the Series 2010-2 term securitization (see Note 16). Due to the November 2011 deconsolidation of LEAF, the Company's commercial finance debt, as follows, is no longer included in the Company's consolidated financial statements.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Guggenheim Securities LLC (“Guggenheim”). At December 31, 2010, LEAF Financial Corporation ("LEAF Financial") had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million. The bridge facility was repaid on January 4, 2011 and terminated on February 28, 2011. Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million. LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of DBRS-rated variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  The notes were secured and payable only from the underlying equipment leases and loans.  Interest was calculated at a rate of 30-day LIBOR plus a margin rate applicable to each class of notes. The revolving facility ended on December 31, 2012 and the stated maturity of the notes is December 15, 2020, unless there is a mutual agreement to extend. The weighted average borrowings for the period from October 1 to November 16, 2011 (prior to the LEAF deconsolidation) were $68.8 million, at a weighted average borrowing rate of 4.2% and an effective interest rate of 5.1%.
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
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five fiscal years ending March 31, and thereafter, are as follows (in thousands):

2014	$510
2015	11,771
2016	213
2017	229
2018	244
Thereafter	9,349
$22,316
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
The Company was in compliance with all of its financial debt covenants as of March 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated Other Comprehensive Loss as of September 30, 2012 were net unrealized losses of $9,000 (net of tax benefit of $6,000) related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest. In addition, at March 31, 2013 and September 30, 2012, the Company had a net unrealized loss of $10,000 (net of tax benefit of $2,000) and $13,000 (net of tax benefit of $9,000), respectively, included in Accumulated Other Comprehensive Loss for the hedging activity of LEAF. The Company has no other hedging activity as of March 31, 2013.
The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
Balance, September 30, 2012, net of tax of $(6,263), $(15) and $(2,328)	$(10,013)	$(22)	$(3,045)	$(13,080)
Changes during fiscal 2013	1,873	12	151	2,036
Balance, March 31, 2013, net of tax of $(6,447), $(2), and $(2,279)	$(8,140)	$(10)	$(2,894)	$(11,044)
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

Three Months Ended
March 31, 2013
Shares
Basic shares outstanding	20,124
Dilutive effect of outstanding stock options, warrants and director units	1,691
Dilutive shares outstanding	21,815
 For periods with reported net losses, the Basic EPS and Diluted EPS shares were the same because of the antidilutive impact of potentially dilutive securities.  Accordingly, the following securities were excluded from the Diluted EPS computation as of March 31, 2013 and 2012: outstanding options to purchase 955,000 and 1.0 million shares of common stock, respectively, (at weighted average exercise prices per share of $16.88 and $16.27, respectively) and warrants to purchase 3,690,000 shares of common stock (exercise price per share of $5.10).
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Interest cost	$60	$80	$119	$160
Less: expected return on plan assets	(24)	(17)	(47)	(35)
Plus: Amortization of unrecognized loss	100	82	200	165
Net benefit cost	$136	$145	$272	$290
NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	March 31, 2013	September 30, 2012
Receivables from managed entities and related parties, net:
Real estate investment entities	$20,504	$18,247
Commercial finance investment entities (1)	7,531	13,904
Financial fund management investment entities	1,845	2,193
RSO	2,327	6,555
Other	121	152
Receivables from managed entities and related parties	$32,328	$41,051

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$2,917	$3,900
Other	243	480
Payables to managed entities and related parties	$3,160	$4,380

(1)
Includes $32.4 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $2.6 million in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Fees from unconsolidated investment entities:
Real estate (1)	$4,252	$4,689	$8,269	$8,457
Financial fund management	748	853	1,508	1,703
Commercial finance (2)	—	—	—	—
RSO:
Management, incentive and other fees	2,746	3,510	7,595	7,340
Dividends paid	556	505	1,090	1,136
Reimbursement of costs and expenses	1,214	892	2,374	1,597
CVC Credit Partners – reimbursement of costs and expenses	377	—	593	—
RRE Opportunity REIT:
Reimbursement of costs and expenses	204	530	279	635
Dividends paid	33	—	33	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(303)	(706)	(685)	(1,111)
Payment for rent and related expenses	(199)	(184)	(396)	(304)
Reimbursement of costs and expenses	57	82	116	142
1845 Walnut Associates Ltd. – payment of rent and operating expenses	(157)	(208)	(311)	(314)
Brandywine Construction & Management, Inc. – payment for property management fees for the hotel property	(43)	(39)	(97)	(98)
Atlas Energy, L.P. – reimbursement of costs and expenses	141	149	285	318
Ledgewood P.C. – payment for legal services	(61)	(114)	(114)	(269)
Graphic Images, LLC – payment for printing services	(24)	(94)	(51)	(102)
The Bancorp, Inc. – reimbursement of costs and expenses	28	29	56	74
9 Henmar, LLC – payment of broker/consulting fees	(3)	(4)	(22)	(22)

(1)
Includes discounts recorded by the Company of $133,000 and $614,000 recorded in the three months and six month ended March 31, 2013, respectively, and $52,000 and $128,000 in the three and six months ended March 31, 2012, in connection with management fees from its real estate investment entities that are expected to be received in future periods.

(2)
During the three and six months ended March 31, 2013, the Company waived $618,000 and $1.4 million, respectively, and $1.2 million and $2.7 million during the three and six months ended March 31, 2012 , respectively, of fund management fees from its commercial finance investment entities.

Purchases of related party trading securities. The Company engages in structured finance security trading, both as an agent, through the Company's registered broker-dealer subsidiary, Resource Securities, Inc. ("Resource Securities"), and for the Company. During the six months ended March 31, 2013, the Company purchased and sold $5.9 million notional value of notes of Alesco Financial, Inc. ("Alesco") for $239,000 and recognized gain of $121,000. Alesco merged with Cohen & Company, Inc. in December 2009 and subsequently changed its name to Institutional Financial Markets, Inc. ("IFMI"). Mr. Daniel G. Cohen, the brother of the Company's Chief Executive Officer, Mr. Jonathan Z. Cohen, and the son of Mr. E. Cohen, the Company's Chairman, is the Chief Executive Officer and Chief Investment Officer of IFMI.
Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the property underlying one of the Company’s real estate investments.  Mr. E. Cohen is the chairman of BCMI.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

In November 2012, the Company paid a $95,000 fee to BCMI in connection with the negotiations, for and ultimate sale of, a property in which the Company had a loan investment.
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2012, the Company agreed to advance up to $3 million to an affiliated real estate limited partnership under a revolving note, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.5 million and $2.4 million as of March 31, 2013 and September 30, 2012, respectively, and are included in Receivables from managed entities and related parties. The Company recorded $18,000 and $36,000 of interest income on this loan during the three and six months ended March 31, 2013, respectively, and $16,000 and $32,000 during the three and six months ended March 31, 2012, respectively.
NOTE 15 – FAIR VALUE
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investments in RSO, TBBK and RREDX common stock.
Investment securities − trading securities. The Company uses third-party valuations and dealer quotes or bids to estimate the fair value of its trading securities (Level 3).
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
Investment in real estate - office building. The Company's investment in an office building, located in Philadelphia, Pennsylvania was determined to be impaired during fiscal 2012. The Company determined the fair value of the building using an estimate of the loan to value based on stabilized projected cash flows (Level 3).
Investment in CVC Credit Partners. The Company utilized a third-party valuation firm to value its investment in CVC Credit Partners and its preferred interest as of its formation on April 17, 2012. The joint venture investment was valued at $28.6 million based on the weighted average of several calculations, including implied transaction, dividend discount, discounted cash flow, and guideline public company models. The valuation models required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which took into consideration the current economic environment and credit market conditions (Level 3).
Investment in Apidos-CVC preferred interest and contractual commitment. The Company's preferred interest in Apidos-CVC, initially valued at $6.8 million, as well as the corresponding contractual commitment valued at $589,000, were both based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
Investment in LEAF. The Company's investment in LEAF, also based on a third-party valuation, was valued at $1.7 million as of its formation. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions (Level 3).
As of March 31, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$18,750	$—	$9,457	$28,207
As of September 30, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$15,697	$—	$6,835	$22,532
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the six months ended March 31, 2013 (in thousands):

Investment Securities
Balance, beginning of year	$6,835
Purchases	8,013
Income accreted	449
Payments and distributions received	(3,333)
Impairment recognized in earnings	(214)
Sales	(3,620)
Gain on sales of trading securities	824
Unrealized holding gain on trading securities	909
Change in unrealized losses included in accumulated other comprehensive loss	(406)
Balance, end of period	$9,457
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during fiscal 2012 (in thousands):

	Investment Securities	Retained Financial Interest
Balance, beginning of year	$2,356	$22
Purchases	7,570	—
Income accreted	823	—
Payments and distributions received	(2,827)	—
Sales	(2,999)	—
Impairment recognized in earnings	(74)	—
Gains on sales of trading securities	909	—
Unrealized holding gain on trading securities	1,108	—
Deconsolidation of LEAF	—	(22)
Change in unrealized losses included in accumulated other comprehensive loss	(31)	—
Balance, end of year	$6,835	$—
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Weighted Average Assumptions
CLO securities	$5,661	Discounted cash flow	Constant default rate	2%
			Loss severity rate	30%
			Constant prepayment rate- year one	40%
			Constant prepayment rate- year two	30%
			Constant prepayment rate - periods thereafter	25%
			Reinvestment price on collateral	100%
			Discount rates	13.5% - 20%
Investment securities - trading securities. Since the Company uses third-party dealer marks to estimate the fair value of its non-marketable trading securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2013 have not been provided.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Six Months Ended March 31 , 2013:
Asset:
Receivables from managed entities – commercial finance, real estate and financial fund management	$—	$—	$10,047	$10,047
Liability:
Apidos contractual commitment	$—	$—	$998	$998

Fiscal Year Ended September 30, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$16,752	$16,752
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Investment in LEAF	—	—	1,749	1,749
Total	$—	$727	$54,799	$55,526
Liability:
Apidos contractual commitment	$—	$—	$589	$589
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	March 31, 2013		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$32,328	$32,328	$41,051	$41,051
	$32,328	$32,328	$41,051	$41,051
Borrowings:
Real estate debt	$10,425	$11,616	$10,531	$11,554
Senior Notes	10,000	12,066	10,000	11,364
Other debt	1,891	1,869	2,489	2,491
	$22,316	$25,551	$23,020	$25,409
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest for similar loans at March 31, 2013 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3. To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF3 equity as of March 31, 2013 was in excess of this commitment and, therefore, the Company was not required to record a liability with respect to this obligation.
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
Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $125,000 and $100,000 as of March 31, 2013 and September 30, 2012, respectively.  As of March 31, 2013 and September 30, 2012, Resource Securities net capital was $623,000 and $447,000, respectively, which exceeded the minimum requirements by $498,000 and $347,000, respectively.
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at March 31, 2013 and September 30, 2012.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $262,000 as of March 31, 2013 as a result of funds already invested to date.
In July 2011, the Company entered into an agreement with one of the tenant-in-common ("TIC") real estate programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company has advanced funds totaling $1.7 million as of March 31, 2013, which is included in Investments in real estate on the consolidated balance sheets.
The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
     As of March 31, 2013, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

NOTE 17 - OPERATING SEGMENTS
The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Three Months Ended March 31, 2013:
Revenues from external customers	$11,320	$2,868	$—	$—	$14,188
Equity in earnings (losses) of unconsolidated entities	20	1,419	(178)	—	1,261
Total revenues	11,340	4,287	(178)	—	15,449
Segment operating expenses	(9,440)	(2,528)	(45)	—	(12,013)
General and administrative expenses	(1,404)	9	—	(762)	(2,157)
Provision for credit losses	2,522	—	(2,860)	—	(338)
Depreciation and amortization	(230)	(20)	—	(166)	(416)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)
Interest expense	(197)	—	(1)	(296)	(494)
Other income (expense), net	297	589	6	(152)	740
Pretax loss attributable to noncontrolling interests (2)	43	—	—	—	43
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$2,931	$2,123	$(3,078)	$(1,376)	$600

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Six Months Ended March 31, 2013:
Revenues from external customers	$24,453	$4,239	$—	$—	$28,692
Equity in earnings (losses) of unconsolidated entities	41	2,723	(302)	—	2,462
Total revenues	24,494	6,962	(302)	—	31,154
Segment operating expenses	(17,438)	(3,545)	4	—	(20,979)
General and administrative expenses	(1,487)	(569)	—	(2,357)	(4,413)
Provision for credit losses	2,332	(457)	(7,365)	—	(5,490)
Depreciation and amortization	(538)	(42)	—	(328)	(908)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)
Interest expense	(409)	—	(1)	(606)	(1,016)
Other income (expense), net	460	1,112	6	(250)	1,328
Pretax income attributable to noncontrolling interests (2)	(822)	—	—	—	(822)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$6,592	$3,247	$(7,658)	$(3,541)	$(1,360)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Three Months Ended March 31, 2012:
Revenues from external customers	$9,681	$5,428	$—	$—	$15,109
Equity in earnings (losses) of unconsolidated entities	35	876	(1,240)	—	(329)
Total revenues	9,716	6,304	(1,240)	—	14,780
Segment operating expenses	(7,407)	(4,379)	(230)	—	(12,016)
Restructuring expenses	—	—	—	(365)	(365)
General and administrative expenses	(94)	(604)	—	(1,769)	(2,467)
Provision for credit losses	(103)	—	(2,859)	—	(2,962)
Depreciation and amortization	(324)	(37)	—	(174)	(535)
Gain on sale of investment securities, net	—	—	—	5	5
Other-than-temporary impairment losses recognized in earnings	—	(74)	—	—	(74)
Interest expense	(213)	—	(36)	(396)	(645)
Other income (expense), net	129	538	—	(42)	625
Pretax loss attributable to noncontrolling interests (2)	39	—	—	—	39
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$1,743	$1,748	$(4,365)	$(2,741)	$(3,615)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Six Months Ended March 31, 2012:
Revenues from external customers	$17,741	$11,341	$4,134	$—	$33,216
Equity in earnings (losses) of unconsolidated entities	641	1,542	(1,955)	—	228
Total revenues	18,382	12,883	2,179	—	33,444
Segment operating expenses	(14,599)	(10,183)	(2,193)	—	(26,975)
Restructuring expenses	—	—	—	(365)	(365)
General and administrative expenses	(172)	(1,473)	—	(3,718)	(5,363)
Gain on sale of leases and loans	—	—	37	—	37
Provision for credit losses	(207)	—	(5,005)	—	(5,212)
Depreciation and amortization	(647)	(74)	(1,556)	(319)	(2,596)
Gain on deconsolidation of subsidiary	—	—	8,749	—	8,749
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)
Gain on sale of investment securities, net	—	41	—	22	63
Other-than-temporary impairment on investments	—	(74)	—	—	(74)
Interest expense	(428)	—	(1,727)	(1,464)	(3,619)
Other income (expense), net	246	1,115	—	(177)	1,184
Pretax loss (income) attributable to noncontrolling interests (2)	14	—	(224)	—	(210)
Income (loss) excluding noncontrolling interests before intercompany interest expense and taxes	2,589	2,235	260	(8,211)	(3,127)
Intercompany interest (expense) income	—	—	(29)	29	—
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$2,589	$2,235	$231	$(8,182)	$(3,127)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Segment assets
March 31, 2013	$171,843	$77,621	$8,507	$(68,444)	$189,527
March 31, 2012	164,897	30,685	26,407	(53,497)	168,492

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management excludes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are included from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Geographic information.  There were no revenues generated from the Company's European operations during the three and six months ended March 31, 2013 and 2012. Included in segment assets as of March 31, 2013 and 2012 were $585,000 and $855,000, respectively, of European assets.
Major customer.  During the three months and six ended March 31, 2013, the total of management, incentive and other fees that the Company received from RSO were 18% and 24%. RSO fees represented 24% and 22% for the three and six months ended March 31, 2012, respectively, of the Company's total consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.
NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of March 31, 2013, we managed $15.3 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage. We expect to continue to expand this business by raising investor funds through our retail broker channel for investment programs, principally through Resource Real Estate Opportunity REIT, Inc., which we refer to as RRE Opportunity REIT.
During the three months ended March 31, 2013, we launched Resource Real Estate Diversified Income Fund , or RREDX, a publicly-offered, diversified, closed-end management investment company. Its focus will be to invest at least 80% of assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. We purchased 10,000 shares of RREDX during the quarter for $100,000.
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligations, or CDOs and CLOs. In addition, on April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received $25.0 million in cash before transaction costs and partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC. Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale during fiscal 2012. Through our new joint venture, we closed Apidos CLO IX ($409.8 million of par value) in July 2012, Apidos CLO X ($450 million of par value) in November 2012, Apidos CLO XI ($400 million of par value) in January 2013 and Apidos CLO XII ($523 million of par value) in April 2013. For fiscal 2013, we expect to continue to focus on managing our existing assets as well as to continue to expand our CLO business through our joint venture.
We currently account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $2.9 million and $7.4 million during the three and six months ended March 31, 2013 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
During the three months ended March 31, 2013, we sold our 10% interest in a real estate joint venture for $3.0 million. In conjunction with the sale, we recognized a gain of $1.6 million and reversed a $1.0 million provision for credit losses related to receivables from the joint venture that were previously deemed to be uncollectible. In addition, during the quarter ended March 31, 2013, we reversed a $1.5 million provision related to the collectability of receivables from other real estate investment entities due to improvements in the projected cash flows from the fund investments.
We recorded consolidated net income attributable to common shareholders of $744,000 during the three months ended March 31, 2013 and a net loss attributable to common shareholders of $703,000 for the six months ended March 31, 2013.

Back to Index

Assets Under Management
We increased our assets under management by $2.3 billion to $15.3 billion at March 31, 2013 from $13.0 billion at March 31, 2012. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	March 31, 2013		Increase (Decrease)
	2013	2012	Amount	Percentage
Financial fund management (2)	$12,988	$10,868	$2,120	20%
Real estate	1,822	1,633	189	12%
Commercial finance	527	537	(10)	(2)%
	$15,337	$13,038	$2,299	18%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase is primarily due to the $2.0 billion addition of the CVC portfolio contributed in the April 2012 formation of CVC Credit Partners, in which we own a 33% interest, the issuance of three new Apidos CLOs (totaling $1.3 billion).  These increases were offset, in part, by reductions in the eligible collateral bases of our ABS ($231.1 million), corporate loan ($680.7 million) and trust preferred portfolios ($247.5 million) resulting from redemptions, defaults, paydowns, sales and calls.

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

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of March 31, 2013
Financial fund management	44	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	46	26	6	10
As of March 31, 2012
Financial fund management	38	13	—	1
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	40	25	6	8
As of March 31, 2013 and 2012, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	March 31, 2013				March 31, 2012
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$5,569	$2,593	$—	$8,162	$5,570
Trust preferred securities (1)	3,536	—	—	3,536	3,784
Asset-backed securities (1)	1,160	—	—	1,160	1,391
Mortgage and other real estate-related loans (2)	2	990	—	992	908
Real properties (2)	746	68	16	830	725
Commercial finance assets (3)	527	—	—	527	537
Private equity and other assets (1)	107	23	—	130	123
	$11,647	$3,674	$16	$15,337	$13,038

(1)	We value these assets at their amortized cost.

Back to Index

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

Employees
As of March 31, 2013, we had 608 full-time employees, an increase of 45 or (8%), from 563 employees at March 31, 2012, reflecting the increase by 51 employees at our property management subsidiary. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management (1)	Corporate/ Other (2)
March 31, 2013
Investment professionals	56	42	11	3
Other	69	19	13	37
	125	61	24	40
Property management	483	483	—	—
Total	608	544	24	40

March 31, 2012
Investment professionals	65	38	25	2
Other	66	19	12	35
	131	57	37	37
Property management	432	432	—	—
Total	563	489	37	37

(1)	Decrease due to the April 2012 deconsolidation of Apidos as a result of the transaction with CVC.

(2)	As a result of the November 2011 deconsolidation of LEAF, we no longer have any commercial finance employees.

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Fund management revenues (1)	$7,968	$9,397	$15,196	$17,846
Finance and rental revenues (2)	2,005	1,986	4,507	8,085
RSO management fees	2,574	3,376	7,233	7,065
Gains on sale of investments (3)	1,606	—	2,437	60
Other revenues (4)	1,296	21	1,781	388
	$15,449	$14,780	$31,154	$33,444

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

Back to Index

Back to Index

Results of Operations:  Real Estate
Through our real estate segment, we focus on four different areas:

•
the acquisition, ownership and management of portfolios of discounted real estate and real estate related debt, which we have acquired through three sponsored real estate investment entities as well as through joint ventures with institutional investors;

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	March 31,
	2013	2012
Assets under management (1):
Commercial real estate debt	$938	$801
Real estate investment funds and programs	582	577
RRE Opportunity REIT	150	66
Distressed portfolios	57	94
Properties managed for RSO	64	60
Institutional portfolios	15	15
Legacy portfolio	16	20
	$1,822	$1,633

(1)	For information on how we calculate assets under management, see “Assets under Management”, above.

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

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Management fees:
Asset management fees	$2,594	$1,847	$4,818	$3,694
Resource Residential property management fees	2,233	1,570	4,258	3,207
RSO management fees	2,193	2,007	6,860	3,390
	7,020	5,424	15,936	10,291
Other:
Rental property income and revenues of consolidated VIE (1)	949	946	2,378	2,259
Master lease revenues	1,056	1,040	2,129	2,059
Fee income from sponsorship of investment entities	689	2,271	1,573	3,072
Gains and fees on resolution of loans and other property interests	1,606	—	2,437	60
Equity in earnings of unconsolidated entities	20	35	41	641
	$11,340	$9,716	$24,494	$18,382
Costs and expenses:
General and administrative expenses	$4,693	$3,760	$8,861	$7,507
Resource Residential property management expenses	2,355	1,748	4,444	3,346
Master lease expenses	1,579	1,042	2,652	2,058
Rental property expenses and expenses of consolidated VIE (1)	813	857	1,481	1,688
	$9,440	$7,407	$17,438	$14,599

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.
Revenues − Three and Six Months Ended March 31, 2013 as Compared to Three and Six Months Ended March 31, 2012
Revenues from our real estate operations increased $1.6 million and $6.1 million for the three and six months ended March 31, 2013, respectively.  We attribute the increases primarily to the following:
Management fees - increased by $1.6 million and $5.6 million, respectively, principally due to the following:

•
a $747,000 and $1.1 million increase, respectively, in asset management fees, reflecting a $626,000 and $1.2 million increase in broker-dealer manager fees earned in conjunction with an increase in the funds raised for RRE Opportunity REIT;

•
a $663,000 and $1.1 million increase, respectively, in property management fees earned by our property manager, Resource Residential, reflecting a 2,484 unit increase (15%) in multifamily units under management to 18,997 units at March 31, 2013 from 16,513 units at March 31, 2012; and

•
a $186,000 and $3.5 million increase, respectively, in RSO management fees. The base management fee increased by $668,000 and $1.3 million, respectively, due to the increase in the equity of RSO upon which this fee is based. We also earned incentive management fees of $2.6 million during the six months ended March 31, 2013 as compared to $482,000 for the same period last year. The incentive management fees are based on the adjusted operating earnings of RSO, which varies from period to period.

Other revenues

•
a $1.6 million and $2.4 million increase, respectively, in gains and fees on resolution of loans and investment entities. In January 2013, we sold our 10% interest in a real estate joint venture and recognized a gain of $1.6 million. In October 2012, we sold a commercial property located in Elkins, West Virginia, which was consolidated through a VIE, recognizing a gain of $831,000 (of which $793,000 was attributable to noncontrolling interests);

These increases were offset, in part, by:

•	a $1.6 million and $1.5 million decrease, respectively, in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

Back to Index

Back to Index

•	during the three and six months ended March 31, 2013, we earned $689,000 and $1.6 million, respectively, in fees primarily from the following activities:

•	the acquisition of two and seven properties (valued at $18.6 million and $47.5 million, respectively); and

•	the sale of two and three properties (valued at $13.0 million and $29.1 million, respectively).
In comparison, during the three and six months ended March 31, 2012, we earned $2.3 million and $3.1 million, respectively, in fees primarily from the following activities:

•
the acquisition of two properties and two loans (valued at $38.2 million) during the three months ended March 31, 2012 and three properties and two loans (valued at $46.5 million) during the six months ended March 31, 2012; and

•	the sale of one property, including a promoted return of $1.2 million for the three months ended March 31, 2012 and the sale of two properties and two loans for the six months ended March 31, 2012.

•
a $15,000 and $600,000 decrease, respectively, in the equity in earnings of unconsolidated entities. During the three and six months ended March 31, 2013, we earned equity income of $20,000 and $41,000, respectively. The six months ended March 31, 2012 included a $750,000 gain in conjunction with the release of funds from escrow related to the fiscal 2011 sale of a Washington, DC office building held by one of our legacy portfolio investments.

Costs and Expenses − Three and Six Months Ended March 31, 2013 as Compared to Three and Six Months Ended March 31, 2012
Costs and expenses of our real estate operations increased $2.0 million (27%) and $2.8 million (19%), respectively. We attribute these changes primarily to the following:

•
a $933,000 and $1.4 million increase, respectively, in general and administrative expenses principally related to an $827,000 and $1.1 million increase, respectively, in wages and benefits. During the three months ended March 31, 2013, we allocated an additional $513,000 of corporate wages and benefits to our real estate segment in conjunction with the increase in its operating activities. In addition, these increases in wages and benefits reflect the additional staffing required to manage the increased properties under management as well as the additional personnel hired at our broker-dealer, Resource Securities, to enhance our fundraising capabilities; and

•
a $607,000 and $1.1 million increase, respectively, in Resource Residential expenses primarily due to increased wages and benefits, principally in conjunction with the additional personnel needed to operate and manage the increased number of properties under management.

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

Back to Index

Back to Index

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
March 31, 2013
CVC Credit Partners (2)	$5,569	$2,593	$8,162
Trapeza	3,536	—	3,536
Ischus	1,160	—	1,160
Other company-sponsored partnerships	107	23	130
	$10,372	$2,616	$12,988
March 31, 2012
Apidos (2)	$2,654	$2,916	$5,570
Trapeza	3,784	—	3,784
Ischus	1,391	—	1,391
Other company-sponsored partnerships	84	39	123
	$7,913	$2,955	$10,868

(1)	For information on how we calculate assets under management, see "Assets Under Management”, above.

(2)	In April 2012, we sold 100% of Apidos to CVC and retained a 33% interest in CVC Credit Partners, which manages the former Apidos portfolio as well as the portfolio contributed by CVC.

In our financial fund management operating segment, we earn monthly fees on assets managed on behalf of institutional and individual investors as follows:

•
Collateral management fees − we receive fees for managing the assets held by CLO and CDO issuers we have sponsored, including subordinate and incentive fees. These fees vary by issuer, with our annual fees ranging between 0.1% and 0.25% of the aggregate principal balance of the eligible collateral owned by the issuers. The indentures to the notes require that certain overcollateralization test ratios, or O/C ratios, be maintained. O/C ratios measure the ratio of assets (collateral) to liabilities (notes) of a given issuer. Losses incurred on collateral due to payment defaults, payment deferrals or rating agency downgrades reduce the O/C ratios. If specified O/C ratios are not met by an issuer, subordinate or incentive management fees, which are discussed in the following sections, are deferred and interest collections from collateral are applied to outstanding principal balances on the notes, typically in order of seniority.

•
Administration fees − we receive fees for managing the assets held by our company-sponsored partnerships and, through April 2012, our credit opportunities fund (which is now being managed by CVC Credit Partners). These fees vary by limited partnership or fund, with our annual fee ranging between 0.75% and 2.00% of the partnership or fund capital balance.

Based on the terms of our general partner interests, two of the Trapeza partnerships we manage as general partner include a clawback provision.
We discuss the basis for our fees and revenues for each area in more detail in the following sections.
Our financial fund management operations historically have depended upon our ability to sponsor and manage CLO and CDO issuers. During the past several years, the market for CDOs has been non-existent and extremely limited for CLOs. In fiscal 2012, the market for CLO issuances improved dramatically. As a result, in October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. In July 2012, CVC Credit Partners closed its first CLO, Apidos CLO IX, and in November 2012 and January and April 2013, closed Apidos CLO X, Apidos CLO XI and Apidos CLO XII, respectively.
CVC Credit Partners
Through CVC Credit Partners, we and our joint venture partner have sponsored, structured and/or currently manage 22 CLO issuers for institutional and individual investors and RSO. These joint venture CLO issuers, accounts and funds hold approximately $8.2 billion in U.S. and European bank loans and corporate bonds at March 31, 2013, of which $2.6 billion are managed on behalf of RSO.

Back to Index

Back to Index

Under our former Apidos business, we derived revenues through base and subordinate management fees. Base management fees varied by CLO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CLO issuers). Subordinate management fees, which also varied by CLO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CLO issuers), were subordinated to debt service payments on the CLOs. In connection with the sale of Apidos, we retained the right to 75% of the incentive management fees earned by the legacy Apidos CLOs.  In January 2013, we received $409,000 for our share of the incentive fee payments from three of the legacy Apidos CLOs.
As a result of the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of the Apidos business in our consolidated results, and instead record our 33% equity interest in the operations of CVC Credit Partners.
Trapeza
In our Trapeza operations, we sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.5 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.
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
Company-Sponsored Partnerships
We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $65.7 million of investments in financial institutions. We derive revenues from these operations through annual management fees ranging from 0.75% to 2.0% of the equity invested in these partnerships. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in these partnerships. We may receive a carried interest of up to 20% upon meeting specific investor return rates.
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

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Fund management fees	$733	$3,688	$1,471	$7,515
Fund management fees - incentive	409	—	409	—
RSO management fees - trading portfolio	226	840	218	2,695
RSO management fees	155	529	155	980
Introductory agent fees	331	569	771	720
Equity in earnings of unconsolidated CDO issuers	227	215	447	409
Equity in earnings of CVC Credit Partners	582	—	1,447	—
Gains, net, on trading securities	1,276	—	1,759	—
Other revenues	20	21	22	21
	3,959	5,862	6,699	12,340
Total limited and general partner interests	328	442	263	543
	$4,287	$6,304	$6,962	$12,883
Costs and expenses:
General and administrative expenses	$2,528	$4,379	$3,545	$10,183
Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.
Revenues − Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
Revenues of our financial fund management operations decreased $2.0 million (32%) to $4.3 million for the three months ended March 31, 2013 from $6.3 million for the three months ended March 31, 2012. We attribute the decrease primarily to the following:

•	a $3.0 million decrease in fund management fees, principally CLO collateral management and partnership management fees, in connection with the sale of Apidos;

•
a $374,000 decrease in RSO management fees, reflecting the $529,000 decrease in base and incentive management fees due to the sale of Apidos, offset in part by a $155,000 increase in oversight fees earned for the management of a new portfolio of life insurance policies on behalf of RSO;

•	a $614,000 decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO which varies by quarter based on transactional activity;

•
a $238,000 decrease in introductory agent fees as a result of fees earned in connection with 11 structured security transactions with an average fee of $30,000 for the three months ended March 31, 2013 as compared to 28 structured security transactions with an average fee of $20,000 for the prior year period; and

•
a $114,000 decrease primarily from our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly from period to period.

These decreases were partially offset by the following:

•	a $1.3 million increase in realized and unrealized gains, and interest recorded on trading securities purchased since April 2012;

•	a $582,000 increase in earnings in unconsolidated entities reflecting the results of our joint venture partnership with CVC Credit Partners which commenced in April 2012; and

•	a $409,000 increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs.

Back to Index

Back to Index

Costs and Expenses − Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
Costs and expenses of our financial fund management operations decreased $1.9 million (42%) for the three months ended March 31, 2013. We attribute the decrease primarily to the following:

•
a $2.1 million decrease in general and administrative expenses principally related to a $1.9 million decrease in wages and benefits due to the reduced number of employees in connection with the sale of Apidos; offset in part by

•	a $239,000 increase in professional fees related to a sharing arrangement with certain former employees in connection with the incentive fees earned on the legacy Apidos CLOs.
Revenues − Six Months Ended March 31, 2013 as Compared to Six Months Ended March 31, 2012
Revenues of our financial fund management operations decreased $5.9 million (46%) to $7.0 million for the six months ended March 31, 2013 from $12.9 million for the six months ended March 31, 2012. We attribute the decrease primarily to the following:

•	a $6.0 million decrease in fund management fees, principally due to the decrease in CLO collateral management and partnership management fees in connection with the sale of Apidos;

•
a $825,000 decrease in RSO management fees, reflecting the $980,000 decrease in base and incentive management fees due to the sale of Apidos offset, in part, by the $155,000 increase in fees related to a new oversight fee charged to RSO relating to our management of a portfolio of life insurance policies on its behalf;

•	a $2.5 million decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO; and

•
a $280,000 decrease in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly from period to period.

These decreases were partially offset by the following:

•	a $1.8 million increase in realized and unrealized gains, and interest recorded on trading securities purchased since April 2012;

•	a $1.4 million increase in earnings in unconsolidated entities reflecting the results of the CVC joint venture;

•	a $409,000 increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•
a $51,000 increase in introductory agent fees as a result of fees earned in connection with 19 structured security transactions with an average fee of $31,000 for the six months ended March 31, 2013 as compared to 35 structured security transactions with an average fee of $21,000 for the prior year period; and

•	a $38,000 net increase in earnings from six unconsolidated CLO issuers invested in bank loans we previously sponsored and managed, primarily due to the three CLO equity purchases since July 2012.
Costs and Expenses − Six Months Ended March 31, 2013 as Compared to Six Months Ended March 31, 2012
Costs and expenses of our financial fund management operations decreased $6.6 million (65%) for the six months ended March 31, 2013. We attribute the decrease primarily to the following:

•
a $6.2 million decrease in general and administrative expenses principally related to a $2.9 million decrease in wages and benefits due to the reduced number of employees in connection with the sale of Apidos and a $3.4 million decrease in incentive related pay in connection with the portfolio management activities conducted on behalf of RSO; and

•	a $433,000 decrease in other general and administrative expenses primarily due to an increase in costs allocated to RSO under our management agreement.

Back to Index

Back to Index

Results of Operations:  Commercial Finance
In January 2011, we contributed the leasing origination and servicing platform of LEAF Financial to LEAF to facilitate outside investment in our commercial finance business. RSO also contributed assets and cash to LEAF, and Guggenheim Securities LLC, or Guggenheim, provided a credit facility for use in LEAF's originations. LEAF Financial retained the management of four equipment leasing partnerships, for which LEAF is the sub-servicer. As a result of the investment in LEAF by a third-party private investment firm in November 2011, we determined that we no longer controlled LEAF and, accordingly, it was deconsolidated from our financial statements. Subsequently, we have recorded our retained interest in LEAF on the equity method of accounting.
The commercial finance assets we manage through LEAF decreased by $10.0 million to $527.0 million as compared to $537.0 million at March 31, 2012. This decrease reflects a $154.0 million reduction in assets we managed for our four investment entities due to the natural runoff of the lease portfolios, which was offset by a $144.0 million increase in the LEAF portfolio. As of March 31, 2013, LEAF managed approximately 55,000 leases and loans for itself and our investment entities, with an average original finance value of $24,000 and an average term of 57 months, as compared to approximately 58,000 leases and loans with an average original finance value of $26,000 and an average term of 58 months as of March 31, 2012.
The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

	March 31,
	2013	2012
LEAF	$413	$269
Commercial finance investment entities	114	268
	$527	$537

(1)	For information on how we calculate assets under management, see - “Assets under Management”, above.
During fiscal 2012, our share of LEAF's losses reduced our investment in that entity to zero, such that we will not incur any additional equity losses in LEAF. However, we continue to record our share of any charges that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
We continue to consolidate the operating results of LEAF Financial. Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $618,000 and $1.4 million of fund management fees from these entities during the three and six months ended March 31, 2013, respectively, and $1.2 million and $2.7 million during the three and six months ended March 31, 2012, respectively.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:(1)
Equity in losses of investment entities	$(173)	$(87)	$(292)	$(237)
Equity in losses of LEAF	(5)	(1,153)	(10)	(1,718)
	(178)	(1,240)	(302)	(1,955)
Other:
Finance revenues	—	—	—	3,767
Other fees	—	—	—	367
	$(178)	$(1,240)	$(302)	$2,179
Costs and expenses:
General and administrative expenses - wages and benefit costs	$33	$49	$90	$1,924
General and administrative expenses - other	12	181	(94)	921
Less: deferred initial direct costs and fees	—	—	—	(652)
	$45	$230	$(4)	$2,193

Back to Index

Back to Index

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
Three and Six Months Ended March 31, 2013 as Compared to Three and Six Months Ended March 31, 2012. General and administrative costs were $2.2 million and $4.4 million for the three and six months ended March 31, 2013, respectively, a decrease of $310,000 (13%) and $1.0 million (18%) as compared to $2.5 million and $5.4 million for the three and six months ended March 31, 2012, respectively. These decreases reflect the increased allocation of corporate general and administrative costs to our operating segments, principally real estate, in conjunction with the increase in the respective operating activities at those entities. During the three and six months ended March 31, 2013, we allocated $513,000 of additional wages to our real estate segment. In addition, there was a $179,000 reduction in amortization expense related to stock-based compensation for the six months ended March 31, 2013 as compared to the prior year period.
Restructuring Expenses
We recorded a $365,000 charge for restructuring during the three months ended March 31, 2012 consisting of severance and benefits for terminated employees. The decrease in staffing levels reflects our decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Commercial finance:
Receivables from managed entities	$2,863	$2,865	$7,371	$4,860
Leases, loans and future payment card receivables	(3)	(6)	(6)	145
Real estate:
Receivables from managed entities	(2,533)	98	(2,378)	188
Rent receivables	11	5	46	19
Financial fund management - receivables from managed entities	—	—	457	—
	$338	$2,962	$5,490	$5,212
We have estimated, based on projected cash flows, that three of the commercial finance funds that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $2.9 million and $7.4 million for the three and six months ended March 31, 2013, respectively, and $2.9 million and $4.9 million for the three and six months ended March 31, 2012, respectively. As a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed an additional $1.5 million provision for credit losses during the three months ended March 31, 2013. These provision decreases were offset, in part, by the $457,000 reserve we recorded during the six months ended March 31, 2013 against a receivable relating to the sale of Apidos.
Depreciation and Amortization
Depreciation expense decreased by $119,000 and $1.7 million for the three and six months ended March 31, 2013, respectively, as compared to the prior year periods. The decline for the six months ended March 31, 2013 primarily reflects the November 2011 deconsolidation of LEAF. The following table reflects the detail of our depreciation expense (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Real estate property investments	$180	$234	$391	$464
Other operating segments depreciation on fixed assets	236	301	517	576
LEAF	—	—	—	1,556
Total depreciation expense	$416	$535	$908	$2,596

Back to Index

Back to Index

Net Other-than-Temporary Impairment Charges on Investment Securities
During the three and six months ended March 31, 2013 and 2012, we recorded $214,000 and $74,000, respectively, of other-than-temporary impairment charges on CLO investments which primarily invested in bank loans.
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs as well as discounts related to the following: (a) the value of the warrants issued to the original holders of our Senior Notes, (b) warrants that LEAF issued in connection with its credit facility, and (c) LEAF's securitized borrowings and the corresponding issuance of equipment-backed notes. We recorded interest expense for LEAF for the period prior to its deconsolidation in November 2011. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Corporate	$296	$396	$606	$1,464
Real estate	197	213	409	428
Commercial finance	1	36	1	1,727
	$494	$645	$1,016	$3,619
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Corporate facilities
Senior Notes: (1)
Average borrowings	$10.0	$10.0	$10.0	$12.8
Average interest rates	9.0%	9.0%	9.0%	10.4%

Secured credit facilities (and TD Bank term note in fiscal 2012):
Average borrowings	$0.6	$5.3	$0.3	$5.8
Average interest rates	3.2%	6.0%	3.2%	6.0%

Commercial finance (transferred and/or terminated facilities) (2)
Secured credit facilities:
Average borrowings	$—	$—	$—	$68.8
Average interest rates	—%	—%	—%	4.2%

Term securitizations:
Average borrowings	$—	$—	$—	$112.8
Average interest rates	—%	—%	—%	4.2%

(1)
In November 2011, we refinanced the Senior Notes through a partial redemption and modification, which reduced the principal balance outstanding from $18.8 million to $10.0 million and reduced the interest rate from 12% to 9%.

(2)
The amounts presented for commercial finance for fiscal 2012 reflect activity during the period from October 1 to November 16, 2011. Subsequently, we deconsolidated LEAF, including these facilities, from our consolidated financial statements.

As a result of the reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the three and six months ended March 31, 2013 decreased by $100,000 and $858,000, respectively, as compared to the same periods in the prior year. Additionally, for the six months ended March 31, 2012, interest expense decreased by $1.7 million due to the November 2011 deconsolidation of LEAF.

Back to Index

Back to Index

Gain on the Deconsolidation and Sale of Subsidiaries
Gain on Deconsolidation of LEAF. In November 2011, we obtained an additional investment in LEAF by a third-party private investment firm. Accordingly, we determined that we no longer controlled LEAF and, effective with that investment, we deconsolidated it for financial reporting purposes. Our equity interest in LEAF is 14.9% on a fully diluted basis. We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero. In addition, a third-party firm valued our investment in LEAF as of November 2011 at $1.7 million. Accordingly, during the six months ended March 31, 2012, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.
Loss on Extinguishment of Debt
In September and October 2009, we issued $18.8 million of Senior Notes along with detachable 5-year warrants to purchase common stock. The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded as a discount to the notes and was amortized over the 3-year term of the Senior Notes using the effective interest method. In November 2011, we refinanced the Senior Notes through a partial redemption and modification and, as a result, expensed the remaining $2.2 million unamortized discount related to the warrants.
Other Income
The following table details our other income, net of other expenses (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
RSO dividend income	$556	$505	$1,090	$1,136
Interest income (1)	265	130	427	254
Amortization of unrecognized loss - retirement plan (2)	(100)	(83)	(200)	(166)
Other expense, net	19	73	11	(40)
Other income, net	$740	$625	$1,328	$1,184

(1)
Includes accretion of discount on receivables from real estate managed entities of $242,000 and $382,000 for the three and six months ended March 31, 2013, respectively, and $112,000 and $212,000 for the three and six months ended March 31, 2012, respectively.

(2)	Includes amortization of losses in the securities held in the retirement plan for our former Chief Executive Officer.
Net Loss (Income) Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF in November 2011, we no longer record commercial finance noncontrolling interests.  The following table sets forth the net loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Real estate:
Related-party interest in our hotel property(1)	$43	$39	$(28)	$14
Outside interests in a commercial property, net of tax of $278 and $0(2)	—	—	(516)	—
Commercial finance:
RSO investment in LEAF preferred stock(3)	—	—	—	(571)
Stock-based compensation(4)	—	—	—	218
	$43	$39	$(544)	$(339)

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(2)
A third party's interest in a commercial real estate property in Elkins, West Virginia that we previously had consolidated as a VIE. The property underlying the loan was sold and our investment was resolved during the three months ended December 31, 2012.

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

Back to Index

Back to Index

(4)
Senior executives of LEAF held a 13.9% interest in LEAF Financial as of December 31, 2010. In January 2011, these shares were exchanged for a 21.98% interest in LEAF (10% on a fully diluted basis). As a result of the deconsolidation of LEAF, we no longer record this noncontrolling interest.

Income Taxes
Three and Six Months Ended March 31, 2013 as Compared to Three and Six Months Ended March 31, 2012.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a benefit of 26% and 72% for the three and six months ended March 31, 2013, respectively, as compared to a benefit of 36% and 40% for the three and six months ended March 31, 2012, respectively.  Our effective income tax rate without discrete tax items would have been a 14% tax expense and an 82% tax benefit for the three and six months ended March 31, 2013, respectively.  We project our effective tax rate to be a benefit between 96% and 140% for fiscal 2013. The increase in the projected tax rate reflects the greater impact of expected tax benefits, specifically the dividend received deduction on taxable earnings from CVC Credit Partners relative to our projected pre-tax earnings. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
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
At March 31, 2013, our liquidity consisted of four primary sources:

•	cash on hand of $15.4 million;

•	$10.5 million of availability under our two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at March 31, 2013 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.
Refinancing Our Debt. We amended our Republic and TD Bank facilities in October and November 2012, respectively, to extend the maturities of these facilities to December 2014. In December 2012, we amended our Senior Notes to extend their maturity to March 2015.
As of March 31, 2013, our total borrowings outstanding of $22.3 million included $10.0 million of Senior Notes, $10.4 million of mortgage debt (secured by the underlying hotel property) and $1.9 million of other debt.
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
Dividends
We used cash reserves to fund our dividends during periods in which our cash flows from operations were insufficient.
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

Back to Index

Back to Index

Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at March 31, 2013 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,425	$189	$414	$473	$9,349

Recourse to the Company:
Other debt (1)	11,693	123	11,570	—	—
Capital lease obligations (1)	198	198	—	—	—
	11,891	321	11,570	—	—

Operating lease obligations	16,460	2,000	3,963	3,947	6,550
Other long-term liabilities	8,385	978	1,609	1,486	4,312
Total contractual obligations	$47,161	$3,488	$17,556	$5,906	$20,211

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2013; less than 1 year: $1.7 million; 1-3 years:  $2.3 million; 4-5 years:  $1.2 million; and after 5 years: $2.0 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	512	512	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,315	$1,315	$—	$—	$—
LEAF Valuation Commitment. In conjunction with the third-party equity investment in LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that equity in the entity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days of December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall. As of March 31, 2013, the value of the equity of the entity was in excess of the commitment and, therefore, we were not required to record a liability with respect to this obligation.
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

Back to Index

Back to Index

Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $125,000 and $100,000 as of March 31, 2013 and September 30, 2012, respectively.  As of March 31, 2013 and September 30, 2012, Resource Securities net capital was $623,000 and $447,000, respectively, which exceeded the minimum requirements by $498,000 and $347,000, respectively.
Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at March 31, 2013 and September 30, 2012.
Legal proceedings. In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants consisting of investment banks, rating agencies, collateral managers, including Trapeza Capital Management, LLC, or TCM, and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc. TCM and the Trapeza CDO issuers are collectively referred to as Trapeza. The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment. First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza) fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations. Specifically, with respect to Trapeza, First Community alleges that it purchased $20.0 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan. The Court dismissed this matter in June 2012. First Community filed a Notice of Appeal in July 2012.
We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.
Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to RRE Opportunity REIT, we have committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $262,000 as of March 31, 2013 as a result of funds already invested to date.
In July 2011, we entered into an agreement with one of tenant in common, or TIC, programs we sponsored and manage. This agreement requires us to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company advanced funds totaling $1.7 million as of March 31, 2013.
The liabilities for the real estate commitments will be recorded in the future as the amounts become due and payable.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of March 31, 2013, except for the clawback liability recorded for the two Trapeza entities and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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
Our investments in RSO, RRE Opportunity REIT, and our investments in the structured finance entities that hold investments in trust preferred assets, which we refer to as our Trapeza entities, and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, we have advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2013.

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
Debt
At March 31, 2013, there were no borrowings outstanding under our two secured revolving credit facilities.
All other debt, as of March 31, 2013, was at fixed rates of interest and, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of March 31, 2013, our trading security portfolio was comprised of $3.8 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of March 31, 2013, the hypothetical loss would have been approximately $377,000.

Back to Index

Back to Index

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
Changes in Internal Control Over Financial Reporting
Other than the changes discussed below that were made in the first fiscal quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting disclosed in that item.  We designed our remediation efforts, as outlined in the Annual Report, to address the material weakness identified by management in connection with the valuation of two of our legacy real estate investments and to strengthen our internal control over financial reporting.  As of March 31, 2013, we have taken steps to address the material weakness and to improve our internal control over financial reporting, as follows:

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

Back to Index

Back to Index

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended March 31, 2013 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2013	7,973	$6.88	382,915	610,916
February 1 to February 28, 2013	—	$—	382,915	610,916
March 1 to March 31, 2013	—	$—	382,915	610,916
Total	7,973	$6.88

(1)	The average price per share as reflected above includes broker fees and commissions.

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

RESOURCE AMERICA, INC.
(Registrant)

May 8, 2013	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

May 8, 2013	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index