Form 10-Q
period 2013-06-30
RESOURCE AMERICA, INC.
filed 2013-08-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on August 1, 2013 was 20,434,010 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-Q

Back to Index

PART I

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	September 30, 2012
ASSETS	(unaudited)
Cash	$12,173	$19,393
Restricted cash	561	642
Receivables	1,069	3,554
Receivables from managed entities and related parties, net	32,433	41,051
Investments in real estate, net	17,016	19,149
Investment securities, at fair value	31,151	22,532
Investments in unconsolidated loan manager	37,326	36,356
Investments in unconsolidated entities	13,518	12,993
Property and equipment, net	2,496	2,732
Deferred tax assets, net	37,292	34,565
Other assets	6,257	3,776
Total assets	$191,292	$196,743

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$18,827	$23,042
Payables to managed entities and related parties	3,251	4,380
Borrowings	22,062	23,020
Total liabilities	44,140	50,442

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,330,554 and 29,866,664 shares issued (including nonvested restricted stock of 422,013 and 403,195), respectively	299	294
Additional paid-in capital	287,907	285,844
Accumulated deficit	(26,076)	(24,508)
Treasury stock, at cost; 9,910,144 and 9,756,955 shares, respectively	(103,392)	(102,457)
Accumulated other comprehensive loss	(11,764)	(13,080)
Total stockholders’ equity	146,974	146,093
Noncontrolling interests	178	208
Total equity	147,152	146,301
	$191,292	$196,743

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Real estate	$12,153	$10,921	$36,647	$29,303
Financial fund management	2,445	2,991	9,407	15,874
Commercial finance	(35)	(128)	(337)	2,051
	14,563	13,784	45,717	47,228
COSTS AND EXPENSES:
Real estate	8,896	7,386	26,334	21,985
Financial fund management	1,694	2,994	5,239	13,177
Commercial finance	(219)	118	(223)	2,311
Restructuring expenses	—	—	—	365
General and administrative	2,153	2,567	6,566	7,930
Gain on sale of leases and loans	—	—	—	(37)
Provision for credit losses	1,647	5,698	7,137	10,910
Depreciation and amortization	489	528	1,397	3,124
	14,660	19,291	46,450	59,765
OPERATING LOSS	(97)	(5,507)	(733)	(12,537)

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	—	54,682	—	63,431
Loss on extinguishment of debt	—	—	—	(2,190)
Gain on sale of investment securities, net	—	—	—	63
Other-than-temporary impairment on investments		—	(214)	(74)
Interest expense	(501)	(578)	(1,517)	(4,197)
Other income, net	635	362	1,963	1,546
	134	54,466	232	58,579
Income (loss) from continuing operations before taxes	37	48,959	(501)	46,042
Income tax (benefit) provision	(1,511)	18,665	(1,898)	17,496
Income from continuing operations	1,548	30,294	1,397	28,546
Loss from discontinued operations, net of tax	—	(14)	(8)	(50)
Net income	1,548	30,280	1,389	28,496
Net income attributable to noncontrolling interests	(26)	(45)	(570)	(384)
Net income attributable to common shareholders	$1,522	$30,235	$819	$28,112

Amounts attributable to common shareholders:
Income from continuing operations	$1,522	$30,249	$827	$28,162
Discontinued operations	—	(14)	(8)	(50)
Net income	$1,522	$30,235	$819	$28,112

Basic earnings per share:
Continuing operations	$0.07	$1.53	$0.04	$1.43
Discontinued operations	—	—	—	—
Net income	$0.07	$1.53	$0.04	$1.43
Weighted average shares outstanding	20,297	19,815	20,165	19,618

Diluted earnings per share:
Continuing operations	$0.07	$1.44	$0.04	$1.37
Discontinued operations	—	—	—	—
Net income	$0.07	$1.44	$0.04	$1.37
Weighted average shares outstanding	22,106	21,036	21,706	20,464

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$1,548	$30,280	$1,389	$28,496

Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(489), $(11), $(756) and $327	(765)	(17)	977	518
Less: reclassification for losses realized, net of tax of $0, $0, $83 and $28	—	—	131	46
	(765)	(17)	1,108	564
Minimum pension liability - reclassification for losses realized, net of tax of $11, $36, $106 and $107	42	46	193	140

Unrealized gain (loss) on hedging contracts, net of tax of $1, $5, $12 and $2	3	7	15	(21)
Deconsolidation of LEAF- unrealized loss on hedging contracts net of tax of $0, $0, $0 and $174	—	—	—	255
	3	7	15	234
Subtotal- other comprehensive (loss) income	(720)	36	1,316	938
Comprehensive income	828	30,316	2,705	29,434
Comprehensive income attributable to noncontrolling interests	(26)	(45)	(570)	(433)
Comprehensive income attributable to common shareholders	$802	$30,271	$2,135	$29,001

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED JUNE 30, 2013
(in thousands, except shares)
(unaudited)

	Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, October 1, 2012	20,109,709	$294	$285,844	$(24,508)	$(102,457)	$(13,080)	$146,093	$208	$146,301
Net income	—	—	—	819	—	—	819	570	1,389
Treasury shares issued	24,569	—	(56)	—	257	—	201	—	201
Stock-based compensation	218,302	2	869	—	—	—	871	—	871
Repurchases of common stock	(177,758)	—	—	—	(1,192)	—	(1,192)	—	(1,192)
Exercise of warrants	245,588	3	1,250	—	—	—	1,253	—	1,253
Cash dividends	—	—		(2,387)	—	—	(2,387)	—	(2,387)
Distributions	—	—	—	—	—	—	—	(600)	(600)
Other comprehensive income	—	—	—	—	—	1,316	1,316	—	1,316
Balance, June 30, 2013	20,420,410	$299	$287,907	$(26,076)	$(103,392)	$(11,764)	$146,974	$178	$147,152

The accompanying notes are an integral part of this statement
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,389	$28,496
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,546	4,280
Provision for credit losses	7,137	10,910
Other-than-temporary impairment on investments	214	74
Unrealized gain on trading securities	(666)	(175)
Equity in earnings of unconsolidated entities	(2,345)	(501)
Distributions from unconsolidated entities	2,577	2,741
Gain on sale of leases and loans	—	(37)
Gain on sale of investment securities, net	(2,023)	(79)
Gain on sale of assets	(2,454)	—
Gain on sale and deconsolidation of subsidiaries	—	(63,431)
Loss on extinguishment of debt	—	2,190
Deferred income tax provision (benefit)	(1,898)	17,323
Equity-based compensation issued	815	1,059
Equity-based compensation received	(860)	(153)
Trading securities purchases and sales, net	(2,446)	(3,470)
Loss from discontinued operations	8	50
Changes in operating assets and liabilities	(2,659)	(4,047)
Net cash used in operating activities	(1,665)	(4,770)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(554)	(147)
Payments received on real estate loans and real estate	2,761	1,580
Investments in real estate and unconsolidated real estate entities	(2,009)	(1,108)
Purchase of commercial finance assets	—	(18,483)
Principal payments received on leases and loans	—	9,041
Cash divested on deconsolidation of LEAF	—	(2,284)
Proceeds from sale of Apidos, net of transaction costs and cash divested on deconsolidation	—	17,864
Purchase of investments	(2,845)	(600)
Proceeds from sale of loans and investments	—	262
Net cash (used in) provided by investing activities	(2,647)	6,125
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	128,845
Principal payments on borrowings	(2,472)	(129,333)
Dividends paid	(1,776)	(1,720)
Proceeds from issuance of common stock	1,253	1,056
Repurchase of common stock	(1,132)	(955)
Preferred stock dividends paid by LEAF to RSO	—	(188)
Decrease (increase) in restricted cash	81	(647)
Other	—	(2,275)
Net cash used in financing activities	(2,046)	(5,217)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(862)	(924)
Net cash used in discontinued operations	(862)	(924)

Decrease in cash	(7,220)	(4,786)
Cash, beginning of year	19,393	24,455
Cash, end of period	$12,173	$19,669

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three and nine months ended June 30, 2013 may not necessarily be indicative of the results of operations for the full year ending September 30, 2013.
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
JUNE 30, 2013
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
Accounting Standards Issued But Not Yet Effective
The FASB issued the following accounting standards which were not yet effective for the Company as of June 30, 2013:
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
JUNE 30, 2013
(unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	June 30,
	2013	2012
Cash (paid) received:
Interest	$(1,370)	$(3,246)
Income tax payments	(977)	(1,200)
Refund of income taxes	84	—

Dividends declared per common share	$0.09	$0.09

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$58	$1,187
Issuance of treasury stock for the Company's investment savings plan	256	457
Common stock issued to former director in exchange for vested director units	—	135
Effects from the deconsolidation of entities:(1)
Restricted cash	$—	$20,282
Receivables from managed entities and related parties, net	—	(2,696)
Receivables	—	954
Investments in commercial finance, net	—	199,955
Investments in unconsolidated entities	—	5,225
Property and equipment, net	—	3,754
Deferred tax assets, net	—	4,558
Goodwill	—	7,969
Other assets	—	6,826
Accrued expense and other liabilities	—	(11,146)
Payables to managed entities and related parties	—	(98)
Borrowings	—	(202,481)
Accumulated other comprehensive loss	—	255
Noncontrolling interests	—	(37,668)

(1)
Reflects the deconsolidation of LEAF Commercial Capital, Inc. ("LEAF") and Apidos Capital Management, LLC ("Apidos") during the nine months ended June 30, 2012. As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 4 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of June 30, 2013 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$41,685	$41,685	$76	$41,761
Real estate investment entities	833	868	16,622	18,323	2,579	20,902
Financial fund management entities	12	—	10	22	2,110	2,132
RSO	—	—	—	—	2,087	2,087
Other	—	—	—	—	138	138
	845	868	58,317	60,030	6,990	67,020
Rent receivables - real estate	7	5	24	36	7	43
Total financing receivables	$852	$873	$58,341	$60,066	$6,997	$67,063

(1)
Receivables are presented gross of an allowance for credit losses of $33.9 million and $656,000 related to the Company’s commercial finance and financial fund management investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2013:
Balance, beginning of period	$32,906	$—	$54	$32,960
Provision for (reversal of) credit losses	1,677	(4)	(26)	1,647
Charge-offs	—	—	1	1
Recoveries	4	4	—	8
Balance, end of period	$34,587	$—	$29	$34,616

Nine Months Ended June 30, 2013:
Balance, beginning of year	$27,580	$—	$33	$27,613
Provision for (reversal of) credit losses	7,127	(10)	20	7,137
Charge-offs	(140)	—	(24)	(164)
Recoveries	20	10	—	30
Balance, end of period	$34,587	$—	$29	$34,616

Ending balance, individually evaluated for impairment	$34,587	$—	$—	$34,587
Ending balance, collectively evaluated for impairment	—	—	29	29
Balance, end of period	$34,587	$—	$29	$34,616

Three Months Ended June 30, 2012:
Balance, beginning of period	$15,538	$—	$34	$15,572
Provision for (reversal of) credit losses	5,711	(4)	(9)	5,698
Recoveries	—	4	—	4
Balance, end of period	$21,249	$—	$25	$21,274

Nine Months Ended June 30, 2012:
Balance, beginning of year	$10,490	$430	$15	$10,935
Provision for credit losses	10,759	141	10	10,910
Charge-offs	—	(124)	—	(124)
Recoveries	—	35	—	35
Deconsolidation of LEAF	—	(482)	—	(482)
Balance, end of period	$21,249	$—	$25	$21,274

Ending balance, individually evaluated for impairment	$21,249	$—	$—	$21,249
Ending balance, collectively evaluated for impairment	—	—	25	25
Balance, end of period	$21,249	$—	$25	$21,274

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The Company’s financing receivables (presented gross of allowance for credit losses) as of June 30, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$67,020	$—	$67,020
Ending balance, collectively evaluated for impairment	—	43	43
Balance, end of period	$67,020	$43	$67,063
The Company’s financing receivables (presented gross of allowance for credit losses) as of September 30, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$68,631	$—	$68,631
Ending balance, collectively evaluated for impairment	—	45	45
Balance, end of year	$68,631	$45	$68,676
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of June 30, 2013
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$4,656	$38,587	$33,931	$38,236
Receivables from managed entities – financial fund management	649	1,305	656	1,305
Rent receivables – real estate	—	29	29	40

As of September 30, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$12,865	$37,943	$25,078	$38,060
Receivables from managed entities – real estate	2,181	4,683	2,502	4,511
Rent receivables – real estate	12	45	33	45
The Company had no impaired financing receivables without a specific allowance as of June 30, 2013 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 5 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	June 30, 2013	September 30, 2012
Properties owned, net of accumulated depreciation of $8,263 and $7,783:
Hotel property (Savannah, Georgia)	$10,631	$11,619
Office building (Philadelphia, Pennsylvania)	832	906
	11,463	12,525
Commercial property (Elkins, West Virginia), net of accumulated depreciation of $0 and $784	—	727
Partnerships and other investments	5,553	5,897
Total investments in real estate, net	$17,016	$19,149
The commercial property, consolidated through a VIE, was sold in November 2012.
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending June 30, and thereafter, is as follows (in thousands):

2014	$869
2015	795
2016	514
2017	431
2018	385
Thereafter	323
$3,317
NOTE 6 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	June 30, 2013	September 30, 2012
Available-for-sale securities	$22,949	$19,468
Trading securities	8,202	3,064
Total investment securities, at fair value	$31,151	$22,532
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013:
Equity securities	$34,219	$175	$(16,906)	$17,488
CLO securities	4,574	1,074	(187)	5,461
Total	$38,793	$1,249	$(17,093)	$22,949

September 30, 2012:
Equity securities	$33,260	$86	$(17,649)	$15,697
CLO securities	2,484	1,302	(15)	3,771
Total	$35,744	$1,388	$(17,664)	$19,468

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Equity securities.  The Company holds approximately 2.8 million shares of RSO common stock (together with options to acquire 2,166 shares at an exercise price of $15.00 per share expiring in March 2015).  The Company also holds 18,972 shares of The Bancorp, Inc. ("TBBK") (NASDAQ: TBBK) common stock.  These investments are pledged as collateral for the Company’s secured corporate credit facilities. During the three months ended March 31, 2013, the Company purchased 10,000 shares of Resource Real Estate Diversified Income Fund, a new publicly traded investment entity that it sponsored and manages ("RREDX") (NASDAQ: RREDX), for $100,000.
CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interests in seven and four CLO issuers that it directly and/or through its joint venture has structured and managed at June 30, 2013 and September 30, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2012. For the three and nine months ended June 30, 2013, the Company had net realized gains from sales of trading securities of $1.2 million and $2.0 million, respectively, as well as, unrealized losses on these securities totaling $243,000 and unrealized gains of $666,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations. For the three and nine months ended June 30, 2012, the Company had unrealized gains on trading securities of $175,000.
During the nine months ended June 30, 2012, the Company sold 33,509 shares of TBBK stock held in a Rabbi Trust for the Supplemental Employment Retirement Plan ("SERP") for its former Chief Executive Officer and recognized net gains of $22,000, which were included in Other Income, Net on the consolidated statements of operations.

Unrealized losses, along with the related fair values and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
June 30, 2013:
Equity securities	$97	$(3)	1	$12,718	$(17,417)	1
CLO securities	2,202	(187)	2	—	—	—
Total	$2,299	$(190)	3	$12,718	$(17,417)	1

September 30, 2012:
Equity securities	$—	$—	—	$12,161	$(17,976)	1
CLO securities	1,274	(15)	1	—	—	—
Total	$1,274	$(15)	1	$12,161	$(17,976)	1
The unrealized loss in RSO common stock reflected in the above table is considered to be a temporary impairment due to market factors and not reflective of credit deterioration. In making that determination, the Company considered its role as the external manager of RSO and the value of its management contract, which includes a substantial fee to the Company if it is terminated as the manager. As a consequence, and because of its intent and ability to hold its investment in RSO, the Company does not consider this unrealized loss to be an other-than-temporary impairment.
 Other-than-temporary impairment losses. In the nine months ended June 30, 2013 and 2012, the Company recorded charges of $214,000 and $74,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 7 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30, 2013	September 30, 2012

Real estate investment entities	1% – 12%	$8,208	$8,043
Financial fund management partnerships	3% − 50%	4,442	3,983
Trapeza entities	33% − 50%	868	967
Investments in unconsolidated entities		$13,518	$12,993
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company will continue to manage the asset and will receive property management fees in the future.
Two of the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 16).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a annual basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements.
Included in investments in unconsolidated entities is the Company's $2.5 million investment in Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”), a fund that is in the offering stage until December 2013. The Company accounts for its investment in RRE Opportunity REIT on the cost method since the Company owns less than 1% of the shares outstanding. The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos Capital Management, LLC (“Apidos”) CLO business to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”) on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the joint venture, CVC Credit Partners, LLC ("CVC Credit Partners"), which includes the Apidos operations, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss. Included in costs and expenses for CVC Credit Partners for the three and nine months ended June 30, 2013 are offering costs associated with a new European investment fund that will hold sub-investment grade European debt. Summarized operating data for CVC Credit Partners is presented below for 2013 (in thousands):

	Three Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2013
Management fee revenues	$15,841	$32,809
Costs and expenses	(17,285)	(29,870)
Net (loss) income	$(1,444)	$2,939
Portion of net (loss) income attributable to the Company	$(477)	$970

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Summarized operating data for CVC Credit Partners is presented below for 2012 (in thousands):

For the period from April 17 to
June 30, 2012
Management fee revenues	$5,105
Costs and expenses	(4,522)
Net income	$583
Portion of net income attributable to the Company	$192
As a part of the transactions in forming the CVC Credit Partners joint venture, the Company received a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on pre-joint venture CLOs managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at June 30, 2013, on the cost method. As the incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. On a quarterly basis, the Company will evaluate the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. To the extent that the investment in preferred equity has been reduced to zero, all subsequent distributions will be recorded as income.

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
Consolidated VIE
The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheet as of September 30, 2012 (in thousands):

September 30, 2012
Cash and property and equipment, net	$727
Accrued expenses and other liabilities	189
In November 2012, the property underlying the loan was sold for a gain of $831,000 of which $793,000 was attributable to noncontrolling interests; as such, the Company no longer consolidated the real estate VIE.
VIEs not consolidated
The Company’s investments in RSO, and its investments in the Trapeza entities and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified non-consolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at June 30, 2013 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RSO	$1,987	$17,107	$19,094
Trapeza entities	—	868	868
Ischus entities	185	—	185
	$2,172	$17,975	$20,147

(1)	Exclusive of expense reimbursements due to the Company.

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	June 30, 2013	September 30, 2012
Accounts payable and other accrued liabilities	$9,901	$8,627
SERP liability (see Note 13)	6,456	6,976
Accrued wages and benefits	1,289	5,396
Trapeza clawback (see Note 16)	1,181	1,181
Real estate loan commitment	—	862
Total accrued expenses and other liabilities	$18,827	$23,042
NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30, 2013		September 30, 2012
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other Debt:
Senior Notes		10,000	10,000
Note payable to RSO		1,570	1,677
Mortgage debt		10,380	10,531
Other debt		112	812
Total borrowings		$22,062	$23,020

(1)	The amount of the facility as shown has been reduced for the outstanding letter of credit of $503,000 at June 30, 2013 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

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
There were no borrowings outstanding as of June 30, 2013 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for outstanding letters of credit. Weighted average borrowings on the line of credit for the three and nine months ended June 30, 2013 were $0 and $198,000 at weighted average borrowing rates of 0.0% and 3.2%. Weighted average borrowings on the line of credit for the three and nine months ended June 30, 2012 were $4.0 million and $4.9 million at a weighted average borrowing rate of 6.0% for both periods, with effective interest rates of 11.2% and 10.5%, respectively. Weighted average borrowings for the term note portion of the facility (which was repaid in full by the Company in November 2011) for the nine months ended June 30, 2012 were $259,000 at a weighted average borrowing rate of 6.0% and an effective interest rate of 38.2%.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in the office building the Company owns in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the office building, based upon the most recent appraisal and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three and nine months ended June 30, 2013 and 2012 and the availability as of June 30, 2013 was $3.5 million.
Senior Notes
In December 2012, the Company modified the terms of $10.0 million of its 9% Senior Notes that remain outstanding (following the partial repayment referred to below) to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes were unaffected and, as of June 30, 2013, 3,444,607 remain outstanding. The Company had accounted for these warrants as a discount to the original notes. Upon the modification and partial repayment of the Senior Notes in November 2011, the Company expensed the remaining $2.2 million of unamortized discount. The effective interest rates for the three and nine months ended June 30, 2013 were 9.9% and 9.6%, respectively. The effective interest rate (inclusive of the amortization of deferred finance fees and the discount for the warrants) for the three and nine months ended June 30, 2012 were 9.3% and 14.3%, respectively. Until all of the Senior Notes are paid in full, retired or repurchased, the Company cannot declare or pay future quarterly cash dividends in excess of $0.03 per share without the prior approval of all of the holders of the Senior Notes unless basic earnings per common share from continuing operations from the preceding fiscal quarter exceed $0.25 per share.
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
JUNE 30, 2013
(unaudited)

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
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands):

2014	$304
2015	11,775
2016	217
2017	232
2018	248
Thereafter	9,286
$22,062
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
The Company was in compliance with all of its financial debt covenants as of June 30, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated Other Comprehensive Loss as of September 30, 2012 were net unrealized losses of $9,000 (net of tax benefit of $6,000) related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest. In addition, at June 30, 2013 and September 30, 2012, the Company had a net unrealized loss of $7,000 (net of tax benefit of $3,000) and $13,000 (net of tax benefit of $9,000), respectively, included in Accumulated Other Comprehensive Loss for the hedging activity of LEAF. The Company has no other hedging activity as of June 30, 2013.
The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
Balance, September 30, 2012, net of tax of $(6,263), $(15) and $(2,328)	$(10,013)	$(22)	$(3,045)	$(13,080)
Changes during fiscal 2013	1,108	15	193	1,316
Balance, June 30, 2013, net of tax of $(6,936), $(3), and $(2,222)	$(8,905)	$(7)	$(2,852)	$(11,764)
NOTE 12 – EARNINGS PER SHARE
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Shares
Basic shares outstanding	20,297	19,815	20,165	19,618
Dilutive effect of outstanding stock options, warrants and director units	1,809	1,221	1,541	846
Dilutive shares outstanding	22,106	21,036	21,706	20,464

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$59	$80	$178	$240
Less: expected return on plan assets	(24)	(18)	(71)	(53)
Plus: Amortization of unrecognized loss	99	83	299	248
Net benefit cost	$134	$145	$406	$435

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	June 30, 2013	September 30, 2012
Receivables from managed entities and related parties, net:
Real estate investment entities	$20,902	$18,247
Commercial finance investment entities (1)	7,830	13,904
Financial fund management investment entities	1,476	2,193
RSO	2,087	6,555
Other	138	152
Receivables from managed entities and related parties	$32,433	$41,051

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$3,025	$3,900
Other	226	480
Payables to managed entities and related parties	$3,251	$4,380

(1)
Includes $33.9 million of reserves for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $3.0 million in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related or managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fees from unconsolidated investment entities:
Real estate (1)	$5,366	$4,405	$13,635	$12,862
Financial fund management	786	765	2,294	2,468
Commercial finance (2)	—	—	—	—
RSO:
Management, incentive and other fees	2,779	4,181	10,374	11,521
Dividends paid	557	510	1,647	1,646
Reimbursement of costs and expenses	926	1,134	3,300	2,731
CVC Credit Partners – reimbursement of costs and expenses	307	—	900	—
RRE Opportunity REIT:
Reimbursement of costs and expenses	197	150	476	785
Dividends paid	24	14	57	14
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(243)	(585)	(928)	(1,696)
Payment for rent and related expenses	(200)	(193)	(596)	(497)
Reimbursement of costs and expenses	58	84	174	226
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(33)	(155)	(344)	(469)
Property management fees	75	—	117	—
Brandywine Construction & Management, Inc. – payment for property management fees for the hotel property	(70)	(69)	(167)	(167)
Atlas Energy, L.P. – reimbursement of costs and expenses	53	160	338	478
Ledgewood P.C. – payment for legal services	(43)	(239)	(157)	(508)
Graphic Images, LLC – payment for printing services	(15)	(34)	(66)	(136)
The Bancorp, Inc. – reimbursement of costs and expenses	28	32	84	106
9 Henmar, LLC – payment of broker/consulting fees	(17)	(20)	(39)	(42)

(1)
Includes discounts recorded by the Company of $37,000 and $651,000 recorded in the three and nine months ended June 30, 2013, respectively, and $57,000 and $185,000 in the three and nine months ended June 30, 2012, in connection with management fees from its real estate investment entities that are expected to be received in future periods.

(2)
During the three and nine months ended June 30, 2013, the Company waived $483,000 and $1.9 million, respectively, and $1.1 million and $3.8 million during the three and nine months ended ended June 30, 2012 , respectively, of fund management fees from its commercial finance investment entities.

Purchases of related party trading securities. The Company engages in structured finance security trading, both as an agent, through the Company's registered broker-dealer subsidiary, Resource Securities, Inc. ("Resource Securities"), and for the Company. During the nine months ended June 30, 2013, the Company purchased and sold $5.9 million notional value of notes of Alesco Financial, Inc. ("Alesco") for $239,000 and recognized gain of $121,000. Alesco merged with Cohen & Company, Inc. in December 2009 and subsequently changed its name to Institutional Financial Markets, Inc. ("IFMI"). Mr. Daniel G. Cohen, the brother of the Company's Chief Executive Officer, Mr. Jonathan Z. Cohen, and the son of Mr. E. Cohen, the Company's Chairman, is the Chief Executive Officer and Chief Investment Officer of IFMI.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Relationship with 1845 Walnut Associates, Ltd. The Company owns a 7% investment in a real estate partnership that owns a building at 1845 Walnut Street, Philadelphia in which the Company also leases office space. In October 2012, the Company signed a new ten-year lease which was amended in May 2013 and commenced in July 2013 for 34,476 square feet of office space. The Company was provided a tenant allowance of $1.5 million for renovation of the office and the lease provides for a five-year extension. In March 2013, the Company assumed the property management of the building.
Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the property underlying one of the Company’s real estate investments.  Mr. E. Cohen is the chairman of BCMI.
In November 2012, the Company paid a $95,000 fee to BCMI in connection with the negotiations for, and ultimate sale of, a property in which the Company had a loan investment.
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2012, the Company agreed to advance up to $3.0 million to an affiliated real estate limited partnership under a revolving note, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.6 million and $2.4 million as of June 30, 2013 and September 30, 2012, respectively, and are included in Receivables from managed entities and related parties. The Company recorded $18,000 and $54,000 of interest income on this loan during the three and nine months ended June 30, 2013, respectively, and $17,000 and $49,000 during the three and nine months ended June 30, 2012, respectively.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on the historical trends of the funds (in the range of 9.9% to 12.7%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investments in RSO, TBBK and RREDX common stock.
Investment securities − trading securities. The Company uses yield and cash flow analysis models to estimate the fair value of its trading securities for which quoted market prices are not available (Level 3).
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
Investment in Apidos-CVC preferred interest and contractual commitment. The Company's preferred interest in Apidos-CVC, initially valued at $6.8 million, as well as the corresponding contractual commitment, initially valued at $589,000, were both based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

As of June 30, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$17,488	$—	$13,663	$31,151
As of September 30, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$15,697	$—	$6,835	$22,532
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the nine months ended June 30, 2013 (in thousands):

Investment Securities
Balance, beginning of year	$6,835
Purchases	13,780
Income accreted	663
Payments and distributions received	(4,498)
Impairment recognized in earnings	(214)
Sales	(5,194)
Gain on sales of trading securities	2,023
Unrealized holding gain on trading securities	666
Change in unrealized losses included in accumulated other comprehensive loss	(398)
Balance, end of period	$13,663
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
JUNE 30, 2013
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Weighted Average Assumptions
CLO securities	$5,461	Discounted cash flow	Constant default rate	1% -2%
			Loss severity rate	25%
			Constant prepayment rate- year one	30%
			Constant prepayment rate- year two	25%
			Constant prepayment rate - periods thereafter	25%
			Reinvestment price on collateral	99.5% - 100%
			Discount rates	13.5% - 20%

Trading securities	$8,202	Discounted cash flow	Constant default rate	2%
			Constant prepayment rate	20%
			Loss severity rate	30%

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Nine Months Ended June 30, 2013:
Asset:
Receivables from managed entities – commercial finance, real estate and financial fund management	$—	$—	$8,269	$8,269
Liability:
Apidos contractual commitment	$—	$—	$1,062	$1,062

Fiscal Year Ended September 30, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$16,752	$16,752
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Investment in LEAF	—	—	1,749	1,749
Total	$—	$727	$54,799	$55,526
Liability:
Apidos contractual commitment	$—	$—	$589	$589

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	June 30, 2013		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$32,433	$32,433	$41,051	$41,051
	$32,433	$32,433	$41,051	$41,051
Borrowings:
Real estate debt	$10,380	$11,075	$10,531	$11,554
Senior Notes	10,000	11,875	10,000	11,364
Other debt	1,682	1,657	2,489	2,491
	$22,062	$24,607	$23,020	$25,409
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at June 30, 2013 and September 30, 2012.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3. To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days of December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF3 equity as of June 30, 2013 was in excess of this commitment and, therefore, the Company was not required to record a liability with respect to this obligation.
Limited loan guarantee. The Company and two of its commercial finance investment partnerships, Lease Equity Appreciation Fund I, L.P. (“LEAF I”) and Lease Equity Appreciation Fund II, L.P. (“LEAF II”), have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for LEAF I and December 21, 2013 for LEAF II), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company is up to $3.7 million ($1.8 million for LEAF I and $1.9 million for LEAF II) as of June 30, 2013. If the Company were required to make any such payments under the guarantee in the future, it would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, the Company was not required to record a liability with respect to the guarantee.
Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $133,000 and $100,000 as of June 30, 2013 and September 30, 2012, respectively.  As of June 30, 2013 and September 30, 2012, Resource Securities net capital was $639,000 and $447,000, respectively, which exceeded the minimum requirements by $506,000 and $347,000, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at June 30, 2013 and September 30, 2012.
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
In July 2011, the Company entered into an agreement with one of the tenant-in-common ("TIC") real estate programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company has advanced funds totaling $1.7 million as of June 30, 2013, which is included in Investments in real estate on the consolidated balance sheets.
The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of June 30, 2013, except for the clawback liability recorded for the two Trapeza entities and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 17 - OPERATING SEGMENTS
The Company’s operations include three reportable operating segments that reflect the way the Company manages its operations and makes business decisions.  In addition to its reporting operating segments, certain other activities are reported in the “all other” category.  Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Three Months Ended June 30, 2013:
Revenues from external customers	$12,484	$2,196	$—	$—	$14,680
Equity in (losses) earnings of unconsolidated entities	(331)	249	(35)	—	(117)
Total revenues	12,153	2,445	(35)	—	14,563
Segment operating expenses	(8,896)	(1,694)	219	—	(10,371)
General and administrative expenses	(815)	(331)	—	(1,007)	(2,153)
Provision for credit losses	30	(199)	(1,478)	—	(1,647)
Depreciation and amortization	(317)	(16)	—	(156)	(489)
Interest expense	(207)	—	—	(294)	(501)
Other income (expense), net	173	558	1	(97)	635
Pretax income attributable to noncontrolling interests (2)	(54)	—	—	—	(54)
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$2,067	$763	$(1,293)	$(1,554)	$(17)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Nine Months Ended June 30, 2013:
Revenues from external customers	$36,937	$6,435	$—	$—	$43,372
Equity in (losses) earnings of unconsolidated entities	(290)	2,972	(337)	—	2,345
Total revenues	36,647	9,407	(337)	—	45,717
Segment operating expenses	(26,334)	(5,239)	223	—	(31,350)
General and administrative expenses	(2,302)	(900)	—	(3,364)	(6,566)
Provision for credit losses	2,362	(656)	(8,843)	—	(7,137)
Depreciation and amortization	(855)	(58)	—	(484)	(1,397)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)
Interest expense	(616)	—	(1)	(900)	(1,517)
Other income (expense), net	633	1,670	7	(347)	1,963
Pretax income attributable to noncontrolling interests (2)	(876)	—	—	—	(876)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$8,659	$4,010	$(8,951)	$(5,095)	$(1,377)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Three Months Ended June 30, 2012:
Revenues from external customers	$11,286	$2,223	$2	$—	$13,511
Equity in (losses) earnings of unconsolidated entities	(365)	768	(130)	—	273
Total revenues	10,921	2,991	(128)	—	13,784
Segment operating expenses	(7,386)	(2,994)	(118)	—	(10,498)
General and administrative expenses	(98)	(608)	—	(1,861)	(2,567)
Provision for credit losses	(52)	—	(5,646)	—	(5,698)
Depreciation and amortization	(324)	(29)	—	(175)	(528)
Gain on deconsolidation and sale of subsidiaries	—	54,682	—	—	54,682
Interest expense	(213)	—	(7)	(358)	(578)
Other income (expense), net	148	455	—	(241)	362
Pretax income attributable to noncontrolling interests (2)	(45)	—	—	—	(45)
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$2,951	$54,497	$(5,899)	$(2,635)	$48,914

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Nine Months Ended June 30, 2012:
Revenues from external customers	$29,027	$13,564	$4,136	$—	$46,727
Equity in earnings (losses) of unconsolidated entities	276	2,310	(2,085)	—	501
Total revenues	29,303	15,874	2,051	—	47,228
Segment operating expenses	(21,985)	(13,177)	(2,311)	—	(37,473)
Restructuring expenses	—	—	—	(365)	(365)
General and administrative expenses	(270)	(2,081)	—	(5,579)	(7,930)
Gain on sale of leases and loans	—	—	37	—	37
Provision for credit losses	(259)	—	(10,651)	—	(10,910)
Depreciation and amortization	(971)	(103)	(1,556)	(494)	(3,124)
Gain on deconsolidation of subsidiary	—	54,682	8,749	—	63,431
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)
Gain on sale of investment securities, net	—	41	—	22	63
Other-than-temporary impairment on investments	—	(74)	—	—	(74)
Interest expense	(641)	—	(1,734)	(1,822)	(4,197)
Other income (expense), net	394	1,570	—	(418)	1,546
Pretax income attributable to noncontrolling interests (2)	(31)	—	(224)	—	(255)
Income (loss) excluding noncontrolling interests before intercompany interest expense and taxes	5,540	56,732	(5,639)	(10,846)	45,787
Intercompany interest (expense) income	—	—	(29)	29	—
Income (loss) from continuing operations excluding noncontrolling interest before taxes	$5,540	$56,732	$(5,668)	$(10,817)	$45,787

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Segment assets
June 30, 2013	$173,539	$77,580	$9,062	$(68,889)	$191,292
June 30, 2012	167,077	79,447	20,990	(74,678)	192,836

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management excludes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are included from income (loss) from operations as computed in accordance with U.S. GAAP and should be deducted to compute income (loss) from operations as reflected in the Company’s consolidated statements of operations.

Geographic information.  There were no revenues generated from the Company's European operations during the three and nine months ended June 30, 2013 and 2012. Included in segment assets as of June 30, 2013 and 2012 were $590,000 and $559,000, respectively, of European assets.
Major customer.  During the three and nine months ended June 30, 2013, the total of management, incentive and other fees that the Company received from RSO were 19% and 23%, respectively. RSO fees represented 30% and 24% for the three and nine months ended June 30, 2012, respectively, of the Company's total consolidated revenues.  These fees have been reported as revenues by each of the Company’s operating segments.
NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of June 30, 2013, we managed $16.1 billion of assets.
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
During the three months ended March 31, 2013, we launched Resource Real Estate Diversified Income Fund , or RREDX, a publicly-offered, diversified, closed-end management investment company. Its focus will be to invest at least 80% of assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. We purchased 10,000 shares of RREDX for $100,000.
In January 2013, we sold our 10% interest in a real estate joint venture for $3.0 million. In conjunction with the sale, we recognized a gain of $1.6 million and reversed a $1.0 million provision for credit losses related to receivables from the joint venture that were previously deemed to be uncollectible. In addition, we reversed a $1.5 million provision related to the collectability of receivables from other real estate investment entities due to improvements in the projected cash flows from the fund investments.
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligation issuers, or CDOs and CLOs. On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received (a) $25.0 million in cash before transaction costs, (b) partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC, and (c) we retained a preferred equity interest which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale during fiscal 2012. Through our new joint venture, we have closed four CLOs (total of approximately $1.8 billion par value) since its formation last year. In June 2013, CVC Credit Partners completed a public offering of Credit Partners European Opportunities Limited, an investment vehicle providing investors access to the sub-investment grade European debt markets. The offering raised €74.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares will trade under the symbol "CCPE" and Sterling denominated shares will trade under the symbol "CCPG" on the London Stock Exchange.
We currently account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $1.5 million and $8.9 million during the three and nine months ended June 30, 2013 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.

Back to Index

Back to Index

We had income from continuing operations before taxes of $37,000 and losses of $501,000 for the three and nine months ended June 30, 2013. In the three months ended June 30, 2013, we recorded an income tax benefit of $1.5 million which reflects the greater impact of expected tax benefits, specifically the dividend received deduction on taxable earnings from CVC Credit Partners and state net operating losses, relative to our projected pre-tax earnings. We recorded consolidated net income attributable to common shareholders of $1.5 million and $819,000 for the three and nine months ended June 30, 2013.

Assets Under Management
We increased our assets under management by $1.1 billion to $16.1 billion at June 30, 2013 from $15.0 billion at June 30, 2012. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	June 30, 2013		Increase (Decrease)
	2013	2012	Amount	Percentage
Financial fund management (2)	$13,619	$12,737	$882	7%
Real estate	1,922	1,729	193	11%
Commercial finance	554	528	26	5%
	$16,095	$14,994	$1,101	7%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase is primarily due to to the issuance of four new Apidos CLOs ($1.8 billion), and the addition of a London Stock Exchange listed investment company ($456.0 million), both managed through CVC Credit Partners. These increases were offset, in part, by reductions in the eligible collateral bases of the ABS ($251.1 million), corporate loan ($820.6 million) and trust preferred portfolios ($305.2 million) resulting from liquidations, paydowns, call, defaults and sales.

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

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of June 30, 2013
Financial fund management	44	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	46	26	6	10
As of June 30, 2012
Financial fund management	41	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	43	26	6	10

Back to Index

As of June 30, 2013 and 2012, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	June 30, 2013				June 30, 2012
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$6,502	$2,501	$—	$9,003	$7,573
Trust preferred securities (1)	3,400	—	—	3,400	3,705
Asset-backed securities (1)	1,082	—	—	1,082	1,333
Mortgage and other real estate-related loans (2)	4	1,031	—	1,035	946
Real properties (2)	784	86	16	886	783
Commercial finance assets (3)	554	—	—	554	528
Private equity and other assets (1)	135	—	—	135	126
	$12,461	$3,618	$16	$16,095	$14,994

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of our commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book values of the financed equipment and leases and loans.

Employees
As of June 30, 2013, we had 625 full-time employees, an increase of 30 or (5%), from 595 employees at June 30, 2012, reflecting the increase by 23 employees at our property management subsidiary. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other (1)
June 30, 2013
Investment professionals	57	43	11	3
Other	72	18	15	39
	129	61	26	42
Property management	496	496	—	—
Total	625	557	26	42

June 30, 2012
Investment professionals	56	42	11	3
Other	66	20	11	35
	122	62	22	38
Property management	473	473	—	—
Total	595	535	22	38

(1)	As a result of the November 2011 deconsolidation of LEAF, we no longer have any commercial finance employees.

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

Back to Index

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fund management revenues (1)	$8,375	$6,921	$23,571	$24,767
Finance and rental revenues (2)	2,614	2,584	7,121	10,669
RSO management fees	2,561	4,098	9,794	11,163
Gains on sale of investments (3)	17	22	2,454	82
Other revenues (4)	996	159	2,777	547
	$14,563	$13,784	$45,717	$47,228

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	June 30,
	2013	2012
Assets under management (1):
Commercial real estate debt	$999	$857
Real estate investment funds and programs	582	578
RRE Opportunity REIT	188	107
Distressed portfolios	57	94
Properties managed for RSO	64	60
Institutional portfolios	15	15
Legacy portfolio	16	18
Resource Real Estate Diversifed Income Fund	1	—
	$1,922	$1,729

(1)	For information on how we calculate assets under management, see “Assets under Management”, above.

Back to Index

Back to Index

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Fee income can be highly variable and, for fiscal 2013, depends upon the success of RRE Opportunity REIT and the timing of its acquisitions.
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Management fees:
Asset management fees	$3,232	$2,100	$8,050	$5,794
Resource Residential property management fees	2,374	1,843	6,632	5,050
RSO management fees	2,690	3,320	9,550	6,710
	8,296	7,263	24,232	17,554
Other:
Rental property income and revenues of consolidated VIE (1)	1,518	1,524	3,896	3,783
Master lease revenues	1,096	1,060	3,225	3,119
Fee income from sponsorship of investment entities	1,557	1,418	3,130	4,490
Gains and fees on resolution of loans and other property interests	17	22	2,454	275
Equity in (losses) earnings of unconsolidated entities	(331)	(366)	(290)	82
	$12,153	$10,921	$36,647	$29,303
Costs and expenses:
General and administrative expenses	$4,484	$3,696	$13,345	$11,203
Resource Residential property management expenses	2,194	1,685	6,638	5,031
Master lease expenses	1,387	1,060	4,039	3,118
Rental property expenses and expenses of consolidated VIE (1)	831	945	2,312	2,633
	$8,896	$7,386	$26,334	$21,985

(1)	We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity.
Revenues − Three and Nine Months Ended June 30, 2013 as Compared to Three and Nine Months Ended June 30, 2012
Revenues from our real estate operations increased $1.2 million and $7.3 million for the three and nine months ended June 30, 2013, respectively.  We attribute the increases primarily to the following:
Management fees - increased by $1.0 million and $6.7 million, respectively, principally due to the following:

•
a $1.1 million and $2.3 million increase, respectively, in asset management fees, reflecting a $981,000 and $2.1 million increase in broker-dealer manager fees earned in conjunction with an increase in the funds raised for RRE Opportunity REIT;

•
a $531,000 and $1.6 million increase, respectively, in property management fees earned by our property manager, Resource Residential, reflecting a 1,113 unit increase (6%) in multifamily units under management to 19,010 units at June 30, 2013 from 17,897 units at June 30, 2012; and

•
a $630,000 decrease and a $2.8 million increase, respectively, in RSO management fees. The base management fee increased by $1.1 million and $2.5 million, respectively, due to the increase in the equity of RSO upon which this fee is based. We also earned incentive management fees of $0 and $2.6 million during the three and nine months ended June 30, 2013 as compared to $1.8 million and $2.2 million for the same periods last year. The incentive management fees are based on the adjusted operating earnings of RSO, which varies from period to period.

Back to Index

Back to Index

Other revenues - increased by $199,000 and $666,000 for the three and nine months ended June 30, 2013, respectively, principally due to the following:

•
a $2.2 million increase in gains and fees on resolution of loans and investment entities for the nine months ended June 30, 2013. In January 2013, we sold our 10% interest in a real estate joint venture and recognized a gain of $1.6 million. In October 2012, we sold a commercial property located in Elkins, West Virginia, which was consolidated through a VIE and recognized a gain of $831,000 (of which $793,000 was attributable to noncontrolling interests); and

•
a $139,000 increase and a $1.4 million decrease, respectively, in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	During the three and nine months ended June 30, 2013, we earned $1.6 million and $3.1 million, respectively, in fees primarily from the following activities:

•	the acquisition of three and ten properties (valued at $45.8 million and $93.3 million, respectively); and

•	the sale of one and four properties (valued at $10.2 million and $39.3 million, respectively) and

•	the refinancing of one property.
In comparison, during the three and nine months ended June 30, 2012, we earned $1.4 million and $4.5 million, respectively, in fees primarily from the following activities:

•
the acquisition of one property (valued at $41.3 million) during the three months ended June 30, 2012 and four properties and two loans (valued at $87.8 million) during the nine months ended June 30, 2012; and

•	the sale of three properties (valued at $44.0 million), including a promoted return of $1.2 million, and two loans (valued at $920,000) for the nine months ended June 30, 2012; and

•	the refinancing of three properties.

•
a $35,000 decrease and a $372,000 increase, respectively, in the equity in losses of unconsolidated entities. The nine months ended June 30, 2012 included a $750,000 gain in conjunction with the release of funds from escrow related to the fiscal 2011 sale of a Washington, DC office building held by one of our legacy portfolio investments.

Costs and Expenses − Three and Nine Months Ended June 30, 2013 as Compared to Three and Nine Months Ended June 30, 2012
Costs and expenses of our real estate operations increased $1.5 million (20%) and $4.3 million (20%), respectively. We attribute these changes primarily to the following:

•
a $788,000 and $2.1 million increase, respectively, in general and administrative expenses principally related to a $1.1 million and $2.1 million increase, respectively, in wages and benefits. The three and nine months ended June 30, 2013 reflect the increase in wages and benefits allocated to our real estate segment in conjunction with the increase in its operating activities as well as the additional staffing required to manage the increased properties under management and to enhance our fundraising capabilities at our broker-dealer Resource Securities, Inc.; and

•
a $509,000 and $1.6 million increase, respectively, in Resource Real Estate Management, Inc. ("Resource Residential") expenses primarily due to increased wages and benefits as well as information technology expenses due to the increased number of properties under management.

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

Back to Index

Back to Index

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
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
June 30, 2013
CVC Credit Partners (2)	$6,502	$2,501	$9,003
Trapeza	3,400	—	3,400
Ischus	1,082	—	1,082
Other company-sponsored partnerships	134	—	134
	$11,118	$2,501	$13,619
June 30, 2012
CVC Credit Partners (2)	4,718	$2,855	$7,573
Trapeza	3,705	—	3,705
Ischus	1,333	—	1,333
Other company-sponsored partnerships	89	37	126
	$9,845	$2,892	$12,737

(1)	For information on how we calculate assets under management, see "Assets Under Management”, above.

(2)	In April 2012, we sold 100% of Apidos to CVC and retained a 33% interest in CVC Credit Partners, which manages the former Apidos portfolio as well as the portfolio contributed by CVC.

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
Our financial fund management operations historically have depended upon our ability to sponsor and manage CLO and CDO issuers. During the past several years, the market for CDOs had been non-existent and had been extremely limited for CLOs. In fiscal 2012, the market for CLO issuances improved dramatically. As a result, in October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. Since its formation, CVC Credit Partners has closed four CLOs with a combined par value of approximately $1.8 million, and completed a public offering of Credit Partners European Opportunities Limited ($456.0 million) which will invest in sub-investment grade European debt securities. Subsequent to June 30, 2013, CVC Credit Partners closed Apidos CLO XIV (par value $617.0 million).

Back to Index

Back to Index

CVC Credit Partners
Through CVC Credit Partners, we and our joint venture partner have sponsored, structured and/or currently manage 22 CLO issuers for institutional and individual investors and RSO. These joint venture CLO issuers, accounts and funds hold approximately $9.0 billion in U.S. and European bank loans and corporate bonds at June 30, 2013, of which $2.5 billion are managed on behalf of RSO.
Under our former Apidos business, we derived revenues through base and subordinate management fees. Base management fees varied by CLO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CLO issuers). Subordinate management fees, which also varied by CLO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CLO issuers), were subordinated to debt service payments on the CLOs. In connection with the sale of Apidos, we retained the right to 75% of the incentive management fees earned by the legacy Apidos CLOs.  In January and April 2013, we received $409,000 and $705,000, respectively, for our share of the incentive fee payments from three of the legacy Apidos CLOs.
As a result of the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of the Apidos business in our consolidated results, and instead record our 33% equity interest in the operations of CVC Credit Partners.
Trapeza
In our Trapeza operations, we sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.4 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies.
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
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $1.1 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.
We derive revenues from our Ischus operations through base management fees. Base management fees vary by CDO issuer, ranging from between 0.10% and 0.20% of the aggregate principal balance of eligible collateral held by the CDO issuer.
Company-Sponsored Partnerships
We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $65.3 million of investments in financial institutions. We derive revenues from these operations through annual management fees ranging from 0.75% to 2.0% of the equity invested in these partnerships. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in these partnerships. We may receive a carried interest of up to 20% upon meeting specific investor return rates.
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

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Fund management fees	$711	$1,295	$2,182	$8,810
Fund management fees - incentive	705	—	1,114	—
RSO management fees - trading portfolio	(266)	722	(48)	3,417
RSO management fees	137	56	292	1,036
Introductory agent fees	162	260	933	980
Equity in earnings of unconsolidated CDO issuers	213	195	660	604
Equity in (losses) earnings of CVC Credit Partners	(477)	192	970	192
Gains, net, on trading securities	966	178	2,725	178
Other revenues	31	(21)	53	—
	2,182	2,877	8,881	15,217
Total limited and general partner interests	263	114	526	657
	$2,445	$2,991	$9,407	$15,874
Costs and expenses:
General and administrative expenses	$1,694	$2,994	$5,239	$13,177
Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.
Revenues − Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012
Revenues from our financial fund management operations decreased $546,000 (18%) to $2.4 million for the three months ended June 30, 2013 from $3.0 million for the three months ended June 30, 2012. We attribute the decrease primarily to the following:

•	a $584,000 decrease in fund management fees, principally due to a $565,000 decrease in CLO collateral management and partnership management fees as a result of the sale of Apidos;

•	a $988,000 decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO which varies by quarter based on transactional activity;

•
a $98,000 decrease in introductory agent fees as a result of fees earned in connection with eight structured security transactions with an average fee of $20,000 during fiscal 2013 as compared to 15 structured security transactions with an average fee of $17,000 for the prior year period; and

•
a $669,000 decrease in earnings on unconsolidated entities, primarily due to the up-front transaction costs associated with the public offering of CVC Credit Partners European Opportunities Limited, a European investment vehicle, listed on the London Stock Exchange, which closed in June 2013.

These decreases were partially offset by the following:

•	a $705,000 increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $81,000 increase in RSO management fees, primarily related to a new oversight fee arrangement for our management of an RSO portfolio of life insurance policies;

•	a $788,000 increase in realized and unrealized gains and interest recorded on our trading securities portfolio; and

•
a $149,000 increase in our fair value adjustments recorded for our limited general partner interests in unconsolidated company-sponsored partnerships; the value of these partnerships depends on market conditions and may vary significantly from period to period.

Back to Index

Back to Index

Costs and Expenses − Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012
Costs and expenses of our financial fund management operations decreased $1.3 million (43%) for the three months ended June 30, 2013. General and administrative expenses decreased by $1.0 million principally due to a $844,000 decrease in incentive pay compensation related to the management of a trading portfolio on behalf of RSO. Other expenses decreased $263,000 due primarily due to a reduction in allocated rent expenses, and the reimbursement of technology and and other general and administrative expenses.
Revenues − Nine Months Ended June 30, 2013 as Compared to Nine Months Ended June 30, 2012
Revenues from our financial fund management operations decreased $6.5 million (41%) to $9.4 million for the nine months ended June 30, 2013 from $15.9 million for the nine months ended June 30, 2012. We attribute the decrease primarily to the following:

•	a $6.6 million decrease in fund management fees, principally due to a $6.4 million decrease in CLO collateral management and partnership management fees as a result of the sale of Apidos;

•
a $744,000 decrease in RSO management fees, reflecting a $1.0 million decrease in RSO base and incentive management fees due to the sale of Apidos, offset by a $293,000 increase in fees related to a new oversight fee charged to RSO for our management of an RSO portfolio of life insurance policies;

•	a $3.5 million decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO, which varies by quarter based upon transactional activity;

•
a $131,000 decrease in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly year to year.

These decreases were partially offset by the following:

•	a $1.1 million increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $778,000 increase in earnings on unconsolidated entities reflecting the results of our joint venture partnership with CVC which commenced in April 2012; and

•	a $2.5 million increase in realized and unrealized gains, and interest recorded on trading securities, due to increased activity;

•	a $56,000 net increase in earnings from seven unconsolidated CLO issuers invested in bank loans we previously sponsored and manage, primarily due to four CLO equity purchases since July 2012.
Costs and Expenses − Nine Months Ended June 30, 2013 as Compared to Nine Months Ended June 30, 2012
Costs and expenses of our financial fund management operations decreased $7.9 million (60%) for the nine months ended June 30, 2013. General and administrative expenses decreased by $7.2 million principally due to a $5.2 million decrease in compensation corresponding with the reduced number of employees in connection with the sale of Apidos, and a $2.2 million decrease in incentive related pay in connection with the management of a trading portfolio on behalf of RSO. Other expenses decreased $700,000 primarily due to a reduction in allocated rent expenses, and a sharing arrangement with RSO on financial software and other general and administrative expenses.

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
The commercial finance assets we manage through LEAF increased by $26.0 million to $554.0 million as compared to $528.0 million at June 30, 2012. This increase reflects a $127.0 million reduction in assets we managed for our four investment partnerships due to the natural runoff of the lease portfolios, which was offset by a $153.0 million increase in the LEAF portfolio. As of June 30, 2013, LEAF managed approximately 55,000 leases and loans for itself and our investment partnerships, with an average original finance value of $24,000 and an average term of 57 months, as compared to approximately 58,000 leases and loans with an average original finance value of $25,000 and an average term of 58 months as of June 30, 2012.

Back to Index

Back to Index

The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

	June 30,
	2013	2012
LEAF	$460	$307
Commercial finance investment partnerships	94	221
	$554	$528

(1)	For information on how we calculate assets under management, see - “Assets under Management”, above.
During fiscal 2012, our share of LEAF's losses reduced our investment in that entity to zero, such that we will not incur any additional equity losses in LEAF. However, we continue to record our share of any charges that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
We continue to consolidate the operating results of LEAF Financial. Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $483,000 and $1.9 million of fund management fees from these entities during the three and nine months ended June 30, 2013, respectively, and $1.1 million and $3.8 million during the three and nine months ended June 30, 2012, respectively.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:(1)
Equity in losses of investment entities	$(32)	$(128)	$(324)	$(365)
Equity in losses of LEAF	(3)	(2)	(13)	(1,720)
	(35)	(130)	(337)	(2,085)
Other:
Finance revenues	—	—	—	3,767
Other fees	—	2	—	369
	$(35)	$(128)	$(337)	$2,051
Costs and expenses:
General and administrative expenses - wages and benefit costs	$70	$58	$160	$1,982
General and administrative expenses - other	(289)	60	(383)	981
Less: deferred initial direct costs and fees	—	—	—	(652)
	$(219)	$118	$(223)	$2,311

Back to Index

Back to Index

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
Three and Nine Months Ended June 30, 2013 as Compared to Three and Nine Months Ended June 30, 2012. General and administrative costs were $2.2 million and $6.6 million for the three and nine months ended June 30, 2013, respectively, a decrease of $414,000 (16%) and $1.4 million (17%) as compared to $2.6 million and $7.9 million for the three and nine months ended June 30, 2012, respectively. These decreases reflect the increased allocation of corporate general and administrative costs to our operating segments, principally real estate, in conjunction with the increase in the respective operating activities at those entities. In addition, stock-based compensation decreased by $187,000 for the nine months ended June 30, 2013 as compared to the prior year period.
Restructuring Expenses
During the nine months ended June 30, 2012, we recorded a $365,000 restructuring charge for severance and benefits for terminated employees. The decrease in staffing levels reflected our decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial finance:
Receivables from managed entities	$1,482	$5,650	$8,853	$10,510
Leases, loans and future payment card receivables	(4)	(4)	(10)	141
Real estate:
Receivables from managed entities	(4)	61	(2,382)	249
Rent receivables	(26)	(9)	20	10
Financial Fund Management:
Receivables from managed entities	199	—	656	—
	$1,647	$5,698	$7,137	$10,910
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $1.5 million and $8.9 million for the three and nine months ended June 30, 2013, respectively, and $5.7 million and $10.5 million for the three and nine months ended June 30, 2012, respectively. As a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed an additional $1.5 million provision for credit losses during the nine months ended June 30, 2013. These provision decreases were offset, in part, by the $199,000 and $656,000 reserve we recorded during the three and nine months ended June 30, 2013 against a receivable relating to the sale of Apidos.
Depreciation and Amortization
Depreciation expense decreased by $39,000 and $1.7 million for the three and nine months ended June 30, 2013, respectively, as compared to the prior year periods. The decline for the nine months ended June 30, 2013 reflects the November 2011 deconsolidation of LEAF. The following table reflects the detail of our depreciation expense (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Real estate property investments	$240	$234	$631	$698
Other operating segments depreciation on fixed assets	249	294	766	870
LEAF	—	—	—	1,556
Total depreciation expense	$489	$528	$1,397	$3,124

Back to Index

Back to Index

Net Other-than-Temporary Impairment Charges on Investment Securities
During the nine months ended June 30, 2013 and 2012, we recorded $214,000 and $74,000, respectively, of other-than-temporary impairment charges on certain of our CLO investments, which primarily invested in bank loans.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Corporate	$294	$358	$900	$1,822
Real estate	207	213	616	641
Commercial finance	—	7	1	1,734
	$501	$578	$1,517	$4,197
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Corporate facilities
Senior Notes: (1)
Average borrowings	$10.0	$10.0	$10.0	$11.9
Average interest rates	9.0%	9.0%	9.0%	10.0%

Secured credit facilities (and TD Bank term note in fiscal 2012):
Average borrowings	$—	$4.0	$0.2	$5.2
Average interest rates	—%	6.0%	3.2%	6.0%

Commercial finance (transferred and/or terminated facilities) (2)
Secured credit facilities:
Average borrowings	$—	$—	$—	$68.8
Average interest rates	—%	—%	—%	4.2%

Term securitizations:
Average borrowings	$—	$—	$—	$112.8
Average interest rates	—%	—%	—%	4.2%

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

As a result of the reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the three and nine months ended June 30, 2013 decreased by $64,000 and $922,000, respectively, as compared to the same periods in the prior year. Additionally, for the nine months ended June 30, 2012, interest expense decreased by $1.7 million due to the November 2011 deconsolidation of LEAF.

Back to Index

Back to Index

Gain on the Deconsolidation and Sale of Subsidiaries
Gain on Deconsolidation of LEAF. In November 2011, we obtained an additional investment in LEAF by a third-party private investment firm. Accordingly, we determined that we no longer controlled LEAF and, effective with that investment, we deconsolidated it for financial reporting purposes. Our equity interest in LEAF is 13.8% on a fully diluted basis. We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero. In addition, a third-party firm valued our investment in LEAF as of November 2011 at $1.7 million. Accordingly, during the nine months ended June 30, 2012, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.

Gain on Sale of Apidos. On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos to CVC for cash plus an interest in CVC Credit Partners and recorded a net gain on the sale of $54.7 million. Our investment in CVC Credit Partners was valued at $28.6 million based on a third-party valuation. The valuation utilized several approaches, including the implied transaction, dividend discount model, discounted cash flow analysis, and guideline public company. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. We are also entitled to receive incentive management fees from the legacy Apidos portfolios which were valued at $6.8 million based on the present value of the discounted projected cash flows of the legacy Apidos incentive management fees.
Loss on Extinguishment of Debt
In September and October 2009, we issued $18.8 million of Senior Notes along with detachable five-year warrants to purchase common stock. The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded as a discount to the notes and was amortized over the three-year term of the Senior Notes using the effective interest method. In November 2011, we refinanced the Senior Notes through a partial redemption and modification and, as a result, expensed the remaining $2.2 million unamortized discount related to the warrants.
Other Income
The following table details our other income, net of other expenses (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
RSO dividend income	$557	$510	$1,647	$1,646
Opportunity REIT dividend income	24	—	57	—
Interest income (1)	150	135	577	389
Amortization of unrecognized loss - retirement plan (2)	(99)	(83)	(299)	(248)
Other expense, net	3	(200)	(19)	(241)
Other income, net	$635	$362	$1,963	$1,546

(1)
Includes accretion of discount on receivables from real estate managed entities of $116,000 and $498,000 for the three and nine months ended June 30, 2013, respectively, and $113,000 and $325,000 for the three and nine months ended June 30, 2012, respectively.

(2)	Includes amortization of losses in the securities held in the retirement plan for our former Chief Executive Officer.

Back to Index

Back to Index

Net Loss (Income) Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF in November 2011, we no longer record commercial finance noncontrolling interests.  The following table sets forth the net loss (income) attributable to noncontrolling interests (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Real estate:
Related-party interest in a hotel property, net of tax of $28, $0, $28 and $0 (1)	$(26)	$(45)	$(54)	$(31)
Outside interests in a commercial property, net of tax of $0, $0, $278 and $0 (2)	—	—	(516)	—
Commercial finance:
RSO investment in LEAF preferred stock(3)	—	—	—	(571)
Stock-based compensation, net of tax of $0, $0, $0 and $130 (4)	—	—	—	218
	$(26)	$(45)	$(570)	$(384)

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

(2)
A third party's interest in a commercial real estate property in Elkins, West Virginia that we previously consolidated as a VIE. The property underlying the loan was sold and our investment was resolved during the three months ended December 31, 2012.

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

Income Taxes
Three and Nine Months Ended June 30, 2013 as Compared to Three and Nine Months Ended June 30, 2012.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a benefit of 4,084% and 379% for the three and nine months ended June 30, 2013, respectively, as compared to an expense of 38% for the three and nine months ended June 30, 2012.  Our effective income tax rate without discrete tax items would have been a 978% tax expense and a 16% tax benefit for the three and nine months ended June 30, 2013, respectively.  The three months ended June 30, 2013 tax rate is high due to the impact of the change in the year to date tax rate from March 31, 2013 relative to the pre-tax earnings for the three months ended June 30, 2013. We project our effective tax rate to be a benefit of between 125% and 141% for fiscal 2013. The increase in the projected tax rate reflects the greater impact of expected tax benefits, specifically the dividend received deduction on taxable earnings from CVC Credit Partners and state net operating losses, relative to our projected pre-tax earnings. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
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
Liquidity and Capital Resources
As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to raise investor funds.

Back to Index

Back to Index

At June 30, 2013, our liquidity consisted of four primary sources:

•	cash on hand of $12.2 million;

•	$10.5 million of availability under our two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at June 30, 2013 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.
Refinancing Our Debt. We amended our Republic and TD Bank facilities in October and November 2012, respectively, to extend the maturities of these facilities to December 2014. In December 2012, we amended our Senior Notes to extend their maturity to March 2015.
As of June 30, 2013, our total borrowings outstanding of $22.1 million included $10.0 million of Senior Notes, $10.4 million of mortgage debt (secured by the underlying hotel property) and $1.7 million of other debt.
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

Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at June 30, 2013 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,380	$192	$422	$480	$9,286

Recourse to the Company:
Other debt (1)	11,570	—	11,570	—	—
Capital lease obligations (1)	112	112	—	—	—
	11,682	112	11,570	—	—

Operating lease obligations	16,155	2,097	4,096	3,921	6,041
Other long-term liabilities	8,245	838	1,609	1,486	4,312
Total contractual obligations	$46,462	$3,239	$17,697	$5,887	$19,639

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2013; less than 1 year: $1.7 million; 1-3 years:  $2.0 million; 4-5 years:  $1.2 million; and after 5 years: $1.8 million.

Back to Index

Back to Index

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	250	250	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,053	$1,053	$—	$—	$—
LEAF Valuation Commitment. In conjunction with the third-party equity investment in LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that equity in the entity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days of December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall. As of June 30, 2013, the equity of the entity was in excess of the valuation amount, and, as such, we have no obligation under this commitment.
Limited Loan Guarantee. We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $3.7 million ($1.8 million for LEAF I and $1.9 million for LEAF II) as of June 30, 2013. If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, we have not recorded any liability with respect to this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $133,000 and $100,000 as of June 30, 2013 and September 30, 2012, respectively.  As of June 30, 2013 and September 30, 2012, Resource Securities net capital was $639,000 and $447,000, respectively, which exceeded the minimum requirements by $506,000 and $347,000, respectively.
Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at June 30, 2013 and September 30, 2012.
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
Real Estate Commitment. In July 2011, we entered into an agreement with one of the tenant in common, or TIC, programs we sponsored and manage. This agreement requires us to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company has advanced funds totaling $1.7 million as of June 30, 2013.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of June 30, 2013, except for the clawback liability recorded for the two Trapeza entities, the real estate commitments to the TIC property and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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
Our investments in RSO and our investments in the structured finance entities that hold investments in trust preferred assets, which we refer to as our Trapeza entities, and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2013.

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

Back to Index

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
Debt
At June 30, 2013, there were no borrowings outstanding under our two secured revolving credit facilities.
All other debt, as of June 30, 2013, was at fixed rates of interest and, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of June 30, 2013, our trading security portfolio was comprised of $8.2 million in equity and debt securities. Trading securities are recorded at fair value and changes in their fair values are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of June 30, 2013, the hypothetical loss would have been approximately $820,000.
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
Changes in Internal Control Over Financial Reporting
Other than the changes discussed below that were made in the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting disclosed in that item.  We designed our remediation efforts, as outlined in the Annual Report, to address the material weakness identified by management in connection with the valuation of two of our legacy real estate investments and to strengthen our internal control over financial reporting.  During the nine months ended June 30, 2013, we have taken steps to address the material weakness and to improve our internal control over financial reporting, as follows:

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

RESOURCE AMERICA, INC.
(Registrant)

August 8, 2013	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

August 8, 2013	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index