Form 10-Q
period 2013-09-30
RESOURCE AMERICA, INC.
filed 2013-11-18
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on November 11, 2013 was 20,269,584 shares.

Back to Index

QUARTERLY REPORT ON FORM 10-Q
For the three and nine months ended September 30, 2013
EXPLANATORY NOTE

In this Report on Form 10-Q, we are presenting financial information for the three and nine months ended September 30, 2012 to (i) restate our consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for three and nine months ended September 30, 2012, including the applicable notes to consolidated financial statements, to reflect the consolidation of Resource Capital Corp (“RSO”), and (ii) to reflect the corresponding change in our fiscal year end from September 30th to December 31st to conform to the fiscal year of RSO.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS		(Restated)
Cash	$19,439	$11,899
Restricted cash	558	638
Receivables	3,348	468
Receivables from managed entities and related parties, net	30,288	30,618
Investments in real estate, net	17,128	18,041
Investment securities, at fair value	9,758	10,576
Investments in unconsolidated loan manager	37,345	37,221
Investments in unconsolidated entities	13,899	13,156

Assets of consolidated variable interest entity ("VIE") - RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	203,658	179,390
Investments, at fair value	232,783	256,433
Loans	1,644,587	1,849,428
Investment in real estate and unconsolidated entities	128,099	120,706
Other assets	62,341	70,600
Total assets of consolidated VIE - RSO	2,271,468	2,476,557

Property and equipment, net	4,955	2,590
Deferred tax assets, net	29,751	28,274
Other assets	5,574	6,726
Total assets	$2,443,511	$2,636,764

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$27,613	$21,559
Payables to managed entities and related parties	3,037	3,536
Borrowings	20,380	21,040
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,422,430	1,785,600
Other liabilities	62,955	71,239
Total liabilities of consolidated VIE - RSO	1,485,385	1,856,839
Total liabilities	1,536,415	1,902,974

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,341,710 and 30,069,822 shares issued (including nonvested restricted stock of 419,606 and 604,353), respectively	299	295
Additional paid-in capital	288,238	286,048
Accumulated deficit	(26,420)	(29,486)
Treasury stock, at cost; 10,109,435 and 9,914,090 shares, respectively	(104,869)	(103,472)
Accumulated other comprehensive loss	(2,310)	(2,197)
Total stockholders’ equity	154,938	151,188
Noncontrolling interests	218	279
Noncontrolling interests of consolidated VIE - RSO	751,940	582,323
Total equity	907,096	733,790
	$2,443,511	$2,636,764

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:		(Restated)		(Restated)
Real estate (includes revenues of $4,701, $2,446, $9,794 and $9,169 related to RSO)	$15,950	$11,292	$39,443	$31,929
Financial fund management (includes revenues of $450, $2,508, $720 and $4,902 related to RSO)	8,502	6,083	15,234	15,378
Commercial finance	(30)	(167)	(243)	(1,535)
	24,422	17,208	54,434	45,772
Revenues from consolidated VIE - RSO (see Note 19)	23,786	35,669	76,011	90,657
Elimination of consolidated revenues attributed to operating segments	(5,183)	(4,988)	(10,608)	(12,733)
Total revenues	43,025	47,889	119,837	123,696
COSTS AND EXPENSES:
Real estate	11,178	7,684	29,514	22,477
Financial fund management	3,547	3,909	7,769	11,282
Commercial finance	75	103	(99)	451
Restructuring expenses	—	—	—	365
General and administrative	2,505	2,530	6,807	7,564
Impairment charges	—	2,280	—	2,280
Provision for credit losses	1,808	6,336	3,793	14,996
Depreciation and amortization	413	529	1,318	1,592
	19,526	23,371	49,102	61,007
Expenses from consolidated VIE - RSO (see Note 19)	15,554	13,230	43,110	39,752
Elimination of consolidated expenses attributed to operating segments	(4,861)	(4,950)	(10,178)	(12,589)
Total expenses	30,219	31,651	82,034	88,170
OPERATING INCOME	12,806	16,238	37,803	35,526

OTHER INCOME (EXPENSE):
(Loss) gain on deconsolidation and sale of subsidiaries	—	(140)	—	54,542
Other-than-temporary impairment on investments	—	—	(214)	(74)
Interest expense	(530)	(544)	(1,525)	(1,767)
Other income, net	128	29	400	6
	(402)	(655)	(1,339)	52,707
Other income from consolidated VIE -RSO (see Note 19)	16,607	—	16,607	5,464
Elimination of consolidated VIE - RSO other income attributable to operating segments	162	34	224	101
	16,367	(621)	15,492	58,272
Income from continuing operations before taxes	29,173	15,617	53,295	93,798
Income tax provision of consolidated VIE - RSO	722	3,979	4,221	6,978
Income tax provision (benefit)	1,261	(3,984)	(396)	13,358
Income from continuing operations	27,190	15,622	49,470	73,462
Loss from discontinued operations, net of tax	—	(8)	(2)	(38)
Net income	27,190	15,614	49,468	73,424
Net (income) loss attributable to noncontrolling interests - RAI	(40)	36	(23)	30
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(23,708)	(17,917)	(44,394)	(47,892)
Net income (loss) attributable to common shareholders	$3,442	$(2,267)	$5,051	$25,562

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Amounts attributable to common shareholders:		(Restated)		(Restated)
Income (loss) from continuing operations	$3,442	$(2,259)	$5,053	$25,600
Discontinued operations	—	(8)	(2)	(38)
Net income (loss)	$3,442	$(2,267)	$5,051	$25,562

Basic earnings (loss) per share:
Continuing operations	$0.17	$(0.11)	$0.25	$1.29
Discontinued operations	—	—	—	—
Net income (loss)	$0.17	$(0.11)	$0.25	$1.29
Weighted average shares outstanding	20,342	20,102	20,255	19,786

Diluted earnings (loss) per share:
Continuing operations	$0.16	$(0.11)	$0.23	$1.23
Discontinued operations	—	—	—	—
Net income (loss)	$0.16	$(0.11)	$0.23	$1.23
Weighted average shares outstanding	21,872	20,102	21,931	20,845

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net income	$27,190	$15,614	$49,468	$73,424

Other comprehensive income (loss):

Unrealized losses on investment securities available-for-sale, net of tax of $(57), $(27), $(263) and $(45)	(97)	(42)	(433)	(74)
Less: reclassification for (gains) losses realized, net of tax of $0, $0, $83 and $28	—	(1)	131	45
	(97)	(43)	(302)	(29)
Minimum pension liability adjustments, net of tax of $0, $(221), $0 and $(221)	—	(289)	—	(289)
Minimum pension liability - reclassification for losses realized, net of tax of $42, $57, $106 and $128	52	74	179	168
	52	(215)	179	(121)
Unrealized gains on hedging contracts, net of tax of $1, $11, $7 and $86	3	15	10	123
Subtotal - activity related to RAI	(42)	(243)	(113)	(27)
Activity of consolidated VIE - RSO:
Reclassifications adjustment for losses (gains) included in net income	396	89	(4,728)	1,023
Unrealized gains on available-for-sale securities, net	1,723	6,820	11,644	15,216
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	129	58	322	170
Foreign currency translation	(23)	—	(23)	—
Unrealized gains (losses) on derivatives, net	498	(2,625)	2,480	(2,985)
Total activity related to consolidated VIE - RSO	2,723	4,342	9,695	13,424
Subtotal - other comprehensive income	2,681	4,099	9,582	13,397
Comprehensive income	29,871	19,713	59,050	86,821
Comprehensive income attributable to noncontrolling interests	(26,471)	(22,223)	(54,112)	(61,286)
Comprehensive income (loss) attributable to common shareholders	$3,400	$(2,510)	$4,938	$25,535

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands, except shares)
(unaudited)

	Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling Interests - RSO	Total Equity
				(Restated)		(Restated)	(Restated)	(Restated)		(Restated)
Balance, December 31, 2012 - Restated	20,155,732	$295	$286,048	$(29,486)	$(103,472)	$(2,197)	$151,188	$279	$582,323	$733,790
Net income	—	—	—	5,051	—	—	5,051	23	44,394	49,468
Treasury shares issued	26,235	—	(49)	—	273	—	224	—	—	224
Stock-based compensation	26,300	2	989	—	—	—	991	—	—	991
Repurchases of common stock	(221,580)	—	—	—	(1,670)	—	(1,670)	—	—	(1,670)
Exercise of warrants	245,588	2	1,250	—	—	—	1,252	—	—	1,252
Cash dividends	—	—		(1,985)	—	—	(1,985)	—	—	(1,985)
Distributions	—	—	—	—	—	—	—	(84)	—	(84)
Activity of consolidated VIE - RSO	—	—	—	—	—	—	—	—	115,528	115,528
Other comprehensive (loss) income	—	—	—	—	—	(113)	(113)	—	9,695	9,582
Balance, September 30, 2013	20,232,275	$299	$288,238	$(26,420)	$(104,869)	$(2,310)	$154,938	$218	$751,940	$907,096

The accompanying notes are an integral part of this statement
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,468	$73,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,462	1,788
Provision for credit losses	3,793	14,996
Other-than-temporary impairment on investments	214	74
Impairment charges	—	2,280
Unrealized gain on trading securities	(774)	(1,108)
Equity in earnings of unconsolidated entities	(2,528)	(2,882)
Distributions from unconsolidated entities	3,099	2,300
Gain on sale of investment securities, net	(4,551)	(914)
Gain on sale of assets	(1,632)	(84)
Gain on sale and deconsolidation of subsidiaries	—	(54,542)
Deferred income tax (benefit) provision	(254)	13,239
Equity-based compensation issued	942	788
Trading securities purchases and sales, net	6,445	(1,048)
Loss from discontinued operations	2	38
Changes in operating assets and liabilities	1,465	(1,479)
Changes in cash attributable to operations of consolidated VIE- RSO	(38,415)	(66,088)
Net cash provided by (used in) operating activities	18,736	(19,218)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,035)	(116)
Payments received on real estate loans and real estate	2,049	176
Investments in real estate and unconsolidated real estate entities	(2,058)	(1,481)
Principal payments received on leases and loans	8	12
Proceeds from sale of Apidos, net of transaction costs and cash divested on deconsolidation	—	17,860
Purchase of loans and investments	(2,024)	(1,274)
Proceeds from sale of loans and investments	—	55
Purchase of loans and securities by consolidated VIE - RSO	(675,650)	(549,826)
Principal payments and proceeds from sales received by consolidated VIE - RSO	842,252	540,117
Increase in restricted cash of consolidated VIE - RSO	30,079	85,413
Other investing activity of consolidated VIE - RSO	13,346	3,635
Net cash provided by investing activities	206,967	94,571
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—
Principal payments on borrowings	(2,354)	(5,593)
Dividends paid	(1,194)	(1,741)
Proceeds from issuance of common stock	1,253	2,131
Repurchase of common stock	(1,601)	(1,385)
Other	81	(56)
Net repayments of debt by consolidated VIE - RSO	(320,834)	(128,019)
Dividends paid on common stock of consolidated VIE - RSO	(66,341)	(52,688)
Net proceeds from issuance of common stock by consolidated VIE - RSO	184,279	122,337
Other financing activities of consolidated VIE-RSO	(13,081)	(2,839)
Net cash used in financing activities	(217,792)	(67,853)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(371)	(910)
Net cash used in discontinued operations	(371)	(910)

Increase in cash	7,540	6,590
Cash, beginning of year	11,899	12,803
Cash, end of period	$19,439	$19,393

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). The Company owns 2.2% of RSO's outstanding common stock as of September 30, 2013. RSO has been reflected on a consolidated basis with the Company's financial statements (see Notes 2 and 19).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND AS OF DECEMBER 31, 2012 AND CHANGE IN FISCAL YEAR
On September 19, 2013, the Audit Committee of the Board of Directors concluded that it was necessary to restate the audited financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 and certain of the unaudited financial statements in its Quarterly Reports on Form 10-Q, including the three and nine months ended September 30, 2012. The restatement reflects the consolidation of RSO which the Company previously treated as an unconsolidated variable interest entity ("VIE"). The Company also determined to change its fiscal year end from September 30th to December 31st in order to conform to the fiscal year of RSO.
The impact of consolidating RSO to the Company's consolidated net income attributable to common shareholders for the three and nine months ended September 30, 2012 was as follows (in thousands):

•	Dividends from RSO were eliminated, which reduced net income attributable to common shareholders by $528,000 and $1.5 million, respectively.

•	The Company's interests in the earnings of RSO increased consolidated net income attributable to common shareholders by $539,000 and $1.5 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated balance sheet as of December 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
ASSETS
Cash	$11,899	$—	$—	$11,899
Restricted cash	638	—	—	638
Receivables	468	—	—	468
Receivables from managed entities and related parties, net	38,685	—	(8,067)	30,618
Investments in real estate, net	18,041	—	—	18,041
Investment securities, at fair value	25,533	—	(14,957)	10,576
Investments in unconsolidated loan manager	37,221	—	—	37,221
Investments in unconsolidated entities	13,156	—	—	13,156
Assets of consolidated VIE - RSO:
Cash and cash equivalents (including restricted cash)	—	179,390	—	179,390
Investments, at fair value	—	256,433	—	256,433
Loans	—	1,850,998	(1,570)	1,849,428
Investments in real estate and unconsolidated entities	—	120,799	(93)	120,706
Other assets	—	70,631	(31)	70,600
Total assets of consolidated VIE - RSO	—	2,478,251	(1,694)	2,476,557
Property and equipment, net	2,590	—	—	2,590
Deferred tax assets, net	35,373	—	(7,099)	28,274
Other assets	6,726	—	—	6,726
Total assets	$190,330	$2,478,251	$(31,817)	$2,636,764

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,556	$—	$3	$21,559
Payables to managed entities and related parties	3,567	—	(31)	3,536
Borrowings	22,610	—	(1,570)	21,040
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,785,600	—	1,785,600
Other liabilities	—	79,306	(8,067)	71,239
Total liabilities of consolidated VIE - RSO	—	1,864,906	(8,067)	1,856,839
Total liabilities	47,733	1,864,906	(9,665)	1,902,974

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	295	—	—	295
Additional paid-in capital	286,048	—	—	286,048
Accumulated deficit	(27,137)	—	(2,349)	(29,486)
Treasury stock, at cost	(103,472)	—	—	(103,472)
Accumulated other comprehensive (loss) income	(13,416)	—	11,219	(2,197)
Total stockholders’ equity	142,318	—	8,870	151,188
Noncontrolling interests	279	—	—	279
Noncontrolling interests attributable to RSO	—	613,345	(31,022)	582,323
Total equity	142,597	613,345	(22,152)	733,790
	$190,330	$2,478,251	$(31,817)	$2,636,764

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended September 30, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$11,292	$—	$—	$11,292
Financial fund management	6,083	—	—	6,083
Commercial finance	(167)	—	—	(167)
Revenues from consolidated VIE - RSO	—	35,669	—	35,669
Elimination of consolidated revenues attributed to operating segments	—	—	(4,988)	(4,988)
	17,208	35,669	(4,988)	47,889
COSTS AND EXPENSES:
Real estate	7,684	—	—	7,684
Financial fund management	3,909	—	—	3,909
Commercial finance	103	—	—	103
General and administrative	2,530	—	—	2,530
Impairment charges	2,280	—	—	2,280
Provision for credit losses	6,336	—	—	6,336
Depreciation and amortization	529	—	—	529
Expenses from consolidated VIE - RSO	—	13,230	—	13,230
Elimination of consolidated expenses attributed to operating segments	—	—	(4,950)	(4,950)
	23,371	13,230	(4,950)	31,651
OPERATING (LOSS) INCOME	(6,163)	22,439	(38)	16,238

OTHER INCOME (EXPENSE):
Loss on deconsolidation and sale of subsidiaries	(140)	—	—	(140)
Interest expense	(544)	—	—	(544)
Other income, net	557	—	(528)	29
Elimination of consolidated VIE - RSO other income attributable to operating segments	—	—	34	34
	(127)	—	(494)	(621)
(Loss) income from continuing operations before taxes	(6,290)	22,439	(532)	15,617
Income tax (benefit) provision	(3,984)	3,979	—	(5)
(Loss) income from continuing operations	(2,306)	18,460	(532)	15,622
Loss from discontinued operations, net of tax	(8)	—	—	(8)
Net (loss) income	(2,314)	18,460	(532)	15,614
Net loss attributable to noncontrolling interests - RAI	36	—	—	36
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	(17,917)	—	(17,917)
Net (loss) income attributable to common shareholders	$(2,278)	$543	$(532)	$(2,267)

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(2,270)	$543	$(532)	$(2,259)
Discontinued operations	(8)	—	—	(8)
Net (loss) income	$(2,278)	$543	$(532)	$(2,267)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of operations for the nine months ended September 30, 2012 (in thousands) (unaudited):

	For the Twelve Months Ended	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	December 31, 2011	September 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As calculated	RSO	Eliminations	As Restated
REVENUES:
Real estate	$40,595	$8,666	$31,929	$—	$—	$31,929
Financial fund management	21,957	6,579	15,378	—	—	15,378
Commercial finance	1,884	3,419	(1,535)	—	—	(1,535)
Revenues from consolidated VIE - RSO	—	—	—	90,657	—	90,657
Elimination of consolidated revenues attributed to operating segments	—	—	—	—	(12,733)	(12,733)
	64,436	18,664	45,772	90,657	(12,733)	123,696
COSTS AND EXPENSES:
Real estate	29,669	7,192	22,477	—	—	22,477
Financial fund management	17,086	5,804	11,282	—	—	11,282
Commercial finance	2,414	1,963	451	—	—	451
Restructuring expenses	365	—	365	—	—	365
General and administrative	10,460	2,896	7,564	—	—	7,564
Gain on sale of leases and loans	(37)	(37)	—	—	—	—
Impairment charges	2,280	—	2,280	—	—	2,280
Provision for credit losses	17,246	2,250	14,996	—	—	14,996
Depreciation and amortization	3,653	2,061	1,592	—	—	1,592
Expenses from consolidated VIE - RSO	—	—	—	39,752	—	39,752
Elimination of consolidated VIE expenses attributable to operating segments	—	—	—	—	(12,589)	(12,589)
	83,136	22,129	61,007	39,752	(12,589)	88,170
OPERATING (LOSS) INCOME	(18,700)	(3,465)	(15,235)	50,905	(144)	35,526

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	63,291	8,749	54,542	—	—	54,542
Loss on extinguishment of debt	(2,190)	(2,190)	—	—	—	—
Other-than-temporary impairment on investments	(74)	—	(74)	—	—	(74)
Gain on sale of investment securities, net	63	58	5	—	(5)	—
Interest expense	(4,741)	(2,974)	(1,767)	—	—	(1,767)
Other income, net	2,103	559	1,544	—	(1,538)	6
Other income of consolidated VIE - RSO	—	—	—	5,464	—	5,464
Elimination of consolidated VIE - RSO other income attributable to operating segments	—	—	—	—	101	101
	58,452	4,202	54,250	5,464	(1,442)	58,272

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	For the twelve months ended	For the three months ended	For the nine months ended
	September 30, 2012	December 31, 2011	September 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As calculated	RSO	Eliminations	As Restated
Income (loss) from continuing operations before taxes	39,752	737	39,015	56,369	(1,586)	93,798
Income tax provision	13,512	154	13,358	6,978	—	20,336
Income from continuing operations	26,240	583	25,657	49,391	(1,586)	73,462
Loss from discontinued operations, net of tax	(58)	(20)	(38)	—	—	(38)
Net income (loss)	26,182	563	25,619	49,391	(1,586)	73,424
Net (income) loss attributable to noncontrolling interests - RAI	(348)	(378)	30	—	—	30
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	—	—	(47,892)	—	(47,892)
Net income (loss) attributable to common shareholders	$25,834	$185	$25,649	$1,499	$(1,586)	$25,562

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,892	$205	$25,687	$1,499	$(1,586)	$25,600
Discontinued operations	(58)	(20)	(38)	—	—	(38)
Net income (loss)	$25,834	$185	$25,649	$1,499	$(1,586)	$25,562

Basic earnings per share:
Continuing operations	$1.31	$0.01	$1.30			$1.29
Discontinued operations	—	—	—			—
Net income	$1.31	$0.01	$1.30			$1.29
Weighted average shares outstanding	19,740	19,641	19,786			19,786

Diluted earnings per share:
Continuing operations	$1.25	$0.01	$1.23			$1.23
Discontinued operations	—	—	—			—
Net income	$1.25	$0.01	$1.23			$1.23
Weighted average shares outstanding	20,634	20,039	20,845			20,845

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the three months ended September 30, 2012 (in thousands) (unaudited):

	For the Twelve Months Ended September 30, 2012	For the Nine Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As calculated	RSO	Eliminations	As Restated
Net income (loss)	$26,182	$28,496	$(2,314)	$18,460	$(532)	$15,614

Other comprehensive (loss) income:
Unrealized losses on investment securities available-for-sale	1,363	518	845	—	(887)	(42)
Less: reclassification for (gains) losses realized, net of tax	45	46	(1)	—	—	(1)
	1,408	564	844	—	(887)	(43)
Minimum pension liability adjustments, net of tax	(289)	—	(289)	—	—	(289)
Minimum pension liability - reclassification for losses realized, net of tax	214	140	74	—	—	74
	(75)	140	(215)	—	—	(215)
Unrealized gains (losses) on hedging contracts, net of tax	(6)	(21)	15	—	—	15
Deconsolidation of LEAF -unrealized loss on hedging contracts	255	255	—	—	—	—
	249	234	15	—	—	15
Subtotal- activity related to RAI:	1,582	938	644	—	(887)	(243)
Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses (gains) included in net income	—	—	—	89	—	89
Unrealized gains on available-for-sale securities, net	—	—	—	6,820	—	6,820
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	—	—	58	—	58
Unrealized losses on derivatives, net	—	—	—	(2,625)	—	(2,625)
Subtotal activity related to consolidated VIE - RSO:	—	—	—	4,342	—	4,342
Subtotal - other comprehensive income (loss)	1,582	938	644	4,342	(887)	4,099
Comprehensive income (loss)	27,764	29,434	(1,670)	22,802	(1,419)	19,713
Comprehensive (income) loss attributable to noncontrolling interests	(397)	(433)	36	(22,259)	—	(22,223)
Comprehensive income (loss) attributable to common shareholders	$27,367	$29,001	$(1,634)	$543	$(1,419)	$(2,510)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the nine months ended September 30, 2012 (in thousands) (unaudited):

	For the Twelve Months Ended September 30, 2012	For the Three Months Ended December 31, 2011	For the Nine Months Ended September 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As calculated	RSO	Eliminations	As Restated
Net income (loss)	$26,182	$563	$25,619	$49,391	$(1,586)	$73,424

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale	1,363	985	378	—	(452)	(74)
Less: reclassification for losses realized, net of tax	45	—	45	—	—	45
	1,408	985	423	—	(452)	(29)
Minimum pension liability adjustments, net of tax	(289)	—	(289)	—	—	(289)
Minimum pension liability - reclassification for losses realized, net of tax	214	47	167	—	1	168
	(75)	47	(122)	—	1	(121)
Unrealized (losses) gains on hedging contracts, net of tax	(6)	(129)	123	—	—	123
Deconsolidation of LEAF - unrealized loss on hedging contracts	255	255	—	—	—	—
	249	126	123	—	—	123
Subtotal - activity related to RAI	1,582	1,158	424	—	(451)	(27)
Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses included in net income	—	—	—	1,023	—	1,023
Unrealized gains on available-for- sale securities, net	—	—	—	15,216	—	15,216
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	—	—	170	—	170
Unrealized losses on derivatives, net	—	—	—	(2,985)	—	(2,985)
Subtotal activity related to consolidated VIE - RSO	—	—	—	13,424	—	13,424
Subtotal - other comprehensive income (loss)	1,582	1,158	424	13,424	(451)	13,397
Comprehensive income (loss)	27,764	1,721	26,043	62,815	(2,037)	86,821
Comprehensive (income) loss attributable to noncontrolling interests	(397)	(427)	30	(61,316)	—	(61,286)
Comprehensive income (loss) attributable to common shareholders	$27,367	$1,294	$26,073	$1,499	$(2,037)	$25,535
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents the consolidating statement of cash flows as originally presented in the September 30, 2012 10-K for the twelve months ended September 30, 2012, less the activity for the three months ended December 31, 2011, in order to derive the activity for the nine months ended September 30, 2012 as shown in the column labeled "RAI" in the previous table presented (in thousands) (unaudited):

	For the Twelve Months Ended September 30, 2012	For the Three Months Ended December 31, 2011		For the Nine Months Ended September 30, 2012
	As Previously Reported	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,182	$563	$—	$25,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,875	3,087	—	1,788
Other-than-temporary impairment on investments	74	—	—	74
Impairment charges	2,280	—	—	2,280
Provision for credit losses	17,246	2,250	—	14,996
Unrealized gain on trading securities	(1,108)	—	—	(1,108)
Equity in earnings of unconsolidated entities	(3,439)	(557)	—	(2,882)
Distributions from unconsolidated entities	3,463	1,163	—	2,300
Gain on sale of leases and loans	(37)	(37)	—	—
Gain on sale of loans and investment securities, net	(972)	(58)	—	(914)
Gain on the sale of assets	(84)	—	—	(84)
Gain on sale and deconsolidation of subsidiaries	(63,291)	(8,749)	—	(54,542)
Loss on extinguishment of debt	2,190	2,190	—	—
Deferred income tax benefit	13,393	154	—	13,239
Equity-based compensation issued	1,286	498	—	788
Equity-based compensation received	(153)	—	—	(153)
Trading securities purchases and sales, net	(1,048)	—	—	(1,048)
Loss from discontinued operations	58	—	20	38
Changes in operating assets and liabilities	(2,911)	(1,412)	(20)	(1,479)
Net cash used in operating activities	(1,996)	(908)	—	(1,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(222)	(106)	—	(116)
Payments received on real estate loans and real estate	1,726	1,550	—	176
Investments in unconsolidated real estate entities	(1,608)	(127)	—	(1,481)
Purchase of commercial finance assets	(18,483)	(18,483)	—	—
Principal payments received on leases and loans	9,043	9,031	—	12
Cash divested on deconsolidation of LEAF	(2,284)	(2,284)	—	—
Net proceeds from sale of Apidos and cash divested on deconsolidation	17,860	—	—	17,860
Purchase of loans and investments	(1,874)	(600)	—	(1,274)
Proceeds from sale of loan and investments	262	207	—	55
Net cash provided by (used in) in investing activities	4,420	(10,812)	—	15,232

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	For the Twelve Months Ended September 30, 2012	For the Three Months Ended December 31, 2011		For the Nine Months Ended September 30, 2012
	As Previously Reported	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	128,845	—	—
Principal payments on borrowings	(129,416)	(123,823)	—	(5,593)
Dividends paid	(2,310)	(569)	—	(1,741)
Proceeds from issuance of common stock	2,131	—	—	2,131
Repurchase of common stock	(2,324)	(939)	—	(1,385)
Increase in restricted cash	(664)	(633)	(31)	—
Preferred stock dividends paid by LEAF to RSO	(188)	(188)	—	—
Other	(2,275)	(2,250)	31	(56)
Net cash (used in) provided by financing activities	(6,201)	443	—	(6,644)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(1,285)	(375)	—	(910)
Net cash used in discontinued operations	(1,285)	(375)	—	(910)

(Decrease) increase in cash	(5,062)	(11,652)	—	6,590
Cash, beginning of period	24,455	24,455	—	12,803
Cash, end of period	$19,393	$12,803	$—	$19,393

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table shows the details of the consolidating cash flows of the Company, RSO and eliminations that are included in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 (in thousands) (unaudited):

	RAI	RSO	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,619	$49,391	$(1,586)	$73,424
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,788	—	—	1,788
Other-than-temporary impairment on investments	74	—	—	74
Impairment charges	2,280	—	—	2,280
Provision for credit losses	14,996	—	—	14,996
Unrealized gain on trading securities	(1,108)	—	—	(1,108)
Equity in earnings of unconsolidated entities	(2,882)	—	—	(2,882)
Distributions from unconsolidated entities	2,300	—	—	2,300
Gain on sale of loans and investment securities, net	(914)	—	—	(914)
Gain on the sale of assets	(84)	—	—	(84)
Gain on sale of subsidiary	(54,542)	—	—	(54,542)
Deferred income tax benefit	13,239	—	—	13,239
Equity-based compensation issued	788	814	(814)	788
Equity-based compensation received	(153)		153	—
Trading securities purchases and sales, net	(1,048)	—	—	(1,048)
Loss from discontinued operations	38	—	—	38
Changes in operating assets and liabilities	(1,479)	—	—	(1,479)
Change in cash attributable to operations of consolidated VIE - RSO	—	(66,749)	661	(66,088)
Net cash used in operating activities	(1,088)	(16,544)	(1,586)	(19,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(116)	—	—	(116)
Payments received on real estate loans and real estate	176	—	—	176
Investments in unconsolidated real estate entities	(1,481)	—	—	(1,481)
Principal payments received on leases and loans	12	—	—	12
Purchase of loans and securities by consolidated VIE - RSO	—	(549,826)	—	(549,826)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	540,117	—	540,117
Proceeds from sale of Apidos, net of transaction costs and cash divested on deconsolidation	17,860	—	—	17,860
Purchase of loans and investments	(1,274)	—	—	(1,274)
Proceeds from sale of loans and investment securities	55	—	—	55
Increase in restricted cash - consolidated VIE RSO	—	85,413	—	85,413
Other investing activity of consolidated VIE - RSO	—	3,592	43	3,635
Net cash provided by investing activities	15,232	79,296	43	94,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(5,593)	—	—	(5,593)
Net repayments of debt by consolidated VIE - RSO	—	(128,019)	—	(128,019)
Dividends paid	(1,741)	—	—	(1,741)
Dividends paid on common stock by consolidated VIE - RSO	—	(54,231)	1,543	(52,688)
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	122,337	—	122,337
Proceeds from issuance of common stock	2,131	—	—	2,131
Repurchase of common stock	(1,385)	—	—	(1,385)
Other	(56)	—	—	(56)
Other financing activities of consolidated VIE-RSO	—	(2,839)	—	(2,839)
Net cash (used in) provided by financing activities	(6,644)	(62,752)	1,543	(67,853)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(910)	—	—	(910)
Net cash used in discontinued operations	(910)	—	—	(910)

Increase in cash	6,590	—	—	6,590
Cash, beginning of year	12,803	—	—	12,803
Cash, end of period	$19,393	$—	$—	$19,393

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company also consolidates entities that are VIEs where it has determined that it is the primary beneficiary of such entities. Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.
The financial statements reflect the consolidation of RSO. Variable interests in the Company's real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. See Note 19 for additional disclosures pertaining to VIEs.
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
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company’s adoption of the following standard during 2013 did not have a material impact on its consolidated financial position, results of operations or cash flows:
In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The Company adopted this guidance beginning January 1, 2013 and has presented the required disclosures.
Accounting Standard Issued But Not Yet Effective
The FASB issued the following accounting standard which was not yet effective for the Company as of September 30, 2013:
In July 2013, the FASB issued guidance that addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for the Company beginning January 1, 2014. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 4 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of September 30, 2013 (unaudited) (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$19,439	$—	$—	$19,439
Restricted cash	558	—	—	558
Receivables	3,444	—	(96)	3,348
Receivables from managed entities and related parties, net	34,457	—	(4,169)	30,288
Investments in real estate, net	17,128	—	—	17,128
Investment securities, at fair value	27,156	—	(17,398)	9,758
Investments in unconsolidated loan manager	37,345	—	—	37,345
Investments in unconsolidated entities	13,899	—	—	13,899
Assets of consolidated VIE - RSO:		—
Cash and cash equivalents (including restricted cash)	—	203,658	—	203,658
Investments, at fair value	—	232,783	—	232,783
Loans	—	1,646,157	(1,570)	1,644,587
Investments in real estate and unconsolidated entities	—	128,099	—	128,099
Other assets	—	62,367	(26)	62,341
Total assets of consolidated VIE - RSO	—	2,273,064	(1,596)	2,271,468

Property and equipment, net	4,955	—	—	4,955
Deferred tax assets, net	37,353	—	(7,602)	29,751
Other assets	5,574	—	—	5,574
Total assets	$201,308	$2,273,064	$(30,861)	$2,443,511

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$27,613	$—	$—	$27,613
Payables to managed entities and related parties	3,063	—	(26)	3,037
Borrowings	21,950	—	(1,570)	20,380
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,422,430	—	1,422,430
Other liabilities	—	67,220	(4,265)	62,955
Total liabilities of consolidated VIE - RSO	—	1,489,650	(4,265)	1,485,385
Total liabilities	52,626	1,489,650	(5,861)	1,536,415

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	299	—	—	299
Additional paid-in capital	288,238	—	—	288,238
Accumulated deficit	(23,009)	—	(3,411)	(26,420)
Treasury stock, at cost	(104,869)	—	—	(104,869)
Accumulated other comprehensive (loss) income	(12,195)	—	9,885	(2,310)
Total stockholders’ equity	148,464	—	6,474	154,938
Noncontrolling interests	218	—	—	218
Noncontrolling interests attributable to RSO	—	783,414	(31,474)	751,940
Total equity	148,682	783,414	(25,000)	907,096
	$201,308	$2,273,064	$(30,861)	$2,443,511

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents the consolidating statement of operations for the three months ended September 30, 2013 (in thousands) (unaudited):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$15,950	$—	$—	$15,950
Financial fund management	8,502	—	—	8,502
Commercial finance	(30)	—	—	(30)
Revenues from consolidated VIE - RSO	—	23,786	—	23,786
Elimination of consolidated revenues attributed to operating segments	—	—	(5,183)	(5,183)
	24,422	23,786	(5,183)	43,025
COSTS AND EXPENSES:
Real estate	11,178	—	—	11,178
Financial fund management	3,547	—	—	3,547
Commercial finance	75	—	—	75
General and administrative	2,505	—	—	2,505
Provision for credit losses	1,808	—	—	1,808
Depreciation and amortization	413	—	—	413
Expenses from consolidated VIE - RSO	—	16,276	(722)	15,554
Elimination of consolidated expenses attributed to operating segments	—	—	(4,861)	(4,861)
	19,526	16,276	(5,583)	30,219
OPERATING INCOME	4,896	7,510	400	12,806

OTHER INCOME (EXPENSE):
Interest expense	(530)	—	—	(530)
Other income, net	684	—	(556)	128
Other income from consolidated VIE - RSO	—	16,607	—	16,607
Elimination of consolidated VIE other income attributable to operating segments	—	—	162	162
	154	16,607	(394)	16,367
Income from continuing operations before taxes	5,050	24,117	6	29,173
Income tax provision - RSO	—	—	722	722
Income tax provision - RAI	1,261	—	—	1,261
Net income (loss)	3,789	24,117	(716)	27,190
Net income attributable to noncontrolling interests - RAI	(40)	—	—	(40)
Net income attributable to noncontrolling interests of consolidated VIE- RSO	—	(1,996)	(21,712)	(23,708)
Net income (loss) attributable to common shareholders	$3,749	$22,121	$(22,428)	$3,442

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents the consolidating statement of operations for the nine months ended September 30, 2013 (in thousands) (unaudited):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$39,443	$—	$—	$39,443
Financial fund management	15,234	—	—	15,234
Commercial finance	(243)	—	—	(243)
Revenues from consolidated VIE - RSO	—	76,011	—	76,011
Elimination of consolidated revenues attributed to operating segments	—	—	(10,608)	(10,608)
	54,434	76,011	(10,608)	119,837
COSTS AND EXPENSES:
Real estate	29,514	—	—	29,514
Financial fund management	7,769	—	—	7,769
Commercial finance	(99)	—	—	(99)
General and administrative	6,807	—	—	6,807
Provision for credit losses	3,793	—	—	3,793
Depreciation and amortization	1,318	—	—	1,318
Expenses from consolidated VIE - RSO	—	47,331	(4,221)	43,110
Elimination of consolidated expenses attributed to operating segments	—	—	(10,178)	(10,178)
	49,102	47,331	(14,399)	82,034
OPERATING INCOME	5,332	28,680	3,791	37,803

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	(214)			(214)
Interest expense	(1,525)	—	—	(1,525)
Other income, net	2,069	—	(1,669)	400
Other income from consolidated VIE - RSO	—	16,607	—	16,607
Elimination of consolidated VIE other income attributable to operating segments	—	—	224	224
	330	16,607	(1,445)	15,492
Income from continuing operations before taxes	5,662	45,287	2,346	53,295
Income tax provision - RSO	—	—	4,221	4,221
Income tax benefit - RAI	(396)	—	—	(396)
Income from continuing operations	6,058	45,287	(1,875)	49,470
Loss from discontinued operations, net of tax	(2)	—	—	(2)
Net income	6,056	45,287	(1,875)	49,468
Net income attributable to noncontrolling interests - RAI	(23)	—	—	(23)
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	(5,107)	(39,287)	(44,394)
Net income (loss) attributable to common shareholders	$6,033	$40,180	$(41,162)	$5,051

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents the consolidating statement of cash flows for the nine months ended September 30, 2013 (in thousands) (unaudited):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,056	$45,287	$(1,875)	$49,468
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,462	—	—	1,462
Other-than-temporary impairment charges	214	—	—	214
Provision for credit losses	3,793	—	—	3,793
Unrealized gain on trading securities	(1,073)	—	299	(774)
Equity in earnings of unconsolidated entities	(2,528)	—	—	(2,528)
Distributions from unconsolidated entities	3,099	—	—	3,099
Gain on sale of assets	(1,632)	—	—	(1,632)
Gain on sale of loans and investment securities, net	(4,551)	—	—	(4,551)
Deferred income tax benefit	(254)	—	—	(254)
Equity-based compensation received	(654)	—	654	—
Equity-based compensation issued	942	484	(484)	942
Trading securities purchases and sales, net	6,445	—	—	6,445
Loss from discontinued operations	2	—	—	2
Changes in operating assets and liabilities	1,465	—	—	1,465
Change in cash attributable to consolidated VIE - RSO	—	(38,124)	(291)	(38,415)
Net cash provided by (used in) operating activities	12,786	7,647	(1,697)	18,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,035)	—	—	(1,035)
Payments received on real estate loans and real estate	2,049	—	—	2,049
Investments in unconsolidated real estate entities	(2,058)	—	—	(2,058)
Principal payments received on leases and loans	8	—	—	8
Purchase of loans and securities by consolidated VIE - RSO	—	(675,650)	—	(675,650)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	842,252	—	842,252
Purchase of loans and investments	(2,024)	—	—	(2,024)
Proceeds from sale of loans and investment securities	—	—	—	—
Increase in restricted cash - consolidated VIE RSO	—	30,079	—	30,079
Other - consolidated VIE - RSO	—	13,318	28	13,346
Net cash provided by (used in) in investing activities	(3,060)	209,999	28	206,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—	—	2,000
Principal payments on borrowings	(2,354)	—	—	(2,354)
Proceeds from issuance of common stock	1,253	—	—	1,253
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	(320,834)	—	(320,834)
Dividends paid	(1,194)	—	—	(1,194)
Dividends paid on common stock by consolidated VIE - RSO	—	(68,010)	1,669	(66,341)
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	184,279	—	184,279
Repurchase of common stock	(1,601)	—	—	(1,601)
Other	81	—	—	81
Other - consolidated VIE - RSO	—	(13,081)	—	(13,081)
Net cash (used in) provided by financing activities	(1,815)	(217,646)	1,669	(217,792)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(371)	—	—	(371)
Net cash used in discontinued operations	(371)	—	—	(371)

Increase in cash	7,540	—	—	7,540
Cash, beginning of year	11,899	—	—	11,899
Cash, end of period	$19,439	$—	$—	$19,439

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Cash (paid) received:		(Restated)
Interest	$(1,270)	$(1,548)
Income tax payments	(933)	(1,306)
Refund of income taxes	100	109

Dividends declared per common share	$0.10	$0.09

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$68	$1,709
Issuance of treasury stock for the Company's investment savings plan	273	413
Common stock issued to a former director in exchange for vested director units	—	135
Leasehold improvements paid by the landlord	$1,496	$—

Effects from the deconsolidation of Apidos Capital Management, LLC ("Apidos") (1):
Receivables from managed entities	—	715
Investment in unconsolidated entities	—	(1,824)
Other assets	—	20
Accrued expenses and other liabilities	—	(938)

(1)
Reflects the deconsolidation of Apidos during the nine months ended September 30, 2012. As a result of the deconsolidation of this entity, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 6 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of September 30, 2013 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$43,139	$43,139	$61	$43,200
Real estate investment entities	447	842	17,201	18,490	3,360	21,850
Financial fund management entities	17	7	9	33	793	826
Other	30	59	—	89	51	140
	494	908	60,349	61,751	4,265	66,016
Rent receivables - real estate	5	14	18	37	63	100
Total financing receivables	$499	$922	$60,367	$61,788	$4,328	$66,116

(1)
Receivables are presented gross of an allowance for credit losses of $35.7 million related to the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of December 31, 2012 (in thousands):

(Restated)	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$40,112	$40,112	$118	$40,230
Real estate investment entities	779	744	17,062	18,585	1,992	20,577
Financial fund management entities	6	—	47	53	2,140	2,193
Other	41	—	—	41	137	178
	826	744	57,221	58,791	4,387	63,178
Rent receivables - real estate	4	10	58	72	40	112
Total financing receivables	$830	$754	$57,279	$58,863	$4,427	$63,290

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended September 30, 2013:
Balance, beginning of period	$34,587	$—	$29	$34,616
Provision for (reversal of) credit losses	1,810	(18)	16	1,808
Charge-offs	(669)	—	(13)	(682)
Recoveries	—	18	—	18
Balance, end of period	$35,728	$—	$32	$35,760

Nine Months Ended September 30, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for (reversal of) credit losses	3,817	(25)	1	3,793
Charge-offs	(669)	—	(37)	(706)
Recoveries	20	25	—	45
Balance, end of period	$35,728	$—	$32	$35,760

Ending balance, individually evaluated for impairment	$35,728	$—	$—	$35,728
Ending balance, collectively evaluated for impairment	—	—	32	32
Balance, end of period	$35,728	$—	$32	$35,760

Three Months Ended September 30, 2012:
Balance, beginning of period	$21,249	$—	$25	$21,274
Provision for (reversal of) credit losses	6,331	(3)	8	6,336
Recoveries	—	3	—	3
Balance, end of period	$27,580	$—	$33	$27,613

Nine Months Ended September 30, 2012:
Balance, beginning of year	$12,575	$—	$29	$12,604
Provision for credit losses	15,005	(13)	4	14,996
Charge-offs	—	—	—	—
Recoveries	—	13	—	13
Balance, end of period	$27,580	$—	$33	$27,613

Ending balance, individually evaluated for impairment	$27,580	$—	$—	$27,580
Ending balance, collectively evaluated for impairment	—	—	33	33
Balance, end of period	$27,580	$—	$33	$27,613
The Company’s financing receivables (presented gross of allowance for credit losses) as of September 30, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$66,016	$—	$66,016
Ending balance, collectively evaluated for impairment	—	100	100
Balance, end of period	$66,016	$100	$66,116

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
	(Restated)
Ending balance, individually evaluated for impairment	$63,178	$—	$63,178
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of year	$63,178	$112	$63,290
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of September 30, 2013
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$3,170	$38,898	$35,728	$38,853
Rent receivables – real estate	—	32	32	46

As of December 31, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$8,633	$38,219	$29,586	$38,110
Receivables from managed entities – real estate	2,291	4,808	2,517	4,630
Receivable from managed entities - financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	68	68	40
The Company had no impaired financing receivables without a specific allowance as of September 30, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 7 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Properties owned, net of accumulated depreciation of $8,373 and $7,972:
Hotel property (Savannah, Georgia)	$10,668	$11,107
Office building (Philadelphia, Pennsylvania)	795	1,058
	11,463	12,165
Partnerships and other investments	5,665	5,876
Total investments in real estate, net	$17,128	$18,041
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending September 30, and thereafter, is as follows (in thousands):

2014	$966
2015	848
2016	594
2017	518
2018	492
Thereafter	662
$4,080
NOTE 8 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	September 30, 2013	December 31, 2012
		(Restated)
Available-for-sale securities	$6,086	$5,211
Trading securities	3,672	5,365
Total investment securities, at fair value	$9,758	$10,576
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
CLO securities	$4,970	$1,000	$(313)	$5,657
Equity securities	208	227	(6)	429
Total	$5,178	$1,227	$(319)	$6,086

December 31, 2012:	(Restated)
CLO securities	$3,712	$1,290	$—	$5,002
Equity securities	109	100	—	209
Total	$3,821	$1,390	$—	$5,211

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interests in eight and five CLO issuers that it directly and/or through its joint venture has structured and managed at September 30, 2013 and December 31, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Equity securities.  The Company also holds 18,972 shares of The Bancorp, Inc. ("TBBK") (NASDAQ: TBBK) common stock.  These investments are pledged as collateral for the Company’s secured corporate credit facilities. During the three months ended March 31, 2013, the Company purchased 10,000 shares of Resource Real Estate Diversified Income Fund, a new publicly traded investment entity that it sponsored and manages ("RREDX") (NASDAQ: RREDX), for $100,000.
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2013. For the three and nine months ended September 30, 2013, the Company had net realized gains from sales of trading securities of $2.8 million and $4.6 million, respectively, as well as unrealized gains of $289,000 and $774,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company had unrealized gains on trading securities of $933,000 and $1.1 million, respectively.
Unrealized losses, along with the related fair values and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
September 30, 2013:
CLO securities	$2,289	$(313)	3	$—	$—	—
Equity securities	94	(6)	1	—	—	—
Total	$2,383	$(319)	4	$—	$—	—
 Other-than-temporary impairment losses. During the nine months ended September 30, 2013 and 2012, the Company recorded charges of $214,000 and $74,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.
NOTE 9 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	September 30, 2013	December 31, 2012

Real estate investment entities	1% – 12%	$8,348	$8,397
Financial fund management partnerships	3% − 50%	4,653	3,847
Trapeza entities	33% − 50%	898	912
Investments in unconsolidated entities		$13,899	$13,156
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company will continue to manage the asset and will receive property management fees in the future.
Two of the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 17).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a annual basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

income/loss to the limited and general partners according to the terms of such agreements. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  The Company’s proportionate share of these payments was $1.1 million. The clawback liability was $1.2 million at December 31, 2012.
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
Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos Capital Management, LLC (“Apidos”) CLO business to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”) on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the joint venture, CVC Credit Partners, LLC ("CVC Credit Partners"), which includes the Apidos operations, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss. Included in costs and expenses for CVC Credit Partners for the nine months ended September 30, 2013 are offering costs associated with a new European investment fund that will hold sub-investment grade European debt. Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Management fee revenues	$10,413	$34,502
Costs and expenses	(8,618)	(32,388)
Net income	$1,795	$2,114
Portion of net income attributable to the Company	$593	$698

		For the Period
	Three Months Ended	from April 17 to
	September 30, 2012	September 30, 2012
Management fee revenues	$6,781	$11,886
Costs and expenses	(5,641)	(10,163)
Net income	$1,140	$1,723
Portion of net income attributable to the Company	$376	$568
As a part of the transactions in forming the CVC Credit Partners joint venture, the Company received a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on pre-joint venture CLOs managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at September 30, 2013, on the cost method. As these fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. On a quarterly basis, the Company will evaluate the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. To the extent that the investment in preferred equity has been reduced to zero, all subsequent distributions will be recorded as income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 10 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	September 30, 2013	December 31, 2012
		(Restated)
Accounts payable and other accrued liabilities	$14,526	$8,773
SERP liability (see Note 14)	6,273	6,806
Accrued wages and benefits	4,284	4,428
Due to broker	2,530	—
Trapeza clawback (see Note 17)	—	1,181
Real estate loan commitment	—	371
Total accrued expenses and other liabilities	$27,613	$21,559
NOTE 11 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30, 2013		December 31, 2012
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:			(Restated)
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other Debt:
Senior Notes		10,000	10,000
Mortgage debt		10,335	10,473
Other debt		45	567
Total borrowings		$20,380	$21,040

(1)	The amount of the facility as shown has been reduced for the outstanding letter of credit of $503,000 at September 30, 2013 and December 31, 2012.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

There were no borrowings outstanding as of or during the three months ended September 30, 2013 and September 30, 2012 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for outstanding letters of credit at September 30, 2013. Weighted average borrowings on the line of credit for the nine months ended September 30, 2013 and September 30, 2012 were $198,000 and $3.1 million at weighted average borrowing rates of 2.4% and 6.0%.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in the office building the Company owns in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the office building, based upon the most recent appraisal and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three and nine months ended September 30, 2013 and 2012 and the availability as of September 30, 2013 was $3.5 million. In November 2013, the Company amended the facility with Republic to extend the maturity until December 28, 2016 and increase the unused fee to 0.50%.
Senior Notes
In December 2012, the Company modified the terms of $10.0 million of its 9% Senior Notes that remain outstanding (following the partial repayment referred to below) to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes were unaffected and, as of September 30, 2013, 3,444,607 remain outstanding. The Company had accounted for these warrants as a discount to the original notes. The effective interest rates for the three and nine months ended September 30, 2013 were 9.7% and 9.8%, respectively. The effective interest rate for the three and nine months ended September 30, 2012 were 9.3% and 9.3%, respectively.
Per the Senior Note agreement, the Company was restricted from paying dividends in excess of $0.03 per share. During the quarter ended September 30, 2013, the holders of the senior notes consented to remove the restriction and the Company increased its quarterly dividend to $0.04 per share.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):

2014	$240
2015	10,208
2016	220
2017	237
2018	252
Thereafter	9,223
$20,380
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
The Company was in compliance with all of its financial debt covenants as of September 30, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated other comprehensive loss as of December 31, 2012 were net unrealized losses of $4,000 (net of tax benefit of $2,000) related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest. In addition, at September 30, 2013 and December 31, 2012, the Company had a net unrealized loss of $4,000 (net of tax benefit of $2,000) and $10,000 (net of tax benefit of $7,000), respectively, included in Accumulated other comprehensive loss for the hedging activity of LEAF. Except for hedging activity related to RSO (see Note 19), the Company has no other hedging activity as of September 30, 2013.
The following are changes in accumulated other comprehensive loss by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
	(Restated)			(Restated)
Balance, December 31, 2012, net of tax of $544, $(10) and $(2,326)	$847	$(14)	$(3,030)	$(2,197)
Other comprehensive (loss) income before reclassifications	(433)	10	—	(423)
Amounts reclassified from accumulated other comprehensive income (1)	131	—	179	310
Net current-period other comprehensive (loss) income	(302)	10	179	(113)
Balance, September 30, 2013, net of tax of $364, $(2), and $(2,221)	$545	$(4)	$(2,851)	$(2,310)

(1)	Amounts reclassified from accumulated other comprehensive income are included in the following line items on the consolidated statements of operations:
Investment securities available-for-sale - included in Other-than-temporary impairment on investments
Cash flow hedges - included in Revenues - commercial finance
SERP pension liability - included in General and administrative expenses

NOTE 13 – EARNINGS PER SHARE
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Shares
Basic shares outstanding	20,342	20,102	20,255	19,786
Dilutive effect of outstanding stock options, warrants and director units	1,530	—	1,676	1,059
Dilutive shares outstanding	21,872	20,102	21,931	20,845

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

For the three months ended September 30, 2012, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Excluded from Diluted EPS for the three months ended September 30, 2012 were outstanding options to purchase 1.0 million shares of common stock at a weighted average exercise price of $16.26, as well as outstanding warrants to purchase 3.7 million shares of common stock at an average price of $5.10.
NOTE 14 - BENEFIT PLANS
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$57	$85	$169	$245
Less: expected return on plan assets	(25)	(17)	(75)	(52)
Plus: Amortization of unrecognized loss	95	130	285	295
Net benefit cost	$127	$198	$379	$488
NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30, 2013	December 31, 2012
Receivables from managed entities and related parties, net:		(Restated)
Real estate investment entities	$21,850	$18,060
Commercial finance investment entities (1)	7,472	10,644
Financial fund management investment entities	826	1,736
Other	140	178
Receivables from managed entities and related parties	$30,288	$30,618

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$2,857	$3,300
Other	180	236
Payables to managed entities and related parties	$3,037	$3,536

(1)
Includes $35.7 million and $29.6 million of reserves, respectively, for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $2.9 million and 2.5 million, respectively, in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related or managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Fees from unconsolidated investment entities:
Real estate (1)	$6,726	$4,439	$16,273	$13,533
Financial fund management	801	715	2,335	2,333
Commercial finance (2)	—	—	—	—
CVC Credit Partners – reimbursement of costs and expenses	295	514	979	1,866
RRE Opportunity REIT:
Reimbursement of costs and expenses	204	89	605	769
Dividends paid	28	—	85	14
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(197)	(476)	(743)	(1,767)
Payment for rent and related expenses	(144)	(189)	(543)	(566)
Reimbursement of costs and expenses	53	62	168	228
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(286)	(168)	(476)	(531)
Property management fees	32	—	149	—
Brandywine Construction & Management, Inc. – payment for property management fees for the hotel property	(54)	(49)	(167)	(157)
Atlas Energy, L.P. – reimbursement of costs and expenses	49	156	243	465
Ledgewood P.C. – payment for legal services	(76)	(56)	(180)	(409)
Graphic Images, LLC – payment for printing services	(20)	(80)	(59)	(208)
The Bancorp, Inc. – reimbursement of costs and expenses	29	29	85	90
9 Henmar, LLC – payment of broker/consulting fees	(4)	(4)	(24)	(28)

(1)
Includes discounts recorded by the Company of $56,000 and $169,000 recorded in the three and nine months ended September 30, 2013, respectively, and $31,000 and $140,000 in the three and nine months ended September 30, 2012, in connection with management fees from its real estate investment entities that are expected to be received in future periods.

(2)
During the three and nine months ended September 30, 2013, the Company waived $410,000 and $1.5 million, respectively, and $883,000 and $3.2 million during the three and nine months ended September 30, 2012, respectively, of fund management fees from its commercial finance investment entities.

Relationship with 1845 Walnut Associates, Ltd. The Company owns a 7% investment in a real estate partnership that owns a parking garage and a building at 1845 Walnut Street, Philadelphia in which the Company also leases office space. In October 2012, the Company signed a new ten-year lease which was amended in May 2013 and commenced in August 2013 for 34,476 square feet of office space. The Company was provided a tenant allowance of $1.5 million for renovation of the office and the lease provides for a five-year extension. In March 2013, the Company assumed the property management of the building.
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2012, the Company agreed to advance up to $3.0 million to an affiliated real estate limited partnership under a revolving note, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.6 million and $2.5 million as of September 30, 2013 and December 31, 2012, respectively, and are included in Receivables from managed entities and related parties. The Company recorded $17,000 and $53,000 of interest income on this loan during the three and nine months ended September 30, 2013, respectively, and $4,000 and $40,000 during the three and nine months ended September 30, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 16 – FAIR VALUE
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
With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on the historical trends of the funds (in the range of 8.7% to 12.5%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investments in TBBK and RREDX common stock.
Investment securities − trading securities (Level 3). The Company holds four securities within its trading portfolio, all of which are either debt or equity investments in externally managed CDOs. Each of the four CDOs is in the process of being liquidated and the Company has valued each as follows based on their unique circumstances:

•	One security was redeemed at par subsequent to September 30, 2013 and was valued as such;

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

•	One security holds cash as its sole remaining asset and, therefore, was valued at the Company’s pro-rata ownership percentage of this asset;

•
Two securities were valued using a discounted net asset value (“NAV”) approach.  NAV represents the remaining cash flows to the equity holders of the CDO once all obligations are paid in full.  This analysis involves the review of trustee note valuation reports, which quantitatively report CDO payments and collateral performance, and the use of financial software which provides the terms of the CDO’s structure as well as market data to be used comparatively. A discount is applied to NAV to account for uncertainties such as timing of cash to be returned, unforeseen expenses of the CDO, and general compensation that an investor would look for in making such an investment.  The typical range of discounts for such uncertainties ranges from 5% to 8%; however, for one of the Company’s positions a 15% discount rate was applied due to the complexity associated with its projected liquidation.

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
Investment in real estate. During fiscal 2012, the Company received an offer for the sale of one of its assets included in Investments in Real Estate. The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge during 2012 (Level 2). The property was sold in November 2012.
Investment in real estate - office building. The Company's investment in an office building, located in Philadelphia, Pennsylvania was determined to be impaired during 2012. The Company determined the fair value of the building using an estimate of the loan to value based on stabilized projected cash flows (Level 3).
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
As of September 30, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$429	$—	$9,329	$9,758

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

As of December 31, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:	(Restated)			(Restated)
Investment securities	$209	$—	$10,367	$10,576
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the nine months ended September 30, 2013 (in thousands):

Investment Securities
Balance, beginning of year	$10,367
Purchases	9,832
Income accreted	662
Payments and distributions received	(10,383)
Impairment recognized in earnings	(214)
Sales	(5,655)
Gain on sales of trading securities	4,551
Unrealized holding gain on trading securities	773
Change in unrealized losses included in accumulated other comprehensive loss	(604)
Balance, end of period	$9,329
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during calendar 2012 (in thousands):

Investment Securities
(Restated)
Balance, beginning of year	$2,981
Purchases	11,578
Income accreted	853
Payments and distributions received	(3,201)
Sales	(4,159)
Impairment recognized in earnings	(74)
Gains on sales of trading securities	1,216
Unrealized holding gain on trading securities	1,272
Change in unrealized losses included in accumulated other comprehensive loss	(99)
Balance, end of period	$10,367

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at September 30, 2013	Valuation Technique	Unobservable Inputs	Weighted Average Assumptions
CLO securities	$5,657	Discounted cash flow	Constant default rate	0% -2%
			Loss severity rate	25%
			Constant prepayment rate- year one	30%
			Constant prepayment rate- year two	25%
			Constant prepayment rate - periods thereafter	25%
			Reinvestment price on collateral	99.75% - 100%
			Discount rates	13.5% - 20%

Trading securities	$3,672	Discounted cash flow	Discount rates	5% - 15%
The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Nine Months Ended September 30, 2013:
Asset:
Receivables from managed entities – commercial finance, real estate and financial fund management	$—	$—	$4,883	$4,883
Liability:
Apidos contractual commitment	$—	$—	$994	$994

Year Ended December 31, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$14,506	$14,506
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Total	$—	$727	$50,804	$51,531
Liability:
Apidos contractual commitment	$—	$—	$589	$589

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:			(Restated)	(Restated)
Receivables from managed entities	$30,288	$30,288	30,618	30,618
	$30,288	$30,288	$30,618	$30,618
Borrowings:
Real estate debt	$10,335	$10,869	$10,473	$11,398
Senior Notes	10,000	12,223	10,000	11,728
Other debt	45	45	567	567
	$20,380	$23,137	$21,040	$23,693
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at September 30, 2013 and December 31, 2012.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the equity value of LEAF Receivables Funding 3, LLC (“LRF 3”), the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that the value of the equity on the balance sheet of LRF 3 is less than $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LEAF), as of the final testing date within 90 days after December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF 3 equity as of September 30, 2013 was in excess of this commitment and, therefore, the Company has no current liability with respect to this obligation.
Limited loan guarantee. The Company and two of its commercial finance investment partnerships, Lease Equity Appreciation Fund I, L.P. (“LEAF I”) and Lease Equity Appreciation Fund II, L.P. (“LEAF II”), have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for LEAF I and December 21, 2013 for LEAF II), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company is up to $2.0 million ($1.5 million for LEAF I and $522,000 for LEAF II) as of September 30, 2013. If the Company were required to make any such payments under the guarantee in the future, it would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, the Company was not required to record a liability with respect to the guarantee.
Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $351,000 and $113,000 as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012, Resource Securities net capital was $1.8 million and $258,000, respectively, which exceeded the minimum requirements by $1.4 million and $145,000, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at December 31, 2012. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  The Company’s proportionate share of these payments was $1.1 million.
Legal proceedings. In September 2011, First Community Bank (“First Community”) filed a complaint against First Tennessee Bank and approximately thirty other defendants consisting of investment banks, rating agencies, collateral managers, including Trapeza Capital Management, LLC (“TCM”), and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc. TCM and the Trapeza CDO issuers are collectively referred to as Trapeza. The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment. First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza) fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations. Specifically, with respect to Trapeza, First Community alleges that it purchased $20.0 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan. The Court dismissed this matter in June 2012. First Community appealed and the appellate court affirmed the dismissal as against Trapeza in August 2013.
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
As of September 30, 2013, except for executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 18 - OPERATING SEGMENTS
The Company manages its operations and makes business decisions based on three reportable operating segments, Real Estate, Financial Fund Management and Commercial Finance, and one segment, RSO, which is a consolidated VIE.  Certain other activities are reported in the “All Other” category and Eliminations ("Elims") in the tables in order for the information presented about the Company's operating segments to agree to the consolidated balance sheets and statements of operations. Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Three Months Ended September 30, 2013:
Revenues from external customers	$15,973	$7,065	$—	$—	$23,038	$23,786	$(5,183)	$41,641
Equity in (losses) earnings of unconsolidated entities	(23)	1,437	(30)	—	1,384	—	—	1,384
Total revenues	15,950	8,502	(30)	—	24,422	23,786	(5,183)	43,025
Segment operating expenses	(11,178)	(3,547)	(75)	—	(14,800)	(15,554)	4,861	(25,493)
General and administrative expenses	(674)	(282)	—	(1,549)	(2,505)	—	—	(2,505)
Provision for credit losses	(29)	—	(1,779)	—	(1,808)	—	—	(1,808)
Depreciation and amortization	(258)	(13)	—	(142)	(413)	—	—	(413)
Interest expense	(209)	(7)	1	(315)	(530)	—	—	(530)
Other income (expense), net	249	557	—	(122)	684	16,607	(394)	16,897
Pretax income attributable to noncontrolling interests (2)	(12)	—	—	—	(12)	(23,708)	—	(23,720)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$3,839	$5,210	$(1,883)	$(2,128)	$5,038	$1,131	$(716)	$5,453

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Nine Months Ended September 30, 2013:
Revenues from external customers	$39,777	$12,129	$—	$—	$51,906	$76,011	$(10,608)	$117,309
Equity in (losses) earnings of unconsolidated entities	(334)	3,105	(243)	—	2,528	—	—	2,528
Total revenues	39,443	15,234	(243)	—	54,434	76,011	(10,608)	119,837
Segment operating expenses	(29,514)	(7,769)	99	—	(37,184)	(43,110)	10,178	(70,116)
General and administrative expenses	(2,893)	(604)	—	(3,310)	(6,807)	—	—	(6,807)
Provision for credit losses	2,523	(199)	(6,117)	—	(3,793)	—	—	(3,793)
Depreciation and amortization	(805)	(49)	—	(464)	(1,318)	—	—	(1,318)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(613)	(7)	—	(905)	(1,525)	—	—	(1,525)
Other income (expense), net	719	1,704	7	(361)	2,069	16,607	(1,445)	17,231
Pretax income attributable to noncontrolling interests (2)	(23)	—	—	—	(23)	(44,394)	—	(44,417)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$8,837	$8,096	$(6,254)	$(5,040)	$5,639	$5,114	$(1,875)	$8,878

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Three Months Ended September 30, 2012:								(Restated)
Revenues from external customers	$9,135	$5,136	$(1)	$—	$14,270	$35,669	$(4,988)	$44,951
Equity in earnings (losses) of unconsolidated entities	2,157	947	(166)	—	2,938	—	—	2,938
Total revenues	11,292	6,083	(167)	—	17,208	35,669	(4,988)	47,889
Segment operating expenses	(7,684)	(3,909)	(103)	—	(11,696)	(13,230)	4,950	(19,976)
General and administrative expenses	(86)	(602)	—	(1,842)	(2,530)	—	—	(2,530)
Provision for credit losses	(83)	—	(6,253)	—	(6,336)	—	—	(6,336)
Impairment charges	(2,280)	—	—	—	(2,280)	—	—	(2,280)
Depreciation and amortization	(332)	(23)	—	(174)	(529)	—	—	(529)
Reduction of gain on sale of subsidiary	—	(140)	—	—	(140)	—	—	(140)
Interest expense	(215)	—	(15)	(314)	(544)	—	—	(544)
Other income (expense), net	128	534	—	(105)	557	—	(494)	63
Pretax loss (income) attributable to noncontrolling interests (2)	36	—	—	—	36	(17,917)	—	(17,881)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$776	$1,943	$(6,538)	$(2,435)	$(6,254)	$4,522	$(532)	$(2,264)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Nine Months Ended September 30, 2012:								(Restated)
Revenues from external customers	$30,102	$12,787	$1	$—	$42,890	$90,657	$(12,733)	$120,814
Equity in earnings (losses) of unconsolidated entities	1,827	2,591	(1,536)	—	2,882	—	—	2,882
Total revenues	31,929	15,378	(1,535)	—	45,772	90,657	(12,733)	123,696
Segment operating expenses	(22,477)	(11,282)	(451)	—	(34,210)	(39,752)	12,589	(61,373)
Restructuring expenses	—	—	—	(365)	(365)	—	—	(365)
General and administrative expenses	(278)	(1,814)	—	(5,472)	(7,564)	—	—	(7,564)
Provision for credit losses	(238)	—	(14,758)	—	(14,996)	—	—	(14,996)
Impairment charges	(2,280)	—	—	—	(2,280)	—	—	(2,280)
Depreciation and amortization	(980)	(89)	—	(523)	(1,592)	—	—	(1,592)
Gain on deconsolidation and sale of subsidiaries	—	54,542	—	—	54,542	—	—	54,542
Other-than-temporary impairment on investments	—	(74)	—	—	(74)	—	—	(74)
Interest expense	(641)	—	(58)	(1,068)	(1,767)	—	—	(1,767)
Other income (expense), net	405	1,527	—	(383)	1,549	5,464	(1,442)	5,571
Pretax loss (income) attributable to noncontrolling interests (2)	30	—	—	—	30	(47,892)	—	(47,862)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$5,470	$58,188	$(16,802)	$(7,811)	$39,045	$8,477	$(1,586)	$45,936

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Total
Segment assets	(Restated)	(Restated)		(Restated)	(Restated)		(Restated)
September 30, 2013	$177,314	$60,105	$8,747	$(74,123)	$172,043	$2,271,468	$2,443,511
September 30, 2012	169,649	60,805	15,497	(78,138)	167,813	2,320,645	2,488,458

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from income (loss) from operations as computed in accordance with U.S. GAAP and, accordingly, should be deducted to compute income (loss) from operations as reflected in the Company’s consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 19 − VARIABLE INTEREST ENTITIES
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, including CDO issuers. Since the Company serves as the asset manager for the investment entities it sponsored and manages, the Company is generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In the case of an interest in a VIE managed by the Company, the Company will perform an additional qualitative analysis to determine if its interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, the Company compares the benefits it would receive (in the optimistic scenario) or the losses it would absorb (in the pessimistic scenario) as compared to benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by the Company were significant as compared to total benefits and losses absorbed by all variable interest holders, then the Company would conclude it is the primary beneficiary.
VIEs not consolidated
The Company’s investments in the Trapeza entities and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2013.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified non-consolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at September 30, 2013 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT	$208	$2,549	$2,757
Trapeza entities	—	898	898
Ischus entities	180	—	180
	$388	$3,447	$3,835

(1)	Exclusive of expense reimbursements due to the Company.
Consolidated VIE - RSO
The Company determined that it was the primary beneficiary of RSO, as it has the power to direct the activities of RSO that most significantly impact RSO’s economic performance, and the obligation to absorb losses/right to receive benefits from RSO that could potentially be significant to RSO. As part of its analysis the Company evaluated its duties under the terms of the management agreement and the voting rights provided to RSO’s shareholders which include the right to elect the Company’s board of directors and the ability to terminate the management agreement. The Company concluded that the fee paid to the manager in the event of a termination and the Company’s role in managing the operations of RSO resulted in the Company having the power to direct, as defined in FASB ASC Topic 810. Additionally, the Company prepared a quantitative analysis to measure the management/incentive fees and the Company’s equity ownership position in RSO relative to the anticipated economic performance of RSO. The Company determined its benefits could be significant and therefore concluded that the Company is the primary beneficiary and should consolidate RSO. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse against the assets of the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following reflects the detail of the assets and liabilities and operations of RSO, which the Company consolidated and included in its consolidated balance sheets and statements of operations.

RSO Balance Sheet detail (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
ASSETS (1)
Cash and cash equivalents	$144,463	$85,278
Restricted cash	59,195	94,112
Subtotal - Cash and cash equivalents	203,658	179,390

Investment securities, trading	12,099	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	173,994	195,200
Investment securities available-for-sale, at fair value	46,690	36,390
Subtotal - Investments, at fair value	232,783	256,433

Loans held for sale	332,351	48,894
Loans, pledged as collateral and net of allowances of $12.9 million and $17.7 million	1,305,739	1,793,780
Loans receivable–related party	8,067	8,324
Subtotal - Loans before eliminations	1,646,157	1,850,998
Eliminations	(1,570)	(1,570)
Subtotal - Loans	1,644,587	1,849,428

Investment in real estate	55,144	75,386
Investments in unconsolidated entities	72,955	45,413
Subtotal - Investments in real estate and unconsolidated entities before eliminations	128,099	120,799
Eliminations	—	(93)
Subtotal - Investments in real estate and unconsolidated entities	128,099	120,706

Linked transactions, net at fair value	29,978	6,835
Interest receivable	8,078	7,763
Deferred tax asset	3,268	2,766
Principal paydown receivable	7	25,570
Intangible assets	11,728	13,192
Prepaid expenses	4,961	10,396
Other assets	4,347	4,109
Subtotal - Other assets before eliminations	62,367	$70,631
Eliminations	(26)	(31)
Subtotal - Other assets	62,341	$70,600

Total assets - before eliminations	$2,273,064	$2,478,251
Total assets - after eliminations	$2,271,468	$2,476,557
LIABILITIES (2)
Borrowings	$1,422,430	$1,785,600

Distribution payable	26,796	21,655
Accrued interest expense	2,708	2,918
Derivatives, at fair value	12,208	14,687
Accrued tax liability	4,989	13,641
Deferred tax liability	7,690	8,376
Accounts payable and other liabilities	12,829	18,029
Subtotal - other liabilities before eliminations	67,220	79,306
Eliminations	(4,265)	(8,067)
Subtotal - Other liabilities	62,955	71,239
Total liabilities - before eliminations	$1,489,650	$1,864,906
Total liabilities - after eliminations	$1,485,385	$1,856,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents the details of noncontrolling interests attributable to RSO (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
Total stockholders' equity per RSO balance sheet	$783,414	$613,345
Eliminations	(31,474)	(31,022)
Noncontrolling interests attributable to RSO	$751,940	$582,323

RSO Balance Sheet detail (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
(1) Assets of consolidated VIEs of RSO included in the total assets above:
Restricted cash	$53,752	$90,108
Investments securities available-for-sale, pledged as collateral, at fair value	110,993	135,566
Loans held for sale	332,351	14,894
Loans, pledged as collateral and net of allowances of $7.3 million and $15.2 million	981,513	1,678,719
Interest receivable	5,506	5,986
Prepaid expenses	254	328
Principal receivable	7	25,570
Other assets	35	333
Total assets of consolidated RSO VIEs	$1,484,411	$1,951,504

(2) Liabilities of consolidated VIEs of RSO included in the total liabilities above:
Borrowings	$1,166,209	$1,614,882
Accrued interest expense	2,184	2,666
Derivatives, at fair value	11,766	14,078
Accounts payable and other liabilities	646	698
Total liabilities of consolidated RSO VIEs	$1,180,805	$1,632,324

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

RSO Income Statement Detail
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Interest income:
Loans	$24,374	$24,130	$78,370	$70,757
Securities	3,411	3,564	10,949	10,520
Interest income − other	649	2,218	3,150	8,204
Total interest income	28,434	29,912	92,469	89,481
Interest expense	11,762	8,208	34,061	25,460
Net interest income	16,672	21,704	58,408	64,021
Rental income	4,649	2,689	15,875	6,642
Dividend income	223	17	256	51
Equity in losses of unconsolidated subsidiaries	(505)	(779)	(858)	(1,469)
Fee income	1,245	1,777	4,182	5,528
Net realized and unrealized gain on sales of investment securities available-for-sale and loans	570	346	3,355	2,148
Net realized and unrealized (loss) gain on investment securities, trading	(229)	9,782	(864)	13,350
Unrealized gain (loss) and net interest income on linked transactions, net	1,161	133	(4,343)	386
Revenues from consolidated VIE - RSO	23,786	35,669	76,011	90,657
OPERATING EXPENSES
Management fees − related party	5,113	5,521	11,006	13,512
Equity compensation − related party	2,120	1,404	7,866	3,412
Professional services	1,396	845	3,745	2,562
Insurance	214	161	588	478
Rental operating expense	3,523	1,827	11,084	4,456
General and administrative	1,288	844	4,428	3,377
Depreciation and amortization	904	1,249	3,041	3,974
Income tax expense	722	3,979	4,221	6,978
Net impairment losses recognized in earnings	255	9	811	180
Provision for loan losses	741	1,370	541	7,801
Total operating expenses	16,276	17,209	47,331	46,730
Reclassification of income tax provision	(722)	(3,979)	(4,221)	(6,978)
Expenses from consolidated VIE - RSO	15,554	13,230	43,110	39,752
Adjusted operating income	8,232	22,439	32,901	50,905
OTHER REVENUE (EXPENSE)
Gain on the extinguishment of debt	—	—	—	5,464
Gain on sale of real estate	16,607	—	16,607	—
Other income from consolidated VIE - RSO	16,607	—	16,607	5,464
Income from continuing operations	24,839	22,439	49,508	56,369
Income tax provision - RSO	722	3,979	4,221	6,978
NET INCOME	24,117	18,460	45,287	49,391
Net income allocated to preferred shares	(1,996)	(308)	(5,107)	(333)
NET INCOME ALLOCABLE TO RSO COMMON SHARES	$22,121	$18,152	$40,180	$49,058

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

RSO Summarized Cash Flow Detail
(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income (1)	$45,287	$49,391
Line items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	541	7,801
Depreciation of investments in real estate and other	1,638	1,264
Amortization of intangible assets	1,463	2,709
Amortization of term facilities	876	710
Accretion of net discounts on loans held for investment	(8,306)	(10,738)
Accretion of net discounts on securities available-for-sale	(1,925)	(2,444)
Amortization of discount on notes of CDOs	3,937	1,037
Amortization of debt issuance costs on notes of CDOs	2,868	3,330
Amortization of stock-based compensation	7,866	3,412
Amortization of terminated derivative instruments	322	169
Distribution accrued to preferred stockholders	(5,107)	—
Accretion of interest-only available-for-sales securities	(714)	(463)
Deferred income tax provision (benefit)	502	(1,315)
Purchase of securities, trading	(11,044)	(8,348)
Principal payments on securities, trading	4,211	981
Proceeds from sales of securities, trading	18,713	33,579
Net realized and unrealized loss (gain) on investment securities, trading	864	(13,350)
Net realized gain on sales of investment securities available-for-sale and loans	(3,355)	(2,148)
Gain on early extinguishment of debt	—	(5,464)
Gain on sale of real estate	(16,607)	—
Net impairment losses recognized in earnings	802	180
Linked transactions fair value adjustments	5,224	—
Equity in losses of unconsolidated subsidiaries	858	1,469
Changes in operating assets and liabilities	17,434	(9,504)
Subtotal - net cash provided by operating activities (1)	21,061	2,867
Change in consolidated VIE - RSO cash for the period	(59,185)	(69,616)
Subtotal -Change in cash attributable to operations of consolidated VIE - RSO before eliminations	(38,124)	(66,749)
Elimination of intercompany activity	(291)	661
Subtotal - Change in cash attributable to operations of consolidated VIE - RSO	(38,415)	(66,088)

Non-cash incentive compensation to RAI (1)	484	814
Elimination of intercompany activity	(484)	(814)
Non-cash incentive compensation to RAI - after eliminations	—	—

Net cash provided by operating activities (excluding eliminations)	66,832	53,072

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:	(Unaudited)	(Unaudited)
Purchase of loans	(555,051)	(479,172)
Purchase of securities available-for-sale	(120,599)	(70,654)
Subtotal - purchase of loans and investment securities by consolidated VIE - RSO	(675,650)	(549,826)

Proceeds from sale of loans	314,112	139,708
Principal payments received on loans	487,606	356,866
Principal payments on securities available-for-sale	33,010	36,365
Proceeds from sale of securities available-for-sale	7,025	6,719
Principal payments received on loans – related parties	499	459
Subtotal - principal payments and proceeds from sale of loans and securities by consolidated VIE - RSO	842,252	540,117

Decrease in restricted cash	30,079	85,413
Lines included in "Other - consolidated VIE - RSO":
Investment in unconsolidated entity	(25,508)	(725)
Equity contribution to VIE	—	(710)
Minority interest equity	2,200	1,979
Improvement of real estate held-for-sale	(404)	(138)
Proceeds from sale of real estate held-for-sale	37,001	2,886
Distributions from investments in real estate	522	1,152
Improvements in investments in real estate	(365)	(852)
Purchase of furniture and fixtures	(128)	—
Subtotal - other investing activities of consolidated VIE, before eliminations	13,318	3,592
Eliminations	28	43
Subtotal - other investing activities of consolidated VIE	13,346	3,635
Net cash provided by investing activities (excluding eliminations)	209,999	79,296

CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO":
Proceeds from borrowings:
Repurchase agreements	143,203	33,820
Payments on borrowings:
Collateralized debt obligations	(450,437)	(156,989)
Mortgage payable	(13,600)	—
Retirement of debt	—	(4,850)
Net repayments of debt by consolidated VIE - RSO:	(320,834)	(128,019)

Distributions paid on common stock	(68,010)	(54,231)
Elimination of RAI dividend received	1,669	1,543
Distribution paid on RSO common stock, after eliminations	(66,341)	(52,688)
Items included in "Net proceeds from issuance of stock by consolidated VIE - RSO":
Net proceeds from issuances of common stock (net of offering costs of $4,265 and $2,165)	114,018	55,502
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	19,092	50,424
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $3 and $781)	112	16,411
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,091 and $0)	51,057	—
Subtotal - Net proceeds from issuance of stock by consolidated VIE - RSO	184,279	122,337
Items included in "Other - consolidated VIE - RSO" in financing section:
Payment of debt issuance costs	(1,740)	(586)
Payment of equity to third party sub-note holders	(6,952)	(2,160)
Distributions paid on preferred stock	(4,389)	(93)
Subtotal - Other consolidated VIE -RSO financing activity	(13,081)	(2,839)
Net cash used in financing activities (excluding eliminations)	$(217,646)	$(62,752)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,185	69,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,463	$112,732
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$28,391	$24,209

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

A. RSO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Securities
RSO classifies its investment portfolio as trading or available-for-sale.  RSO, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
RSO’s investment securities, trading are reported at fair value.  To determine fair value, RSO's management uses an independent third-party valuation firm utilizing appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, RSO will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Any changes in fair value are recorded in RSO’s results of operations as net realized and unrealized gain on investment securities, trading.
RSO’s investment securities available-for-sale are reported at fair value.  To determine fair value, RSO uses an independent third-party valuation firm utilizing market color as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, RSO will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on the market color available for each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
On a quarterly basis, RSO evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment or some portion thereof will not be recovered.  In addition, RSO’s intent to sell as well as the likelihood that RSO will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in the statement of operations.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized as other comprehensive loss.
Investment security transactions are recorded on the trade date.  Realized gains and losses on investment securities are determined on the specific identification method.
Investment Interest Income Recognition
Interest income on RSO’s mortgage-backed and other asset-backed securities is accrued using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages or other assets.  Premiums and discounts are amortized or accreted into interest income over the lives of the securities also using the effective yield method, adjusted for the effects of estimated prepayments.  For an investment purchased at par, the effective yield is the contractual interest rate on the investment.  If the investment is purchased at a discount or at a premium, the effective yield is computed based on the contractual interest rate increased for the accretion of a purchase discount or decreased for the amortization of a purchase premium.  The effective yield method requires RSO to make estimates of future prepayment rates for its investments that can be contractually prepaid before their contractual maturity date so that the purchase discount can be accreted, or the purchase premium can be amortized, over the estimated remaining life of the investment.  The prepayment estimates that RSO uses directly impact the estimated remaining lives of its investments.  Actual prepayment estimates are reviewed as of each quarter end or more frequently if RSO becomes aware of any material information that would lead it to believe that an adjustment is necessary.  If prepayment estimates are incorrect, the amortization or accretion of premiums and discounts may have to be adjusted, which would have an impact on future income.
Allowance for Loan Loss
RSO maintains an allowance for loan loss.  Loans held for investment are first individually evaluated for impairment so specific reserves can be applied.  Loans for which a specific reserve is not applicable are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

RSO considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that RSO will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and / or guarantees made by the borrowers.
When a loan is impaired under either of these two conditions, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its fair value.  Fair value may be determined based on the present value of estimated cash flows; on market price, if available; or on the fair value of the collateral less estimated disposition costs.  When a loan, or a portion thereof, is considered uncollectible and pursuit of collection is not warranted, RSO will record a charge-off or write-down of the loan against the allowance for loan losses.
An impaired loan may remain on accrual status during the period in which RSO is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates RSO’s carrying value for such loan.  While on non-accrual status, RSO recognizes interest income only when an actual payment is received.
Investments in Real Estate
Investments in real estate are carried net of accumulated depreciation.  Costs directly related to the acquisition are expensed as incurred.  Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred.  Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.
Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB ASC Topic 805, “Business Combinations.”  RSO allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. RSO amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  RSO depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

Category	Term
Building	25 – 40 years
Site improvements	Lesser of the remaining life of building or useful lives
Long-Lived and Intangible Assets
Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition.  If impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset.
There were no impairment charges recorded on RSO’s investment in real estate or intangible assets during the three and nine months ended September 30, 2013 and 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

B. Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if they qualify as VIEs. RSO monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. RSO will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether any such VIE should be consolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on management’s analysis, RSO is the primary beneficiary of seven VIEs at September 30, 2013: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
These CDO and CLO entities were formed on behalf of RSO (except for Whitney CLO I, referred to below) to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, ("ABS"), and were financed by the issuance of debt securities. CVC Credit Partners manages these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of CDO and CLO bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception.
Whitney CLO I, the seventh consolidated VIE, is one in which RSO acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney CLO I see the section "Resource Capital Asset Management CLOs" below.
For CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the RSO consolidated statement of income.
RSO has exposure to CDO and CLO losses to the extent of its subordinated debt and preferred equity interests in them. RSO is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the CDO or CLO, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests RSO holds in these CDOs and CLOs have been eliminated, and RSO’s consolidated balance sheet reflects both the assets held and debt issued by the CDOs and CLOs to third parties and any accrued expense to third parties. RSO's operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to RSO's net economic interests in the CDO and CLO entities. Assets and liabilities related to the CDOs and CLOs are disclosed, in the aggregate, on RSO's consolidated balance sheets.
The creditors of RSO’s seven consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and nine months ended September 30, 2012, RSO has provided financial support of $0 and $199,000, respectively. For the three and nine months ended September 30, 2013, RSO has provided no financial support. RSO has provided no financial support to any of its other VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of consolidated RSO VIEs as of September 30, 2013 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$10,253	$2,943	$18,368	$16,152	$5,586	$20	$430	$53,752
Investment securities available-for-sale, pledged as collateral, at fair value	8,097	6,217	16,622	1,975		11,658	66,424	110,993
Loans, pledged as collateral	100,268	148,660	308,128	7,874	635	158,659	257,289	981,513
Loans held for sale	—	183	3,688	325,675	2,805	—	—	332,351
Interest receivable	(148)	597	1,094	752	(18)	1,388	1,841	5,506
Prepaid assets	14	14	26	7	23	99	71	254
Principal receivable	—	—	7	—	—	—	—	7
Other assets	—	—	35	—	—	—	—	35
Total assets (2)	$118,484	$158,614	$347,968	$352,435	$9,031	$171,824	$326,055	$1,484,411

LIABILITIES
Borrowings	101,827	145,875	320,997	321,360	2,424	95,151	178,575	$1,166,209
Accrued interest expense	263	63	325	1,386	—	41	106	2,184
Derivatives, at fair value	—	—	—	—	—	1,379	10,387	11,766
Accounts payable and other liabilities	154	18	23	384	43	22	2	646
Total liabilities	$102,244	$145,956	$321,345	$323,130	$2,467	$96,593	$189,070	$1,180,805

(1)    Includes $16.7 million available for reinvestment in certain of the CDOs.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on analysis by RSO's management, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s consolidated financial statements as of September 30, 2013. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.
LEAF
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the “Series A Preferred Stock”), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. On January 18, 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million. During the second quarter of 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,323 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO's fully-diluted interest in LEAF assuming conversion is 27.5%. RSO’s investment in LEAF was held at $40.8 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

RSO determined that it is not the primary beneficiary of LEAF because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 27.5% of the voting rights in the entity. Furthermore, Eos Partners, L.P. holds consent rights with respect to significant LEAF actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
Unsecured Junior Subordinated Debentures
RSO has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), valued at $1.5 million in the aggregate (or 3% of each trust). RCT I and RCT II were formed for the purposes of providing debt financing to RSO, as described below. RSO completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into RSO’s financial statements.
RSO records its investments in RCT I and RCT II’s common shares as investments in unconsolidated trusts using the cost method and records dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures for which RSO is the obligor in the amount of $25.8 million for RCT I and $25.8 million for RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, RSO is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is being amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $11.7 million and $13.1 million at September 30, 2013 and December 31, 2012, respectively. RSO recognized fee income of $1.2 million and $4.2 million for the three and nine months ended September 30, 2013, respectively, and $1.8 million and $5.5 million for the three and nine months ended September 30, 2012, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in January 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, RSO determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
Real Estate Joint Ventures
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. RSO acquired the membership interests for $2.1 million. The joint venture agreement requires RSO to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. RSO provided funding of $20,000 and $157,000 for the three and nine months ended September 30, 2013 and $145,000 and $465,000 for the three and nine months ended September 30, 2012, respectively, for these investments. Resource Real Estate Management, LLC (“RREM”), an indirect subsidiary of the Company, acts as asset manager of the venture and receives a monthly asset management fee. For the three and nine months ended September 30, 2013, RSO recorded losses of $521,000 and $735,000, respectively. For the three and nine months ended September 30, 2012, RSO recorded income of $346,000 and $931,000, respectively. Using the equity method of accounting, the income/losses were recorded in equity in earnings of unconsolidated subsidiaries on the RSO's consolidated statement of income. RSO’s investment in RRE VIP Borrower, LLC at September 30, 2013 and December 31, 2012 was $(330,000) and $2.3 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

On June 19, 2012, RSO entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RSO purchased a 7.5% equity interest in the venture. RSO may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500.0 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RSO’s investment in the joint venture at September 30, 2013 and December 31, 2012 was $575,000 and $526,000, respectively. Using the equity method of accounting, RSO recognized equity in earnings related to this investment of $6,000 and $49,000 for the three and nine months ended September 30, 2013, respectively. RSO recorded a loss of $100,000 for both the three and nine months ended September 30, 2012.
RSO has determined that it does not have the power to direct the activities that most significantly impact the economic performance of each of these ventures, which include asset underwriting and acquisition, lease review and approval, and loan asset servicing, and, therefore, RSO is not the primary beneficiary of either.
CVC Global Credit Opportunities Fund
In May, June, and July 2013, RSO invested a total of $15.0 million in CVC Global Credit Opportunities Fund, a fund which seeks to generate returns targeting corporate credit through a master-feeder fund structure. Because CVC Global Credit Opportunities Fund is not a VIE and RSO owns only 34.4%, RSO will not consolidate it. RSO records its investment in the fund using the equity method. For the three and nine months ended September 30, 2013, RSO recognized $433,000 and $526,000 of income in equity in net losses of unconsolidated entities on the RSO income statement. The investment balance of $15.5 million at September 30, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet.
Life Care Funding

In 2013, Long Term Care Conversion, Inc. ("LTCC"), a wholly-owned subsidiary of RSO invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, RSO's management determined that there was joint control and RSO will not consolidate LCF. Using the equity method, RSO recognized a loss of $107,000 and $349,000 during the three and nine months ended September 30, 2013, respectively, as equity in net losses of unconsolidated subsidiaries. RSO's investment in LCF was $1.7 million at September 30, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet.

Harvest CLO VII Limited
In September 2013, RSO invested $5.3 million in the subordinated notes of a European CLO, which represented 9.52% of the subordinated notes. The CLO is managed by an independent third party and therefore RSO does not have control and is not deemed to be the primary beneficiary. Therefore, the CLO is not consolidated onto RSO's financial statements. RSO records its investment in the CLO by imputing an interest rate using expected cash flows over the expected life of the CLO and records the income as equity in net losses of unconsolidated subsidiaries on RSO's consolidated statement of income.
    The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of September 30, 2013 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CLOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Life Care Funding	CVC Global Opps Fund	Harvest CLO VII	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$40,820	$1,548	$—	$(330)	$575	$1,651	$15,526	$4,999	$64,789	$64,789
Intangible assets	—	—	11,687	—	—	—	—	—	11,687	$11,687
Total assets	40,820	1,548	11,687	(330)	575	1,651	15,526	4,999	76,476

Borrowings	—	50,956	—	—	—	—	—	—	50,956	N/A
Total liabilities	—	50,956	—	—	—	—	—	—	50,956	N/A
Net asset (liability)	$40,820	$(49,408)	$11,687	$(330)	$575	$1,651	$15,526	$4,999	$25,520	N/A

(1)	RSO's maximum exposure to loss at September 30, 2013 does not exceed the carrying amount of its investment.

Other than the contingent obligation arrangement described above in connection with LEAF and the commitments RSO has to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

C. Supplemental Cash Flow Information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Non-cash investing activities include the following:
Acquisition of real estate investments	$—	$(21,661)
Conversion of loans to investment in real estate	$—	$21,661

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,447	$19,897
Distribution on preferred stock declared but not paid	$2,023	$308
Income taxes paid in cash	$8,997	$19,771
Issuance of restricted stock	$242	$480
Subscription receivable	$257	$24,213

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

D. Investment securities - Trading - RSO
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
Structured notes	$8,554	$4,026	$(1,000)	$11,580
RMBS	1,934	—	(1,415)	519
Total	$10,488	$4,026	$(2,415)	$12,099

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
RSO purchased four securities and sold six securities during the nine months ended September 30, 2013, for a net gain of $6.9 million.  RSO held 11 and 13 investment securities, trading as of September 30, 2013 and December 31, 2012, respectively.

E. Investment Securities available-for-sale - RSO
RSO pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. If RSO finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and RSO will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on RSO's consolidated balance sheet in RSO's line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain (loss) and net interest income on linked transactions, net on RSO's consolidated statement of income. CMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013:
CMBS	$194,268	$7,297	$(13,792)	$187,773
ABS	26,317	1,776	(495)	27,598
Corporate bonds	5,375	29	(91)	5,313
Other asset-backed	—	—	—	—
Total	$225,960	$9,102	$(14,378)	$220,684

December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	25,885	1,700	(1,115)	26,470
Corporate Bonds	34,361	111	(190)	34,282
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of September 30, 2013 and December 31, 2012, $174.0 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table summarizes the estimated maturities of RSO’s CMBS, ABS, and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
September 30, 2013:
Less than one year	$42,561	(1)	$45,731	4.97%
Greater than one year and less than five years	136,672		138,629	4.67%
Greater than five years and less than ten years	37,088		36,905	2.71%
Greater than ten years	4,363		4,695	4.03%
Total	$220,684		$225,960	4.39%

December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)    RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from October 2013 to April 2025.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to April 2021.
The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013:
CMBS	$62,839	$(8,333)	$12,124	$(5,459)	$74,963	$(13,792)
ABS	201	(2)	6,589	(493)	6,790	(495)
Corporate bonds	2,976	(91)	—	—	2,976	(91)
Total temporarily impaired securities	$66,016	$(8,426)	$18,713	$(5,952)	$84,729	$(14,378)

December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	—	—	5,961	(1,115)	5,961	(1,115)
Corporate bonds	19,445	(190)	—	—	19,445	(190)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

RSO held nine and 19 CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2013 and December 31, 2012, respectively.  RSO held nine ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of September 30, 2013 and December 31, 2012, respectively.  RSO had no corporate bonds that have been in a loss position for more than 12 months as of September 30, 2013 and December 31, 2012. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.  RSO reviews its portfolios and makes other-than-temporary impairment determinations at least quarterly.  RSO considers the following factors when determining if there is an other-than-temporary impairment on a security:

•	the length of time the market value has been less than amortized cost;

•	the severity of the impairment;

•	the expected loss of the security as generated by a third-party valuation model;

•	original and current credit ratings from the rating agencies;

•	underlying credit fundamentals of the collateral backing the securities;

•	whether, based upon RSO’s intent, it is more likely than not that RSO will sell the security before the recovery of the amortized cost basis; and

•	third-party support for default, for recovery, prepayment speed and reinvestment price assumptions.
At September 30, 2013 and December 31, 2012, RSO held $187.8 million and $170.8 million, respectively, (net of unrealized losses of $6.5 million and $12.0 million, respectively), of CMBS recorded at fair value.  To determine fair value, RSO uses a third party valuation firm.
At September 30, 2013 and December 31, 2012, RSO held $27.6 million and $26.5 million, respectively, (net of unrealized gains of $1.3 million and 585,000, respectively), of ABS recorded at fair value.  To determine their fair value, RSO uses dealer quotes.
At September 30, 2013 and December 31, 2012, RSO held $5.3 million and $34.3 million, respectively, (net of unrealized losses of $62,000 and losses of $78,000, respectively), of corporate bonds recorded at fair value. To determine their fair value, RSO uses dealer quotes.
 RSO’s securities classified as available-for-sale have increased in fair value on a net basis as of September 30, 2013 as compared to December 31, 2012, primarily due to improving dealer marks and new purchases in 2013. RSO performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three and nine months ended September 30, 2013, RSO recognized other-than-temporary impairment losses of $255,000 and $276,000, respectively, on positions that supported RSO's CMBS investment. During the three and nine months ended September 30, 2012, RSO recognized other-than-temporary impairment losses of $9,000 and $42,000, respectively, on positions that supported RSO's CMBS investment.
During the three and nine months ended September 30, 2013, there were no ABS sales. During the three and nine months ended September 30, 2012, RSO sold two and five ABS positions with a total par of $1.4 million and $4.3 million, respectively, and recognized gains of $89,000 and $111,000, respectively.
During the three and nine months ended September 30, 2013, RSO sold 17 and 32 corporate bond positions with a total par value of $30.0 million and $33.0 million, respectively, and recognized a net loss of $441,000 and $432,000, respectively. During the nine months ended September 30, 2013, RSO had two corporate bond positions redeemed with a total par value of $3.5 million, and recognized a loss of $11,000. During the nine months ended September 30, 2012, RSO had one corporate bond position redeemed with a total par value of $182,000, and recognized a gain of $39,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in RSO’s investment portfolio.  At September 30, 2013 and December 31, 2012, the aggregate discount due to interest rate changes exceeded the aggregate premium on RSO’s CMBS by approximately $4.8 million and $8.0 million, respectively.  At September 30, 2013 and December 31, 2012, the aggregate discount on RSO’s ABS portfolio was $2.6 million and $3.1 million, respectively.  There were no premiums on RSO’s ABS investment portfolio at September 30, 2013 and December 31, 2012. At September 30, 2013 the aggregate discount on RSO’s corporate bond portfolio was $154,000. At December 31, 2012, the aggregate premium on RSO’s corporate bond portfolio was $608,000.
F. Investments in real estate - RSO
The table below summarizes RSO’s investments in real estate (in thousands):

	As of September 30, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,102	1	$42,179	2
Office property	10,244	1	10,149	1
Hotel property	25,718	1	25,608	1
Subtotal	58,064		77,936
Less: Accumulated depreciation	(2,920)		(2,550)
Investments in real estate	$55,144		$75,386
During the three and nine months ended September 30, 2013, RSO made no acquisitions. On September 30, 2013, RSO sold one of its multi-family properties. The gain from the sale of this property is recorded on RSO's consolidated income statement in gain on sale of real estate. During the year ended December 31, 2012, RSO foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had an occupancy rate of 75% at acquisition.
The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands). There were no such acquisitions during the nine months ended September 30, 2013.

Description	December 31, 2012
Assets acquired:
Investments in real estate	$25,500
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

G. Loans held for investment - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
September 30, 2013:
Bank loans (3)	$914,676	$(5,648)	$909,028
Commercial real estate loans:
Whole loans	671,118	(3,003)	668,115
B notes	16,328	(90)	16,238
Mezzanine loans	57,667	(93)	57,574
Total commercial real estate loans	745,113	(3,186)	741,927
Subtotal loans before allowances	1,659,789	(8,834)	1,650,955
Allowance for loan loss	(12,865)	—	(12,865)
Total	$1,646,924	$(8,834)	$1,638,090

December 31, 2012:
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $288,000 and $450,000 and deferred upfront fees of $260,000 and $334,000 being amortized over the life of the bank loans as of September 30, 2013 and December 31, 2012, respectively.  Amounts include loan origination fees of $2.9 million and $1.9 million and loan extension fees of $189,000 and $214,000 being amortized over the life of the commercial real estate loans as of September 30, 2013 and December 31, 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2013 and December 31, 2012, respectively.

(3)	Amounts include $332.4 million and $14.9 million of bank loans held for sale at September 30, 2013 and December 31, 2012, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.
At September 30, 2013 and December 31, 2012, approximately 39.2% and 47.7%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.1% and 7.9%, respectively, in Arizona; and approximately 14.8% and 11.1%, respectively, in Texas.  At September 30, 2013 and December 31, 2012, approximately 15.2% and 13.2%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At September 30, 2013, RSO’s bank loan portfolio consisted of $906.1 million (net of allowance of $3.0 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and three month LIBOR plus 10.0% with maturity dates ranging from December 2013 to April 2021.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

At December 31, 2012, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August 2013 to January 2021.
The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	September 30, 2013 (1)	December 31, 2012
Less than one year	$29,008	$10,028
Greater than one year and less than five years	574,042	821,568
Five years or greater	305,978	361,718
	$909,028	$1,193,314

(1)
Bank loans include $4.6 million with maturity dates less than one year, $157.4 million with maturity dates greater than one year and less than five years and $170.3 million with maturity dates five years or greater that are held for sale as of September 30, 2013.

The following is a summary of RSO’s commercial real estate loans held for investment (dollars in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
September 30, 2013:
Whole loans, floating rate (1)	47	$668,115	LIBOR plus 2.50% to LIBOR plus 8.0%	December 2013 to August 2019
B notes, fixed rate	1	16,238	8.68%	April 2016
Mezzanine loans, fixed rate (6)	4	57,574	0.50% to 20.00%	December 2014 to September 2019
Total (2)	52	$741,927

December 31, 2012:
Whole loans, floating rate (1) (4) (5)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (6)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $6.6 million and $8.9 million in unfunded loan commitments as of September 30, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers request additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $9.9 million and $8.0 million as of September 30, 2013 and December 31, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012.

(5)	Amount includes $34.0 million from two whole loans that were classified as loans held for sale at December 31, 2012.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
September 30, 2013:
B notes	$—	$—	$16,238	$16,238
Mezzanine loans	—	11,398	46,176	57,574
Whole loans	4,067	—	664,048	668,115
Total (1)	$4,067	$11,398	$726,462	$741,927

December 31, 2012:
B notes	$—	$—	$16,327	$16,327
Mezzanine loans	5,328	20,694	56,764	82,786
Whole loans	71,799	—	496,139	567,938
Total (1)	$77,127	$20,694	$569,230	$667,051

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
September 30, 2013:
B notes	$166	1.29%
Mezzanine loans	531	4.12%
Whole loans	9,214	71.63%
Bank loans	2,954	22.96%
Total	$12,865

December 31, 2012:
B notes	$206	1.16%
Mezzanine loans	860	4.86%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of September 30, 2013, RSO had recorded an allowance for loan losses of $12.9 million consisting of a $3.0 million allowance on RSO’s bank loan portfolio and a $9.9 million allowance on RSO’s commercial real estate portfolio as a result of the provisions taken on three bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios. The bank loan allowance decreased $6.8 million from $9.7 million as of December 31, 2012 to $3.0 million as of September 30, 2013 as a result of improved credit conditions.  The whole loan allowance increased $2.3 million from $6.9 million as of December 31, 2012 to $9.2 million as of September 30, 2013 as a result of specific provisions taken on one commercial real estate loan.
As of December 31, 2012, RSO had recorded an allowance for loan losses of $17.7 million consisting of a $9.7 million allowance on RSO’s bank loan portfolio and a $8.0 million allowance on RSO’s commercial real estate portfolio as a result of the impairment of one bank loan and four commercial real estate loans as well as the maintenance of a general reserve with respect to these portfolios.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

H. Investments in unconsolidated entities - RSO
In May 2013, RSO entered into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). RSO invested $15.0 million as of September 30, 2013. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners, LLC. For the three and nine months ended September 30, 2013, RSO recorded earnings of $433,000 and $526,000, respectively, which were recorded in equity in net losses of unconsolidated subsidiaries on the RSO statement of income. The investment balance of $15.5 million at September 30, 2013 is recorded as an investment in unconsolidated entities on RSO's balance sheet using the equity method.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's unanimous approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, RSO determined that there was joint control and, therefore, neither RSO nor its joint venture partner will consolidate LCF. Using the equity method, RSO recognized net losses of $107,000 and $349,000 during the three and nine months ended September 30, 2013, as equity in net losses of unconsolidated subsidiaries. RSO's investment in LCF was $1.7 million at September 30, 2013 and is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. For the three and nine months ended September 30, 2013, RSO recorded earnings of $6,000 and $49,000, which were recorded in equity in net losses of unconsolidated subsidiaries on RSO's consolidated statement of income.  RSO recorded a loss of $100,000 for both the three and nine months ended September 30, 2012. The investment balance of $575,000 and $526,000 at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
On November 16, 2011, RSO and the Company, entered into a SPA with Eos Partners, L.P.  In exchange for RSO's prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF.  RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During the second quarter of 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,323 shares of newly issued Series E Preferred Stock for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO accrued $207,000 on the Series E Preferred Stock shares to date. RSO's fully-diluted basis assuming conversion is 27.5%. RSO’s interest in the investment is accounted for under the equity method.  For the three and nine months ended September 30, 2013, RSO recorded losses of $346,000 and $378,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statements of income. For the three and nine months ended September 30, 2012, RSO recorded a loss of $1.0 million and $2.3 million, respectively, which was recorded in equity in net losses on the RSO consolidated statements of income. RSO’s investment in LEAF was carried at $40.8 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds RSO's interests in a real estate joint venture) from the Company at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  RSO acquired the membership interests for $2.1 million. The agreement requires RSO to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and nine months ended September 30, 2013, RSO paid RREM management fees of $6,500 and $23,000, respectively. For the three and nine months ended September 30, 2012, RSO paid RREM management fees of $11,000 and $35,000, respectively. For the three and nine months ended September 30, 2013, RSO recorded losses of $521,000 and $735,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statement of income.  For the three and nine months ended September 30, 2012, RSO recorded earnings of $346,000 and $931,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statement of income. The investment balance of $(330,000) and $2.3 million at September 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II and determined it was not the primary beneficiary of either trust. RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and nine months ended September 30, 2013, RSO recognized $604,000 and $1.8 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $48,000 and $143,000, respectively, of amortization of deferred debt issuance costs.  For the three and nine months ended September 30, 2012, RSO recognized $626,000 and $1.9 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $46,000 and $136,000, respectively, of amortization of deferred debt issuance costs.  RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

I. Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
September 30, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	2,017	(1,476)	—	541
Loans charged-off	(92)	(5,275)	—	(5,367)
Allowance for losses at September 30, 2013	$9,911	$2,954	$—	$12,865
Ending balance:
Individually evaluated for impairment	$4,067	$1,882	$—	$5,949
Collectively evaluated for impairment	$5,844	$1,072	$—	$6,916
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$191,100	$3,553	$8,067	$202,720
Collectively evaluated for impairment	$550,827	$905,475	$—	$1,456,302
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$751

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Credit quality indicators
Bank Loans
RSO uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating.  RSO also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  RSO considers metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies, and industry dynamics in grading its bank loans.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2013
Bank loans	$514,277	$39,123	$16,206	$3,518	$3,553	$332,351	$909,028

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of RSO’s bank loans are performing with the exception of three loans with an amortized cost of $3.6 million as of September 30, 2013, none of which defaulted during the three months ended September 30, 2013. As of December 31, 2012, all of RSO's bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted on December 31, 2011.
Commercial Real Estate Loans
RSO uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing RSO’s highest rating and 4 representing its lowest rating.  RSO also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, RSO considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2013
Whole loans	$591,105	$44,943	$32,067	$—	$—	$668,115
B notes	16,238	—	—	—	—	16,238
Mezzanine loans	57,574	—	—	—	—	57,574
	$664,917	$44,943	$32,067	$—	$—	$741,927

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of RSO’s commercial real estate loans were performing as of September 30, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
September 30, 2013:
Whole loans	$—	$—	$—	$—	$668,115	$668,115	$—
B notes	—	—	—	—	16,238	16,238	—
Mezzanine loans	—	—	—	—	57,574	57,574	—
Bank loans	—	—	3,553	3,553	905,475	909,028	—
Loans receivable- related party	—	—	—	—	8,067	8,067	—
Total loans	$—	$—	$3,553	$3,553	$1,655,469	$1,659,022	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Impaired Loans
The following tables show impaired loans in the categories indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2013:
Loans without a specific valuation allowance:
Whole loans	$127,961	$127,961	$—	$121,371	$6,951
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,300
Bank loans	—	—	—	—	—
Loans receivable - related party	5,924	5,924	—	—	—
Loans with a specific valuation allowance:
Whole loans	25,067	25,067	(4,067)	24,562	1,824
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	3,553	3,553	(1,882)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$153,028	$153,028	$(4,067)	$145,933	$8,775
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,300
Bank loans	3,553	3,553	(1,882)	—	—
Loans receivable - related party	5,924	5,924	—	—	—
	$200,577	$200,577	$(5,949)	$184,005	$10,075

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	—	—	—	—	—
Loans receivable - related party	6,754	6,754	—	—	851
Loans with a specific valuation allowance:
Whole loans	23,142	23,142	(2,142)	22,576	801
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2013:
Whole loans	2	$48,374	$52,716
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$48,374	$52,716

Three Months Ended September 30, 2012:
Whole loans	2	$42,550	$42,550
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$80,622	$80,622

Nine Months Ended September 30, 2013:
Whole loans	4	$104,702	$109,044
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	5	$111,294	$115,636

Nine Months Ended September 30, 2012:
Whole loans	5	$168,708	$151,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	7	$214,577	$197,291
As of September 30, 2013 and December 31, 2012, there were no troubled-debt restructurings that subsequently defaulted.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

J. Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of preferred equity and began consolidating Whitney CLO I, one of the RCAM CLOs. As a result of this transaction and the consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain/(loss) on consolidation in the RSO consolidated statement of income during the year ended December 31, 2012. In May 2013, RSO purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. RSO expects to record amortization expense on intangible assets of approximately $1.9 million for the year ending December 31, 2013, and $1.8 million for the years ending December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.0 years and 8.7 years at September 30, 2013 and December 31, 2012, respectively and the accumulated amortization was $12.0 million and $10.5 million at September 30, 2013 and December 31, 2012, respectively.
The following table summarizes intangible assets at September 30, 2013 and December 31, 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Assets
September 30, 2013:
Investment in RCAM	$21,213	$(9,526)	$11,687
Investments in real estate:
In-place leases	2,461	(2,421)	40
Above (below) market leases	29	(28)	1
	2,490	(2,449)	41
Total intangible assets	$23,703	$(11,975)	$11,728

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192
For the three and nine months ended September 30, 2013, RSO recognized $1.2 million and $4.2 million, respectively of fee income related to the investment in RCAM. For the three and nine months ended September 30, 2012, RSO recognized $1.8 million and $5.4 million, respectively of fee income related to the investment in RCAM.
K. Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at September 30, 2013 and December 31, 2012 is summarized in the following table (in thousands, except percentages):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
September 30, 2013:
RREF CDO 2006-1 Senior Notes (1)	$95,151	1.86%	32.9 years	$170,255
RREF CDO 2007-1 Senior Notes (2)	178,575	0.85%	33.0 years	325,551
Apidos CDO I Senior Notes (3)	101,827	1.53%	3.8 years	117,827
Apidos CDO III Senior Notes (4)	145,875	0.86%	6.7 years	157,009
Apidos Cinco CDO Senior Notes (5)	320,997	0.77%	6.6 years	339,154
Apidos CLO VIII Senior Notes (6)	302,916	2.09%	17 days	351,434
Apidos CLO VIII Securitized Borrowings (10)	18,444	14.13%	17 days	—
Whitney CLO I Senior Notes(9)	—	—%	N/A	8,573
Whitney CLO I Securitized Borrowings (9)	2,424	5.78%	N/A	—
Unsecured Junior Subordinated Debentures (7)	50,956	4.22%	22.9 years	—
Repurchase Agreements (8)	205,265	2.29%	18 days	284,290
Total	$1,422,430	1.73%	9.6 years	$1,754,093

December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (10)	20,047	15.27%	8.8 years	—
Whitney CLO I Senior Notes(9)	171,555	1.82%	4.2 years	191,704
Whitney CLO I Securitized Borrowings (9)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable	13,600	4.17%	5.6 years	18,100
Total	$1,785,600	1.62%	12.5 years	$2,089,296

(1)
Amount represents principal outstanding of $95.4 million and $146.4 million less unamortized issuance costs of $268,000 and $728,000 as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $179.4 million and $227.4 million less unamortized issuance costs of $786,000 and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $101.8 million and $203.2 million less unamortized issuance costs of $0 and $274,000 as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $146.1 million and $222 million less unamortized issuance costs of $205,000 and $659,000 as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.0 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2007.

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.1 million and $4.7 million, and less unamortized discounts of $10.6 million and $11.9 million as of September 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in October 2011. Apidos CLO VIII was called and the notes were paid in full in October 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $52.7 million and $47.5 million less unamortized deferred debt costs of $47,000 and $23,000 plus accrued interest costs of $25,000 and $27,000 related to CMBS repurchase facilities as of September 30, 2013 and December 31, 2012, respectively, and principal outstanding of $153.8 million and $59.1 million less unamortized deferred debt costs of $1.3 million and $348,000 plus accrued interest costs of $161,000 and $79,000 related to CRE repurchase facilities as of September 30, 2013 and December 31, 2012. Amount does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At September 30, 2013 and December 31, 2012, RSO had repurchase agreements of $63.7 million and $20.4 million and accrued interest costs of $41,000 and $10,000, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and, as such, the linked repurchase agreements are not included in the above table.

(9)
Amount represents principal outstanding of $174.1 million less unamortized discounts of $2.5 million as of December 31, 2012. In September 2013, the Company called and liquidated Whitney CLO I. As a result, substantially all of the remaining assets were sold and the balance on the outstanding notes totaling $103.7 million was paid down.

(10)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate, Inc. ("RCC Real Estate"), a wholly owned subsidiary of RSO, purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $62.6 million of Class A-1 notes have been paid down and $50.0 million of the class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.85% and 0.81% at September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2012, RSO repurchased $50.0 million of the Class A-1R notes in RREF CDO 2007-1 at a weighted average price of 90.00% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $3.6 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the three and nine months ended September 30, 2013, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and 100% of the class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $108.1 million, respectively, of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.86% and 1.42% at September 30, 2013 and December 31, 2012, respectively.
During the nine months ended September 30, 2012, RSO repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the three and nine months ended September 30, 2013, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I and as of September 30, 2013 holds 68.3% of the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
The balance of senior notes issued to investors when RSO acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.8 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.10%; (viii) $14.4 million of class B-1LB notes bearing interest at LIBOR plus 1.00%. All of the notes issued mature on March 1, 2017. RSO has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 0% and 1.82% at September 30, 2013 and December 31, 2012, respectively.
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Apidos CLO VIII
In October 2011, RSO closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and RCC Commercial purchased a $15.0 million interest representing 43.0% of the outstanding subordinated debt.  The remaining 57.0% of subordinated debt is owned by unrelated third parties.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII.
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.5%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.0%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.5%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.5%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.1% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.5%. All of the notes issued mature on October 17, 2021, although RSO has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.09% and 2.16% at September 30, 2013 and December 31, 2012, respectively. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.
Apidos Cinco CDO
In May 2007, RSO closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC Commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos Cinco CDO will end in May 2014.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.77% and 0.82% at September 30, 2013 and December 31, 2012, respectively.
Apidos CDO III
In May 2006, RSO closed Apidos CDO III, a $285.5 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO III collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares. The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.
At closing, the senior notes issued to investors by Apidos CDO III consisted of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.86% and 0.80% at September 30, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $116.4 million of Class A-1 notes have been paid down.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Apidos CDO I
In August 2005, RSO closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO I.
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.52% and 1.07% at September 30, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of September 30, 2013, $217.7 million of Class A-1 Notes have been paid down.
During the nine months ended September 30, 2012, RSO repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% of par which resulted in a $298,000 gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the three and nine months ended September 30, 2013, RSO did not repurchase any notes.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, RSO formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although RSO owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into RSO’s consolidated financial statements because RSO is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, RSO issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing RSO’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in RSO's borrowings and are being amortized into interest expense in RSO's consolidated statements of income using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2013 were $285,000 and $306,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at September 30, 2013, were 4.22% and 4.22%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by RSO any time after September 30, 2011 and October 30, 2011, respectively.  RSO records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated trusts and records dividend income upon declaration by RCT I and RCT II.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Repurchase and Credit Facilities
CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc.(collectively, the "RSO Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RSO Subsidiaries and Wells Fargo agree to transfer from the RSO Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RSO Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RSO Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RSO Subsidiaries to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, RSO exercised the option to extend the 2011 Facility to January 31, 2014 and negotiated another one year option to extend to January 31, 2015. The RSO Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
The 2011 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RSO Subsidiaries to repay the purchase price for purchased assets.
 The 2011 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the RSO Subsidiaries to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “ 2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RSO Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants as of September 30, 2013.
At September 30, 2013, RCC Real Estate and RCC Commercial had borrowed $51.0 million (net of $47,000 of deferred debt issuance costs), all of which the RSO Subsidiaries had guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $60.1 million and a weighted average interest rate of one-month LIBOR plus 1.22%, or 1.30%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which the RSO subsidiaries had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.53%. At September 30, 2013, RSO also had repurchase agreements of $9.3 million, with a weighted average interest rate of one-month LIBOR plus 1.42% or 1.60% that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. The borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $11.3 million as of September 30, 2013. At December 31, 2012, RSO also had repurchase agreements of $12.2 million, with a weighted average interest rate of one-month LIBOR plus 1.42% or 1.60%, respectively. The borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $14.6 million as of December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Wells Fargo Bank, National Association.(2)	$11,195	18	1.30%

December 31, 2012:
Wells Fargo Bank, National Association.(2)	$10,722	18	1.53%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$9.3 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2013 and December 31, 2012, respectively.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  RSO paid an origination fee of 37.5 basis points (0.375)%.  RSO guaranteed RCC Real Estate’s performance of its obligations under the 2012 Facility.  On April 2, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension. At September 30, 2013, RCC Real Estate had borrowed $152.5 million (net of $1.3 million of deferred debt issuance costs), all of which RSO had guaranteed.  At September 30, 2013, borrowings under the 2012 Facility were secured by 20 commercial real estate loans with an estimated fair value of $220.2 million and a weighted average interest rate of one-month LIBOR plus 2.43%, or 2.61%. At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the 2012 Facility were secured by eight commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.
This 2012 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of RSO to repay the purchase price for purchased assets.
 The 2012 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require RSO to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Companies to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of September 30, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Wells Fargo	$66,619	18	2.61%

December 31, 2012
Wells Fargo	$26,332	18	2.88%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
On July 19, 2013, RCC Real Estate's wholly owned subsidiary, RCC Real Estate SPE 5 ("SPE 5") entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility had a maximum amount of $200 million and an initial 12 month term with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. RSO paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. RSO guaranteed SPE 5's performance of its obligations under the DB Facility. There were no outstanding borrowings under this facility as of September 30, 2013 or December 31, 2012.
The DB Facility contains provisions that provide DB with certain rights if certain credit events have occurred with respect to one or more assets financed on the DB Facility to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the DB Facility, or may only be required to the extent of the availability of such payments.
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or RSO; breaches of covenants and/or certain representations and warranties; performance defaults by RSO; a judgment in an amount greater than $100,000 against SPE 5 or $5,000,000 in the aggregate against RSO; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of RSO. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. RSO was in compliance with all debt covenants as of September 30, 2013.
Short-Term Repurchase Agreements
On November 6, 2012, RSO entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At September 30, 2013, RCC Real Estate had borrowed $17.8 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At September 30, 2013, borrowings under the repurchase agreement were secured by four CMBS bonds with an estimated fair value of $26.8 million and a weighted average interest rate of one-month LIBOR plus 0.79%, or 0.98%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
JP Morgan Securities, LLC (2)	$9,696	30	0.98%

December 31, 2012:
JP Morgan Securities, LLC (2)	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$17.8 million and $4.7 million linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2013 and December 31, 2012.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At September 30, 2013, RCC Real Estate had borrowed $1.7 million, all of which RSO had guaranteed.  At September 30, 2013, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $2.8 million and a weighted average interest rate of one-month LIBOR plus 1.01%, or 1.19%. At December 31, 2012, RCC Real Estate had borrowed $1.9 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $3.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%. At September 30, 2013, RSO also had repurchase agreements of $21.5 million, with a weighted average interest rate of one-month LIBOR plus 1.02% or 1.20%, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. At September 30, 2013, borrowings under the repurchase agreement accounted for as Linked Transactions were secured by seven CMBS bonds with an estimated fair value of $31.1 million. At December 31, 2012, RSO also had repurchase agreements of $3.5 million, with a weighted average interest rate of one-month LIBOR plus 1.25% or 1.46% , respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. At December 31, 2012, borrowings under the repurchase agreement accounted for as Linked Transactions were secured by a CMBS bond with an estimated fair value of $5.7 million.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Wells Fargo Securities, LLC (2)	$10,854	30	1.19%

December 31, 2012:
Wells Fargo Securities, LLC (2)	$1,956	28	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$21.5 million and $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At September 30, 2013, RCC Real Estate had borrowed $15.1 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At September 30, 2013, borrowings under the repurchase agreement were secured by five CMBS bonds with an estimated fair value of $24.3 million and a weighted average interest rate of one-month LIBOR plus 1.27%, or 1.45%.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2013:
Deutsche Bank Securities, Inc.	$9,276	19	1.45%

December 31, 2012
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
Mortgage Payable
On August 1, 2011, RSO, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, RSO entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of September 30, 2013, there were no outstanding borrowings under this agreement as the property was sold during the three months ended September 30, 2013 and the underlying mortgage was repaid. At December 31, 2012 there was $13.6 million outstanding and the borrowing rate was 4.17%.
L. Related party transactions - RSO
Relationship with LEAF. LEAF originates and manages equipment leases and notes on behalf of RSO.
On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan is current and performing with balances outstanding at September 30, 2013 and December 31, 2012 of $5.9 million and $6.8 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

Relationship with CVC Credit Partners. On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five CLO holdings of approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2013, CVC Credit Partners earned subordinated fees of $160,000 and $515,000, respectively. For the three and nine months ended September 30, 2012, CVC Credit Partners earned subordinated fees of $197,000 and $604,000, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole earlier this year in February 2013.
Relationship with Resource Real Estate. On June 21, 2011, RSO entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  RSO purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   RSO received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  RSO held a $1.1 million and $1.2 million preferred equity investment in SLH Partners as of September 30, 2013 and December 31, 2012, respectively.
Relationship with TBBK.  Walter Beach, a director of TBBK since 1999, has also served as a director of RSO since March 2005. On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The note matured on June 30, 2012 and was not renewed.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and nine months ended September 30, 2013, RSO paid Ledgewood $70,000 and $155,000, respectively, in connection with legal services rendered to RSO as compared to $160,000 and $277,000 for the three and nine months ended September 30, 2012, respectively.

M. Fair value of financial instruments - RSO
In analyzing the fair value of its investments accounted for on a fair value basis, RSO follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  RSO determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as using third party valuation firms or discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The determination of where an asset or liability falls in the hierarchy requires significant judgment.  RSO evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, RSO expects that changes in classifications between levels will be rare.
Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.
RSO reports its investment securities available-for-sale at fair value.  To determine fair value, RSO uses an independent third-party valuation firm utilizing market color as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, RSO will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on the market color available for each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
RSO reports its investment securities, trading at fair value, based on an independent third-party valuation.  RSO evaluates the reasonableness of the valuation it receives by using a dealer quote.  If there is a material difference between the value indicated by the third party and a quote RSO receives, RSO will evaluate the difference.  Any changes in fair value are recorded on RSO’s results of operations as net unrealized (loss) gain on investment securities, trading.
The CMBS underlying RSO’s Linked Transactions are valued using the same techniques as those used for RSO’s other CMBS. The value of the underlying CMBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date. The fair value of Linked Transactions also includes accrued interest receivable on the CMBS and accrued interest payable on the underlying repurchase agreement borrowings. RSO’s Linked Transactions are classified as Level 2 or Level 3 in the fair value hierarchy.
Derivatives (interest rate swaps and interest rate caps), both assets and liabilities, are reported at fair value, and are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors.  Although RSO has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by RSO and its counterparties.  RSO assesses the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and, if material, categorizes those derivatives within Level 3 of the fair value hierarchy.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013:
Assets:
Investment securities, trading	$—	$—	$12,099	$12,099
Investment securities available-for-sale	4,972	85,826	129,886	220,684
CMBS - linked transactions	—	9,410	20,568	29,978
Total assets at fair value	$4,972	$95,236	$162,553	$262,761

Liabilities:
Derivatives (net)	$—	$442	$11,766	$12,208
Total liabilities at fair value	$—	$442	$11,766	$12,208

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	$—	$610	$14,077	$14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$116,148
Total gains or losses (realized/unrealized):
Included in earnings	8,530
Purchases	89,514
Sales	(30,196)
Paydowns	(20,186)
Unrealized gains (losses) – included in Accumulated other comprehensive income	(1,257)
Transfers from level 2	—
Ending balance, September 30, 2013	$162,553
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$14,077
Unrealized gains – included in Accumulated other comprehensive income	(2,311)
Ending balance, September 30, 2013	$11,766
RSO had $255,000 and $811,000 of impairment losses included in earnings due to the other-than-temporary impairment charges on one and four securities during each of the three and nine months ended September 30, 2013, respectively. RSO had $9,000 and $180,000 of impairment losses included in earnings due to other-than-temporary impairment charges on two and four securities during the three and nine months ended September 30, 2012, respectively. These losses are included in the RSO consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in RSO's interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and nine months ended September 30, 2013 was $69 and $3.1 million, respectively, as compared to $3.4 million and $5.6 million for the three and nine months ended September 30, 2012, respectively, and is included in RSO's consolidated statements of income as provision for loan losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013:
Assets:
Loans held for sale	$—	$332,351	$—	$332,351
Impaired loans	—	1,046	—	1,046
Total assets at fair value	$—	$333,397	$—	$333,397

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$12,208	Discounted cash flow	Weighted average credit spreads	5.00%
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on RSO's consolidated balance sheet.
The fair value of RSO's Level 2 loans held-for-investment was primarily measured using a third-party pricing service.  The fair value of RSO’s Level 3 loans held-for-investment was measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Loans receivable-related party are estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
CDO notes are valued using the dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.
Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets.
The fair values of RSO’s remaining financial instruments that are not reported at fair value on the RSO consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Loans held-for-investment	$1,305,739	$1,299,103	$—	$568,545	$730,558
Loans receivable-related party	$8,067	$8,067	$—	$—	$8,067
CDO notes	$1,166,209	$1,020,919	$—	$1,020,919	$—
Junior subordinated notes	$50,956	$17,450	$—	$—	$17,450
Repurchase agreement	$205,265	$205,265	$—	$—	$205,265

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreement	$106,303	$106,303	$—	$—	$106,303

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2013
(unaudited)

NOTE 20 – SUBSEQUENT EVENTS
On October 2013, RSO closed and issued $115.0 million aggregate principal amount of its 6% convertible senior notes due 2018, which included an additional $15.0 million aggregate principal amount of the notes to cover over-allotments. RSO received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses.
RSO's consolidated CLO, Apidos VIII’s non-call period ended on October 17, 2013, at which time all assets were liquidated and all outstanding notes were paid off.
On October 31, 2013, RSO, through RCC Residential, Inc., its newly-formed taxable REIT subsidiary, acquired a residential mortgage origination company, Primary Capital Advisors LC, an Atlanta based firm, for $8.4 million; consisting of $7.6 million in cash and $800,000 in shares of RSO common stock. Of this $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.
The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that no events have occurred, including those disclosed above, which would require adjustments to the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
On September 19, 2013, the Audit Committee of our Board of Directors concluded that it was necessary to restate the audited financial statements set forth in our Annual Report on Form 10-K for the year ended September 30, 2012 and the unaudited financial statements in our Quarterly Reports on Form 10-Q for each of the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013, to consolidate Resource Capital Corp. (NYSE: RSO), or RSO, which the Company previously treated as an unconsolidated variable interest entity. The impact of the consolidation is significant to the presentation of our financial statements but not to our financial condition or results of operations. See Note 2, “Restatement,” and Note 19, “Variable Interest Entities” of the notes to our consolidated financial statements in Item 1 of this report.
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of September 30, 2013, we managed $16.6 billion of assets.
In management’s discussion and analysis that follows, we analyze our operations by three business segments: Real Estate, Financial Fund Management, and Commercial Finance. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes. The net impact of the consolidation of RSO was not material to our historical results or net cash flows as reflected in Note 2 of the notes to consolidated financial statements in Item 1 of this report.
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
During the three months ended March 31, 2013, we launched Resource Real Estate Diversified Income Fund, or RREDX, a publicly-offered, diversified, closed-end management investment company. Its focus will be to invest at least 80% of assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. We purchased 10,000 shares of RREDX for $100,000.
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
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligation issuers, or CDOs and CLOs. On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received (a) $25.0 million in cash before transaction costs, (b) partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC, and (c) we retained a preferred equity interest which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale during 2012. Through this joint venture, we have closed

Back to Index

Back to Index

six CLOs (total of approximately $2.9 billion par value) since its formation last year. In September 2013, CVC Credit Partners completed a public offering of Credit Partners European Opportunities Limited, an investment vehicle providing investors access to the sub-investment grade European debt markets. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares will trade under the symbol "CCPE" and Sterling denominated shares will trade under the symbol "CCPG" on the London Stock Exchange. Further, in our financial fund management segment, Resource Capital Markets was engaged as an underwriter by a third-party European CLO manager.  Structuring and placement fees of $2.0 million were recorded in connection with this engagement.
In our commercial finance segment, we account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $1.8 million and $6.1 million during the three and nine months ended September 30, 2013, respectively, on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
We recorded consolidated net income attributable to common shareholders of $3.4 million and $5.1 million for the three and nine months ended September 30, 2013, respectively.

Presentation of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements have been prepared to consolidate the financial statements of RSO. Our operating segments manage assets on behalf of RSO and the compensation we earn under the terms of our management agreement with RSO is allocated across our operating segments in proportion to the management services each segment provides to RSO.

The impact of consolidation is significant to the presentation of our financial statements, but not to our financial condition or results of operations. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse to us. Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our 2.2% ownership position.

The operating results and the discussion that follows the description of each of our operating segments are presented before the consolidation of RSO to appropriately reflect the manner in which we conduct our operations. Management believes that excluding the fees earned by us under the terms of the management agreement with RSO that are eliminated upon consolidation may impact a reader’s analysis and understanding of our results of operations.

Assets Under Management
We increased our assets under management by $1.7 billion to $16.6 billion at September 30, 2013 from $14.9 billion at September 30, 2012. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	September 30, 2013		Increase (Decrease)
	2013	2012	Amount	Percentage
Financial fund management (2)	$13,849	$12,665	$1,184	9%
Real estate	2,141	1,735	406	23%
Commercial finance	580	520	60	12%
	$16,570	$14,920	$1,650	11%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase is primarily due to the issuance of four new Apidos CLOs ($2.0 billion), the addition of a London Stock Exchange listed investment company ($473.0 million), increases in managed accounts ($84.40 million), all managed through CVC Credit partners, as well as an increase in the CGC hedge fund of $64.8 million. These increases were offset, in part, by reductions in the eligible collateral bases of ABS ($244.9 million), corporate loan ($995.0 million) and trust preferred portfolios ($271.8 million) resulting from liquidations, paydowns, calls, defaults and sales.

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

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2013
Financial fund management	45	13	—	4
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	47	26	6	11
As of September 30, 2012
Financial fund management	43	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	45	26	6	10
As of September 30, 2013 and 2012, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	September 30, 2013				September 30, 2012
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$7,075	$2,209	$—	$9,284	$7,655
Trust preferred securities (1)	3,370	—	—	3,370	3,642
Asset-backed securities (1)	1,018	—	—	1,018	1,263
Mortgage and other real estate-related loans (2)	5	1,090	—	1,095	937
Real properties (2)	977	53	16	1,046	798
Commercial finance assets (3)	580	—	—	580	520
Private equity and other assets (1)	158	19	—	177	105
	$13,183	$3,371	$16	$16,570	$14,920

(1)	We value these assets at their amortized cost.

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

Back to Index

Employees
As of September 30, 2013, we had 635 full-time employees, an increase of 33 or (5%), from 602 employees at September 30, 2012, including an increase of 14 employees at our property management subsidiary. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other (1)
September 30, 2013
Investment professionals	63	49	11	3
Other	75	17	17	41
	138	66	28	44
Property management	497	497	—	—
Total	635	563	28	44

September 30, 2012
Investment professionals	56	41	12	3
Other	63	18	12	33
	119	59	24	36
Property management	483	483	—	—
Total	602	542	24	36

(1)	As a result of the November 2011 deconsolidation of LEAF, we no longer have any commercial finance employees.

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Fund management revenues (1)	$13,744	$8,295	$30,086	$24,613
Finance and rental revenues (2)	2,289	2,234	6,908	6,804
RSO management fees (3)	4,756	4,764	9,891	12,238
Gains on sale of investments (4)	9	2	1,632	24
Other revenues (5)	3,624	1,913	5,917	2,093
	24,422	17,208	54,434	45,772
Revenues from consolidated VIE - RSO	23,786	35,669	76,011	90,657
Elimination of consolidated revenues attributed to operating segments	(5,183)	(4,988)	(10,608)	(12,733)
	$43,025	$47,889	$119,837	$123,696

(1)
Includes fees from each of our real estate, financial fund management and commercial finance operations and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management and commercial finance operations.

(2)	Includes rental income and revenues from certain real estate assets.

(3)
Reflects the various management fees that are received by our operating segments acquiring, managing, and financing the assets of RSO. These fees are eliminated in reporting the consolidated results of Resource America including RSO.

(4)	Includes the resolution of loans we hold in our real estate segment.

(5)	Includes primarily gains (losses) on trading securities.
We provide a more detailed discussion of the revenues generated by each of our business segments under “-Results of Operations: “:Real Estate”, “:Financial Fund Management”, and “:Commercial Finance.”
Results of Operations:  Real Estate

Back to Index

Back to Index

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	September 30,
	2013	2012
Assets under management (1):
Commercial real estate debt	$1,058	$871
Real estate investment funds and programs	573	578
RRE Opportunity REIT	390	107
Distressed portfolios	38	80
Properties managed for RSO	50	64
Institutional portfolios	15	15
Legacy portfolio	16	20
Resource Real Estate Diversified Income Fund	1	—
	$2,141	$1,735

(1)	For information on how we calculate assets under management, see “Assets under Management”, above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Fee income can be highly variable and, for 2013, depends upon the success of RRE Opportunity REIT and the timing of its acquisitions.

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Management fees:
Asset management fees	$3,982	$2,251	$9,808	$6,198
Resource Residential property management fees	2,379	2,140	6,986	5,553
RSO management fees	4,589	2,256	9,447	7,583
	10,950	6,647	26,241	19,334
Other:
Rental property income and revenues of consolidated real estate VIE (1)	1,205	1,178	3,672	3,648
Master lease revenues	1,084	1,056	3,236	3,156
Fee income from sponsorship of investment entities	2,725	251	4,996	3,940
Gains and fees on resolution of loans and other property interests	9	(191)	1,632	24
Equity in (losses) earnings of unconsolidated entities	(23)	2,351	(334)	1,827
	$15,950	$11,292	$39,443	$31,929
Costs and expenses:
General and administrative expenses	$6,832	$3,903	$16,009	$11,359
Resource Residential property management expenses	2,443	1,838	6,992	5,271
Master lease expenses	1,038	1,055	4,004	3,157
Rental property expenses and expenses of consolidated real estate VIE (1)	865	888	2,509	2,690
	$11,178	$7,684	$29,514	$22,477

(1)
We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity. The real estate VIE was deconsolidated in 2013 upon the sale of the property underlying our interest in the entity.

Revenues − Three and Nine Months Ended September 30, 2013 as Compared to Three and Nine Months Ended September 30, 2012
Revenues from our real estate operations increased $4.7 million (41.3%) and $7.5 million (23.5%) for the three and nine months ended September 30, 2013, respectively.  We attribute the increases primarily to the following:
Management fees - increased by $4.3 million and $6.9 million, respectively, principally due to the following:

•
a $1.7 million and $3.6 million increase, respectively, in asset management fees, reflecting a $1.4 million and $3.5 million increase in broker-dealer manager fees earned in conjunction with an increase in the funds raised for RRE Opportunity REIT;

•
a $239,000 and $1.4 million increase, respectively, in property management fees earned by our property manager, Resource Real Estate Management, Inc., or Resource Residential, reflecting a 758 unit increase (4%) in multifamily units under management to 18,737 units in 65 properties at September 30, 2013 from 17,979 units in 61 properties at September 30, 2012. The nine months ended September 30, 2013 includes an additional $473,000 of construction management fees as compared to the same period in the prior year primarily from improvement projects for the RRE Opportunity REIT properties; and

•
a $2.3 million and $1.9 million increase, respectively, in RSO management fees. The base management fee increased by $886,000 and $2.7 million, respectively, due to an increase in the equity of RSO upon which this fee is based. We also earned incentive management fees of $1.9 million during both the three and nine months ended September 30, 2013 as compared to $495,000 and $2.7 million for the same periods last year. The incentive management fees are based on the adjusted operating earnings of RSO, which varies from period to period.

Other revenues - increased by $355,000 and $607,000 for the three and nine months ended September 30, 2013, respectively, principally due to the following:

•
a $1.6 million increase in gains and fees on resolution of loans and investment entities for the nine months ended September 30, 2013. In January 2013, we sold our 10% interest in a real estate joint venture and recognized a gain of $1.6 million; and

Back to Index

Back to Index

•	a $2.5 million and $1.1 million increase, respectively, in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	During the three and nine months ended September 30, 2013, we earned $2.7 million and $5.0 million, respectively, in fees primarily from the following activities:

•	the acquisition of four and nine properties (valued at $105.3 million and $169.7 million, respectively);

•	the sale of two and four properties (valued at $19.8 million and $43.1 million, respectively) and

•	the refinancing of two properties.
In comparison, during the three and nine months ended September 30, 2012, we earned $251,000 and $3.9 million, respectively, in fees primarily from the following activities:

•
the acquisition of one property (valued at $8.1 million) during the three months ended September 30, 2012 and four properties and two loans (valued at $96.7 million) during the nine months ended September 30, 2012;

•	the sale of four properties (valued at $42.5 million), including a promoted return of $1.2 million, and one loan (valued at $3.9 million) during the nine months ended September 30, 2012; and

•	the financing of four properties.
These increases were offset, in part, by a $2.4 million and a $2.2 million decrease, respectively, in equity in earnings of unconsolidated entities. The nine months ended September 30, 2012 included a one-time reallocation of partnership income related to a commercial real estate investment that resulted in a $2.2 million gain and a $750,000 gain in conjunction with the release of escrowed funds related to the resolution of a legacy portfolio investment.
Costs and Expenses − Three and Nine Months Ended September 30, 2013 as Compared to Three and Nine Months Ended September 30, 2012
Costs and expenses of our real estate operations increased $3.5 million (45.5%) and $7.0 million (31.3%), respectively. We attribute these changes primarily to the following:

•
a $2.9 million and $4.7 million increase, respectively, in general and administrative expenses principally related to a $1.3 million and $2.5 million increase, respectively, in wages and benefits. The three and nine months ended September 30, 2013 reflect an increase in wages and benefits allocated to our real estate segment in conjunction with the increase in its operating activities as well as the additional staffing required to manage the increased properties under management and to enhance our fundraising capabilities at our broker-dealer, Resource Securities, Inc.; and

•
a $605,000 and $1.7 million increase, respectively, in Resource Residential expenses, primarily due to increased wages and benefits as well as information technology expenses due to the increased number of properties under management.

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

Back to Index

Back to Index

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
September 30, 2013
CVC Credit Partners (2)	$7,075	$2,209	$9,284
Trapeza	3,370	—	3,370
Ischus	1,018	—	1,018
Other company-sponsored partnerships	158	19	177
	$11,621	$2,228	$13,849
September 30, 2012
CVC Credit Partners (2)	4,856	$2,799	$7,655
Trapeza	3,642	—	3,642
Ischus	1,263	—	1,263
Other company-sponsored partnerships	90	15	105
	$9,851	$2,814	$12,665

(1)	For information on how we calculate assets under management, see "Assets Under Management”, above.

(2)	In April 2012, we sold 100% of Apidos to CVC and retained a 33% interest in CVC Credit Partners, which manages the former Apidos portfolio as well as the portfolio contributed by CVC.

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

Based on the terms of our general partner interests, two of the Trapeza partnerships we manage as general partner include a clawback provision. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  Our proportionate share of these payments was $1.1 million.
    We discuss the basis for our fees and revenues for each area in more detail in the following sections.
Our financial fund management operations historically have depended upon our ability to sponsor and manage CLO and CDO issuers. During the past several years, the market for CDOs had been non-existent and had been extremely limited for CLOs. Beginning in late 2011, the market for CLO issuances improved dramatically. As a result, in October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. Since its formation, CVC Credit Partners has closed five CLOs with a combined par value of approximately $2.4 billion, and completed a public offering of Credit Partners European Opportunities Limited ($473.0 million) which will invest in sub-investment grade European debt securities. In October 2013, CVC Credit Partners closed Apidos CLO XV, a refinancing of Apidos CLO VIII, a VIE that RSO had consolidated.
In the three months ended September 30, 2013, Resource Capital Markets was engaged as the underwriter by a third-party European CLO manager.  Structuring and placement fees of $2.0 million were recorded in connection with this engagement.
CVC Credit Partners

Back to Index

Back to Index

Through CVC Credit Partners, we and our joint venture partner have sponsored, structured and/or currently manage 23 CLO issuers for institutional and individual investors and RSO. These joint venture CLO issuers, accounts and funds hold approximately $9.3 billion in U.S. and European bank loans and corporate bonds at September 30, 2013, of which $2.2 billion are managed on behalf of RSO.
Under our former Apidos business, we derived revenues through base and subordinate management fees. Base management fees varied by CLO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CLO issuers). Subordinate management fees, which also varied by CLO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CLO issuers), were subordinated to debt service payments on the CLOs. In connection with the sale of Apidos, we retained the right to 75% of the incentive management fees earned by the legacy Apidos CLOs.  In April and July 2013, we received $705,000 and $540,000, respectively, for our share of the incentive fee payments from three of the legacy Apidos CLOs.
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
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $1.0 billion in primarily real estate ABS including RMBS, CMBS and credit default swaps.
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
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

Back to Index

Back to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Fund management fees	$871	$690	$2,315	$5,673
Fund management fees - incentive	541	—	1,655	—
RSO management fees - trading portfolio	30	2,509	(10)	4,071
RSO management fees	139	(1)	431	584
Structuring and placement fees	2,013	—	2,013	—
Introductory agent fees	262	254	755	1,083
Equity in earnings of unconsolidated CDO issuers	220	219	660	629
Equity in earnings of CVC Credit Partners	593	376	698	568
Gains, net, on trading securities	3,472	1,852	5,714	2,030
Other revenues	152	61	203	61
	8,293	5,960	14,434	14,699
Total limited and general partner interests	209	123	800	679
	$8,502	$6,083	$15,234	$15,378

Costs and expenses	$3,547	$3,909	$7,769	$11,282
Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.
Revenues − Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012
Revenues from our financial fund management operations increased $2.4 million (40%) to $8.5 million for the three months ended September 30, 2013 from $6.1 million for the three months ended September 30, 2012. We attribute the increase primarily to the following:

•	a $181,000 increase in fund management fees, principally due to a $184,000 increase in our share in the earnings of the Trapeza collateral management business;

•	a $541,000 increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $140,000 increase in RSO management fees, primarily related to a new oversight fee arrangement for our management of an RSO portfolio of life insurance policies;

•	a $2.0 million increase in structuring and placement fees earned by Resource Capital Markets for the underwriting of a European CLO for an unrelated third-party collateral manager;

•	a $217,000 increase in earnings on unconsolidated entities due to increased earnings by CVC Credit Partners;

•	a $1.6 million increase in realized and unrealized gains and interest recorded on our trading securities portfolio; and

•
an $88,000 increase in our fair value adjustments recorded for our limited general partner interests in unconsolidated company-sponsored partnerships; the value of these partnerships depends on market conditions and may vary significantly from period to period.

These increases were partially offset by a $2.5 million decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO which varies by quarter based on transactional activity.
Costs and Expenses − Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012
Costs and expenses of our financial fund management operations decreased $362,000 (9%) for the three months ended September 30, 2013. General and administrative expenses decreased by $279,000, principally due to a decrease in incentive pay compensation related to the management of our trading portfolio as well as the third-party reimbursement of costs we incurred in connection with the CLO structuring deal.
Revenues − Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012
Revenues from our financial fund management operations decreased $144,000 (1%) to $15.2 million for the nine months ended September 30, 2013 from $15.4 million for the nine months ended September 30, 2012. We attribute the decrease primarily to the following:

Back to Index

Back to Index

•	a $3.4 million decrease in fund management fees, principally due to the decrease in CLO collateral management and partnership management fees as a result of the sale of Apidos;

•
a $153,000 decrease in RSO management fees, reflecting a $585,000 decrease in RSO base and incentive management fees due to the sale of Apidos, offset by a $431,000 increase in fees related to a new oversight fee charged to RSO for our management of an RSO portfolio of life insurance policies; and

•	a $4.1 million decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO, which varies by quarter based upon transactional activity.
These decreases were partially offset by the following:

•	a $1.7 million increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $2.0 million increase in structuring and placement fees earned by Resource Capital Markets for the underwriting of a European CLO for an outside collateral manager;

•	a $130,000 increase in earnings on unconsolidated entities reflecting the results of our joint venture partnership with CVC which commenced in April 2012; and

•	a $3.7 million increase in realized and unrealized gains, and interest recorded on trading securities, due to increased activity; and

•
a $121,000 increase in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly year to year.

Costs and Expenses − Nine Months Ended September 30, 2013 as Compared to Nine Months Ended September 30, 2012
Costs and expenses of our financial fund management operations decreased $3.5 million (31%) for the nine months ended September 30, 2013. General and administrative expenses decreased by $3.4 million principally due to a $1.7 million decrease in compensation and benefits corresponding with the reduced number of employees in connection with the sale of Apidos, and a $2.2 million decrease in incentive related pay comprised of the following:

•	a $3.6 million decrease in connection with the management of a trading portfolio on behalf of RSO, offset in part by:

◦	a $1.0 million increase in incentive compensation incurred in connection with the structuring and placement fees earned; and

◦	a $600,000 increase in incentive compensation incurred in connected with our trading security gains.

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
The commercial finance assets we manage through LEAF increased by $60.0 million to $580.0 million as compared to $520.0 million at September 30, 2012. This increase reflects a $101.0 million reduction in assets we managed for our four investment partnerships due to the natural runoff of the lease portfolios, which was offset by a $161.0 million increase in the LEAF portfolio. As of September 30, 2013, LEAF managed approximately 55,000 leases and loans for itself and our investment partnerships, with an average original finance value of $24,000 and an average term of 57 months, as compared to approximately 57,000 leases and loans with an average original finance value of $25,000 and an average term of 58 months as of September 30, 2012.
The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

Back to Index

Back to Index

	September 30,
	2013	2012
LEAF	$503	$342
Commercial finance investment partnerships	77	178
	$580	$520

(1)	For information on how we calculate assets under management, see - “Assets under Management”, above.
During 2012, our share of LEAF's losses reduced our investment in that entity to zero, such that we will not incur any additional equity losses in LEAF. However, we continue to record our share of any charges that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
We continue to consolidate the operating results of LEAF Financial. Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $410,000 and $1.5 million of fund management fees from these entities during the three and nine months ended September 30, 2013, respectively, and $883,000 and $3.2 million during the three and nine months ended September 30, 2012, respectively.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Equity in losses of investment entities	$(28)	$(160)	$(233)	$(375)
Equity in losses of LEAF	(2)	(6)	(10)	(1,161)
	(30)	(166)	(243)	(1,536)
Other fees	—	(1)	—	1
	$(30)	$(167)	$(243)	$(1,535)
Costs and expenses:
General and administrative expenses - wages and benefit costs	$57	$61	$160	$168
General and administrative expenses - other	18	42	(259)	283
	$75	$103	$(99)	$451

Results of Operations: RSO
RSO, which we consolidate as a VIE, is a diversified real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. RSO's investment strategy focuses on commercial real estate and commercial real estate-related assets and, to a lesser extent, commercial finance assets. RSO invests in the following asset classes: commercial real estate-related assets such as commercial real estate property, whole loans, A-notes, B-notes, mezzanine loans, commercial mortgage-backed securities and investments in real estate joint ventures as well as commercial finance assets such as bank loans, lease receivables and other asset-backed securities, trust preferred securities, debt tranches of collateralized debt obligations, structured note investments and private equity investment principally issued by financial institutions. RSO has financed a substantial portion of its portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of its financings with the maturities and repricing dates of those investments, and has sought to mitigate interest rate risk through derivative instruments.
The following summarizes the operating activities of RSO for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Back to Index

Back to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total interest income	$28,434	$29,912	$92,469	$89,481
Interest expense	11,762	8,208	34,061	25,460
Net interest income	16,672	21,704	58,408	64,021
Other revenues	7,114	13,965	17,603	26,636
Total revenues	23,786	35,669	76,011	90,657
Operating expenses	16,276	17,209	47,331	46,730
Net operating income	7,510	18,460	28,680	43,927
Other revenues	16,607	—	16,607	5,464
Net income	$24,117	$18,460	$45,287	$49,391

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs were $2.5 million and $6.8 million for the three and nine months ended September 30, 2013, respectively, a decrease of $25,000 (1%) and $757,000 (10%) as compared to $2.5 million and $7.6 million for the three and nine months ended September 30, 2012, respectively. The decrease for the nine months ended September 30, 2013 reflects the increased allocation of corporate general and administrative costs to our operating segments, principally real estate, in conjunction with an increase in the respective operating activities at those entities.
Restructuring Expenses
During the nine months ended September 30, 2012, we recorded a $365,000 restructuring charge for severance and benefits for terminated employees. The decrease in staffing levels reflected our decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Commercial finance:
Receivables from managed entities	$1,797	$6,256	$6,142	$14,771
Leases, loans and future payment card receivables	(18)	(3)	(25)	(13)
Real estate:
Receivables from managed entities	13	75	(2,524)	234
Rent receivables	16	8	1	4
Financial Fund Management:
Receivables from managed entities	—	—	199	—
	$1,808	$6,336	$3,793	$14,996
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $1.8 million and $6.1 million for the three and nine months ended September 30, 2013, respectively, and $6.3 million and $14.8 million for the three and nine months ended September 30, 2012, respectively. As a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed an additional $1.5 million provision for credit losses during the nine months ended September 30, 2013. These provision decreases were offset, in part, by the $199,000 reserve we recorded during the nine months ended September 30, 2013 against a receivable from CVC relating to the sale of Apidos.

Back to Index

Back to Index

Depreciation and Amortization
Depreciation expense decreased by $116,000 and $274,000 for the three and nine months ended September 30, 2013, respectively, as compared to the prior year periods. The following table reflects the detail of our depreciation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Real estate property investments	$150	$235	$571	$703
Other operating segments depreciation on fixed assets	263	294	747	889
Total depreciation expense	$413	$529	$1,318	$1,592
Net Other-than-Temporary Impairment Charges on Investment Securities
During the nine months ended September 30, 2013 and 2012, we recorded $214,000 and $74,000, respectively, of other-than-temporary impairment charges on certain of our CLO investments, which primarily invested in bank loans.
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Corporate	$315	$314	$905	$1,068
Real estate	209	215	613	641
Financial Fund Management	7	—	7	—
Commercial finance	(1)	15	—	58
	$530	$544	$1,525	$1,767
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Corporate facilities
Senior Notes:
Average borrowings	$10.0	$10.0	$10.0	$10.0
Average interest rates	9.0%	9.0%	9.0%	9.0%

Secured credit facilities (and TD Bank term note in 2012):
Average borrowings	$—	$—	$0.2	$3.1
Average interest rates	—%	—%	2.4%	6.0%

As a result of the reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the nine months ended September 30, 2013 decreased $163,000 as compared to the same period in the prior year.
Gain on the Deconsolidation and Sale of Subsidiary

Gain on Sale of Apidos. On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos to CVC for cash plus an interest in CVC Credit Partners and recorded a net gain on the sale of $54.5 million. Our investment in CVC Credit Partners was valued at $28.6 million based on a third-party valuation. The valuation utilized several approaches, including the implied transaction, dividend discount model, discounted cash flow analysis, and guideline public company. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. We are also entitled to receive incentive management fees from the legacy Apidos portfolios which were valued at $6.8 million based on the present value of the discounted projected cash flows of the legacy Apidos incentive management fees.

Back to Index

Back to Index

Net Loss (Income) Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our 2.2% ownership position. The remaining difference of RSO's net income is attributed to noncontrolling in the consolidated statements of operations for the periods presented. The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Real estate noncontrolling interest, net of tax of $(28), $0, $0 and $0 (1)	$(40)	$36	$(23)	$30
RSO net income attributable to noncontrolling interests	(23,708)	(17,917)	(44,394)	(47,892)
	$(23,748)	$(17,881)	$(44,417)	$(47,862)

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.
Income Taxes
We recorded the following income tax provisions (benefits) for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
RAI	$1,261	$(3,984)	$(396)	$13,358
RSO	722	3,979	4,221	6,978
Total	$1,983	$(5)	$3,825	$20,336
The effective income tax rate for RAI operations (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 25% and a benefit of 7% for the three and nine months ended September 30, 2013, respectively, as compared to an provision of 63% and 34% for the three and nine months ended September 30, 2012. Our effective income tax rate for RAI operations without discrete tax items would have been a provision of 12% and 18% for the three and nine months ended September 30, 2013, respectively.  We project our effective tax rate for RAI operations to be a provision between 6% and 11% for the calendar year 2013.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

                We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. We are currently undergoing a New York State examination for fiscal 2007 - 2009.  We are no longer subject to U.S. federal income tax examinations for fiscal years before 2010 and are no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2007.
Liquidity and Capital Resources
Our analysis if liquidity and capital reserves excludes the liquidity of our consolidated VIE -RSO as we do not access or the ability to utilize any of RSO's assets nor do we have any obligation or recourse with respect to any of its liabilities or borrowings.
As an asset management company, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations and, with respect to our investments, our ability to raise investor funds.
At September 30, 2013, our liquidity consisted of four primary sources:

•	cash on hand of $19.4 million;

•	$10.5 million of availability under our two corporate credit facilities;

Back to Index

Back to Index

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at September 30, 2013 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot assure you that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.
Refinancing Our Debt. We amended our Republic and TD Bank facilities in October and November 2012, respectively, to extend the maturities of these facilities to December 2014. In December 2012, we amended our Senior Notes to extend their maturity to March 2015. In November 2013, we further amended the facility with Republic to extend the maturity until December 28, 2016 and an increase in the unused fee to 0.50%.
As of September 30, 2013, our total borrowings outstanding of $20.4 million included $10.0 million of Senior Notes, $10.3 million of mortgage debt (secured by the underlying hotel property) and $45,000 of other debt.
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
In September 2013, we obtained approval from the holders of the Senior Notes to remove all limitations on our ability to declare and pay quarterly cash dividends. The determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.
Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at September 30, 2013 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,335	$195	$428	$489	$9,223

Recourse to the Company:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	45	45	—	—	—
	10,045	45	10,000	—	—

Operating lease obligations	15,836	2,097	4,113	3,788	5,838
Other long-term liabilities	7,064	838	1,609	1,486	3,131
Total contractual obligations	$43,280	$3,175	$16,150	$5,763	$18,192

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2013; less than 1 year: $1.6 million; 1-3 years:  $1.7 million; 4-5 years:  $1.2 million; and after 5 years: $1.7 million.

Back to Index

Back to Index

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$803	$803	$—	$—	$—
Total commercial commitments	$803	$803	$—	$—	$—
LEAF Valuation Commitment. In conjunction with the third-party equity investment in LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent the equity in that entity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days after December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall. As of September 30, 2013, the equity of the entity was in excess of the valuation amount, and, as such, we have no current liability with respect to this obligation.
Limited Loan Guarantee. We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $2.0 million ($1.5 million for LEAF I and $522,000 for LEAF II) as of September 30, 2013. If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, we have not recorded any liability with respect to this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $351,000 and $113,000 as of September 30, 2013 and December 31, 2012, respectively.  As of September 30, 2013 and December 31, 2012, Resource Securities net capital was $1.8 million and $258,000, respectively, which exceeded the minimum requirements by $1.4 million and $145,000, respectively.
Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at December 31, 2012. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  Our proportionate share of these payments was $1.1 million.
Legal proceedings. In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants consisting of investment banks, rating agencies, collateral managers, including Trapeza Capital Management, LLC, or TCM, and issuers of CDOs, including Trapeza CDO XIII, Ltd. and Trapeza CDO XIII, Inc. TCM and the Trapeza CDO issuers are collectively referred to as Trapeza. The complaint includes causes of action against TCM for fraud, negligent misrepresentation, violation of the Tennessee Securities Act of 1980 and unjust enrichment. First Community alleges, among other things, that it invested in certain CDOs, that the defendant rating agencies assigned inflated investment grade ratings to the CDOs, and that the defendant investment banks, collateral managers and issuers (including Trapeza) fraudulently and/or negligently made “materially false and misleading representations and omissions” that First Community relied on in investing in the CDOs, including both written representations in offering materials and unspecified oral representations. Specifically, with respect to Trapeza, First Community alleges that it purchased $20.0 million of notes in the D tranche of the Trapeza CDO XIII transaction from J.P. Morgan. The Court dismissed this matter in June 2012. First Community appealed and the appellate court affirmed the dismissal as against Trapeza in August 2013.

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
As of September 30, 2013, except for commitments for executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

Variable Interest Entities
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. We have variable interests in VIEs through our management contracts and investments in various securitization entities, including CDO issuers. Since we serve as the asset manager for the investment entities we sponsored and manage, we are generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In the case of an interest in a VIE managed by us, we will perform an additional qualitative analysis to determine if our interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, we compare the benefits we would receive (in the optimistic scenario) or the losses we would absorb (in the pessimistic scenario) as compared to benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by us were significant as compared to total benefits and losses absorbed by all variable interest holders, then we would conclude we are the primary beneficiary.
The financial statements as of September 30, 2013 and December 31, 2012 and for three and nine months ended September 30, 2013 and 2012 reflect the consolidation of RSO.
Our investment in RRE Opportunity REIT, and our investments in the structured finance entities that hold investments in trust preferred assets, which we refer to as our Trapeza entities, and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, we have advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2013.

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
Debt
At September 30, 2013, we had no borrowings outstanding under our two secured revolving credit facilities.
All other debt, as of September 30, 2013, was at fixed rates of interest and, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of September 30, 2013, our trading security portfolio was comprised of $3.7 million in equity and debt securities. Trading securities are recorded at fair value and changes in their fair values are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of September 30, 2013, the hypothetical loss would have been approximately $367,000.
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
Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed in "Remediation of Material Weakness" below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
We are in the process of implementing new procedures to strengthen our internal control over financial reporting. Other than these changes, as discussed below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
Management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting.  We designed our remediation efforts to address the material weakness identified by management in connection with the valuation of two of our legacy real estate investments and to strengthen our internal control over financial reporting.
As of September 30, 2013, we have taken steps to address the material weakness and to improve our internal control over financial reporting, as follows:

•	analyzed and confirmed the accuracy of any significant changes in the methods and assumptions used in valuing our legacy real estate portfolio; and

•	formalized our new documentation processes and procedures relative to these valuations.

Back to Index

Back to Index

In September 2013, management determined that Resource Capital Corp., or RSO, which we had previously treated as an unconsolidated variable interest entity, should be consolidated. Management has evaluated its internal control over financial reporting as a result of such determination and has concluded that the deficiency associated with our misapplication of the accounting guidance and the insufficient review of the accounting for the consolidation of variable interest entities constitutes a material weakness in our internal control over financial reporting and, consequently, that our disclosure controls and procedures were not effective.
Management has identified remedial steps that it is in the process of implementing with respect to this control weakness, as follows:

•	management has reviewed and re-evaluated the relevant accounting literature regarding variable interest entities and the circumstances under which they must be consolidated; and

•
management has re-evaluated and will continue to re-evaluate, based on reconsideration events, the treatment of our other unconsolidated variable interest entities to determine whether any of these entities should be consolidated.

Subject to satisfactory completion of the design and testing of these processes and procedures for effectiveness, management believes that the implementation of these new control processes and procedures will remediate the material weaknesses in its internal control over financial reporting and, as a result, its disclosure controls and procedures.

Back to Index

Back to Index

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2012 Form 10-K under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.
Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
As of September 30, 2013, we identified a material weakness in our internal control over financial reporting. Failure to maintain an effective system of internal controls may result in investors losing confidence in our financial reporting and disclosures and the price of our common stock may decline.
We have identified deficiencies in our internal control over financial reporting, which we have determined constitutes a material weakness in such financial controls and, consequently, in our disclosure controls and procedure. We have implemented steps to remediate such deficiencies. We discuss these deficiencies and our remedial steps in Item 4 in this report. We cannot assure you that such remedial steps will address adequately these deficiencies or that we have discovered all of the deficiencies that may exist in our internal controls over financial reporting. Failure to maintain an effective system of internal controls may result in investors losing confidence in our financial reporting and disclosures and the price of our common stock may decline.
As a result of our consolidation of RSO, our financial statements will be materially different from those we have heretofore issued as a separate entity, and will be affected by risks principally relating to RSO and not to us.
Following a re-evaluation of applicable accounting literature, management determined that we must treat RSO as a consolidated variable interest entity rather than as an unconsolidated variable interest entity as we have done previously. RSO has substantially greater assets, liabilities, revenues and expenses that we have as a separate company and, accordingly, our financial statements are substantially different from the financial statements we would present if we were not required to consolidate RSO. As a result of the consolidation of RSO, certain of the assets, liabilities, revenues and expenses set forth in our financial statements will be affected by risks affecting RSO. We refer you to a discussion of those risks set forth in Item 1A, “Risk Factors,” beginning on page 16 of RSO’s Annual Report on Form 10-K for the year ended December 31, 2012, a copy of which such discussion is attached to this report as Exhibit 99.4, and which is hereby incorporated herein by this reference.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended September 30, 2013 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	—	$—	382,915	610,916
August 1, 2013 to August 31, 2013	205,627	$7.53	588,542	405,289
September 1, 2013 to September 30, 2013	—	$—	588,542	405,289
Total	205,627	$7.53

(1)	The average price per share as reflected above includes broker fees and commissions.

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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (3)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.7(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (6)
10.7(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.7(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.9	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011. (10)
10.10	Second Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012.
10.10(a)	Amendment No. 1 to Second Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Stock Purchase Agreement by and among LEAF Commercial Capital, Inc., LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp., Resource America, Inc. and the Purchasers named therein, dated November 16, 2011. (10)

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)

Back to Index

Back to Index

99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
99.4	Risk factors of Resource Capital Corp.
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

November 18, 2013	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

November 18, 2013	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index