Form 10-K/A
period 2012-09-30
RESOURCE AMERICA, INC.
filed 2013-11-22
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Amendment No. 1 to
Form 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement filed with the Commission in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K/A.

Back to Index

ANNUAL REPORT ON FORM 10-K/A
For the fiscal year ended September 30, 2012
EXPLANATORY NOTE

In this Form 10-K/A, we are amending and replacing Parts I and II to our previously filed Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as filed on December 14, 2012, for the purpose of restating our consolidated balance sheets as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the fiscal years ended September 30, 2012 and 2011, including the applicable notes to consolidated financial statements, to reflect the consolidation of Resource Capital Corp. (“RSO”). We have also included in this report restated unaudited consolidated financial information for each of the four quarters of 2011. This report reflects the audited financial information of Resource America as of and for the fiscal years ended September 30, 2012 and 2011 as well as for the interim periods within the fiscal year ended September 30, 2011, which has been restated to include the consolidation of the audited financial information of RSO as of and for the corresponding calendar years ended December 31, 2012 and 2011, and the interim periods within the calendar year ended December 31, 2011. The quarters within the fiscal year ended September 30, 2012 are not included in this report and will instead be fully restated by their inclusion in the amended reports to be filed on December 31, 2012 quarterly report as a transitional Form 10-Q (“Form 10-QT”), Forms 10-Q/A for the quarters ended March 31 and June 30, 2013 as well as in the September 30, 2013 Form 10-Q.
     We do not plan to file an amendment to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 nor to our Quarterly Reports on Forms 10-Q for the quarterly periods ended December 31, 2011 and 2010, and March 31 and June 30, 2012 and 2011, respectively. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods since they are superseded by this report. In addition, we will be restating our Form 10-Qs for the quarters ended December 31, 2012, and March 31 and June 30, 2013. Furthermore, on September 30, 2013 we changed our fiscal year end from September 30th to December 31st, effective September 30, 2012, to conform our year end with that of RSO. Accordingly, we will file an amendment to our December 31, 2012 quarterly report as a transitional Form 10-Q (“Form 10-QT”) to reflect that change in our year end to December 31st. Our next Annual Report on Form 10-K will be filed for the year ending December 31, 2013.
For more detailed information about the restatement, please see Note 2, “Restatement of Consolidated Financial Statements For the Fiscal Years Ended and as of September 30, 2012 and 2011” and Note 27, “Unaudited Quarterly Financial Data and Restatement of Interim Financial Statements” in the accompanying consolidated financial statements and “Restatement of Previously Issued Financial Results” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

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
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of issuers of collateralized loan and debt obligations, or CDOs and CLOs. In October 2011, on behalf of Resource Capital Corp., or RSO, and third-party investors, we closed Apidos CLO VIII (par value of $350.0 million). Apidos CLO VIII's non-call period ended on October 17, 2013, at which time all assets were liquidated and all outstanding notes were paid off.
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
In July 2012, through our CVC Credit Partners joint venture, we closed Apidos CLO IX (par value of $409.8 million) and in November 2012, Apidos CLO X (par value of $450.0 million).

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

Back to Index

Back to Index

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

Back to Index

Back to Index

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

Back to Index

Back to Index

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

Back to Index

Back to Index

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
Our financial statements have been prepared to consolidate the financial statements of RSO. The impact of the consolidation is significant to the presentation of our financial statements but not to our financial condition or results of operations. See Note 3, “Summary of Significant Accounting Policies,” and Note 26, “Variable Interest Entities” of the notes to our restated consolidated financial statements in Item 8 of this report.
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

Back to Index

Back to Index

Senior Notes. In September and October 2009, we completed a private offering to certain senior executives and shareholders of $18.8 million of 12% senior notes due in September and October 2012, or the Senior Notes, with 5-year detachable warrants to purchase 3,690,195 shares (with an exercise price of $5.10 per share). The Senior Notes require quarterly payments of interest in arrears beginning December 31, 2009. The Senior Notes are unsecured, senior obligations and are junior to our existing and future secured indebtedness. We refinanced the Senior Notes in November 2011 through a partial redemption and modification. We redeemed $8.8 million of the existing notes for cash and modified $10.0 million of notes to a 9% interest rate and extended the maturity to October 2013. We further modified the Senior Notes in December 2012 to extend the maturity to March 31, 2015.
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
Subsequent Events
RAI - Real estate. In January 2013, we sold our 10% interest in a real estate joint venture to our partner for $3.0 million. We will continue to manage the asset and will receive property management fees in the future.
RSO related subsequent events. On January 2, 2013, RSO sold two CRE whole loans which are classified as loans held for sale at December 31, 2012 for $34.0 million.
On February 15, 2013, Olympic CLO I Ltd., one of the RCAM managed CLOs, with the consent of the Majority Preferred Shareholders, elected to redeem the outstanding notes in whole.
In April 2013, RSO entered into another stock purchase agreement with LEAF to purchase shares of newly issued Series E Preferred Stock for $2.2 million. The Series E Preferred Stock has priority over the other classes of preferred stock.
On April 2, 2013, RCC Real Estate, a subsidiary of RSO, entered into an amendment of its existing commercial real estate credit facility with Wells Fargo Bank, N.A. The amendment increases the size of the facility to $250.0 million and extends the current term of the facility to February of 2015 and provides two additional one year extension options at RSO’s discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
On July 19, 2013, an indirect wholly-owned subsidiary of RSO entered into a $200.0 million Master Repurchase Agreement with Deutsche Bank AG to be used to finance RSO’s core commercial real estate lending business. The financing facility matures initially on July 19, 2014, with the right to extend an additional two years to July 16, 2016.
On October 31, 2013, RSO acquired, through RCC Residential, Inc., its newly-formed taxable REIT subsidiary, a residential mortgage origination company, Primary Capital Advisors LC, or PCA, an Atlanta based firm, for $8.4 million; consisting of $7.6 million in cash and $800,000 in shares of RSO common stock.  Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.

Back to Index

Back to Index

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
Operating Segments and Geographic Information
We provide operating segment and geographic information about foreign operations in Note 26 of the notes to our restated consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” We provide additional narrative discussion of our operating segments in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

Back to Index

Back to Index

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

Back to Index

Back to Index

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

Back to Index

Back to Index

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
In fiscal 2010, we transferred substantially all of our commercial finance operations to LEAF and, in November 2011, as a result of the November 2011 LEAF Transaction, we deconsolidated LEAF, while retaining a minority interest in it. However, we retained the obligation to manage four equipment leasing partnerships funds. In connection therewith, we have entered into a sub-servicing agreement with LEAF to service the leases held by these funds. Although we waived receipt of all future management fees, we are still obligated to pay sub-servicing fees to LEAF. Furthermore, we along with two of the commercial finance investment partnerships have provided a limited guarantee to the lender on debt outstanding on these respective investment partnerships (reference is made to Note 24 of the Notes to the Restated Consolidated Financial Statements, "Commitments and Contingencies").
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
We have identified deficiencies in our internal control over financial reporting, which we have determined constitutes a material weakness in such financial controls and, consequently, in our disclosure controls and procedure. We have implemented steps to remediate such deficiencies. We discuss these deficiencies and our remedial steps in Item 9A in this report. We cannot assure you that such remedial steps will address adequately these deficiencies or that we have discovered all of the deficiencies that may exist in our internal controls over financial reporting. Failure to maintain an effective system of internal controls may result in investors losing confidence in our financial reporting and disclosures and the price of our common stock may decline.

Back to Index

Back to Index

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

ITEM 2.    PROPERTIES.
Philadelphia, Pennsylvania:
We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019. Certain of our financial fund management and real estate operations are also located in these offices and at another office building at One Commerce Square, 2005 Market Street, Philadelphia, Pennsylvania. The One Commerce Square lease, for 59,448 square feet, expired in August 2013 and was not renewed.
In addition, we leased 21,554 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, which was primarily sublet to Atlas Energy, L.P., an affiliated entity. This lease which expired in May 2013 and was not renewed, is in an office building in which we own a 5% equity interest. In October 2012, we signed a ten-year lease which commenced in August 2013 for 28,930 square feet in another area of the building.
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
Comparison of Five Year Cumulative Total Return

Back to Index

Back to Index

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data should be read together with our restated consolidated financial statements, the notes to our restated consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected restated consolidated financial data for each of the fiscal years ended September 30, 2012, 2011 and 2010, and as of September 30, 2012 and 2011 from our restated consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the fiscal years ended September 30, 2009 and 2008 and as of September 30, 2010, 2009 and 2008 from our consolidated internal financial statements for those periods.
The statement of operations data and the balance sheet data for the fiscal years ended September 30, 2012 and 2011, and as of September 30, 2012 and 2011 have been restated to reflect the consolidation of RSO (as of and for their year ended December 31, 2012), an entity we had previously reflected as an unconsolidated variable interest entity, or VIE. Reference is made to Notes 2 and 26 to the notes to our restated consolidated financial statements.
The following table sets forth selected operating and balance sheet data:

Back to Index

Back to Index

	As of and for the Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
	(restated)	(restated)
	(in thousands, except per share data)

Statement of operations data:
Revenues:
Real estate (1)	$40,595	$38,380	$31,911	$25,417	$31,519
Financial fund management (2)	21,957	25,841	33,140	33,344	27,536
Commercial finance (3)	1,884	21,795	23,677	48,767	93,016

Revenues from consolidated VIE - RSO	123,698	95,986	—	—	—
Elimination of consolidated VIE revenues attributed to operating segments	(17,234)	(15,070)	—	—	—
Total revenues	$170,900	$166,932	$88,728	$107,528	$152,071
Income (loss) from continuing operations	$87,862	21,811	$(17,297)	$(16,090)	$(29,949)
(Loss) income from discontinued operations, net of tax	(58)	(2,202)	622	(444)	(1,299)
Net income (loss)	87,804	19,609	(16,675)	(16,534)	(31,248)
Net (income) loss attributable to noncontrolling interests	223	2,111	3,224	1,603	5,005
Net income attributable to noncontrolling interests - RSO	(62,520)	(36,283)	—	—	—
Net income (loss) attributable to common shareholders	$25,507	$(14,563)	$(13,451)	$(14,931)	$(26,243)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.29	$(0.64)	$(0.74)	$(0.78)	$(1.40)
Discontinued operations	—	(0.11)	0.03	(0.03)	(0.07)
Net income (loss)	$1.29	$(0.75)	$(0.71)	$(0.81)	$(1.47)

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$1.24	$(0.64)	$(0.74)	$(0.78)	$(1.40)
Discontinued operations	—	(0.11)	0.03	(0.03)	(0.07)
Net income (loss)	$1.24	$(0.75)	$(0.71)	$(0.81)	$(1.47)

Dividends declared per common share	$0.12	0.12	$0.09	$0.20	$0.28

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,565	$(12,361)	$(14,073)	$(14,487)	$(24,944)
Discontinued operations	(58)	(2,202)	622	(444)	(1,299)
Net income (loss)	$25,507	$(14,563)	$(13,451)	$(14,931)	$(26,243)

Balance sheet data:
Total assets	$2,644,263	$2,636,985	$233,842	$373,794	$757,297
Total net assets (4)	$167,813	$399,750	$233,842	$373,794	$757,297
Borrowings	$21,343	$214,054	$66,110	$191,383	$554,059
Borrowings of consolidated VIE - RSO	$1,785,600	$1,794,083	$—	$—	$—
Total stockholders' equity attributable to common shareholders	$155,598	$131,590	$120,368	$139,818	$143,733
Total equity	$737,256	$528,698	$129,084	$140,141	$146,343

(1)    Includes revenues of $10,667 and $6,968 related to RSO
(2)    Includes revenues of $7,424 and $5,536 related to RSO
(3)    Includes revenues of $0 and $144 related to RSO
(4)    Total net assets excludes the assets of consolidated VIE - RSO

Back to Index

Back to Index

The following sets forth the effect of the restatement on the applicable line items in the Company's selected financial data as of and for the fiscal year ended September 30, 2012, which consolidates RSO as of and for their calendar year ended December 31, 2012 (in thousands, except per share data):

	As of and for the Fiscal Year Ended
	September 30, 2012
	As Previously Reported	RSO	Eliminations	As Restated
Statement of operations data:
Revenues:
Real estate	$40,595	$—	$—	$40,595
Financial fund management	21,957	—	—	21,957
Commercial finance	1,884	—	—	1,884
	64,436	—	—	64,436
Revenues from consolidated VIE - RSO	—	123,698	—	123,698
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(17,234)	(17,234)
Total revenues	$64,436	$123,698	$(17,234)	$170,900
Income (loss) from continuing operations	$26,240	64,443	(2,821)	$87,862
Loss from discontinued operations, net of tax	(58)	—	—	(58)
Net income	26,182	64,443	(2,821)	87,804
Net (income) loss attributable to noncontrolling interests - RAI	(348)	—	571	223
Net income attributable to noncontrolling interests - RSO	—	(62,520)	—	(62,520)
Net income (loss) attributable to common shareholders	$25,834	$1,923	$(2,250)	$25,507

Basic earnings per share attributable to common shareholders:
Continuing operations	$1.31			$1.29
Discontinued operations	—			—
Net income	$1.31			$1.29

Diluted earnings per share attributable to common shareholders:
Continuing operations	$1.25			$1.24
Discontinued operations	—			—
Net income	$1.25			$1.24

Dividends declared per common share	$0.12			$0.12

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,892	$1,923	$(2,250)	$25,565
Discontinued operations	(58)	—	—	(58)
Net income (loss)	$25,834	$1,923	$(2,250)	$25,507

Balance sheet data:
Total assets	$196,743	$2,478,251	$(30,731)	$2,644,263
Borrowings (excluding borrowings of consolidated VIE - RSO)	$23,020	$—	$(1,677)	$21,343
Total equity	$146,301	$613,345	$(22,390)	$737,256

Back to Index

Back to Index

The following sets forth the effect of the restatement on the applicable line items in the Company's selected financial data as of and for the fiscal year ended September 30, 2011 incorporating RSO for the calendar year ended December 31, 2011(in thousands, except per share data):

	As of and for the Fiscal Year Ended
	September 30, 2011
	As Previously Reported	RSO	Eliminations	As Restated
Statement of operations data:
Revenues:
Real estate	$38,380	$—	$—	$38,380
Financial fund management	25,841	—	—	25,841
Commercial finance	21,795	—	—	21,795
	86,016	—	—	86,016
Revenues from consolidated VIE - RSO	—	95,986	—	95,986
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(15,070)	(15,070)
Total revenues	86,016	95,986	(15,070)	166,932
(Loss) income from continuing operations	$(5,227)	37,716	(10,678)	$21,811
Loss from discontinued operations, net of tax	(2,202)	—	—	(2,202)
Net (loss) income	(7,429)	37,716	(10,678)	19,609
Net (income) loss attributable to noncontrolling interests	(799)	—	2,910	2,111
Net income attributable to noncontrolling interests - RSO	—	(36,283)	—	(36,283)
Net (loss) income attributable to common shareholders	$(8,228)	$1,433	$(7,768)	$(14,563)

Basic loss per share attributable to common shareholders:
Continuing operations	$(0.31)			$(0.64)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.42)			$(0.75)

Diluted loss per share attributable to common shareholders:
Continuing operations	$(0.31)			$(0.64)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.42)			$(0.75)

Dividends declared per common share	$0.12			$0.12

Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(6,026)	$1,433	$(7,768)	$(12,361)
Discontinued operations	(2,202)	—	—	(2,202)
Net (loss) income	$(8,228)	$1,433	$(7,768)	$(14,563)

Balance sheet data:
Total assets	$422,506	$2,284,724	$(70,245)	$2,636,985
Borrowings (excluding borrowings of consolidated VIE - RSO)	$222,659	$—	$(8,605)	$214,054
Total equity	$157,728	$429,690	$(58,720)	$528,698

Back to Index

Back to Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Commencing in Fiscal 2011, we implemented the accounting guidance related to the consolidation of variable interest entities, or VIEs and, accordingly, the financial information presented for fiscal years 2012 and 2011 reflects the operations and assets of Resource Capital Corp, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage (NYSE: RSO), on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze the Resource America operations by its three business segments: Real Estate, Financial Fund Management, and Commercial Finance and one segment, RSO, which is a consolidated VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes. The impact of the consolidation is significant to the presentation of our financial statements but is not material to our financial condition, results of operations or cash flows as reflected in Note 2 of the Notes to Restated Consolidated Financial Statements in Item 8 of this Report.
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
In April 2012, we completed the sale of our common equity interests in Apidos Capital Management, LLC, or Apidos, our former CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received $25.0 million in cash (before transaction costs) and 33% partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, which includes the Apidos portfolio as well as the portfolio contributed by CVC. Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale.
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligations, or CLOs and CDOs. In October 2011, on behalf of RSO, and third-party investors, we closed Apidos CLO VIII ($350.0 million of par value). Through our CVC Credit Partners joint venture, we closed Apidos CLO IX ($409.8 million of par value) in July 2012 and Apidos CLO X ($450.0 million of par value) in November 2012. For fiscal 2013, we expect to continue to focus on managing our existing assets as well as to continue to expand our CLO business through our joint venture.

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
We recorded consolidated net income attributable to common shareholders of $25.5 million for fiscal 2012. This was primarily the result of recording a $36.0 net gain (net of tax of $18.5 million) from the sale of Apidos, offset, in part, by an $11.1 million (net of tax of $5.7 million) provision for credit losses on our receivables from the commercial finance funds.
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
The impact of consolidation is significant to the presentation of our financial statements, but not to our financial condition or results of operations. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse to us. Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our 2.7% ownership position.
The operating results and the discussion that follows the description of each of our operating segments is presented before the consolidation of RSO to appropriately reflect the manner in which we conduct our operations. Management believes that excluding the fees earned by us under the terms of the management agreement with RSO that are eliminated upon consolidation may impact a reader’s analysis and understanding of our results of operations.

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
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
	(restated)	(restated)
Fund management revenues (1)	$33,062	$43,521	$51,411
Finance and rental revenues (2)	12,903	27,738	20,281
RSO management fees (3)	15,927	11,496	10,649
Gains on resolution of loans (4)	84	196	2,870
Other revenues (5)	2,460	3,065	3,517
Subtotal - Resource America revenues before consolidating with RSO	64,436	86,016	88,728
RSO - consolidated VIE revenues	123,698	95,986	—
Elimination of consolidated VIE revenues attributed to operating segments	(17,234)	(15,070)	—
	$170,900	$166,932	$88,728

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

(4)    Includes the resolution of loans we hold in our real estate segment.

(5)	For periods prior to November 2011, primarily include insurance fees, documentation fees and other charges earned by our commercial finance operations.
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

	Fiscal Years Ended September 30,
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
Revenues − Fiscal 2012 Compared to Fiscal 2011
Revenues from our real estate operations increased $2.2 million to $40.6 million for fiscal 2012 from 2011.  We attribute the increase primarily to the following:
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

Back to Index

Back to Index

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

Back to Index

Back to Index

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

Back to Index

Back to Index

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
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
	(restated)	(restated)
Revenues:
Fund management fees	$9,500	$15,601	$16,419
RSO management fees - trading portfolio	5,926	2,974	—
RSO management fees	1,035	1,774	2,718
Introductory agent fees	1,234	4,538	7,713
Equity in earnings of unconsolidated CDO issuers	823	948	2,118
Equity in earnings of CVC Credit Partners	568	—	—
Gains, net, on trading securities	2,030	—	—
Interest income on loans	—	—	860
Other revenues	61	7	838
	21,177	25,842	30,666
Total limited and general partner interests	780	(1)	2,474
	$21,957	$25,841	$33,140
Costs and expenses:
General and administrative expenses	$11,623	$17,621	$20,799
Other costs and expenses	5,463	2,941	229
	$17,086	$20,562	$21,028

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

Back to Index

Back to Index

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

Back to Index

Back to Index

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

	Fiscal Years Ended September 30,
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

Back to Index

Back to Index

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

	Fiscal Years Ended September 30,
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

	Fiscal Years Ended September 30,
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

Back to Index

Back to Index

Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs (and the acceleration of those costs for credit facilities which were significantly amended or terminated prior to their stated maturity), as well as discounts related to the following: (a) the value of the warrants we issued to holders of our Senior Notes, (b) the LEAF warrants issued in connection with its credit facility, and (c) LEAF's securitized borrowings and the corresponding issuance of equipment-backed notes. We recorded interest expense for LEAF for the period prior to its deconsolidation in November 2011 (see Note 1 of the notes to our restated consolidated financial statements in Item 8 of this report). The following table reflects interest expense as reported by segment (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
Commercial finance	$1,749	$8,563	$6,271
Corporate	2,136	5,671	5,738
Real estate	856	1,109	1,074
Financial fund management	—	—	3
	$4,741	$15,343	$13,086
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Fiscal Years Ended September 30,
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

(2)
The amounts presented for commercial finance for fiscal 2012 reflect activity during the period from October 1 to November 16, 2011. Subsequently, these facilities have been deconsolidated from our restated consolidated financial statements.

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

Back to Index

Back to Index

Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF in November 2011, we no longer record commercial finance non-controlling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
	(restated)	(restated)
Noncontrolling interests attributable to RSO (1)	$(62,520)	$(36,283)	$—
Other:
Commercial finance -stock-based compensation, net of tax of $0, $949, $1,699 (2)	$218	$2,059	$3,155
Real estate - outside interest in our hotel property (3)	5	52	61
Other partnership interests (4)	—	—	8
	$223	$2,111	$3,224

(1)
Our rights and benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor of RSO which is limited to our ownership position. The remaining difference of RSO's net income (loss) is attributed to noncontrolling interests - RSO.

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

Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations between RAI and RSO:

	Fiscal Years Ended September 30,
	2012	2011	2010
RAI	$13,512	$(4,607)	$(2,650)
RSO	14,602	12,036	—
Total	$28,114	$7,429	$(2,650)
The following paragraphs discuss the income tax, exclusive of the income tax provision for our consolidated VIE - RSO.
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

Back to Index

Back to Index

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

	Fiscal Years Ending September 30,
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
The following summarizes the operating activities of RSO for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Total interest income	$133,330	$109,874
Interest expense	42,792	32,186
Net interest income	90,538	77,688
Other revenues	33,160	18,298
Total revenue	123,698	95,986
Operating expenses	78,452	62,139
Net operating income	45,246	33,847
Other revenue	19,197	3,869
Net income	$64,443	$37,716

Back to Index

Back to Index

Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE, RSO, as we do not have access or the ability to utilize any of RSO's assets nor do we have any obligation or recourse with respect to any of its liabilities or borrowings.
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
As of September 30, 2012, our total borrowings outstanding of $21.3 million included $10.0 million of Senior Notes, $10.5 million of mortgage debt (secured by the underlying property) and $812,000 of other debt.
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
Our Senior Notes limited the amount of cash dividends to $0.03 per share unless our basic earnings per common share from continuing operations from the preceding fiscal quarter exceeds $0.25 per share. In September 2013, we obtained approval from the holders of the Senior Notes to remove all limitations on our ability to declare and pay quarterly cash dividends. The determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

Back to Index

Back to Index

Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE, RSO, as we do not have any obligation or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at September 30, 2012 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(restated)	(restated)	(restated)	(restated)	(restated)
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,531	$182	$401	$454	$9,494

Recourse to the Company:
Other debt (1)	10,487	487	10,000	—	—
Capital lease obligations (1)	325	235	90	—	—
	10,812	722	10,090	—	—

Operating lease obligations	17,440	1,802	4,043	4,058	7,537
Other long-term liabilities	9,247	1,840	1,609	1,486	4,312
Total contractual obligations	$48,030	$4,546	$16,143	$5,998	$21,343

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2012; less than 1 year: $1.6 million; 1-3 years:  $1.4 million; 4-5 years:  $1.3 million; and after 5 years:  $2.3 million.

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
As of September 30, 2012, except for the clawback liability recorded for the two Trapeza entities, real estate commitments, and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the restated consolidated financial statements.
Variable Interest Entities
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. We have variable interests in VIEs through our management contracts and investments in various securitization entities, including CDO issuers. Since we serve as the asset manager for the investment entities we sponsored and manage, we are generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In the case of an interest in a VIE managed by us, we will perform an additional qualitative analysis to determine if our interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, we compare the benefits we would receive (in the optimistic scenario) or the losses we would absorb (in the pessimistic scenario) as compared to benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by us were significant as compared to total benefits and losses absorbed by all variable interest holders, then we would conclude that we are the primary beneficiary.
The financial statements for September 30, 2012 and 2011 have been restated to reflect the consolidation of RSO. Also as of September 30, 2012 and 2011, we had one real estate VIE in which we held a mezzanine loan that we consolidated. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved. See Note 26 for additional disclosures pertaining to VIEs.

Back to Index

Back to Index

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
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our restated consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. We make estimates of our allowance for credit losses, the valuation allowance against our deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The financial fund management segment makes assumptions in determining the fair value of our investments in securities and in estimating the liability, if any, for clawback provisions on certain of our partnership interests. We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the Senior Notes and related warrants. On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Investment Securities
Our investment securities available-for-sale, including investments in the CLO issuers we sponsored, are carried at fair value. The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs. Investments in affiliated entities, including holdings in TBBK, are valued at the closing price of the respective publicly-traded stock. The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, is reported through accumulated other comprehensive income and loss. Realized gains and losses on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
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
Accounting for Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the our restated consolidated financial statements or tax returns.
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

Back to Index

Back to Index

Recent Accounting Standards
Newly-Adopted Accounting Principle
Comprehensive Income (Loss). In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). We early adopted this disclosure requirement and have included the Statements of Comprehensive Income (Loss).
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
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the accompanying consolidated balance sheets of Resource America, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource America, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of September 30, 2012 and 2011 and for each of the two years in the period ended September 30, 2012 to correct an error.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 22, 2013 expressed an adverse opinion.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
November 22, 2013

Back to Index

Back to Index

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2012	2011
	(Restated)	(Restated)
ASSETS
Cash	$19,393	$24,455
Restricted cash	642	20,257
Receivables	3,554	1,981
Receivables from managed entities and related parties, net	34,418	52,117
Investments in commercial finance, net	—	192,012
Investments in real estate, net	19,149	19,942
Investment securities, at fair value	7,030	2,732
Investments in unconsolidated loan manager (see Notes 1 and 9)	36,356	—
Investments in unconsolidated entities	12,993	12,710
Assets of consolidated variable interest entities ("VIE") - RSO (see Note 26):
Cash and cash equivalents (including restricted cash)	179,390	185,922
Investments, at fair value	256,433	179,539
Loans	1,849,321	1,776,109
Investments in real estate and consolidated entities	120,706	60,056
Other assets - RSO	70,600	35,609
Total assets of consolidated VIE - RSO	2,476,450	2,237,235

Property and equipment, net	2,732	6,998
Deferred tax assets, net	27,770	43,915
Goodwill	—	7,969
Other assets	3,776	14,662
Total assets	$2,644,263	$2,636,985

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$23,042	$40,887
Payables to managed entities and related parties	4,349	1,010
Borrowings	21,343	214,054
Liabilities of consolidated VIE - RSO (see Note 26):
Borrowings	1,785,600	1,794,083
Other liabilities	72,673	58,253
Total liabilities of consolidated VIE - RSO	1,858,273	1,852,336
Total liabilities	1,907,007	2,108,287

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 29,866,664 and 28,779,998 shares issued (including nonvested restricted stock of 403,195 and 649,007), respectively	294	281
Additional paid-in capital	285,844	281,686
Accumulated deficit	(25,857)	(49,054)
Treasury stock, at cost; 9,756,955 and 9,126,966 shares, respectively	(102,457)	(98,954)
Accumulated other comprehensive loss	(2,226)	(2,369)
Total stockholders’ equity	155,598	131,590
Noncontrolling interests	208	(1,269)
Noncontrolling interest attributable to RSO	581,450	398,377
Total equity	737,256	528,698
	$2,644,263	$2,636,985

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2012	2011	2010
	(Restated)	(Restated)
REVENUES:
Real estate (includes revenues of $10,667 and $6,968 related to RSO)	$40,595	$38,380	$31,911
Financial fund management (includes revenues of $7,424 and $5,536 related to RSO)	21,957	25,841	33,140
Commercial finance (includes revenues of $0 and $144 related to RSO)	1,884	21,795	23,677
	64,436	86,016	88,728
Revenues from consolidated VIE - RSO (see Note 26)	123,698	95,986	—
Elimination of consolidated VIE revenues attributed to operating segments	(17,234)	(15,070)	—
Total revenues	170,900	166,932	88,728

COSTS AND EXPENSES:
Real estate	29,669	24,465	20,780
Financial fund management	17,086	20,562	21,028
Commercial finance	2,414	15,207	18,164
Restructuring expenses	365	—	—
General and administrative	10,460	11,522	12,972
(Gain) loss on sale of leases and loans	(37)	(659)	8,097
Impairment charges	2,280	—	2,828
Provision for credit losses	17,246	10,661	5,209
Depreciation and amortization	3,653	10,739	7,842
	83,136	92,497	96,920
Expenses from consolidated VIE - RSO (see Note 26)	63,850	50,103	—
Elimination of consolidated VIE expenses attributed to operating segments	(16,360)	(11,061)	—
Total expenses	130,626	131,539	96,920
OPERATING INCOME (LOSS)	40,274	35,393	(8,192)
OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	63,291	—	—
Loss on extinguishment of debt	(2,190)	—	—
Gain on sale of management contract	—	6,520	—
Gain (loss) on sale of investment securities, net	63	(1,198)	(451)
Other-than-temporary impairment on investments	(74)	—	(809)
Interest expense	(4,741)	(15,343)	(13,086)
Other (expense) income, net	(71)	(213)	2,591
Other income, net, from consolidated VIE - RSO (see Note 26)	19,197	3,869	—
Elimination of consolidated VIE other income attributed to operating segments	227	212	—
	75,702	(6,153)	(11,755)
Income (loss) from continuing operations before taxes	115,976	29,240	(19,947)
Income tax provision - RSO	14,602	12,036	—
Income tax provision (benefit) - RAI	13,512	(4,607)	(2,650)
Income (loss) from continuing operations	87,862	21,811	(17,297)
(Loss) income from discontinued operations, net of tax	(58)	(2,202)	622
Net income (loss)	87,804	19,609	(16,675)
Net loss attributable to noncontrolling interests	223	2,111	3,224
Net income attributable to noncontrolling interests - RSO	(62,520)	(36,283)	—
Net income (loss) attributable to common shareholders	$25,507	$(14,563)	$(13,451)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,565	$(12,361)	$(14,073)
Discontinued operations	(58)	(2,202)	622
Net income (loss)	$25,507	$(14,563)	$(13,451)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2012	2011	2010
	(Restated)	(Restated)
Basic earnings (loss) per share:
Continuing operations	$1.29	$(0.64)	$(0.74)
Discontinued operations	—	(0.11)	0.03
Net income (loss)	$1.29	$(0.75)	$(0.71)
Weighted average shares outstanding	19,740	19,525	18,942

Diluted earnings (loss) per share:
Continuing operations	$1.24	$(0.64)	$(0.74)
Discontinued operations	—	(0.11)	0.03
Net income (loss)	$1.24	$(0.75)	$(0.71)
Weighted average shares outstanding	20,634	19,525	18,942

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED SEPTEMBER 30, 2012, 2011 AND 2010
(in thousands)

	Attributable to Common Shareholders
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests RSO	Total Equity
			(Restated)		(Restated)	(Restated)	(Restated)		(Restated)
Balance, October 1, 2009	$272	$277,944	$(22,471)	$(100,367)	$(15,560)	$139,818	$323	$—	$140,141
Net loss	—	—	(13,451)	—	—	(13,451)	(3,224)	—	(16,675)
Issuance of common shares	2	56	—	—	—	58	—	—	58
Treasury shares issued	—	(655)	—	1,037	—	382	—	—	382
Stock-based compensation	—	226	—	—	—	226	—	—	226
Restricted stock awards	—	2,765	—	—	—	2,765	46	—	2,811
Issuance of warrants in Senior Notes offering	—	1,042	—	—	—	1,042	—	—	1,042
Cash dividends	—	—	(1,636)	—	—	(1,636)	—	—	(1,636)
Other	—	—	—	—	—	—	7	—	7
Other comprehensive income (loss)	—	—	—	—	2,753	2,753	(25)	—	2,728
Balance, October 1, 2010	274	281,378	(37,558)	(99,330)	(12,807)	131,957	(2,873)	—	129,084
Restatement adjustments	—	—	5,313	—	10,208	15,521	—	316,588	332,109
Balance, October 1, 2010 (Restated)	274	281,378	(32,245)	(99,330)	(2,599)	147,478	(2,873)	316,588	461,193
Net loss	—	—	(14,563)	—	—	(14,563)	(2,111)	36,283	19,609
Issuance of common shares	7	1,907	—	—	—	1,914	—	—	1,914
Treasury shares issued	—	(320)	—	617	—	297	—	—	297
Stock-based compensation	—	2,188	—	—	—	2,188	40	—	2,228
Repurchase of common stock	—	—	—	(241)	—	(241)	—	—	(241)
Cash dividends	—	—	(2,246)	—	—	(2,246)	—	—	(2,246)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	57,915	57,915
Noncontrolling interests related to LEAF	—	(3,467)	—	—	—	(3,467)	3,699	—	232
Other comprehensive loss	—	—	—	—	230	230	(24)	(12,409)	(12,203)
Balance, October 1, 2011	281	281,686	(49,054)	(98,954)	(2,369)	131,590	(1,269)	398,377	528,698
Net income	—	—	25,507	—	—	25,507	(223)	62,520	87,804
Issuance of common shares	13	3,830	—	—	—	3,843	—	—	3,843
Treasury shares issued	—	(249)	—	539	—	290	—	—	290
Stock-based compensation	—	1,286	—	—	—	1,286	—	—	1,286
Repurchases of common stock	—	—	—	(4,042)	—	(4,042)	—	—	(4,042)
Cash dividends	—	—	(2,310)	—	—	(2,310)	—	—	(2,310)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	101,304	101,304
Other	—	—	—	—	—	—	3	—	3
Deconsolidation of LEAF (see Note 1)	—	(709)	—	—	—	(709)	1,648	—	939
Other comprehensive income	—	—	—	—	143	143	49	19,249	19,441
Balance, September 30, 2012	$294	$285,844	$(25,857)	$(102,457)	$(2,226)	$155,598	$208	$581,450	$737,256

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Fiscal Years Ended September 30,
	2012	2011	2010
	(Restated)	(Restated)
Net income (loss)	$87,804	$19,609	$(16,675)

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale, net of tax of $(17), $(326) and $1,481	(28)	(528)	2,160
Less: reclassification for losses realized, net of tax of $28, $566 and $568	45	904	870
	17	376	3,030
Minimum pension liability adjustments, net of tax of $(221), $(432) and $(223)	(289)	(632)	(257)
Less: reclassification for losses realized, net of tax of $164 ,$129 and $116	215	169	147
	(74)	(463)	(110)

Unrealized gain (loss) on hedging contracts, net of tax of $13, $(58) and $109	(6)	(75)	192
Deconsolidation of LEAF- unrealized loss on hedging contracts, net of tax of $174	255	—	—
	249	(75)	192

Foreign currency translation gain (loss)	—	368	(384)
Subtotal - activity related to RAI:	192	206	2,728

Activity related to consolidated VIE - RSO:
Unrealized gains (losses) on available for sale securities, net	18,770	(13,798)	—
Reclassification adjustment for gains included in net income	1,728	1,080	—
Unrealized (losses) gains on derivatives, net	(1,476)	82	—
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	227	227	—
Subtotal - activity related to RSO:	19,249	(12,409)	—
Subtotal- other comprehensive income (loss)	19,441	(12,203)	2,728
Comprehensive income (loss)	107,245	7,406	(13,947)
Comprehensive (income) loss attributable to noncontrolling interests	(81,595)	(21,739)	3,249
Comprehensive income (loss) attributable to common shareholders	$25,650	$(14,333)	$(10,698)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended September 30,
	2012	2011	2010
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$87,804	$19,609	$(16,675)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,875	15,868	12,088
Impairment charges	2,280	—	2,828
Provision for credit losses	17,246	11,460	5,209
Unrealized gain on trading securities	(1,108)	—	—
Equity in earnings of unconsolidated entities	(3,439)	(10,377)	(4,870)
Distributions from unconsolidated entities	3,463	4,522	5,104
(Gain) loss on sale of leases and loans	(37)	(659)	8,097
Other-than-temporary impairment on investments	74	—	809
(Gain) loss on sale of loans and investment securities, net	(972)	1,198	451
Gain on sale of assets	(84)	(196)	(2,870)
Gain on sale and deconsolidation of subsidiaries	(63,291)	—	—
Loss on extinguishment of debt	2,190	—	—
Gain on sale of management contract	—	(6,520)	—
Deferred income tax provision (benefit)	13,393	(5,657)	(4,564)
Equity-based compensation issued	1,286	2,525	3,573
Equity-based compensation received	—	—	(1,441)
Trading securities purchases and sales, net	(1,048)	—	—
Decrease in commercial finance investments	—	—	17,603
Loss (income) from discontinued operations	58	2,202	(622)
Changes in operating assets and liabilities	(2,911)	(2,624)	1,719
Change in cash attributable to operations of consolidated VIE - RSO	(65,226)	(16,165)	—
Net cash (used in) provided by operating activities	(5,447)	15,186	26,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(222)	(1,165)	(782)
Payments received on real estate loans and real estate	1,726	16,487	9,205
Investments in unconsolidated real estate entities	(1,608)	(2,371)	(1,821)
Purchase of commercial finance assets	(18,483)	(105,777)	(11,771)
Principal payments received on leases and loans	9,043	29,056	—
Purchase of loans and securities by consolidated VIE - RSO	(769,762)	(1,072,132)	—
Principal payments and proceeds from sales received by consolidated VIE - RSO	822,476	663,663	—
Cash divested on deconsolidation of LEAF	(2,284)	—	—
Net proceeds from sale of Apidos and cash divested on deconsolidation	17,860	—	—
Proceeds from sale of management contract	—	9,095	—
Purchase of loans and investments	(1,874)	—	(1,445)
Proceeds from sale of loans and investments	262	3,779	4,094
Increase in restricted cash of consolidated VIE - RSO	50,756	31,014	—
Other investing activity of consolidated VIE	(1,925)	(45,533)	—
Net cash provided by (used in) in investing activities	105,965	(473,884)	(2,520)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands)

	Fiscal Years Ended September 30,
	2012	2011	2010
	(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	106,043	103,401
Principal payments on borrowings	(129,416)	(55,778)	(128,767)
Net (repayments) borrowings of debt by consolidated VIE - RSO	(207,149)	358,029	—
Dividends paid	(2,310)	(2,246)	(1,636)
Dividends paid on common stock by consolidated VIE - RSO	(71,876)	(67,414)	—
Proceeds from issuance of common stock	2,131	1,914	58
Net proceeds from issuance of common stock by consolidated VIE - RSO	171,056	129,911	—
Repurchase of common stock	(2,324)	(241)	—
(Increase) decrease in restricted cash	(664)	4,530	(9,277)
Other	(2,275)	(2,299)	(2,652)
Other financing activity of consolidated VIE - RSO	9,687	729	—
Net cash (used in) provided by financing activities	(104,295)	473,178	(38,873)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(1,285)	(1,268)	—
Net cash used in discontinued operations	(1,285)	(1,268)	—

(Decrease) increase in cash	(5,062)	13,212	(14,954)
Cash, beginning of year	24,455	11,243	26,197
Cash, end of year	$19,393	$24,455	$11,243

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). RSO has been reflected on a consolidated basis with our financial statements for the fiscal years ended September 30, 2011 and 2012 on a calendar year basis for both years (see Notes 2 and 26).
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. LEAF Financial retained the management of the four equipment leasing partnerships, which are sub-serviced by LEAF. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). Pursuant to the November 2011 LEAF Transaction, Eos invested $50.0 million in cash in LEAF in exchange for 50,000 shares of newly-issued 12% Series A Participating Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase 2,954 shares of LEAF common stock for an exercise price of $0.01 per share, collectively representing, on a fully-diluted basis, a 45.1% interest in LEAF. In exchange for its prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly-issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly-issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF. The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest. Additional warrants were provided to LEAF's lender in accordance with a financing agreement, which reduced the Company's investment to 14.9% on a fully-diluted basis. As a result of the November 2011 LEAF Transaction, the Company deconsolidated LEAF (see Note 4) and has accounted for its investment in LEAF on the equity method beginning on November 17, 2011. In conjunction with the transaction and resulting deconsolidation of LEAF, the Company recorded a gain of $8.7 million.
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

NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS
ENDED AND AS OF SEPTEMBER 30, 2012 and 2011
On September 19, 2013, the Audit Committee of the Board of Directors of Resource America, Inc. (the “Company”) concluded that it was necessary to restate the audited financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the unaudited financial statements in its Quarterly Reports on Form 10-Q for each of the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013 (collectively, the “Financial Statements”) to consolidate Resource Capital Corp. (“RSO”). The Company owned 2.65% and 3.24% of outstanding RSO common stock as of September 30, 2012 and 2011, respectively.
Impact related to the consolidation of differing periods. The restated consolidating financial statements that follow reflect the consolidation of the Company’s net assets and results of its operations as of and for the fiscal year ended September 30, 2012 and 2011 with that of RSO as of and for the calendar year ended December 31, 2012 and 2011. This is the only filing by the Company that reflects the consolidation of RAI and RSO on non-conforming periods; all future filings of the Company will reflect the consolidation for conformed periods. The impact of consolidating the mismatched periods to the Company’s net income attributable to common shareholders was an adjustment of $(2.6) million and $747,000, respectively, for the fiscal years ended September 30, 2012 and 2011. These differences are primarily due to the following (in thousands):

•
total revenues were adjusted by $(385,000) and $295,000, respectively, reflecting $(502,000) and $502,000, respectively, of preferred stock dividends and interest income reflected by RSO from LEAF Commercial Capital, Inc. (“LEAF”) offset, in part, by $211,000 and $(214,000), respectively, of management fees from RSO to the Company for managing a portfolio of collateralized debt obligations (“CLOs”) on behalf of RSO; and

•
total expenses were adjusted by $2.2 million and $452,000, respectively, primarily reflecting the base and incentive management fees from RSO to the Company. The incentive management fees are based on the adjusted operating earnings of RSO and, accordingly, will vary by quarter.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Impact of the RSO consolidation on income attributable to common shareholders. The overall impact of consolidating RSO for the fiscal years ended September 30, 2012 and 2011 is summarized as follows (in thousands):

•	a decrease of $2.2 million and $2.5 million, respectively, related to the elimination of dividends recorded by the Company on its investment in RSO common stock;

•	an increase of $1.8 million and $1.4 million, respectively, reflecting the Company's interest in the earnings of RSO, net of the portion attributable to noncontrolling interests; and

•
As previously filed for the fiscal year ended September 30, 2011, the Company had reflected a gain of $4.4 million on the reversal of a service liability recorded by LEAF on the sale of a commercial lease portfolio to RSO. In the recapitalization of LEAF, this portfolio was contributed by RSO back to LEAF and the liability was extinguished. In addition, there was a $799,000 adjustment to the provision for credit losses on this portfolio that was eliminated in the RSO consolidation.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated balance sheet for the fiscal year ended September 30, 2012, which incorporates RSO as of December 31, 2012 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
ASSETS
Cash	$19,393	$—	$—	$19,393
Restricted cash	642	—	—	642
Receivables	3,554	—	—	3,554
Receivables from managed entities and related parties, net	41,051	—	(6,633)	34,418
Investments in real estate, net	19,149	—		19,149
Investment securities, at fair value	22,532	—	(15,502)	7,030
Investments in unconsolidated loan manager (see Notes 1 and 9)	36,356	—		36,356
Investments in unconsolidated entities	12,993	—		12,993
Assets of consolidated variable interest entities ("VIE") - RSO:
Cash and cash equivalents (including restricted cash)	—	179,390	—	179,390
Investments, at fair value	—	256,433	—	256,433
Loans	—	1,850,998	(1,677)	1,849,321
Investments in real estate and consolidated entities	—	120,799	(93)	120,706
Other assets - RSO	—	70,631	(31)	70,600
Total assets of consolidated VIE - RSO	—	2,478,251	(1,801)	2,476,450

Property and equipment, net	2,732	—	—	2,732
Deferred tax assets, net	34,565	—	(6,795)	27,770
Other assets	3,776	—		3,776
Total assets	$196,743	$2,478,251	$(30,731)	$2,644,263

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$23,042	$—	$—	$23,042
Payables to managed entities and related parties	4,380	—	(31)	4,349
Borrowings	23,020	—	(1,677)	21,343
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,785,600	—	1,785,600
Other liabilities	—	79,306	(6,633)	72,673
Total liabilities	50,442	1,864,906	(8,341)	1,907,007

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	294	—	—	294
Additional paid-in capital	285,844	—	—	285,844
Accumulated deficit	(24,508)	—	(1,349)	(25,857)
Treasury stock, at cost	(102,457)	—	—	(102,457)
Accumulated other comprehensive loss	(13,080)	—	10,854	(2,226)
Total stockholders’ equity	146,093	—	9,505	155,598
Noncontrolling interests	208	—	—	208
Noncontrolling interest attributable to RSO	—	613,345	(31,895)	581,450
Total equity	146,301	613,345	(22,390)	737,256
	$196,743	$2,478,251	$(30,731)	$2,644,263

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating balance sheet for the fiscal year ended September 30, 2011, which incorporates RSO as of December 31, 2011 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
ASSETS
Cash	$24,455	$—	$—	$24,455
Restricted cash	20,257	—	—	20,257
Receivables	1,981	—	—	1,981
Receivables from managed entities and related parties, net	54,815	—	(2,698)	52,117
Investments in commercial finance, net	192,012	—	—	192,012
Investments in real estate, net	19,942	—	—	19,942
Investment securities, at fair value	15,124	—	(12,392)	2,732
Investments in unconsolidated entities	12,710	—	—	12,710
Assets of consolidated variable interest entities ("VIE") - RSO:
Cash and cash equivalents (including restricted cash)	—	185,922	—	185,922
Investments, at fair value	—	179,539	—	179,539
Loans	—	1,784,714	(8,605)	1,776,109
Investments in real estate and consolidated entities	—	98,906	(38,850)	60,056
Other assets - RSO	—	35,643	(34)	35,609
Total assets of consolidated VIE - RSO	—	2,284,724	(47,489)	2,237,235

Property and equipment, net	6,998	—	—	6,998
Deferred tax assets, net	51,581	—	(7,666)	43,915
Goodwill	7,969	—	—	7,969
Other assets	14,662	—	—	14,662
Total assets	$422,506	$2,284,724	$(70,245)	$2,636,985

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$40,887	$—	$—	$40,887
Payables to managed entities and related parties	1,232	—	(222)	1,010
Borrowings	222,659	—	(8,605)	214,054
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,794,083	—	1,794,083
Other liabilities	—	60,951	(2,698)	58,253
Total liabilities	264,778	1,855,034	(11,525)	2,108,287

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	281	—	—	281
Additional paid-in capital	281,686	—	—	281,686
Accumulated deficit	(48,032)	—	(1,022)	(49,054)
Treasury stock, at cost	(98,954)	—	—	(98,954)
Accumulated other comprehensive loss	(14,613)	—	12,244	(2,369)
Total stockholders’ equity	120,368	—	11,222	131,590
Noncontrolling interests	37,360	—	(38,629)	(1,269)
Noncontrolling interest attributable to RSO	—	429,690	(31,313)	398,377
Total equity	157,728	429,690	(58,720)	528,698
	$422,506	$2,284,724	$(70,245)	$2,636,985

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating statement of operations for the fiscal year ended September 30, 2012, which incorporates RSO for the calendar year ended December 31, 2012 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$40,595	$—	$—	$40,595
Financial fund management	21,957	—	—	21,957
Commercial finance	1,884	—	—	1,884
	64,436	—	—	64,436
Revenues from consolidated VIE - RSO (see Note 28)	—	123,698		123,698
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(17,234)	(17,234)
Total Revenues	64,436	123,698	(17,234)	170,900
COSTS AND EXPENSES:
Real estate	29,669	—	—	29,669
Financial fund management	17,086	—	—	17,086
Commercial finance	2,414	—	—	2,414
Restructuring expenses	365	—	—	365
General and administrative	10,460	—	—	10,460
Gain on sale of leases and loans	(37)	—	—	(37)
Impairment charges	2,280	—	—	2,280
Provision for credit losses	17,246	—	—	17,246
Depreciation and amortization	3,653	—	—	3,653
	83,136	—	—	83,136
Expenses from consolidated VIE - RSO	—	78,452	(14,602)	63,850
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(16,360)	(16,360)
Total expenses	83,136	78,452	(30,962)	130,626
OPERATING INCOME (LOSS)	(18,700)	45,246	13,728	40,274

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	63,291	—	—	63,291
Loss on extinguishment of debt	(2,190)	—	—	(2,190)
Other-than-temporary impairment on investments	(74)	—	—	(74)
Gain on sale of investment securities, net	63	—	—	63
Interest expense	(4,741)	—	—	(4,741)
Other income (expense), net	2,103	—	(2,174)	(71)
Other income, net, from consolidated VIE - RSO	—	19,197		19,197
Elimination of consolidated VIE other income, net	—	—	227	227
	58,452	19,197	(1,947)	75,702
Income from continuing operations before taxes	39,752	64,443	11,781	115,976
Income tax provision	13,512	—	14,602	28,114
Income (loss) from continuing operations	26,240	64,443	(2,821)	87,862
Loss from discontinued operations, net of tax	(58)	—	—	(58)
Net income (loss)	26,182	64,443	(2,821)	87,804
Net (income) loss attributable to noncontrolling interests	(348)	—	571	223
Net income attributable to noncontrolling interests - RSO	—	(62,520)	—	(62,520)
Net income (loss) attributable to common shareholders	$25,834	$1,923	$(2,250)	$25,507
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the Company’s basic and diluted earnings (loss) per share for the fiscal years ended September 30, 2012 and 2011, which incorporates RSO for the calendar year ended December 31, 2012 and 2011 (in thousands, except share data):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
For the fiscal year ended September 30, 2012:
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$25,892	$1,923	$(2,250)	$25,565
Discontinued operations	(58)	—	—	(58)
Net income (loss)	$25,834	$1,923	$(2,250)	$25,507

	As Previously Reported			As Restated
Basic earnings per share:
Continuing operations	$1.31			$1.29
Discontinued operations	—			—
Net income	$1.31			$1.29
Weighted average shares outstanding	19,740			19,740

Diluted earnings per share:
Continuing operations	$1.25			$1.24
Discontinued operations	—			—
Net income	$1.25			$1.24
Weighted average shares outstanding	20,634			20,634

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
For the fiscal year ended September 30, 2011:
Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(6,026)	$1,433	$(7,768)	$(12,361)
Discontinued operations	(2,202)	—	—	(2,202)
Net (loss) income	$(8,228)	$1,433	$(7,768)	$(14,563)

	As Previously Reported			As Restated
Basic loss per share:
Continuing operations	$(0.31)			$(0.64)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.42)			$(0.75)
Weighted average shares outstanding	19,525			19,525

Diluted loss per share:
Continuing operations	$(0.31)			$(0.64)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.42)			$(0.75)
Weighted average shares outstanding	19,525			19,525

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating statement of operations for the fiscal year ended September 30, 2011, which incorporates RSO for the calendar year ended December 31, 2011(in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$38,380	$—	$—	$38,380
Financial fund management	25,841	—	—	25,841
Commercial finance	21,795	—	—	21,795
	86,016	—	—	86,016
Revenues from consolidated VIE - RSO	—	95,986	—	95,986
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(15,070)	(15,070)
Total Revenues	86,016	95,986	(15,070)	166,932
COSTS AND EXPENSES:
Real estate	24,465	—	—	24,465
Financial fund management	20,562	—	—	20,562
Commercial finance	15,207	—	—	15,207
General and administrative	11,522	—	—	11,522
Gain on sale of leases and loans	(659)	—	—	(659)
Provision for credit losses	10,661	—	—	10,661
Depreciation and amortization	10,739	—	—	10,739
	92,497	—	—	92,497
Expenses from consolidated VIE - RSO	—	62,139	(12,036)	50,103
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(11,061)	(11,061)
Total expenses	92,497	62,139	(23,097)	131,539
OPERATING (LOSS) INCOME	(6,481)	33,847	8,027	35,393

OTHER INCOME (EXPENSE):
Gain on sale of management contract	6,520	—	—	6,520
Gain on extinguishment of servicing and repurchase liabilities	4,426	—	(4,426)	—
Loss on sale of investment securities, net	(1,198)	—	—	(1,198)
Interest expense	(15,343)	—	—	(15,343)
Other income (expense), net	2,242	—	(2,455)	(213)
Other income, net, from consolidated VIE - RSO	—	3,869		3,869
Elimination of consolidated VIE other income, net	—		212	212
	(3,353)	3,869	(6,669)	(6,153)
(Loss) income from continuing operations before taxes	(9,834)	37,716	1,358	29,240
Income tax (benefit) provision	(4,607)	—	12,036	7,429
(Loss) income from continuing operations	(5,227)	37,716	(10,678)	21,811
Loss from discontinued operations, net of tax	(2,202)	—	—	(2,202)
Net (loss) income	(7,429)	37,716	(10,678)	19,609
Net (income) loss attributable to noncontrolling interests	(799)		2,910	2,111
Net income attributable to noncontrolling interests - RSO	—	(36,283)	—	(36,283)
Net (loss) income attributable to common shareholders	$(8,228)	$1,433	$(7,768)	$(14,563)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating statement of comprehensive income for the fiscal year ended September 30, 2012, which incorporates RSO for the calendar year ended December 31, 2012 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As restated
Net income (loss)	$26,182	$64,443	$(2,821)	$87,804

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available for sale, net of tax	1,363	—	(1,391)	(28)
Less: reclassification for losses realized	45	—	—	45
	1,408	—	(1,391)	17
Minimum pension liability adjustments, net of tax	(289)	—	—	(289)
Minimum pension liability - reclassification for losses realized, net of tax	214	—	1	215
	(75)	—	1	(74)
Unrealized loss on hedging contracts	(6)	—	—	(6)
Deconsolidation of LEAF- unrealized loss on hedging contracts	255	—	—	255
	249	—	—	249
Subtotal - RAI activity:	1,582	—	(1,390)	192
Activity related to consolidated VIE - RSO:
Reclassification adjustments for gain included in net income	—	1,728	—	1,728
Unrealized gain on available-for-sale securities, net	—	18,770	—	18,770
Reclassification adjustments associated with unrealized loss from interest rate hedges included in net income	—	227	—	227
Unrealized losses on derivatives, net	—	(1,476)	—	(1,476)
Subtotal activity related to consolidated VIE -RSO:	—	19,249	—	19,249
Subtotal - other comprehensive income (loss)	1,582	19,249	(1,390)	19,441
Comprehensive income (loss)	27,764	83,692	(4,211)	107,245
Comprehensive income attributable to noncontrolling interests	(397)	—	(81,198)	(81,595)
Comprehensive income (loss) attributable to common shareholders	$27,367	$83,692	$(85,409)	$25,650

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating statement of comprehensive income for the fiscal year ended September 30, 2011, which incorporates RSO for the calendar year ended December 31, 2011 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As restated
Net (loss) income	$(7,429)	$37,716	$(10,678)	$19,609

Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities available for sale, net of tax	(2,564)	—	2,036	(528)
Less: reclassification for losses realized	904	—	—	904
	(1,660)	—	2,036	376
Minimum pension liability adjustments, net of tax	(632)	—	—	(632)
Minimum pension liability - reclassification for losses realized, net of tax	169	—	—	169
	(463)	—	—	(463)
Unrealized loss on hedging contracts	(75)	—	—	(75)
Foreign currency gain	368	—	—	368
Subtotal- RAI activity	(1,830)	—	2,036	206
Activity related to consolidated VIE - RSO:
Reclassification adjustments for gain included in net income	—	1,080	—	1,080
Unrealized losses on available-for-sale securities, net	—	(13,798)	—	(13,798)
Reclassification adjustments associated with unrealized loss from interest rate hedges included in net income	—	227	—	227
Unrealized gains on derivatives, net	—	82	—	82
Subtotal activity related to consolidated VIE-RSO:	—	(12,409)	—	(12,409)
Subtotal- other comprehensive (loss) income	(1,830)	(12,409)	2,036	(12,203)
Comprehensive (loss) income	(9,259)	25,307	(8,642)	7,406
Comprehensive income attributable to noncontrolling interests	(775)	—	(20,964)	(21,739)
Comprehensive (loss) income attributable to common shareholders	$(10,034)	$25,307	$(29,606)	$(14,333)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating statement of cash flows for the fiscal year ended September 30, 2012, which incorporates cash flows from RSO for the calendar year ended December 31, 2012 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,182	$64,443	$(2,821)	$87,804
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,875	—	—	4,875
Impairment charges	2,280	—	—	2,280
Provision for credit losses	17,246	—	—	17,246
Unrealized gain on trading securities	(1,108)	—	—	(1,108)
Equity in earnings of unconsolidated entities	(3,439)	—	—	(3,439)
Distributions from unconsolidated entities	3,463	—	—	3,463
Gain on sale of leases and loans	(37)	—	—	(37)
Other-than-temporary impairment losses recognized in earnings	74	—	—	74
Gain on sale of loans and investment securities, net	(972)	—	—	(972)
Gain on sale of assets	(84)	—	—	(84)
Gain on sale and deconsolidation of subsidiaries	(63,291)	—	—	(63,291)
Loss on extinguishment of debt	2,190	—	—	2,190
Deferred income tax provision	13,393	—	—	13,393
Equity-based compensation issued	1,286	—	—	1,286
Equity-based compensation received	(153)	—	153	—
Trading securities purchases and sales, net	(1,048)	—	—	(1,048)
Loss from discontinued operations	58	—	—	58
Changes in operating assets and liabilities	(2,911)	—	—	(2,911)
Change in cash attributable to operations of consolidated VIE - RSO	—	(65,608)	382	(65,226)
Net cash used in operating activities	(1,996)	(1,165)	(2,286)	(5,447)
CASH FLOWS FROM INVESTING ACTIVITIES:			—
Capital expenditures	(222)	—	—	(222)
Payments received on real estate loans and real estate	1,726	—	—	1,726
Investments in unconsolidated real estate entities	(1,608)	—	—	(1,608)
Purchase of commercial finance assets	(18,483)	—	—	(18,483)
Principal payments received on leases and loans	9,043	—	—	9,043
Purchase of loans and securities by consolidated VIE - RSO	—	(769,762)	—	(769,762)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	822,476	—	822,476
Cash divested on deconsolidation of LEAF	(2,284)	—	—	(2,284)
Net proceeds from sale of Apidos and cash divested on deconsolidation	17,860	—	—	17,860
Purchase of loans and investments	(1,874)	—	—	(1,874)
Proceeds from sale of loans and investments	262	—	—	262
Increase in restricted cash of consolidated VIE - RSO	—	50,756	—	50,756
Other investing activity of consolidated VIE - RSO	—	(1,849)	(76)	(1,925)
Net cash provided by (used in) investing activities	4,420	101,621	(76)	105,965

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:			—
Increase in borrowings	128,845	—	—	128,845
Principal payments on borrowings	(129,416)	—	—	(129,416)
Net (repayments) borrowings of debt by consolidated VIE - RSO	—	(207,149)	—	(207,149)
Dividends paid	(2,310)	—	—	(2,310)
Dividends paid on common stock by consolidated VIE - RSO	—	(74,050)	2,174	(71,876)
Proceeds from issuance of common stock	2,131	—	—	2,131
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	171,056	—	171,056
Repurchase of common stock	(2,324)	—	—	(2,324)
Preferred stock dividends paid by LEAF to RSO	(188)	—	188	—
Increase in restricted cash	(664)	—	—	(664)
Other	(2,275)	—	—	(2,275)
Other financing activity of consolidated VIE - RSO	—	9,687	—	9,687
Net cash (used in) provided by financing activities	(6,201)	(100,456)	2,362	(104,295)
CASH FLOWS FROM DISCONTINUED OPERATIONS:			—
Operating activities	(1,285)	—	—	(1,285)
Net cash used in discontinued operations	(1,285)	—	—	(1,285)
			—
Decrease in cash	(5,062)	—	—	(5,062)
Cash, beginning of year	24,455	—	—	24,455
Cash, end of year	$19,393	$—	$—	$19,393

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidating statement of cash flows for the fiscal year ended September 30, 2011, which incorporates cash flows from RSO for the calendar year ended December 31, 2011 (in thousands):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,429)	$37,716	$(10,678)	$19,609
Adjustments to reconcile net (loss) income to net cash ( used in) provided by operating activities:
Depreciation and amortization	15,780	—	88	15,868
Provision for credit losses	10,661	—	799	11,460
Equity in earnings of unconsolidated entities	(10,377)	—	—	(10,377)
Distributions from unconsolidated entities	4,522	—	—	4,522
Gain on sale of leases and loans	(659)	—	—	(659)
Loss on sale of loans and investment securities, net	1,198	—	—	1,198
Gain on sale of assets	(196)	—	—	(196)
Gain on sale of management contract	(6,520)	—	—	(6,520)
Gain on extinguishment of servicing and repurchase liabilities	(4,426)	—	4,426	—
Deferred income tax benefit	(5,657)	—	—	(5,657)
Equity-based compensation issued	2,525	—	—	2,525
Equity-based compensation received	(463)	—	463	—
Loss from discontinued operations	2,202	—	—	2,202
Changes in operating assets and liabilities	(2,624)	—	—	(2,624)
(Increase) decrease in cash held by consolidated VIE - RSO	—	(18,307)	2,142	(16,165)
Net cash (used in) provided by operating activities	(1,463)	19,409	(2,760)	15,186
CASH FLOWS FROM INVESTING ACTIVITIES:			—
Capital expenditures	(1,165)	—	—	(1,165)
Payments received on real estate loans and real estate	16,487	—	—	16,487
Investments in unconsolidated real estate entities	(2,371)	—	—	(2,371)
Purchase of commercial finance assets	(105,777)	—	—	(105,777)
Principal payments received on leases and loans	29,056	—	—	29,056
Purchase of loans and securities by consolidated VIE - RSO	—	(1,087,353)	15,221	(1,072,132)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	663,663	—	663,663
Proceeds from sale of management contract	9,095	—	—	9,095
Purchase of loans and investments	—	—	—	—
Proceeds from sale of loans and investments	3,779	—	—	3,779
Increase in restricted cash of consolidated VIE - RSO	—	31,014	—	31,014
Other investing activity of consolidated VIE	—	(45,533)	—	(45,533)
Net cash (used in) provided by investing activities	(50,896)	(438,209)	15,221	(473,884)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	106,043	—	—	106,043
Principal payments on borrowings	(55,778)	—	—	(55,778)
Net (repayments) borrowings of debt by consolidated VIE - RSO	—	358,029	—	358,029
Dividends paid	(2,246)	—	—	(2,246)
Dividends paid on common stock by consolidated VIE - RSO	—	(69,869)	2,455	(67,414)
Proceeds from issuance of common stock	1,914	—	—	1,914
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	129,911	—	129,911
Repurchase of common stock	(241)	—	—	(241)
Proceeds from issuance of LEAF preferred stock	15,221	—	(15,221)	—
Preferred stock dividends paid by LEAF to RSO	(305)	—	305	—
Decrease in restricted cash	4,530	—	—	4,530
Other	(2,299)	—	—	(2,299)
Other financing activity of consolidated VIE - RSO	—	729	—	729
Net cash provided by (used in) financing activities	66,839	418,800	(12,461)	473,178
CASH FLOWS FROM DISCONTINUED OPERATIONS:			—
Operating activities	(1,268)	—	—	(1,268)
Net cash used in discontinued operations	(1,268)	—	—	(1,268)
			—
Increase in cash	13,212	—	—	13,212
Cash, beginning of year	11,243	—	—	11,243
Cash, end of year	$24,455	$—	$—	$24,455
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and reevaluate the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.
Variable interests in the Company's real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. As of September 30, 2012 and 2011, the Company had one real estate variable interest that it consolidated. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved. See Note 26 for additional disclosures pertaining to VIEs.
All intercompany transactions and balances have been eliminated in the Company's consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Financial fund management.  In the Financial Fund Management operations, the Company holds the following interests in unconsolidated entities:

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company must remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC for advisory services in managing the portfolio of CLOs. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in four Apidos CLOs by the calculated equity used to determine the base management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC.
During fiscal 2012, 2011 and 2010, the management, incentive, servicing and acquisition fees that the Company received from RSO were a combined 26%, 14% and 12%, respectively, of the Company’s consolidated revenues.  These fees have been allocated and, accordingly, were reported as revenues by each of the Company’s operating segments. The Company reports these fees as an adjustment to the consolidated revenues of RSO in consolidation to reflect the compensation arrangement between the Company and RSO that would have otherwise been eliminated in consolidation. Under the terms of the management agreement with RSO, the Company is entitled to base management and incentive management fees and the reimbursement of out-of-pocket expenses.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including holdings in The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK), are valued at the closing price of the respective publicly-traded stock.  The fair value of the cumulative net unrealized gains and losses on these investment securities, net of tax, is reported through accumulated other comprehensive income and loss.  Realized gains and losses on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Goodwill and Intangible Assets
Prior to the deconsolidation of LEAF, goodwill and other intangible assets with an indefinite life were not amortized.  Instead, a review for impairment was performed at least annually or more frequently if events and circumstances indicated impairment might have occurred.  The Company tested its goodwill at the reporting unit level using a two-step process.  The first step was a screen for potential impairment by comparing the fair value of a reporting unit to its carrying value.  If the fair value of a reporting unit exceeded the carrying value of the net assets assigned to a reporting unit, goodwill was considered not impaired and no further testing was required.  If the fair value was less than the carrying value, step two was completed to measure the amount of impairment, if any.  No impairment charge was recognized on the goodwill.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Recent Accounting Standards
Newly-Adopted Accounting Principle
Comprehensive income (loss). In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). In December 2011, the FASB updated the guidance to defer the requirement related to the presentation of reclassification adjustments. The Company early adopted this disclosure requirement and has included the Statements of Comprehensive Income (Loss).
The Company’s adoption of the following standard during fiscal 2012 did not have a material impact on its consolidated financial position, results of operations or cash flows:
Fair value measurements. In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 21).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the fiscal years ended September 30 are as follows (in thousands):

	September 30,
	2012	2011	2010
Cash (paid) received:	(Restated)	(Restated)
Interest	$(3,889)	$(9,926)	$(9,433)
Income tax payments	(1,424)	(964)	(1,325)
Refund of income taxes	109	596	2,860

Dividends declared per common share	$0.12	0.12	0.09

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$1,718	$113	$54
Issuance of treasury stock for the Company's investment savings plan	539	730	1,091
Common stock issued to former director in exchange for vested director units	135	—	—
Warrants issued and recorded as a discount to the Senior Notes	—	—	2,339
Leasehold improvements paid by the landlord	—	—	668
Sale of commercial finance assets to RSO:
Reduction of investments in commercial finance assets	$—	$—	$99,386
Termination of associated secured warehouse facility	—	—	(99,386)
Effects from the deconsolidation of entities:(1)
Restricted cash	$20,282	$—	$—
Receivables from managed entities and related parties, net	(2,696)	—	—
Receivables	954	—	9
Investments in commercial finance, net	199,955	—	—
Investments in unconsolidated entities	5,225	—	—
Property and equipment, net	3,754	—	1,638
Deferred tax assets, net	4,558	—	—
Goodwill	7,969	—	—
Other assets	6,826	—	755
Accrued expense and other liabilities	(11,146)	—	(174)
Payables to managed entities and related parties	(98)	—	—
Borrowings	(202,481)	—	(1,013)
Accumulated other comprehensive loss	255	—	—
Noncontrolling interests	(37,668)	—	—
Equity	—	—	(1,258)

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 5– FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of September 30, 2012 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$38,834	$38,834	$148	$38,982
Real estate investment entities	743	2,694	15,180	18,617	2,054	20,671
Financial fund management entities	6	—	46	52	2,141	2,193
Other	—	—	—	—	152	152
	749	2,694	54,060	57,503	4,495	61,998
Rent receivables - real estate	6	1	32	39	6	45
Total financing receivables	$755	$2,695	$54,092	$57,542	$4,501	$62,043

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

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of September 30, 2011 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$37,547	$37,547	$490	$38,037
Real estate investment entities	1,314	1,511	17,405	20,230	1,697	21,927
Financial fund management entities	2,395	93	28	2,516	24	2,540
Other	—	—	—	—	103	103
	3,709	1,604	54,980	60,293	2,314	62,607
Investments in commercial finance	984	526	—	1,510	190,932	192,442
Rent receivables - real estate	1	11	—	12	3	15
Total financing receivables	$4,694	$2,141	$54,980	$61,815	$193,249	$255,064

(1)
Receivables are presented gross of an allowance for credit losses of $8.3 million and $2.2 million related to the Company’s commercial finance and real estate investment entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$61,998	$45	$62,043
Ending balance, collectively evaluated for impairment	—	—	—
Balance, end of year	$61,998	$45	$62,043
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2011 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Commercial Finance Leases and Loans	Total
Ending balance, individually evaluated for impairment	$62,607	$15	$—	$62,622
Ending balance, collectively evaluated for impairment	—	—	192,442	$192,442
Balance, end of year	$62,607	$15	$192,442	$255,064
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of September 30, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$12,865	$37,943	$25,078	$38,060
Receivables from managed entities – real estate	2,181	4,683	2,502	4,511
Rent receivables – real estate	12	45	33	45

As of September 30, 2011:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$14,990	$23,302	$8,312	$23,377
Receivables from managed entities – real estate	2,353	4,531	2,178	3,897
Leases and loans	310	526	216	318
Rent receivables – real estate	—	15	15	7
The Company had no impaired financing receivables without a specific allowance as of September 30, 2012 and September 30, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 6 – INVESTMENTS IN COMMERCIAL FINANCE
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
$4,429
NOTE 8 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	September 30,
	2012	2011
Available-for-sale securities	$3,966	$2,492
Trading securities	3,064	240
Total investment securities, at fair value	$7,030	$2,732
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012:
Equity securities	$109	$86	$—	$195
CLO securities	2,484	1,302	(15)	3,771
Total	$2,593	$1,388	$(15)	$3,966

September 30, 2011:
Equity securities	$109	$27	$—	$136
CDO securities	1,039	1,317	—	2,356
Total	$1,148	$1,344	$—	$2,492

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities.
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
Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2012:
CLO securities	$1,274	$(15)	1	$—	$—	—

September 30, 2011:
CLO securities	$—	$—	—	$—	$—	—
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
NOTE 12 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	September 30,
	2012	2011
Accounts payable and other accrued liabilities	$8,627	$8,153
SERP liability (see Note 19)	6,976	7,049
Accrued wages and benefits	5,396	3,617
Trapeza clawback (see Note 22 )	1,181	1,181
Real estate loan commitment	862	2,147
Due to brokers	—	8,254
LEAF accounts payable and accrued liabilities	—	10,486
Total accrued expenses and other liabilities	$23,042	$40,887

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 13 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30, 2012		September 30, 2011
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Corporate and Real Estate:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$7,493
TD Bank – term loan	—	—	1,250
Republic Bank – secured revolving credit facility	3,500	—	—
		—	8,743
Senior Notes (2)		10,000	16,263
Mortgage debt		10,531	10,700
Other debt		812	548
Total corporate and real estate borrowings		21,343	36,254
Commercial Finance debt		—	177,800
Total borrowings outstanding		$21,343	$214,054

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at September 30, 2012 and 2011.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  In January 2012, the Company amended this facility to extend the maturity date from December 28, 2012 to December 1, 2013 and to add an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused fee to 0.50%. There were no borrowings under this facility during fiscal 2012 and 2011 and the availability as of September 30, 2012 was $3.5 million.
Senior Notes
In November 2011, the Company redeemed $8.8 million of its Senior Notes for cash and modified the terms of the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity to October 2013. The maturity date was further extended to March 31, 2015 in December 2012. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes remain outstanding. The Company accounted for the warrants as a discount to the original Senior Notes. Upon the modification and partial repayment of the Senior Notes, the Company expensed the remaining $2.2 million of unamortized discount. The effective interest rate (inclusive of the discount for the warrants) for fiscal 2012 and 2011 was 13.2% and 22.2%, respectively.
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
Corporate − term notes. In August 2012, the Company entered into two term notes totaling $546,000 to finance the payment of various insurance policy premiums. The notes are secured by the return premiums, dividend payments and certain loss payments of the insurance policies and require nine monthly principal and interest payments of $61,508. The principal balance outstanding at September 30, 2012 was $487,000.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five fiscal years ending September 30, and thereafter, are as follows (in thousands):

2013	$904
2014	10,284
2015	207
2016	219
2017	235
Thereafter	9,494
$21,343
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
NOTE 14 – COMPREHENSIVE INCOME (LOSS)
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
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, October 1, 2010 (as restated), net of tax of $279, $(146), $0 and $(1,966)	$447	$(171)	$(368)	$(2,507)	$(2,599)
Changes during fiscal 2011	376	(51)	368	(463)	230
Balance, September 30, 2011, net of tax of $519, $(202), $0 and $(2,271)	823	(222)	—	(2,970)	(2,369)
Changes during fiscal 2012	17	200	—	(74)	143
Balance, September 30, 2012, net of tax of $533, $(15), $0 and $(2,329)	$840	$(22)	$—	$(3,044)	$(2,226)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 15 – DERIVATIVE INSTRUMENTS
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 16 – NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests during fiscal 2012 (in thousands):

	RSO	RAI
Noncontrolling interests, October 1, 2011	$398,377	$(1,269)
Net income attributable to noncontrolling interests	62,520	(223)
Other comprehensive income	19,249	49
Proceeds from issuance of stock, net	170,928	—
Amortization of stock based compensation	4,636	—
Distributions to noncontrolling interests	(74,243)	(80)
Deconsolidation of LEAF	—	1,648
Other	(17)	83
Noncontrolling interest, September 30, 2012	$581,450	$208

The following table presents the activity in noncontrolling interests during fiscal 2011 (in thousands):

	RSO	RAI
Noncontrolling interests, October 1, 2010 (as restated)	$316,588	$(2,873)
Net income (loss) attributable to noncontrolling interests	36,283	(2,111)
Other comprehensive income	(12,409)	(24)
Proceeds from issuance of stock, net	129,911	—
Amortization of stock based compensation	2,526	40
Distributions to noncontrolling interests	(72,837)	—
Related party debt forgiveness	(1,552)	—
Other	(133)	1
Exchange of LEAF Financial common stock held by management for LEAF common stock	—	3,467
LEAF common stock issuance costs	—	(221)
Warrants issued to Guggenheim	—	452
Noncontrolling interests, September 30, 2011	$398,377	$(1,269)

NOTE 17 - INCOME TAXES
The following table details the allocation of the Company's provision (benefit) for income taxes from continuing operations between RAI and RSO:

	Fiscal Years Ended September 30,
	2012	2011	2010
RAI	$13,512	$(4,607)	(2,650)
RSO	14,602	12,036	—
Total	$28,114	$7,429	$(2,650)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table details the components of the Company's provision (benefit) for income taxes from continuing operations excluding RSO (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
Current tax provision:
Federal	$—	$51	$1,379
State	959	574	535
Foreign	44	425	—
Total current tax provision	1,003	1,050	1,914
Deferred tax provision (benefit)
Federal	13,787	(4,668)	(5,795)
State	(1,278)	(2,056)	(223)
Foreign	—	1,067	1,454
Total deferred tax provision (benefit)	12,509	(5,657)	(4,564)
Total income tax provision (benefit)	$13,512	$(4,607)	$(2,650)
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate excluding RSO is as follows:

	Fiscal Years Ended September 30,
	2012	2011	2010
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	2	13	12
Deconsolidation adjustment	(6)	—	—
Return permanent adjustments	—	12	(7)
Taxable foreign distributions	—	(6)	—
Valuation allowance for deferred tax assets	2	(4)	(18)
Equity-based compensation expense	—	(3)	(8)
Other items	1	—	(1)
	34%	47%	13%

Deferred tax assets (liabilities) are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.  The components of deferred tax assets, net, excluding RSO are as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	September 30,
	2012	2011
Deferred tax assets related to:
Federal, foreign, state and local operating loss carryforwards	$23,225	$23,594
Capital loss carryforwards	1,314	24,752
Unrealized loss on investments	2,118	2,164
Provision for credit losses	11,288	4,627
Accrued expenses	2,059	3,685
Employee equity compensation awards	906	1,242
Investments in real estate assets	1,076	41
Property and equipment basis differences	—	681
Gross deferred tax assets	41,986	60,786
Less: valuation allowance	(5,812)	(4,858)
	36,174	55,928
Deferred tax liabilities related to:
Investments in partnership interests	(6,001)	(12,013)
Deferred income	(2,312)	—
Property and equipment basis differences	(91)	—
	(8,404)	(12,013)

Deferred tax assets, net	$27,770	$43,915
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

Fiscal Year Ended
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
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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
Employee Stock Ownership Plan.  The Company had sponsored an Employee Stock Ownership Plan (“ESOP”) which was a qualified non-contributory retirement plan established to acquire shares of the Company’s common stock for the benefit of its employees who are 21 years of age or older, completed 1000 hours of service and were employed by the Company for one year.  Contributions to the ESOP were funded by the Company.   Vested shares held by the plan were distributed upon the termination of the participant’s employment with the Company.  The Company has terminated the ESOP and, in connection with this termination, distributed the remaining plan assets to participants and liquidated the ESOP trust in the fourth quarter of fiscal 2012.  There was no compensation expense recorded related to this plan during fiscal 2012, 2011 or 2010.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  Prior to January 1, 2012, the Company matched 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1000 hours of service and having been employed by the Company for one year.  The match earned prior to January 1, 2012 vests over a period of five years.   On January 1, 2012, the Plan was amended to become a Safe Harbor Plan and the match was changed to equal (1) 100% of participant contributions up to the first 3% of participant compensation, plus (2) 50% of participant contributions on the next 2% of participant compensation. In addition, matching contributions made after January 1, 2012 are 100% vested. The Company has recorded compensation expense of $465,000, $712,000 and $1.1 million for matching contributions during fiscal 2012, 2011 and 2010, respectively.
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

	Fiscal Years Ended September 30,
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
The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	September 30,
	2012		2011
Projected benefit obligation, beginning of year	$8,216		$7,626
Interest cost	325		366
Actuarial loss	847		1,062
Benefit payments	(838)		(838)
Projected benefit obligation, end of year	$8,550		$8,216

Fair value of plan assets, beginning of year	$1,167		$1,106
Actual gain on plan assets	407		61
Fair value of plan assets, end of year	$1,574		$1,167

Unfunded status	$(6,976)		$(7,049)
Unrecognized net actuarial loss	5,373		5,241
Net accrued cost	$(1,603)		$(1,808)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(6,976)		$(7,049)
Accumulated other comprehensive loss	3,044	(1)	2,970
Deferred tax asset	2,329		2,271
Net liability recognized	$(1,603)		$(1,808)

(1)	The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next fiscal year is $399,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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
$7,064
NOTE 20 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30,
	2012	2011
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$13,904	$29,725
Real estate investment entities (2)	18,169	19,749
Financial fund management investment entities	2,193	2,540
Other	152	103
Receivables from managed entities and related parties	$34,418	$52,117

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$3,900	$1,010
Other	449	—
Payables to managed entities and related parties	$4,349	$1,010

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Fiscal Years Ended September 30,
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
Transactions with RSO prior to consolidation. LEAF Financial originated and managed commercial finance assets on behalf of RSO prior to the formation of LEAF in January 2011.  The leases and loans were typically sold to RSO at fair value plus an acquisition fee of 1% in addition to a 1% fee to then service the assets.  During fiscal 2010, LEAF Financial sold approximately $116.0 million of leases and loans to RSO for which LEAF Financial did not receive acquisition or servicing fees and, accordingly, recognized a loss of $7.5 million, consisting of an estimated loss reserve of $3.0 million (up to a maximum of approximately $5.9 million of delinquent assets could be returned), a servicing liability of $2.5 million and a $2.0 million write-off of previously unreimbursed capitalized costs associated with the portfolio.  Upon consolidation of RSO in October 2011, the Company adjusted retained earnings to eliminate the servicing and repurchase liability from its books. During fiscal 2010, LEAF Financial also sold an additional $10.3 million of leases and loans to RSO.  In addition, from time to time, LEAF Financial repurchased leases and loans from RSO at a price equal to their fair value as an accommodation under certain circumstances, which include the consolidation of multiple customer accounts, originations of new leases when equipment was upgraded and facilitation of the timely resolution of problem accounts when collection was considered likely.  LEAF Financial repurchased $140,000 of leases and loans from RSO during fiscal 2010. As part of the November 2011 LEAF Transaction, RSO transferred its remaining portfolio of leases and loans to LEAF.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
NOTE 21– FAIR VALUE
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investment in TBBK common stock.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
As of September 30, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Investment securities	$195	$—	$6,835	$7,030
As of September 30, 2011, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$376	$—	$2,356	$2,732
Retained financial interest – commercial finance	—	—	22	22
Total	$376	$—	$2,378	$2,754
Liability:
Interest rate swap	$—	$404	$—	$404

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	September 30, 2012		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$34,418	$34,418	$52,117	$36,526
Investments in commercial finance – loans held for investment	—	—	19,640	19,550
	$34,418	$34,418	$71,757	$56,076
Borrowings:
Real estate debt	$10,531	$11,554	$10,700	$10,700
Senior Notes	10,000	11,364	16,263	17,438
Corporate secured credit facilities and note	—	—	8,743	8,743
Other debt	812	812	2,102	1,204
Commercial finance debt	—	—	176,246	176,246
	$21,343	$23,730	$214,054	$214,331
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The estimated fair value of the receivables from managed entities includes the discounted net projected cash flows available to repay the Company on amounts due from its four commercial finance investment entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
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
LEAF lease valuation commitment. In accordance with the November 2011 LEAF Transaction, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3. To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days after December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF3 equity as of September 30, 2012 was in excess of this commitment and, therefore, no liability was required.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
NOTE 23 – DISCONTINUED OPERATIONS
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The summarized operating results of discontinued operations are as follows (in thousands):

	Fiscal Years Ended September 30,
	2012	2011	2010
(Loss) income from discontinued operations	$(90)	$(3,387)	$622
Benefit for income taxes	32	1,185	—
(Loss) income from discontinued operations, net of tax	$(58)	$(2,202)	$622
NOTE 24 - OPERATING SEGMENTS
The Company manages its operations and makes business decisions based on three reportable operating segments, Real Estate, Financial Fund Management and Commercial Finance, and one segment, RSO, which is a consolidated VIE.  Certain other activities are reported in the “All Other” category and Eliminations in the tables in order for the information presented about the Company's operating segments to agree to the consolidated balance sheets and statements of operations. Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Fiscal Year Ended September 30, 2012:
Revenues from external customers	$38,162	$18,700	$4,135	$—	$60,997	$123,698	$(17,234)	$167,461
Equity in earnings (losses) of unconsolidated entities	2,433	3,257	(2,251)	—	3,439	—	—	3,439
Total revenues	40,595	21,957	1,884	—	64,436	123,698	(17,234)	170,900
Segment operating expenses	(29,669)	(17,086)	(2,414)	—	(49,169)	(63,850)	16,360	(96,659)
Restructuring expenses	—	—	—	(365)	(365)	—	—	(365)
General and administrative expenses	(356)	(2,683)	—	(7,421)	(10,460)	—	—	(10,460)
Gain on sale of leases and loans	—	—	37	—	37	—	—	37
Impairment charges	(2,280)	—	—	—	(2,280)	—	—	(2,280)
Provision for credit losses	(342)	—	(16,904)	—	(17,246)	—	—	(17,246)
Depreciation and amortization	(1,303)	(126)	(1,556)	(668)	(3,653)	—	—	(3,653)
Gain on sale and deconsolidation of subsidiaries	—	54,542	8,749	—	63,291	—	—	63,291
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)	—	—	(2,190)
(Loss) gain on sale of investment securities, net	—	41	—	22	63	—	—	63
Impairment loss recognized in earnings	—	(74)	—	—	(74)	—	—	(74)
Interest expense	(856)	—	(1,749)	(2,136)	(4,741)	—	—	(4,741)
Other income (expense), net	522	2,104	—	(523)	2,103	19,197	(1,947)	19,353
Pretax loss (income) attributable to noncontrolling interests (2)	5	—	(224)	—	(219)	(1,244)	(60,705)	(62,168)
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	6,316	58,675	(12,177)	(13,281)	39,533	77,801	(63,526)	53,808
Intercompany interest (expense) income	—	—	(29)	29	—	—	—	—
Income (loss) from continuing operations including noncontrolling interests before taxes	$6,316	$58,675	$(12,206)	$(13,252)	$39,533	$77,801	$(63,526)	$53,808

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Fiscal Year Ended September 30, 2011:
Revenues from external customers	$30,275	$22,904	$22,460	$—	$75,639	$95,986	$(15,070)	$156,555
Equity in earnings (losses) of unconsolidated entities	8,105	2,937	(665)	—	10,377	—	—	10,377
Total revenues	38,380	25,841	21,795	—	86,016	95,986	(15,070)	166,932
Segment operating expenses	(24,465)	(20,562)	(15,207)	—	(60,234)	(50,103)	11,061	(99,276)
General and administrative expenses	(327)	(3,176)	—	(8,019)	(11,522)	—	—	(11,522)
Gain on sale of leases and loans	—	—	659	—	659	—	—	659
Provision for credit losses	(2,193)	—	(8,468)	—	(10,661)	—	—	(10,661)
Depreciation and amortization	(1,279)	(164)	(8,766)	(530)	(10,739)	—	—	(10,739)
Gain on sale of management contract	—	6,520	—	—	6,520	—	—	6,520
(Loss) gain on sale of investment securities, net	—	(1,384)	—	186	(1,198)	—	—	(1,198)
Interest expense	(1,109)	—	(8,563)	(5,671)	(15,343)	—	—	(15,343)
Other income (expense), net	544	2,590	13	(905)	2,242	3,869	(2,243)	3,868
Pretax loss attributable to noncontrolling interests (2)	52	—	99	—	151	—	(33,373)	(33,222)
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	9,603	9,665	(18,438)	(14,939)	(14,109)	49,752	(39,625)	(3,982)
Intercompany interest (expense) income	—	—	(1,678)	1,678	—	—	—	—
Income (loss) from continuing operations including noncontrolling interests before taxes	$9,603	$9,665	$(20,116)	$(13,261)	$(14,109)	$49,752	$(39,625)	$(3,982)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total
Fiscal Year Ended September 30, 2010:
Revenues from external customers	$31,042	$27,243	$25,573	$—	$83,858
Equity in earnings (losses) of unconsolidated entities	869	5,897	(1,896)	—	4,870
Total revenues	31,911	33,140	23,677	—	88,728
Segment operating expenses	(20,780)	(21,028)	(18,164)	—	(59,972)
General and administrative expenses	(316)	(3,668)	(428)	(8,560)	(12,972)
Loss on sale of leases and loans	—	—	(8,097)	—	(8,097)
Impairment of intangible assets	—	—	(2,828)	—	(2,828)
Provision for credit losses	(49)	(1)	(5,159)	—	(5,209)
Depreciation and amortization	(1,304)	(196)	(5,693)	(649)	(7,842)
Other-than-temporary impairment losses recognized in earnings	—	(480)	—	(329)	(809)
Interest expense	(1,074)	(3)	(6,271)	(5,738)	(13,086)
Loss on sale of loans and investment securities, net	—	(451)	—	—	(451)
Other income (expense), net	387	2,429	1	(226)	2,591
Pretax loss attributable to noncontrolling interests (2)	61	8	4,854	—	4,923
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	8,836	9,750	(18,108)	(15,502)	(15,024)
Intercompany interest (expense) income	—	—	(6,115)	6,115	—
Income (loss) from continuing operations including noncontrolling interests before taxes	$8,836	$9,750	$(24,223)	$(9,387)	$(15,024)

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
2012	$169,727	$82,862	$15,497	$(71,343)	$196,743	$2,478,251	$(30,731)	$2,644,263
2011	$162,950	$39,246	$260,808	$(40,498)	$422,506	$2,284,724	$(70,245)	$2,636,985
2010	$155,434	$36,647	$81,053	$(38,881)	$234,253	$—	$—	$234,253

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 25 – UNAUDITED QUARTERLY FINANCIAL DATA AND RESTATEMENT OF INTERIM FINANCIAL STATEMENTS
The Company is restating the previously issued financial statements covering the three months ended on December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 respectively, to reflect the consolidation of RSO in the tables presented below:

Quarterly Results for Fiscal 2011 (1)	December 31	March 31	June 30	September 30
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$16,680	$20,347	$27,589	$21,400
Revenues from consolidated VIE- RSO	22,638	26,150	21,987	25,211
Elimination of consolidated VIE revenues attributed to operating segments	(4,036)	(3,221)	(3,632)	(4,181)
Total revenues	35,282	43,276	45,944	42,430
Operating income	8,404	5,896	15,070	6,023
Income (loss) from continuing operations	10,452	1,555	13,429	(3,625)
Loss from discontinued operations	—	(2,153)	(23)	(26)
Net income (loss)	10,452	(598)	13,406	(3,651)
Net loss attributable to noncontrolling interests	625	513	513	460
Net income attributable to noncontrolling interests - RSO	(12,579)	(8,868)	(14,436)	(400)
Net loss attributable to common shareholders	(1,502)	(8,953)	(517)	(3,591)

Basic and Diluted loss per common share:
Continuing operations	$(0.08)	$(0.35)	$(0.03)	$(0.18)
Discontinued operations	—	(0.11)	—	—
Net loss	$(0.08)	$(0.46)	$(0.03)	$(0.18)

(1)	Fiscal 2011 – significant events by quarter:

•	December 31 – included a net gain of $5.1 million ($3.2 million net of tax, or $0.17 per share-diluted) on the sale of the Company’s management contract and equity investment in REM I.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)
	December 31,	September 30,
	2010	2010
	(Restated)
ASSETS
Cash	$14,530	$11,243
Restricted cash	5,401	12,018
Receivables	622	1,671
Receivables from managed entities and related parties, net	60,401	66,416
Investments in commercial finance, net	22,286	12,176
Investments in real estate, net	28,502	27,114
Investment securities, at fair value	3,678	22,358
Investments in unconsolidated entities	14,387	13,825

Asset of consolidated variable interest entity ("VIE") - RSO
Cash and cash equivalents (including restricted cash)	221,138	—
Investments, at fair value	182,778	—
Loans	1,486,549	—
Investment in real estate and unconsolidated entities	11,233	—
Other assets	33,230	—
Total assets of consolidated VIE - RSO	1,934,928	—

Property and equipment, net	8,324	9,984
Deferred tax assets	36,625	43,703
Goodwill	7,969	7,969
Other assets	5,411	5,776
Total assets	$2,143,064	$234,253

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$30,348	$38,492
Payables to managed entities and related parties	184	156
Borrowings	63,701	66,110
Deferred tax liabilities	411	411
Liabilities of consolidated VIE -- RSO
Borrowings	1,463,701	—
Other liabilities	45,116	—
Total liabilities of consolidated VIE - RSO	1,508,817	—
Total liabilities	1,603,461	105,169

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 28,171,720 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 732,308 and 741,086, respectively)	274	274
Additional paid-in capital	282,062	281,378
Accumulated deficit	(34,298)	(37,558)
Treasury stock, at cost; 9,118,549 and 9,125,253 shares, respectively	(99,245)	(99,330)
Accumulated other comprehensive loss	(1,773)	(12,807)
Total stockholders’ equity	147,020	131,957
Noncontrolling interests	(3,474)	(2,873)
Noncontrolling interest of consolidated VIE - RSO	396,057	—
Total equity	539,603	129,084
	$2,143,064	$234,253

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Balance Sheet
(in thousands, except per share data)
(unaudited)
	December 31, 2010
		Restatement Adjustments
		RSO at
	As Reported	March 31, 2011	Eliminations	As Restated
ASSETS
Cash	$14,530	$—	$—	$14,530
Restricted cash	5,401	—	—	5,401
Receivables	622	—	—	622
Receivables from managed entities and related parties, net	62,016	—	(1,615)	60,401
Investments in commercial finance, net	22,286	—	—	22,286
Investments in real estate, net	27,462	—	1,040	28,502
Investment securities, at fair value	21,716	—	(18,038)	3,678
Investments in unconsolidated entities	14,387	—	—	14,387
Assets of consolidated VIE - RSO:
Cash and cash equivalents (including restricted cash)	—	221,138	—	221,138
Investments, at fair value	—	182,778	—	182,778
Loans	—	1,488,488	(1,939)	1,486,549
Investments in real estate and consolidated entities	—	11,233	—	11,233
Other assets - RSO	—	33,998	(768)	33,230
Total assets of consolidated VIE - RSO	—	1,937,635	(2,707)	1,934,928
Property and equipment, net	9,364	—	(1,040)	8,324
Goodwill	7,969	—	—	7,969
Deferred tax assets, net	42,010	—	(5,385)	36,625
Other assets	5,411	—	—	5,411
Total assets	$233,174	$1,937,635	$(27,745)	$2,143,064

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$35,661	$—	$(5,313)	$30,348
Payables to managed entities and related parties	952	—	(768)	184
Borrowings	65,640	—	(1,939)	63,701
Deferred tax liabilities	411	—	—	411
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,463,701	—	1,463,701
Other liabilities	—	46,731	(1,615)	45,116
Total liabilities of consolidated VIE - RSO	—	1,510,432	(1,615)	1,508,817
Total liabilities	102,664	1,510,432	(9,635)	1,603,461

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	274	—	—	274
Additional paid-in capital	282,062	—	—	282,062
Accumulated deficit	(38,676)	—	4,378	(34,298)
Treasury stock, at cost	(99,245)	—	—	(99,245)
Accumulated other comprehensive loss	(10,431)	—	8,658	(1,773)
Total stockholders’ equity	133,984	—	13,036	147,020
Noncontrolling interests	(3,474)	—	—	(3,474)
Noncontrolling interest attributable to RSO	—	427,203	(31,146)	396,057
Total equity	130,510	427,203	(18,110)	539,603
	$233,174	$1,937,635	$(27,745)	$2,143,064

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)
	December 31,
	2010	2009
	(Restated)
REVENUES:
Real estate (includes revenues of $1,363 and $1,793 related to RSO)	$6,874	$6,947
Commercial finance (includes $144 and $24 related to RSO)	1,476	8,823
Financial fund management (includes revenues of $2,402 and $672 related to RSO)	8,330	9,652
	16,680	25,422
Revenues from consolidated VIE - RSO	22,638	—
Elimination of consolidated revenues attributed to operating segments	(4,036)	—
Total revenues	35,282	25,422
COSTS AND EXPENSES:
Real estate	5,461	4,727
Financial fund management	6,720	4,704
Commercial finance	4,273	4,575
General and administrative	3,116	3,432
(Gain) loss on sale of leases and loans	(11)	582
Provision for credit losses	1,606	776
Depreciation and amortization	1,125	2,206
	22,290	21,002
Expenses from consolidated VIE - RSO	7,698	—
Elimination of consolidated expenses attributed to operating segments	(3,110)	—
Total expenses	26,878	21,002
OPERATING INCOME	8,404	4,420
OTHER INCOME (EXPENSE):
Gain on sale of management contract	6,520	—
Loss on sale of investment securities, net	(1,461)	—
Interest expense	(2,369)	(3,817)
Other income, net	475	570
	3,165	(3,247)
Other income from consolidated VIE - RSO	11	—
Elimination of consolidated VIE - RSO other income attributable to operating segments	39	—
	3,215	(3,247)
Income from continuing operations before taxes	11,619	1,173
Income tax provision of consolidated VIE - RSO	1,809	—
Income tax (benefit) provision	(642)	585
Net income	10,452	588
Net losses attributable to noncontrolling interests - RAI	625	383
Net income attributable to noncontrolling interests of consolidated VIE - RAO	(12,579)	—
Net (loss) income attributable to common shareholders	$(1,502)	$971

Basic (loss) income per share attributable to common shareholders:
Net (loss) income	$(0.08)	$0.05
Weighted average shares outstanding	19,076	18,689

Diluted (loss) income per share attributable to common shareholders:
Net (loss) income	$(0.08)	$0.05
Weighted average shares outstanding	19,076	18,962

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations
(in thousands, except per share data)
(unaudited)
	For the Three Months Ended December 31, 2010
		Restatement Adjustments
	As Reported	RSO (1)	Eliminations	As Restated
REVENUES:
Real estate	$6,874	$—	$—	$6,874
Financial fund management	8,330	—	—	8,330
Commercial finance	1,476	—	—	1,476
	16,680	—	—	16,680
Revenues from consolidated VIE - RSO	—	22,638	—	22,638
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(4,036)	(4,036)
Total Revenues	16,680	22,638	(4,036)	35,282
COSTS AND EXPENSES:
Real estate	5,461	—	—	5,461
Financial fund management	6,720	—	—	6,720
Commercial finance	4,273	—	—	4,273
General and administrative	3,116	—	—	3,116
(Gain) loss on sale of leases and loans	(11)	—	—	(11)
Provision for credit losses	1,606	—	—	1,606
Depreciation and amortization	1,125	—	—	1,125
	22,290	—	—	22,290
Expenses from consolidated VIE - RSO	—	9,507	(1,809)	7,698
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(3,110)	(3,110)
Total expenses	22,290	9,507	(4,919)	26,878
OPERATING (LOSS) INCOME	(5,610)	13,131	883	8,404

OTHER INCOME (EXPENSE):
Gain on sale of management contract	6,520	—	—	6,520
Loss on sale of investment securities, net	(1,461)	—	—	(1,461)
Interest expense	(2,369)	—	—	(2,369)
Other income, net	1,086	—	(611)	475
Other income from consolidated VIE - RSO	—	11	—	11
Elimination of consolidated VIE expenses attributed to operating segments	—	—	39	39
	3,776	11	(572)	3,215
(Loss) income from continuing operations before taxes	(1,834)	13,142	311	11,619
Income tax (benefit) provision	(642)	—	1,809	1,167
Net (loss) income	(1,192)	13,142	(1,498)	10,452
Net loss attributable to noncontrolling interests	625	—	—	625
Net income attributable to noncontrolling interests - RSO	—	—	(12,579)	(12,579)
Net (loss) income attributable to common shareholders	$(567)	$13,142	$(14,077)	$(1,502)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations - (Continued)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31, 2010
		Restatement Adjustments
	As Reported	RSO (1)	Eliminations	As Restated
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(567)	$13,142	$(14,077)	$(1,502)
Discontinued operations	—	—	—	—
Net income (loss)	$(567)	$13,142	$(14,077)	$(1,502)

	As Reported			As Restated
Basic and diluted loss per share:
Continuing operations	$(0.03)			$(0.08)
Discontinued operations	—			—
Net loss	$(0.03)			$(0.08)
Weighted average shares outstanding	19,076			19,076

(1)    Includes RSO for the three months ended March 31, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Cash Flows
(in thousands, except per share data)
(unaudited)
	Three Months Ended
	December 31,
	2010	2009
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,452	$588
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,999	3,173
Provision for credit losses	2,405	776
Equity in earnings of unconsolidated entities	(1,427)	(3,405)
Distributions from unconsolidated entities	663	1,261
(Gain) loss on sale of leases and loans	(11)	582
Loss on sale of investment securities, net	1,461	—
Gain on resolution of assets	—	(244)
Gain on sale of management contract	(6,520)	—
Deferred income tax benefit	422	34
Equity-based compensation issued	781	1,120
Equity-based compensation received	—	(375)
Decrease in commercial finance investments	—	8,386
Changes in operating assets and liabilities	(611)	(13,049)
Changes in cash attributable to operations of consolidated VIE - RSO	(29,877)	—
Net cash used in operating activities	(20,263)	(1,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38)	(118)
Investments in unconsolidated real estate entities	(283)	—
Purchase of commercial finance assets	(10,690)	—
Purchase of loans and securities by consolidated VIE - RSO	(213,887)	—
Principal payments and proceeds from sales received by consolidated VIE - RSO	145,670	—
Proceeds from sale of management contract	9,095	—
Purchase of loans and investments	—	(1,640)
Proceeds from sale of loans and investment securities	2,946	2,274
Increase in restricted cash of consolidated VIE - RSO	(4,053)	—
Other investing activity of consolidated VIE - RSO	12,437	—
Net cash provided by investing activities	(58,803)	516

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	1,000	45,701
Principal payments on borrowings	(1,908)	(62,326)
Net borrowings (repayments) of consolidated VIE - RSO	15,109	—
Dividends paid	(551)	(540)
Dividends paid on common stock by consolidated VIE - RSO	(13,944)	—
Net proceeds from issuance of common stock by consolidated VIE - RSO	76,619	—
Decrease (increase) in debt financing costs	73	(496)
Decrease in restricted cash	6,617	510
Other financing activity of consolidated VIE - RSO	(662)	—
Net cash provided by (used in) financing activities	82,353	(17,151)

Increase (decrease) in cash	3,287	(17,788)
Cash at beginning of year	11,243	26,197
Cash at end of period	$14,530	$8,409

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Cash Flows
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31, 2010
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,192)	$13,142	$(1,498)	$10,452
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,911	—	88	1,999
Provision for credit losses	1,606	—	799	2,405
Equity in earnings of unconsolidated entities	(1,427)	—	—	(1,427)
Distributions from unconsolidated entities	663	—	—	663
Gain on sale of leases and loans	(11)	—	—	(11)
Loss on sale of loans and investment securities, net	1,461	—	—	1,461
Gain on sale of management contract	(6,520)	—	—	(6,520)
Deferred income tax provision (benefit)	422	—	—	422
Equity-based compensation issued	781	—	—	781
Equity-based compensation received	(57)	—	57	—
Changes in operating assets and liabilities	(611)	—	—	(611)
Changes in cash attributable to operations of consolidated VIE - RSO	—	(29,820)	(57)	(29,877)
Net cash used in operating activities	(2,974)	(16,678)	(611)	(20,263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38)	—	—	(38)
Investments in unconsolidated real estate entities	(283)	—	—	(283)
Purchase of commercial finance assets	(10,690)	—	—	(10,690)
Purchase of loans and securities by consolidated VIE - RSO	—	(213,887)	—	(213,887)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	145,670	—	145,670
Proceeds from sale of management contract	9,095	—	—	9,095
Proceeds from sale of loans and investments	2,946	—	—	2,946
Increase in restricted cash of consolidated VIE - RSO	—	(4,053)	—	(4,053)
Other investing activity of consolidated VIE - RSO	—	12,437	—	12,437
Net cash provided by (used in) investing activities	1,030	(59,833)	—	(58,803)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statement of Cash Flows - (Continued)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended December 31, 2010
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	1,000	—	—	1,000
Principal payments on borrowings	(1,908)	—	—	(1,908)
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	15,109	—	15,109
Dividends paid	(551)	—	—	(551)
Dividends paid on common stock by consolidated VIE - RSO	—	(14,555)	611	(13,944)
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	76,619	—	76,619
Decrease in restricted cash	6,617	—	—	6,617
Other	73	—	—	73
Other financing activity of consolidated VIE - RSO	—	(662)	—	(662)
Net cash provided by financing activities	5,231	76,511	611	82,353

Increase in cash	3,287	—	—	3,287
Cash, beginning of year	11,243	—	—	11,243
Cash, end of period	$14,530	$—	$—	$14,530

(1)    Includes RSO cash flow for the three months ended March 31, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)
	March 31,	September 30,
	2011	2010
	(Restated)
ASSETS
Cash	$16,495	$11,243
Restricted cash	21,446	12,018
Receivables	1,138	1,671
Receivables from managed entities and related parties, net	57,833	66,416
Investments in commercial finance, net	145,961	12,176
Investments in real estate, net	28,555	27,114
Investment securities, at fair value	3,332	22,358
Investments in unconsolidated entities	12,861	13,825

Asset of consolidated variable interest entity ("VIE") - RSO
Cash and cash equivalents (including restricted cash)	235,795	—
Investments, at fair value	158,927	—
Loans	1,465,053	—
Investment in real estate and unconsolidated entities	42,480	—
Other assets	36,636	—
Total assets of consolidated VIE - RSO	1,938,891	—

Property and equipment, net	7,304	9,984
Deferred tax assets	39,989	43,703
Goodwill	7,969	7,969
Other assets	7,594	5,776
Total assets	$2,289,368	$234,253

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$34,409	$38,492
Payables to managed entities and related parties	136	156
Borrowings	178,938	66,110
Deferred tax liabilities	411	411
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,473,202	—
Other liabilities	64,387	—
Total liabilities of consolidated VIE - RSO	1,537,589	—
Total liabilities	1,751,483	105,169

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 28,740,931 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 645,708 and 741,086, respectively)	281	274
Additional paid-in capital	280,906	281,378
Accumulated deficit	(43,805)	(37,558)
Treasury stock, at cost; 9,108,440 and 9,125,253 shares, respectively	(99,085)	(99,330)
Accumulated other comprehensive loss	(1,653)	(12,807)
Total stockholders’ equity	136,644	131,957
Noncontrolling interests	(335)	(2,873)
Noncontrolling interest of consolidated VIE - RSO	401,576	—
Total equity	537,885	129,084
	$2,289,368	$234,253

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Balance Sheet
(in thousands, except per share data)
(unaudited)

	March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO at June 30, 2011	Eliminations	As Restated
ASSETS
Cash	$16,495	$—	$—	$16,495
Restricted cash	21,446	—	—	21,446
Receivables	1,138	—	—	1,138
Receivables from managed entities and related parties, net	59,498	—	(1,665)	57,833
Investments in commercial finance, net	145,961	—	—	145,961
Investments in real estate, net	27,547	—	1,008	28,555
Investment securities, at fair value	19,469	—	(16,137)	3,332
Investments in unconsolidated entities	12,861	—	—	12,861
Assets of consolidated VIE - RSO :
Cash and cash equivalents (increase restricted cash)	—	235,795	—	235,795
Investments, at fair value	—	190,069	(31,142)	158,927
Loans	—	1,466,758	(1,705)	1,465,053
Investments in real estate and consolidated entities	—	42,480	—	42,480
Other assets - RSO	—	37,532	(896)	36,636
Total assets of consolidated VIE - RSO	—	1,972,634	(33,743)	1,938,891
Property and equipment, net	8,312	—	(1,008)	7,304
Goodwill	7,969	—	—	7,969
Deferred tax assets, net	46,114	—	(6,125)	39,989
Other assets	7,594	—	—	7,594
Total assets	$374,404	$1,972,634	$(57,670)	$2,289,368

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$34,409	$—	$—	$34,409
Payables to managed entities and related parties	297	—	(161)	136
Borrowings	180,643	—	(1,705)	178,938
Deferred tax liabilities	411	—	—	411
Liabilities of consolidated VIE - RSO :
Borrowings	—	1,473,202	—	1,473,202
Other liabilities	—	66,052	(1,665)	64,387
Total liabilities	215,760	1,539,254	(3,531)	1,751,483

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	281	—	—	281
Additional paid-in capital	280,906	—	—	280,906
Accumulated deficit	(43,496)	—	(309)	(43,805)
Treasury stock, at cost	(99,085)	—	—	(99,085)
Accumulated other comprehensive loss	(11,504)	—	9,851	(1,653)
Total stockholders’ equity	127,102	—	9,542	136,644
Noncontrolling interests	31,542	—	(31,877)	(335)
Noncontrolling interests attributable to RSO	—	433,380	(31,804)	401,576
Total equity	158,644	433,380	(54,139)	537,885
	$374,404	$1,972,634	$(57,670)	$2,289,368

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)		(Restated)
REVENUES:
Real estate (includes $1,202, $880, $2,565 and $2,673 related to RSO)	$6,258	$5,770	$13,132	$12,717
Commercial finance	6,477	7,409	7,953	16,232
Financial fund management (includes $1,535, $267, $3,937 and $939 related to RSO)	7,612	6,221	15,942	15,873
	20,347	19,400	37,027	44,822
Revenues from consolidated VIE - RSO	26,150	—	48,788	—
Eliminations of consolidated revenues attributed to operating segments	(3,221)	—	(7,257)	—
Total Revenues	43,276	19,400	78,558	44,822
COSTS AND EXPENSES:
Real estate	6,088	5,516	11,549	10,243
Financial fund management	5,960	4,700	12,680	9,404
Commercial finance	3,693	4,731	7,966	9,306
General and administrative	2,897	2,768	6,013	6,200
(Gain) loss on sale of leases and loans	(252)	(31)	(263)	551
Provision for credit losses	2,719	1,210	4,325	1,986
Depreciation and amortization	2,921	2,382	4,046	4,588
	24,026	21,276	46,316	42,278
Expenses from consolidated VIE - RSO	15,743	—	23,441	—
Elimination of consolidated expenses attributable to operating segments	(2,389)	—	(5,499)	—
Total Expenses	37,380	21,276	64,258	42,278
OPERATING (LOSS) INCOME	5,896	(1,876)	14,300	2,544
OTHER INCOME (EXPENSE):
Other-than-temporary impairment losses on investments securities	—	(297)	—	(297)
Gain on sale of management contract	—	—	6,520	—
Gain (loss) on sale of investment securities, net	97	(424)	(1,364)	(424)
Interest expense	(4,167)	(3,871)	(6,536)	(7,688)
Other (expense) income, net	(409)	637	66	1,207
	(4,479)	(3,955)	(1,314)	(7,202)
Other income from consolidated VIE - RSO	(17)	—	(6)	—
Elimination of consolidated other income attributable to operating segments	36	—	75	—
	(4,460)	(3,955)	(1,245)	(7,202)
Income (loss) from continuing operations before taxes	1,436	(5,831)	13,055	(4,658)
Income tax provision - RSO	1,171	—	2,980	—
Income tax benefit	(1,290)	(3,986)	(1,932)	(3,401)
Income (loss) from continuing operations	1,555	(1,845)	12,007	(1,257)
Loss from discontinued operations, net of tax	(2,153)	(2)	(2,153)	(2)
Net (loss) income	(598)	(1,847)	9,854	(1,259)
Net loss attributable to noncontrolling interests	513	615	1,138	998
Net income attributable to noncontrolling - RSO	(8,868)	—	(21,447)	—
Net loss attributable to common shareholders	$(8,953)	$(1,232)	$(10,455)	$(261)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Operations - (Continued)
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)		(Restated)
Amounts attributable to common shareholders:
Loss from continuing operations	$(6,800)	$(1,230)	$(8,302)	$(259)
Discontinued operations	(2,153)	(2)	(2,153)	(2)
Net loss	$(8,953)	$(1,232)	$(10,455)	$(261)

Basic and diluted loss per common share:
Continuing operations	$(0.35)	$(0.06)	$(0.43)	$(0.01)
Discontinued operations	(0.11)	—	(0.11)	—
Net loss	$(0.46)	$(0.06)	$(0.54)	$(0.01)
Weighted average shares outstanding	19,355	19,089	19,213	18,888

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
REVENUES:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Real estate	$6,258	$—	$—	$6,258
Financial fund management	7,612	—	—	7,612
Commercial finance	6,477	—	—	6,477
	20,347	—	—	20,347
Revenues from consolidated VIE - RSO	—	26,150	—	26,150
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(3,221)	(3,221)
Total Revenues	20,347	26,150	(3,221)	43,276
COSTS AND EXPENSES:
Real estate	6,088	—	—	6,088
Financial fund management	5,960	—	—	5,960
Commercial finance	3,693	—	—	3,693
General and administrative	2,897	—	—	2,897
Gain on sale of leases and loans	(252)	—	—	(252)
Provision for credit losses	2,719	—	—	2,719
Depreciation and amortization	2,921	—	—	2,921
	24,026	—		24,026
Expenses from consolidated VIE - RSO	—	16,914	(1,171)	15,743
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(2,389)	(2,389)
Total expenses	24,026	16,914	(3,560)	37,380
OPERATING (LOSS) INCOME	(3,679)	9,236	339	5,896

OTHER INCOME (EXPENSE):
Gain on extinguishment of servicing and repurchase liabilities	4,426	—	(4,426)	—
Gain on sale of investment securities, net	97	—	—	97
Interest expense	(4,167)	—	—	(4,167)
Other income (expense), net	203	—	(612)	(409)
Other income from consolidated VIE - RSO	—	(17)	—	(17)
Elimination of consolidated VIE expenses attributed to operating segments	—	—	36	36
	559	(17)	(5,002)	(4,460)
(Loss) income from continuing operations before taxes	(3,120)	9,219	(4,663)	1,436
Income tax (benefit) provision	(1,290)	—	1,171	(119)
(Loss) income from continuing operations	(1,830)	9,219	(5,834)	1,555
Loss from discontinued operations, net of tax	(2,153)	—	—	(2,153)
Net (loss) income	(3,983)	9,219	(5,834)	(598)
Net (income) loss attributable to noncontrolling interests	(283)	—	796	513
Net income attributable to noncontrolling interests - RSO	—	—	(8,868)	(8,868)
Net (loss) income attributable to common shareholders	$(4,266)	$9,219	$(13,906)	$(8,953)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations - (Continued)
(unaudited, in thousands, except per share data)

	For the Three Months Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(2,113)	$9,219	$(13,906)	$(6,800)
Discontinued operations	(2,153)	—	—	(2,153)
Net income (loss)	$(4,266)	$9,219	$(13,906)	$(8,953)

Basic and diluted loss per share:
Continuing operations	$(0.11)			$(0.35)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.22)			$(0.46)
Weighted average shares outstanding	19,355			19,355

(1)    Includes RSO for the three months ended June 30, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations
(unaudited, in thousands, except per share data)

	For the Six Months Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
REVENUES:
Real estate	$13,132	$—	$—	$13,132
Financial fund management	15,942	—	—	15,942
Commercial finance	7,953	—	—	7,953
	37,027	—	—	37,027
Revenues from consolidated VIE - RSO	—	48,788	—	48,788
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(7,257)	(7,257)
Total Revenues	37,027	48,788	(7,257)	78,558
COSTS AND EXPENSES:
Real estate	11,549	—	—	11,549
Financial fund management	12,680	—	—	12,680
Commercial finance	7,966	—	—	7,966
General and administrative	6,013	—	—	6,013
Gain on sale of leases and loans	(263)	—	—	(263)
Provision for credit losses	4,325	—	—	4,325
Depreciation and amortization	4,046	—	—	4,046
	46,316	—	—	46,316
Expenses from consolidated VIE - RSO	—	26,421	(2,980)	23,441
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(5,499)	(5,499)
Total expenses	46,316	26,421	(8,479)	64,258
OPERATING (LOSS) INCOME	(9,289)	22,367	1,222	14,300

OTHER INCOME (EXPENSE):
Gain on sale of management contract	6,520	—	—	6,520
Gain on extinguishment of servicing and repurchase liabilities	4,426	—	(4,426)	—
Loss on sale of investment securities, net	(1,364)	—	—	(1,364)
Interest expense	(6,536)	—	—	(6,536)
Other income (expense), net	1,289	—	(1,223)	66
Other expenses from consolidated VIE - RSO	—	(6)	—	(6)
Elimination of consolidated VIE expenses attributed to operating segments	—	—	75	75
	4,335	(6)	(5,574)	(1,245)
(Loss) income from continuing operations before taxes	(4,954)	22,361	(4,352)	13,055
Income tax (benefit) provision	(1,932)	—	2,980	1,048
(Loss) income from continuing operations	(3,022)	22,361	(7,332)	12,007
Loss from discontinued operations, net of tax	(2,153)	—	—	(2,153)
Net (loss) income	(5,175)	22,361	(7,332)	9,854
Net loss attributable to noncontrolling interests	342	—	796	1,138
Net income attributable to noncontrolling interests - RSO	—	—	(21,447)	(21,447)
Net (loss) income attributable to common shareholders	$(4,833)	$22,361	$(27,983)	$(10,455)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations - (Continued)
(unaudited, in thousands, except per share data)

	For the Six Months Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(2,680)	$22,361	$(27,983)	$(8,302)
Discontinued operations	(2,153)	—	—	(2,153)
Net (loss) income	$(4,833)	$22,361	$(27,983)	$(10,455)

Basic and diluted loss per common share:
Continuing operations	$(0.14)			$(0.43)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.25)			$(0.54)
Weighted average shares outstanding	19,213			19,213

(1)    Includes RSO for the six months ended June 30, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Cash Flows
(in thousands, except per share data)
	Six Months Ended
	March 31,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,854	$(1,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,331	6,721
Net other-than-temporary impairment losses recognized in earnings	—	297
Provision for credit losses	5,124	1,986
Equity in earnings of unconsolidated entities	(1,944)	(3,441)
Distributions from unconsolidated entities	2,751	2,701
(Gain) loss on sale of leases and loans	(263)	551
Loss on sale of investment securities, net	1,364	424
Gain on resolution of assets	—	(287)
Gain on sale of management contract	(6,520)	—
Deferred income tax (benefit) provision	(3,065)	33
Equity-based compensation issued	1,401	2,014
Equity-based compensation received	—	(375)
Decrease in commercial finance investments	—	37,182
Loss from discontinued operations	2,153	2
Changes in operating assets and liabilities	(1,047)	(19,657)
Changes in cash attributable to operations of consolidated VIE - RSO	(16,604)	—
Net cash provided by operating activities	(465)	26,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(411)	(236)
Payments received on real estate loans and real estate	—	2,885
Investments in unconsolidated real estate entities	(419)	(1,512)
Purchase of commercial finance assets	(25,790)	—
Purchase of loans and securities by consolidated VIE - RSO	(436,374)	—
Principal payments and proceeds from sales received by consolidated VIE - RSO	295,166	—
Proceeds from sale of management contract	9,095	—
Purchase of loans and investments	—	(1,011)
Proceeds from sale of loans and investments	3,341	1,510
Principal payments received on loans	—	333
Increase in restricted cash of consolidated VIE- RSO	(20,023)	—
Other investing activity of consolidated VIE - RSO	74,511	—
Net cash (used in) provided by investing activities	(100,904)	1,969

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Cash Flows - (Continued)
(in thousands, except per share data)

	Six Months Ended
	March 31,
	2011	2010
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	31,000	71,001
Principal payments on borrowings	(13,756)	(116,525)
Net borrowings (repayments) of consolidated VIE - RSO	23,687	—
Dividends paid	(1,105)	(1,088)
Dividends paid by consolidated VIE - RSO	(30,922)	—
Proceeds from issuance of common stock	1,853	58
Net proceeds from issuance of stock by consolidated VIE	100,946	—
Other	(1,075)	(1,374)
(Decrease) increase in restricted cash	(3,518)	194
Other financing activity of consolidated VIE - RSO	(541)	—
Net cash provided by (used in) financing activities	106,569	(47,734)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating	52	—
Net cash provided by discontinued operations	52	—

Increase (decrease) in cash	5,252	(18,873)
Cash at beginning of year	11,243	26,197
Cash at end of period	$16,495	$7,324

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Cash Flows
(in thousands, except per share data)
(unaudited)

	For the Six Months Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,175)	$22,361	$(7,332)	$9,854
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,243		88	6,331
Provision for credit losses	4,325	—	799	5,124
Equity in earnings of unconsolidated entities	(1,944)	—	—	(1,944)
Distributions from unconsolidated entities	2,751	—	—	2,751
Gain on sale of leases and loans	(263)	—	—	(263)
Loss on sale of loans and investment securities, net	1,364	—	—	1,364
Gain on sale of management contract	(6,520)	—	—	(6,520)
Gain on extinguishment of servicing and repurchase liabilities	(4,426)	—	4,426	—
Deferred income tax benefit	(3,065)	—	—	(3,065)
Equity-based compensation issued	1,401	—	—	1,401
Equity-based compensation received	(33)	—	33	—
Loss from discontinued operations	2,153	—	—	2,153
Changes in operating assets and liabilities	(1,047)	—	—	(1,047)
Change in cash attributable to operating activity of consolidated VIE - RSO	—	(17,367)	763	(16,604)
Net cash (used in) provided by operating activities	(4,236)	4,994	(1,223)	(465)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(411)	—	—	(411)
Investments in unconsolidated real estate entities	(419)	—	—	(419)
Purchase of commercial finance assets	(25,790)	—	—	(25,790)
Purchase of loans and securities by consolidated VIE - RSO	—	(446,595)	10,221	(436,374)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	295,166	—	295,166
Proceeds from sale of management contract	9,095	—	—	9,095
Proceeds from sale of loans and investments	3,341	—	—	3,341
Increase in restricted cash of consolidated VIE- RSO	—	(20,023)	—	(20,023)
Other investing activity of consolidated VIE - RSO	—	74,511	—	74,511
Net cash (used in) provided by investing activities	(14,184)	(96,941)	10,221	(100,904)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Cash Flows - (Continued)
(in thousands, except per share data)
(unaudited)

	For the Six Months Ended March 31, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	31,000	—	—	31,000
Principal payments on borrowings	(13,756)	—	—	(13,756)
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	23,687	—	23,687
Dividends paid	(1,105)	—	—	(1,105)
Dividends paid on common stock by consolidated VIE - RSO	—	(32,145)	1,223	(30,922)
Proceeds from issuance of common stock	1,853	—	—	1,853
Net proceeds from issuance of common stock by consolidated VIE - RSO		100,946	—	100,946
Proceeds from issuance of LEAF preferred stock	10,221	—	(10,221)	—
Increase in restricted cash	(3,518)	—	—	(3,518)
Other	(1,075)	—	—	(1,075)
Other financing activity of consolidated VIE - RSO	—	(541)	—	(541)
Net cash provided by (used in) financing activities	23,620	91,947	(8,998)	106,569
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	52	—	—	52
Net cash provided by discontinued operations	52	—	—	52

Increase in cash	5,252	—	—	5,252
Cash, beginning of year	11,243	—	—	11,243
Cash, end of period	$16,495	$—	$—	$16,495

(1)    Includes RSO for the six months ended June 30, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	June 30,	September 30,
	2011	2010
	(Restated)
ASSETS
Cash	$28,553	$11,243
Restricted cash	17,767	12,018
Receivables	1,115	1,671
Receivables from managed entities and related parties, net	54,485	66,416
Investments in commercial finance, net	164,977	12,176
Investments in real estate, net	18,307	27,114
Investment securities, at fair value	3,159	22,358
Investments in unconsolidated entities	12,256	13,825

Asset of consolidated variable interest entity ("VIE") - RSO	—	—
Cash and cash equivalents (including restricted cash)	177,412	—
Investments, at fair value	175,375	—
Loans	1,682,252	—
Investment in real estate and unconsolidated entities	59,295	—
Other assets	36,281	—
Total assets of consolidated VIE - RSO	2,130,615	—

Property and equipment, net	7,104	9,984
Deferred tax assets	39,784	43,703
Goodwill	7,969	7,969
Other assets	13,386	5,776
Total assets	$2,499,477	$234,253

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$39,545	$38,492
Payables to managed entities and related parties	—	156
Borrowings	188,128	66,110
Deferred tax liabilities	411	411
Liabilities of consolidated VIE -- RSO:
Borrowings	1,549,674	—
Other liabilities	184,845	—
Total liabilities of consolidated VIE - RSO	1,734,519	—
Total liabilities	1,962,603	105,169

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 28,760,970 and 28,167,909 shares issued, respectively (including nonvested restricted stock of 641,496 and 741,086, respectively)	281	274
Additional paid-in capital	281,372	281,378
Accumulated deficit	(44,892)	(37,558)
Treasury stock, at cost; 9,089,723 and 9,125,253 shares, respectively	(98,874)	(99,330)
Accumulated other comprehensive loss	(1,709)	(12,807)
Total stockholders’ equity	136,178	131,957
Noncontrolling interests	(870)	(2,873)
Noncontrolling interests of consolidated VIE - RSO	401,566	—
Total equity	536,874	129,084
	$2,499,477	$234,253

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Balance Sheet
(in thousands, except per share data)
(unaudited)
	June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO at September 30, 2011	Eliminations	As Restated
ASSETS
Cash	$28,553	$—	$—	$28,553
Restricted cash	17,767	—	—	17,767
Receivables	1,115	—	—	1,115
Receivables from managed entities and related parties, net	56,946	—	(2,461)	54,485
Investments in commercial finance, net	164,977	—	—	164,977
Investments in real estate, net	17,331	—	976	18,307
Investment securities, at fair value	18,635	—	(15,476)	3,159
Investments in unconsolidated entities	12,256	—	—	12,256
Assets of consolidated VIE - RSO:
Cash and cash equivalents (increase restricted cash)	—	177,412	—	177,412
Investments, at fair value	—	211,649	(36,274)	175,375
Loans	—	1,683,957	(1,705)	1,682,252
Investments in real estate and consolidated entities	—	59,295	—	59,295
Other assets - RSO	—	37,929	(1,648)	36,281
Total assets of consolidated VIE - RSO	—	2,170,242	(39,627)	2,130,615
Property and equipment, net	8,080	—	(976)	7,104
Goodwill	7,969	—	—	7,969
Deferred tax assets, net	46,190	—	(6,406)	39,784
Other assets	13,386	—	—	13,386
Total assets	$393,205	$2,170,242	$(63,970)	$2,499,477

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$39,545	$—	$—	$39,545
Payables to managed entities and related parties	204	—	(204)	—
Borrowings	189,833	—	(1,705)	188,128
Deferred tax liabilities	411	—	—	411
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,549,674	—	1,549,674
Other liabilities	—	187,304	(2,459)	184,845
Total liabilities	229,993	1,736,978	(4,368)	1,962,603

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	281	—	—	281
Additional paid-in capital	281,372	—	—	281,372
Accumulated deficit	(44,477)	—	(415)	(44,892)
Treasury stock, at cost	(98,874)	—	—	(98,874)
Accumulated other comprehensive loss	(11,940)	—	10,231	(1,709)
Total stockholders’ equity	126,362	—	9,816	136,178
Noncontrolling interests	36,850	—	(37,720)	(870)
Noncontrolling interests attributable to RSO	—	433,264	(31,698)	401,566
Total equity	163,212	433,264	(59,602)	536,874
	$393,205	$2,170,242	$(63,970)	$2,499,477

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
REVENUES:
Real estate (includes $2,085, $2,945, $4,650, and $5,618 related to RSO)	$15,873	$11,162	$29,005	$23,879
Commercial finance (includes $0, $139, $144, and $287 related to RSO)	6,464	5,592	14,417	21,824
Financial fund management (includes $721, $1,257, $4,658, and $2,197 related to RSO)	5,252	8,484	21,194	24,357
	27,589	25,238	64,616	70,060
Revenues from consolidated VIE RSO	21,987	—	70,775	—
Eliminations of consolidated revenues attributed to operating segments	(3,632)	—	(10,889)	—
Total Revenues	45,944	25,238	124,502	70,060
COSTS AND EXPENSES:
Real estate	6,727	5,856	18,276	16,099
Commercial finance	3,709	4,512	11,675	13,818
Financial fund management	4,234	6,471	16,914	15,875
General and administrative	2,614	2,946	8,627	9,146
(Gain) loss on sale of leases and loans	(94)	7,154	(357)	7,705
Provision for credit losses	3,476	1,428	7,801	3,414
Depreciation and amortization	3,159	2,005	7,205	6,593
	23,825	30,372	70,141	72,650
Expenses from consolidated VIE	9,631	—	33,072	—
Elimination of consolidated expenses attributable to operating segments	(2,582)	—	(8,081)	—
Total Expenses	30,874	30,372	95,132	72,650
OPERATING INCOME (LOSS)	15,070	(5,134)	29,370	(2,590)

OTHER INCOME (EXPENSE):
Impairment loss recognized in earnings	—	(67)	—	(364)
Gain on sale of management contract	—	—	6,520	—
Gain (loss) on sale of investment securities, net	82	(27)	(1,282)	(451)
Interest expense	(4,276)	(3,504)	(10,812)	(11,192)
Other income, net	84	739	150	1,946
	(4,110)	(2,859)	(5,424)	(10,061)
Other income from consolidated VIE	3,875	—	3,869	—
Elimination of consolidated other income attributable to operating segments	34	—	109	—
	(201)	(2,859)	(1,446)	(10,061)
Income (loss) from continuing operations before taxes	14,869	(7,993)	27,924	(12,651)
Income tax provision - RSO	1,289	—	4,269	—
Income tax provision (benefit)	151	(1,404)	(1,781)	(4,805)
Income (loss) from continuing operations	13,429	(6,589)	25,436	(7,846)
Loss from discontinued operations, net of tax	(23)	(1)	(2,176)	(3)
Net income (loss)	13,406	(6,590)	23,260	(7,849)
Net loss attributable to noncontrolling interests	513	1,275	1,651	2,273
Net income attributable to noncontrolling - RSO	(14,436)	—	(35,883)	—
Net loss attributable to common shareholders	$(517)	$(5,315)	$(10,972)	$(5,576)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Operations - (Continued)
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Amounts attributable to common shareholders:
Loss from continuing operations	$(494)	$(5,314)	$(8,796)	$(5,573)
Discontinued operations	(23)	(1)	(2,176)	(3)
Net loss	$(517)	$(5,315)	$(10,972)	$(5,576)

Basic and diluted loss per common share:
Continuing operations	$(0.03)	$(0.28)	$(0.46)	$(0.29)
Discontinued operations	—	—	(0.11)	—
Net loss	$(0.03)	$(0.28)	$(0.57)	$(0.29)
Weighted average shares outstanding	19,741	19,140	19,389	18,972

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations
(in thousands, except per share data)
	For the Three Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	Restated
REVENUES:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Real estate	$15,873	$—	$—	$15,873
Financial fund management	5,252	—	—	5,252
Commercial finance	6,464	—	—	6,464
	27,589	—	—	27,589
Revenues from consolidated VIE - RSO	—	21,987		21,987
Elimination of consolidated VIE revenues attributed to operating segments	—		(3,632)	(3,632)
Total Revenues	27,589	21,987	(3,632)	45,944
COSTS AND EXPENSES:
Real estate	6,727	—	—	6,727
Financial fund management	4,234	—	—	4,234
Commercial finance	3,709	—	—	3,709
General and administrative	2,614	—	—	2,614
Gain on sale of leases and loans	(94)	—	—	(94)
Provision for credit losses	3,476	—	—	3,476
Depreciation and amortization	3,159	—	—	3,159
	23,825	—	—	23,825
Expenses from consolidated VIE - RSO	—	10,920	(1,289)	9,631
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(2,582)	(2,582)
Total expenses	23,825	10,920	(3,871)	30,874
OPERATING INCOME	3,764	11,067	239	15,070

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	82	—	—	82
Interest expense	(4,276)	—	—	(4,276)
Other income, net	696	—	(612)	84
Other income from consolidated VIE - RSO	—	3,875	—	3,875
Elimination of consolidated VIE expenses attributed to operating segments	—	—	34	34
	(3,498)	3,875	(578)	(201)
Income (loss) from continuing operations before taxes	266	14,942	(339)	14,869
Income tax provision	151	—	1,289	1,440
Income (loss) from continuing operations	115	14,942	(1,628)	13,429
Loss from discontinued operations, net of tax	(23)	—	—	(23)
Net income (loss)	92	14,942	(1,628)	13,406
Net (loss) income attributable to noncontrolling interests	(503)	—	1,016	513
Net income attributable to noncontrolling interests - RSO	—	—	(14,436)	(14,436)
Net (loss) income attributable to common shareholders	$(411)	$14,942	$(15,048)	$(517)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations
(in thousands, except per share data)

	For the Three Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	Restated
Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(388)	$14,942	$(15,048)	$(494)
Discontinued operations	(23)	—	—	(23)
Net (loss) income	$(411)	$14,942	$(15,048)	$(517)

Basic and diluted loss per share:
Continuing operations	$(0.02)			$(0.03)
Discontinued operations	—			—
Net income (loss)	$(0.02)			$(0.03)
Weighted average shares outstanding	19,741			19,741

(1)     Includes RSO for the three months ended September 30, 2011

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations
(in thousands, except per share data)
	For the Nine Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
REVENUES:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Real estate	$29,005	$—	$—	$29,005
Financial fund management	21,194	—	—	21,194
Commercial finance	14,417	—	—	14,417
	64,616	—	—	64,616
Revenues from consolidated VIE - RSO	—	70,775		70,775
Elimination of consolidated VIE revenues attributed to operating segments	—		(10,889)	(10,889)
Total Revenues	64,616	70,775	(10,889)	124,502
COSTS AND EXPENSES:
Real estate	18,276	—	—	18,276
Financial fund management	16,914	—	—	16,914
Commercial finance	11,675	—	—	11,675
General and administrative	8,627	—	—	8,627
Gain on sale of leases and loans	(357)	—	—	(357)
Provision for credit losses	7,801	—	—	7,801
Depreciation and amortization	7,205	—	—	7,205
	70,141	—	—	70,141
Expenses from consolidated VIE - RSO	—	37,341	(4,269)	33,072
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(8,081)	(8,081)
Total Expenses	70,141	37,341	(12,350)	95,132
OPERATING (LOSS) INCOME	(5,525)	33,434	1,461	29,370

OTHER INCOME (EXPENSE):
Gain on sale of management contract	6,520	—	—	6,520
Gain on extinguishment of servicing and repurchase liabilities	4,426	—	(4,426)	—
Loss on sale of investment securities, net	(1,282)	—	—	(1,282)
Interest expense	(10,812)	—	—	(10,812)
Other income, net	1,985	—	(1,835)	150
Other income from consolidated VIE - RSO	—	3,869	—	3,869
Elimination of consolidated VIE expenses attributed to operating segments	—	—	109	109
	837	3,869	(6,152)	(1,446)
(Loss) income from continuing operations before taxes	(4,688)	37,303	(4,691)	27,924
Income tax (benefit) provision	(1,781)	—	4,269	2,488
(Loss) income from continuing operations	(2,907)	37,303	(8,960)	25,436
Loss from discontinued operations, net of tax	(2,176)	—	—	(2,176)
Net (loss) income	(5,083)	37,303	(8,960)	23,260
Net (loss) income attributable to noncontrolling interests	(161)	—	1,812	1,651
Net income attributable to noncontrolling interests - RSO	—	—	(35,883)	(35,883)
Net (loss) income attributable to common shareholders	$(5,244)	$37,303	$(43,031)	$(10,972)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Operations - (Continued)
(in thousands, except per share data)

	For the Nine Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
Amounts attributable to common shareholders:
(Loss) income from continuing operations	$(3,068)	$37,303	$(43,031)	$(8,796)
Discontinued operations	(2,176)	—	—	(2,176)
Net (loss) income	$(5,244)	$37,303	$(43,031)	$(10,972)

Basic and diluted loss per share:
Continuing operations	$(0.16)			$(0.46)
Discontinued operations	(0.11)			(0.11)
Net loss	$(0.27)			$(0.57)
Weighted average shares outstanding	19,389			19,389

(1)    Includes RSO for the nine months ended September 30, 2011

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine Months Ended
	June 30.
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,260	$(7,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,955	10,192
Net other-than-temporary impairment losses recognized in earnings	—	364
Provision for credit losses	8,600	3,414
Equity in earnings of unconsolidated entities	(9,367)	(4,098)
Distributions from unconsolidated entities	5,018	3,823
(Gain) loss on sale of leases and loans	(357)	7,705
Loss on sale of investment securities, net	1,282	451
Gain on resolution of assets	—	(2,040)
Gain on sale of management contract	(6,520)	—
Deferred income tax (benefit) provision	(1,667)	29
Equity-based compensation issued	1,963	2,874
Equity-based compensation received	—	(1,118)
Decrease in commercial finance investments	—	30,959
Loss from discontinued operations	2,176	3
Changes in operating assets and liabilities	(2,983)	(21,723)
Change in cash attributable to operating activity of consolidated VIE - RSO	(14,293)	—
Net cash provided by operating activities	18,067	22,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(739)	(320)
Payments received on real estate loans and real estate	16,291	8,355
Investments in unconsolidated real estate entities	(854)	(1,908)
Purchase of commercial finance assets	(65,762)	—
Principal payments received on leases and loans	18,732	—
Purchase of loans and securities by consolidated VIE - RSO	(592,226)	—
Principal payments and proceeds from sales received by consolidated VIE - RSO	370,238	—
Proceeds from sale of management contract	9,095	—
Purchase of loans and investments	—	(1,011)
Proceeds from sale of loans and investments	3,534	2,740
Increase in restricted cash of consolidated VIE- RSO	22,334	—
Other investing activity of consolidated VIE - RSO	81,704	—
Net cash (used in) provided by investing activities	(137,653)	7,856

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated Statements of Cash Flows - (Continued)
(unaudited, in thousands, except per share data)

	Nine Months Ended
	June 30.
	2011	2010
	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	66,217	81,802
Principal payments on borrowings	(45,776)	(127,889)
Net borrowings (repayments) of debt by consolidated VIE - RSO	50,411	—
Dividends paid	(1,675)	(1,087)
Dividends paid on equity of consolidated VIE - RSO	(48,877)	—
Proceeds from issuance of common stock	1,914	58
Net proceeds from issuance of common stock by consolidated VIE - RSO	112,449	—
Other	(1,992)	(1,824)
Increase in restricted cash	4,947	1,068
Other financing activity of consolidated VIE - RSO	(541)	—
Net cash provided by (used in) financing activities	137,077	(47,872)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(181)	(3)
Net cash used in discontinued operations	(181)	(3)

Increase (decrease) in cash	17,310	(17,033)
Cash at beginning of year	11,243	26,197
Cash at end of period	$28,553	$9,164

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Cash Flows
(in thousands, except per share data)
(unaudited)

	For the Nine Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,083)	$37,303	$(8,960)	$23,260
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,867	—	88	10,955
Provision for credit losses	7,801	—	799	8,600
Equity in earnings of unconsolidated entities	(9,367)	—	—	(9,367)
Distributions from unconsolidated entities	5,018	—	—	5,018
Gain on sale of leases and loans	(357)	—	—	(357)
Loss on sale of loans and investment securities, net	1,282	—	—	1,282
Gain on sale of management contract	(6,520)	—	—	(6,520)
Gain on extinguishment of servicing and repurchase liabilities	(4,426)	—	4,426	—
Deferred income tax benefit	(1,667)	—	—	(1,667)
Equity-based compensation issued	1,963	—	—	1,963
Equity-based compensation received	(234)	—	234	—
Loss from discontinued operations	2,176	—	—	2,176
Changes in operating assets and liabilities	(2,983)	—	—	(2,983)
Change in cash attributable to operating activity of consolidated VIE -RSO	—	(15,871)	1,578	(14,293)
Net cash (used in) provided by operating activities	(1,530)	21,432	(1,835)	18,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(739)	—	—	(739)
Payments received on real estate loans and real estate	16,291	—	—	16,291
Investments in unconsolidated real estate entities	(854)	—	—	(854)
Purchase of commercial finance assets	(65,762)	—	—	(65,762)
Principal payments received on leases and loans	18,732	—	—	18,732
Purchase of loans and securities by consolidated VIE - RSO	—	(607,447)	15,221	(592,226)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	370,238	—	370,238
Proceeds from sale of management contract	9,095	—	—	9,095
Proceeds from sale of loans and investments	3,534	—	—	3,534
Increase in restricted cash of consolidated VIE- RSO	—	22,334	—	22,334
Other investing activity of consolidated VIE - RSO	—	81,836	(132)	81,704
Net cash provided by (used in) investing activities	(19,703)	(133,039)	15,089	(137,653)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidating Statement of Cash Flows - (Continued)
(in thousands, except per share data)
(unaudited)

	For the Nine Months Ended June 30, 2011
		Restatement Adjustments
	As Previously Reported	RSO (1)	Eliminations	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	66,217	—	—	66,217
Principal payments on borrowings	(45,776)	—	—	(45,776)
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	50,411	—	50,411
Dividends paid	(1,675)	—	—	(1,675)
Dividends paid on common stock by consolidated VIE - RSO	—	(50,712)	1,835	(48,877)
Proceeds from issuance of common stock	1,914	—	—	1,914
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	112,449	—	112,449
Proceeds from issuance of LEAF preferred stock	15,221	—	(15,221)	—
Preferred stock dividends paid by LEAF to RSO	(132)	—	132	—
Decrease in restricted cash	4,947	—	—	4,947
Other	(1,992)	—	—	(1,992)
Other financing activity of consolidated VIE - RSO	—	(541)	—	(541)
Net cash provided by (used in) financing activities	38,724	111,607	(13,254)	137,077
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(181)	—	—	(181)
Net cash used in discontinued operations	(181)	—	—	(181)

Increase in cash	17,310	—	—	17,310
Cash, beginning of year	11,243	—	—	11,243
Cash, end of period	$28,553	$—	$—	$28,553

(1)    Includes RSO for the nine months September 30, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table sets forth the Company's operating results by quarter for the twelve months ended September 30, 2012 which includes RSO for the same periods (in thousands, except share data):

Quarterly Results for Fiscal 2012	December 31	March 31	June 30	September 30
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$18,664	$14,780	$13,784	$17,208
Revenues from consolidated VIE - RSO	25,211	28,726	26,262	35,669
Elimination of consolidated VIE revenues attributed to operating segments	(4,501)	(3,510)	(4,235)	(4,988)
Total Revenues	39,374	39,996	35,811	47,889
Operating income	3,985	13,478	5,810	16,238
(Loss) income from continuing operations	(239)	11,625	46,215	15,622
Loss from discontinued operations	(20)	(16)	(14)	(8)
Net (loss) income	(259)	11,609	46,201	15,614
Less: Net loss (income) attributable to noncontrolling interests	193	39	(45)	36
Less: Net income attributable to noncontrolling interests - RSO	(367)	(14,030)	(15,945)	(17,917)
Net (loss) income attributable to common shareholders	(433)	(2,382)	30,211	(2,267)

Basic (loss) earnings per common share:
Continuing operations	$(0.02)	$(0.12)	$1.52	$(0.11)
Discontinued operations	—	—	—	—
Net (loss) income	$(0.02)	$(0.12)	$1.52	$(0.11)

Diluted (loss) earnings per common share:
Continuing operations	$(0.02)	$(0.12)	$1.44	$(0.11)
Discontinued operations	—	—	0.00	0.00
Net (loss) income	$(0.02)	$(0.12)	$1.44	$(0.11)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

NOTE 26 − VARIABLE INTEREST ENTITIES
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

Consolidated VIE - RSO
The Company determined that it was the primary beneficiary of RSO, as it has the power to direct the activities of RSO that most significantly impact RSO’s economic performance, and the obligation to absorb losses/right to receive benefits from RSO that could potentially be significant to RSO. As part of its analysis the Company evaluated its duties under the terms of the management agreement and the voting rights provided to RSO’s shareholders which include the right to elect the Company’s board of directors and the ability to terminate the management agreement. The Company concluded that the fee paid to the manager in the event of a termination and the Company’s role in managing the operations of RSO resulted in the Company having the power to direct, as defined in ASC Topic 810. Additionally, the Company prepared a quantitative analysis to measure the management/incentive fees and the Company’s equity ownership position in RSO relative to the anticipated economic performance of RSO. The Company determined its benefits could be significant and therefore concluded that the Company is the primary beneficiary and should consolidate RSO. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse against the assets of the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following reflects the assets and liabilities and operations of RSO which was consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	December 31,
	2012	2011
ASSETS (1)
Cash and cash equivalents	$85,278	$43,116
Restricted cash	94,112	142,806
Subtotal- Cash and cash equivalents	179,390	185,922

Investment securities, trading	24,843	38,673
Investment securities available-for-sale, pledged as collateral, at fair value	195,200	136,188
Investment securities available-for-sale, at fair value	36,390	4,678
Subtotal- Investments, at fair value	256,433	179,539

Loans, pledged as collateral and net of allowances of $17.7 million and $27.5 million	1,793,780	1,772,063
Loans receivable–related party	8,324	9,497
Loans held for sale	48,894	3,154
Subtotal - Loans, before eliminations	1,850,998	1,784,714
Eliminations	(1,677)	(8,605)
Subtotal - Loans	1,849,321	1,776,109

Property available-for-sale	—	2,980
Investment in real estate	75,386	48,027
Investments in unconsolidated entities	45,413	47,899
Subtotal, Investments in real estate and unconsolidated entities, before eliminations	120,799	98,906
Eliminations	(93)	(38,850)
Subtotal, Investments in real estate and unconsolidated entities	120,706	60,056
Line items included in "other assets":
Linked transactions, at fair value	6,835	2,275
Interest receivable	7,763	8,836
Deferred tax asset	2,766	626
Principal paydown receivable	25,570	—
Intangible assets	13,192	19,813
Prepaid expenses	10,396	648
Other assets	4,109	3,445
Subtotal - Other assets, before eliminations	70,631	35,643
Eliminations	(31)	(34)
Subtotal - Other assets	70,600	35,609
Total assets (excluding eliminations)	$2,478,251	$2,284,724
Total assets (including eliminations)	$2,476,450	$2,237,235
LIABILITIES (2)
Borrowings	$1,785,600	$1,794,083

Distribution payable	21,655	19,979
Accrued interest expense	2,918	3,260
Derivatives, at fair value	14,687	13,210
Accrued tax liability	13,641	12,567
Deferred tax liability	8,376	5,624
Accounts payable and other liabilities	18,029	6,311
Subtotal - Other liabilities, before eliminations	79,306	60,951
Eliminations	(6,633)	(2,698)
Subtotal - Other liabilities	72,673	58,253
Total liabilities (before eliminations)	$1,864,906	$1,855,034
Total liabilities (after eliminations)	$1,858,273	$1,852,336

RSO Balance Sheets Detail (in thousands):
	December 31,
	2012	2011
(1) Assets of consolidated RSO's VIEs included in the total assets above:
Restricted cash	$90,108	$138,120
Investments securities available-for-sale, pledged as collateral, at fair value	135,566	89,045
Loans held for sale	14,894	3,154
Property available-for-sale	—	2,980
Loans, pledged as collateral and net of allowances of $15.2 million and $17.2 million	1,678,719	1,730,950
Interest receivable	5,986	6,003
Prepaid expenses	328	212
Principal receivable	25,570	—
Other assets	333	24
Total assets of consolidated VIEs	$1,951,504	$1,970,488

(2) Liabilities of consolidated RSO's VIEs included in the total liabilities above:
Borrowings	$1,614,882	$1,689,638
Accrued interest expense	2,666	2,943
Derivatives, at fair value	14,078	12,000
Accounts payable and other liabilities	698	442
Total liabilities of consolidated VIEs	$1,632,324	$1,705,023
The following table presents detail of noncontrolling interests attributable to RSO:

	December 31,
	2012	2011
Total stockholders equity per RSO balance sheet	$613,345	$429,690
Eliminations	(31,895)	(31,313)
Noncontrolling interests attributable to RSO	$581,450	$398,377

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

RSO Income Statement Detail (in thousands)
	Years Ended December 31,
	2012	2011
REVENUES
Interest income:
Loans	$109,030	$86,739
Securities	14,296	12,424
Interest income − other	10,004	10,711
Total interest income	133,330	109,874
Interest expense	42,792	32,186
Net interest income	90,538	77,688
Rental income	11,463	3,656
Dividend income	69	3,045
Equity in (losses) earnings of unconsolidated subsidiaries	(2,709)	112
Fee income	7,068	7,789
Net realized gain on sales of investment securities available-for-sale and loans	4,106	2,643
Net realized and unrealized gain on investment securities, trading	12,435	837
Unrealized gain and net interest income on linked transactions, net	728	216
Revenues from consolidated VIE - RSO	123,698	95,986
OPERATING EXPENSES
Management fees − related party	18,512	11,022
Equity compensation − related party	4,636	2,526
Professional services	4,700	3,791
Insurance	639	658
Rental operating expense	8,046	2,743
General and administrative	4,434	3,950
Depreciation and amortization	5,885	4,619
Income tax expense	14,602	12,036
Net impairment losses recognized in earnings	180	6,898
Provision for loan losses	16,818	13,896
Total operating expenses	78,452	62,139
Reclassification of income tax expense	(14,602)	(12,036)
Expenses of consolidated VIE - RSO	63,850	50,103
Adjusted operating income	59,848	45,883
OTHER REVENUE (EXPENSE)
Gain on consolidation	2,498	—
Gains on the extinguishment of debt	16,699	3,875
Other expenses	—	(6)
Other income, net, from consolidated VIE - RSO	19,197	3,869
Income from continuing operations	79,045	49,752
Income tax provision - RSO	14,602	12,036
NET INCOME	64,443	37,716
Net income allocated to preferred shares	(1,244)	—
NET INCOME ALLOCABLE TO RSO COMMON SHAREHOLDERS	$63,199	$37,716

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

RSO Cash Flow Detail (in thousands)
	Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,443	$37,716
Items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	16,818	13,896
Depreciation of investments in real estate and other	1,838	729
Amortization of intangible assets	4,047	3,890
Amortization of term facilities	957	570
Accretion of net discounts on loans held for investment	(17,817)	(15,588)
Accretion of net discounts on securities available-for-sale	(3,177)	(3,698)
Amortization of discount on notes of CDOs	2,470	274
Amortization of debt issuance costs on notes of CDOs	4,700	3,341
Amortization of stock-based compensation	4,636	2,526
Amortization of terminated derivative instruments	227	227
Accretion of interest-only available-for-sales securities	(719)	—
Deferred income tax benefits	2,329	(399)
Purchase of securities, trading	(8,348)	(38,904)
Principal payments on securities, trading	1,027	643
Proceeds from sales of securities, trading	33,579	18,131
Net realized and unrealized gain on investment securities, trading	(12,435)	(837)
Net realized gains on investments	(4,106)	(2,643)
Gain on early extinguishment of debt	(16,699)	(3,875)
Net impairment losses recognized in earnings	180	6,898
Gain on consolidation	(2,498)	—
Linked Transactions fair value adjustments	(168)	—
Equity in losses (earnings) of unconsolidated subsidiaries	2,709	(112)
Minority Interest Equity	114	—
Adjust for impact of imputed interest on VIE accounting	1,879	—
Changes in operating assets and liabilities
Decrease in restricted cash	(2,062)	(5,628)
Decrease in interest receivable, net of purchased interest	987	(2,513)
Increase in subscriptions receivable	(1,248)	—
Increase in principal paydowns receivable	(25,465)	363
Increase in management fee payable	3,929	974
Increase in security deposits	25	80
Increase in accounts payable and accrued liabilities	7,573	15,370
Decrease in accrued interest expense	(193)	1,696
Increase in other assets	(20,003)	(520)
Subtotal -consolidated VIE - RSO operating activity	(24,914)	(5,109)
Change in consolidated VIE - RSO cash for the period	(42,162)	(13,628)
Subtotal- Change in cash attributable to consolidated VIE - RSO before eliminations	(67,076)	(18,737)
Elimination of intercompany activity	1,850	2,572
Subtotal- Change in cash attributable to consolidated VIE - RSO	(65,226)	(16,165)

Non-cash incentive compensation to RAI	1,468	430
Elimination of intercompany activity	(1,468)	(430)
Non-cash incentive compensation to RAI, after eliminations	—	—

Net cash provided by operating activities (excluding eliminations)	40,997	33,037

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

RSO Consolidated Statements of Cash Flows (in thousands)
	Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(649,983)	(970,309)
Purchase of securities available-for-sale	(119,779)	(117,044)

Subtotal - Purchase of loans and securities by consolidated VIE - RSO, before eliminations	(769,762)	(1,087,353)
Eliminations	—	15,221
Subtotal - Purchase of loans and securities by consolidated VIE - RSO	(769,762)	(1,072,132)

Principal payments received on loans	570,276	424,600
Proceeds from sale of loans	173,378	212,042
Principal payments on securities available-for-sale	47,284	11,810
Proceeds from sale of securities available-for-sale	28,652	13,747
Proceeds from sale of real estate held-for-sale	2,886	1,464
Subtotal - principal payments and proceeds from sales received by consolidated VIE - RSO, before eliminations	822,476	663,663

Decrease (increase) in restricted cash	50,756	31,014

Items included in "Other -VIE, investing activity":
Investment in unconsolidated entity	474	(4,762)
Equity contribution to VIE	(710)	—
Improvement of real estate held-for-sale	(138)	—
Purchase of investments in real estate	—	(19,299)
Distributions from investments in real estate	1,152	—
Improvements in investments in real estate	(3,878)	—
Purchase of intangible asset	—	(21,213)
Investment in loans - related parties	—	(10,000)
Principal payments received on loans – related parties	1,251	10,430
Investments in real estate assets	—	(689)
Subtotal - Other consolidated VIE - investing activity, before eliminations	(1,849)	(45,533)
Eliminations	(76)	—
Subtotal - Other consolidated VIE - investing activity	(1,925)	(45,533)

Net cash provided by (used in) investing activities (excluding eliminations)	101,621	(438,209)

	Years Ended
	December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO"
Proceeds from borrowings:
Repurchase agreements	71,121	55,852
Collateralized debt obligations	—	323,244
Mortgage payable	—	13,600
Payments on borrowings:
Collateralized debt obligations	(257,905)	(28,542)
Repurchase of issued bonds	—	(6,125)
Retirement of debt	(20,365)	—
Subtotal - net (repayments) borrowings of debt by consolidated VIE - RSO	(207,149)	358,029

Distributions paid on common stock	(74,050)	(69,869)
Elimination of dividends paid to RAI	2,174	2,455
Distributionx paid on common stock, after elimination	(71,876)	(67,414)

Net proceeds from issuances of common stock (net of offering costs of $2,165 and $1,263)	55,502	46,347
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $19 and $11)	73,044	83,564
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $781 and $0)	16,411	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,201 and $0)	26,099	—
Subtotal - net proceeds from issuance of stock by consolidated VIE	171,056	129,911

Payment of debt issuance costs	(586)	(6,385)
Payment of equity to third party sub-note holders	(3,480)	—
Distributions paid on preferred stock	(613)	—
Proceeds from CDO retained notes	14,366	7,114
Subtotal - Other consolidated VIE -RSO financing activity	9,687	729
Net cash (used in) provided by financing activities (excluding eliminations)	$(100,456)	$418,800
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	42,162	13,628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,116	29,488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,278	$43,116
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$41,369	$32,596

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

A.	Summary of Significant Accounting Policies - RSO
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting the accompanying consolidated financial statements include the net realizable and fair values of RSO's investments and derivatives, the estimated life used to calculate depreciation, amortization, and accretion of premiums and discounts, respectively, on investments and provisions for loan losses.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2012 and 2011, this included $19.9 million and $4.8 million, respectively, held in a prime brokerage account, $20.6 million and $26.0 million, respectively, held in a money market account, $43.3 million and $12.0 million, respectively, held in checking accounts, and $1.5 million and $299,000, respectively, held in accounts at RSO's investment properties.
Investment Securities
RSO classifies its investment portfolio as trading or available-for-sale.  RSO, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.RSO’s investment securities, trading are reported at fair value.  To determine fair value, RSO uses dealer quotes or bids which are validated using a third-party valuation firm utilizing appropriate prepayment, default, and recovery rates.  Any changes in fair value are recorded in RSO’s results of operations as net realized and unrealized gain (loss) on investment securities, trading.
RSO’s investment securities available-for-sale are reported at fair value.  To determine fair value, RSO uses a dealer quote, which typically will be the dealer who sold RSO the security.  RSO has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  RSO evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote RSO receives and the value indicated by its valuation models, RSO will evaluate the difference.  As part of that evaluation, RSO will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, RSO may revise its valuation models.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Loans
RSO acquires loans through direct origination, through the acquisition of participations in commercial real estate loans and corporate leveraged loans in the secondary market and through syndications of newly originated loans. Loans are held for investment; therefore, RSO initially records them at their acquisition price, and subsequently, accounts for them based on their outstanding principal plus or minus unamortized premiums or discounts. RSO may sell a loan held for investment where the credit fundamentals underlying a particular loan have changed in such a manner that RSO's expected return on investment may decrease. Once the determination has been made by RSO that it no longer will hold the loan for investment, RSO identifies these loans as “Loans held for sale” and will account for them at the lower of amortized cost or fair value.
Loan Interest Income Recognition
Interest income on loans includes interest at stated rates adjusted for amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted into income using the effective yield method. If a loan with a premium or discount is prepaid, RSO immediately recognizes the unamortized portion as a decrease or increase to interest income. In addition, RSO defers loan origination fees and loan origination costs and recognizes them over the life of the related loan against interest income using the effective yield method.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

An impaired loan may remain on accrual status during the period in which RSO is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) RSO's management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) RSO's management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates RSO’s carrying value for such loan.  While on non-accrual status, RSO recognizes interest income only when an actual payment is received.
Investments in Real Estate
Investments in real estate are carried net of accumulated depreciation.  Costs directly related to the acquisition are expensed as incurred.  Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred.  Costs related to the improvement of the real property are capitalized and depreciated over their useful life.
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

Category	Term
Building	25 - 40 years
Site improvements	Lesser of the remaining life of building or useful life
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
Other than an impairment charge of $1.7 million RSO took on conversion of a loan investment into equity of a real estate property during the years ended 2011, no impairment charges were recorded on RSO’s investment in real estate or intangible assets during the year ended December 31, 2012.
Comprehensive Income/(Loss)
Comprehensive income/(loss) for RSO includes net income and the change in net unrealized gains/(losses) on available-for-sale securities and derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends.
Income Taxes
RSO operates in such a manner as to qualify as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to the extent distributed by RSO.  To maintain REIT status for federal income tax purposes, RSO is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code.  As a REIT, RSO is not subject to federal corporate income tax to the extent that it distributes 100% of its REIT taxable income each year.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Taxable income, from non-REIT activities managed through RSO's taxable REIT subsidiaries, is subject to federal, state and local income taxes.  RSO's taxable REIT subsidiaries' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CDO VIII, and Whitney CLO I, RSO's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as taxable REIT subsidiaries, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” RSO will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CDO VIII's, and Whitney CLO I's current taxable income in its calculation of REIT taxable income.
On October 27, 2011 RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 and ending December 31, 2012 the earnings from Apidos CDO I are included in RSO's calculation of REIT taxable income.
On December 11, 2012, RSO reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in RSO's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 and ending December 31, 2012, the earnings from Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.
On November 12, 2012, RSO reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 and ending December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 has been recorded.
Linked Transactions
If RSO finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and RSO will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on RSO's consolidated balance sheet in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain and net interest income on linked transactions, net on RSO's consolidated statement of operations.

B.    Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if they qualify as VIEs. RSO monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. RSO will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. These analysis require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Consolidated VIEs (RSO is the primary beneficiary)
Based on management’s analysis, RSO is the primary beneficiary of seven VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
These CDO and CLO entities were formed on behalf of RSO to invest in real estate-related securities, CMBS, property available-for-sale, bank loans and asset-backed securities and were financed by the issuance of debt securities. The manager manages these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of CDO and CLO bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception.
Whitney CLO I, the seventh entity, is one in which RSO acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest) - Resource Capital Asset Management,” below. For a discussion of RSO’s CDOs and CLOs, see “Borrowings” below.
For CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statement of income.
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
The creditors of RSO’s seven consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the years ended December 31, 2012 and 2011, RSO has provided financial support of $156,000 and $710,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2012 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$30,799	$12,956	$22,669	$11,027	$11,800	$20	$837	$90,108
Investment securities available-for-sale, pledged as collateral, at fair value	8,333	6,902	11,316	501	33,700	10,796	64,018	135,566
Loans, pledged as collateral	177,385	209,561	306,196	329,467	146,106	226,716	283,288	1,678,719
Loans held for sale	2,671	2,770	3,657	5,796	—	—	—	14,894
Interest receivable	(12)	720	1,050	737	404	1,153	1,934	5,986
Prepaid assets	50	25	30	69	18	78	58	328
Principal receivable	—	—	—	—	—	6,320	19,250	25,570
Other assets	—	—	—	—	—	63	270	333
Total assets (2)	$219,226	$232,934	$344,918	$347,597	$192,028	$245,146	$369,655	$1,951,504

LIABILITIES
Borrowings	$202,968	$221,304	$320,550	$320,998	$177,415	$145,664	$225,983	$1,614,882
Accrued interest expense	380	94	343	1,427	266	50	106	2,666
Derivatives, at fair value	—	—	—	—	—	1,939	12,139	14,078
Accounts payable and other liabilities	142	16	30	395	92	22	1	698
Total liabilities	$203,490	$221,414	$320,923	$322,820	$177,773	$147,675	$238,229	$1,632,324

(1)	Includes $27.5 million available for reinvestment in certain of the CDOs.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of December 31, 2012. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.
LEAF Commercial Capital, Inc.
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO’s investment in LEAF was valued at $33.1 million based on a third-party valuation.
RSO determined that it is not the primary beneficiary of LEAF because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 26.7% of the voting rights in the entity. Furthermore, a third-party investor holds consent rights with respect to significant LEAF actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

In connection with this transaction, RSO and the Company have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, a wholly-owned subsidiary of LEAF which owns equipment, equipment leases and notes. LEAF Receivables Funding 3 was included in the assets contributed to LEAF by RSO. As part of the SPA, RSO and the Company agreed that, to the extent the value of the equity on the balance sheet of LEAF Receivables Funding 3 is less than approximately $18.7 million (the value of the equity of LEAF Receivables Funding 3 on the date it was contributed to LEAF by RSO), as of the final testing date, which must be within 90 days following December 31, 2013, they will be jointly and severally obligated to contribute cash to LEAF to make up the deficit. RSO does not believe it is probable that it will be required to fund LEAF in accordance with the SPA based on projected operating results because LEAF Receivables Funding 3 is currently profitable and is expected to be profitable through the year ended December 31, 2013.
Unsecured Junior Subordinated Debentures
RSO has a 100% interest in the common shares of Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”), valued at $1.5 million in the aggregate (or 3% of each trust). RCT I and RCT II were formed for the purposes of providing debt financing to RSO, as described below. RSO completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts and determined that it was not the primary beneficiary of either trust because it does not have the power to direct the activities most significant to the trusts, which include the collection of principal and interest and protection of collateral through servicing rights. Accordingly, neither trust is consolidated into RSO’s consolidated financial statements.
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
Resource Capital Asset Management CDOs
In February 2011, RSO purchased a company that manages $1.9 billion of bank loan assets through five CLOs. As a result, RSO is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $13.1 million and $19.0 million at December 31, 2012 and 2011, respectively. RSO recognized fee income of $7.0 million and $7.8 million for the years ended December 31, 2012 and 2011, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, RSO determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together RSO has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, as between RSO and the related party, RSO was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I as discussed above in “- Consolidated VIEs (RSO is the primary beneficiary)”.
Real Estate Joint Ventures
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from the Company. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. RSO acquired the membership interests for $2.1 million. The joint venture agreement requires RSO to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. RSO provided funding of $591,000 and $1.9 million for these investments for the years ended December 31, 2012 and 2011, respectively. Resource Real Estate Management, LLC (“RREM”), an indirect subsidiary of the Company, acts as asset manager of the venture and receives a monthly asset management fee. RSO’s investment in RRE VIP Borrower, LLC at December 31, 2012 and 2011 was $2.3 million and $3.6 million, respectively. Using the equity method of accounting, RSO recognized equity in earnings related to this investment of $683,000 and $112,000 for the years ended December 31, 2012 and 2011, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

On June 19, 2012, RSO entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RSO purchased a 7.5% equity interest in the venture. RSO may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RSO’s investment in Värde Investment Partners, LP at December 31, 2012 was $526,000. Using the equity method of accounting, RSO recognized equity in losses related to this investment of $135,000 for the year ended December 31, 2012.
RSO has determined that it does not have the power to direct the activities that most significantly impact the economic performance of each of these ventures, which include asset underwriting and acquisition, lease review and approval, and loan asset servicing, and, therefore, RSO is not the primary beneficiary of either.
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of December 31, 2012 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Total	Maximum Exposure to Loss (1)

Investment in unconsolidated entities	$33,071	$1,548	$—	$2,264	$526	$37,409	37,409
Intangible assets	—	—	13,105	—	—	13,105	13,105
Total assets	33,071	1,548	13,105	2,264	526	50,514

Borrowings	—	50,814	—	—	—	50,814	N/A
Total liabilities	—	50,814	—	—	—	50,814	N/A

Net asset (liability)	$33,071	$(49,266)	13,105	2,264	526	$(300)	N/A

(1)	RSO's maximum exposure to loss at December 31, 2012 does not exceed the carrying amount of its investment, subject to the LEAF Receivables Funding 3's contingent obligation as described above.
Other than the contingent liability arrangement described above in connection with LEAF and the commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Year Ended
	December 31,
	2012	2011
Non-cash investing activities include the following:
Acquisition of real estate investments	$(21,661)	$(33,073)
Conversion of loans to investment in real estate	$21,661	$34,550
Net purchase of loans on warehouse line	$—	$(52,735)
Acquisition of loans, pledged as collateral	$(230,152)	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,024	$19,979
Distribution on preferred stock declared but not paid	$1,244	$—
Issuance of restricted stock	$2,189	$1,203
Subscription receivable	$1,248	$—
Assumption of collateralized debt obligations	$206,408	$—
Acquisition of loans on warehouse line	$—	$52,735

D.	Investment securities - Trading - RSO
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843

December 31, 2011
Structured notes	$27,345	$6,098	$(1,890)	$31,553
RMBS	8,729	100	(1,709)	7,120
Total	$36,074	$6,198	$(3,599)	$38,673
RSO purchased two securities and sold fifteen securities during the year ended December 31, 2012, for a net gain of $5.5 million.  RSO also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000.  RSO held thirteen investment securities, trading as of December 31, 2012. RSO purchased 27 securities and sold 11 securities during the year ended December 31, 2011, for a realized gain of $8.0 million. RSO held 27 investments securities, trading as of December 31, 2011.

E.	Investment securities available-for-sale - RSO
RSO pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. CMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	26,479	1,700	(1,127)	27,052
Corporate Bonds	33,767	111	(178)	33,700
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

December 31, 2011:
CMBS	$144,334	$1,129	$(29,821)	$115,642
ABS	28,513	215	(3,527)	25,201
Other asset-backed	—	23	—	23
Total	$172,847	$1,367	$(33,348)	$140,866

(1)	As of December 31, 2012 and 2011, $195.2 million and $136.2 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of RSO’s CMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

December 31, 2011:
Less than one year	$44,583	(2)	$48,934	4.45%
Greater than one year and less than five years	68,751		91,199	4.62%
Greater than five years and less than ten years	25,596		29,527	3.52%
Greater than ten years	1,936		3,187	3.84%
Total	$140,866		$172,847	4.36%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.

(2)
CMBS of $6.7 million maturing in this category are collateralized by floating-rate loans and, as permitted under the CMBS terms, are expected to extend their maturities, because, beyond their contractual extensions which expired or will expire this year, the servicer may allow further extensions of the underlying floating rate loans.  RSO expects that the remaining $37.9 million of CMBS will either have their maturity date extended or be paid in full. ABS of $950,000 maturing in this category were subsequently extended until March 2018.

The contractual maturities of the CMBS investment securities available-for-sale range from November 2013 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to September 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2014 to February 2022 .

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	501	(12)	5,961	(1,115)	6,462	(1,127)
Corporate Bonds	18,944	(178)	—	—	18,944	(178)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)

December 31, 2011:
CMBS	$88,726	$(17,033)	$8,281	$(12,788)	$97,007	$(29,821)
ABS	13,583	(935)	4,473	(2,592)	18,056	(3,527)
Total temporarily impaired securities	$102,309	$(17,968)	$12,754	$(15,380)	$115,063	$(33,348)
RSO held 19 and eight CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and 2011, respectively.  RSO held nine and seven ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and 2011, respectively.  RSO had no corporate bond investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and 2011. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
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
At December 31, 2012 and 2011, RSO held $170.8 million and $115.6 million, respectively, (net of net unrealized losses of $12.0 million and $28.7 million, respectively), of CMBS recorded at fair value.  To determine fair value, RSO uses dealer quotes which are either provided by RSO's trade or financing counterparties.  As of December 31, 2012 and 2011, $170.8 million and $106.7 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $0 and $8.9 million, respectively, were valued using an internal valuation model.
At December 31, 2012 and 2011, RSO held $27.1 million and $25.2 million, respectively, (net of net unrealized losses of $574,000 and $3.3 million), of ABS recorded at fair value.  To determine their fair value, RSO uses dealer quotes.
At December 31, 2012 , RSO held $33.7 million (net of net unrealized losses of $67,000), of corporate bonds recorded at fair value. RSO held no corporate bonds as of December 31, 2011.  To determine their fair value, RSO uses dealer quotes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

 RSO’s securities classified as available-for-sale have increased in fair value on a net basis as of December 31, 2012 as compared to December 31, 2011, primarily due to improving dealer marks and new purchases in 2012. RSO performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.
RSO did not recognize any other-than-temporary impairment during the year ended December 31, 2012. During the year ended December 31, 2011, RSO recognized a $4.6 million other-than-temporary impairment on one fixed rate position that supported RSO's CMBS investments bringing the fair value to $48,000.
During the year ended December 31, 2012, RSO sold seven CMBS positions with a total par of $31.0 million, and recognized a net gain of $1.4 million. During the year ended December 31, 2011, RSO sold three CMBS positions with a total par of $15.0 million and recognized a gain of $3.5 million.
During the year ended December 31, 2012, RSO sold five ABS positions with a total par of $4.3 million, and recognized a gain of $147,000. During the year ended December 31, 2011, RSO sold six ABS positions with a total par of $8.1 million and recognized a loss of $2.4 million.
During the year ended December 31, 2012, RSO sold one corporate bond position with a total par of $2.25 million, and recognized a gain of $27,000. During the year ended December 31, 2012, RSO had two corporate bond positions redeemed with a total par of $2.1 million, and recognized a gain of $13,000. RSO held no corporate bonds as of December 31, 2011.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in RSO’s investment portfolio.  At December 31, 2012 and 2011, the aggregate discount due to interest rate changes exceeded the aggregate premium on RSO’s CMBS by approximately $8.0 million and $13.4 million, respectively.  At December 31, 2012 and 2011, the aggregate discount on RSO’s ABS portfolio was $3.1 million and $3.8 million respectively.  There were no premiums on RSO’s ABS investment portfolio at December 31, 2012 and 2011. At December 31, 2012, the aggregate premium on RSO’s corporate bond portfolio was $604,000.
F.    Investments real estate - RSO

	As of December 31, 2012		As of December 31, 2011
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,179	2	$38,577	2
Office property	10,149	1	10,149	1
Hotel property	25,608	1	—	—
Subtotal	77,936		48,726
Less: Accumulated depreciation	(2,550)		(699)
Investments in real estate	$75,386		$48,027
No impairment charges were recorded on RSO's investment in real estate during the years ended December 31, 2012 and 2011.
Acquisitions
During the year ended December 31, 2012, RSO foreclosed on one self-originated loan and converted it to an investment in real estate. During the year ended December 31, 2011, RSO converted two loans it had originated to investments in real estate and acquired one real estate asset, summarized as follows:

•
On September 6, 2012, RSO foreclosed on a self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had a hotel occupancy rate of 75% at acquisition.

•
On August 1, 2011, RSO, through its subsidiary RCC Real Estate, purchased Whispertree Apartments, a 504 multi-family property located in Houston, Texas, for $18.1 million, the fair value.  The property was 95% occupied at acquisition.  In conjunction with the purchase of this property, RSO entered into a mortgage in the amount of $13.6 million.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

•
On June 24, 2011, RSO converted a self-originated loan to equity with a fair value of $10.7 million at acquisition.  The loan was collateralized by an office building in Pacific Palisades, California.  The property was 60% occupied at acquisition.

•
On June 14, 2011, RSO converted a self-originated loan to equity with a fair value of $22.4 million at acquisition.  The loan was collateralized by a 400 unit multi-family property in Memphis, Tennessee.  The property was 93.8% occupied at acquisition.

The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition (in thousands):

	December 31,
Description	2012	2011
Assets acquired:
Investments in real estate	$25,500	$48,683
Cash and cash equivalents	—	177
Restricted cash	—	2,360
Intangible assets	—	2,490
Other assets	(89)	391
Total assets acquired	25,411	54,101
Liabilities assumed:
Accounts payable and other liabilities	3,750	673
Total liabilities assumed	3,750	673
Estimated fair value of net assets acquired	$21,661	$53,428
RSO has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate acquired during the year ended December 31, 2012. Accordingly, RSO's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as RSO completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the consolidated financial statements retrospectively.
During the third quarter of 2011, RSO accounted for the acquisition of The Heights (formerly Whispertree Apartments) as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, RSO obtained the final appraisal of the property.  Based on the final appraisal, RSO adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the consolidated financial statements as of December 31, 2012 and 2011.

The following unaudited pro forma information, after including the acquisition of real properties, is presented below as if the acquisitions occurred on January 1, 2011. The pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor is it indicative of RSO's future results (in thousands):

	Years Ended December 31,
Description	2012	2011
Total revenue, as reported	$123,698	$95,986
Pro forma revenue	$131,028	$111,263
Net income, reported	$63,199	$37,716
Pro forma net income	$63,503	$37,535
Earnings per share - basic, reported	$0.71	$0.54
Earnings per share per - diluted, reported	$0.71	$0.53
Pro forma earnings per share - basic	$0.72	$0.53
Pro forma earnings per share - diluted	$0.71	$0.53
These amounts have been calculated after adjusting the results of the acquired properties to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to RSO's investments in real estate had been applied from January 1, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2012
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

December 31, 2011:
Bank loans (3)	$1,205,826	$(32,073)	$1,173,753
Commercial real estate loans:
Whole loans	545,828	(1,155)	544,673
B notes	16,579	(144)	16,435
Mezzanine loans	67,842	32	67,874
Total commercial real estate loans	630,249	(1,267)	628,982
Subtotal loans before allowances	1,836,075	(33,340)	1,802,735
Allowance for loan loss	(27,518)	—	(27,518)
Total	$1,808,557	$(33,340)	$1,775,217

(1)
Amounts include deferred amendment fees of $450,000 and $286,000 and deferred upfront fees of $334,000 and $0 being amortized over the life of the bank loans as of December 31, 2012 and 2011, respectively.  Amounts include loan origination fees of $1.9 million and $984,000 and loan extension fees of $214,000 and $123,000 being amortized over the life of the commercial real estate loans as of December 31, 2012 and 2011, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2012 and 2011, respectively.

(3)	Amounts include $14.9 million and $3.2 million of bank loans held for sale at December 31, 2012 and 2011, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.
At December 31, 2012 and 2011, approximately 47.7% and 41.9%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.9% and 8.9%, respectively, in Arizona; approximately 11.1% and 6%, respectively, in Texas, and approximately 3.3% and 8%, respectively, in Florida.  At December 31, 2012 and 2011, approximately 13.2% and 13.9%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At December 31, 2012, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the 3-month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August, 2013 to January, 2021.  At December 31, 2011, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $3.3 million) of floating rate loans, which bear interest ranging between three month LIBOR plus 1.1%, and three month LIBOR plus 10.6% with maturity dates ranging from March, 2012 to September, 2019.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	December 31,
	2012	2011
Less than one year	$10,028	$1,968
Greater than one year and less than five years	821,568	684,376
Five years or greater	361,718	487,409
	$1,193,314	$1,173,753
The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2012
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

December 31, 2011:
Whole loans, floating rate (1) (4) (5)	32	$537,708	LIBOR plus 2.50% to LIBOR plus 5.75%	April 2012 to February 2019
Whole loans, fixed rate	1	6,965	10.00%	June 2012
B notes, fixed rate	1	16,435	8.68%	April 2016
Mezzanine loans, floating rate	3	53,908	LIBOR plus 2.50% to LIBOR plus 7.45%	May 2012 to December 2012
Mezzanine loans, fixed rate (7)	2	13,966	8.99% to 11.00%	January 2016 to September 2016
Total (2)	39	$628,982

(1)
Whole loans had $8.9 million and $5.2 million in unfunded loan commitments as of December 31, 2012 and 2011, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $8.0 million and $24.2 million as of December 31, 2012 and 2011, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15% as of December 31, 2012 and 2011, respectively.

(5)	Floating rate whole loans include a $1.0 million and $302,000 preferred equity tranche of a whole loan that has a fixed rate of 10% as of December 31, 2012 and 2011, respectively.

(6)	Amount includes $34.0 million from two whole loans that are classified as loans held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.5%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.5% which is deferred until maturity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
December 31, 2012
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
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2012:
B notes	$206	1.17%
Mezzanine loans	860	4.85%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691

December 31, 2011:
B notes	$253	0.92%
Mezzanine loans	1,437	5.23%
Whole loans	22,531	81.87%
Bank loans	3,297	11.98%
Total	$27,518
As of December 31, 2012, RSO had recorded an allowance for loan losses of $17.7 million consisting of a $9.7 million allowance on RSO’s bank loan portfolio and a $8.0 million allowance on RSO’s commercial real estate portfolio as a result of the provisions taken on five bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The whole loan allowance decreased $15.6 million from $22.5 million as of December 31, 2011 to $6.9 million as of December 31, 2012.  This decrease is primarily the result of a charge to the allowance resulting from a CRE loan that was restructured with a new borrower and with a new use for the underlying property.

As of December 31, 2011, RSO had recorded an allowance for loan losses of $27.5 million consisting of a $3.3 million allowance on RSO’s bank loan portfolio and a $24.2 million allowance on RSO’s commercial real estate portfolio as a result of the impairment of one bank loan and four commercial real estate loans as well as the maintenance of a general reserve with respect to these portfolios.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

H.	Investments in unconsolidated entities - RSO
In the November 16, 2011 formation of LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF in exchange for its prior interest in LEAF.  RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO recorded a loss of $2.2 million in conjunction with the transaction.  RSO’s resulting interest is accounted for under the equity method.  RSO recorded losses of $3.3 million for the year ended December 31, 2012, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income.  No such loss was recorded at December 31, 2011. RSO’s investment in LEAF was valued at $33.1 million as of December 31, 2012.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  RSO completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  RSO does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, RSO is not deemed to be the primary beneficiary of either trust and they are not consolidated into RSO’s consolidated financial statements.  RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2012 and 2011, RSO recognized $2.5 million and $3.0 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $183,000 and $277,000, respectively, of amortization of deferred debt issuance costs.  RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds RSO's interests in a real estate joint venture) from the Company at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  RSO acquired the membership interests for $2.1 million. The agreement requires RSO to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2012 and 2011, RSO paid RREM management fees of $45,000 and $34,000, respectively. For the years ended December 31, 2012 and 2011, RSO recorded income of $683,000 and $112,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $2.3 million and $3.6 million at December 31, 2012 and 2011, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. RSO incurred fees payable to RREM of $39,000 during the year ended December 31, 2012. For the year ended December 31, 2012, RSO recorded losses of $(135,000), which were recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income. The investment balance of $526,000 at December 31, 2012 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method. RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Lease Receivables	Loans Receivable-Related Party	Total
December 31, 2012:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	5,225	11,593	—	—	16,818
Loans charged-off	(21,460)	(5,185)	—	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$—	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751

December 31, 2011:
Allowance for losses at January 1, 2011	$31,617	$2,616	$70	$—	$34,303
Provision for loan loss	6,478	7,418	—	—	13,896
Loans charged-off	(13,874)	(6,737)	(70)	—	(20,681)
Allowance for losses at December 31, 2011	$24,221	$3,297	$—	$—	$27,518
Ending balance:
Individually evaluated for impairment	$17,065	$1,593	$—	$—	$18,658
Collectively evaluated for impairment	$7,156	$1,704	$—	$—	$8,860
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$113,038	$2,693	$—	$9,497	$125,228
Collectively evaluated for impairment	$515,944	$1,171,060	$—	$—	$1,687,004
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2012:
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314

As of December 31, 2011:
Bank loans	$1,076,298	$19,739	$60,329	$11,540	$2,693	$3,154	$1,173,753
All of RSO’s bank loans are performing with the exception of five loans with an amortized cost of $5.4 million as of December 31, 2012, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, which includes a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I, and one of which defaulted on December 31, 2011. As of December 31, 2011, all of RSO's bank loans are performing with the exception of one loan which defaulted on December 31, 2011 with a carrying amount of $2.7 million.
Commercial Real Estate Loans
RSO uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing RSO’s highest rating and 4 representing its lowest rating.  RSO designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, RSO considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2012:
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051

As of December 31, 2011:
Whole loans	$329,085	$87,598	$90,225	$37,765	$—	$544,673
B notes	16,435	—	—	—	—	16,435
Mezzanine loans	23,347	—	44,527	—	—	67,874
	$368,867	$87,598	$134,752	$37,765	$—	$628,982
All of RSO’s commercial real estate loans were performing as of December 31, 2012 and 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

December 31, 2011:
Whole loans	$—	$—	$—	$—	$544,673	$544,673	$—
B notes	—	—	—	—	16,435	16,435	—
Mezzanine loans	—	—	—	—	67,874	67,874	—
Bank loans	—	—	—	—	1,173,753	1,173,753	—
Loans receivable- related party	—	—	—	—	9,497	9,497	—
Total loans	$—	$—	$—	$—	$1,812,232	$1,812,232	$—
Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2011:
Loans without a specific valuation allowance:
Whole loans	$75,273	$75,273	$—	$75,263	$2,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$7,820	$7,820	$—	$—	$1,112
Loans with a specific valuation allowance:
Whole loans	$37,765	$37,765	$(17,065)	$36,608	$920
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,693	$2,693	$(1,593)	$2,693	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$113,038	$113,038	$(17,065)	$111,871	$3,602
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	2,693	2,693	(1,593)	2,693	—
Loans receivable - related party	7,820	7,820	—	—	1,112
	$123,551	$123,551	$(18,658)	$114,564	$4,714
Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2012:
Whole loans (1)	7	$175,708	$158,422
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party (2)	1	7,797	7,797
Total loans	9	$221,577	$204,291

Year Ended December 31, 2011:
Whole loans	2	$34,739	$33,073
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,981	7,981
Total loans	3	$42,720	$41,054

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

(1)
Whole loans include a whole loan with a pre-modification and post-modification outstanding recorded balance of $21.8 million that have been converted to real-estate owned and will no longer be a TDR after December 31, 2012.

(2)
Loans receivable - related party reflects a loan outstanding to LEAF Fund II, which is a commercial finance partnership that was sponsored and is managed/serviced by the Company. RSO has received paydowns on this loan for the year ended December 31, 2012 and currently has an outstanding balance of $6.8 million as of December 31, 2012.

As of December 31, 2012 and December 31, 2011, there were no troubled-debt restructurings that subsequently defaulted.

J.	Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of preferred equity of one of the RCAM CDOs. As a result of this transaction and consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CDO, which was recorded in gain/(loss) on consolidation in the consolidated statement of income. Due to a 2013 event whereby a second CLO liquidated, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income. RSO expects to record amortization expense on intangible assets of approximately $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.7 years and 8.0 years at December 31, 2012 and 2011, respectively and the accumulated amortization was $10.5 million and $3.9 million at December 31, 2012 and 2011, respectively.
The following table summarizes intangible assets at December 31, 2012 and 2011 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
December, 2012
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192

December 31, 2011:
Investment in RCAM	$21,213	$(2,237)	$18,976
Investments in real estate:
In-place leases	2,461	(1,634)	827
Above (below) market leases	29	(19)	10
	2,490	(1,653)	837
Total intangible assets	$23,703	$(3,890)	$19,813

For the years ended December 31, 2012 and 2011, RSO recognized $7.2 million and $7.8 million, respectively, of fee income related to the investment in RCAM.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

K.	Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at December 31, 2012 and 2011 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (11)	20,047	15.27%	8.8 years	—
Whitney CLO I (10)	171,555	1.82%	4.2 years	191,704
Whitney Securitized Borrowings(11)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable (9)	13,600	4.17%	5.6 years	18,100
Total(12)	$1,785,600	1.62%	12.5 years	$2,089,296

December 31, 2011:
RREF CDO 2006-1 Senior Notes (1)	$157,803	1.44%	34.6 years	$264,796
RREF CDO 2007-1 Senior Notes (2)	315,882	0.85%	34.8 years	422,641
Apidos CDO I Senior Notes (3)	314,884	1.04%	5.6 years	315,088
Apidos CDO III Senior Notes (4)	261,209	0.99%	8.5 years	260,167
Apidos Cinco CDO Senior Notes (5)	319,959	0.95%	8.4 years	326,164
Apidos CLO VIII Senior Notes (6)	298,312	2.42%	9.8 years	334,122
Apidos CLO VIII Securitized Borrowings (11)	21,364	15.27%	9.8 years	—
Unsecured Junior Subordinated Debentures (7)	50,631	4.35%	24.7 years	—
Repurchase Agreements (8)	40,503	1.54%	18 days	47,143
Mortgage Payable (9)	13,536	4.23%	6.6 years	18,100
Total	$1,794,083	1.38%	15.2 years	$1,988,221

(1)
Amount represents principal outstanding of $146.4 million and $159.1 million less unamortized issuance costs of $728,000 and $1.2 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $227.4 million and $318.6 million less unamortized issuance costs of $1.4 million and $2.7 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $203.2 million and $315.9 million less unamortized issuance costs of $274,000 and $1.1 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $222.0 million and $262.5 million less unamortized issuance costs of $659,000 and $1.3 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.5 million and $2.0 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in May 2007.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.7 million and $5.5 million, and less unamortized discounts of $11.9 million and $13.8 million as of December 31, 2012 and 2011, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $47.5 million and $40.9 million less unamortized deferred debt costs of $23,000 and $494,000 and accrued interest costs of $37,000 and $39,000 related to CMBS repurchase facilities as of December 31, 2012 and 2011, respectively, and principal outstanding of $59.1 million less unamortized deferred debt costs of $348,000 and accrued interest costs of $79,000 related to CRE repurchase facilities as of December 31, 2012. Does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At December 31, 2012 and 2011, RSO had repurchase agreements of $20.4 million and $14.9 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.

(9)
Amount represents principal outstanding of $13.6 million and $13.6 million less unamortized real estate financing costs of $0 and $65,000 as of December 31, 2012 and 2011, respectively.  This real estate transaction closed in August 2011.

(10)
Amount represents principal outstanding of $174.1 million less unamortized discounts of $2.5 million as of December 31, 2012 . In October 2012 RSO purchased a $20.9 million equity interest in Whitney CLO I which represents 67% of the outstanding preference shares. The transaction gave RSO a controlling interest in the CLO.

(11)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $14.5 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.81% and 0.85% at December 31, 2012 and 2011, respectively.
During the year ended December 31, 2012 RSO repurchased and redeemed $50.0 million of the Class A-1R notes and $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 78.85% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $14.9 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income. During the year ended 2011, RSO repurchased $10.0 million of Class A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

In connection with RSO’s ownership of certain notes held by RREF CDO 2007-1, on June 21, 2011 RSO surrendered for cancellation, without consideration, to the trustee of RREF CDO 2007-1the following outstanding notes, which previously eliminated in consolidation:  $7.5 million of the Class B notes, $6.5 million of the Class F notes, $6.3 million of the Class G notes and $10.6 million of the Class H notes.  The surrendered notes were canceled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure RSO’s long-term interest in this structured vehicle.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $29.7 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of RSO’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.42% and 1.44% at December 31, 2012 and 2011, respectively.
During the year ended December 31, 2012 RSO repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the year ended December 31, 2011, RSO did not repurchase any notes.
In connection with RSO’s ownership of certain notes held by RREF CDO 2006-1, on June 21, 2011 RSO surrendered for cancellation, without consideration, to the trustee of RREF CDO 2006-1 the following outstanding notes, which previously eliminated in consolidation:  $6.9 million of the Class B notes, $7.7 million of the Class C notes, $5.52 million of the Class D notes, $7.0 million of the Class E notes and $5.25 million of the Class F notes.  The surrendered notes were canceled by the trustee pursuant to the applicable indenture, and the obligations due under those notes were deemed extinguished.  The effect of these cancellations was to improve the CDO’s performance with respect to its over-collateralization and interest coverage tests, with which it was already in compliance before the cancellation, and to secure RSO’s long-term interest in this structured vehicle.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 67% of the outstanding preference shares in Whitney CLO I. Based upon that purchase, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I.
The balance of senior notes to investors when RSO acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.75 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.1%; (viii) $14.36 million of class B-1LB notes bearing interest at LIBOR plus 1.0%. All of the notes issued mature on March 1, 2017. RSO has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 1.82% at December 31, 2012. The reinvestment period for Whitney CLO I ended in March 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down. Since October 2012, $15.5 million of Class A-1L and $19.9 million of Class A-1LA notes have been paid down.
Apidos CLO VIII
In October 2011, RSO closed Apidos CLO VIII, a $350 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and RCC commercial purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.  The reinvestment period for Apidos CLO VIII will end in October 2014.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII.
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although RSO has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.16% and 2.42% at December 31, 2012 and 2011, respectively.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.82% and 0.95% at December 31, 2012 and 2011, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

Apidos CDO III
In May 2006, RSO closed Apidos CDO III, a $285.5 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO III collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CDO III issued a total of $262.5 million of senior notes at par to investors and RCC Commercial purchased a $23.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos CDO III will end in December 2012.  The equity interest is subordinated in right of payment to all other securities issued by Apidos CDO III.
The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.99% at December 31, 2012 and 2011, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $40.5 million of Class A-1 notes have been paid down.
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
The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.07% and 1.04% and at December 31, 2012 and 2011, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $116.3 million of Class A-1 Notes have been paid down.
During the year ended December 31, 2012 RSO repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000  gain reported as a gain on the extinguishment of debt in the consolidated statements of income.  During the year ended December 31, 2011, RSO did not repurchase any notes.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, RSO formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although RSO owns 100% of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into RSO’s consolidated financial statements because RSO is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, RSO issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing RSO’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in the consolidated statements of income using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2011, were $450,000 and $467,000, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.  The rates for RCT I and RCT II, at December 31, 2011, were 4.32% and 4.38%, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

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
Repurchase and Credit Facilities
CMBS - Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc.(collectively, the "Companies"), entered into a master repurchase and securities contract (the “Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the Facility, from time to time, the parties may enter into transactions in which the Companies and Wells Fargo agree to transfer from the Companies to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the Companies, with a simultaneous agreement by Wells Fargo to transfer back to the Companies such Assets at a date certain or on demand, against the transfer of funds from the Companies to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 1.29% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, RSO exercised the option to extend the CMBS Term Repurchase Facility for a period of one year. The Companies will enter into interest rate swaps and cap agreements to mitigate interest rate risk under the Facility.
The Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Companies to repay the purchase price for purchased assets.
 The Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “Guaranty”), the registrant agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Companies with respect to Wells Fargo under each of the governing documents.  The Guaranty includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2012.
At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.32%, or 1.53%.  At December 31, 2011, RCC Real Estate had borrowed $41.0 million (net of $494,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2011, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $47.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.54%. At December 31, 2012 and 2011, RSO had repurchase agreements of $20.4 million and $14.9 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Bank, National Association.	$10,722	18	1.53%

December 31, 2011:
Wells Fargo Bank, National Association.	$8,461	18	1.54%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$12.2 million and $14.9 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2012 and 2011, respectively.
CRE - Term Repurchase Facility
On February 27, 2012, RSO entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  RSO paid an origination fee of 37.5 basis points (0.375)%.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.RSO had no borrowings under the facility as of December 31, 2011.
The Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Companies to repay the purchase price for purchased assets.
 The Facility also contains margin call provisions relating to a decline in the market value of an security. Under these circumstances, Wells Fargo may require the Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “Guaranty”), the registrant agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Companies with respect to Wells Fargo under each of the governing documents.  The Guaranty  includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2012.

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Bank, National Association.	$26,332	18	2.88%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

CRE - Repurchase Facility
On March 8, 2005, RSO entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. RSO guaranteed RCC Real Estate's performance of its obligations under the repurchase agreement. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of one-month LIBOR plus 3.25%.   RSO had repaid all borrowings under this agreement as of December 31, 2012.
Short-Term Repurchase Agreements
On March 8, 2005, RSO entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  RSO had no borrowings under this facility as of December 31, 2011.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
On February 14, 2012, RSO entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  RSO had no borrowings under this facility as of December 31, 2011.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Securities, LLC	$1,956	28	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2012.

On November 6, 2012, RSO entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.  RSO had no borrowings under this facility as of December 31, 2011.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
JP Morgan Securities	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$4.7 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2012.
Revolving Credit Facility
On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with TBBK.  The facility provided bridge financing for up to five business days, which enabled RSO and RCC Real Estate to fund real estate loans to third parties prior to their sale to RSO’s CRE CDOs.  TBBK entered into July 7, 2011.  The facility was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  RSO had no borrowings under this revolving credit facility as of December 31, 2012 and 2011. The note became due and payable on June 30, 2012 and was terminated.
Mortgage Payable
On August 1, 2011, RSO, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, RSO entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of December 31, 2012 and 2011 the borrowing rate was 4.17% and 4.23%, respectively.

L.    Related party transactions - RSO
Relationship with LEAF. LEAF originates and manages equipment leases and notes on behalf of RSO.
On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC, including its entire ownership interest in LEAF II.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan amount outstanding at December 31, 2012 and 2011 was $6.8 million and 7.8 million, respectively.
In the formation of LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF in exchange for its prior interest in LEAF.  RSO’s resulting interest is accounted for under the equity method.  For the year ended December 31, 2012, RSO recorded a loss of $3.3 million which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income.  No such loss was incurred for the year ended December 31, 2011. RSO’s investment in LEAF was valued at $33.1 million and $36.3 million as of December 31, 2012 and 2011, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of the Company, was sold to CVC, a joint venture entity in which the Company owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligation issuers (“CLO”) holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2012 and 2011, CVC Credit Partners incurred subordinated fees of $800,000 and $1.0 million, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs.
Relationship with TBBK. Walter Beach, a director of The Bancorp, Inc. since 1999, has also served as a director of RSO since March 2005. On March 14, 2011, RSO paid TBBK a loan commitment fee in the amount of $31,500 in connection with TBBK’s commitment to establish a credit facility for the benefit of RSO.  On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with TBBK.  The facility provided bridge financing for up to five business days, which enabled RSO and RCC Real Estate to fund real estate loans to third parties prior to their sale to RSO’s CRE CDOs.  The facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp and was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 and was owned by RCC Real Estate.  The note matured on June 30, 2012.  There were no outstanding borrowings as of December 31, 2012 or 2011.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2012 and 2011, RSO paid Ledgewood $438,000 and $238,000, respectively, in connection with legal services rendered to RSO.
M.    Fair value of financial instruments
In analyzing the fair value of its investments accounted for on a fair value basis, RSO follows the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  RSO determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
RSO reports its investment securities available-for-sale at fair value.  To determine fair value, RSO uses a dealer quote which typically will be the dealer who sold RSO the security.  RSO has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  RSO evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote RSO receives and the value indicated by its valuation models, RSO will evaluate the difference.  As part of that evaluation, RSO will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, RSO may revise its valuation models.
RSO reports its investment securities, trading at fair value, which is based on a dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates as well as an independent third-party

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

valuation.  Any changes in fair value are recorded on RSO’s results of operations as net unrealized gain on investment securities, trading.
The CMBS underlying RSO’s Linked Transactions are valued using the same techniques to those used for RSO’s other CMBS. The value of the underlying CMBS is then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date. The fair value of Linked Transactions also includes accrued interest receivable on the CMBS and accrued interest payable on the underlying repurchase agreement borrowings. RSO’s Linked Transactions are classified as Level 2 or Level 3 in the fair value hierarchy.
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
The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - Linked Transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	—	610	14,077	14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

December 31, 2011:
Assets:
Investment securities, trading	$—	$—	$38,673	$38,673
Investment securities available-for-sale	—	121,031	19,835	140,866
CMBS - Linked Transactions	—	2,275	—	2,275
Total assets at fair value	$—	$123,306	$58,508	$181,814

Liabilities:
Derivatives (net)	—	1,210	12,000	13,210
Total liabilities at fair value	$—	$1,210	$12,000	$13,210

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$43,380
Total gains or losses (realized/unrealized):
Included in earnings	2,948
Purchases	38,887
Sales	(18,181)
Paydowns	(3,212)
Transfers out of Level 3	(4,437)
Unrealized losses – included in accumulated other comprehensive income	(877)
Beginning balance, January 1, 2012	58,508
Total gains or losses (realized/unrealized):
Included in earnings	14,105
Purchases	8,341
Sales	(37,632)
Paydowns	(2,012)
Unrealized gains (losses) – included in accumulated other comprehensive income	8,457
Transfers from level 2	66,381
Ending balance, December 31, 2012	$116,148
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2011	$10,929
Unrealized losses – included in accumulated other comprehensive income	1,071
Beginning balance, January 1, 2012	12,000
Unrealized losses – included in accumulated other comprehensive income	2,077
Ending balance, December 31, 2012	$14,077
RSO had $4.6 million of losses included in earnings due to the other-than-temporary impairment charges of one assets during the year ended December 31, 2011. These losses are included in the consolidated statements of operations as net impairment losses recognized in earnings. There were no losses included in earnings due to other-than-temporary impairment charges during the year December 31, 2012.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2012 and 2011 was $7.8 million and $11.4 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

December 31, 2011:
Assets:
Loans held for sale	$—	$3,154	$—	$3,154
Impaired loans	—	1,099	—	1,099
Total assets at fair value	$—	$4,253	$—	$4,253
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Impaired loans	$21,000	Discounted cash flow	Cap rate	10.00%
Interest rate swap agreements	$(14,687)	Discounted cash flow	Weighted average credit spreads	4.98%
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheet.  The fair value of RSO’s investment securities-trading is reported in section D. Investment securities - trading section above. The fair value of RSO’s investment securities available-for-sale is reported in section E. Investment securities available-for-sale above.
Loans held-for-investment:  The fair value of RSO’s Level 2 Loans held-for-investment was primarily measured using a third-party pricing service.  The fair value of RSO’s Level 3 Loans held-for-investment was measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheet are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308

December 31, 2011:
Loans held-for-investment	$1,772,063	$1,755,541	$—	$1,142,638	$612,903
Loans receivable-related party	$9,497	$9,497	$—	$—	$9,497
CDO notes	$1,689,413	$1,034,060	$—	$1,034,060	$—
Junior subordinated notes	$50,631	$17,125	$—	$—	$17,125
RAI - Other VIEs
Consolidated VIE - Real estate property
The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets (in thousands):

	September 30, 2012	September 30, 2011
Cash and property and equipment, net	$727	$944
Accrued expenses and other liabilities	189	300
In November 2012, the property underlying the loan was sold for a gain of $831,000 of which $793,000 was attributable to noncontrolling interests; as such, the Company will no longer consolidate the real estate VIE.
VIEs not consolidated
The Company’s investments in RRE Opportunity REIT, a fund that is currently in the offering stage, and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from manged entities and related parties, net on the Consolidated Balance Sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2012.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at September 30, 2012 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT	$—	$1,444	$1,444
Ischus entities	231	—	231
Trapeza entities	—	967	967
	$231	$2,411	$2,642

(1)	Exclusive of expense reimbursements due to the Company.
N.    Income Taxes
RSO operates in such a manner as to quality as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of RSO shareholders, to the extent distributed RSO. To maintain REIT status for federal income tax purposes, RSO is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code. As a REIT, RSO is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.
Taxable income from non-REIT activities managed through RSO's taxable REIT subsidiaries is subject to federal, state and local income taxes. RSO's taxable REIT subsidiaries' income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.
The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$11,497	$7,839
State	776	4,596
Total current	12,273	12,435

Deferred:
Federal	1,769	(305)
State	560	(94)
Total deferred	2,329	(399)
Income tax provision (benefit)	$14,602	$12,036
A reconciliation between the federal statutory income tax rate and effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011
Statutory tax	35%	35%
State and local taxes, net of federal benefit	1%	15%
Valuation allowance for deferred tax assets	—%	—%
Subpart F income	13%	11%
Basis difference in LEAF Commercial Capital investment	—%	6%
Other items	5%	—%
	54%	67%

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets related to:
Investment in securities	$118	$119
Intangible assets basis difference	2,557	490
Federal, state and local loss carryforwards	45	17
Capital loss carryforward	12	—
Partnership investment	34	—
Total deferred tax assets	2,766	626
Valuation allowance	—	—
Total deferred tax assets	$2,766	$626

Deferred tax liabilities related to:
Unrealized income/loss on investments	$(4,286)	$(1,188)
Equity investments	(838)	(394)
Basis difference in LEAF Commercial Capital investment	(185)	(3,390)
Subpart F income	(3,067)	(652)
Total deferred tax liabilities	$(8,376)	$(5,624)
Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, Apidos CLO VIII, and Whitney CLO I, RSO's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” RSO will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, and Whitney CLO I's current taxable income in its calculation of REIT taxable income.
On October 13, 2011, RSO acquired approximately 43% of the equity of Apidos CLO VIII, which is a foreign TRS, organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands.  This equity is directly owned by a domestic TRS of RSO; therefore, its earnings are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes has been recorded.
On October 27, 2011 RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 and ending December 31, 2012 the earnings from Apidos CDO I are included in RSO's calculation of REIT taxable income.
On October 19, 2012, RSO acquired approximately 66% of the equity of Whitney CLO I, which is a foreign TRS, organized as an exempted company incorporated with limited liability under the laws of the Cayman Islands.  This equity is directly owned by a domestic TRS of RSO; therefore, its earnings are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.  Accordingly, a provision for income taxes has been recorded.
On November 12, 2012, RSO reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 and ending December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 has been recorded.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2012

On December 11, 2012, RSO reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in RSO's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 and ending December 31, 2012, the earnings from Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.
Effective January 1, 2007, RSO adopted the provisions of FASB's guidance for uncertain tax positions. This implementation did not have an impact on RSO's balance sheet or results of operations. The guidance prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. RSO is required to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets. RSO will continue to classify any tax penalties as other operating expenses and any interest as interest expense. RSO does not have any unrecognized tax benefits that would affect RSO's financial position.
As of December 31, 2012, income tax returns for the calendar years 2009 - 2012 remain subject to examination by Internal Revenue Service ("IRS") and/or any state or local taxing jurisdiction. RSO has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statue of limitations in relation to any previous year.

NOTE 27 – SUBSEQUENT EVENTS

RAI - Real estate. In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million. The Company will continue to manage the asset and will receive property management fees in the future.
RAI - Commercial Finance. As of November 21, 2013, the LEAF II loan was paid-off in full and, accordingly, the Company's guarantee for that loan has been terminated.

RSO related subsequent events:
On January 2, 2013, RSO sold two CRE whole loans which are classified as loans held for sale at December 31, 2012 for $34.0 million.
On February 15, 2013, Olympic CLO I Ltd., one of the RCAM managed CLOs, with the consent of the Majority Preferred Shareholders, elected to redeem the outstanding notes in whole.
In April 2013, RSO entered into another stock purchase agreement with LEAF to purchase shares of newly issued Series E Preferred Stock for $2.2 million. The Series E Preferred Stock has priority over the other classes of preferred stock.
On April 2, 2013, RCC Real Estate, a subsidiary of RSO, entered into an amendment of its existing commercial real estate credit facility with Wells Fargo Bank, N.A. The amendment increases the size of the facility to $250.0 million and extends the current term of the facility to February of 2015 and provides two additional one year extension options at RSO’s discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
On July 19, 2013, an indirect wholly-owned subsidiary of RSO entered into a $200.0 million Master Repurchase Agreement with Deutsche Bank AG to be used to finance RSO’s core commercial real estate lending business. The financing facility matures initially on July 19, 2014, with the right to extend an additional two years to July 16, 2016.
On October 31, 2013, RSO acquired, through RCC Residential, Inc., its newly-formed taxable REIT subsidiary, a residential mortgage origination company, Primary Capital Advisors LC ("PCA"), an Atlanta based firm, for $8.4 million; consisting of $7.6 million in cash and $800,000 in shares of RSO common stock.  Of the $7.6 million cash consideration, $1.8 million was set aside in an escrow account as a contingency for potential purchase price adjustments.

The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to the consolidated financial statements.

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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based upon this assessment, our management concluded that, as a result of the material weaknesses with respect to the consolidation of Resource Capital Corp (“RSO”), a variable interest entity, as well as surrounding our valuation for two of our legacy real estate investments, our internal control over financial reporting was not effective as of September 30, 2012.
Management’s processes, procedures and controls related to the interpretation and application of ASC 810, Consolidation, were not effective to ensure that the Company appropriately consolidated RSO, which was previously identified and treated as an unconsolidated VIE. Specifically, the controls surrounding the supervision and review of management’s VIE analysis were deemed to be ineffective and the cause of the error being corrected through the restatement of the prior period financial information.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of September 30, 2012.  Their report dated November 22, 2013, which is included following this Item 9A, expressed an adverse opinion on our internal control over financial reporting.
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
Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
Management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting.  We designed our remediation efforts to address the material weakness identified by management in connection with the valuation of two of our legacy real estate investments and to strengthen our internal control over financial reporting.

Back to Index

Back to Index

As of September 30, 2013, we have taken steps to address the material weakness and to improve our internal control over financial reporting with respect to the valuation of certain assets, as follows:

•	analyzed and confirmed the accuracy of any significant changes in the methods and assumptions used in valuing our legacy real estate portfolio; and

•	formalized our new documentation processes and procedures relative to these valuations.
Management has evaluated its internal control over financial reporting with respect to its determination that RSO should be consolidated and has concluded that the deficiency was associated with our misapplication of the accounting guidance and the insufficient review of the accounting for the consolidation of variable interest entities.
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

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
RESOURCE AMERICA, INC.

We have audited the internal control over financial reporting of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
Management concluded that its internal control over financial reporting surrounding its valuation for two of its legacy real estate investments was not effective as of September 30, 2012.
In addition, management concluded that its controls surrounding the supervision and review of management’s variable interest entities analysis were deemed ineffective as of September 30, 2012.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2012. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated November 22, 2013, which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
November 22, 2013

Back to Index

Back to Index

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item was set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders, as filed on January 28, 2013 (“2013 proxy statement”), which is incorporated herein by this reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item was set forth in our 2013 proxy statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The information required by this item was set forth in our 2013 proxy statement, which is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.
The information required by this item was set forth in our 2013 proxy statement, which is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item was set forth in our 2013 proxy statement, which is incorporated herein by this reference.

Back to Index

Back to Index

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets (Restated) at September 30, 2012 and 2011
Consolidated Statements of Operations (Restated) for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) (Restated) for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity (Restated) for the Years Ended September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows (Restated) for the Years Ended September 30, 2012, 2011 and 2010
Notes to Restated Consolidated Financial Statements − September 30, 2012

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

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
99.4	Risk factors of Resource Capital Corp. (14)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 18, 2013 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
November 22, 2013	By:	/s/ Jonathan Z. Cohen
JONATHAN Z. COHEN
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	November 22, 2013
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	November 22, 2013
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	November 22, 2013
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	November 22, 2013
CARLOS C. CAMPBELL

/s/ Donald W. Delson	Director	November 22, 2013
DONALD W. DELSON

/s/ Hersh Kozlov	Director	November 22, 2013
HERSH KOZLOV

/s/ Robert L. Lerner	Director	November 22, 2013
ROBERT L. LERNER

/s/ Andrew M. Lubin	Director	November 22, 2013
ANDREW M. LUBIN

/s/ John S. White	Director	November 22, 2013
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	November 22, 2013
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President	November 22, 2013
ARTHUR J. MILLER	and Chief Accounting Officer
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