Form 10-QT/A
period 2012-12-31
RESOURCE AMERICA, INC.
filed 2013-11-22
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QT/A
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2012 to December 31, 2012

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

Back to Index

Back to Index

QUARTERLY REPORT ON FORM 10-QT/A
For the three months ended December 31, 2012
EXPLANATORY NOTE

Contemporaneously with this Transition Report on Form 10-QT/A, we are filing a Form 10-K/A to amend our previously-filed Annual Report on Form 10-K for the fiscal year ended September 30, 2012 as filed on December 14, 2012 (the “2012 10-K/A”) for the purpose of restating our consolidated balance sheets as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the fiscal years ended September 30, 2012 and 2011, including the applicable notes to consolidated financial statements, to reflect the consolidation of Resource Capital Corp. (“RSO”). The 2012 10-K/A reflects the audited financial information of Resource America as of and for the fiscal years ended September 30, 2012 and 2011, which has been restated to include the consolidation of the audited financial information of RSO as of and for the corresponding calendar years ended December 31, 2012 and 2011.
In this Transition Report on Form 10-QT/A, we are amending and replacing in its entirety our previously filed Quarterly Report on Form 10-Q for the three months ended December 31, 2012 as filed on February 8, 2013 to (i) restate our consolidated balance sheets as of December 31, 2012 and September 30, 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the three months ended December 31, 2012 and 2011, including the applicable notes to consolidated financial statements, to reflect the consolidation of Resource Capital Corp (“RSO”), (ii) reflect the corresponding change in our fiscal year end from September 30 to December 31 to conform to the fiscal year of RSO, and (iii) as a result of the change in fiscal year, to constitute this report as a transition report. The consolidated balance sheet for the fiscal year ended September 30, 2012 as presented in this Transition Report differs from the consolidated balance sheet as reported in the 2012 10-K/A, which reflects the non-conforming periods for RAI and RSO as indicated above. All filings subsequent to the Form 10-K/A, including this Report, reflect the consolidation of RAI and RSO for the same period(s) and on the basis of a fiscal year ended December 31.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
FORM 10-QT/A

Back to Index

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31, 2012	September 30, 2012
	(Restated)	(Restated)
ASSETS
Cash	$11,899	$19,393
Restricted cash	638	642
Receivables	468	3,554
Receivables from managed entities and related parties, net	30,618	34,418
Investments in real estate, net	18,041	19,149
Investment securities, at fair value	10,576	7,030
Investments in unconsolidated loan manager	37,221	36,356
Investments in unconsolidated entities	13,156	12,993

Assets of consolidated variable interest entity ("VIE") - RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	179,390	169,450
Investments, at fair value	256,433	214,048
Loans	1,849,428	1,752,424
Investments in real estate and unconsolidated entities	120,706	122,211
Other assets	70,600	62,512
Total assets of consolidated VIE - RSO	2,476,557	2,320,645

Property and equipment, net	2,590	2,732
Deferred tax assets, net	28,274	27,770
Other assets	6,726	3,776
Total assets	$2,636,764	$2,488,458

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,559	$23,042
Payables to managed entities and related parties	3,536	4,349
Borrowings	21,040	21,343
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,785,600	1,670,010
Other liabilities	71,239	58,295
Total liabilities of consolidated VIE - RSO	1,856,839	1,728,305
Total liabilities	1,902,974	1,777,039

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,069,822 and 29,866,664 shares issued (including nonvested restricted stock of 604,353 and 403,195), respectively	295	294
Additional paid-in capital	286,048	285,844
Accumulated deficit	(29,486)	(26,770)
Treasury stock, at cost; 9,914,090, and 9,756,955 shares, respectively	(103,472)	(102,457)
Accumulated other comprehensive loss	(2,197)	(2,226)
Total stockholders’ equity	151,188	154,685
Noncontrolling interests	279	208
Noncontrolling interests of consollidated VIE - RSO	582,323	556,526
Total equity	733,790	711,419
	$2,636,764	$2,488,458

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2012	2011
	(Restated)	(Restated)
REVENUES:
Real estate (includes revenues of $4,787 and $1,498 related to RSO)	$13,154	$8,666
Financial fund management (includes revenues of $(8) and $2,522 related to RSO)	2,675	6,579
Commercial finance	(124)	3,419
	15,705	18,664
Revenues from consolidated VIE - RSO (see Note 19)	33,041	25,211
Elimination of consolidated revenues attributed to operating segments	(4,811)	(4,501)
Total revenues	43,935	39,374
COSTS AND EXPENSES:
Real estate	7,998	7,192
Financial fund management	1,017	5,804
Commercial finance	(49)	1,963
General and administrative	2,228	2,896
Gain on sale of leases and loans	—	(37)
Provision for credit losses	5,152	2,250
Depreciation and amortization	492	2,061
	16,838	22,129
Expenses from consolidated VIE - RSO (see Note 19)	24,098	17,031
Elimination of consolidated VIE expenses attributed to operating segments	(4,762)	(3,771)
Total expenses	36,174	35,389
OPERATING INCOME	7,761	3,985

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiary	—	8,749
Loss on extinguishment of debt	—	(2,190)
Gain on sale of investment securities, net	—	58
Interest expense	(522)	(2,974)
Other income (expense), net	106	(72)
	(416)	3,571
Other income of consolidated VIE - RSO (see Note 19)	13,733	—
Elimination of consolidated VIE other income attributed to operating segments	32	126
	13,349	3,697
Income from continuing operations before taxes	21,110	7,682
Income tax (benefit) provision	(241)	154
Income tax provision - RSO	7,624	7,767
Income (loss) from continuing operations	13,727	(239)
Loss from discontinued operations, net of tax	(6)	(20)
Net income (loss)	13,721	(259)
Net (income) loss attributable to noncontrolling interests	(587)	193
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(14,668)	(367)
Net loss attributable to common shareholders	$(1,534)	$(433)
Amounts attributable to common shareholders:
Loss from continuing operations	$(1,528)	$(413)
Discontinued operations	(6)	(20)
Net loss	$(1,534)	$(433)

Basic and Diluted loss per share:
Continuing operations	$(0.08)	$(0.02)
Discontinued operations	—	—
Net loss	$(0.08)	$(0.02)
Weighted average shares outstanding	20,077	19,641

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2012	2011
	(Restated)	(Restated)
Net income (loss)	$13,721	$(259)

Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale, net of tax of $11 and $28	6	46

Minimum pension liability adjustments, net of tax $0 and $0	(3)	—
Minimum pension liability - reclassification for realize losses, net of tax of $1 and $36	18	47
	15	47

Unrealized gain (loss) on hedging contracts, net of tax of $6 and $(74)	8	(129)
Deconsolidation of LEAF- unrealized loss on hedging contracts net of tax of $0 and $174	—	255
	8	126
Subtotal- activity related to RAI	29	219
Activity related to consolidated VIE - RSO:
Reclassification adjustments for gain (loss) included in net income	705	(2,436)
Unrealized gain (loss) on available-for-sale securities, net	3,554	(1,933)
Reclassification adjustments associated with unrealized loss from interest rate hedges included in net income	57	76
Unrealized loss on derivatives, net	1,509	3,007
Subtotal - activity related to consolidated VIE - RSO	5,825	(1,286)
Subtotal- other comprehensive income (loss)	5,854	(1,067)
Comprehensive income (loss)	19,575	(1,326)
Comprehensive (income) loss attributable to noncontrolling interests	(21,080)	1,063
Comprehensive loss attributable to common shareholders	$(1,505)	$(263)

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
THREE MONTHS ENDED DECEMBER 31, 2012
(in thousands, except share data)
(unaudited)

		Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Non-controlling Interests - RSO	Total Equity
Balance, October 1, 2012 - Restated	20,109,709	$294	$285,844	$(26,770)	$(102,457)	$(2,226)	$154,685	$208	$556,526	$711,419
Net (loss) income	—	—	—	(1,534)	—	—	(1,534)	587	14,668	13,721
Issuance of common shares	—	1	—	—	—	—	1	—	—	1
Treasury shares issued	6,872	—	(26)	—	72	—	46	—	—	46
Stock-based compensation	203,158	—	230	—	—	—	230	—	—	230
Repurchases of common stock	(164,007)	—	—	—	(1,087)	—	(1,087)	—	—	(1,087)
Cash dividends	—	—	—	(1,182)	—	—	(1,182)	—	—	(1,182)
Distributions	—	—	—	—	—	—	—	(516)	—	(516)
Other comprehensive income	—	—	—	—	—	29	29	—	5,825	5,854
Activity of consolidated VIE - RSO	—	—	—	—	—	—	—	—	5,304	5,304
Balance, December 31, 2012 - Restated	20,155,732	$295	$286,048	$(29,486)	$(103,472)	$(2,197)	$151,188	$279	$582,323	$733,790

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,721	$(259)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	550	3,087
Provision for credit losses	5,152	2,250
Unrealized gain on trading securities	(164)	—
Equity in earnings of unconsolidated entities	(1,201)	(557)
Distributions from unconsolidated entities	1,011	1,163
Gain on sale of leases and loans	—	(37)
Gain on sale of investment securities, net	(307)	(58)
Gain on sale of assets	(831)	—
Gain on sale and deconsolidation of subsidiaries	—	(8,749)
Loss on extinguishment of debt	—	2,190
Deferred income tax (benefit) provision	(277)	154
Equity-based compensation issued	205	498
Trading securities purchases and sales, net	(1,828)	—
Loss from discontinued operations	6	20
Changes in operating assets and liabilities	(4,710)	(1,432)
Change in cash attributable to operations of consolidated VIE - RSO	(1,972)	(2,053)
Net cash provided by (used in) operating activities	9,355	(3,783)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80)	(106)
Payments received on real estate loans and real estate	712	1,550
Investments in real estate and unconsolidated real estate entities	(1,012)	(127)
Purchase of commercial finance assets	—	(18,483)
Principal payments received on leases and loans	3	9,031
Purchase of loans and securities by consolidated VIE - RSO	(219,936)	(483,006)
Principal payments and proceeds from sales received by consolidated VIE - RSO	280,724	174,581
Purchase of investments	(1,323)	(600)
Proceeds from sale of loans and investments	—	207
Cash divested on deconsolidation of LEAF	—	(2,284)
(Increase) decrease in restricted cash - consolidated VIE - RSO	(34,657)	8,680
Other investing activity of consolidated VIE - RSO	(1,696)	(5,392)
Net cash provided by (used in) investing activities	22,735	(315,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	—	128,845
Principal payments on borrowings	(229)	(123,823)
Net (repayments) borrowings of debt by consolidated VIE - RSO	(79,130)	307,618
Dividends paid	(593)	(569)
Dividends paid on common stock of consolidated VIE - RSO	(19,285)	(18,526)
Net proceeds from issuance of equity shares of consolidated VIE - RSO	48,719	17,462
Repurchase of common stock	(1,078)	(939)
Decrease (increase) in restricted cash	3	(633)
Other	(150)	(2,250)
Other financing activities of consolidated VIE - RSO	12,526	1,270
Net cash (used in) provided by financing activities	(39,217)	308,455
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(367)	(375)
Net cash used in discontinued operations	(367)	(375)

Decrease in cash	(7,494)	(11,652)
Cash, beginning of period	19,393	24,455
Cash, end of period	$11,899	$12,803

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). The Company owns 2.5% of RSO's outstanding common stock at December 31, 2012. RSO has been reflected on a consolidated basis with the Company's financial statements (see Notes 2 and 19).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three months ended December 31, 2012 may not necessarily be indicative of the results of operations for a full year.

NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND AS OF DECEMBER 31, 2012 AND 2011 AND CHANGE IN FISCAL YEAR
On September 19, 2013, the Audit Committee of the Company's Board of Directors concluded that it was necessary to restate the audited financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “2012 10-K/A”) and certain of the unaudited financial statements in its Quarterly Reports on Form 10-Q, including each of the quarters ended December 31, 2012 and 2011. The restatement reflects the consolidation of RSO which the Company previously treated as an unconsolidated variable interest entity. The 2012 10-K/A reflects the audited financial information of Resource America as of and for the fiscal years ended September 30, 2012 and 2011 as well as for the interim periods within the fiscal year ended September 30, 2011, which has been restated to include the consolidation of the audited financial information of RSO as of and for the corresponding calendar years ended December 31, 2012 and 2011.
The Company also elected, effective September 30, 2012, to change its fiscal year end from September 30 to December 31 in order to conform to the fiscal year of RSO. As such, the period from October 1, 2012 to December 31, 2012 is reflected in this report as a transition period. The consolidated balance sheet for the fiscal year ended September 30, 2012 as presented in this Transition Report differs from the consolidated balance sheet as reported in the 2012 10-K/A, which reflects the non-conforming periods for RAI and RSO as indicated above. All filings subsequent to the Form 10-K/A, including this Report, reflect the consolidation of RAI and RSO for the same period(s) and on the basis of a fiscal year ended December 31.

The impact of consolidating RSO to the Company's consolidated net income attributable to common shareholders for the three months ended December 31, 2012 and 2011 was as follows (in thousands):

•	Dividends from RSO were eliminated, which reduced net income attributable to common shareholders by $534,000 and $631,000, respectively; and

•	The Company's equity interests in the earnings of RSO (2.54% and 3.16%, respectively) increased consolidated net income attributable to common shareholders by $367,000 and $13,000, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated balance sheet as of December 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
ASSETS
Cash	$11,899	$—	$—	$11,899
Restricted cash	638	—	—	638
Receivables	468	—	—	468
Receivables from managed entities and related parties, net	30,618	(8,067)	—	38,685
Investments in real estate, net	18,041	—	—	18,041
Investment securities, at fair value	10,576	(14,957)	—	25,533
Investments in unconsolidated loan manager	37,221	—	—	37,221
Investments in unconsolidated entities	13,156	—	—	13,156
Assets of consolidated VIE - RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	179,390	—	179,390	—
Investments, at fair value	256,433	—	256,433	—
Loans	1,849,428	(1,570)	1,850,998	—
Investments in real estate and unconsolidated entities	120,706	(93)	120,799	—
Other assets	70,600	(31)	70,631	—
Total assets of consolidated VIE-RSO	2,476,557	(1,694)	2,478,251	—
Property and equipment, net	2,590	—	—	2,590
Deferred tax assets, net	28,274	(7,099)	—	35,373
Other assets	6,726	—	—	6,726
Total assets	$2,636,764	$(31,817)	$2,478,251	$190,330

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,559	$3	$—	$21,556
Payables to managed entities and related parties	3,536	(31)	—	3,567
Borrowings	21,040	(1,570)	—	22,610
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,785,600	—	1,785,600	—
Other liabilities	71,239	(8,067)	79,306	—
Total liabilities - RSO	1,856,839	(8,067)	1,864,906	—
Total liabilities	1,902,974	(9,665)	1,864,906	47,733

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	295	—	—	295
Additional paid-in capital	286,048	—	—	286,048
Accumulated deficit	(29,486)	(2,349)	—	(27,137)
Treasury stock, at cost	(103,472)	—	—	(103,472)
Accumulated other comprehensive (loss) income	(2,197)	11,219	—	(13,416)
Total stockholders’ equity	151,188	8,870	—	142,318
Noncontrolling interests	279	—	—	279
Noncontrolling interests attributable to RSO	582,323	(31,022)	613,345	—
Total equity	733,790	(22,152)	613,345	142,597
	$2,636,764	$(31,817)	$2,478,251	$190,330

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated balance sheet as of September 30, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
ASSETS
Cash	$19,393	$—	$—	$19,393
Restricted cash	642	—	—	642
Receivables	3,554	—	—	3,554
Receivables from managed entities and related parties, net	34,418	(6,633)	—	41,051
Investments in real estate, net	19,149	—	—	19,149
Investment securities, at fair value	7,030	(15,502)		22,532
Investment in unconsolidated loan manager	36,356	—	—	36,356
Investments in unconsolidated entities	12,993	—	—	12,993
Assets of consolidated VIE - RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	169,450	—	169,450	—
Investments, at fair value	214,048	—	214,048	—
Loans	1,752,424	(1,677)	1,754,101	—
Investments in real estate and unconsolidated entities	122,211	(76)	122,287	—
Other assets	62,512	(31)	62,543	—
Total assets of consolidated VIE - RSO	2,320,645	(1,784)	2,322,429	—
Property and equipment, net	2,732	—	—	2,732
Deferred tax assets, net	27,770	(6,795)	—	34,565
Other assets	3,776	—	—	3,776
Total assets	$2,488,458	$(30,714)	$2,322,429	$196,743

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$23,042	$—	$—	$23,042
Payables to managed entities and related parties	4,349	(31)	—	4,380
Borrowings	21,343	(1,677)	—	23,020
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,670,010	—	1,670,010	—
Other liabilities	58,295	(6,633)	64,928	—
Total liabilities - RSO	1,728,305	(6,633)	1,734,938	—
Total liabilities	1,777,039	(8,341)	1,734,938	50,442

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	294	—	—	294
Additional paid-in capital	285,844	—	—	285,844
Accumulated deficit	(26,770)	(2,262)	—	(24,508)
Treasury stock, at cost	(102,457)	—	—	(102,457)
Accumulated other comprehensive (loss) income	(2,226)	10,854	—	(13,080)
Total stockholders’ equity	154,685	8,592	—	146,093
Noncontrolling interests	208	—	—	208
Noncontrolling interests attributable to RSO	556,526	(30,965)	587,491	—
Total equity	711,419	(22,373)	587,491	146,301
	$2,488,458	$(30,714)	$2,322,429	$196,743

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended December 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
REVENUES:
Real estate (includes revenues of $4,787 related to RSO)	$13,154	$—	$—	$13,154
Financial fund management (includes revenue of $(8) related to RSO)	2,675	—	—	2,675
Commercial finance	(124)	—	—	(124)
	15,705	—	—	15,705
Revenues of consolidated VIE - RSO (see Note 19)	33,041	—	33,041	—
Elimination of consolidated VIE revenues attributed to operating segments	(4,811)	(4,811)	—	—
Total revenues	43,935	(4,811)	33,041	15,705

COSTS AND EXPENSES:
Real estate	7,998	—	—	7,998
Financial fund management	1,017	—	—	1,017
Commercial finance	(49)	—	—	(49)
General and administrative	2,228	(28)	—	2,256
Provision for credit losses	5,152	—	—	5,152
Depreciation and amortization	492	—	—	492
	16,838	(28)	—	16,866
Expenses of consolidated VIE - RSO (see Note 19)	24,098	(7,624)	31,722	—
Elimination of consolidated VIE expenses attributed to operating segments	(4,762)	(4,762)	—	—
Total expenses	36,174	(12,414)	31,722	16,866

OPERATING INCOME (LOSS)	7,761	7,603	1,319	(1,161)

OTHER INCOME (EXPENSE):
Interest expense	(522)	—	—	(522)
Other income (expense), net	106	(482)	—	588
	(416)	(482)	—	66
Other income of consolidated VIE - RSO (see Note 19)	13,733	—	13,733	—
Elimination of consolidated VIE income attributed to operating segments	32	32	—	—
Total other income (expense), net	13,349	(450)	13,733	66
Income (loss) from continuing operations before taxes	21,110	7,153	15,052	(1,095)
Income tax benefit	(241)	—	—	(241)
Income tax provision - RSO	7,624	7,624	—	—
Income (loss) from continuing operations	13,727	(471)	15,052	(854)
Discontinued operations	(6)	—	—	(6)
Net income (loss)	13,721	(471)	15,052	(860)
Net income attributable to noncontrolling interests	(587)	—	—	(587)
Net income attributable to noncontrolling interests - RSO	(14,668)	(13,757)	(911)	—
Net (loss) income attributable to common shareholders	$(1,534)	$(14,228)	$14,141	$(1,447)

Amounts attributable to common shareholders:
Loss from continuing operations	$(1,528)	$(14,228)	$14,141	$(1,441)
Discontinued operations	(6)	—	—	(6)
Net loss	$(1,534)	$(14,228)	$14,141	$(1,447)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.08)			$(0.07)
Discontinued operations	—			—
Net loss	$(0.08)			$(0.07)
Weighted average shares outstanding	20,077			20,077

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended December 31, 2011 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
REVENUES:
Real estate (includes revenues of $1,498 related to RSO)	$8,666	$—	$—	$8,666
Financial fund management (includes revenues of $2,522 related to RSO)	6,579	—	—	6,579
Commercial finance	3,419	—	—	3,419
	18,664	—	—	18,664
Revenues of consolidated VIE - RSO (see Note 19)	25,211	—	25,211	—
Elimination of consolidated VIE revenues attributed to operating segments	(4,501)	(4,501)	—	—
Total revenues	39,374	(4,501)	25,211	18,664

COSTS AND EXPENSES:
Real estate	7,192	—	—	7,192
Financial fund management	5,804	—	—	5,804
Commercial finance	1,963	—	—	1,963
General and administrative	2,896	—	—	2,896
Gain on sale of leases and loans	(37)	—	—	(37)
Provision for credit losses	2,250	—	—	2,250
Depreciation and amortization	2,061	—	—	2,061
	22,129	—	—	22,129
Expenses of consolidated VIE - RSO (see Note 19)	17,031	(7,767)	24,798	—
Eliminations of consolidated VIE expenses attributed to operating segments	(3,771)	(3,771)	—	—
Total expenses	35,389	(11,538)	24,798	22,129

OPERATING INCOME (LOSS)	3,985	7,037	413	(3,465)

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	8,749	—	—	8,749
Loss on extinguishment of debt	(2,190)	—	—	(2,190)
Gain on sale of investment securities, net	58	—	—	58
Interest expense	(2,974)	—	—	(2,974)
Other (expense) income, net	(72)	(631)	—	559
	3,571	(631)	—	4,202
Elimination of consolidated VIE income attributed to operating segments	126	126	—	—
Total other income (expense), net	3,697	(505)	—	4,202

Income from continuing operations before taxes	7,682	6,532	413	737
Income tax provision	154	—	—	154
Income tax provision - RSO	7,767	7,767	—	—
(Loss) income from continuing operations	(239)	(1,235)	413	583
Discontinued operations	(20)	—	—	(20)
Net (loss) income	(259)	(1,235)	413	563
Net loss (income) attributable to noncontrolling interests	193	571	—	(378)
Net income attributable to noncontrolling interests - RSO	(367)	(367)	—	—
Net (loss) income attributable to common shareholders	$(433)	$(1,031)	$413	$185

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported

Amounts attributable to common shareholders:
Loss from continuing operations	$(413)	$(1,031)	$413	$205
Discontinued operations	(20)	—	—	(20)
Net loss	$(433)	$(1,031)	$413	$185

Basic and diluted loss per common share:
Loss from continuing operations	$(0.02)			$0.01
Discontinued operations	—			—
Net loss	$(0.02)			$0.01
Weighted average shares outstanding	19,641			19,641

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of comprehensive loss for the three months ended December 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
Net income (loss)	$13,721	$(471)	$15,052	$(860)

Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities available for sale, net of tax	6	412	—	(406)
Minimum pension liability adjustments, net of tax	(3)	(3)	—	—
Minimum pension liability - reclassification for losses realized, net of tax	18	(44)	—	62
Unrealized gain on hedging contracts, net	8	—	—	8
Subtotal activity related to consolidated RAI	29	365	—	(336)
Activity related to consolidated VIE - RSO:
Reclassification adjustments for gain included in net income	705	—	705	—
Unrealized gain on available-for-sale securities, net	3,554	—	3,554	—
Reclassification adjustments associated with unrealized loss from interest rate hedges included in net income	57	—	57	—
Unrealized loss on derivatives, net	1,509	—	1,509	—
Subtotal activity related to consolidated VIE - RSO	5,825	—	5,825	—
Subtotal - other comprehensive income (loss)	5,854	365	5,825	(336)
Comprehensive income (loss)	19,575	(106)	20,877	(1,196)
Comprehensive income attributable to noncontrolling interests	(21,080)	(19,582)	(911)	(587)
Comprehensive (loss) income attributable to common shareholders	$(1,505)	$(19,688)	$19,966	$(1,783)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of comprehensive loss for the three months ended December 31, 2011 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
Net (loss) income	$(259)	$(1,235)	$413	$563

Other comprehensive income (loss) :
Unrealized gain (loss) on investment securities available for sale, net of tax	46	(939)	—	985
Minimum pension liability - reclassification for loss realized, net of tax of $37 and $36	47	—	—	47

Unrealized (loss) gain on hedging contracts, net	(129)	—	—	(129)
Deconsolidation of LEAF - unrealized loss on hedging contracts net of tax	255	—	—	255
	126	—	—	126
Subtotal - activity related to consolidated RAI	219	(939)	—	1,158
Activity related to consolidated VIE - RSO:
Reclassification adjustments for gain included in net income	(2,436)	—	(2,436)	—
Unrealized gain on available-for-sale securities, net	(1,933)	—	(1,933)	—
Reclassification adjustments associated with unrealized loss from interest rate hedges included in net income	76	—	76	—
Unrealized loss on derivatives, net	3,007	—	3,007	—
Subtotal - activity related to consolidated VIE - RSO	(1,286)	—	(1,286)	—
Subtotal - other comprehensive (loss) income	(1,067)	(939)	(1,286)	1,158
Comprehensive (loss) income	(1,326)	(2,174)	(873)	1,721
Comprehensive loss (income) attributable to noncontrolling interests	1,063	1,490	—	(427)
Comprehensive (loss) income attributable to common shareholders	$(263)	$(684)	$(873)	$1,294

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidating statement of cash flows for the three months ended December 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Restated	Eliminations	RSO	As Previously Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,721	$(471)	$15,052	$(860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	550	—	—	550
Provision for credit losses	5,152	—	—	5,152
Unrealized gain on trading securities	(164)	—	—	(164)
Equity in earnings of unconsolidated entities	(1,201)	—	—	(1,201)
Distributions from unconsolidated entities	1,011	—	—	1,011
Gain on sale of loans and investment securities, net	(307)	—	—	(307)
Gain on sale of assets	(831)	—	—	(831)
Deferred income tax benefit	(277)	(36)	—	(241)
Equity-based compensation issued	205	—	—	205
Equity-based compensation received	—	206	—	(206)
Trading securities purchases and sales, net	(1,828)	—	—	(1,828)
Income from discontinued operations	6	—	—	6
Changes in operating assets and liabilities	(4,710)	(44)	—	(4,666)
Change in cash attributable to operations of consolidated VIE - RSO	(1,972)	(206)	(1,766)	—
Net cash provided by (used in) operating activities	9,355	(551)	13,286	(3,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(80)	—	—	(80)
Purchase of commercial finance assets	712	—	—	712
Investments in real estate and unconsolidated entities	(1,012)	—	—	(1,012)
Principal payments received on leases and loans	3	—	—	3
Purchase of loans and securities by consolidated VIE - RSO	(219,936)	—	(219,936)	—
Principal payments and proceeds from sales received by consolidated VIE - RSO	280,724	—	280,724	—
Purchase of loans and investments	(1,323)	—	—	(1,323)
Increase in restricted cash - consolidated VIE RSO	(34,657)	—	(34,657)	—
Other investing activity of consolidated VIE - RSO	(1,696)	17	(1,713)	—
Net cash provided by (used in) in investing activities	22,735	17	24,418	(1,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(229)	—	—	(229)
Net repayments of debt by consolidated VIE - RSO	(79,130)	—	(79,130)	—
Dividends paid	(593)	—	—	(593)
Dividends paid on common stock by consolidated VIE - RSO	(19,285)	534	(19,819)	—
Net proceeds from issuance of common stock by consolidated VIE - RSO	48,719	—	48,719	—
Repurchase of common stock	(1,078)	—	—	(1,078)
Decrease in restricted cash	3	—	—	3
Other	(150)	—	—	(150)
Other financing activity of consolidated VIE - RSO	12,526	—	12,526	—
Net cash (used in) provided by financing activities	(39,217)	534	(37,704)	(2,047)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(367)	—	—	(367)
Net cash used in discontinued operations	(367)	—	—	(367)

Decrease in cash	(7,494)	—	—	(7,494)
Cash, beginning of period	19,393	—	—	19,393
Cash, end of period	$11,899	$—	$—	$11,899

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidating statement of cash flows for the three months ended December 31, 2011 (in thousands) (unaudited):

		Restatement Adjustment
	As Restated	Eliminations	RSO	As Previously Reported
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(259)	$(1,235)	$413	$563
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,087	—	—	3,087
Provision for credit losses	2,250	—	—	2,250
Equity in earnings of unconsolidated entities	(557)	—	—	(557)
Distributions from unconsolidated entities	1,163	—	—	1,163
Gain on sale of leases and loans	(37)	—	—	(37)
Gain on sale of loans and investment securities, net	(58)	—	—	(58)
Gain on sale of subsidiary	(8,749)	—	—	(8,749)
Loss on extinguishment of debt	2,190	—	—	2,190
Deferred income tax provision	154	—	—	154
Equity-based compensation issued	498	—	—	498
Loss from discontinued operations	20	—	—	20
Changes in operating assets and liabilities	(1,432)	—	—	(1,432)
Change in cash attributable to operations of consolidated VIE - RSO	(2,053)	383	(2,436)	—
Net cash used in operating activities	(3,783)	(852)	(2,023)	(908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106)	—	—	(106)
Payments received on real estate loans and real estate	1,550	—	—	1,550
Investments in real estate and unconsolidated entities	(127)	—	—	(127)
Purchase of commercial finance assets	(18,483)	—	—	(18,483)
Principal payments received on leases and loans	9,031	—	—	9,031
Purchase of loans and securities by consolidated VIE - RSO	(483,006)	—	(483,006)	—
Principal payments and proceeds from sales received by consolidated VIE - RSO	174,581	—	174,581	—
Cash divested on deconsolidation of LEAF	(2,284)	—	—	(2,284)
Purchase of loans and investments	(600)	—	—	(600)
Proceeds from sale of loans and investment securities	207	—	—	207
Increase in restricted cash - consolidated VIE RSO	8,680	—	8,680	—
Other investing activity of consolidated VIE - RSO	(5,392)	33	(5,425)	—
Net cash (used in) provided by investing activities	(315,949)	33	(305,170)	(10,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	—	—	128,845
Principal payments on borrowings	(123,823)	—	—	(123,823)
Net borrowings (repayments) of debt by consolidated VIE - RSO	307,618	—	307,618	—
Dividends paid	(569)	—	—	(569)
Dividends paid on common stock by consolidated VIE - RSO	(18,526)	631	(19,157)	—
Net proceeds from issuance of equity shares of consolidated VIE - RSO	17,462	—	17,462	—
Repurchase of common stock	(939)	—	—	(939)
Decrease in restricted cash	(633)	—	—	(633)
Other	(2,250)	188	—	(2,438)
Other financing activity of consolidated VIE - RSO	1,270	—	1,270	—
Net cash provided by financing activities	308,455	819	307,193	443

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(375)	—	—	(375)
Net cash used in discontinued operations	(375)	—	—	(375)

Decrease in cash	(11,652)	—	—	(11,652)
Cash, beginning of period	24,455	—	—	24,455
Cash, end of period	$12,803	$—	$—	$12,803
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
The financial statements for the months ended December 31, 2012 and 2011 and as September 30, 2012 reflect the consolidation of RSO. See Note 19 for additional disclosures pertaining to VIEs.
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
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company’s adoption of the following standard during 2012 did not have a material impact on its consolidated financial position, results of operations or cash flows:
Comprehensive income (loss). In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income (loss) or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income (loss) and its components followed consecutively by a second statement that should present total other comprehensive income (loss), the components of other comprehensive income (loss), and the total of comprehensive income (loss). The Company adopted this guidance beginning October 1, 2012 and has presented the required disclosures.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	December 31,
	2012	2011
Cash (paid) received:
Interest	$(432)	$(2,341)
Income tax payments	(61)	(118)
Refunds of income taxes	71	97

Dividends declared per common share	$0.03	$0.03

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$9	$8
Issuance of treasury stock for the Company's investment savings plan	72	126
Effects from the deconsolidation of entities:(1)
Restricted cash	$—	$20,282
Receivables from managed entities and related parties, net	—	(3,411)
Receivables	—	954
Investments in commercial finance, net	—	199,955
Investments in unconsolidated entities	—	7,049
Property and equipment, net	—	3,754
Deferred tax assets, net	—	4,558
Goodwill	—	7,969
Other assets	—	6,806
Accrued expense and other liabilities	—	(10,208)
Payables to managed entities and related parties	—	(98)
Borrowings	—	(202,481)
Accumulated other comprehensive loss	—	255
Noncontrolling interests	—	(37,668)

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

NOTE 5 – FINANCING RECEIVABLES
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
DECEMBER 31, 2012

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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended December 31, 2012:
Balance, beginning of period	$27,580	$—	$33	$27,613
Provision for credit losses	5,120	(3)	35	5,152
Charge-offs	(140)		—	(140)
Recoveries	—	3	—	3
Balance, end of period	$32,560	$—	$68	$32,628

Ending balance, individually evaluated for impairment	$32,560	$—	$—	$32,560
Ending balance, collectively evaluated for impairment	—	—	68	68
Balance, end of period	$32,560	$—	$68	$32,628

Three Months Ended December 31, 2011:
Balance, beginning of period	$10,490	$430	$15	$10,935
Provision for credit losses	2,085	151	14	2,250
Charge-offs	—	(124)	—	(124)
Recoveries	—	25	—	25
Deconsolidation of LEAF	—	(482)	—	(482)
Balance, end of period	$12,575	$—	$29	$12,604

Ending balance, individually evaluated for impairment	$12,575	$—	$—	$12,575
Ending balance, collectively evaluated for impairment	—	—	29	29
Balance, end of period	$12,575	$—	$29	$12,604

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$63,178	$—	$63,178
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of period	$63,178	$112	$63,290
The Company’s financing receivables (presented gross of allowance for credit losses) as of September 30, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$61,998	$—	$61,998
Ending balance, collectively evaluated for impairment	—	45	45
Balance, end of period	$61,998	$45	$62,043
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of December 31, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$8,633	$38,219	$29,586	$38,110
Receivables from managed entities – real estate	2,291	4,808	2,517	4,630
Receivables from managed entities – financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	68	68	40

As of September 30, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$12,865	$37,943	$25,078	$38,060
Receivables from managed entities – real estate	2,181	4,683	2,502	4,511
Rent receivables – real estate	12	45	33	45
The Company had no impaired financing receivables without a specific allowance as of December 31, 2012 and September 30, 2012.
NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	December 31, 2012	September 30, 2012
Properties owned, net of accumulated depreciation of $5,781 and $5,592:
Hotel property (Savannah, Georgia)	$11,107	$11,619
Office building (Philadelphia, Pennsylvania)	1,058	906
	12,165	12,525
Commercial property (Elkins, West Virginia), net of accumulated depreciation of $0 and $784	—	727
Partnerships and other investments	5,876	5,897
Total investments in real estate, net	$18,041	$19,149

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The commercial property, consolidated through a VIE, was sold in November 2012.
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

2013	$944
2014	872
2015	662
2016	487
2017	396
Thereafter	546
$3,907
NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	December 31, 2012	September 30, 2012
Available-for-sale securities	$5,211	$3,966
Trading securities	5,365	3,064
Total investment securities, at fair value	$10,576	$7,030
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
Equity securities	$109	$100	—	$209
CLO securities	3,712	1,290	—	5,002
Total	$3,821	$1,390	$—	$5,211
September 30, 2012
Equity securities	$109	$86	—	$195
CLO securities	2,484	1,302	(15)	3,771
Total	$2,593	$1,388	$(15)	$3,966
Equity securities.  The Company holds 18,972 shares of The Bancorp, Inc. ("TBBK") common stock.
CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interest in five and four CLO issuers that it directly and/or through its joint venture has structured and managed at December 31, 2012 and September 30, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2012. For the three months ended December 31, 2012, the Company had net unrealized gains on these securities totaling $164,000 and realized gains from sales of trading securities of $307,000 which were included in Financial Fund Management Revenues on the consolidated statements of operations.
During the three months ended December 31, 2011, the Company sold 26,517 shares of TBBK stock held in a Rabbi Trust for the Supplemental Employment Retirement Plan ("SERP") for its former Chief Executive Officer and recognized net gains of $17,000. The Company held 6,992 shares of TBBK common stock valued at $50,000 as of December 31, 2011 which were all subsequently sold during 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2012
CLO securities	$1,274	$(15)	1	$—	$—	—

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
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
Two of the Trapeza entities that have incentive distributions, also known as carried interests, are subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 17).  The general partner of those entities is equally owned by the Company and its co-managing partner.  Performance-based incentive fees in interim periods are recorded based upon a formula as if the contract were terminated at that date.  On a quarterly basis (interim measurement date), the Company quantifies the cumulative net profits/net losses (as defined under the Trapeza partnership agreements) and allocates income/loss to the limited and general partners according to the terms of such agreements. Subsequently in 2013, the general partner began the process of dissolving the two partnerships and settled the clawback liability.  The Company’s proportionate share of these payments was $1.1 million.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	December 31, 2012	September 30, 2012
Accounts payable and other accrued liabilities	$8,773	$8,627
SERP liability (see Note 13)	6,806	6,976
Accrued wages and benefits	4,428	5,396
Trapeza clawback (see Note 17)	1,181	1,181
Real estate loan commitment	371	862
Total accrued expenses and other liabilities	$21,559	$23,042

NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31, 2012		September 30, 2012
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,366	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt		10,473	10,531
Other debt		567	812
Total borrowings		$21,040	$21,343

(1)	The amount of the facility as shown has been reduced by $503,000 for an outstanding letter of credit at December 31, 2012 and September 30, 2012.
Credit Facilities
TD Bank, N.A. (“TD Bank”).  On November 19, 2012, the Company amended its agreement with TD Bank to extend the maturity of the TD Bank facility to December 31, 2014, to set the interest rate on borrowings as either (a) the prime rate of interest plus 2.25% or (b) the London Interbank Offered Rate ("LIBOR") plus 3% and to eliminate the previous floor of 6.0%. The LIBOR rate used varies from one to six months, depending upon the period of the borrowing, at the Company's election. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letter of credit.
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
There were no borrowings outstanding as of or during the three months ended December 31, 2012 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for an outstanding letter of credit. Weighted average borrowings on the line of credit for the three months ended December 31, 2011 were $5.4 million at a weighted average borrowing rate of 6.0%, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 10.6%. Weighted average borrowings for the term note portion of the facility (which was repaid in full by the Company in November 2011) for the three months ended December 31, 2011 were $771,000 at a weighted average borrowing rates of 6.0% and an effective interest rate of 38.2% (reflecting the accelerated amortization of deferred finance costs).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three months ended December 31, 2012 and September 30, 2012 and the availability as of December 31, 2012 was $3.4 million.
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
Per the agreement relating to the issuance of the Senior Notes, the Company was restricted from paying dividends in excess of $0.03 per share. During the quarter ended September 2013, the holders of the Senior Notes consented to remove the restriction in its entirety.
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
DECEMBER 31, 2012

Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five fiscal years ending December 31, and thereafter, are as follows (in thousands):

2013	$753
2014	198
2015	10,211
2016	224
2017	240
Thereafter	9,414
$21,040
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
NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated Other Comprehensive Loss as of December 31, 2012 and September 30, 2012 were net unrealized losses of $4,000 (net of tax benefit of $2,000) and $9,000 (net of tax benefit of $6,000), respectively, related to hedging instruments held by the investment funds sponsored by LEAF Financial Corporation ("LEAF Financial"), in which the Company owns an equity interest. In addition, at December 31, 2012 and September 30, 2012, the Company had a net unrealized loss of $10,000 (net of tax benefit of $7,000) and $13,000 (net of tax benefit of $9,000), respectively, included in Accumulated Other Comprehensive Loss for hedging activity of LEAF. The Company has no other hedging activity, other than that of its consolidated VIE (see Note 19) as of December 31, 2012 or September 30, 2012.
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
Balance, September 30, 2012, net of tax of $532, $(15) and $(2,328)	$840	$(22)	$(3,044)	$(2,226)
Changes during the three months ended December 31, 2012	6	8	15	29
Balance, December 31, 2012, net of tax of $544, $(10) and $(2,326)	$846	$(14)	$(3,029)	$(2,197)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
For the three months ended December 31, 2012 and 2011, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Accordingly, the following were excluded from the Diluted EPS computation: outstanding options to purchase 1.0 million shares of common stock (at a weighted average price per share of $16.26 and $16.14) and warrants to purchase 3,690,000 shares of common shares (exercise price per share of $5.10) for the three months ended December 31, 2012, and 2011, respectively.
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

	For the Three Months Ended December 31,
	2012	2011
Interest cost	$31	$80
Less: expected return on plan assets	(23)	(18)
Plus: Amortization of unrecognized loss	48	83
Net cost	$56	$145
NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	December 31, 2012	September 30, 2012
Receivables from managed entities and related parties, net:
Commercial finance investment entities (1)	$10,644	$13,904
Real estate investment entities (2)	18,060	18,169
Financial fund management investment entities	1,736	2,193
Other	178	152
Receivables from managed entities and related parties	$30,618	$34,418

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$3,300	$3,900
Other	236	449
Payables to managed entities and related parties	$3,536	$4,349

(1)
Includes $29.6 million and $25.1 million of reserves, respectively, for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $2.5 million and $2.5 million, respectively of reserves for credit losses related to management fees owed from two real estate investment entities.

(3)
Includes $3.2 million and $2.9 million in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities at December 31, 2012 and September 30, 2012.

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
Purchases of related party trading securities. The Company engages in structured finance security trading, both as an agent, through the Company's registered broker-dealer subsidiary, Resource Securities, Inc. ("Resource Securities"), and for the Company. During the three months ended December 31, 2012, the Company purchased $5.9 million notional value of notes of Alesco Financial, Inc. ("Alesco") for $239,000 which were sold for a gain of $121,000 during the three months ended December 31, 2012. Alesco merged with Cohen & Company, Inc. in December 2009 which then changed its name to Institutional Financial Markets, Inc. ("IFMI") in January 2011. Mr. Daniel G. Cohen is the CEO and Chief Investment Officer of IFMI and is the brother of the Company's CEO, Mr. Jonathan Z. Cohen, and the son of Mr. E. Cohen, the Company's Chairman.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 15 – OTHER INCOME (EXPENSE), NET
The following table details other income, net (in thousands):

	Three Months Ended December 31,
	2012	2011
Interest income	$162	$124
Amortization of unrecognized loss - SERP (see Note 13)	(48)	(83)
Other (expense) income, net	(8)	(113)
Other income (expense), net	$106	$(72)
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on the historical trends of the funds (currently estimated at 12.4%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investment in TBBK and RREDX common stock.
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
Investment in real estate. During 2012, the Company received an offer for the sale of one of its assets included in Investments in Real Estate. The offer was below the book value of the asset and, accordingly, the Company recorded an impairment charge during 2012 (Level 2). The property was sold in November 2012.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

As of December 31, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:	Restated
Investment securities	$209	$—	$10,367	$10,576
As of September 30, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:	Restated
Investment securities	$195	$—	$6,835	$7,030
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the three months ended December 31, 2012 (in thousands):

Investment Securities
Balance, beginning of period	$6,835
Purchases	4,608
Income accreted	223
Payments and distributions received	(613)
Sales	(1,160)
Gain on sales of trading securities	307
Unrealized holding gain on trading securities	164
Change in unrealized gains – included in accumulated other comprehensive loss	3
Balance, end of period	$10,367

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The Company recognized the following changes in carrying value of the assets measured at fair value on a non-recurring basis, as follows (in thousands):

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
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	December 31, 2012		September 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities and related parties, net	$30,618	$30,618	$34,418	$34,418
	$30,618	$30,618	$34,418	$34,418
Borrowings:
Corporate secured credit facilities and note	$—	$—	$—	$—
Real estate debt	10,473	11,398	10,531	11,554
Senior Notes	10,000	11,728	10,000	11,364
Other debt	567	567	812	812
	$21,040	$23,693	$21,343	$23,730
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at December 31, 2012 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

NOTE 17 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the equity value of LEAF Receivables Funding 3, LLC (“LRF 3”), the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that the value of the equity on the balance sheet of LRF 3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed to LEAF), as of the final testing date within 90 days after December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF 3 equity as of December 31, 2012 was in excess of this commitment and, therefore, the Company was not required to record a liability. Subsequently, as of September 30, 2013, the equity was also sufficient such that no liability was recorded with respect to this obligation.
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
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at December 31, 2012 and September 30, 2012. Subsequently in 2013, the general partner began the process of dissolving the two partnerships and settled the clawback liability.  The Company’s proportionate share of these payments was $1.1 million.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment was reduced to $708,000 as of December 31, 2012 as a result of funds already invested to date and was fully funded by September 30, 2013.
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
NOTE 18 - OPERATING SEGMENTS
The Company manages its operations and makes business decisions based on three reportable operating segments, Real Estate, Financial Fund Management and Commercial Finance, and one segment, RSO, which is a consolidated VIE.  Certain other activities are reported in the “All Other” category and "Eliminations" in the tables in order for the information presented about the Company's operating segments to agree to the consolidated balance sheets and statements of operations. Summarized operating segment data are as follows (in thousands):

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidated
Three Months Ended December 31, 2012:
Revenues from external customers	$13,133	$1,371	$—	$—	$14,504	$33,041	$(4,811)	$42,734
Equity in earnings (losses) of unconsolidated entities	21	1,304	(124)	—	1,201	—	—	1,201
Total revenues	13,154	2,675	(124)	—	15,705	33,041	(4,811)	43,935
Segment operating expenses	(7,998)	(1,017)	49	—	(8,966)	(31,722)	12,386	(28,302)
General and administrative expenses	(83)	(578)	—	(1,567)	(2,228)	—	—	(2,228)
Provision for credit losses	(190)	(457)	(4,505)	—	(5,152)	—	—	(5,152)
Depreciation and amortization	(308)	(22)	—	(162)	(492)	—	—	(492)
Interest expense	(212)	—	—	(310)	(522)	—	—	(522)
Other income (expense), net	163	523	—	(46)	640	13,733	(502)	13,871
Gross income attributable to noncontrolling interests (2)	(865)	—	—	—	(865)	(14,668)	—	(15,533)
Income (loss) excluding noncontrolling interest before taxes	$3,661	$1,124	$(4,580)	$(2,085)	$(1,880)	$384	$7,073	$5,577

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total
Three Months Ended December 31, 2011:
Revenues from external customers	$8,060	$5,913	$4,134	$—	$18,107	$25,211	$(4,501)	$38,817
Equity in earnings (losses) of unconsolidated entities	606	666	(715)	—	557	—	—	557
Total revenues	8,666	6,579	3,419	—	18,664	25,211	(4,501)	39,374
Segment operating expenses	(7,192)	(5,804)	(1,963)	—	(14,959)	(24,798)	11,538	(28,219)
General and administrative expenses	(78)	(869)	—	(1,949)	(2,896)	—	—	(2,896)
Loss on sales of leases and loans	—	—	37	—	37	—	—	37
Provision for credit losses	(104)	—	(2,146)	—	(2,250)	—	—	(2,250)
Depreciation and amortization	(323)	(37)	(1,556)	(145)	(2,061)	—	—	(2,061)
Interest expense	(215)	—	(1,691)	(1,068)	(2,974)	—	—	(2,974)
Loss on sales of investment securities	—	41	—	17	58	—	—	58
Gain on sales of subsidiary	—	—	8,749	—	8,749	—	—	8,749
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)	—	—	(2,190)
Other income	117	(54)	—	(135)	(72)	—	(505)	(577)
Gross (income) loss attributable to noncontrolling interests (2)	(25)	—	(224)	—	(249)	(367)	571	(45)
Income (loss) excluding noncontrolling interest before intercompany interest expense and taxes	846	(144)	4,625	(5,470)	(143)	46	7,103	7,006
Interest expense - intercompany	—	—	(29)	29	—	—	—	—
Income (loss) excluding noncontrolling interest and taxes	$846	$(144)	$4,596	$(5,441)	$(143)	$46	$7,103	$7,006

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidated
December 31, 2012	$170,853	$54,248	$11,876	$(76,770)	$160,207	$2,478,251	$(1,694)	$2,636,764
September 30, 2012	$169,649	$60,805	$15,497	$(78,138)	$167,813	$2,322,429	$(1,784)	$2,488,458

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded in (loss) income from operations as computed in accordance with U.S. GAAP and, accordingly, should be deducted to compute (loss) income from operations as reflected in the Company’s consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Geographic information.  There were no revenues generated from the Company's European operations during the three months ended December 31, 2012 and September 30, 2012. Included in segment assets as of December 31, 2012 and September 30, 2012 were $664,000 and $1.5 million, respectively, of European assets.
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
Consolidated VIE - RSO
The Company determined that it was the primary beneficiary of RSO, as it has the power to direct the activities of RSO that most significantly impact RSO’s economic performance, and the obligation to absorb losses/right to receive benefits from RSO that could potentially be significant to RSO. As part of its analysis, the Company evaluated its duties under the terms of the management agreement and the voting rights provided to RSO’s shareholders which include the right to elect the Company’s board of directors and the ability to terminate the management agreement. The Company concluded that the fee to be paid to the Company as the manager in the event of a termination and the Company’s role in managing the operations of RSO resulted in the Company having the power to direct the activities of RSO, as defined in ASC Topic 810. Additionally, the Company prepared a quantitative analysis to measure the management/incentive fees and the Company’s equity ownership position in RSO relative to the anticipated economic performance of RSO. The Company determined its benefits could be significant to RSO and, therefore, concluded that the Company is the primary beneficiary and should consolidate RSO. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse against the assets of the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following reflects the assets and liabilities and operations of RSO, which were consolidated by the Company:

RSO Balance sheet detail:
	December 31, 2012	September 30, 2012
ASSETS	(unaudited)	(unaudited)
Cash and cash equivalents	$85,278	$112,732
Restricted cash	94,112	56,718
Subtotal - Cash and cash equivalents (including restricted cash)	179,390	169,450

Investment securities, trading	24,843	25,804
Investment securities available-for-sale, pledged as collateral, at fair value	195,200	158,106
Investment securities available-for-sale, at fair value	36,390	30,138
Subtotal - Investments, at fair value	256,433	214,048

Loans held for sale	48,894	45,187
Loans, pledged as collateral and net of allowances of $17.7 million and $12.8 million	1,793,780	1,699,798
Loans receivable–related party	8,324	9,116
Subtotal - loans	1,850,998	1,754,101
Eliminations	(1,570)	(1,677)
Subtotal- Loans after eliminations	1,849,428	1,752,424

Investment in real estate	75,386	75,267
Investments in unconsolidated entities	45,413	47,020
Subtotal - Investments in real estate and unconsolidated entities	120,799	122,287
Eliminations	(93)	(76)
Subtotal - Investments in real estate and unconsolidated entities -after eliminations	120,706	122,211

Linked transactions, at fair value	6,835	2,744
Interest receivable	7,763	7,239
Deferred tax asset	2,766	666
Principal paydown receivable	25,570	11
Intangible assets	13,192	17,104
Prepaid expenses	10,396	8,507
Subscription receivable	—	24,213
Other assets	4,109	2,059
Subtotal - other assets	70,631	$62,543
Eliminations	(31)	(31)
Subtotal - other assets after eliminations	70,600	62,512
Total assets (excluding eliminations)	$2,478,251	$2,322,429
LIABILITIES
Borrowings	$1,785,600	$1,670,010

Distribution payable	21,655	20,136
Accrued interest expense	2,918	3,197
Derivatives, at fair value	14,687	16,195
Accrued tax liability	13,641	7,598
Deferred tax liability	8,376	4,353
Accounts payable and other liabilities	18,029	13,449
Subtotal - other liabilities	79,306	64,928
Eliminations	(8,067)	$(6,633)
Subtotal - other liabilities after eliminations	71,239	58,295
Total liabilities (excluding eliminations)	$1,864,906	$1,734,938

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table presents the detail of noncontrolling interests attributable to RSO:

	December 31, 2012	September 30, 2012
	(unaudited)	(unaudited)
Total stockholders equity per RSO balance sheet	$613,345	$587,491
Eliminations	(31,022)	(30,965)
Noncontrolling interests attributable to RSO	$582,323	$556,526

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

RSO Consolidated Income Detail (in thousands)
	Three Months Ended December 31,
	2012	2011
REVENUES	(unaudited)	(unaudited)
Interest income:
Loans	$38,273	$26,035
Securities	3,776	3,507
Interest income − other	1,800	3,877
Total interest income	43,849	33,419
Interest expense	17,332	11,071
Net interest income	26,517	22,348
Rental income	4,821	1,884
Dividend income	18	518
Equity in (losses) earnings of unconsolidated subsidiaries	(1,240)	819
Fee income	1,540	1,930
Net realized gain (loss) on sales of investment securities available-for-sale and loans	1,958	(1,821)
Net realized and unrealized loss on investment securities, trading	(915)	(560)
Unrealized gain and net interest income on linked transactions, net	342	93
Revenues from consolidated VIE - RSO	33,041	25,211

OPERATING EXPENSES
Management fees − related party	5,000	2,400
Equity compensation − related party	1,224	1,127
Professional services	2,138	1,259
Insurance	161	161
Rental operating expense	3,590	1,348
General and administrative	1,057	754
Depreciation and amortization	1,911	1,754
Income tax expense	7,624	7,767
Net impairment losses recognized in earnings	—	2,249
Provision for loan losses	9,017	5,979
Total expenses	31,722	24,798
Reclassification of income tax provision	(7,624)	(7,767)
Expenses of consolidated VIE - RSO	24,098	17,031
Adjusted operating income including reclassification of tax provision	8,943	8,180
OTHER REVENUE (EXPENSE)
Gain on consolidation	2,498	—
Gains on the extinguishment of debt	11,235	—
Other income of consolidated VIE - RSO	13,733	—
Income from continuing operations	22,676	8,180
Income tax provision	7,624	7,767
NET INCOME	15,052	413
Net income allocated to preferred shares	(911)	—
Net income attributable to RSO common shareholders	$14,141	$413

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The table presented below is to provide detail of the summarized RSO cash flow line items included in the consolidated statements of cash flows:

RSO Summarized cash flow information (in thousands):
	Three Months Ended
	December 31,
	2012	2011
Line items included in RSO cash flows - operating section:	(unaudited)	(unaudited)
Net income (1)	$15,052	$413
Line items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	9,017	5,979
Depreciation of investments in real estate and other	574	335
Amortization of intangible assets	1,338	1,419
Amortization of term facilities	247	140
Depreciation on operating leases
Accretion of net discounts on loans held for investment	(7,079)	(4,066)
Accretion of net discounts on securities available-for-sale	(733)	(851)
Amortization of discount on notes of CDOs	1,433	234
Amortization of debt issuance costs on notes of CDOs	1,370	1,012
Amortization of stock-based compensation	1,224	1,127
Amortization of terminated derivative instruments	58	76
Accretion of interest-only available-for-sales securities	(256)	—
Distribution to subordinated debt holder	(1,979)	—
Deferred income tax provision (benefit)	3,644	(399)
Purchase of securities, trading	—	(5,258)
Principal payments on securities, trading	46	316
Net realized and unrealized gain on investment securities, trading	915	581
Net realized (gains) losses on investments	(1,958)	1,800
Gain on early extinguishment of debt	(11,235)	—
Net impairment losses recognized in earnings	—	2,249
Gain on consolidation	(2,498)	—
Linked transactions fair value adjustments	(168)	—
Equity in earnings of unconsolidated subsidiaries	1,240	(819)
Adjust for impact of imputed interest on VIE accounting	1,879	—
Changes in operating assets and liabilities	(26,953)	7,908
Subtotal- consolidated VIE - RSO operating activities (1)	(29,874)	11,783
Change in consolidated VIE - RSO cash for the period	27,454	(14,219)
Subtotal - Change in cash attributable to operations of consolidated VIE - RSO before eliminations	(2,420)	(2,436)
Elimination of intercompany activity	448	383
Subtotal - Change in cash attributable to operations of consolidated VIE - RSO	(1,972)	(2,053)

Non-cash incentive compensation to RAI (1)	654	—
Elimination of intercompany activity	(654)	—
Non-cash incentive compensation to RAI - after eliminations	—	—
Net cash (used in) provided by operating activities (1)	(14,168)	12,196

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

RSO Summarized cash flows information - (Continued) (in thousands)	Three Months Ended
	December 31,
	2012	2011
Line items included in RSO cash flows - investing section:	(unaudited)	(unaudited)
Purchase of loans	(170,811)	(454,156)
Investment in loans - related parties	—	(3,100)
Purchase of securities available-for-sale	(49,125)	(25,750)
Purchase of loans and investments by consolidated VIE - RSO	(219,936)	(483,006)
Principal payments received on loans	213,410	78,223
Principal payments on securities available-for-sale	10,919	2,029
Proceeds from sale of securities available-for-sale	21,933	—
Principal payments received on loans – related parties	792	10,097
Proceeds from sale of loans	33,670	84,232
Principal payments and proceeds from sales received by consolidated VIE - RSO	280,724	174,581
(Increase) decrease in restricted cash	(34,657)	8,680
Line items included in "Other - consolidated VIE - RSO":
Investment in unconsolidated entity	1,199	(4,860)
Proceeds from sale of real estate held-for-sale	—	1,464
Purchase of investments in real estate	—	(970)
Minority interest equity	114	—
Improvements in investments in real estate	(3,026)	—
Investments in real estate assets	—	(689)
Proceeds from sale of real estate	—	(370)
Other investing activity of consolidated VIE - RSO, before eliminations	(1,713)	(5,425)
Elimination of intercompany activity	17	33
Other investing activity of consolidated VIE - RSO	(1,696)	(5,392)
Net cash provided by (used in) investing activities (before eliminations)	24,418	(305,170)
Line items included in RSO cash flows - financing section:
Items included in "Net borrowings (repayments) of debt by consolidated VIE- RSO":
Repurchase agreements	37,301	17,924
Collateralized debt obligations	—	317,244
Collateralized debt obligations	(100,916)	(27,550)
Retirement of debt	(15,515)	—
Subtotal- Net borrowings (repayments) of debt by consolidated VIE - RSO:	(79,130)	307,618
Distributions paid on common stock	(19,819)	(19,157)
Elimination of RAI dividend received	534	631
Distribution paid on RSO common stock, after eliminations	(19,285)	(18,526)
Line items included in "Net proceeds from issuance of equity shares by consolidated VIE - RSO":
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $19 and $11)	22,620	17,462
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,201 and $0)	26,099	—
Subtotal- Net proceeds from issuance of equity shares of consolidated VIE - RSO	48,719	17,462
Line items included in "Other -financing activity of consolidated VIE -RSO":
Payment of debt issuance costs	—	(5,844)
Payment of equity to third party sub-note holders	(1,320)	—
Distributions paid on preferred stock	(520)	—
Proceeds from CDO retained notes	14,366	7,114
Subtotal- Other financing activity of consolidated VIE - RSO:	12,526	1,270
Net cash (used in) provided by financing activities (excluding eliminations)	$(37,704)	$307,193
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,454)	14,219
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,732	28,897
CASH AND CASH EQUIVALENTS AT END OF PERIOD	85,278	43,116
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$17,160	$7,967
Income taxes paid in cash	$2,987	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

1 -Line items included in the RSO cash flow - operating activities.

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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
DECEMBER 31, 2012

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
Consolidated VIEs (RSO is the primary beneficiary)
Based on the analysis by RSO's management, RSO is the primary beneficiary of seven VIEs: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
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
For CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the RSO consolidated statements of income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

RSO has exposure to CDO and CLO losses to the extent of its subordinated debt and preferred equity interests in them. RSO is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the CDO or CLO, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests RSO holds in these CDOs and CLOs have been eliminated, and RSO’s consolidated balance sheet reflects both the assets held and debt issued by the CDOs and CLOs to third parties and any accrued expense to third parties. RSO's operating results and cash flows include the gross amounts related to CDO and CLO assets and liabilities as opposed to RSO's net economic interests in the CDO and CLO entities. Assets and liabilities related to the CDOs and CLOs are disclosed in the aggregate on RSO's consolidated balance sheets.
The creditors of RSO’s seven consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three months ended December 31, 2012 and 2011, RSO has provided financial support of $0 and $210,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.
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

Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on the analysis by RSO's management, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of December 31, 2012. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

LEAF
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO’s investment in LEAF was valued at $33.1 million and $34.0 million as of December 31, 2012 and September 30, 2012, respectively, based on a third-party valuation.
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
RSO records its investments in RCT I and RCT II’s common shares as investments in unconsolidated trusts using the cost method and records dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures for which RSO is the obligor in the amount of $25.8 million for RCT I and $25.8 million for RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the joint venture.
Resource Capital Asset Management CDOs
In February 2011, RSO purchased a company that manages $1.9 billion of bank loan assets through five CLOs. As a result, RSO is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $13.1 million at December 31, 2012. RSO recognized fee income of $1.9 million and $1.5 million for the three months ended December 31, 2012 and 2011, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, RSO determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together RSO has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, as between RSO and the related party, RSO was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I as discussed above in “- Consolidated VIEs (RSO is the primary beneficiary)”.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Real Estate Joint Ventures
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from the Company. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. RSO acquired the membership interests for $2.1 million. The joint venture agreement requires RSO to contribute 3%to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. RSO provided funding of $126,000 and $231,000 for these investments for the three months ended December 31, 2012 and 2011, respectively. Resource Real Estate Management, LLC (“RREM”), an indirect subsidiary of the Company, acts as asset manager of the venture and receives a monthly asset management fee. RSO’s investment in RRE VIP Borrower, LLC at December 31, 2012 and September 30, 2012 was $2.3 million and $3.0 million, respectively. Using the equity method of accounting, RSO recognized equity in earnings related to this investment of $820,000 and $(148,000) for the three months ended December 31, 2012 and 2011, respectively.
On June 19, 2012, RSO entered into a second joint venture with Värde Investment Partners, LP, acting as lender, to purchase two condominium developments. RSO purchased a 7.5% equity interest in the venture. RSO may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RSO’s investment in Värde Investment Partners, LP at December 31, 2012 was $526,000. Using the equity method of accounting, RSO recognized equity in losses related to this investment of $135,000 for the three months ended December 31, 2012.
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
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of December 31, 2012 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Total	Maximum Exposure to Loss (1)

Investment in unconsolidated entities	$33,071	$1,548	$—	$2,264	$526	$37,409	$37,409
Intangible assets	—	—	13,105	—	—	13,105	$13,105
Total assets	33,071	1,548	13,105	2,264	526	50,514

Borrowings	—	50,814	—	—	—	50,814	N/A
Total liabilities	—	50,814	—	—	—	50,814

Net asset (liability)	$33,071	$(49,266)	$13,105	$2,264	$526	$(300)

(1)	RSO's maximum exposure to loss at December 31, 2012 does not exceed the carrying amount of its investment, subject to the LEAF Receivables Funding 3's contingent obligation as described above.

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
DECEMBER 31, 2012

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
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843

September 30, 2012
Structured notes	$9,413	$11,909	$(1,066)	$20,256
RMBS	6,093	746	(1,291)	5,548
Total	$15,506	$12,655	$(2,357)	$25,804
RSO purchased two securities and sold 15 securities during the year ended December 31, 2012, for a net gain of $5.5 million.  RSO also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000.  RSO held 13 investment securities, trading as of December 31, 2012. RSO purchased 27 securities and sold 11 securities during the year ended December 31, 2011, for a realized gain of $8.0 million. RSO held 13 investments securities, trading as of September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	26,479	1,700	(1,127)	27,052
Corporate Bonds	33,767	111	(178)	33,700
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

September 30, 2012
CMBS	$176,343	$3,262	$(18,819)	$160,786
ABS	27,248	1,351	(1,664)	26,935
Corporate Bonds	514	—	(14)	500
Other asset-backed	—	23	—	23
Total	$204,105	$4,636	$(20,497)	$188,244

(1)	As of December 31, 2012 and September 30, 2012, $195.2 million and $158.1 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of RSO’s CMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

September 30, 2012
Less than one year	$44,255	(1)	$45,662	4.68%
Greater than one year and less than five years	103,989		117,739	4.83%
Greater than five years and less than ten years	40,000		40,704	3.50%
Greater than ten years	—		—	—%
Total	$188,244		$204,105	4.51%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from November 2013 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to September 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2014 to February 2022.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	501	(12)	5,961	(1,115)	6,462	(1,127)
Corporate Bonds	18,944	(178)	—	—	18,944	(178)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)

September 30, 2012
CMBS	$30,069	$(182)	$41,196	$(18,637)	$71,265	$(18,819)
ABS	1,878	(21)	6,943	(1,643)	8,821	(1,664)
Corporate Bonds	500	(14)	—	—	500	(14)
Total temporarily impaired securities	$32,447	$(217)	$48,139	$(20,280)	$80,586	$(20,497)
RSO held 19 and 27 CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and September 30, 2012, respectively.  RSO held nine and 11 ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and September 30, 2012, respectively.  RSO had no corporate bond investment securities available-for-sale that have been in a loss position for more than 12 months as of December 31, 2012 and September 30, 2012. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
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
At December 31, 2012 and September 30, 2012, RSO held $170.8 million and $176.9 million, respectively, (net of net unrealized losses of $12.0 million and $15.4 million, respectively), of CMBS recorded at fair value.  To determine fair value, RSO uses dealer quotes which are either provided by RSO's trade or financing counterparties.  As of December 31, 2012 and September 30, 2012, $170.8 million and $176.9 million, respectively, of investment securities available-for-sale were valued using dealer quotes and $0 and $0, respectively, were valued using an internal valuation model.
At December 31, 2012 and September 30, 2012, RSO held $27.1 million and $27.4 million (net of net unrealized losses of $574,000 and $3.3 million), respectively, of ABS recorded at fair value.  To determine their fair value, RSO uses dealer quotes.
At December 31, 2012, RSO held $33.7 million (net of net unrealized losses of $67,000), of corporate bonds recorded at fair value. RSO held no corporate bonds as of December 31, 2011.  To determine their fair value, RSO uses dealer quotes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
RSO did not recognize any other-than-temporary impairment during the three months ended December 31, 2012 or 2011.
During the three months ended December 31, 2012, RSO sold five CMBS positions with a total par of $24.0 million, and recognized a net gain of $460,000. RSO did not sell any CMBS positions during the three months ended December 31, 2011.
During the three months ended December 31, 2012, RSO sold no ABS positions. During the three months ended December 31, 2011, RSO sold six ABS positions with a total par of $8.1 million and recognized a loss of $2.4 million.
During the three months ended December 31, 2012, RSO sold one corporate bond position with a par value of $2.25 million , and recognized a gain of $27,000. During the three months ended December 31, 2012, the company had two corporate bond positions redeemed with a total par of $2.1 million and recognized a gain of $13,000.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in RSO’s investment portfolio.  At December 31, 2012 and September 30, 2012, the aggregate discount due to interest rate changes exceeded the aggregate premium on RSO’s CMBS by approximately $8.0 million and $12.2 million, respectively.  At December 31, 2012 and September 30, 2012, the aggregate discount on RSO’s ABS portfolio was $3.1 million and $3.3 million respectively.  There were no premiums on RSO’s ABS investment portfolio at December 31, 2012. At December 31, 2012, the aggregate premium on RSO’s corporate bond portfolio was $604,000.

F.	Investments real estate - RSO

	As of December 31, 2012		As of September 30, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,179	2	$41,211	2
Office property	10,149	1	10,550	1
Hotel property	25,608	1	25,500	1
Subtotal	77,936		77,261
Less: Accumulated depreciation	(2,550)		(1,994)
Investments in real estate	$75,386		$75,267
No impairment charges were recorded on RSO's investment in real estate during the three months ended December 31, 2012 and 2011.
RSO has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on the new investment in real estate acquired during the three months ended December 31, 2012. Accordingly, RSO's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as RSO completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in the RSO consolidated financial statements retrospectively.
During the third quarter of 2011, RSO accounted for the acquisition of The Heights (formerly Whispertree Apartments) as a business combination in accordance with FASB ASC Topic 805.  In the fourth quarter of 2011, RSO obtained the final appraisal of the property.  Based on the final appraisal, RSO adjusted the value of the land and the value of the building by $3.9 million, respectively, as of the acquisition date.  Accordingly, these adjustments were recognized and are reflected in the RSO consolidated financial statements as of December 31, 2012 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following unaudited pro forma information, after including the acquisition of real properties, is presented below as if the acquisitions occurred on January 1, 2011. The pro forma results for RSO are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the period presented, nor is it indicative of RSO's future results (in thousands):

Description	Three Months Ended December 31, 2011
Total revenue, as reported	$25,211
Pro forma revenue	$29,156
Net income, reported	$413
Pro forma net income	$444
These amounts have been calculated after adjusting the results of the acquired properties to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to RSO's investments in real estate had been applied from January 1, 2011.

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2012
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

September 30, 2012
Bank loans (3)	$1,138,867	$(20,870)	$1,117,997
Commercial real estate loans:
Whole loans	557,416	(1,760)	555,656
B notes	16,479	(122)	16,357
Mezzanine loans	67,792	30	67,822
Total commercial real estate loans	641,687	(1,852)	639,835
Subtotal loans before allowances	1,780,554	(22,722)	1,757,832
Allowance for loan loss	(12,847)	—	(12,847)
Total	$1,767,707	$(22,722)	$1,744,985

(1)
Amounts include deferred amendment fees of $450,000 and $400,000 and deferred upfront fees of $334,000 and $360,000 being amortized over the life of the bank loans as of December 31, 2012 and September 30, 2012, respectively.  Amounts include loan origination fees of $1.9 million and $1.6 million and loan extension fees of $214,000 and $98,000 being amortized over the life of the commercial real estate loans as of December 31, 2012 and September 30, 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2012 and September 30, 2012, respectively.

(3)	Amounts include $14.9 million and $11.2 million of bank loans held for sale at December 31, 2012 and September 30, 2012, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

At December 31, 2012 and September 30, 2012, approximately 47.7% and 45.6%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.9% and 8.9%, respectively, in Arizona; approximately 11.1% and 8.2%, respectively, in Texas, and approximately 3.3% and 4.6%, respectively, in Florida.  At December 31, 2012 and September 30, 2012, approximately 13.2% and 13.9%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At December 31, 2012, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three-month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August, 2013 to January, 2021. At September 30, 2012, RSO’s bank loan portfolio consisted of $1.1 billion (net of allowance of $5.1 million) of floating rate loans, which bear interest ranging between three month LIBOR plus 1.4%, and three month LIBOR plus 9.0% with maturity dates ranging from December 2012 to March 2020.
The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	December 31, 2012	September 30, 2012
Less than one year	$10,028	$15,887
Greater than one year and less than five years	821,568	728,928
Five years or greater	361,718	373,182
	$1,193,314	$1,117,997
The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2012
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

September 30, 2012
Whole loans, floating rate (1) (4) (5)	36	$555,656	LIBOR plus 2.00% to LIBOR plus 5.75%	November 2012 to February 2019
Whole loans, fixed rate	0	—	—%
B notes, fixed rate	1	16,357	8.68%	April 2016
Mezzanine loans, floating rate	2	15,842	LIBOR plus 2.50% to LIBOR plus 7.45%	December 2012 to August 2013
Mezzanine loans, fixed rate (7)	3	51,980	0.50% to 18.72%	September 2014 to September 2019
Total (2)	42	$639,835

(1)
Whole loans had $8.9 million and $10.1 million in unfunded loan commitments as of December 31, 2012 and September 30, 2012, respectively.  These commitments are funded as the borrowers require additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $8.0 million and $7.7 million as of December 31, 2012 and September 30, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012 and September 30, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

(5)	Floating rate whole loans include a $1.0 million and $800,000 preferred equity tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2012 and September 30, 2012, respectively.

(6)	Amount includes $34.0 million from two whole loans that are classified as loans held for sale at December 31, 2012.

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
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2012:
B notes	$206	1.17%
Mezzanine loans	860	4.85%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691

September 30, 2012
B notes	$207	1.61%
Mezzanine loans	858	6.67%
Whole loans	6,648	51.76%
Bank loans	5,134	39.96%
Total	$12,847
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

As of September 30, 2012, RSO had recorded an allowance for loan losses of $12.8 million consisting of a $5.1 million allowance on RSO’s bank loan portfolio and a $7.7 million allowance on RSO’s commercial real estate portfolio as a result of the impairment of three bank loan and two commercial real estate loans as well as the maintenance of a general reserve with respect to these portfolios.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

H.	Investments in unconsolidated entities - RSO
RSO has an investment in LEAF for which it recorded losses of $1.0 million for the three months ended December 31, 2012, which was recorded in equity in earnings of unconsolidated subsidiaries on the RSO consolidated statements of income.  No such loss was recorded at December 31, 2011. RSO’s investment in LEAF was valued at $33.1 million as of December 31, 2012.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, Resource Capital Trust I (“RCT I”) and RCC Trust II (“RCT II”).  RSO completed a qualitative analysis to determine whether or not it is the primary beneficiary of each of the trusts.  RSO does not have the power to direct the activities of either trust, nor does it have the obligation to absorb losses or the right to receive benefits that could potentially be significant to these trusts.  Therefore, RSO is not deemed to be the primary beneficiary of either trust and they are not consolidated into RSO’s consolidated financial statements.  RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended December 31, 2012 and 2011, RSO recognized $0.6 million and $.3 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $47,000 and $44,000, respectively, of amortization of deferred debt issuance costs.  RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds RSO's interests in a real estate joint venture) from the Company at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  RSO acquired the membership interests for $2.1 million. The agreement requires RSO to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended December 31, 2012 and 2011, RSO paid RREM management fees of $10,000 and $14,000, respectively. For the three months ended December 31, 2012 and 2011, RSO recorded a loss of $248,000 and a gain of $820,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the RSO consolidated statements of income. The investment balance of $2.3 million and $3.0 million at December 31, 2012 and September 30, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. RSO incurred fees payable to RREM of $29,000 during the three months ended December 31, 2012. For the three months ended December 31, 2011, RSO recorded losses of $135,000, which were recorded in equity in earnings of unconsolidated subsidiaries on the RSO consolidated statements of income. The investment balance of $526,000 at December 31, 2012 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method. RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Lease Receivables	Loans Receivable-Related Party	Total
Three Months Ended December 31, 2012:
Allowance for losses at October 1, 2012	$7,713	$5,134	$—	$—	$12,847
Provision for loan loss	384	8,633	—	—	9,017
Loans charged-off	(111)	(3,892)	—	—	(4,003)
Recoveries	—	—	—	—	—
Noncontrolling interest eliminated in consolidation	—	(170)	—	—	(170)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$—	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751

Three Months Ended December 31, 2011:
Allowance for losses at October 1, 2011	$25,112	$3,502	$—	$—	$28,614
Provision for loan loss	855	5,124	—	—	5,979
Loans charged-off	(1,746)	(5,329)	—	—	(7,075)
Recoveries	—	—	—	—	—
Allowance for losses at December 31, 2011	$24,221	$3,297	$—	$—	$27,518
Ending balance:
Individually evaluated for impairment	$17,065	$1,593	$—	$—	$18,658
Collectively evaluated for impairment	$7,156	$1,704	$—	$—	$8,860
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$113,038	$2,693	$—	$9,497	$125,228
Collectively evaluated for impairment	$515,944	$1,171,060	$—	$—	$1,687,004
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2012:
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314

As of September 30, 2012:
Bank loans	$1,035,703	$12,572	$45,003	$9,877	$3,655	$11,187	$1,117,997
All of RSO’s bank loans are performing with the exception of five loans with an amortized cost of $5.4 million as of December 31, 2012, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, which includes a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I, and one of which defaulted on December 31, 2011. As of September 30, 2012, all of RSO's bank loans are performing with the exception of three loans, two which defaulted on March 31, 2012 and one which defaulted on December 31, 2011 with a carrying amount of $1.5 million.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2012:
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051

As of September 30, 2012
Whole loans	$415,782	$7,000	$98,874	$—	$34,000	$555,656
B notes	16,357	—	—	—	—	16,357
Mezzanine loans	23,322	—	44,500	—	—	67,822
	$455,461	$7,000	$143,374	$—	$34,000	$639,835
All of RSO’s commercial real estate loans were performing as of December 31, 2012 and September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

September 30, 2012
Whole loans	$—	$—	$—	$—	$555,656	$555,656	$—
B notes	—	—	—	—	16,357	16,357	—
Mezzanine loans	—	—	—	—	67,822	67,822	—
Bank loans	—	—	3,655	3,655	1,114,342	1,117,997	—
Loans receivable- related party	—	—	—	—	9,116	9,116	—
Total loans	$—	$—	$3,655	$3,655	$1,763,293	$1,766,948	$—
Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$906
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	—	—	—	—	—
Loans receivable - related party	6,754	6,754	—	—	203
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$191
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$1,097
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	203
	$189,249	$189,249	$(5,378)	$175,330	$1,667

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
September 30, 2012:
Loans without a specific valuation allowance:
Whole loans	$145,927	$145,927	$—	$145,540	$2,530
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	—	—	—	—	—
Loans receivable - related party	7,439	7,439	—	—	648
Loans with a specific valuation allowance:
Whole loans	$22,869	$22,869	$(1,869)	$22,394	$610
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	3,655	3,655	(2,131)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$168,796	$168,796	$(1,869)	$167,934	$3,140
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	3,655	3,655	(2,131)	—	—
Loans receivable - related party	7,439	7,439	—	—	648
	$179,890	$179,890	$(4,000)	$167,934	$3,788
Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended December 31, 2012:
Whole loans (1)	1	$7,000	$7,000
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party (2)	—	—	—
Total loans	1	$7,000	$7,000

Three Months Ended December 31, 2011:
Whole loans	—	$—	$—
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	—	—	—
Total loans	—	$—	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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

As of December 31, 2012 and September 30, 2012, RSO had no troubled-debt restructurings that subsequently defaulted.

J.	Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of Resource Capital Asset Management ("RCAM") in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of preferred equity of one of the RCAM CDOs. As a result of this transaction and consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CDO, which was recorded in gain/(loss) on consolidation in the consolidated statement of income. Due to a 2013 event whereby a second CLO liquidated, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the RSO consolidated statements of income. RSO expects to record amortization expense on intangible assets of approximately $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.7 years and 9.0 years at December 31, 2012 and September 30, 2012, respectively and the accumulated amortization was $10.5 million and $6.6 million at December 31, 2012 and 2011, respectively.
The following table summarizes intangible assets at December 31, 2012 and September 30, 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
December, 2012
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192

September 30, 2012
Investment in RCAM	$21,213	$(4,213)	$17,000
Investments in real estate:
In-place leases	2,461	(2,363)	98
Above (below) market leases	29	(23)	6
	2,490	(2,386)	104
Total intangible assets	$23,703	$(6,599)	$17,104

For the three months ended December 31, 2012 and 2011, RSO recognized $1.8 million and $1.9 million and of fee income related to the investment in RCAM.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

K.	Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at December 31, 2012 and September 30, 2012 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (11)	20,047	15.27%	8.8 years	—
Whitney CLO I (10)	171,555	1.82%	4.2 years	191,704
Whitney Securitized Borrowings(11)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable (9)	13,600	4.17%	5.6 years	18,100
Total(12)	$1,785,600	1.62%	12.5 years	$2,089,296

September 30, 2012
RREF CDO 2006-1 Senior Notes (1)	$145,594	1.42%	33.9 years	$244,185
RREF CDO 2007-1 Senior Notes (2)	263,977	0.83%	34.0 years	377,736
Apidos CDO I Senior Notes (3)	231,313	1.14%	4.8 years	245,835
Apidos CDO III Senior Notes (4)	244,082	0.87%	7.7 years	254,537
Apidos Cinco CDO Senior Notes (5)	320,402	0.94%	7.6 years	342,406
Apidos CLO VIII Senior Notes (6)	299,746	2.28%	9.1 years	349,857
Apidos CLO VIII Securitized Borrowings (11)	24,725	—%	9.1 years	—
Unsecured Junior Subordinated Debentures (7)	50,767	4.40%	23.9 years	—
Repurchase Agreements (8)	75,804	2.02%	18 days	97,115
Mortgage Payable (9)	13,600	4.17%	5.8 years	18,100
Total	$1,670,010	1.43%	14.0 years	$1,929,771

(1)
Amount represents principal outstanding of $146.4 million and $146.4 million less unamortized issuance costs of $728,000 and $835,000 as of December 31, 2012 and September 30, 2012, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $227.4 million and $265.8 million less unamortized issuance costs of $1.4 million and $1.8 million as of December 31, 2012 and September 30, 2012, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $203.2 million and $231.8 million less unamortized issuance costs of $274,000 and $439,000 as of December 31, 2012 and September 30, 2012, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $222.0 million and $244.9 million less unamortized issuance costs of $659,000 and $834,000 as of December 31, 2012 and September 30, 2012, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.5 million and $1.6 million as of December 31, 2012 and September 30, 2012, respectively.  This CDO transaction closed in May 2007.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.7 million and $5.1 million, and less unamortized discounts of $11.9 million and $12.8 million as of December 31, 2012 and September 30, 2012, respectively.  This CDO transaction closed in October 2011.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $47.5 million and $47.4 million less unamortized deferred debt costs of $23,000 and $91,000 and accrued interest costs of $37,000 and $31,000 related to CMBS repurchase facilities as of December 31, 2012 and September 30, 2012, respectively, and principal outstanding of $59.1 million and $28.9 million less unamortized deferred debt costs of $348,000 and $479,000 accrued interest costs of $79,000 and $57,000 related to CRE repurchase facilities as of December 31, 2012 and September 30, 2012, respectively.

(9)
Amount represents principal outstanding of $13.6 million and $13.6 million less unamortized real estate financing costs of $0 and $0 as of December 31, 2012 and September 30, 2012, respectively.  This real estate transaction closed in August 2011.

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
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $14.5 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.81% and 0.83% at December 31, 2012 and September 30, 2012, respectively.
During the three months ended December 31, 2012, RSO repurchased $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 58% to par, resulting in an $11.2 million gain reported as a gain on the extinguishment of debt in the RSO consolidated statements of income. During the three months ended December 31, 2011, RSO did not repurchase any notes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of RSO’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.42% and 1.42% at December 31, 2012 and September 30, 2012, respectively.
During the three months ended December 31, 2012 and 2011, RSO did not repurchase any notes.
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
DECEMBER 31, 2012

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
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.50%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.00%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.50%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.50%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.10% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.50%. All of the notes issued mature on October 17, 2021, although RSO has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.16% and 2.28% at December 31, 2012 and September 30, 2012, respectively.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.82% and 0.94% at December 31, 2012 and September 30, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
The senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.87% at December 31, 2012 and September 30, 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $40.5 million of Class A-1 notes have been paid down.
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
The senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.251%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.07% and 1.14% and at December 31, 2012 and September 30, 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2012, $116.3 million of Class A-1 Notes have been paid down.
During the three months ended December 31, 2012 and 2011, RSO did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at September 30, 2012, were $381,000 and $400,000, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.  The rates for RCT I and RCT II, at September 30, 2012, were 4.41% and 4.40%, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Repurchase and Credit Facilities
CMBS - Term Repurchase Facility
In February 2011, RSO's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RSO Companies"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the Facility, from time to time, the parties may enter into transactions in which the RSO Companies and Wells Fargo agree to transfer from the RSO Companies to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RSO Companies, with a simultaneous agreement by Wells Fargo to transfer back to the RSO Companies such Assets at a date certain or on demand, against the transfer of funds from the RSO Companies to Wells Fargo.  The maximum amount of the 2011 Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month London Interbank Offered Rate (LIBOR) plus 1.29% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, RSO exercised the option to extend the CMBS Term Repurchase 2011 Facility for a period of one year. The RSO Companies may enter into interest rate swaps and cap agreements to mitigate interest rate risk under the 2011 Facility.
The 2011 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RSO Companies to repay the purchase price for purchased assets.
 The 2011 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the RSO Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of RSO; and (c) any other obligations of the RSO Companies with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2012.
At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.32%, or 1.53%.  At September 30, 2012, RCC Real Estate had borrowed $60.7 million (net of $91,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At September 30, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $73.5 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.56%. At December 31, 2012, RSO had repurchase agreements of $20.4 million that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table shows information about the amount at risk under the 2011 Facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2012:
Wells Fargo Bank, National Association.	$10,722	18	1.53%

September 30, 2012
Wells Fargo Bank, National Association.	$11,833	18	1.56%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
CRE - Term Repurchase Facility
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Bank, National Association (the "2012 Facility") to finance the origination of commercial real estate loans.  The facility has a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  RSO paid an origination fee of 37.5 basis points (0.375%).  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%. RCC Real Estate had $28.4 million (net of $479,000 of deferred debt issuance costs) of borrowings under the 2012 Facility as of September 30, 2012.
The 2012 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RSO Companies to repay the purchase price for purchased assets.
 The 2012 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the RSO Companies to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), the registrant agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Companies to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RSO Companies with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2012.

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
DECEMBER 31, 2012

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
Short-Term Repurchase Agreements
On March 8, 2005, RSO entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  RSO had no borrowings under this facility as of September 30, 2012.
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
On February 14, 2012, RSO entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.  RSO had no borrowings under this facility as of September 30, 2012.
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

On November 6, 2012, RSO entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.  RSO had no borrowings under this facility as of September 30, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Revolving Credit Facility
On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with TBBK.  The facility provided bridge financing for up to five business days, which enabled RSO and RCC Real Estate to fund real estate loans to third parties prior to their sale to RSO’s CRE CDOs.   This facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and TBBK entered into on July 7, 2011. The facility was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate.  The facility was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1, which are owned by RCC Real Estate. RSO had no borrowings under this revolving credit facility as of December 31, 2012 and 2011. The note became due and payable on June 30, 2012 and was terminated.
Mortgage Payable
On August 1, 2011, RSO, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, RSO entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of December 31, 2012 and September 30, 2012 the borrowing rate was 4.17% and 4.17%, respectively.

L.    Related party transactions - RSO
Relationship with LEAF. LEAF originates and manages equipment leases and notes on behalf of RSO.
On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided an $8.0 million credit facility to LEAF II, of which all $8.0 million has been funded.  The credit facility had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II Receivables Funding, LLC, including its entire ownership interest in LEAF II.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan amount outstanding at December 31, 2012 and September 30, 2012 was $6.8 million and 7.4 million, respectively.
Relationship with CVC Credit Partners. CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in RCAM (formerly known as Churchill Pacific Asset Management LLC) from Churchill Financial Holdings LLC for $22.5 million.  Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five Collateralized Loan Obligation issuers (“CLO”) holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2012 and 2011, CVC Credit Partners earned subordinated fees of $800,000 and $1.0 million, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

Relationship with Resource Real Estate. Resource Real Estate, a subsidiary of the Company, originates, finances and manages RSO’s commercial real estate loan portfolio, including whole loans, A notes, B notes, mezzanine loans, and investments in real estate.  RSO reimburses Resource Real Estate for loan origination costs associated with all loans originated.
On August 9, 2006, RSO, through its subsidiary, RCC Real Estate, originated a loan to Lynnfield Place, a multi-family apartment property, in the amount of $22.4 million. The loan was then purchased by RREF CDO 2006-1. The loan, which matures on May 9, 2018, carries an interest rate of LIBOR plus a spread of 3.50% with a LIBOR floor of 2.50%. On June 14, 2011, RCC Real Estate converted this loan, collateralized by a multi-family building, to equity. The loan was kept outstanding and continues to be used as collateral in RREF CDO 2006-1. RREM was appointed as the asset manager as of August 1, 2011. RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and/or entitlements and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.
With respect to the joint venture, which is structured as a credit facility with Värde Investment Partners, LP, RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1.0% of the combined investment calculated as of the last calendar day of the month. For the three months ended December 31, 2012 and 2011, RSO paid RREM management fees of $10,000 and $14,000, respectively. For the three months ended December 31, 2012 and 2011, RSO recorded a loss of $248,000 and a gain of $820,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the RSO consolidated statements of income. The investment balance of $2.3 million and $3.0 million at December 31, 2012 and September 30, 2012, respectively is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
On June 21, 2011, RSO entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  RSO purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   RSO received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  RSO holds a $1.2 million preferred equity investment in SLH Partners as of December 31, 2012.
Relationship with TBBK.  Walter Beach, a director of TBBK since 1999, has also served as a director of RSO since March 2005. On March 14, 2011, RSO paid TBBK a loan commitment fee in the amount of $31,500 in connection with TBBK’s commitment to establish a credit facility for the benefit of RSO.  On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with TBBK.  The facility provided bridge financing for up to five business days, which enabled RSO and RCC Real Estate to fund real estate loans to third parties prior to their sale to RSO’s CRE CDOs.  The facility was evidenced by a Revolving Judgment Note and Security Agreement by and among the borrowers and Bancorp and was secured by a pledge of $32.9 million of the Class A-1 notes of RREF CDO 2006-1 and was owned by RCC Real Estate.  The note matured on June 30, 2012.  There were no outstanding borrowings as of December 31, 2012 or September 30, 2012.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended December 31, 2012 and 2011, RSO paid Ledgewood $161,000 and $21,000, respectively, in connection with legal services rendered to RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
RSO reports its investment securities, trading at fair value, which is based on a dealer quotes or bids which are validated using an income approach utilizing appropriate prepayment, default and recovery rates as well as an independent third-party valuation.  Any changes in fair value are recorded on RSO’s results of operations as net unrealized gain on investment securities, trading.
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
DECEMBER 31, 2012

The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - Linked Transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	$—	$610	$14,077	$14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

September 30, 2012
Assets:
Investment securities, trading	$—	$—	$25,804	$25,804
Investment securities available-for-sale	—	178,631	25,750	204,381
CMBS - Linked Transactions	—	—	—	—
Total assets at fair value	$—	$178,631	$51,554	$230,185

Liabilities:
Derivatives (net)	$—	$669	$15,526	$16,195
Total liabilities at fair value	$—	$669	$15,526	$16,195
The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, October 1, 2012	$51,554
Total gains or losses (realized/unrealized)- included in earnings	(608)
Sales	(2,451)
Paydowns	(806)
Unrealized gains -included in accumulated other comprehensive income	2,078
Transfers from level 2	66,381
Ending balance, December 31, 2012	$116,148

Level 3
Beginning balance, January 1, 2012	$58,508
Total gains or losses (realized/unrealized):
Included in earnings	14,713
Purchases	8,341
Sales	(35,181)
Paydowns	(1,206)
Unrealized losses – included in accumulated other comprehensive income	6,379
Ending Balance, September 30, 2012	$51,554

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2012	$12,000
Unrealized losses – included in accumulated other comprehensive income	3,526
Balance, September 30, 2012	15,526
Unrealized losses – included in accumulated other comprehensive income	(1,449)
Ending balance, December 31, 2012	$14,077
There were no losses included in earnings due to other-than-temporary impairment charges during the three months ended December 31, 2012 or 2011.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  RSO recognizes interest on loans held for sale is recognized according to the contractual terms of the loan and includes it in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three months ended December 31, 2012 and 2011 was $2.2 million and $5.4 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

September 30, 2012:
Assets:
Loans held for sale	$—	$11,187	$34,000	$45,187
Impaired loans	—	1,434	21,000	22,434
Total assets at fair value	$—	$12,621	$55,000	$67,621
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
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the RSO consolidated balance sheet.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
CDO notes are valued using dealer quotes, typically the dealer who underwrote the CDO in which the notes are held.
Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets.
The fair values of RSO's remaining financial instruments that are not reported at fair value on the RSO consolidated balance sheet are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	8,324	8,324	—	—	8,324
CDO notes	1,614,883	1,405,124	—	1,405,124	—
Junior subordinated notes	50,814	17,308	—	—	17,308

September 30, 2012:
Loans held-for-investment	$1,699,798	$1,746,421	$—	$1,113,128	$633,293
Loans receivable-related party	9,116	9,116	—	—	9,116
CDO notes	1,505,114	1,235,358	—	1,235,358	—
Junior subordinated notes	50,767	17,261	—	—	17,261
RAI - Other VIEs
Consolidated VIE - Real estate property
The following table reflects the assets and liabilities of a real estate VIE which was included in the Company’s consolidated balance sheets (in thousands):

September 30, 2012
Cash and property and equipment, net	$727
Accrued expenses and other liabilities	189
In November 2012, the property underlying the loan was sold for a gain of $831,000 of which $793,000 was attributable to noncontrolling interests; as such, the Company no longer consolidates this real estate VIE.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

VIEs not consolidated
The Company’s investments in RRE Opportunity REIT, and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from managed entities and related parties, net on the consolidated balance sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2012.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2012 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT	$—	$1,792	$1,792
Ischus entities	237	—	237
Trapeza entities	—	912	912
	$237	$2,704	$2,941

(1)	Exclusive of expense reimbursements due to the Company.
NOTE 20 – SUBSEQUENT EVENTS
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
In April 2013, RSO entered into another stock purchase agreement with LEAF to purchase shares of newly issued Series E Preferred Stock for $3.3 million. The Series E Preferred Stock has priority over the other classes of preferred stock.
On April 2, 2013, RCC Real Estate, a subsidiary of RSO, entered into an amendment of its existing commercial real estate credit facility with Wells Fargo Bank, N.A. The amendment increases the size of the facility to $250 million and extends the current term of the facility to February of 2015 and provides two additional one year extension options at RSO’s discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
On July 19, 2013, an indirect wholly-owned subsidiary of RSO entered into a $200 million Master Repurchase Agreement with Deutsche Bank AG to be used to finance RSO’s core commercial real estate lending business. The financing facility matures initially on July 19, 2014, with the right to extend an additional two years to July 16, 2016.
On October 30, 2013, RSO issued a total of $115.0 million aggregate principal amount of RSO's 6% Convertible Senior Notes due 2018, for total net proceeds to RSO of approximately $111.1 million after deduction of underwriting discounts and commissions and estimated offering expenses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2012

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
Overview
On September 19, 2013, the Audit Committee of our Board of Directors concluded that it was necessary to restate the audited financial statements set forth in our Annual Report on Form 10-K for the year ended September 30, 2012 and the unaudited financial statements in our Quarterly Reports on Form 10-Q for each of the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013 to consolidate Resource Capital Corp. (NYSE: RSO), referred to in this report as RSO, which we previously treated as an unconsolidated variable interest entity. The impact of the consolidation is significant to the presentation of our financial statements but is not material to our financial condition or results of operations. See Note 2, “Restatement,” and Note 19, “Variable Interest Entities” of the notes to our consolidated financial statements in Item 1 of this report.
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
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligations, or CDOs and CLOs, respectively. In addition, on April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received $25.0 million in cash before transaction costs and partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC. Additionally, we retained a preferred equity interest in Apidos, which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale during fiscal 2012. Through our new joint venture, we closed Apidos CLO IX ($409.8 million of par value) in July 2012, Apidos CLO X ($450.0 million of par value) in November 2012 and Apidos CLO XI ($400.0 million of par value) in January 2013. For fiscal 2013, we expect to continue to focus on managing our existing assets as well as to continue to expand our CLO business through our joint venture.
We currently account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $4.5 million during the three months ended December 31, 2012 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
We recorded a consolidated net loss attributable to common shareholders of $1.5 million for the three months ended December 31, 2012 primarily due to the provision for credit loss on receivables from our commercial finance investment funds.

Back to Index

Back to Index

Presentation of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.
Our financial statements have been prepared to consolidate the financial statements of RSO. Our operating segments manage assets on behalf of RSO and the compensation we earn under the terms of our management agreement with RSO is allocated across our operating segments in proportion to the management services each segment provides to RSO. The impact of consolidation is significant to the presentation of our financial statements, but not to our financial condition or results of operations. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse to us. Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our ownership position (2.54% of RSO's outstanding common stock at December 31, 2012). The operating results and the discussion that follows the description of each of our operating segments is presented before the consolidation of RSO to appropriately reflect the manner in which we conduct our operations. Management believes that excluding the fees earned by us under the terms of the management agreement with RSO that are eliminated upon consolidation may impact a reader’s analysis and understanding of our operating results.

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

Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, tenant-in-common, or TIC, property interest programs, two real estate investment trusts, or REITs, and other investment funds. All of our operating segments manage assets on behalf of RSO. The following table sets forth the number of entities we manage by operating segment:

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

Back to Index

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

Revenues
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended December 31,
	2012	2011
	(Restated)	(Restated)
Fund management revenues (1)	$7,228	$8,449
Finance and rental revenues (2)	3,333	6,099
RSO management fees (3)	4,659	3,689
Gains on resolution of loans (4)	—	60
Other revenues (5)	485	367
	15,705	18,664
Revenues from consolidated VIE - RSO	33,041	25,211
Elimination of consolidated VIE revenues attributed to operating segments	(4,811)	(4,501)
	$43,935	$39,374

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

(3)
Reflects the various management fees that are received by our operating segments acquiring, managing and financing the assets of RSO. These fees are eliminated in reporting the consolidated results of operations.

(4)	Includes the resolution of loans we hold in our real estate segment.

(5)	Includes gains (losses) on trading securities. For periods prior to November 2011, primarily includes insurance fees, documentation fees and other charges earned by our commercial finance operations.
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

Back to Index

Back to Index

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
These increases were offset, in part, by:

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
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of five limited partnerships, two of which own the equity interests of two Trapeza CDO issuers. The general partners have repurchased substantially all of the remaining limited partnership interests in two of the Trapeza entities which we are in the process of dissolving. Additionally, we hold limited partnership interests in each of the three other limited partnerships.
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
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended December 31,
	2012	2011
Revenues:(1)
Equity in losses of investment entities	$(119)	$(150)
Equity in losses of LEAF	(5)	(565)
	(124)	(715)
Other:
Finance revenues	—	3,767
Other fees	—	367
	$(124)	$3,419
Costs and expenses:
General and administrative expenses - wages and benefit costs	$57	$1,875
General and administrative expenses - other	(106)	740
Less: deferred initial direct costs and fees	—	(652)
	$(49)	$1,963

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
The following summarizes the operating activities of RSO for the three months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	2011
Interest income	$43,849	$33,419
Interest expense	17,332	11,071
Net interest income	26,517	22,348
Other revenues	6,524	2,863
Total revenue	33,041	25,211
Operating expenses	31,722	24,798
Net operating income	1,319	413
Other revenue (1)	13,733	—
Net income	$15,052	$413
______________
(1) Included in other income for the three months ended December 31, 2012 is a $1.2 million gain on the extinguishment of debt.

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
Three Months Ended December 31, 2012 as Compared to Three Months Ended December 31, 2011. General and administrative costs were $2.2 million for the three months ended December 31, 2012, a decrease of $668,000 (23%) as compared to $2.9 million for the three months ended December 31, 2011. We reduced our professional fees, primarily legal and accounting services, by $312,000. In addition, wages and benefits decreased by $304,000, primarily due to a $196,000 reduction in amortization expense related to stock-based compensation awards.
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

Back to Index

Back to Index

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
Other operating segments include depreciation of $256,000 and $237,000 on our real estate property investments and $236,000 and $268,000 on property and equipment for the three months ended December 31, 2012 and 2011, respectively.
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

	Three Months Ended December 31,
	2012	2011
Corporate	$310	$1,068
Real estate	212	215
Commercial finance	—	1,691
	$522	$2,974
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended December 31,
	2012	2011
Corporate facilities
Senior Notes: (1)
Average borrowings	$10.0	$15.5
Average interest rates	9.5%	11.4%

Secured credit facilities (and TD Bank term note in fiscal 2012):
Average borrowings	$—	$6.2
Average interest rates	—%	6.0%

Commercial finance (transferred and/or terminated facilities) (2)
Secured credit facilities:
Average borrowings	$—	$68.8
Average interest rates	—%	4.2%

Term securitizations:
Average borrowings	$—	$112.8
Average interest rates	—%	4.2%

Back to Index

Back to Index

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
Net Income Attributable to Noncontrolling Interests - RSO
Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our ownership interest (2.5% as of December 31, 2012). The remaining difference of RSO's net income (loss) is attributed to noncontrolling interests-RSO. For the three months ended December 31, 2012 and 2011, non-controlling interests expense attributable to RSO was $14.7 million and $367,000, respectively.
Net (Income) Loss Attributable to Noncontrolling Interests - RAI
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF in November 2011, we no longer record commercial finance noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended
	December 31,
	2012	2011
	(Restated)	(Restated)
Real estate:
Related-party interest in our hotel property(1)	$(71)	$(25)
Outside interests in a commercial property, net of tax of $278 and $0(2)	(516)	—

Commercial finance:
Stock-based compensation(3)	—	218
	$(587)	$193

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.

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

Back to Index

Back to Index

Income Taxes - RAI
Three Months Ended December 31, 2012 as Compared to Three Months Ended December 31, 2011.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes, excluding RSO) was a benefit of 22% for the three months ended December 31, 2012 as compared to a provision of 21% for the three months ended December 31, 2011.  Our effective income tax rate without discrete tax items would have been 47% for the three months ended December 31, 2012.  We project our effective tax rate to be between 44% and 47% for fiscal 2013. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
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
Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity and capital of our consolidated VIE - RSO as we do not have access to or the ability utilize RSO's assets nor do we have any obligation or recourse with respect to any of its liabilities or borrowings.
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
Disposition of Non-core Assets. Our legacy portfolio at December 31, 2012 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that any dispositions will occur or as to the timing or amounts we may realize from any such dispositions.
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
Our Senior Notes limited the amount of cash dividends to $0.03 per share unless our basic earnings per common share from continuing operations from the preceding fiscal quarter exceeded $0.25 per share. In September 2013, we obtained approval from the holders of the Senior Notes to remove all limitations on our ability to declare and pay quarterly cash dividends. The determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on the various factors affecting our financial condition and other matters the board of directors deems relevant.

Back to Index

Back to Index

Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at December 31, 2012 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,473	$186	$409	$464	$9,414

Recourse to the Company:
Other debt (1)	10,305	305	10,000	—	—
Capital lease obligations (1)	262	262	—	—	—
	10,567	567	10,000	—	—

Operating lease obligations	17,036	1,910	4,052	4,034	7,040
Other long-term liabilities	8,756	1,349	1,609	1,486	4,312
Total contractual obligations	$46,832	$4,012	$16,070	$5,984	$20,766

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2012; less than 1 year: $1.6 million; 1-3 years: $2.4 million; 4-5 years: $1.3 million; and after 5 years: $2.1 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	958	958	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,761	$1,761	$—	$—	$—
LEAF Valuation Commitment. In conjunction with the third-party equity investment in LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that equity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days of December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall. As of December 31, 2012, the value of the equity of the entity was in excess of the commitment and, therefore, we were not required to record a liability with respect to this obligation.
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
Clawback Liability. Two financial fund management investment partnerships that have incentive distributions, also known as carried interest, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at December 31, 2012 and September 30, 2012. Subsequently in 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback liability.  Our proportionate share of these payments was $1.1 million.
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

Variable Interest Entities (Restated)
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
The financial statements for the three months December 31, 2012 and 2011 and as of September 30, 2012 and December 31, 2012 reflect the consolidation of RSO. Also consolidated at December 31, 2011 was a real estate VIE in which we held a mezzanine loan. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved.
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
All other debt as of December 31, 2012 was at fixed rates of interest and are, therefore, not subject to interest rate fluctuation.
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
Changes in Internal Control Over Financial Reporting
We are in the process of implementing new procedures to strengthen our internal control over financial reporting. Other than these changes, as discussed below, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weakness
As described in Item 9A of our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2012, management identified various remedial steps to be implemented with respect to the material weakness in internal control over financial reporting.  We designed our remediation efforts to address the material weakness identified by management in connection with the valuation of two of our legacy real estate investments and to strengthen our internal control over financial reporting.
As of September 30, 2013, we have taken steps to address the material weakness and to improve our internal control over financial reporting with respect to the valuation of certain assets, as follows:

•	analyzed and confirmed the accuracy of any significant changes in the methods and assumptions used in valuing our legacy real estate portfolio; and

Back to Index

Back to Index

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

Back to Index

Back to Index

PART II. OTHER INFORMATION
ITEM 1A.    RISK FACTORS
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2012 Form 10-KA under the heading “Risk Factors.” The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, results of operations and common stock price.
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
Following a re-evaluation of applicable accounting literature, management determined that we must treat RSO as a consolidated variable interest entity rather than as an unconsolidated variable interest entity as we have done previously. RSO has substantially greater assets, liabilities, revenues and expenses that we have as a separate company and, accordingly, our financial statements are substantially different from the financial statements we would present if we were not required to consolidate RSO. As a result of the consolidation of RSO, certain of the assets, liabilities, revenues and expenses set forth in our financial statements will be affected by risks affecting RSO. We refer you to a discussion of those risks set forth in Item 1A, “Risk Factors,” beginning on page 16 of RSO’s Annual Report on Form 10-K for the year ended December 31, 2012, a copy of which such discussion is annexed to this report as Exhibit 99.4, and which is hereby incorporated herein by this reference.
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

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
99.4	Risk factors of Resource Capital Corp. (15)

Back to Index

Back to Index

101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 18, 2013 and by this reference incorporated herein.

Back to Index

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

November 22, 2013	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

November 22, 2013	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index