Form 10-Q/A
period 2013-03-31
RESOURCE AMERICA, INC.
filed 2013-12-16
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
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

Back to Index

QUARTERLY REPORT ON FORM 10-Q/A
For the Three Months Ended March 31, 2013
EXPLANATORY NOTE

In this Report on Form 10-Q/A, we are presenting financial information for the three months ended March 31, 2013 and 2012 to (i) restate our consolidated balance sheets as of March 31, 2013 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for three months ended March 31, 2013 and 2012, including the applicable notes to consolidated financial statements, to reflect the consolidation of Resource Capital Corp (“RSO”), and (ii) to reflect the corresponding change in our fiscal year end from September 30th to December 31st to conform to the fiscal year of RSO.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
	(Restated)	(Restated)
ASSETS
Cash	$15,372	$11,899
Restricted cash	544	638
Receivables	403	468
Receivables from managed entities and related parties, net	29,929	30,618
Investments in real estate, net	17,103	18,041
Investment securities, at fair value	9,821	10,576
Investments in unconsolidated loan manager	37,803	37,221
Investments in unconsolidated entities	13,395	13,156

Assets of consolidated variable interest entity ("VIE") - RSO (see Note 18):
Cash and cash equivalents (including restricted cash)	179,792	179,390
Investments, at fair value	275,174	256,433
Loans	1,732,980	1,849,428
Investment in real estate and unconsolidated entities	123,453	120,706
Other assets	55,454	70,600
Total assets of consolidated VIE - RSO	2,366,853	2,476,557

Property and equipment, net	2,446	2,590
Deferred tax assets, net	28,542	28,274
Other assets	6,567	6,726
Total assets	$2,528,778	$2,636,764

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$18,650	$21,559
Payables to managed entities and related parties	3,040	3,536
Borrowings	20,746	21,040
Liabilities of consolidated VIE - RSO (see Note 18):
Borrowings	1,649,840	1,785,600
Other liabilities	58,664	71,239
Total liabilities of consolidated VIE - RSO	1,708,504	1,856,839
Total liabilities	1,750,940	1,902,974

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,082,416 and 30,069,822 shares issued (including nonvested restricted stock of 437,661 and 604,353), respectively	296	295
Additional paid-in capital	286,340	286,048
Accumulated deficit	(29,580)	(29,486)
Treasury stock, at cost; 9,915,167 and 9,914,090 shares, respectively	(103,446)	(103,472)
Accumulated other comprehensive loss	(2,325)	(2,197)
Total stockholders’ equity	151,285	151,188
Noncontrolling interests	237	279
Noncontrolling interests of consolidated VIE - RSO	626,316	582,323
Total equity	777,838	733,790
	$2,528,778	$2,636,764

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
REVENUES:
Real estate (includes revenues of $2,288 and $3,300 related to RSO)	$11,340	$9,716
Financial fund management (includes revenues of $381 and $1,577 related to RSO)	4,287	6,304
Commercial finance	(178)	(1,240)
	15,449	14,780
Revenues from consolidated VIE - RSO (see Note 18)	30,578	28,726
Elimination of consolidated revenues attributed to operating segments	(2,700)	(3,510)
Total revenues	43,327	39,996
COSTS AND EXPENSES:
Real estate	9,440	7,407
Financial fund management	2,528	4,379
Commercial finance	45	230
Restructuring expenses	—	365
General and administrative	2,153	2,467
Provision for credit losses	338	2,962
Depreciation and amortization	416	535
	14,920	18,345
Expenses from consolidated VIE - RSO (see Note 18)	16,188	11,630
Elimination of consolidated expenses attributed to operating segments	(2,654)	(3,457)
Total expenses	28,454	26,518
OPERATING INCOME	14,873	13,478

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	(214)	(74)
Interest expense	(494)	(645)
Other income, net	189	125
	(519)	(594)
Elimination of consolidated VIE - RSO other income attributable to operating segments	31	33
	(488)	(561)
Income from continuing operations before taxes	14,385	12,917
Income tax provision - RAI	(146)	(1,323)
Income tax provision - RSO	1,762	2,615
Income from continuing operations	12,769	11,625
Loss from discontinued operations, net of tax	(2)	(16)
Net income	12,767	11,609
Net loss attributable to noncontrolling interests - RAI	43	39
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(12,314)	(14,030)
Net income (loss) attributable to common shareholders	$496	$(2,382)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$498	$(2,366)
Discontinued operations	(2)	(16)
Net income (loss)	$496	$(2,382)

Basic earnings (loss) per share:
Continuing operations	$0.02	$(0.12)
Discontinued operations	—	—
Net income (loss)	$0.02	$(0.12)
Weighted average shares outstanding	20,124	19,437

Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.12)
Discontinued operations	—	—
Net income (loss)	$0.02	$(0.12)
Weighted average shares outstanding	21,815	19,437

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Net income	$12,767	$11,609

Other comprehensive income (loss):

Unrealized losses on investment securities available-for-sale, net of tax of $(217) and $(64)	(351)	(109)
Reclassification adjustments for losses realized, net of tax of $83 and $28	131	46
	(220)	(63)
Minimum pension liability- reclassification adjustments for losses realized, net of tax of $9 and $36	87	47
Unrealized gains on hedging contracts, net of tax of $5 and $71	5	101
Subtotal - activity related to RAI	(128)	85

Activity of consolidated VIE - RSO
Reclassification adjustments for losses included in net income	55	12
Unrealized gains on available-for-sale securities, net	4,541	10,587
Reclassification adjustments associated with unrealized (gains) losses from interest rate hedges included in net income	(627)	56
Unrealized gains (losses) on derivatives, net	1,334	(93)
Total activity related to consolidated VIE - RSO	5,303	10,562
Subtotal - other comprehensive income	5,175	10,647
Comprehensive income	17,942	22,256
Comprehensive income attributable to noncontrolling interests	(17,574)	(24,553)
Comprehensive income attributable to common shareholders	$368	$(2,297)

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(in thousands, except shares)
(unaudited)

	Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling Interests - RSO	Total Equity
				(Restated)		(Restated)	(Restated)	(Restated)		(Restated)
Balance, December 31, 2012 - Restated	20,155,732	$295	$286,048	$(29,486)	$(103,472)	$(2,197)	$151,188	$279	$582,323	$733,790
Net income	—	—	—	496	—	—	496	(43)	12,314	12,767
Issuance of common shares	—	1	—	—	—	—	1	—	—	1
Treasury shares issued	10,452	—	(21)	—	108	—	87	—	—	87
Stock-based compensation	12,594	—	313	—	—	—	313	—	—	313
Repurchases of common stock	(11,529)	—	—	—	(82)	—	(82)	—	—	(82)
Cash dividends	—	—		(590)	—	—	(590)	—	—	(590)
Distributions	—	—	—	—	—	—	—	1	—	1
Activity of consolidated VIE - RSO	—	—	—	—	—	—	—	—	26,376	26,376
Other comprehensive (loss) income	—	—	—	—	—	(128)	(128)	—	5,303	5,175
Balance, March 31, 2013 - Restated	20,167,249	$296	$286,340	$(29,580)	$(103,446)	$(2,325)	$151,285	$237	$626,316	$777,838

The accompanying notes are an integral part of this statement
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,767	$11,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	456	606
Provision for credit losses	338	2,962
Other-than-temporary impairment on investments	214	74
Unrealized gain on trading securities	(745)	—
Equity in earnings (losses) of unconsolidated entities	(1,261)	329
Distributions from unconsolidated entities	716	858
Gain on sale of investment securities, net	(517)	(5)
Gain on sale of assets	(1,606)	—
Deferred income tax benefit	(146)	(1,323)
Equity-based compensation issued	293	319
Trading securities purchases and sales, net	2,831	—
Loss from discontinued operations	2	16
Changes in operating assets and liabilities	4,171	(2,864)
Changes in cash attributable to operations of consolidated VIE- RSO	27,633	(14,109)
Net cash provided by (used in) operating activities	45,146	(1,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(171)	11
Payments received on real estate loans and real estate	2,049	—
Investments in real estate and unconsolidated real estate entities	(509)	(376)
Principal payments (paid) received on leases and loans	(3)	6
Purchase of loans and investments	(1,526)	(136)
Proceeds from sale of loans and investments	—	70
Purchase of loans and securities by consolidated VIE - RSO	(209,991)	(167,505)
Principal payments and proceeds from sales received by consolidated VIE - RSO	275,663	162,632
(Increase) decrease in restricted cash of consolidated VIE - RSO	(19,241)	9,196
Other investing activity of consolidated VIE - RSO	(4,499)	1,101
Net cash provided by investing activities	41,772	4,999
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—
Principal payments on borrowings	(2,111)	(101)
Dividends paid	(589)	(566)
Repurchase of common stock	(54)	(16)
Other financing activities	—	(44)
Increase in restricted cash	95	—
Net repayments of debt by consolidated VIE - RSO	(104,196)	(9,537)
Dividends paid on common stock of consolidated VIE - RSO	(20,422)	(19,474)
Net proceeds from issuance of common stock by consolidated VIE - RSO	44,862	24,158
Other financing activities of consolidated VIE - RSO	(2,535)	(582)
Net cash used in financing activities	(82,950)	(6,162)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(495)	(194)
Net cash used in discontinued operations	(495)	(194)

Increase (decrease) in cash	3,473	(2,885)
Cash, beginning of year	11,899	12,803
Cash, end of period	$15,372	$9,918

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). The Company owns 2.7% of RSO's outstanding common stock as of March 31, 2013. RSO has been reflected on a consolidated basis with the Company's financial statements (see Notes 2 and 18).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012 AND AS OF MARCH 31, 2013 AND DECEMBER 31, 2012 AND CHANGE IN
FISCAL YEAR
On September 19, 2013, the Audit Committee of the Board of Directors concluded that it was necessary to restate the audited financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and certain of the unaudited financial statements in its Quarterly Reports on Form 10-Q, including the three and six months ended March 31, 2013 and 2012. The restatement reflects the consolidation of RSO which the Company previously treated as an unconsolidated variable interest entity ("VIE"). The Company also determined to change its fiscal year end from September 30th to December 31st in order to conform to the fiscal year of RSO. Accordingly, the Company filed an amended Quarterly Report on Form 10Q-T which reflects the restated unaudited consolidated balance sheet as of December 31, 2012.
The impact of consolidating RSO to the Company's consolidated net income attributable to common shareholders for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

•	Dividends from RSO were eliminated, which reduced net income attributable to common shareholders by $556,000 and $505,000; and

•	The Company's interests in the earnings of RSO increased consolidated net income attributable to common shareholders by $299,000 and $431,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated balance sheet as of March 31, 2013 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
ASSETS
Cash	$15,372	$—	$—	$15,372
Restricted cash	544	—	—	544
Receivables	403	—	—	403
Receivables from managed entities and related parties, net	32,328	—	(2,399)	29,929
Investments in real estate, net	17,103	—	—	17,103
Investment securities, at fair value	28,207	—	(18,386)	9,821
Investments in unconsolidated loan manager	37,803	—	—	37,803
Investments in unconsolidated entities	13,395	—	—	13,395
Assets of consolidated VIE - RSO:
Cash and cash equivalents (including restricted cash)	—	179,792	—	179,792
Investments, at fair value	—	275,174	—	275,174
Loans	—	1,734,550	(1,570)	1,732,980
Investments in real estate and unconsolidated entities	—	123,561	(108)	123,453
Other assets	—	55,486	(32)	55,454
Total assets of consolidated VIE - RSO	—	2,368,563	(1,694)	2,366,853
Property and equipment, net	2,446	—	—	2,446
Deferred tax assets, net	35,359	—	(6,817)	28,542
Other assets	6,567	—	—	6,567
Total assets	$189,527	$2,368,563	$(29,312)	$2,528,778

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$18,651	$—	$(1)	$18,650
Payables to managed entities and related parties	3,160	—	(120)	3,040
Borrowings	22,316	—	(1,570)	20,746
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,649,840	—	1,649,840
Other liabilities	—	60,975	(2,311)	58,664
Total liabilities of consolidated VIE - RSO	—	1,710,815	(2,311)	1,708,504
Total liabilities	44,127	1,710,815	(4,002)	1,750,940

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	296	—	—	296
Additional paid-in capital	286,340	—	—	286,340
Accumulated deficit	(26,983)	—	(2,597)	(29,580)
Treasury stock, at cost	(103,446)	—	—	(103,446)
Accumulated other comprehensive (loss) income	(11,044)	—	8,719	(2,325)
Total stockholders’ equity	145,163	—	6,122	151,285
Noncontrolling interests	237	—	—	237
Noncontrolling interests attributable to RSO	—	657,748	(31,432)	626,316
Total equity	145,400	657,748	(25,310)	777,838
	$189,527	$2,368,563	$(29,312)	$2,528,778

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended March 31, 2013 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$11,340	$—	$—	$11,340
Financial fund management	4,287	—	—	4,287
Commercial finance	(178)	—	—	(178)
Revenues from consolidated VIE - RSO	—	30,578	—	30,578
Elimination of consolidated revenues attributed to operating segments	—	—	(2,700)	(2,700)
Total revenues	15,449	30,578	(2,700)	43,327
COSTS AND EXPENSES:
Real estate	9,440	—	—	9,440
Financial fund management	2,528	—	—	2,528
Commercial finance	45	—	—	45
General and administrative	2,157	—	(4)	2,153
Provision for credit losses	338	—	—	338
Depreciation and amortization	416	—	—	416
Expenses from consolidated VIE - RSO	—	17,950	(1,762)	16,188
Elimination of consolidated expenses attributed to operating segments	—	—	(2,654)	(2,654)
Total expenses	14,924	17,950	(4,420)	28,454
OPERATING INCOME	525	12,628	1,720	14,873

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	(214)	—	—	(214)
Interest expense	(494)	—	—	(494)
Other income, net	740	—	(551)	189
Elimination of consolidated VIE income attributed to operating segments	—	—	31	31
	32	—	(520)	(488)
Income from continuing operations before taxes	557	12,628	1,200	14,385
Income tax (benefit) provision	(146)	—	1,762	1,616
Income from continuing operations	703	12,628	(562)	12,769
Loss from discontinued operations, net of tax	(2)	—	—	(2)
Net income	701	12,628	(562)	12,767
Net loss attributable to noncontrolling interests - RAI	43	—	—	43
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	(1,102)	(11,212)	(12,314)
Net income attributable to common shareholders	$744	$11,526	$(11,774)	$496

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Amounts attributable to common shareholders:
Income from continuing operations	$746			$498
Discontinued operations	(2)			(2)
Net income	$744			$496

Basic earnings per share:
Continuing operations	$0.04			$0.02
Discontinued operations	—			—
Net income	$0.04			$0.02
Weighted average shares outstanding	20,124			20,124

Diluted earnings per share:
Continuing operations	$0.03			$0.02
Discontinued operations	—			—
Net income	$0.03			$0.02
Weighted average shares outstanding	21,815			21,815

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended March 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$9,716	$—	$—	$9,716
Financial fund management	6,304	—	—	6,304
Commercial finance	(1,240)	—	—	(1,240)
Revenues from consolidated VIE - RSO	—	28,726	—	28,726
Elimination of consolidated revenues attributed to operating segments	—	—	(3,510)	(3,510)
Total revenues	14,780	28,726	(3,510)	39,996
COSTS AND EXPENSES:
Real estate	7,407	—	—	7,407
Financial fund management	4,379	—	—	4,379
Commercial finance	230	—	—	230
General and administrative	2,467	—	—	2,467
Restructuring charges	365	—	—	365
Provision for credit losses	2,962	—	—	2,962
Depreciation and amortization	535	—	—	535
Expenses from consolidated VIE - RSO	—	14,245	(2,615)	11,630
Elimination of consolidated expenses attributed to operating segments	—	—	(3,457)	(3,457)
Total expenses	18,345	14,245	(6,072)	26,518
OPERATING (LOSS) INCOME	(3,565)	14,481	2,562	13,478

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	(74)	—	—	(74)
Interest expense	(645)	—	—	(645)
Other income, net	630	—	(505)	125
Elimination of consolidated VIE income attributed to operating segments	—	—	33	33
	(89)	—	(472)	(561)
(Loss) income from continuing operations before taxes	(3,654)	14,481	2,090	12,917
Income tax (benefit) provision	(1,323)	—	2,615	1,292
Income (loss) from continuing operations	(2,331)	14,481	(525)	11,625
Loss from discontinued operations, net of tax	(16)	—	—	(16)
Net (loss) income	(2,347)	14,481	(525)	11,609
Net loss attributable to noncontrolling interests - RAI	39	—	—	39
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	—	(14,030)	(14,030)
Net (loss) income attributable to common shareholders	$(2,308)	$14,481	$(14,555)	$(2,382)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Amounts attributable to common shareholders:
Loss from continuing operations	$(2,292)			$(2,366)
Discontinued operations	(16)			(16)
Net loss	$(2,308)			$(2,382)

Basic earnings per share:
Continuing operations	$(0.12)			$(0.12)
Discontinued operations	—			—
Net loss	(0.12)			(0.12)
Weighted average shares outstanding	19,437			19,437

Diluted earnings per share:
Continuing operations	$(0.12)			$(0.12)
Discontinued operations	—			—
Net loss	(0.12)			(0.12)
Weighted average shares outstanding	19,437			19,437

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the three months ended March 31, 2013 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Net income	$701	$12,628	$(562)	$12,767

Other comprehensive (loss) income:
Unrealized gains (losses) on investment securities available-for-sale	2,148	—	(2,499)	(351)
Reclassification adjustment for losses realized, net of tax	131	—	—	131
	2,279	—	(2,499)	(220)
Reclassification adjustment for minimum pension liability losses realized, net of tax	89	—	(2)	87
Unrealized gains on hedging contracts, net of tax	4	—	1	5
Subtotal - activity related to RAI	2,372	—	(2,500)	(128)

Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses included in net income	—	55	—	55
Unrealized gains on available-for-sale securities, net	—	4,541	—	4,541
Reclassification adjustments associated with unrealized gains from interest rate hedges included in net income	—	(627)	—	(627)
Unrealized gains on derivatives, net	—	1,334	—	1,334
Subtotal activity related to consolidated VIE - RSO	—	5,303	—	5,303
Subtotal - other comprehensive income	2,372	5,303	(2,500)	5,175
Comprehensive income	3,073	17,931	(3,062)	17,942
Comprehensive loss (income) attributable to noncontrolling interests	43	209	(17,826)	(17,574)
Comprehensive income attributable to common shareholders	$3,116	$18,140	$(20,888)	$368

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the three months ended March 31, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Net (loss) income	$(2,347)	$14,481	$(525)	$11,609

Other comprehensive (loss) income:
Unrealized losses on investment securities available-for-sale	(450)	—	341	(109)
Reclassification adjustment for losses realized, net of tax	46	—	—	46
	(404)	—	341	(63)
Reclassification adjustment for minimum pension liability losses realized, net of tax	47	—	—	47
Unrealized gains on hedging contracts, net of tax	101	—	—	101
Subtotal - activity related to RAI	(256)	—	341	85

Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses included in net income	—	12	—	12
Unrealized gains on available-for-sale securities, net	—	10,587	—	10,587
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	56	—	56
Unrealized losses on derivatives, net	—	(93)	—	(93)
Subtotal - activity related to consolidated VIE - RSO	—	10,562	—	10,562
Subtotal - other comprehensive (loss) income	(256)	10,562	341	10,647

Comprehensive (loss) income	(2,603)	25,043	(184)	22,256
Comprehensive income (loss) attributable to noncontrolling interests	39	—	(24,592)	(24,553)
Comprehensive (loss) income attributable to common shareholders	$(2,564)	$25,043	$(24,776)	$(2,297)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table presents the consolidated statement of cash flows as originally presented in the March 31, 2013 10-Q for the six months ended March 31, 2013, less the activity for the three months ended December 31, 2012, in order to derive the activity for the three months ended March 31, 2013 as shown in the column labeled "RAI" in the consolidating statement of cash flows that follows the table below (in thousands) (unaudited):

	For the Six Months Ended March 31, 2013	For the Three Months Ended December 31, 2012		For the Three Months Ended March 31, 2013
	As originally filed	As originally filed	Reclassifications	As presented
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(159)	$(860)	$—	$701
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,006	550	—	456
Other-than-temporary impairment on investment securities	214	—	—	214
Provision for credit losses	5,490	5,152	—	338
Unrealized gain on trading securities	(909)	(164)	—	(745)
Equity in earnings of unconsolidated entities	(2,462)	(1,201)	—	(1,261)
Distributions from unconsolidated entities	1,727	1,011	—	716
Gain on sale of assets	(2,437)	(831)	—	(1,606)
Gain on sale of loans and investment securities, net	(824)	(307)	—	(517)
Deferred income tax benefit	(387)	(241)	—	(146)
Equity-based compensation issued	498	205	—	293
Equity-based compensation received	(860)	(206)	—	(654)
Trading securities purchases and sales, net	1,003	(1,828)	—	2,831
Loss from discontinued operations	8	6	—	2
Changes in operating assets and liabilities	(501)	(4,666)	—	4,165
Net cash provided by (used in) operating activities	1,407	(3,380)	—	4,787

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(251)	(80)	—	(171)
Payments received on real estate loans and real estate	2,761	712	—	2,049
Investments in unconsolidated real estate entities	(1,521)	(1,012)	—	(509)
Principal payments received (paid) on leases and loans	—	3	—	(3)
Purchase of loans and investments	(2,849)	(1,323)	—	(1,526)
Net cash used in investing activities	(1,860)	(1,700)	—	(160)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	For the Six Months Ended March 31, 2013	For the Three Months Ended December 31, 2012		For the Three Months Ended March 31, 2013
	As originally filed	As originally filed	Reclassifications	As presented
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—	—	2,000
Principal payments on borrowings	(2,340)	(229)	—	(2,111)
Dividends paid	(1,182)	(593)	—	(589)
Repurchase of common stock	(1,132)	(1,078)	—	(54)
Increase in restricted cash	98	3	—	95
Other financing activities	(150)	(150)	—	—
Net cash used in financing activities	(2,706)	(2,047)	—	(659)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(862)	(367)	—	(495)
Net cash used in discontinued operations	(862)	(367)	—	(495)

(Decrease) increase in cash	(4,021)	(7,494)	—	3,473
Cash, beginning of period	19,393	19,393	—	11,899
Cash, end of period	$15,372	$11,899	$—	$15,372

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of cash flows for the three months ended March 31, 2013 (in thousands) (unaudited):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701	$12,628	$(562)	$12,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456	—	—	456
Other-than-temporary impairment charges	214	—	—	214
Provision for credit losses	338	—	—	338
Unrealized gain on trading securities	(745)	—	—	(745)
Equity in earnings of unconsolidated entities	(1,261)	—	—	(1,261)
Distributions from unconsolidated entities	716	—	—	716
Gain on sale of assets	(1,606)	—	—	(1,606)
Gain on sale of loans and investment securities, net	(517)	—	—	(517)
Deferred income tax benefit	(146)	—	—	(146)
Equity-based compensation received	(654)	—	654	—
Equity-based compensation issued	293	484	(484)	293
Trading securities purchases and sales, net	2,831	—	—	2,831
Loss from discontinued operations	2	—	—	2
Changes in operating assets and liabilities	4,165	—	6	4,171
Change in cash attributable to consolidated VIE - RSO	—	27,803	(170)	27,633
Net cash provided by operating activities	4,787	40,915	(556)	45,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(171)	—	—	(171)
Payments received on real estate loans and real estate	2,049	—	—	2,049
Investments in unconsolidated real estate entities	(509)	—	—	(509)
Principal payments received on leases and loans	(3)	—	—	(3)
Purchase of loans and securities by consolidated VIE - RSO	—	(209,991)	—	(209,991)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	275,663	—	275,663
Purchase of loans and investments	(1,526)	—	—	(1,526)
Decrease in restricted cash - consolidated VIE RSO	—	(19,241)	—	(19,241)
Other - consolidated VIE - RSO	—	(4,499)	—	(4,499)
Net cash (used in) provided by investing activities	(160)	41,932	—	41,772

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—	—	2,000
Principal payments on borrowings	(2,111)	—	—	(2,111)
Net repayments of debt by consolidated VIE - RSO	—	(104,196)	—	(104,196)
Dividends paid	(589)	—	—	(589)
Dividends paid on common stock by consolidated VIE - RSO	—	(20,978)	556	(20,422)
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	44,862	—	44,862
Repurchase of common stock	(54)	—	—	(54)
Increase in restricted cash	95	—	—	95
Other - consolidated VIE - RSO	—	(2,535)	—	(2,535)
Net cash used in financing activities	(659)	(82,847)	556	(82,950)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(495)	—	—	(495)
Net cash used in discontinued operations	(495)	—	—	(495)

Increase in cash	3,473	—	—	3,473
Cash, beginning of year	11,899	—	—	11,899
Cash, end of period	$15,372	$—	$—	$15,372
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table present the consolidating statement of cash flows as originally presented in the March 31, 2012 10-Q for the six months ended March 31, 2012, less the activity for the three months ended December 31, 2012, in order to derive the activity for the three months ended March 31, 2012 as shown in the column labeled "RAI" in the consolidating statement of cash flows that follows the table below (in thousands) (unaudited):

	For the Six Months Ended March 31, 2012	For the Three Months Ended December 31, 2011		For the Three Months Ended March 31, 2012
	As originally filed	As originally filed	Reclassifications	As presented
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,784)	$563	$—	$(2,347)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,693	3,087	—	606
Other-than-temporary impairment on investment securities	74	—	—	74
Provision for credit losses	5,212	2,250	—	2,962
Equity in (earnings) losses of unconsolidated entities	(228)	(557)	—	329
Distributions from unconsolidated entities	2,021	1,163	—	858
Loss on extinguishment of debt	2,190	2,190	—	—
Gain on sale of loans and investment securities, net	(63)	(58)	—	(5)
Gain on sale of leases and loans	(37)	(37)	—	—
Gain on sale and deconsolidation of subsidiaries	(8,749)	(8,749)	—	—
Deferred income tax (benefit) provision	(1,169)	154	—	(1,323)
Equity-based compensation issued	817	498	—	319
Equity-based compensation received	(164)	—	—	(164)
Loss from discontinued operations	36	—	(20)	16
Changes in operating assets and liabilities	(4,296)	(1,412)	20	(2,864)
Net cash used in operating activities	(2,447)	(908)	—	(1,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(95)	(106)	—	11
Payments received on real estate loans and real estate	1,550	1,550	—	—
Investments in unconsolidated real estate entities	(503)	(127)	—	(376)
Purchase of commercial finance assets	(18,483)	(18,483)	—	—
Principal payments received on leases and loans	9,037	9,031	—	6
Cash divested on deconsolidation of LEAF	(2,284)	(2,284)	—	—
Purchase of loans and investments	(736)	(600)	—	(136)
Proceeds from sale of loans and investment securities	277	207	—	70
Net cash used in investing activities	(11,237)	(10,812)	—	(425)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	For the Six Months Ended March 31, 2012	For the Three Months Ended December 31, 2011		For the Three Months Ended March 31, 2012
	As originally filed	As originally filed	Reclassifications	As presented
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	128,845	—	—
Principal payments on borrowings	(123,924)	(123,823)	—	(101)
Preferred stock dividends paid by LEAF to RSO	(188)	(188)	—	—
Dividends paid	(1,135)	(569)	—	(566)
Repurchase of common stock	(955)	(939)	—	(16)
Decrease in restricted cash	(652)	(633)	19	—
Other financing activities	(2,275)	(2,250)	(19)	(44)
Net cash (used in) provided by financing activities	(284)	443	—	(727)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(569)	(375)	—	(194)
Net cash used in discontinued operations	(569)	(375)	—	(194)

Decrease in cash	(14,537)	(11,652)	—	(2,885)
Cash, beginning of period	24,455	24,455	—	12,803
Cash, end of period	$9,918	$12,803	$—	$9,918

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of cash flows for the three months ended March 31, 2012 (in thousands) (unaudited):

	RAI	RSO	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,347)	$14,481	$(525)	$11,609
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	606	—	—	606
Other-than-temporary impairment on investments	74	—	—	74
Provision for credit losses	2,962	—	—	2,962
Equity in earnings of unconsolidated entities	329	—	—	329
Distributions from unconsolidated entities	858	—	—	858
Gain on sale of loans and investment securities, net	(5)	—	—	(5)
Deferred income tax benefit	(1,323)	—	—	(1,323)
Equity-based compensation issued	319	165	(165)	319
Equity-based compensation received	(164)		164	—
Loss from discontinued operations	16	—	—	16
Changes in operating assets and liabilities	(2,864)	—	—	(2,864)
Change in cash attributable to operations of consolidated VIE - RSO	—	(14,110)	1	(14,109)
Net cash (used in) provided by operating activities	(1,539)	536	(525)	(1,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	11	—	—	11
Investments in unconsolidated real estate entities	(376)	—	—	(376)
Principal payments received on leases and loans	6	—	—	6
Purchase of loans and securities by consolidated VIE - RSO	—	(167,505)	—	(167,505)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	162,632	—	162,632
Purchase of loans and investments	(136)	—	—	(136)
Proceeds from sale of loans and investment securities	70	—	—	70
Increase in restricted cash - consolidated VIE RSO	—	9,196	—	9,196
Other - consolidated VIE - RSO	—	1,081	20	1,101
Net cash (used in) provided by investing activities	(425)	5,404	20	4,999

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(101)	—	—	(101)
Net repayments of debt by consolidated VIE - RSO	—	(9,537)	—	(9,537)
Dividends paid	(566)	—	—	(566)
Dividends paid on common stock by consolidated VIE - RSO	—	(19,979)	505	(19,474)
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	24,158	—	24,158
Repurchase of common stock	(16)	—	—	(16)
Other financing activities	(44)	—	—	(44)
Other financing activities of consolidated VIE - RSO	—	(582)	—	(582)
Net cash used in financing activities	(727)	(5,940)	505	(6,162)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(194)	—	—	(194)
Net cash used in discontinued operations	(194)	—	—	(194)

Decrease in cash	(2,885)	—	—	(2,885)
Cash, beginning of year	12,803	—	—	12,803
Cash, end of period	$9,918	$—	$—	$9,918

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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
The financial statements for March 31, 2013 and 2012 reflect the consolidation of RSO. Variable interests in the Company's real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. See Note 18 for additional disclosures pertaining to VIEs.
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
Accounting Standard Issued But Not Yet Effective
The FASB issued the following accounting standard which was not yet effective for the Company as of March 31, 2013:
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
MARCH 31, 2013
(unaudited)

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cash (paid) received:	(Restated)	(Restated)
Interest	$(441)	$(585)
Income tax payments	(863)	(807)
Refund of income taxes	13	—

Dividends declared per common share	$0.03	$0.03

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$28	$93
Issuance of treasury stock for the Company's investment savings plan	109	212
Common stock issued to a former director in exchange for vested director units	—	135
NOTE 5 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of March 31, 2013 (in thousands):

(Restated)	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$39,887	$39,887	$93	$39,980
Real estate investment entities	1,140	679	16,368	18,187	2,245	20,432
Financial fund management entities	18	—	15	33	2,269	2,302
Other	21	—	—	21	100	121
	1,179	679	56,270	58,128	4,707	62,835
Rent receivables - real estate	7	12	42	61	51	112
Total financing receivables	$1,186	$691	$56,312	$58,189	$4,758	$62,947

(1)
Receivables are presented gross of an allowance for credit losses of $32.4 million and $457,000 related to the Company’s commercial finance and financial fund management investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

(Restated)	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended March 31, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for (reversal of) credit losses	330	(3)	11	338
Charge-offs	—	—	(25)	(25)
Recoveries	16	3	—	19
Balance, end of period	$32,906	$—	$54	$32,960

Ending balance, individually evaluated for impairment	$32,906	$—	$—	$32,906
Ending balance, collectively evaluated for impairment	—	—	54	54
Balance, end of period	$32,906	$—	$54	$32,960

Three Months Ended March 31, 2012:
Balance, beginning of year	$12,575	$—	$29	$12,604
Provision for (reversal of) credit losses	2,963	(6)	5	2,962
Recoveries	—	6	—	6
Balance, end of period	$15,538	$—	$34	$15,572

Ending balance, individually evaluated for impairment	$15,538	$—	$—	$15,538
Ending balance, collectively evaluated for impairment	—	—	34	34
Balance, end of period	$15,538	$—	$34	$15,572

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The Company’s financing receivables (presented gross of allowance for credit losses) as of March 31, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

(Restated)	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$62,835	$—	$62,835
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of period	$62,835	$112	$62,947
The Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

(Restated)	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$63,178	$—	$63,178
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of year	$63,178	$112	$63,290
The following table discloses information about the Company’s impaired financing receivables (in thousands):

(Restated)	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of March 31, 2013
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$5,744	$38,193	$32,449	$38,129
Receivables from managed entities – financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	54	54	45

As of December 31, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$8,633	$38,219	$29,586	$38,110
Receivables from managed entities – real estate	2,291	4,808	2,517	4,630
Receivable from managed entities - financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	68	68	40
The Company had no impaired financing receivables without a specific allowance as of March 31, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Properties owned, net of accumulated depreciation of $8,023 and $7,972:
Hotel property (Savannah, Georgia)	$10,783	$11,107
Office building (Philadelphia, Pennsylvania)	844	1,058
	11,627	12,165
Partnerships and other investments	5,476	5,876
Total investments in real estate, net	$17,103	$18,041
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending March 31, and thereafter, is as follows (in thousands):

2014	$858
2015	790
2016	545
2017	442
2018	373
Thereafter	414
$3,422
NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

(Restated)	March 31, 2013	December 31, 2012
Available-for-sale securities	$6,025	$5,211
Trading securities	3,796	5,365
Total investment securities, at fair value	$9,821	$10,576
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

(Restated)	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
CLO securities	$4,781	$1,097	$(217)	$5,661
Equity securities	208	156	—	364
Total	$4,989	$1,253	$(217)	$6,025

December 31, 2012:
CLO securities	$3,712	$1,290	$—	$5,002
Equity securities	109	100	—	209
Total	$3,821	$1,390	$—	$5,211

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interests in seven and five CLO issuers that it directly and/or through its joint venture has structured and managed at March 31, 2013 and December 31, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
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
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2012. For the three months ended March 31, 2013, the Company had net realized gains from sales of trading securities of $517,000, as well as unrealized gains of $745,000 which were included in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss.
Unrealized losses, along with the related fair values and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
March 31, 2013:
CLO securities	$949	$(217)	1	$—	$—	—
 Other-than-temporary impairment losses. During the three months ended March 31, 2013 and 2012, the Company recorded charges of $214,000 and $74,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.
NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31, 2013	December 31, 2012

Real estate investment entities	1% – 10%	$8,259	$8,397
Financial fund management partnerships	3% − 50%	4,180	3,847
Trapeza entities	33% − 50%	956	912
Investments in unconsolidated entities		$13,395	$13,156
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company will continue to manage the asset and will receive property management fees in the future.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

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
Included in investments in unconsolidated entities is the Company's $2.2 million investment in Resource Real Estate Opportunity REIT, Inc. (“RRE Opportunity REIT”). The Company accounts for its investment in RRE Opportunity REIT on the cost method since the Company owns less than 1% of the shares outstanding. The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
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

Three Months Ended
March 31, 2013
Management fee revenues	$8,248
Costs and expenses	(6,485)
Net income	$1,763
Portion of net income attributable to the Company	$582
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

(Restated)	March 31, 2013	December 31, 2012
Accounts payable and other accrued liabilities	$9,007	$8,773
SERP liability	6,629	6,806
Accrued wages and benefits	1,833	4,428
Trapeza clawback (see Note 16)	1,181	1,181
Real estate loan commitment	—	371
Total accrued expenses and other liabilities	$18,650	$21,559
NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31, 2013		December 31, 2012
(Restated)	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other Debt:
Senior Notes		10,000	10,000
Mortgage debt		10,425	10,473
Other debt		321	567
Total borrowings		$20,746	$21,040

(1)	The amount of the facility as shown has been reduced for the outstanding letter of credit of $503,000 at March 31, 2013 and December 31, 2012.
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
There were no borrowings outstanding as of March 31, 2013 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for outstanding letters of credit. Weighted average borrowings on the line of credit for the three months ended March 31, 2013 was $600,000 at weighted average borrowing rates of 3.2%, with an effective interest rate (inclusive of amortization of deferred issuance costs) of 27.9%. Weighted average borrowings on the line of credit for the three months ended March 31, 2012 were $5.3 million at a weighted average borrowing rate of 6.0%, with an effective interest of rate of 9.7%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in the office building the Company owns in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the office building, based upon the most recent appraisal and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three and nine months ended March 31, 2013 and 2012 and the availability as of March 31, 2013 was $3.5 million. In November 2013, the Company amended the facility with Republic to extend the maturity until December 28, 2016 and to increase the unused fee to 0.50%.
Senior Notes
In December 2012, the Company modified the terms of $10.0 million of its 9% Senior Notes that remain outstanding (following the partial repayment referred to below) to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes were unaffected and, as of March 31, 2013, 3,444,607 remain outstanding. The Company had accounted for these warrants as a discount to the original notes. The effective interest rate for the three months ended March 31, 2013 and 2012 were 9.8% and 9.4%, respectively.
Per the agreement relating to the issuance of the Senior Notes, the Company was restricted from paying dividends in excess of $0.03 per share. During the quarter ended September 2013, the holders of the Senior Notes consented to remove the restriction in its entirety.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands) (restated):

2014	$510
2015	10,201
2016	213
2017	229
2018	244
Thereafter	9,349
$20,746
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
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated Other Comprehensive Loss as of March 31, 2013 and December 31, 2012 are net unrealized losses of $0 and $4,000 (net of tax benefit of $2,000) related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest. In addition, at March 31, 2013 and December 31, 2012, the Company had a net unrealized loss of $9,000 (net of tax benefit of $4,000) and $10,000 (net of tax benefit of $7,000), respectively, included in Accumulated Other Comprehensive Loss for the hedging activity of LEAF. Except for hedging activity related to RSO (see Note 18), the Company has no other hedging activity as of March 31, 2013.
The following are changes in accumulated other comprehensive loss by category (in thousands):

(Restated)	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
Balance, December 31, 2012, net of tax of $544, $(10) and $(2,326)	$846	$(14)	$(3,029)	$(2,197)
Other comprehensive (loss) income before reclassifications	(351)	5	—	(346)
Amounts reclassified from accumulated other comprehensive income (1)	131	—	87	218
Net current-period other comprehensive (loss) income	(220)	5	87	(128)
Balance, March 31, 2013, net of tax of ($410), $(4), and $(2,318)	$626	$(9)	$(2,942)	$(2,325)

(1)	Amounts reclassified from accumulated other comprehensive income are included in the following line items on the consolidated statements of operations:
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Shares
Basic shares outstanding	20,124	19,437
Dilutive effect of outstanding stock options, warrants and director units	1,691	—
Dilutive shares outstanding	21,815	19,437
For the three months ended March 31, 2012, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive. Accordingly, the following were excluded from the Diluted EPS computation: outstanding options to purchase 1.0 million shares of common stock (at a weighted average price per share of $16.27) and warrants to purchase 3,690,000 shares of common shares (exercise price per share of $5.10).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

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

	Three Months Ended
	March 31,
(Restated)	2013	2012
Interest cost	$60	$85
Less: expected return on plan assets	(24)	(17)
Plus: Amortization of unrecognized loss	100	130
Net benefit cost	$136	$198
NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

(Restated)	March 31, 2013	December 31, 2012
Receivables from managed entities and related parties, net:
Real estate investment entities	$20,432	$18,060
Commercial finance investment entities (1)	7,531	10,644
Financial fund management investment entities	1,845	1,736
Other	121	178
Receivables from managed entities and related parties	$29,929	$30,618

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$2,829	$3,300
Other	211	236
Payables to managed entities and related parties	$3,040	$3,536

(1)
Includes $32.4 million and $29.6 million of reserves, respectively, for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $2.9 million and $2.5 million, respectively, in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related or managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	March 31,
(Restated)	2013	2012
Fees from unconsolidated investment entities:
Real estate (1)	$4,194	$4,689
Financial fund management	748	853
Commercial finance (2)	—	—
CVC Credit Partners – reimbursement of costs and expenses	377	—
RRE Opportunity REIT:
Reimbursement of costs and expenses	204	530
Dividends paid	33	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(199)	(184)
Payment for rent and related expenses	(303)	(706)
Reimbursement of costs and expenses	57	82
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(157)	(208)
Property management fees	42	—
Brandywine Construction & Management, Inc. – payment for property management fees for the hotel property	(43)	(39)
Atlas Energy, L.P. – reimbursement of costs and expenses	141	149
Ledgewood P.C. – payment for legal services	(61)	(114)
Graphic Images, LLC – payment for printing services	(24)	(94)
The Bancorp, Inc. – reimbursement of costs and expenses	28	29
9 Henmar, LLC – payment of broker/consulting fees	(3)	(4)

(1)
Includes discounts recorded by the Company of $133,000 and $52,000 recorded in the three months ended March 31, 2013 and 2012, respectively, in connection with management fees from its real estate investment entities that are expected to be received in future periods.

(2)	During the three months ended March 31, 2013 and 2012, the Company waived $618,000 and $1.2 million, respectively, of fund management fees from its commercial finance investment entities.
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
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2012, the Company agreed to advance up to $3.0 million to an affiliated real estate limited partnership under a revolving note, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.5 million and $2.6 million as of March 31, 2013 and December 31, 2012, respectively, and are included in Receivables from managed entities and related parties. The Company recorded $18,000 and $16,000 of interest income on this loan during the three months ended March 31, 2013 and 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

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
With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on the historical trends of the funds (12.4%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investments in TBBK and RREDX common stock.
Investment securities - trading securities. The Company uses third-party valuations and dealer quotes or bids to estimate the fair value of its trading securities (Level 3).
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
MARCH 31, 2013
(unaudited)

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
As of March 31, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

(Restated)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$364	$—	$9,457	$9,821
As of December 31, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

(Restated)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$209	$—	$10,367	$10,576

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the three months ended March 31, 2013 (in thousands):

(Restated)	Investment Securities
Balance, beginning of year	$10,367
Purchases	3,404
Income accreted	227
Payments and distributions received	(2,719)
Impairment recognized in earnings	(214)
Sales	(2,460)
Gain on sales of trading securities	517
Unrealized holding gain on trading securities	745
Change in unrealized losses included in accumulated other comprehensive loss	(410)
Balance, end of period	$9,457
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

Investment securities- trading securities. Since the Company uses third-party dealer marks to estimate the fair value of its non-marketable trading securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2012 have not been provided.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Three Months Ended March 31, 2013:
Asset:
Receivables from managed entities – commercial finance, real estate and financial fund management	$—	$—	$7,313	$7,313
Liability:
Apidos contractual commitment	$—	$—	$994	$994

Year Ended December 31, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$14,506	$14,506
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Total	$—	$727	$50,804	$51,531
Liability:
Apidos contractual commitment	$—	$—	$589	$589
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	March 31, 2013		December 31, 2012
(Restated)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$29,929	$29,929	30,618	30,618
	$29,929	$29,929	$30,618	$30,618
Borrowings:
Real estate debt	$10,425	$11,616	$10,473	$11,398
Senior Notes	10,000	12,066	10,000	11,728
Other debt	321	321	567	567
	$20,746	$24,003	$21,040	$23,693
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at March 31, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF3. To the extent that the value of the equity on the balance sheet of LRF3 is less than $18.7 million (the value of the equity of LRF3 on the date it was contributed by RSO to LEAF), as of the final testing date within 90 days after December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF3 equity as of March 31, 2013 was in excess of this commitment and, therefore, the Company has no current liability with respect to this obligation.
Limited loan guarantee. The Company and two of its commercial finance investment partnerships, Lease Equity Appreciation Fund I, L.P. (“LEAF I”) and Lease Equity Appreciation Fund II, L.P. (“LEAF II”), have provided a limited guarantee to a lender to the LEAF partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for LEAF I and December 21, 2013 for LEAF II), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II) as of March 31, 2013. If the Company were required to make any such payments under the guarantee in the future, it would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, the Company was not required to record a liability with respect to the guarantee.
Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $125,000 and $113,000 as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, Resource Securities net capital was $623,000 and $258,000, respectively, which exceeded the minimum requirements by $498,000 and $145,000, respectively.
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at March 31, 2013 and December 31, 2012. Subsequently in the three months ended September 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  The Company’s proportionate share of these payments was $1.1 million.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, the Company is committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $262,000 as of March 31, 2013 as a result of funds already invested to date.     In June 2013, the Company funded the remaining amount.
In July 2011, the Company entered into an agreement with one of the tenant-in-common ("TIC") real estate programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company has advanced funds totaling $1.7 million as of March 31, 2013, which is included in Investments in real estate on the consolidated balance sheets. In August 2013, the Company funded the remaining $250,000.
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

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Three Months Ended March 31, 2013:
Revenues from external customers	$11,320	$2,868	$—	$—	$14,188	$30,578	$(2,700)	$42,066
Equity in earnings (losses) of unconsolidated entities	20	1,419	(178)	—	1,261	—	—	1,261
Total revenues	11,340	4,287	(178)	—	15,449	30,578	(2,700)	43,327
Segment operating expenses	(9,440)	(2,528)	(45)	—	(12,013)	(16,188)	2,654	(25,547)
General and administrative expenses	(1,404)	9	—	(758)	(2,153)	—	—	(2,153)
Provision for credit losses	2,522	—	(2,860)	—	(338)	—	—	(338)
Depreciation and amortization	(230)	(20)	—	(166)	(416)	—	—	(416)
Interest expense	(197)	—	(1)	(296)	(494)	—	—	(494)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)	—	—	(214)
Other income (expense), net	297	589	6	(147)	745	—	(525)	220
Pretax loss (income) attributable to noncontrolling interests (2)	43	—	—	—	43	(12,314)	—	(12,271)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$2,931	$2,123	$(3,078)	$(1,367)	$609	$2,076	$(571)	$2,114

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Three Months Ended March 31, 2012:
Revenues from external customers	$9,681	$5,428	$—	$—	$15,109	$28,726	$(3,510)	$40,325
Equity in earnings (losses) of unconsolidated entities	35	876	(1,240)	—	(329)	—	—	(329)
Total revenues	9,716	6,304	(1,240)	—	14,780	28,726	(3,510)	39,996
Segment operating expenses	(7,407)	(4,379)	(230)	—	(12,016)	(11,630)	3,457	(20,189)
Restructuring expense	—	—	—	(365)	(365)	—	—	(365)
General and administrative expenses	(94)	(604)	—	(1,769)	(2,467)	—	—	(2,467)
Provision for credit losses	(103)	—	(2,859)	—	(2,962)	—	—	(2,962)
Impairment charges	—	(74)	—	—	(74)	—	—	(74)
Depreciation and amortization	(324)	(37)	—	(174)	(535)	—	—	(535)
Interest expense	(213)	—	(36)	(396)	(645)	—	—	(645)
Other income (expense), net	129	538	—	(37)	630	—	(472)	158
Pretax loss (income) attributable to noncontrolling interests (2)	39	—	—	—	39	(14,030)	—	(13,991)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$1,743	$1,748	$(4,365)	$(2,741)	$(3,615)	$3,066	$(525)	$(1,074)

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Segment assets
March 31, 2013	$171,843	$77,621	$8,507	$(68,444)	$189,527	$2,368,563	(29,312)	$2,528,778
March 31, 2012	164,897	30,685	26,407	(53,497)	168,492	2,307,023	(25,747)	2,449,768

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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
MARCH 31, 2013
(unaudited)

NOTE 18 − VARIABLE INTEREST ENTITIES
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
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified non-consolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at March 31, 2013 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT	$—	$2,242	$2,242
Trapeza entities	—	956	956
Ischus entities	184	—	184
	$184	$3,198	$3,382

(1)	Exclusive of expense reimbursements due to the Company.
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
MARCH 31, 2013
(unaudited)

The following reflects the detail of the assets and liabilities and operations of RSO, which the Company consolidated and included in its consolidated balance sheets and statements of operations.
RSO Balance Sheet detail (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS (1)
Cash and cash equivalents	$67,661	$85,278
Restricted cash	112,131	94,112
Subtotal- Cash and cash equivalents	179,792	179,390

Investment securities, trading	32,892	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	192,673	195,200
Investment securities available-for-sale, at fair value	49,609	36,390
Subtotal- Investments, at fair value	275,174	256,433

Loans held for sale	18,150	48,894
Loans, pledged as collateral and net of allowances of $17.0 million and $17.7 million	1,708,540	1,793,780
Loans receivable–related party	7,860	8,324
Subtotal - Loans before eliminations	1,734,550	1,850,998
Eliminations	(1,570)	(1,570)
Subtotal - Loans	1,732,980	1,849,428

Investment in real estate	75,142	75,386
Investments in unconsolidated entities	48,419	45,413
Subtotal - Investments in real estate and unconsolidated entities before eliminations	123,561	120,799
Eliminations	(108)	(93)
Subtotal - Investments in real estate and unconsolidated entities	123,453	120,706

Linked transactions, net at fair value	22,455	6,835
Interest receivable	8,913	7,763
Deferred tax asset	2,887	2,766
Principal paydown receivable	20	25,570
Intangible assets	12,660	13,192
Prepaid expenses	3,839	10,396
Other assets	4,712	4,109
Subtotal - Other assets before eliminations	$55,486	$70,631
Eliminations	(32)	(31)
Subtotal - Other assets	$55,454	$70,600

Total assets - before eliminations	$2,368,563	$2,478,251
Total assets - after eliminations	$2,366,853	$2,476,557
LIABILITIES (2)
Borrowings	$1,649,840	$1,785,600

Distribution payable	22,731	21,655
Accrued interest expense	3,096	2,918
Derivatives, at fair value	14,036	14,687
Accrued tax liability	1,859	13,641
Deferred tax liability	8,376	8,376
Accounts payable and other liabilities	10,877	18,029
Subtotal - other liabilities before eliminations	60,975	79,306
Eliminations	(2,311)	(8,067)
Subtotal - Other liabilities	58,664	71,239
Total liabilities - before eliminations	$1,710,815	$1,864,906
Total liabilities - after eliminations	$1,708,504	$1,856,839
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table presents the details of noncontrolling interests attributable to RSO (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Total stockholders' equity per RSO balance sheet	$657,748	$613,345
Eliminations	(31,432)	(31,022)
Noncontrolling interests attributable to RSO	$626,316	$582,323

RSO Balance Sheet detail (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
(1) Assets of consolidated VIEs of RSO included in the total assets above:
Restricted cash	$107,620	$90,108
Investments securities available-for-sale, pledged as collateral, at fair value	137,553	135,566
Loans held for sale	18,150	14,894
Loans, pledged as collateral and net of allowances of $13.3 million and $15.2 million	1,533,796	1,678,719
Interest receivable	6,527	5,986
Prepaid expenses	303	328
Principal receivable	21	25,570
Other assets	—	333
Total assets of consolidated RSO VIEs	$1,803,970	$1,951,504

(2) Liabilities of consolidated VIEs of RSO included in the total liabilities above:
Borrowings	$1,475,014	$1,614,882
Accrued interest expense	2,528	2,666
Derivatives, at fair value	13,478	14,078
Accounts payable and other liabilities	1,423	698
Total liabilities of consolidated RSO VIEs	$1,492,443	$1,632,324

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

RSO Income Statement Detail
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
REVENUES
Interest income:
Loans	$27,812	$23,615
Securities	3,642	3,405
Interest income − other	1,866	2,829
Total interest income	33,320	29,849
Interest expense	11,165	8,383
Net interest income	22,155	21,466
Rental income	6,174	1,919
Dividend income	16	17
Equity in losses of unconsolidated subsidiaries	(425)	1,071
Fee income	1,410	1,610
Net realized and unrealized gain on sales of investment securities available-for-sale and loans	391	380
Net realized and unrealized (loss) gain on investment securities, trading	1,116	2,144
Unrealized gain (loss) and net interest income on linked transactions, net	(259)	119
Revenues from consolidated VIE - RSO	30,578	28,726
OPERATING EXPENSES
Management fees − related party	2,978	3,443
Equity compensation − related party	3,591	868
Professional services	1,446	1,100
Insurance	162	158
Rental operating expense	3,937	1,320
General and administrative	1,873	1,063
Depreciation and amortization	1,138	1,361
Income tax expense	1,762	2,615
Net impairment losses recognized in earnings	21	139
Provision for loan losses	1,042	2,178
Total operating expenses	17,950	14,245
Reclassification of income tax provision	(1,762)	(2,615)
Expenses from consolidated VIE -RSO	16,188	11,630
Adjusted operating income	14,390	17,096
OTHER REVENUE (EXPENSE)
Income from continuing operations	14,390	17,096
Income tax provision - RSO	1,762	2,615
NET INCOME	12,628	14,481
Net income allocated to preferred shares	(1,311)	—
Net income allocated to noncontrolling interests	209	—
NET INCOME ALLOCABLE TO RSO COMMON SHARES	$11,526	$14,481

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

RSO Summarized Cash Flow Detail
(in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$12,628	$14,481
Line items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	1,042	2,178
Depreciation of investments in real estate and other	666	380
Amortization of intangible assets	532	982
Amortization of term facilities	221	140
Accretion of net discounts on loans held for investment	(4,079)	(5,519)
Accretion of net discounts on securities available-for-sale	(731)	(861)
Amortization of discount on notes of CDOs	876	308
Amortization of debt issuance costs on notes of CDOs	1,176	927
Amortization of stock-based compensation	3,591	868
Amortization of terminated derivative instruments	55	56
Distribution to subordinated debt holder	670	1,584
Accretion of interest-only available-for-sales securities	(247)	—
Deferred income tax benefit	(115)	—
Purchase of securities, trading	(10,044)	(8,348)
Principal payments on securities, trading	21	833
Proceeds from sales of securities, trading	3,089	5,025
Net realized and unrealized gains on investment securities, trading	(1,116)	(2,144)
Net realized gain on sales of investment securities available-for-sale and loans	(391)	(380)
Net impairment losses recognized in earnings	12	139
Linked transactions fair value adjustments	592	—
Equity in losses (earnings) of unconsolidated subsidiaries	425	(1,071)
Changes in operating assets and liabilities	14,426	(14,761)
Subtotal - net cash provided by operating activities	10,671	(19,664)
Change in consolidated VIE - RSO cash for the period	17,617	5,554
Subtotal - Change in cash attributable to operations of consolidated VIE - RSO before eliminations	28,288	(14,110)
Elimination of intercompany activity	(654)	1
Subtotal - Change in cash attributable to operations of consolidated VIE - RSO	27,634	(14,109)

Non-cash incentive compensation to RAI	(1)	165
Elimination of intercompany activity	1	(165)
Non-cash incentive compensation to RAI - after eliminations	—	—

Net cash provided by (used in) operating activities (excluding eliminations)	23,298	(5,018)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:	(Unaudited)	(Unaudited)
Purchase of loans	(146,699)	(150,845)
Purchase of securities available-for-sale	(63,292)	(16,660)
Subtotal - purchase of loans and investment securities by consolidated VIE - RSO	(209,991)	(167,505)
Proceeds from sale of loans	58,148	40,120
Principal payments received on loans	209,107	116,848
Principal payments on securities available-for-sale	7,944	5,595
Principal payments received on loans – related parties	464	69
Subtotal - principal payments and proceeds from sale of loans and securities by consolidated VIE - RSO	275,663	162,632
Decrease in restricted cash	(19,241)	9,196
Lines included in "Other - consolidated VIE - RSO":
Investment in unconsolidated entity	(4,431)	934
Improvements in real estate held-for-sale	—	(138)
Proceeds from sale of real estate held-for-sale	—	907
Distributions from investments in real estate	253	448
Improvements in investments in real estate	(321)	(348)
Purchase of furniture and fixtures	—	(722)
Subtotal - other investing activities of consolidated VIE - RSO, before eliminations	(4,499)	1,081
Eliminations	—	20
Subtotal - other investing activities of consolidated VIE	(4,499)	1,101
Net cash provided by investing activities (excluding eliminations)	41,932	5,404

CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO":
Proceeds from borrowings:
Repurchase agreements	37,145	8,948
Payments on borrowings:
Collateralized debt obligations	(141,341)	(18,485)
Net repayments of debt by consolidated VIE - RSO	(104,196)	(9,537)
Distributions paid on common stock	(20,978)	(19,979)
Elimination of RAI dividends received	556	505
Distributions paid on RSO common stock, after eliminations	(20,422)	(19,474)
Items included in "Net proceeds from issuance of stock by consolidated VIE - RSO":
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	17,995	24,158
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $707 and $0)	26,867	—
Subtotal - Net proceeds from issuance of stock by consolidated VIE - RSO	44,862	24,158
Items included in "Other - consolidated VIE - RSO":
Payment of debt issuance costs	(140)	(582)
Payment of equity to third party sub-note holders	(1,461)	—
Distributions paid on preferred stock	(934)	—
Subtotal - Other consolidated VIE - RSO financing activity	(2,535)	(582)
Net cash used in financing activities (excluding eliminations)	$(82,847)	$(5,940)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(17,617)	(5,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,661	$37,562
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$10,188	$8,401

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

A. RSO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment Securities
RSO classifies its investment portfolio as trading or available-for-sale.  RSO, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
RSO’s investment securities, trading are reported at fair value.  To determine fair value, RSO's management uses a dealer quote, which typically will be the dealer who sold RSO the security.  RSO has been advised that, in formulating their quotes, dealers may use recent trades in the particular security, if any, market activity in similar securities, if any, or internal valuation models.  These quotes are non-binding.  Based on how dealers develop their quotes, market liquidity and levels of trading, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.  RSO evaluates the reasonableness of the quotes it receives by applying its own valuation models.  If there is a material difference between a quote RSO receives and the value indicated by its valuation models, RSO will evaluate the difference.  As part of that evaluation, RSO will discuss the difference with the dealer, who may revise its quote based upon these discussions.  Alternatively, RSO may revise its valuation models.
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
MARCH 31, 2013
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
There were no impairment charges recorded on RSO’s investment in real estate or intangible assets during the three months ended March 31, 2013 and 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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
Consolidated VIEs (RSO is the primary beneficiary)
Based on management’s analysis, RSO is the primary beneficiary of seven VIEs at March 31, 2013: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
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
The creditors of RSO’s seven consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three months ended March 31, 2013 and 2012, RSO has provided financial support of $0 and $156,000, respectively. RSO has provided no financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of consolidated RSO VIEs as of March 31, 2013 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$41,833	$8,546	$26,439	$13,241	$16,832	$19	$710	$107,620
Investment securities available-for-sale, pledged as collateral, at fair value	7,904	6,321	11,618	955	33,906	10,950	65,899	137,553
Loans, pledged as collateral	140,141	187,390	306,837	320,144	113,700	188,853	276,731	1,533,796
Loans held for sale	1,378	2,228	—	13,800	744	—	—	18,150
Interest receivable	9	798	1,176	871	423	1,153	2,097	6,527
Prepaid assets	39	24	32	56	68	48	36	303
Principal receivable	12	—	9	—	—	—	—	21
Other assets	—	—	—	—	—	—	—	—
Total assets (2)	$191,316	$205,307	$346,111	$349,067	$165,673	$201,023	$345,473	$1,803,970

LIABILITIES
Borrowings	$174,493	$193,248	$320,699	$321,182	$149,939	$116,220	$199,233	$1,475,014
Accrued interest expense	346	82	321	1,372	234	52	121	2,528
Derivatives, at fair value	—	—	—	—	—	1,908	11,570	13,478
Accounts payable and other liabilities	140	16	32	384	837	13	1	1,423
Total liabilities	$174,979	$193,346	$321,052	$322,938	$151,010	$118,193	$210,925	$1,492,443

(1)    Includes $35.7 million available for reinvestment in certain of the CDOs.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on analysis by RSO's management, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s consolidated financial statements as of March 31, 2013. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.
LEAF
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the “Series A Preferred Stock”), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. On January 18, 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million. As of March 31, 2013, RSO's fully-diluted interest in LEAF assuming conversion was 27.5%. During the second quarter of 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,323 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO’s investment in LEAF was held at $36.4 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

RSO determined that it is not the primary beneficiary of LEAF because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 27.5% of the voting rights in the entity. Furthermore, Eos Partners, L.P.. a third-party investor, holds consent rights with respect to significant LEAF actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, RSO is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is being amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $12.6 million and $13.1 million at March 31, 2013 and December 31, 2012, respectively. RSO recognized fee income of $1.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively, With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in January 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, RSO determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, the Company liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
Real Estate Joint Ventures
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. RSO acquired the membership interests for $2.1 million. The joint venture agreement requires RSO to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. RSO provided funding of $102,000 and $233,000 for the three months ended March 31, 2013 and 2012, respectively, for these investments. Resource Real Estate Management, LLC (“RREM”), an affiliate of the Company, acts as asset manager of the venture and receives a monthly asset management fee. RSO's investment in RRE VIP Borrower, LLC at March 31, 2013 and December 31, 2012 was $1.7 million and $2.3 million, respectively. Using the equity method of accounting, RSO recognized losses of $113,000 and a gain of $1.1 million related to this investment for the three months ended March 31, 2013 and 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

On June 19, 2012, RSO entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RSO purchased a 7.5% equity interest in the venture. RSO may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500.0 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RSO’s investment in the joint venture at March 31, 2013 and December 31, 2012 was $550,000 and $526,000, respectively. Using the equity method of accounting, RSO recognized equity in earnings related to this investment of $24,000 for the three months ended March 31, 2013, respectively. No such income was recorded for the three months ended March 31, 2012.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of March 31, 2013 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CLOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$32,736	$1,548	$—	$1,686	$550	$36,520	$36,520
Intangible assets	—	—	12,589	—	—	12,589	$12,589
Total assets	32,736	1,548	12,589	1,686	550	49,109

Borrowings	—	50,861	—	—	—	50,861	N/A
Total liabilities	—	50,861	—	—	—	50,861	N/A
Net asset (liability)	$32,736	$(49,313)	$12,589	$1,686	$550	$(1,752)	N/A

(1)	RSO's maximum exposure to loss at March 31, 2013 does not exceed the carrying amount of its investment.

Other than the contingent obligation arrangement described above in connection with LEAF and the commitments RSO has to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.
C. Supplemental Cash Flow Information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,634	$17,000
Distribution on preferred stock declared but not paid	$1,311	$—
Income taxes paid in cash	$7,635	$10,103
Issuance of restricted stock	$35	$472

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

D. Investment securities - Trading - RSO
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013:
Structured notes	$16,803	$10,964	$(1,005)	$26,762
RMBS	6,025	1,426	(1,321)	6,130
Total	$22,828	$12,390	$(2,326)	$32,892

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
RSO purchased three securities and sold one security during the three months ended March 31, 2013, for a net gain of $434,000.  RSO held 15 and 13 investment securities, trading as of March 31, 2013 and December 31, 2012, respectively.

E. Investment Securities available-for-sale - RSO
If RSO finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and RSO will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on RSO's consolidated balance sheet in RSO's line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized gain (loss) and net interest income on linked transactions, net on RSO's consolidated statement of income. CMBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
CMBS	$189,990	$7,766	$(16,201)	$181,555
ABS	23,682	1,851	(712)	24,821
Corporate bonds	35,678	256	(51)	35,883
Other asset-backed	—	23	—	23
Total	$249,350	$9,896	$(16,964)	$242,282

December 31, 2012
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	26,479	1,700	(1,115)	27,064
Corporate Bonds	33,767	111	(190)	33,688
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of March 31, 2013 and December 31, 2012, $192.7 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table summarizes the estimated maturities of RSO’s CMBS, ABS, and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2013
Less than one year	$46,592	(1)	$50,319	4.30%
Greater than one year and less than five years	131,401		135,955	4.51%
Greater than five years and less than ten years	54,758		53,475	3.42%
Greater than ten years	9,531		9,601	3.70%
Total	$242,282		$249,350	4.19%

December 31, 2012
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)    RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from May 2013 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2014 to February 2022.
The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
CMBS	$42,706	$(893)	$21,498	$(15,308)	$64,204	$(16,201)
ABS	—	—	6,365	(712)	6,365	(712)
Corporate bonds	14,203	(51)	—	—	14,203	(51)
Total temporarily impaired securities	$56,909	$(944)	$27,863	$(16,020)	$84,772	$(16,964)

December 31, 2012
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	—	—	5,961	(1,115)	5,961	(1,115)
Corporate bonds	19,445	(190)	—	—	19,445	(190)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

RSO held 15 and 19 CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2013 and December 31, 2012, respectively.  RSO held nine ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of March 31, 2013 and December 31, 2012, respectively.  RSO had no corporate bonds that have been in a loss position for more than 12 months as of March 31, 2013 and December 31, 2012. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
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
At March 31, 2013 and December 31, 2012, RSO held $181.5 million and $170.8 million, respectively, (net of unrealized losses of $8.4 million and $12.0 million, respectively), of CMBS recorded at fair value.  To determine fair value, RSO uses dealer quotes which are either provided by RSO's trade or financing counterparties.
At March 31, 2013 and December 31, 2012, RSO held $24.8 million and $27.1 million, respectively, (net of unrealized gains of $1.1 million and $574,000, respectively), of ABS recorded at fair value.  To determine their fair value, RSO uses dealer quotes.
At March 31, 2013 and December 31, 2012, RSO held $35.9 million and $33.7 million, respectively, (net of unrealized losses of $206,000 and losses of $67,000, respectively), of corporate bonds recorded at fair value. To determine their fair value, RSO uses dealer quotes.
 RSO’s securities classified as available-for-sale have increased in fair value on a net basis as of March 31, 2013 as compared to December 31, 2012, primarily due to improving dealer marks and new purchases in 2013. RSO performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three months ended March 31, 2013 and 2012, RSO did not recognize any other-than-temporary impairment on positions that supported RSO's CMBS investment.
During the three months ended March 31, 2013, RSO sold two corporate bond positions with a total par value of $700,000 and recognized a gain of $18,000, During the three months ended March 31, 2012, RSO sold three corporate bond positions with a total par value of $1.4 million, and recognized a gain $27,000. During the three months ended March 31, 2012, RSO had one corporate bond positions redeemed with a total par value of $182,000, and recognized a gain of $39,000. There were no such redemptions during the three months ended March 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in RSO’s investment portfolio.  At March 31, 2013 and December 31, 2012, the aggregate discount due to interest rate changes exceeded the aggregate premium on RSO’s CMBS by approximately $7.6 million and $8.0 million, respectively.  At March 31, 2013 and December 31, 2012, the aggregate discount on RSO’s ABS portfolio was $2.9 million and $3.1 million, respectively.  There were no premiums on RSO’s ABS investment portfolio at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, the aggregate premium on RSO’s corporate bond portfolio was $425,000 and $608,000, respectively.
F. Investment in real estate - RSO
The table below summarizes RSO’s investments in real estate (in thousands):

	As of March 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$42,538	2	$42,179	2
Office property	10,149	1	10,149	1
Hotel property	25,668	1	25,608	1
Subtotal	78,355		77,936
Less: Accumulated depreciation	(3,213)		(2,550)
Investments in real estate	$75,142		$75,386
During the three months ended March 31, 2013, RSO made no acquisitions. During the year ended December 31, 2012, RSO foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had an occupancy rate of 75% at acquisition.
The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands). There were no such acquisitions during the three months ended March 31, 2013.

Description	December 31, 2012
Assets acquired:
Investments in real estate	$25,500
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

G. Loans held for investment - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
March 31, 2013
Bank loans (3)	$1,114,684	$(20,501)	$1,094,183
Commercial real estate loans:
Whole loans	552,449	(2,035)	550,414
B notes	16,399	(106)	16,293
Mezzanine loans	82,967	(191)	82,776
Total commercial real estate loans	651,815	(2,332)	649,483
Subtotal loans before allowances	1,766,499	(22,833)	1,743,666
Allowance for loan loss	(16,976)	—	(16,976)
Total	$1,749,523	$(22,833)	$1,726,690

December 31, 2012
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $375,000 and $450,000 and deferred upfront fees of $310,000 and $334,000 being amortized over the life of the bank loans as of March 31, 2013 and December 31, 2012, respectively.  Amounts include loan origination fees of $2.0 million and $1.9 million and loan extension fees of $194,000 and $214,000 being amortized over the life of the commercial real estate loans as of March 31, 2013 and December 31, 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2013 and December 31, 2012, respectively.

(3)	Amounts include $18.2 million and $14.9 million of bank loans held for sale at March 31, 2013 and December 31, 2012, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.
At March 31, 2013 and December 31, 2012, approximately 48.1% and 47.7%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 8.1% and 7.9%, respectively, in Arizona; and approximately 11.0% and 11.1%, respectively, in Texas.  At March 31, 2013 and December 31, 2012, approximately 14.2% and 13.2%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At March 31, 2013, RSO’s bank loan portfolio consisted of $1.1 billion (net of allowance of $7.8 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and three month LIBOR plus 10.5% with maturity dates ranging from December 2013 to March 2021.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

At December 31, 2012, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August 2013 to January 2021.
The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	March 31, 2013	December 31, 2012
Less than one year	$31,046	$10,028
Greater than one year and less than five years	687,786	821,568
Five years or greater	375,351	361,718
	$1,094,183	$1,193,314

The following is a summary of RSO’s commercial real estate loans held for investment (dollars in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2013:
Whole loans, floating rate (1) (5)	35	$550,414	LIBOR plus 2.50% to LIBOR plus 5.5%	June 2013 to February 2019
B notes, fixed rate	1	16,293	8.68%	April 2016
Mezzanine loans, floating rate	2	15,848	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,928	0.50% to 20.00%	September 2014 to September 2019
Total (2)	41	$649,483

December 31, 2012:
Whole loans, floating rate (1) (4) (5) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $9.5 million and $8.9 million in unfunded loan commitments as of March 31, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers request additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $9.2 million and $8.0 million as of March 31, 2013 and December 31, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15% as of December 31, 2012.

(5)	Floating rate whole loans include a $1.0 million portion of a whole loan that has a fixed rate of 10% as of March 31, 2013 and December 31, 2012, respectively.

(6)	Amount includes $34.0 million from two whole loans that were classified as loans held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.5% which is deferred until maturity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
March 31, 2013
B notes	$—	$—	$16,293	$16,293
Mezzanine loans	5,331	20,710	56,735	82,776
Whole loans	3,312	—	547,102	550,414
Total (1)	$8,643	$20,710	$620,130	$649,483

December 31, 2012
B notes	$—	$—	$16,327	$16,327
Mezzanine loans	5,328	20,694	56,764	82,786
Whole loans	71,799	—	496,139	567,938
Total (1)	$77,127	$20,694	$569,230	$667,051

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
March 31, 2013:
B notes	$219	1.29%
Mezzanine loans	914	5.38%
Whole loans	8,022	47.26%
Bank loans	7,821	46.07%
Total	$16,976

December 31, 2012:
B notes	$206	1.17%
Mezzanine loans	860	4.85%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of March 31, 2013, RSO had recorded an allowance for loan losses of $17.0 million consisting of a $7.8 million allowance on RSO’s bank loan portfolio and a $9.2 million allowance on RSO’s commercial real estate portfolio as a result of the provisions taken on five bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios. The whole loan allowance increased $1.1 million from $6.9 million as of December 31, 2012 to $8.0 million as of March 31, 2013 as a result of a specific provision taken on one commercial real estate loan.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

H. Investments in unconsolidated entities - RSO
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's unanimous approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, RSO determined that there was joint control and, therefore, neither RSO nor its joint venture partner will consolidate LCF.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM, was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. For the three months ended March 31, 2013, RSO recorded earnings of $24,000, which were recorded in equity in net losses of unconsolidated subsidiaries on RSO's consolidated statement of income.  There were no such income for the three months ended March 31, 2012. The investment balance of $550,000 and $526,000 at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
On November 16, 2011, RSO and the Company, entered into a SPA with Eos Partners, L.P.  In exchange for RSO's prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF.  RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During the second quarter of 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,323 shares of newly issued Series E Preferred Stock for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO accrued $207,000 on the Series E Preferred Stock shares to date. RSO's fully-diluted basis assuming conversion is 27.5%. RSO’s interest in the investment is accounted for under the equity method.  RSO recorded losses of $336,000 for the three months ended March 31, 2013, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statements of income. RSO recorded no income or losses for the three months ended March 31, 2012. RSO’s investment in LEAF was carried at $36.4 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively.
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds RSO's interests in a real estate joint venture) from the Company at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  RSO acquired the membership interests for $2.1 million. The agreement requires RSO to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2013, RSO paid RREM management fees of $8,000 and $12,000, respectively. For the three months ended March 31, 2013 and 2012, RSO recorded losses of $113,000 and a gain of $1.1 million, respectively, which was recorded in equity in net (losses) earnings of unconsolidated subsidiaries on the RSO consolidated statement of income.  The investment balance of $1.7 million and $2.3 million at March 31, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II and determined it was not the primary beneficiary of either trust. RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2013 and 2012, RSO recognized $593,000 and $631,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $47,000 and $45,000, respectively, of amortization of deferred debt issuance costs.  RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

I. Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
March 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	1,261	(219)	—	1,042
Loans charged-off	(92)	(1,665)	—	(1,757)
Allowance for losses at March 31, 2013	$9,155	$7,821	$—	$16,976
Ending balance:
Individually evaluated for impairment	$3,311	$2,607	$—	$5,918
Collectively evaluated for impairment	$5,844	$5,214	$—	$11,058
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$180,262	$3,896	$7,860	$192,018
Collectively evaluated for impairment	$469,221	$1,090,287	$—	$1,559,508
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$751
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2013
Bank loans	$979,854	$43,387	$32,626	$16,270	$3,896	$18,150	$1,094,183

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of RSO’s bank loans are performing with the exception of four loans with an amortized cost of $3.9 million as of March 31, 2013. There were no additional defaults during the three months ended March 31, 2013 As of December 31, 2012, all of RSO's bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted on December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2013
Whole loans	$497,052	$—	$53,362	$—	$—	$550,414
B notes	16,293	—	—	—	—	16,293
Mezzanine loans	44,704	—	38,072	—	—	82,776
	$558,049	$—	$91,434	$—	$—	$649,483

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of RSO’s commercial real estate loans were performing as of March 31, 2013 and March 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2013:
Whole loans	$—	$—	$—	$—	$550,414	$550,414	$—
B notes	—	—	—	—	16,293	16,293	—
Mezzanine loans	—	—	—	—	82,776	82,776	—
Bank loans	—	1,553	2,343	3,896	1,090,287	1,094,183	—
Loans receivable- related party	—	—	—	—	7,860	7,860	—
Total loans	$—	$1,553	$2,343	$3,896	$1,747,630	$1,751,526	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Impaired Loans
The following tables show impaired loans in the categories indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$116,628	$116,628	$—	$115,037	$4,515
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	675
Bank loans	—	—	—	—	—
Loans receivable - related party	6,289	6,289	—	—	178
Loans with a specific valuation allowance:
Whole loans	24,313	24,313	(3,313)	22,872	995
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	3,896	3,896	(2,607)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$140,941	$140,941	$(3,313)	$137,909	$5,510
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	675
Bank loans	3,896	3,896	(2,607)	—	—
Loans receivable - related party	6,289	6,289	—	—	178
	$189,198	$189,198	$(5,920)	$175,981	$6,363

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	—	—	—	—	—
Loans receivable - related party	6,754	6,754	—	—	851
Loans with a specific valuation allowance:
Whole loans	23,142	23,142	(2,142)	22,576	801
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2013:
Whole loans	6	$153,958	$136,672
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	8	$199,827	$182,541

Three Months Ended March 31, 2012:
Whole loans	4	$133,955	$115,894
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	5	$141,752	$123,691
As of March 31, 2013 and 2012, there were no troubled-debt restructurings that subsequently defaulted.
J. Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of preferred equity and began consolidating Whitney CLO I, one of the RCAM CLOs. As a result of this transaction and the consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain/(loss) on consolidation in the RSO consolidated statement of income during the year ended December 31, 2012. In May 2013, RSO purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. RSO expects to record amortization expense on intangible assets of approximately $1.9 million for the year ended December 31, 2013, and $1.8 million for the years ended December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.5 years and 8.7 years at March 31, 2013 and December 31, 2012, respectively and the accumulated amortization was $11.0 million and $10.5 million at March 31, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table summarizes intangible assets at March 31, 2013 and December 31, 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Assets
March 31, 2013:
Investment in RCAM	$21,213	$(8,624)	$12,589
Investments in real estate:
In-place leases	2,461	(2,394)	67
Above (below) market leases	29	(25)	4
	2,490	(2,419)	71
Total intangible assets	$23,703	$(11,043)	$12,660

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192
For the three months ended March 31, 2013 and 2012, RSO recognized $1.4 million and $1.9 million, respectively, of fee income related to the investment in RCAM.
K. Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at March 31, 2013 and December 31, 2012 is summarized in the following table (in thousands, except percentages):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
March 31, 2013:
RREF CDO 2006-1 Senior Notes (1)	$116,220	1.64%	33.4 years	$200,401
RREF CDO 2007-1 Senior Notes (2)	199,233	0.83%	33.5 years	344,963
Apidos CDO I Senior Notes (3)	174,493	1.14%	4.3 years	189,304
Apidos CDO III Senior Notes (4)	193,248	0.80%	7.2 years	204,281
Apidos Cinco CDO Senior Notes (5)	320,699	0.80%	7.1 years	345,983
Apidos CLO VIII Senior Notes (6)	301,606	2.13%	8.6 years	353,860
Apidos CLO VIII Securitized Borrowings (11)	19,576	15.27%	8.6 years	—
Whitney CLO I Senior Notes(10)	144,190	1.85%	3.9 years	164,267
Whitney CLO I Securitized Borrowings (11)	5,749	9.09%	3.9 years	—
Unsecured Junior Subordinated Debentures (7)	50,861	4.24%	23.4 years	—
Repurchase Agreements (8)	110,365	2.19%	18 days	148,545
Mortgage Payable (9)	13,600	4.15%	5.3 years	18,100
Total	$1,649,840	1.66%	11.9 years	$1,969,704

December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (11)	20,047	15.27%	8.8 years	—
Whitney CLO I Senior Notes(10)	171,555	1.82%	4.2 years	191,704
Whitney CLO I Securitized Borrowings (11)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable (9)	13,600	4.17%	5.6 years	18,100
Total	$1,785,600	1.62%	12.5 years	$2,089,296

(1)
Amount represents principal outstanding of $116.7 million and $146.4 million less unamortized issuance costs of $499,000 and $728,000 as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $200.4 million and $227.4 million less unamortized issuance costs of $1.1 million and $1.4 million as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $174.6 million and $203.2 million less unamortized issuance costs of $148,000 and $274,000 as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $193.7 million and $222.0 million less unamortized issuance costs of $474,000 and $659,000 as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2006.

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.3 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2007.

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.5 million and $4.7 million, and less unamortized discounts of $11.5 million and $11.9 million as of March 31, 2013 and December 31, 2012, respectively.  This CDO transaction closed in October 2011. Apidos CLO VIII was called and the notes were paid in full in October 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $44.1 million and $47.5 million less unamortized deferred debt costs of $117,000 and $23,000 plus accrued interest costs of $24,000 and $37,000 related to CMBS repurchase facilities as of March 31, 2013 and December 31, 2012, respectively, and principal outstanding of $64.4 million and $59.1 million less unamortized deferred debt costs of $219,000 and $348,000 plus accrued interest costs of $87,000 and $79,000 related to CRE repurchase facilities as of March 31, 2013 and December 31, 2012. Amount does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At March 31, 2013 and December 31, 2012, RSO had repurchase agreements of $53.6 million and $20.4 million, respectively, that were linked to CMBS purchases and accounted for as Linked Transactions, and, as such, the linked repurchase agreements are not included in the above table.

(9)	Amount represents principal outstanding of $13.6 million as of March 31, 2013 and December 31, 2012, respectively. This real estate transaction closed in August 2011.

(10)
Amount represents principal outstanding of $146.3 million less unamortized discounts of $2.1 million as of December 31, 2012. In September 2013, the Company called and liquidated Whitney CLO I. As a result, substantially all of the remaining assets were sold and the balance on the outstanding notes totaling $20.9 million was paid down.

(11)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate, Inc. ("RCC Real Estate"), a wholly owned subsidiary of RSO, purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $41.6 million of Class A-1 notes have been paid down and $50.0 million of the class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.42%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.83% and 0.81% at March 31, 2013 and December 31, 2012, respectively.
There was no repurchase of notes in RREF CDO-2007-1 during the three months ended March 31, 2013.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and 100% of the class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $75.4 million of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.84%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.64% and 1.42% at March 31, 2013 and December 31, 2012, respectively.
There was no repurchase of notes in RREF CDO-2006-1 during the three months ended March 31, 2013.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I, for a total interest of 68.3% in the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
The balance of senior notes issued to investors when RSO acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.8 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.1%; (viii) $14.4 million of class B-1LB notes bearing interest at LIBOR plus 1.00%. All of the notes issued mature on March 1, 2017. RSO has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 1.82% at March 31, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.5%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.0%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.5%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.5%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.1% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.5%. All of the notes issued mature on October 17, 2021, although RSO has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.13% and 2.16% at March 31, 2013 and December 31, 2012, respectively. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.82% at March 31, 2013 and December 31, 2012, respectively.
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
At closing, the senior notes issued to investors by Apidos CDO III consisted of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.80% and 0.80% at March 31, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $68.8 million of Class A-1 notes have been paid down.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
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
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.14% and 1.07% at March 31, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2013, $144.9 million of Class A-1 Notes have been paid down.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2013 were $334,000 and $353,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at March 31, 2013, were 4.23% and 4.25%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Repurchase and Credit Facilities
CMBS – Term Repurchase Facility
In February 2011, the registrant's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc.(collectively, the "RSO Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RSO Subsidiaries and Wells Fargo agree to transfer from the RSO Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RSO Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RSO Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RSO Subsidiaries to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.29% plus a .25% initial structuring fee and a .25% extension fee upon exercise. On February 1, 2013, RSO exercised the option to extend the 2011 Facility to January 31, 2014 and negotiated another one year option to extend to January 31, 2015. The RSO Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “ 2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RSO Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty  includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants as of March 31, 2013.
At March 31, 2013, RCC Real Estate and RCC Commercial had borrowed $44.1 million (net of $117,000 of deferred debt issuance costs), all of which the RSO Subsidiaries had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $52.3 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.48%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which the RSO subsidiaries had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.53%. At March 31, 2013 and December 31, 2012, RSO also had repurchase agreements of $15.7 million and $20.4 million, respectively that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. At December 31, 2012, RSO also had repurchase agreements of $12.2 million, with a weighted average interest rate of one-month LIBOR plus 1.42% or 1.60%, respectively. The borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $14.6 million as of December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Wells Fargo Bank, National Association (2)	$10,345	18	1.48%

December 31, 2012:
Wells Fargo Bank, National Association (2)	$10,722	18	1.53%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$13.3 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2013 and December 31, 2012, respectively.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  RSO paid an origination fee of 37.5 basis points (0.375)%.  RSO guaranteed RCC Real Estate’s performance of its obligations under the 2012 Facility.  On April 2, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension. At March 31, 2013, RCC Real Estate had borrowed $64.1 million (net of $219,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At March 31, 2013, borrowings under the 2012 Facility were secured by several commercial real estate loans with an estimated fair value of $93.1 million and a weighted average interest rate of one-month LIBOR plus 2.50%, or 2.70%. At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the 2012 Facility were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Companies to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty  includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of March 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Wells Fargo Bank, National Association	$28,831	18	2.70%

December 31, 2012:
Wells Fargo Bank, National Association	$26,332	18	2.88%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
On July 19, 2013, RCC Real Estate's wholly owned subsidiary, RCC Real Estate SPE 5 ("SPE 5") entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility has a maximum amount of $200 million and an initial 12 month term with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. RSO paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. RSO guaranteed SPE 5's performance of its obligations under the DB Facility.
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
RSO was in compliance with all debt covenants as of March 31, 2013.
CRE - Repurchase Facility
On March 8, 2005, the Company entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of commercial real estate loans. The Company guaranteed RCC Real Estate's performance of its obligations under the repurchase agreement. There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of one-month LIBOR plus 3.25%.   The Company had repaid all borrowings under this agreement as of March 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Short-Term Repurchase Agreements
On November 6, 2012, RSO entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At March 31, 2013, RCC Real Estate had borrowed $13.5 million, all of which RSO had guaranteed. At March 31. 2013, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $20.2 million and a weighted average interest rate of one-month LIBOR plus 0.86%, or 1.07%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.
The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013
JP Morgan Securities, LLC (2)	$6,965	12	1.07%

December 31, 2012:
JP Morgan Securities, LLC (2)	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$13.5 million and $4.7 million linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2013 and December 31, 2012.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At March 31, 2013, RCC Real Estate had borrowed $19.0 million, all of which RSO had guaranteed.  At March 31, 2013, borrowings under the repurchase agreement were secured by seven CMBS bond with an estimated fair value of $27.4 million and a weighted average interest rate of one-month LIBOR plus 1.05%, or 1.25%. At December 31, 2012, RCC Real Estate had borrowed $5.4 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by two CMBS bonds with an estimated fair value of $8.5 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013
Wells Fargo Securities, LLC (2)	$8,837	1	1.25%

December 31, 2012:
Wells Fargo Securities, LLC (2)	$1,956	28	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$16.8 million and $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At March 31, 2013, RCC Real Estate had borrowed $9.9 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At March 31, 2013, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $15.2 million and a weighted average interest rate of one-month LIBOR plus 1.08%, or 1.28%.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2013:
Deutsche Bank Securities, Inc.	$5,360	15	1.28%

December 31, 2012:
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
Mortgage Payable
On August 1, 2011, RSO, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, RSO entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  As of March 31, 2013 and December 31, 2012, the borrowing rate was 4.15% and 4.17%.
L. Related party transactions - RSO
Relationship with LEAF.  LEAF originates and manages equipment leases and notes on behalf of RSO.
On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan is current and performing with balances outstanding at March 31, 2013 and December 31, 2012 of $6.3 million and $6.8 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Relationship with CVC Credit Partners. On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five CLO holdings of approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2013 and 2012, CVC Credit Partners earned subordinated fees of $181,000 and $207,000, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole earlier this year in February 2013.
Relationship with Resource Real Estate. On June 21, 2011, RSO entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  RSO purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   RSO received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  RSO held a $1.3 million and $1.2 million preferred equity investment in SLH Partners as of March 31, 2013 and December 31, 2012, respectively.
Relationship with TBBK.  Walter Beach, a director of TBBK since 1999, has also served as a director of RSO since March 2005. On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The note matured on June 30, 2012 and was not renewed. There were no outstanding borrowings as of March 31, 2013 or December 31, 2012.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2013 and 2012, RSO paid Ledgewood $46,000 and $33,000, respectively, in connection with legal services rendered to RSO.
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
MARCH 31, 2013
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

	Level 1	Level 2	Level 3	Total
March 31, 2013:
Assets:
Investment securities, trading	$—	$—	$32,892	$32,892
Investment securities available-for-sale	11,397	113,378	117,507	242,282
CMBS - linked transactions	—	10,808	11,647	22,455
Total assets at fair value	$11,397	$124,186	$162,046	$297,629

Liabilities:
Derivatives (net)	$—	$558	$13,478	$14,036
Total liabilities at fair value	$—	$558	$13,478	$14,036

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	$—	$610	$14,077	$14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687
The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$116,148
Total gains or losses (realized/unrealized):
Included in earnings	1,564
Purchases	46,980
Sales	(3,249)
Paydowns	(1,632)
Unrealized gains (losses) – included in accumulated other comprehensive income	2,235
Transfers from level 2	—
Ending balance, March 31, 2013	$162,046
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$14,077
Unrealized gains – included in accumulated other comprehensive income	(599)
Ending balance, March 31, 2013	$13,478
RSO had $21,000 and $139,000 of impairment losses included in earnings due to the other-than-temporary impairment charges on one asset during each of the three months ended March 31, 2013 and 2012, respectively. These losses are included in the RSO consolidated statements of income as net impairment losses recognized in earnings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2013
(unaudited)

Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in RSO's interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for both the three months ended March 31, 2013 and 2012 was $1.3 million and is included in RSO's consolidated statements of income as provision for loan losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013:
Assets:
Loans held for sale	$—	$18,150	$—	$18,150
Total assets at fair value	$—	$18,150	$—	$18,150

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$(14,036)	Discounted cash flow	Weighted average credit spreads	5.01%
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
MARCH 31, 2013
(unaudited)

The fair values of RSO’s remaining financial instruments that are not reported at fair value on the RSO consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Loans held-for-investment	$1,708,540	$1,728,878	$—	$1,086,102	$642,776
Loans receivable-related party	$7,860	$7,860	$—	$—	$7,860
CDO notes	$1,475,014	$1,295,372	$—	$1,295,372	$—
Junior subordinated notes	$50,861	$17,355	$—	$—	$17,355
Repurchase agreement	$110,365	$110,365	$—	$—	$110,365

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreement	$106,303	$106,303	$—	$—	$106,303

NOTE 19 – SUBSEQUENT EVENTS
In October 2013, RSO closed and issued $115.0 million aggregate principal amount of its 6% convertible senior notes due 2018, which included an additional $15.0 million aggregate principal amount of the notes to cover over-allotments. RSO received net proceeds of approximately $111.1 million after payment of underwriting discounts and commissions and other offering expenses.
RSO's consolidated CLO Apidos VIII’s non-call period ended on October 17, 2013, at which time all assets were liquidated and all outstanding notes were paid off.
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
Overview
On September 19, 2013, our Audit Committee of the Board of Directors concluded that it was necessary to restate the audited financial statements set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and the unaudited financial statements in our Quarterly Reports on Form 10-Q for each of the quarters ended December 31, 2012, March 31, 2013 and June 30, 2013 to consolidate Resource Capital Corp. (NYSE: RSO), or RSO, which the Company previously treated as an unconsolidated variable interest entity. We also determined to change our fiscal year end from September 30th to December 31st to conform to the fiscal year of RSO. Accordingly, we filed an amended Quarterly Report on Form 10Q-T which reflects the restated unaudited consolidated balance sheet as of December 31, 2012.
The impact of the consolidation is significant to the presentation of our financial statements but is not material to our financial condition or net cash flows. See Note 2, “Restatement,” and Note 18, “Variable Interest Entities” of the notes to our consolidated financial statements in Item 1 of this report.
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

Back to Index

Back to Index

In our financial fund management segment, our recent focus has primarily been the sponsorship and management of collateralized debt and loan obligation issuers, or CDOs and CLOs. On April 17, 2012, we completed the sale of 100% of our equity interests in Apidos Capital Management, LLC, or Apidos, our CLO management subsidiary, to CVC Capital Partners SICAV-FIS, S.A., a private equity firm, or CVC. In connection with the transaction, we received (a) $25.0 million in cash before transaction costs, (b) partnership interests in a joint venture, CVC Credit Partners, L.P., or CVC Credit Partners, that includes the Apidos portfolios as well as the portfolios contributed by CVC, and (c) we retained a preferred equity interest which entitles us to receive 75% of the incentive management fees from the legacy Apidos portfolios that were previously managed by us and are now managed by CVC Credit Partners. We recorded a $54.5 million net gain on the sale during 2012. Through this joint venture, we have closed four CLOs (total of approximately $1.8 billion par value) since its formation last year. In September 2013, CVC Credit Partners completed a public offering of Credit Partners European Opportunities Limited, an investment vehicle providing investors access to the sub-investment grade European debt markets. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares will trade under the symbol "CCPE" and Sterling denominated shares will trade under the symbol "CCPG" on the London Stock Exchange.
We currently account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $ $2.9 million during the three months ended March 31, 2013 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
We recorded consolidated net income attributable to common shareholders of $496,000 for the three months ended March 31, 2013.

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

Assets Under Management
We increased our assets under management by $2.3 billion to $15.3 billion at March 31, 2013 from $13.0 billion at March 31, 2012. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	March 31,		Increase (Decrease)
	2013	2012	Amount	Percentage
Financial fund management (2)	$12,988	$10,868	$2,120	20%
Real estate	1,822	1,633	189	12%
Commercial finance	527	537	(10)	(2)%
	$15,337	$13,038	$2,299	18%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

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

Back to Index

Employees
As of March 31, 2013, we had 608 full-time employees, an increase of 45 or (8%), from 563 employees at March 31, 2012, including an increase of 51 employees at our property management subsidiary. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management (1)	Corporate/ Other (2)
March 31, 2013
Investment professionals	56	42	11	3
Other	69	19	13	37
	125	61	24	40
Property management	483	483	—	—
Total	608	544	24	40

March 31, 2012
Investment professionals	65	38	25	2
Other	66	19	12	35
	131	57	37	37
Property management	432	432	—	—
Total	563	489	37	37

(1)	Decrease due to the April 2012 deconsolidation of Apidos as a result of the transaction with CVC.

(2)	Due to the LEAF deconsolidation in November 2011, we no longer have commercial finance employees.

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(Restated)	(Restated)
Fund management revenues (1)	$7,968	$9,397
Finance and rental revenues (2)	2,005	1,986
RSO management fees (3)	2,574	3,376
Gains on sale of investments (4)	1,606	—
Other revenues (5)	1,296	21
	15,449	14,780
Revenues from consolidated VIE - RSO	30,578	28,726
Elimination of consolidated revenues attributed to operating segments	(2,700)	(3,510)
	$43,327	$39,996

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

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Management fees:
Asset management fees	$2,594	$1,847
Resource Residential property management fees	2,233	1,570
RSO management fees	2,193	2,007
	7,020	5,424
Other:
Rental property income and revenues of consolidated real estate VIE (1)	949	946
Master lease revenues	1,056	1,040
Fee income from sponsorship of investment entities	689	2,271
Gains and fees on resolution of loans and other property interests	1,606	—
Equity in earnings of unconsolidated entities	20	35
	$11,340	$9,716
Costs and expenses:
General and administrative expenses	$4,693	$3,760
Resource Residential property management expenses	2,355	1,748
Master lease expenses	1,579	1,042
Rental property expenses and expenses of consolidated real estate VIE (1)	813	857
	$9,440	$7,407

(1)
We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity. The real estate VIE was deconsolidated upon the sale of the property underlying our interest in the entity.

Revenues − Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
Revenues from our real estate operations increased $1.6 million for the three months ended March 31, 2013.  We attribute the increases primarily to the following:
Management fees - increased by $1.6 million, principally due to the following:

•	a $747,000 increase in asset management fees, reflecting a $626.000 increase in broker-dealer manager fees earned in conjunction with raising funds for RRE Opportunity REIT;

•
a $663,000 increase in property management fees earned by our property manager, Resource Real Estate Management, Inc., or Resource Residential, reflecting a 2,484 unit increase (15%) in multifamily units under management to 18,997 units at March 31, 2013 from 16,513 units at March 31, 2012; and

•
a $186,000 increase in RSO management fees. The base management fee increased by $668,000 due to an increase in the equity of RSO upon which this fee is based. We also earned incentive management fees of $0 and$482,000 for the three months ended March 31, 2013 and 2012, respectively. The incentive management fees are based on the adjusted operating earnings of RSO, which varies from period to period.

Other revenues - increased by $28,000 for the three months ended March 31, 2013, principally due to the following:

•
a $1.6 million increase in gains and fees on resolution of loans and investment entities for the three months ended March 31, 2013. In January 2013, we sold our 10% interest in a real estate joint venture and recognized a gain of $1.6 million;

These increases were offset, in part, by

•	a $1.6 million decrease in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during the three months ended March 31, 2013, we earned $689,000 in fees primarily from the following activities:

•	the acquisition of two properties (valued at $18.6 million); and

•	the sale of two properties (valued at $13.0 million).

Back to Index

Back to Index

In comparison, during the three months ended March 31, 2012, we earned $2.3 million in fees primarily from the following activities:

•	the acquisition of two properties and two loans (valued at $38.2 million); and

•	the sale of one property, including a promoted return of $1.2 million.

•	a $15,000 decrease in equity in earnings of unconsolidated entities. During the three months ended March 31, 2013, we earned equity income of $20,000.
Costs and Expenses − Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
Costs and expenses of our real estate operations increased $2.0 million (27%). We attribute these changes primarily to the following:

•
a $933,000 in general and administrative expenses principally related to a $827,000 increase in wages and benefits. The three months ended March 31, 2013, we allocated an additional $513,000 of corporate wages and benefits to our real estate segment in conjunction with the increase in its operating activities as well as the additional staffing required to manage the increased properties under management and to enhance our fundraising capabilities at our broker-dealer, Resource Securities, Inc.; and

•
a $607,000 increase in Resource Residential expenses, primarily due to increased wages and benefits as well as information technology expenses due to the increased number of properties under management.

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

Back to Index

Back to Index

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
Our financial fund management operations historically have depended upon our ability to sponsor and manage CLO and CDO issuers. During the past several years, the market for CDOs had been non-existent and had been extremely limited for CLOs. Beginning in late 2011, the market for CLO issuances improved dramatically. As a result, in October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since fiscal 2007. Since its formation, CVC Credit Partners has closed four CLOs with a combined par value of approximately $1.8 billion. Subsequent to March 31, 2013, CVC Credit Partners completed a public offering of Credit Partners European Opportunities Limited ($473.0 million) which will invest in sub-investment grade European debt securities.
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

Back to Index

Back to Index

Under our former Apidos business, we derived revenues through base and subordinate management fees. Base management fees varied by CLO issuer (ranged between 0.01% and 0.15% of the aggregate principal balance of eligible collateral held by the CLO issuers). Subordinate management fees, which also varied by CLO issuer (ranged between 0.04% and 0.40% of the aggregate principal balance of eligible collateral held by the CLO issuers), were subordinated to debt service payments on the CLOs. Though we are entitled to receive such fees, which are also subordinate to debt service payments, we did not receive any such fees in the three months ended March 31, 2013 and 2012. In connection with the sale of Apidos, we retained the right to 75% of the incentive management fees earned by the legacy Apidos CLOs.  In January 2013, we received $409,000 for our share of the incentive fee payments from three of the legacy Apidos CLOs.
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

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Fund management fees	$733	$3,688
Fund management fees - incentive	409	—
RSO management fees - trading portfolio	226	840
RSO management fees	155	529
Structuring and placement fees	—	—
Introductory agent fees	331	569
Equity in earnings of unconsolidated CDO issuers	227	215
Equity in earnings of CVC Credit Partners	582	—
Gains, net, on trading securities	1,276	—
Other revenues	20	21
	3,959	5,862
Total limited and general partner interests	328	442
	$4,287	$6,304

Costs and expenses	$2,528	$4,379
Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.
Revenues − Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012
Revenues from our financial fund management operations increased $2.0 million (32%) to $4.3 million for the three months ended March 31, 2013 from $6.3 million for the three months ended March 31, 2012. We attribute the increase primarily to the following:

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

Theses decreases were offset by the following:

•	a $1.3 million increase in realized and unrealized gains and interest recorded on our trading securities purchased since April 2012;

•	a $582,000 increase in earnings in unconsolidated entities reflecting the results of our joint venture partnership with CVC Credit Partners which commenced in April 2012; and

•	a $409,000 increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs.

Back to Index

Back to Index

Costs and Expenses − Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012    Costs and expenses of our financial fund management operations decreased $1.9 million (42%) for the three months ended March 31, 2013. We attribute the decrease primarily to the following:

•
a $2.1 million decrease in general and administrative expenses primarily related to a $1.9 million decrease in wage and benefits due to the reduced number of employees in connection with the sale of Apidos; offset in part by

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
The commercial finance assets we manage through LEAF increased by $10.0 million to $527.0 million as compared to $537.0 million at March 31, 2012. This increase reflects a $154.0 million reduction in assets we managed for our four investment partnerships due to the natural runoff of the lease portfolios, which was offset by a $144.0 million increase in the LEAF portfolio. As of March 31, 2013, LEAF managed approximately 55,000 leases and loans for itself and our investment partnerships, with an average original finance value of $24,000 and an average term of 57 months, as compared to approximately 58,000 leases and loans with an average original finance value of $26,000 and an average term of 58 months as of March 31, 2012.
The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

	March 31,
	2013	2012
LEAF	$413	$269
Commercial finance investment partnerships	114	268
	$527	$537

(1)	For information on how we calculate assets under management, see - “Assets under Management”, above.
During 2012, our share of LEAF's losses reduced our investment in that entity to zero, such that we will not incur any additional equity losses in LEAF. However, we continue to record our share of any charges that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
We continue to consolidate the operating results of LEAF Financial. Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $618,000 of fund management fees from these entities during the three months ended March 31, 2013, respectively, and $1.2 million during the three months ended March 31, 2012, respectively.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Equity in losses of investment entities	$(173)	$(87)
Equity in losses of LEAF	(5)	(1,153)
	(178)	(1,240)
Costs and expenses:
General and administrative expenses - wages and benefit costs	$33	$49
General and administrative expenses - other	12	181
	$45	$230

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
The following summarizes the operating activities of RSO for the three months ended March 31, 2013 and 2012 (in thousands):

Total interest income	$33,320	$29,849
Interest expense	11,165	8,383
Net interest income	22,155	21,466
Other revenues	8,423	7,260
Total revenue	30,578	28,726

Operating expenses	17,950	14,245
Net income	$12,628	$14,481
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs were $2.2 million for the three months ended March 31, 2013, a decrease of $314,000 (13%) as compared to $2.5 million for the three months ended March 31, 2012. The decrease reflects the increased allocation of corporate general and administrative costs to our operating segments, principally real estate, in conjunction with the increase in the respective operating activities in those entities. During the three months ended March 31, 2013, we allocated $513,000 of additional wages to our real estate segment.
Restructuring Expenses
We recorded a $365,000 charge restructuring during the three months ended March 31, 2012 consisting of severance and benefits for terminated employees. The decrease in staffing levels reflected our decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Commercial finance:
Receivables from managed entities	$2,863	$2,865
Leases, loans and future payment card receivables	(3)	(6)
Real estate:
Receivables from managed entities	(2,533)	98
Rent receivables	11	5
	$338	$2,962

Back to Index

Back to Index

We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $2.9 million for the three months ended March 31, 2013 and 2012, respectively. As a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision previously recorded. Additionally, due to increases in projected cash flows of the real estate investment partnerships, we reversed an additional $1.5 million provision for credit losses during the three months ended March 31, 2013.
Depreciation and Amortization
Depreciation expense decreased by $119,000 for the three months ended March 31, 2013 as compared to the prior year period. The following table reflects the detail of our depreciation expense (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Real estate property investments	$180	$234
Other operating segments depreciation on fixed assets	236	301
Total depreciation expense	$416	$535
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs as well as discounts related the value of the warrants issued to the original holders of our Senior Notes. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Corporate	$296	$396
Real estate	197	213
Commercial finance	1	36
	$494	$645
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended
	March 31,
	2013	2012
Corporate facilities
Senior Notes: (1)
Average borrowings	$10.0	$10.0
Average interest rates	9.0%	9.0%

Secured credit facilities (and TD Bank term note in 2012):
Average borrowings	$0.6	$5.3
Average interest rates	3.2%	6.0%

(1)
In November 2011, we refinanced the Senior Notes through a partial redemption and modification, which reduced the principal balance outstanding from $18.8 million to $10.0 million and reduced the interest rate from 12% to 9%.

As a result of the reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the three months ended March 31, 2013 decreased by $100,000 as compared to the same period in the prior year.

Back to Index

Back to Index

Other Income
The following table details our other income, net of other expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Interest income (1)	$265	$130
Amortization of unrecognized loss - retirement plan (2)	(95)	(83)
Other expense, net	19	78
Other income, net	$189	$125

(1)	Includes accretion of discount on receivables from real estate managed entities of $242,000 and $112,000 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Includes amortization of losses in the securities held in the retirement plan for our former Chief Executive Officer.
Net Loss (Income) Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests. Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our ownership position. The remaining difference of RSO's net income is attributed to noncontrolling interests in the consolidated statements of operations for the periods presented. The following table sets forth the net income attributable to noncontrolling interests (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Real estate noncontrolling interest, net of tax of $(28) and $0 (1)	$43	$39
RSO net income attributable to noncontrolling interests	(12,314)	(14,030)
	$(12,271)	$(13,991)

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.
Income Taxes
The following table presents the detail of income tax provision (benefit) allocation for RAI and RSO (in thousands):

	Three Months Ended
	March 31,
	2013	2012
RAI	$(146)	$(1,323)
RSO	1,762	2,615
Total	$1,616	$1,292
The effective income tax rate for RAI operations (income taxes as a percentage of income from continuing operations, before taxes) was a benefit of 26% for the three months ended March 31, 2013, as compared to a benefit of 36% for the three months ended March 31, 2012. Our effective income tax rate for RAI operations without discrete tax items would have been a provision of 14% for the three months ended March 31, 2013.  We project our effective tax rate for RAI operations to be a provision between 6% and 11% for 2013.  This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

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

Back to Index

Back to Index

Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE - RSO as we do not have access to or the ability to utilize any of RSO's assets nor do we have any obligation or recourse with respect to any of its liabilities or borrowings.
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
As of March 31, 2013, our total borrowings outstanding of $20.7 million included $10.0 million of Senior Notes, $10.4 million of mortgage debt (secured by the underlying hotel property) and $321,000 of other debt.
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

Back to Index

Back to Index

Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at March 31, 2013 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,425	$189	$414	$473	$9,349

Recourse to the Company:
Other debt (1)	10,123	123	10,000	—	—
Capital lease obligations (1)	198	198	—	—	—
	10,321	321	10,000	—	—

Operating lease obligations	16,460	2,000	3,963	3,947	6,550
Other long-term liabilities	8,385	978	1,609	1,486	4,312
Total contractual obligations	$45,591	$3,488	$15,986	$5,906	$20,211

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2013; less than 1 year: $1.6 million; 1-3 years:  $2.2 million; 4-5 years:  $1.2 million; and after 5 years: $2.0 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Other commercial commitments:
Real estate commitments	$512	$512	$—	$—	$—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,315	$1,315	$—	$—	$—
LEAF Valuation Commitment. In conjunction with the third-party equity investment in LEAF, we along with RSO have jointly undertaken a contingent obligation with respect to the equity value of the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that equity in the entity falls below $18.7 million (the balance as of the contribution date) as of the final testing date within 90 days after December 31, 2013, we and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to cover the shortfall. As of March 31, 2013, the equity of the entity was in excess of the valuation amount, and, as such, we have no current liability with respect to this obligation.
Limited Loan Guarantee. We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $7.3 million ($2.3 million for LEAF I and $5.0 million for LEAF II) as of March 31, 2013. If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, we have not recorded any liability with respect to this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $125,000 and $113,000 as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013 and December 31, 2012, Resource Securities net capital was $623,000 and $258,000, respectively, which exceeded the minimum requirements by $498,000 and $145,000, respectively.

Back to Index

Back to Index

Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at March 31, 2013 and December 31, 2012. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  Our proportionate share of these payments was $1.1 million.
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
Real estate commitments.  As a specialized asset manager, we sponsor and manage investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT, we committed to invest 1% of the equity raised to a maximum amount of $2.5 million. This commitment has been reduced to $262,000 as of March 31, 2013 as a result of funds already invested to date.    In June 2013, we funded the remaining amount.
In July 2011, the Company entered into an agreement with 1 of the tenant-in-common ("TIC") real estate programs it sponsored and manages.  This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years.  The Company has advanced funds totaling $1.7 million as of March 31, 2013, which is included in Investments in real estate on the consolidated balance sheets. In August 2013, the Company funded the remaining $250,000.
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
As of March 31, 2013, except for commitments for the clawback liability recorded for the two Trapeza entities and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.
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

Back to Index

Back to Index

The financial statements as of March 31, 2013 and December 31, 2012 and for three months ended March 31, 2013 and 2012 reflect the consolidation of RSO.
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
Debt
At March 31, 2013, we had no borrowings outstanding under our two secured revolving credit facilities.
All other debt, as of March 31, 2013, was at fixed rates of interest and, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of March 31, 2013, our trading security portfolio was comprised of $3.8 million in equity and debt securities. Trading securities are recorded at fair value and changes in their fair values are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of March 31, 2013, the hypothetical loss would have been approximately $377,000.
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

Back to Index

Back to Index

assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and as a result of the material weaknesses in our internal control over financial reporting discussed in "Remediation of Material Weaknesses" below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
We are in the process of implementing new procedures to strengthen our internal control over financial reporting. Other than these changes, as discussed below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses
As previously reported, management has identified material weaknesses in our internal control over financial reporting with respect to the valuation of our legacy real estate portfolio and to the consolidation of RSO.  Management has identified various remedial steps to be implemented with respect to the material weaknesses in internal control over financial reporting, which are currently in process.  We designed our remediation efforts to address these material weaknesses as identified by management and to strengthen our internal control over financial reporting.
As of March 31, 2013, we have taken steps to address the material weakness and to improve our internal control over financial reporting with respect to the valuation of the legacy properties, as follows:

•	analyzed and confirmed the accuracy of any significant changes in the methods and assumptions used in valuing our legacy real estate portfolio; and

•	formalized our new documentation processes and procedures relative to these valuations.
Subsequent to the periods covered in this report, in September 2013, management evaluated its internal control over financial reporting with respect to its determination that RSO should be consolidated and concluded that the deficiency was associated with our misapplication of the accounting guidance and the insufficient review of the accounting for the consolidation of variable interest entities.
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

Back to Index

PART II. OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us during the quarter ended March 31, 2013 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2013	7,973	$6.88	382,915	610,916
February 1 to February 28, 2013	—	$—	382,915	610,916
March 1 to March 31, 2011	—	$—	382,915	610,916
Total	7,973	$6.88

(1)	The average price per share as reflected above includes broker fees and commissions.

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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated December 29, 2008. (3)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.7(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (6)
10.7(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.7(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.9	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011. (10)
10.10	Second Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of June 13, 2012. (15)
10.10(a)	Amendment No. 1 to Second Amended and Restated Management Agreement between Resource Capital Corp., Resource Capital Manager, Inc. and Resource America, Inc. dated as of November 7, 2013. (15)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Stock Purchase Agreement by and among LEAF Commercial Capital, Inc., LEAF Financial Corporation, Resource TRS, Inc., Resource Capital Corp., Resource America, Inc. and the Purchasers named therein, dated November 16, 2011. (10)

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
Back to Index

Back to Index

99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
99.4	Risk factors of Resource Capital Corp. (15)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

December 16, 2013	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

December 16, 2013	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index