Form 10-Q/A
period 2013-06-30
RESOURCE AMERICA, INC.
filed 2013-12-16
CIK 83402

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

Back to Index

QUARTERLY REPORT ON FORM 10-Q/A
For the three and six months ended June 30, 2013
EXPLANATORY NOTE

In this Report on Form 10-Q, we are presenting financial information for the three and six months ended June 30, 2013 and 2012 to (i) restate our consolidated balance sheet as of June 30, 2013 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for three and six months ended June 30, 2013 and 2012, including the applicable notes to consolidated financial statements, to reflect the consolidation of Resource Capital Corp (“RSO”), and (ii) to reflect the corresponding change in our fiscal year end from September 30th to December 31st to conform to the fiscal year of RSO.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS	(Restated)	(Restated)
Cash	$12,173	$11,899
Restricted cash	561	638
Receivables	1,069	468
Receivables from managed entities and related parties, net	30,303	30,618
Investments in real estate, net	17,016	18,041
Investment securities, at fair value	12,487	10,576
Investments in unconsolidated loan manager	37,326	37,221
Investments in unconsolidated entities	13,518	13,156

Assets of consolidated variable interest entity ("VIE") - RSO (see Note 18):
Cash and cash equivalents (including restricted cash)	269,363	179,390
Investments, at fair value	247,274	256,433
Loans	1,685,130	1,849,428
Investment in real estate and unconsolidated entities	138,265	120,706
Other assets	60,725	70,600
Total assets of consolidated VIE - RSO	2,400,757	2,476,557

Property and equipment, net	2,496	2,590
Deferred tax assets, net	29,978	28,274
Other assets	6,257	6,726
Total assets	$2,563,941	$2,636,764

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$18,629	$21,559
Payables to managed entities and related parties	3,219	3,536
Borrowings	20,492	21,040
Liabilities of consolidated VIE - RSO (see Note 18):
Borrowings	1,558,910	1,785,600
Other liabilities	64,189	71,239
Total liabilities of consolidated VIE - RSO	1,623,099	1,856,839
Total liabilities	1,665,439	1,902,974

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,330,554 and 30,069,822 shares issued (including nonvested restricted stock of 422,013 and 604,353), respectively	299	295
Additional paid-in capital	287,907	286,048
Accumulated deficit	(29,082)	(29,486)
Treasury stock, at cost; 9,910,144 and 9,914,090 shares, respectively	(103,392)	(103,472)
Accumulated other comprehensive loss	(2,268)	(2,197)
Total stockholders’ equity	153,464	151,188
Noncontrolling interests	178	279
Noncontrolling interests of consolidated VIE - RSO	744,860	582,323
Total equity	898,502	733,790
	$2,563,941	$2,636,764

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:	(Restated)	(Restated)	(Restated)	(Restated)
Real estate (includes revenues of $2,805, $3,423, $5,093 and $6,723 related to RSO)	$12,153	$10,921	$23,493	$20,637
Financial fund management (includes revenues of $(111), $817, $270 and $2,394 related to RSO)	2,445	2,991	6,732	9,295
Commercial finance	(35)	(128)	(213)	(1,368)
	14,563	13,784	30,012	28,564
Revenues from consolidated VIE - RSO (see Note 18)	21,647	26,262	52,225	54,988
Elimination of consolidated revenues attributed to operating segments	(2,725)	(4,235)	(5,425)	(7,745)
Total revenues	33,485	35,811	76,812	75,807
COSTS AND EXPENSES:
Real estate	8,896	7,386	18,336	14,793
Financial fund management	1,694	2,994	4,222	7,373
Commercial finance	(219)	118	(174)	348
Restructuring expenses	—	—	—	365
General and administrative	2,149	2,567	4,302	5,034
Provision for credit losses	1,647	5,698	1,985	8,660
Depreciation and amortization	489	528	905	1,063
	14,656	19,291	29,576	37,636
Expenses from consolidated VIE - RSO (see Note 18)	11,368	14,892	27,556	26,522
Elimination of consolidated expenses attributed to operating segments	(2,663)	(4,182)	(5,317)	(7,639)
Total expenses	23,361	30,001	51,815	56,519
OPERATING INCOME	10,124	5,810	24,997	19,288

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	—	54,682	—	54,682
Other-than-temporary impairment on investments	—	—	(214)	(74)
Interest expense	(501)	(578)	(995)	(1,223)
Other income (expense), net	83	(148)	272	(23)
	(418)	53,956	(937)	53,362
Other income from consolidated VIE -RSO (see Note 18)	—	5,464	—	5,464
Elimination of consolidated VIE - RSO other income attributable to operating segments	31	34	62	67
	(387)	59,454	(875)	58,893
Income from continuing operations before taxes	9,737	65,264	24,122	78,181
Income tax provision of consolidated VIE - RSO	1,737	384	3,499	2,999
Income tax (benefit) provision	(1,511)	18,665	(1,657)	17,342
Income from continuing operations	9,511	46,215	22,280	57,840
Loss from discontinued operations, net of tax	—	(14)	(2)	(30)
Net income	9,511	46,201	22,278	57,810
Net (income) loss attributable to noncontrolling interests - RAI	(26)	(45)	17	(6)
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(8,372)	(15,945)	(20,686)	(29,975)
Net income attributable to common shareholders	$1,113	$30,211	$1,609	$27,829

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amounts attributable to common shareholders:	(Restated)	(Restated)	(Restated)	(Restated)
Income from continuing operations	$1,113	$30,225	$1,611	$27,859
Discontinued operations	—	(14)	(2)	(30)
Net income	$1,113	$30,211	$1,609	$27,829

Basic earnings per share:
Continuing operations	$0.05	$1.53	$0.08	$1.42
Discontinued operations	—	—	—	—
Net income	$0.05	$1.53	$0.08	$1.42
Weighted average shares outstanding	20,297	19,815	20,219	19,626

Diluted earnings per share:
Continuing operations	$0.05	$1.44	$0.07	$1.35
Discontinued operations	—	—	—	—
Net income	$0.05	$1.44	$0.07	$1.35
Weighted average shares outstanding	22,106	21,036	21,969	20,696

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$9,511	$46,201	$22,278	$57,810

Other comprehensive income (loss):

Unrealized gains (losses) on investment securities available-for-sale, net of tax of $10, $48, $(207) and $(28)	15	77	(336)	(32)
Less: reclassification for losses realized, net of tax of $0, $0, $83 and $28	—	—	131	46
	15	77	(205)	14
Minimum pension liability - reclassification for losses realized, net of tax of $55, $36, $63 and $71	40	47	127	94
	40	47	127	94
Unrealized gains on hedging contracts, net of tax of $1, $7, $7 and $75	2	7	7	108
Subtotal - activity related to RAI	57	131	(71)	216
Activity of consolidated VIE - RSO:
Reclassifications adjustment for losses (gains) included in net income	(4,498)	922	(5,125)	934
Unrealized gains (losses) on available-for-sale securities, net	4,699	(2,203)	9,922	8,396
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	138	55	193	112
Unrealized gains (losses) on derivatives, net	1,330	(266)	1,982	(360)
Total activity related to consolidated VIE - RSO	1,669	(1,492)	6,972	9,082
Subtotal - other comprehensive income (loss)	1,726	(1,361)	6,901	9,298
Comprehensive income	11,237	44,840	29,179	67,108
Comprehensive income attributable to noncontrolling interests	(10,067)	(14,498)	(27,641)	(39,063)
Comprehensive income attributable to common shareholders	$1,170	$30,342	$1,538	$28,045

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2013
(in thousands, except shares)
(unaudited)

	Attributable to Common Shareholders
	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling Interests - RSO	Total Equity
				(Restated)		(Restated)	(Restated)	(Restated)		(Restated)
Balance, December 31, 2012 - Restated	20,155,732	$295	$286,048	$(29,486)	$(103,472)	$(2,197)	$151,188	$279	$582,323	$733,790
Net income	—	—	—	1,609	—	—	1,609	(17)	20,686	22,278
Treasury shares issued	17,697	—	(30)	—	185	—	155	—	—	155
Stock-based compensation	15,144	1	639	—	—	—	640	—	—	640
Repurchases of common stock	(13,751)	—	—	—	(105)	—	(105)	—	—	(105)
Exercise of warrants	245,588	3	1,250	—	—	—	1,253	—	—	1,253
Cash dividends	—	—		(1,205)	—	—	(1,205)	—	—	(1,205)
Distributions	—	—	—	—	—	—	—	(84)	—	(84)
Activity of consolidated VIE - RSO	—	—	—	—	—	—	—	—	134,879	134,879
Other comprehensive (loss) income	—	—	—	—	—	(71)	(71)	—	6,972	6,901
Balance, June 30, 2013 - Restated	20,420,410	$299	$287,907	$(29,082)	$(103,392)	$(2,268)	$153,464	$178	$744,860	$898,502

The accompanying notes are an integral part of this statement
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,278	$57,810
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	996	1,193
Provision for credit losses	1,985	8,660
Other-than-temporary impairment on investments	214	74
Unrealized gain on trading securities	(484)	(175)
Equity in (earnings) losses of unconsolidated entities	(1,144)	56
Distributions from unconsolidated entities	1,566	1,578
Gain on sale of investment securities, net	(1,716)	(21)
Gain on sale of assets	(1,623)	—
Gain on sale and deconsolidation of subsidiaries	—	(54,682)
Deferred income tax (benefit) provision	(1,657)	17,169
Equity-based compensation issued	610	561
Trading securities purchases and sales, net	(618)	(3,470)
Loss from discontinued operations	2	30
Changes in operating assets and liabilities	2,007	(2,615)
Changes in cash attributable to operations of consolidated VIE- RSO	(59,968)	(6,936)
Net cash (used in) provided by operating activities	(37,552)	19,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(474)	(41)
Payments received on real estate loans and real estate	2,049	30
Investments in real estate and unconsolidated real estate entities	(997)	(981)
Principal (returns) payments on leases and loans	(3)	10
Proceeds from sale of Apidos, net of transaction costs and cash divested on deconsolidation	—	17,864
Purchase of loans and investments	(1,522)	—
Proceeds from sale of loans and investments	—	55
Purchase of loans and securities by consolidated VIE - RSO	(473,710)	(379,707)
Principal payments and proceeds from sales received by consolidated VIE - RSO	584,563	358,453
(Increase) decrease in restricted cash of consolidated VIE - RSO	(5,926)	64,085
Other investing activity of consolidated VIE - RSO	(14,022)	3,087
Net cash provided by investing activities	89,958	62,855
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—
Principal payments on borrowings	(2,243)	(5,510)
Dividends paid	(1,183)	(1,151)
Proceeds from issuance of common stock	1,253	1,056
Repurchase of common stock	(54)	(16)
Other financing activity	228	(39)
Net repayments of debt by consolidated VIE - RSO	(182,637)	(69,436)
Dividends paid on common stock of consolidated VIE - RSO	(42,542)	(35,885)
Net proceeds from issuance of equity by consolidated VIE - RSO	179,826	38,114
Other financing activities of consolidated VIE - RSO	(6,285)	(1,805)
Net cash used in financing activities	(51,637)	(74,672)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(495)	(549)
Net cash used in discontinued operations	(495)	(549)

Increase in cash	274	6,866
Cash, beginning of year	11,899	12,803
Cash, end of period	$12,173	$19,669

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). The Company owns 2.2% of RSO's outstanding common stock as of June 30, 2013. RSO has been reflected on a consolidated basis with the Company's financial statements (see Notes 2 and 18).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2013 may not necessarily be indicative of the results of operations for the full year ending December 31, 2013.
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND CHANGE IN FISCAL YEAR
On September 19, 2013, the Audit Committee of the Board of Directors concluded that it was necessary to restate the audited financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and certain of the unaudited financial statements in its Quarterly Reports on Form 10-Q, including the three and nine months ended June 30, 2013 and 2012. The restatement reflects the consolidation of RSO which the Company previously treated as an unconsolidated variable interest entity ("VIE"). The Company also determined to change its fiscal year end from September 30th to December 31st in order to conform to the fiscal year of RSO. Accordingly, the Company filed an amended Quarterly Report on Form 10Q-T which reflects the restated unaudited consolidated balance sheet as of December 31, 2012.
The impact of consolidating RSO to the Company's consolidated net income attributable to common shareholders for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

•
Dividends from RSO were eliminated, which reduced net income attributable to common shareholders by $557,000 and $1.1 million for the three and six months ended June 30, 2013 and $510,000 and $1.0 million for the three and six months ended June 30, 2012, respectively.

•
The Company's interests in the earnings of RSO increased consolidated net income attributable to common shareholders by $157,000 and $456,000 for the three and six months ended June 30, 2013 and $486,000 and $917,000, for the three and six months ended June 30, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated balance sheet as of June 30, 2013 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
ASSETS
Cash	$12,173	$—	$—	$12,173
Restricted cash	561	—	—	561
Receivables	1,069	—	—	1,069
Receivables from managed entities and related parties, net	32,433	—	(2,130)	30,303
Investments in real estate, net	17,016	—	—	17,016
Investment securities, at fair value	31,151	—	(18,664)	12,487
Investments in unconsolidated loan manager	37,326	—	—	37,326
Investments in unconsolidated entities	13,518	—	—	13,518
Assets of consolidated VIE - RSO:
Cash and cash equivalents (including restricted cash)	—	269,363	—	269,363
Investments, at fair value	—	247,274	—	247,274
Loans	—	1,686,700	(1,570)	1,685,130
Investments in real estate and unconsolidated entities	—	138,386	(121)	138,265
Other assets	—	60,757	(32)	60,725
Total assets of consolidated VIE - RSO	—	2,402,480	(1,723)	2,400,757
Property and equipment, net	2,496	—	—	2,496
Deferred tax assets, net	37,292	—	(7,314)	29,978
Other assets	6,257	—	—	6,257
Total assets	$191,292	$2,402,480	$(29,831)	$2,563,941

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$18,827	$—	$(198)	$18,629
Payables to managed entities and related parties	3,251	—	(32)	3,219
Borrowings	22,062	—	(1,570)	20,492
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,558,910	—	1,558,910
Other liabilities	—	66,126	(1,937)	64,189
Total liabilities of consolidated VIE - RSO	—	1,625,036	(1,937)	1,623,099
Total liabilities	44,140	1,625,036	(3,737)	1,665,439

Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	299	—	—	299
Additional paid-in capital	287,907	—	—	287,907
Accumulated deficit	(26,076)	—	(3,006)	(29,082)
Treasury stock, at cost	(103,392)	—	—	(103,392)
Accumulated other comprehensive (loss) income	(11,764)	—	9,496	(2,268)
Total stockholders’ equity	146,974	—	6,490	153,464
Noncontrolling interests	178	—	—	178
Noncontrolling interests attributable to RSO	—	777,444	(32,584)	744,860
Total equity	147,152	777,444	(26,094)	898,502
	$191,292	$2,402,480	$(29,831)	$2,563,941

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended June 30, 2013 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$12,153	$—	$—	$12,153
Financial fund management	2,445	—	—	2,445
Commercial finance	(35)	—	—	(35)
Revenues from consolidated VIE - RSO	—	21,647	—	21,647
Elimination of consolidated revenues attributed to operating segments	—	—	(2,725)	(2,725)
	14,563	21,647	(2,725)	33,485
COSTS AND EXPENSES:
Real estate	8,896	—	—	8,896
Financial fund management	1,694	—	—	1,694
Commercial finance	(219)	—	—	(219)
General and administrative	2,153	—	(4)	2,149
Provision for credit losses	1,647	—	—	1,647
Depreciation and amortization	489	—	—	489
Expenses from consolidated VIE - RSO	—	13,105	(1,737)	11,368
Elimination of consolidated expenses attributed to operating segments	—	—	(2,663)	(2,663)
	14,660	13,105	(4,404)	23,361
OPERATING (LOSS) INCOME	(97)	8,542	1,679	10,124

OTHER INCOME (EXPENSE):
Interest expense	(501)	—	—	(501)
Other income, net	635	—	(552)	83
Elimination of consolidated VIE - RSO other income attributable to operating segments	—	—	31	31
	134	—	(521)	(387)
Income from continuing operations before taxes	37	8,542	1,158	9,737
Income tax (benefit) provision	(1,511)	—	1,737	226
Income from continuing operations	1,548	8,542	(579)	9,511
Loss from discontinued operations, net of tax	—	—	—	—
Net income	1,548	8,542	(579)	9,511
Net income attributable to noncontrolling interests - RAI	(26)	—	—	(26)
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	(1,800)	(6,572)	(8,372)
Net income attributable to common shareholders	$1,522	$6,742	$(7,151)	$1,113

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended June 30, 2013 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Amounts attributable to common shareholders:
Income from continuing operations	$1,522	$6,742	$(7,151)	$1,113
Discontinued operations	—	—	—	—
Net income	$1,522	$6,742	$(7,151)	$1,113

Basic earnings per share:
Continuing operations	$0.07			$0.05
Discontinued operations	—			—
Net income	$0.07			$0.05
Weighted average shares outstanding	20,297			20,297

Diluted earnings per share:
Continuing operations	$0.07			$0.05
Discontinued operations	—			—
Net income	$0.07			$0.05
Weighted average shares outstanding	22,106			22,106

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended June 30, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
REVENUES:
Real estate	$10,921	$—	$—	$10,921
Financial fund management	2,991	—	—	2,991
Commercial finance	(128)	—	—	(128)
Revenues from consolidated VIE - RSO	—	26,262	—	26,262
Elimination of consolidated revenues attributed to operating segments	—	—	(4,235)	(4,235)
	13,784	26,262	(4,235)	35,811
COSTS AND EXPENSES:
Real estate	7,386	—	—	7,386
Financial fund management	2,994	—	—	2,994
Commercial finance	118	—	—	118
General and administrative	2,567	—	—	2,567
Provision for credit losses	5,698	—	—	5,698
Depreciation and amortization	528	—	—	528
Expenses from consolidated VIE - RSO	—	15,276	(384)	14,892
Elimination of consolidated expenses attributed to operating segments	—	—	(4,182)	(4,182)
	19,291	15,276	(4,566)	30,001
OPERATING INCOME	(5,507)	10,986	331	5,810

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	54,682	—	—	54,682
Interest expense	(578)	—	—	(578)
Other income, net	362	—	(510)	(148)
Other income from consolidated VIE - RSO	—	5,464	—	5,464
Elimination of consolidated VIE other income attributable to operating segments	—	—	34	34
	54,466	5,464	(476)	59,454
Income from continuing operations before taxes	48,959	16,450	(145)	65,264
Income tax provision - RSO	—	—	384	384
Income tax provision - RAI	18,665	—	—	18,665
Income from continuing operations	30,294	16,450	(529)	46,215
Loss from discontinued operations	(14)	—	—	(14)
Net income	30,280	16,450	(529)	46,201
Net income attributable to noncontrolling interests - RAI	(45)	—	—	(45)
Net income attributable to noncontrolling interests of consolidated VIE- RSO	—	(25)	(15,920)	(15,945)
Net income attributable to common shareholders	$30,235	$16,425	$(16,449)	$30,211

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of operations for the three months ended June 30, 2012 (in thousands) (unaudited):

		Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Amounts attributable to common shareholders:
Income from continuing operations	$30,249	$16,425	$(16,449)	$30,225
Discontinued operations	(14)	—	—	(14)
Net income	$30,235	$16,425	$(16,449)	$30,211

Basic earnings per share:
Continuing operations	$1.53			$1.53
Discontinued operations	—			—
Net income	$1.53			$1.53
Weighted average shares outstanding	19,815			19,815

Diluted earnings per share:
Continuing operations	$1.44			$1.44
Discontinued operations	—			—
Net income	$1.44			$1.44
Weighted average shares outstanding	21,036			21,036

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of operations for the six months ended June 30, 2013 (in thousands) (unaudited):

	For the Nine Months Ended	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	December 31, 2012	June 30, 2013	Restatement Adjustments
	As Previously Reported	As Previously Reported	As Calculated	RSO	Eliminations	As Restated
REVENUES:
Real estate	$36,647	$13,154	$23,493	$—	$—	$23,493
Financial fund management	9,407	2,675	6,732	—	—	6,732
Commercial finance	(337)	(124)	(213)	—	—	(213)
Revenues from consolidated VIE - RSO	—	—	—	52,225	—	52,225
Elimination of consolidated revenues attributed to operating segments	—	—	—	—	(5,425)	(5,425)
	45,717	15,705	30,012	52,225	(5,425)	76,812
COSTS AND EXPENSES:
Real estate	26,334	7,998	18,336	—	—	18,336
Financial fund management	5,239	1,017	4,222	—	—	4,222
Commercial finance	(223)	(49)	(174)	—	—	(174)
General and administrative	6,566	2,256	4,310	—	(8)	4,302
Provision for credit losses	7,137	5,152	1,985	—	—	1,985
Depreciation and amortization	1,397	492	905	—	—	905
Expenses from consolidated VIE - RSO	—	—	—	27,556		27,556
Elimination of consolidated VIE expenses attributable to operating segments	—	—	—	—	(5,317)	(5,317)
	46,450	16,866	29,584	27,556	(5,325)	51,815
OPERATING (LOSS) INCOME	(733)	(1,161)	428	24,669	(100)	24,997

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	(214)	—	(214)	—	—	(214)
Interest expense	(1,517)	(522)	(995)	—	—	(995)
Other income, net	1,963	588	1,375	—	(1,103)	272
Elimination of consolidated VIE - RSO other income attributable to operating segments	—	—	—	—	62	62
	232	66	166	—	(1,041)	(875)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	For the Nine Months Ended	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	December 31, 2012	June 30, 2013	Restatement Adjustments
	As Previously Reported	As Previously Reported	As Calculated	RSO	Eliminations	As Restated
(Loss) income from continuing operations before taxes	(501)	(1,095)	594	24,669	(1,141)	24,122
Income tax (benefit) provision	(1,898)	(241)	(1,657)	3,499	—	1,842
Income from continuing operations	1,397	(854)	2,251	21,170	(1,141)	22,280
Loss from discontinued operations, net of tax	(8)	(6)	(2)	—	—	(2)
Net income (loss)	1,389	(860)	2,249	21,170	(1,141)	22,278
Net (income) loss attributable to noncontrolling interests - RAI	(570)	(587)	17	—	—	17
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	—	—	(20,686)	—	(20,686)
Net income (loss) attributable to common shareholders	$819	$(1,447)	$2,266	$484	$(1,141)	$1,609

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$827	$(1,441)	$2,268	$484	$(1,141)	$1,611
Discontinued operations	(8)	(6)	(2)	—	—	(2)
Net income (loss)	$819	$(1,447)	$2,266	$484	$(1,141)	$1,609

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.07)	$0.11			$0.08
Discontinued operations	—	—	—			—
Net income (loss)	$0.04	$(0.07)	$0.11			$0.08
Weighted average shares outstanding	20,165	20,077	20,219			20,219

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.07)	$0.10			$0.07
Discontinued operations	—	—	—			—
Net income (loss)	$0.04	$(0.07)	$0.10			$0.07
Weighted average shares outstanding	21,706	20,077	21,969			21,969

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of operations for the six months ended June 30, 2012 (in thousands) (unaudited):

	For the Nine Months Ended	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	December 31, 2011	June 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As Calculated	RSO	Eliminations	As Restated
REVENUES:
Real estate	$29,303	$8,666	$20,637	$—	$—	$20,637
Financial fund management	15,874	6,579	9,295	—	—	9,295
Commercial finance	2,051	3,419	(1,368)	—	—	(1,368)
Revenues from consolidated VIE - RSO	—	—	—	54,988	—	54,988
Elimination of consolidated revenues attributed to operating segments	—	—	—	—	(7,745)	(7,745)
	47,228	18,664	28,564	54,988	(7,745)	75,807
COSTS AND EXPENSES:
Real estate	21,985	7,192	14,793	—	—	14,793
Financial fund management	13,177	5,804	7,373	—	—	7,373
Commercial finance	2,311	1,963	348	—	—	348
Restructuring expenses	365	—	365	—	—	365
General and administrative	7,930	2,896	5,034	—	—	5,034
Gain on sale of leases and loans	(37)	(37)	—	—	—	—
Impairment charges	—	—	—	—	—	—
Provision for credit losses	10,910	2,250	8,660	—	—	8,660
Depreciation and amortization	3,124	2,061	1,063	—	—	1,063
Expenses from consolidated VIE - RSO	—	—	—	26,522		26,522
Elimination of consolidated VIE expenses attributable to operating segments	—	—	—	—	(7,639)	(7,639)
	59,765	22,129	37,636	26,522	(7,639)	56,519
OPERATING (LOSS) INCOME	(12,537)	(3,465)	(9,072)	28,466	(106)	19,288

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	63,431	8,749	54,682	—	—	54,682
Loss on extinguishment of debt	(2,190)	(2,190)	—	—	—	—
Other-than-temporary impairment on investments	(74)	—	(74)	—	—	(74)
Gain on sale of investment securities, net	63	58	5	—	(5)	—
Interest expense	(4,197)	(2,974)	(1,223)	—	—	(1,223)
Other income (expense), net	1,546	559	987	—	(1,010)	(23)
Other income of consolidated VIE - RSO	—	—	—	5,464	—	5,464
Elimination of consolidated VIE - RSO other income attributable to operating segments	—	—	—	—	67	67
	58,579	4,202	54,377	5,464	(948)	58,893

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	For the Nine Months Ended	For the Three Months Ended	For the Six Months Ended
	June 30, 2012	December 31, 2011	June 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As Calculated	RSO	Eliminations	As Restated
Income from continuing operations before taxes	46,042	737	45,305	33,930	(1,054)	78,181
Income tax provision	17,496	154	17,342	2,999	—	20,341
Income from continuing operations	28,546	583	27,963	30,931	(1,054)	57,840
Loss from discontinued operations, net of tax	(50)	(20)	(30)	—	—	(30)
Net income	28,496	563	27,933	30,931	(1,054)	57,810
Net income attributable to noncontrolling interests - RAI	(384)	(378)	(6)	—	—	(6)
Net income attributable to noncontrolling interests of consolidated VIE - RSO	—	—	—	(25)	(29,950)	(29,975)
Net income attributable to common shareholders	$28,112	$185	$27,927	$30,906	$(31,004)	$27,829

Amounts attributable to common shareholders:
Income from continuing operations	$28,162	$205	$27,957	$30,906	$(31,004)	$27,859
Discontinued operations	(50)	(20)	(30)	—	—	(30)
Net income	$28,112	$185	$27,927	$30,906	$(31,004)	$27,829

Basic earnings per share:
Continuing operations	$1.43	$0.01	$1.42			$1.42
Discontinued operations	—	—	—			—
Net income	$1.43	$0.01	$1.42			$1.42
Weighted average shares outstanding	19,618	19,641	19,626			19,626

Diluted earnings per share:
Continuing operations	$1.37	$0.01	$1.35			$1.35
Discontinued operations	—	—	—			—
Net income	$1.37	$0.01	$1.35			$1.35
Weighted average shares outstanding	20,464	20,039	20,696			20,696

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the three months ended June 30, 2013 (in thousands) (unaudited):

	For the Three Months Ended June 30, 2013	Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Net income	$1,548	$8,542	$(579)	$9,511

Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities available-for-sale	(765)	—	780	15
Minimum pension liability - reclassification for losses realized, net of tax	42	—	(2)	40
Unrealized gains (losses) on hedging contracts, net of tax	3		(1)	2
Subtotal - activity related to RAI	(720)	—	777	57
Activity related to consolidated VIE - RSO:
Reclassifications adjustment for gains included in net income	—	(4,498)	—	(4,498)
Unrealized gains on available-for-sale securities, net	—	4,699	—	4,699
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	138	—	138
Unrealized losses on derivatives, net	—	1,330	—	1,330
Subtotal activity related to consolidated VIE - RSO	—	1,669	—	1,669
Subtotal - other comprehensive (loss) income	(720)	1,669	777	1,726
Comprehensive income	828	10,211	198	11,237
Comprehensive income attributable to noncontrolling interests	(26)	—	(10,041)	(10,067)
Comprehensive income attributable to common shareholders	$802	$10,211	$(9,843)	$1,170

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the three months ended June 30, 2012 (in thousands) (unaudited):

	For the Three Months Ended June 30, 2012	Restatement Adjustments
	As Previously Reported	RSO	Eliminations	As Restated
Net income	$30,280	$16,450	$(529)	$46,201

Other comprehensive (loss) income:
Unrealized (losses) gains on investment securities available-for-sale	(17)	—	94	77
Minimum pension liability - reclassification for losses realized, net of tax	46	—	1	47
Unrealized gains (losses) on hedging contracts, net of tax	7		—	7
Subtotal - activity related to RAI	36	—	95	131
Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses included in net income	—	922	—	922
Unrealized gains on available-for-sale securities, net	—	(2,203)	—	(2,203)
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	55	—	55
Unrealized losses on derivatives, net	—	(266)	—	(266)
Subtotal activity related to consolidated VIE - RSO	—	(1,492)	—	(1,492)
Subtotal - other comprehensive income (loss)	36	(1,492)	95	(1,361)
Comprehensive income	30,316	14,958	(434)	44,840
Comprehensive income attributable to noncontrolling interests	(45)	—	(14,453)	(14,498)
Comprehensive (loss) income attributable to common shareholders	$30,271	$14,958	$(14,887)	$30,342

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the six months ended June 30, 2013 (in thousands) (unaudited):

	For the Nine Months Ended June 30, 2013	For the Three Months Ended December 31, 2012	For the Six Months Ended June 30, 2013	Restatement Adjustments
	As Previously Reported	As Previously Reported	As Calculated	RSO	Eliminations	As Restated
Net income (loss)	$1,389	$(860)	$2,249	$21,170	$(1,141)	$22,278

Other comprehensive (loss) income:
Unrealized losses on investment securities available-for-sale	977	(406)	1,383	—	(1,719)	(336)
Less: reclassification for (gains) losses realized, net of tax	131	—	131	—	—	131
	1,108	(406)	1,514	—	(1,719)	(205)
Minimum pension liability - reclassification for losses realized, net of tax	193	62	131	—	(4)	127
Unrealized gains (losses) on hedging contracts, net of tax	15	8	7	—	—	7
Subtotal- activity related to RAI	1,316	(336)	1,652	—	(1,723)	(71)
Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses (gains) included in net income	—	—	—	(5,125)	—	(5,125)
Unrealized gains on available-for-sale securities, net	—	—	—	9,922	—	9,922
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	—	—	193	—	193
Unrealized losses on derivatives, net	—	—	—	1,982	—	1,982
Subtotal activity related to consolidated VIE - RSO	—	—	—	6,972	—	6,972
Subtotal - other comprehensive income (loss)	1,316	(336)	1,652	6,972	(1,723)	6,901
Comprehensive income (loss)	2,705	(1,196)	3,901	28,142	(2,864)	29,179
Comprehensive (income) loss attributable to noncontrolling interests	(570)	(587)	17	—	(27,658)	(27,641)
Comprehensive income (loss) attributable to common shareholders	$2,135	$(1,783)	$3,918	$28,142	$(30,522)	$1,538

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following sets forth the effect of both the change in year end and the restatement on the applicable line items in the Company's consolidated statement of comprehensive income for the six months ended June 30, 2012 (in thousands) (unaudited):

	For the Nine Months Ended June 30, 2012	For the Three Months Ended December 31, 2011	For the Six Months Ended June 30, 2012	Restatement Adjustments
	As Previously Reported	As Previously Reported	As calculated	RSO	Eliminations	As Restated
Net income	$28,496	$563	$27,933	$30,931	$(1,054)	$57,810

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale	518	985	(467)	—	435	(32)
Less: reclassification for losses realized, net of tax	46	—	46	—	—	46
	564	985	(421)	—	435	14
Minimum pension liability - reclassification for losses realized, net of tax	140	47	93	—	1	94
	140	47	93	—	1	94
Unrealized (losses) gains on hedging contracts, net of tax	(21)	(129)	108	—	—	108
Deconsolidation of LEAF - unrealized loss on hedging contracts	255	255	—	—	—	—
	234	126	108	—	—	108
Subtotal - activity related to RAI	938	1,158	(220)	—	436	216
Activity related to consolidated VIE - RSO:
Reclassifications adjustment for losses included in net income	—	—	—	934	—	934
Unrealized gains on available-for- sale securities, net	—	—	—	8,396	—	8,396
Reclassification adjustments associated with unrealized losses from interest rate hedges included in net income	—	—	—	112	—	112
Unrealized losses on derivatives, net	—	—	—	(360)	—	(360)
Subtotal activity related to consolidated VIE - RSO	—	—	—	9,082	—	9,082
Subtotal - other comprehensive income (loss)	938	1,158	(220)	9,082	436	9,298
Comprehensive income (loss)	29,434	1,721	27,713	40,013	(618)	67,108
Comprehensive income attributable to noncontrolling interests	(433)	(427)	(6)	—	(39,057)	(39,063)
Comprehensive income attributable to common shareholders	$29,001	$1,294	$27,707	$40,013	$(39,675)	$28,045

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents the consolidated statement of cash flows as originally presented in the June 30, 2013 10-Q for the nine months ended June 30, 2013, less the activity for the three months ended December 31, 2012, in order to derive the activity for the six months ended June 30, 2013 as shown in the column labeled "RAI" in the consolidating statement of cash flows that follows this table (in thousands) (unaudited):

	For the Nine Months Ended June 30, 2013	For the Three Months Ended December 31, 2012		For the Six Months Ended June 30, 2013
	As originally filed	As originally filed	Reclassifications	As Recalculated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,389	$(860)		$2,249
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,546	550		996
Other-than-temporary impairment on investments	214			214
Provision for credit losses	7,137	5,152		1,985
Unrealized gain on trading securities	(666)	(164)		(502)
Equity in earnings of unconsolidated entities	(2,345)	(1,201)		(1,144)
Distributions from unconsolidated entities	2,577	1,011		1,566
Gain on sale of loans and investment securities, net	(2,023)	(307)		(1,716)
Gain on the sale of assets	(2,454)	(831)		(1,623)
Deferred income tax benefit	(1,898)	(241)		(1,657)
Equity-based compensation issued	815	205		610
Equity-based compensation received	(860)	(206)		(654)
Trading securities purchases and sales, net	(2,446)	(1,828)		(618)
Income from discontinued operations	8	6	—	2
Changes in operating assets and liabilities	(2,659)	(4,666)	—	2,007
Net cash (used in) provided by operating activities	(1,665)	(3,380)	—	1,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(554)	(80)		(474)
Payments received on real estate loans and real estate	2,761	712		2,049
Investments in unconsolidated real estate entities	(2,009)	(1,012)		(997)
Principal payments received on leases and loans	—	3		(3)
Purchase of loans and investments	(2,845)	(1,323)		(1,522)
Net cash used in in investing activities	(2,647)	(1,700)	—	(947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—		2,000
Principal payments on borrowings	(2,472)	(229)		(2,243)
Dividends paid	(1,776)	(593)		(1,183)
Proceeds from issuance of common stock	1,253	—		1,253
Repurchase of common stock	(1,132)	(1,078)		(54)
Increase in restricted cash	—	3	(3)	—
Other financing activity	81	(150)	3	228
Net cash (used in) provided by financing activities	(2,046)	(2,047)	—	1

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(862)	(367)	—	(495)
Net cash used in discontinued operations	(862)	(367)	—	(495)

(Decrease) increase in cash	(7,220)	(7,494)	—	274
Cash, beginning of year	19,393	19,393	—	11,899
Cash, end of period	$12,173	$11,899	$—	$12,173

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows the details of the consolidating cash flows of the Company, RSO and eliminations that are included in the consolidated statement of cash flows for the six months ended June 30, 2013 (in thousands) (unaudited):

	RAI	RSO	Eliminations	As presented
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,249	$21,170	$(1,141)	$22,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	996	—	—	996
Other-than-temporary impairment on investment securities	214	—	—	214
Provision for credit losses	1,985	—	—	1,985
Unrealized gain on trading securities	(502)	—	18	(484)
Equity in earnings of unconsolidated entities	(1,144)	—	—	(1,144)
Distributions from unconsolidated entities	1,566	—	—	1,566
Gain on sale of assets	(1,623)	—	—	(1,623)
Gain on sale of loans and investment securities, net	(1,716)	—	—	(1,716)
Deferred income tax benefit	(1,657)	—	—	(1,657)
Equity-based compensation issued	610	—	—	610
Equity-based compensation received	(654)	—	654	—
Trading securities purchases and sales, net	(618)	—	—	(618)
Loss from discontinued operations	2	—	—	2
Changes in operating assets and liabilities	2,007	—	—	2,007
Change in cash attributable to operations of consolidated VIE - RSO	—	(59,314)	(654)	(59,968)
Net cash provided by (used in) operating activities	1,715	(38,144)	(1,123)	(37,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(474)	—	—	(474)
Payments received on real estate loans and real estate	2,049	—	—	2,049
Investments in unconsolidated real estate entities	(997)	—	—	(997)
Principal payments received on leases and loans	(3)	—	—	(3)
Purchase of loans and securities by consolidated VIE - RSO	—	(473,710)	—	(473,710)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	584,563	—	584,563
Cash divested on deconsolidation of LEAF	—	—	—	—
Purchase of loans and investments	(1,522)	—	—	(1,522)
Change in restricted cash of consolidated VIE - RSO	—	(5,926)	—	(5,926)
Other investing activity of consolidated VIE - RSO	—	(14,022)	—	(14,022)
Net cash (used in) provided by in investing activities	(947)	90,905	—	89,958
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,000	—	—	2,000
Principal payments on borrowings	(2,243)	—	—	(2,243)
Proceeds from issuance of stock- RAI	1,253	—	—	1,253
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	(182,637)	—	(182,637)
Dividends paid	(1,183)	—	—	(1,183)
Dividends paid on common stock by consolidated VIE - RSO	—	(43,665)	1,123	(42,542)
Net proceeds from issuance of equity by consolidated VIE - RSO	—	179,826	—	179,826
Repurchase of common stock	(54)	—	—	(54)
Other financing activity	228	—	—	228
Other financing activity of consolidated VIE - RSO	—	(6,285)	—	(6,285)
Net cash provided by (used in) financing activities	1	(52,761)	1,123	(51,637)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(495)	—	—	(495)
Net cash used in discontinued operations	(495)	—	—	(495)

Increase in cash	274	—	—	274
Cash, beginning of year	11,899	—	—	11,899
Cash, end of period	$12,173	$—	$—	$12,173

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents the consolidating statement of cash flows as originally presented in the June 30, 2013 10-Q for the nine months ended June 30, 2012, less the activity for the three months ended December 31, 2011, in order to derive the activity for the six months ended June 30, 2012 as shown in the column labeled "RAI" in the consolidated table presented following the table below (in thousands) (unaudited):

	For the Nine Months Ended June 30, 2012	For the Three Months Ended December 31, 2011		For the Six Months Ended June 30, 2012
	As Previously Reported	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,496	$563	$—	$27,933
Adjustments to reconcile net income to net cash used operating activities:
Depreciation and amortization	4,280	3,087	—	1,193
Other-than-temporary impairment on investments	74	—	—	74
Provision for credit losses	10,910	2,250	—	8,660
Unrealized gain on trading securities	(175)	—	—	(175)
Equity in earnings of unconsolidated entities	(501)	(557)	—	56
Distributions from unconsolidated entities	2,741	1,163	—	1,578
Gain on sale of leases and loans	(37)	(37)	—	—
Gain on sale of loans and investment securities, net	(79)	(58)	—	(21)
Gain on sale and deconsolidation of subsidiaries	(63,431)	(8,749)	—	(54,682)
Loss on extinguishment of debt	2,190	2,190	—	—
Deferred income tax benefit	17,323	154	—	17,169
Equity-based compensation issued	1,059	498	—	561
Equity-based compensation received	(153)	—	—	(153)
Trading securities purchases and sales, net	(3,470)	—	—	(3,470)
Loss from discontinued operations	50	—	20	30
Changes in operating assets and liabilities	(4,047)	(1,412)	(20)	(2,615)
Net cash used in operating activities	(4,770)	(908)	—	(3,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147)	(106)	—	(41)
Payments received on real estate loans and real estate	1,580	1,550	—	30
Investments in unconsolidated real estate entities	(1,108)	(127)	—	(981)
Purchase of commercial finance assets	(18,483)	(18,483)	—	—
Principal payments received on leases and loans	9,041	9,031	—	10
Cash divested on deconsolidation of LEAF	(2,284)	(2,284)	—	—
Net proceeds from sale of Apidos and cash divested on deconsolidation	17,864	—	—	17,864
Purchase of loans and investments	(600)	(600)	—	—
Proceeds from sale of loan and investments	262	207	—	55
Net cash provided by (used in) in investing activities	6,125	(10,812)	—	16,937

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	For the Nine Months Ended June 30, 2012	For the Three Months Ended December 31, 2011		For the Six Months Ended June 30, 2012
	As Previously Reported	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	128,845	128,845	—	—
Principal payments on borrowings	(129,333)	(123,823)	—	(5,510)
Dividends paid	(1,720)	(569)	—	(1,151)
Proceeds from issuance of common stock	1,056	—	—	1,056
Repurchase of common stock	(955)	(939)	—	(16)
Increase in restricted cash	(647)	(633)	(31)	17
Preferred stock dividends paid by LEAF to RSO	(188)	(188)	—	—
Other financing activity	(2,275)	(2,250)	31	(56)
Net cash (used in) provided by financing activities	(5,217)	443	—	(5,660)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(924)	(375)	—	(549)
Net cash used in discontinued operations	(924)	(375)	—	(549)

(Decrease) increase in cash	(4,786)	(11,652)	—	6,866
Cash, beginning of period	24,455	24,455	—	12,803
Cash, end of period	$19,669	$12,803	$—	$19,669

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows the details of the consolidating cash flows of the Company, RSO and eliminations that are included in the Consolidated Statement of Cash Flows for the six months ended June 30, 2012 (in thousands) (unaudited):

	RAI	RSO	Eliminations	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,933	$30,931	$(1,054)	$57,810
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,193	—	—	1,193
Other-than-temporary impairment on investments	74	—	—	74
Provision for credit losses	8,660	—	—	8,660
Unrealized gain on trading securities	(175)	—	—	(175)
Equity in losses of unconsolidated entities	56	—	—	56
Distributions from unconsolidated entities	1,578	—	—	1,578
Gain on sale of loans and investment securities, net	(21)	—	—	(21)
Gain on sale of subsidiary	(54,682)	—	—	(54,682)
Deferred income tax benefit	17,169	—	—	17,169
Equity-based compensation issued	561	613	(613)	561
Equity-based compensation received	(153)		153	—
Trading securities purchases and sales, net	(3,470)	—	—	(3,470)
Loss from discontinued operations	30	—	—	30
Changes in operating assets and liabilities	(2,615)	—	—	(2,615)
Change in cash attributable to operations of consolidated VIE - RSO	—	(7,396)	460	(6,936)
Net cash used in operating activities	(3,862)	24,148	(1,054)	19,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41)	—	—	(41)
Payments received on real estate loans and real estate	30	—	—	30
Investments in unconsolidated real estate entities	(981)	—	—	(981)
Principal payments received on leases and loans	10	—	—	10
Purchase of loans and securities by consolidated VIE - RSO	—	(379,707)	—	(379,707)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	358,453	—	358,453
Proceeds from sale of Apidos, net of transaction costs and cash divested on deconsolidation	17,864	—	—	17,864
Proceeds from sale of loans and investment securities	55	—	—	55
Increase in restricted cash - consolidated VIE RSO	—	64,085	—	64,085
Other investing activity of consolidated VIE - RSO	—	3,048	39	3,087
Net cash provided by investing activities	16,937	45,879	39	62,855

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(5,510)	—	—	(5,510)
Net repayments of debt by consolidated VIE - RSO	—	(69,436)	—	(69,436)
Dividends paid	(1,151)	—	—	(1,151)
Dividends paid on common stock by consolidated VIE - RSO	—	(36,900)	1,015	(35,885)
Net proceeds from issuance of equity by consolidated VIE - RSO	—	38,114	—	38,114
Proceeds from issuance of common stock	1,056	—	—	1,056
Repurchase of common stock	(16)	—	—	(16)
Other financing activity	(39)	—	—	(39)
Other financing activities of consolidated VIE-RSO	—	(1,805)	—	(1,805)
Net cash (used in) provided by financing activities	(5,660)	(70,027)	1,015	(74,672)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(549)	—	—	(549)
Net cash used in discontinued operations	(549)	—	—	(549)

Increase in cash	6,866	—	—	6,866
Cash, beginning of year	12,803	—	—	12,803
Cash, end of period	$19,669	$—	$—	$19,669

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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
Accounting Standard Issued But Not Yet Effective
The FASB issued the following accounting standard which was not yet effective for the Company as of June 30, 2013:
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
JUNE 30, 2013
(unaudited)

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Cash (paid) received:	(Restated)	(Restated)
Interest	$(840)	$(1,102)
Income tax payments	(916)	(1,082)
Refund of income taxes	13	—

Dividends declared per common share	$0.06	$0.06

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$49	$1,179
Issuance of treasury stock for the Company's investment savings plan	184	331
Common stock issued to a former director in exchange for vested director units	—	135

Effects from the deconsolidation of Apidos Capital Management, LLC ("Apidos") (1):
Receivables from managed entities	—	715
Investment in unconsolidated entities	—	(1,824)
Other assets	—	20
Accrued expenses and other liabilities	—	(938)

(1)
Reflects the deconsolidation of Apidos during the six months ended June 30, 2012. As a result of the deconsolidation of this entity, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

NOTE 5 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of June 30, 2013 (in thousands):

(Restated)	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$41,685	$41,685	$76	$41,761
Real estate investment entities	833	868	16,622	18,323	2,536	20,859
Financial fund management entities	12	—	10	22	2,110	2,132
Other	—	—	—	—	138	138
	845	868	58,317	60,030	4,860	64,890
Rent receivables - real estate	7	5	24	36	7	43
Total financing receivables	$852	$873	$58,341	$60,066	$4,867	$64,933

(1)
Receivables are presented gross of an allowance for credit losses of $33.9 million and $656,000 related to the Company’s commercial finance and financial fund management investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

(Restated)	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2013:
Balance, beginning of period	$32,906	$—	$54	$32,960
Provision for (reversal of) credit losses	1,677	(4)	(26)	1,647
Charge-offs	—	—	1	1
Recoveries	4	4	—	8
Balance, end of period	$34,587	$—	$29	$34,616

Six Months Ended June 30, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for (reversal of) credit losses	2,007	(7)	(15)	1,985
Charge-offs	—	—	(24)	(24)
Recoveries	20	7	—	27
Balance, end of period	$34,587	$—	$29	$34,616

Ending balance, individually evaluated for impairment	$34,587	$—	$—	$34,587
Ending balance, collectively evaluated for impairment	—	—	29	29
Balance, end of period	$34,587	$—	$29	$34,616

Three Months Ended June 30, 2012:
Balance, beginning of period	$15,538	$—	$34	$15,572
Provision for (reversal of) credit losses	5,711	(4)	(9)	5,698
Recoveries	—	4	—	4
Balance, end of period	$21,249	$—	$25	$21,274

Six Months Ended June 30, 2012:
Balance, beginning of year	$12,575	$—	$29	$12,604
Provision for credit losses	8,674	(10)	(4)	8,660
Charge-offs	—	—	—	—
Recoveries	—	10	—	10
Balance, end of period	$21,249	$—	$25	$21,274

Ending balance, individually evaluated for impairment	$21,249	$—	$—	$21,249
Ending balance, collectively evaluated for impairment	—	—	25	25
Balance, end of period	$21,249	$—	$25	$21,274
The Company’s financing receivables (presented gross of allowance for credit losses) as of June 30, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

(Restated)	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$64,890	$—	$64,890
Ending balance, collectively evaluated for impairment	—	43	43
Balance, end of period	$64,890	$43	$64,933

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

(Restated)	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$63,178	$—	$63,178
Ending balance, collectively evaluated for impairment	—	112	112
Balance, end of year	$63,178	$112	$63,290
The following table discloses information about the Company’s impaired financing receivables (in thousands):

(Restated)	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of June 30, 2013
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$4,656	$38,587	$33,931	$38,236
Receivable from managed entities - financial fund management	649	1,305	656	1,305
Rent receivables – real estate	—	29	29	40

As of December 31, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$8,633	$38,219	$29,586	$38,110
Receivables from managed entities – real estate	2,291	4,808	2,517	4,630
Receivable from managed entities - financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	68	68	40
The Company had no impaired financing receivables without a specific allowance as of June 30, 2013 and December 31, 2012.
NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Properties owned, net of accumulated depreciation of $8,263 and $7,972:
Hotel property (Savannah, Georgia)	$10,631	$11,107
Office building (Philadelphia, Pennsylvania)	832	1,058
	11,463	12,165
Partnerships and other investments	5,553	5,876
Total investments in real estate, net	$17,016	$18,041

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending June 30, and thereafter, is as follows (in thousands):

2014	$869
2015	795
2016	514
2017	431
2018	385
Thereafter	323
$3,317
NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	June 30, 2013	December 31, 2012
	(Restated)	(Restated)
Available-for-sale securities	$5,842	$5,211
Trading securities	6,645	5,365
Total investment securities, at fair value	$12,487	$10,576
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

(Restated)	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013:
CLO securities	$4,574	$1,074	$(187)	$5,461
Equity securities	208	176	(3)	381
Total	$4,782	$1,250	$(190)	$5,842

December 31, 2012:
CLO securities	$3,712	$1,290	$—	$5,002
Equity securities	109	100	—	209
Total	$3,821	$1,390	$—	$5,211
CLO securities.  The collateralized loan obligation ("CLO") securities represent the Company’s retained equity interests in seven and five CLO issuers that it directly and/or through its joint venture has structured and managed at June 30, 2013 and December 31, 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
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
Trading securities.  The Company began purchasing investment securities classified as trading securities during fiscal 2013. For the three and six months ended June 30, 2013, the Company had net realized gains from sales of trading securities of $1.2 million and $1.7 million, respectively, as well as unrealized losses of $262,000 and unrealized gains of $484,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations. For the three and six months ended June 30, 2012, the Company had unrealized gains on trading securities of $175,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Unrealized losses, along with the related fair values and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
(Restated)	Fair Value	Unrealized Loss	Number of Securities	Fair Value	Unrealized Loss	Number of Securities
June 30, 2013:
CLO securities	$2,202	$(187)	2	$—	$—	—
Equity securities	97	(3)	1	—	—	—
Total	$2,299	$(190)	3	$—	$—	—
 Other-than-temporary impairment losses. During the six months ended June 30, 2013 and 2012, the Company recorded charges of $214,000 and $74,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.
NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30, 2013	December 31, 2012

Real estate investment entities	1% – 12%	$8,208	$8,397
Financial fund management partnerships	3% − 50%	4,442	3,847
Trapeza entities	33% − 50%	868	912
Investments in unconsolidated entities		$13,518	$13,156
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos Capital Management, LLC (“Apidos”) CLO business to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”) on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the joint venture, CVC Credit Partners, LLC ("CVC Credit Partners"), which includes the Apidos operations, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss. Included in costs and expenses for CVC Credit Partners for the six months ended June 30, 2013 are offering costs associated with a new European investment fund that will hold sub-investment grade European debt. Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Management fee revenues	$15,841	$24,089
Costs and expenses	(17,285)	(23,770)
Net income	$(1,444)	$319
Portion of net income attributable to the Company	$(477)	$105

For the Period
from April 17 to
June 30, 2012
Management fee revenues	$5,105
Costs and expenses	(4,522)
Net income	$583
Portion of net income attributable to the Company	$192
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

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

(Restated)	June 30, 2013	December 31, 2012
Accounts payable and other accrued liabilities	$9,708	$8,773
SERP liability (see Note 13)	6,451	6,806
Accrued wages and benefits	1,289	4,428
Trapeza clawback (see Note 16)	1,181	1,181
Real estate loan commitment	—	371
Total accrued expenses and other liabilities	$18,629	$21,559

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30, 2013		December 31, 2012
(Restated)	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other Debt:
Senior Notes		10,000	10,000
Mortgage debt		10,380	10,473
Other debt		112	567
Total borrowings		$20,492	$21,040

(1)	The amount of the facility as shown has been reduced for the outstanding letter of credit of $503,000 at June 30, 2013 and December 31, 2012.
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
There were no borrowings outstanding as of or during the three months ended June 30, 2013 on the secured credit facility and the availability on the facility was $7.0 million, as reduced for outstanding letters of credit at June 30, 2013. Weighted average borrowings on the line of credit for the six months ended June 30, 2013 were $298,000 at weighted average borrowings rate of 3.2%. Weighted average borrowings for the three and six months ended June 30, 2012 were $4.0 million and $4.6 million at weighted average borrowing rates of 6.0% for both periods, with an effective rated of 11.2% and 10.4%, respectively.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in the office building the Company owns in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the office building, based upon the most recent appraisal and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The Company also is charged an unused annual facility fee equal to 0.25%. In October 2012, the Company amended this facility to extend the maturity date to December 28, 2014. There were no borrowings under this facility during the three and six months ended June 30, 2013 and 2012 and the availability as of June 30, 2013 was $3.5 million. In November 2013, the Company amended the facility with Republic to extend the maturity until December 28, 2016 and increase the unused fee to 0.50%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Senior Notes
In December 2012, the Company modified the terms of $10.0 million of its 9% Senior Notes that remain outstanding (following the partial repayment referred to below) to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes were unaffected and, as of June 30, 2013, 3,444,607 remain outstanding. The Company had accounted for these warrants as a discount to the original notes. The effective interest rates for the three and six months ended June 30, 2013 were 9.9% and 9.7%, respectively. The effective interest rate for the three and six months ended June 30, 2012 were 9.3% and 9.4%, respectively.
Per the Senior Note agreement, the Company was restricted from paying dividends in excess of $0.03 per share. During the quarter ended September 30, 2013, the holders of the senior notes consented to remove the restriction.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands) (restated):

2014	$304
2015	10,205
2016	217
2017	232
2018	248
Thereafter	9,286
$20,492
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
NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS
Included in Accumulated other comprehensive loss as of December 31, 2012 were net unrealized losses of $4,000 (net of tax benefit of $2,000) related to hedging instruments held by the investment funds sponsored by LEAF Financial, in which the Company owns an equity interest. In addition, at June 30, 2013 and December 31, 2012, the Company had a net unrealized loss of $7,000 (net of tax benefit of $3,000) and $10,000 (net of tax benefit of $7,000), respectively, included in Accumulated other comprehensive loss for the hedging activity of LEAF. Except for hedging activity related to RSO (see Note 18), the Company has no other hedging activity as of June 30, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following are changes in accumulated other comprehensive loss by category (in thousands):

(Restated)	Investment Securities Available-for-Sale	Cash Flow Hedges	SERP Pension Liability	Total
Balance, December 31, 2012, net of tax of $544, $(10) and $(2,326)	$846	$(14)	$(3,029)	$(2,197)
Other comprehensive (loss) income before reclassifications	(336)	7	—	(329)
Amounts reclassified from accumulated other comprehensive income (1)	131	—	127	258
Net current-period other comprehensive (loss) income	(205)	7	127	(71)
Balance, June 30, 2013, net of tax of $420, $(3), and $(2,263)	$641	$(7)	$(2,902)	$(2,268)

(1)	Amounts reclassified from accumulated other comprehensive income are included in the following line items on the consolidated statements of operations:
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Shares
Basic shares outstanding	20,297	19,815	20,219	19,626
Dilutive effect of outstanding stock options, warrants and director units	1,809	1,221	1,750	1,070
Dilutive shares outstanding	22,106	21,036	21,969	20,696

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Restated)	2013	2012	2013	2012
Interest cost	$56	$80	$112	$160
Less: expected return on plan assets	(25)	(18)	(50)	(35)
Plus: Amortization of unrecognized loss	95	83	190	165
Net benefit cost	$126	$145	$252	$290
NOTE 14 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

(Restated)	June 30, 2013	December 31, 2012
Receivables from managed entities and related parties, net:
Real estate investment entities	$20,859	$18,060
Commercial finance investment entities (1)	7,830	10,644
Financial fund management investment entities	1,476	1,736
Other	138	178
Receivables from managed entities and related parties	$30,303	$30,618

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$3,025	$3,300
Other	194	236
Payables to managed entities and related parties	$3,219	$3,536

(1)
Includes $33.9 million and $29.6 million of reserves, respectively, for credit losses related to management fees owed from three commercial finance investment entities that, based on changes in the estimated cash distributions, are not expected to be collectible.

(2)	Includes $3.0 million and 2.5 million, respectively, in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related or managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Restated)	2013	2012	2013	2012
Fees from unconsolidated investment entities:
Real estate (1)	$5,353	$4,405	$9,547	$9,094
Financial fund management	786	765	1,534	1,618
Commercial finance (2)	—	—	—	—
CVC Credit Partners – reimbursement of costs and expenses	307	1,352	684	1,352
RRE Opportunity REIT:
Reimbursement of costs and expenses	197	150	401	680
Dividends paid	24	14	57	14
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(243)	(585)	(546)	(1,291)
Payment for rent and related expenses	(200)	(193)	(399)	(377)
Reimbursement of costs and expenses	58	84	115	166
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(33)	(155)	(190)	(363)
Property management fees	75	—	117	—
Brandywine Construction & Management, Inc. – payment for property management fees for the hotel property	(70)	(69)	(113)	(108)
Atlas Energy, L.P. – reimbursement of costs and expenses	53	160	194	309
Ledgewood P.C. – payment for legal services	(43)	(239)	(104)	(353)
Graphic Images, LLC – payment for printing services	(15)	(34)	(39)	(128)
The Bancorp, Inc. – reimbursement of costs and expenses	28	32	56	61
9 Henmar, LLC – payment of broker/consulting fees	(17)	(20)	(20)	(24)

(1)
Includes discounts recorded by the Company of $37,000 and $113,000 recorded in the three and six months ended June 30, 2013, respectively, and $57,000 and $109,000 in the three and six months ended June 30, 2012, in connection with management fees from its real estate investment entities that are expected to be received in future periods.

(2)
During the three and six months ended June 30, 2013, the Company waived $483,000 and $1.1 million, respectively, and $1.1 million and $2.3 million during the three and six months ended June 30, 2012, respectively, of fund management fees from its commercial finance investment entities.

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
Advances to Affiliated Real Estate Limited Partnership. During fiscal 2012, the Company agreed to advance up to $3.0 million to an affiliated real estate limited partnership under a revolving note, bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.6 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively, and are included in Receivables from managed entities and related parties. The Company recorded $18,000 and $36,000 of interest income on this loan during the three and six months ended June 30, 2013, respectively, and $17,000 and $33,000 during the three and six months ended June 30, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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
JUNE 30, 2013
(unaudited)

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
As of June 30, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

(Restated)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$381	$—	$12,106	$12,487
As of December 31, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

(Restated)	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$209	$—	$10,367	$10,576

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the six months ended June 30, 2013 (in thousands) (restated):

Investment Securities
Balance, beginning of year	$10,367
Purchases	7,597
Income accreted	442
Payments and distributions received	(3,850)
Impairment recognized in earnings	(214)
Sales	(4,033)
Gain on sales of trading securities	1,716
Unrealized holding gain on trading securities	484
Change in unrealized losses included in accumulated other comprehensive loss	(403)
Balance, end of period	$12,106
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during calendar 2012 (in thousands) (restated):

Investment Securities

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
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

(Restated)	Fair value at June 30, 2013	Valuation Technique	Unobservable Inputs	Weighted Average Assumptions
CLO securities	$5,461	Discounted cash flow	Constant default rate	1% -2%
			Loss severity rate	25%
			Constant prepayment rate- year one	30%
			Constant prepayment rate- year two	25%
			Constant prepayment rate - periods thereafter	25%
			Reinvestment price on collateral	99.5% - 100%
			Discount rates	13.5% - 20%

Trading securities	$6,645	Discounted cash flow	Constant default rate	2%
			Constant prepayment rate	20%
			Loss severity rate	30%

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

(Restated)	Level 1	Level 2	Level 3	Total
Six Months Ended June 30, 2013:
Asset:
Receivables from managed entities – commercial finance, real estate and financial fund management	$—	$—	$8,269	$8,269
Liability:
Apidos contractual commitment	$—	$—	$1,062	$1,062

Year Ended December 31, 2012:
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$14,506	$14,506
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Total	$—	$727	$50,804	$51,531
Liability:
Apidos contractual commitment	$—	$—	$589	$589
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	June 30, 2013		December 31, 2012
(Restated)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$30,303	$30,303	30,618	30,618
	$30,303	$30,303	$30,618	$30,618
Borrowings:
Real estate debt	$10,380	$11,075	$10,473	$11,398
Senior Notes	10,000	11,875	10,000	11,728
Other debt	112	112	567	567
	$20,492	$23,062	$21,040	$23,693
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at June 30, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 16 - COMMITMENTS AND CONTINGENCIES
LEAF lease valuation commitment. In conjunction with the third-party equity investment in LEAF, the Company and RSO have undertaken a contingent obligation with respect to the equity value of LEAF Receivables Funding 3, LLC (“LRF 3”), the entity that holds the portfolio of equipment, equipment leases and notes that RSO contributed to LEAF. To the extent that the value of the equity on the balance sheet of LRF 3 is less than $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LEAF), as of the final testing date within 90 days after December 31, 2013, the Company and RSO have agreed to be jointly and severally obligated to contribute cash to LEAF to the extent of any shortfall. The LRF 3 equity as of June 30, 2013 was in excess of this commitment and, therefore, the Company has no current liability with respect to this obligation.
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
Broker-Dealer Capital Requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $133,000 and $113,000 as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012, Resource Securities net capital was $639,000 and $258,000, respectively, which exceeded the minimum requirements by $506,000 and $145,000, respectively.
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at June 30, 2013 and December 31, 2012. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  The Company’s proportionate share of these payments was $1.1 million.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

In July 2011, the Company entered into an agreement with one of the tenant-in-common ("TIC") real estate programs it sponsors and manages. This agreement requires the Company to fund up to $1.9 million for capital improvements for the TIC property over the next two years. The company has advanced funds totaling $1.7 million as of June 30, 2013, which is included in Investments in real estate on the consolidated balance sheet. In August 2013, the Company funding the remaining $250,000.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of June 30, 2013, except for the clawback liability recorded for the two Trapeza entities, the real estate commitment to the TIC property and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

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

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Three Months Ended June 30, 2013:
Revenues from external customers	$12,484	$2,196	$—	$—	$14,680	$21,647	$(2,725)	$33,602
Equity in (losses) earnings of unconsolidated entities	(331)	249	(35)	—	(117)	—	—	(117)
Total revenues	12,153	2,445	(35)	—	14,563	21,647	(2,725)	33,485
Segment operating expenses	(8,896)	(1,694)	219	—	(10,371)	(11,368)	2,663	(19,076)
General and administrative expenses	(815)	(331)	—	(1,003)	(2,149)	—	—	(2,149)
Provision for credit losses	30	(199)	(1,478)	—	(1,647)	—	—	(1,647)
Depreciation and amortization	(317)	(16)	—	(156)	(489)	—	—	(489)
Interest expense	(207)	—	—	(294)	(501)	—	—	(501)
Other income (expense), net	173	558	1	(92)	640	—	(526)	114
Pretax income attributable to noncontrolling interests (2)	(54)	—	—	—	(54)	(8,372)	—	(8,426)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$2,067	$763	$(1,293)	$(1,545)	$(8)	$1,907	$(588)	$1,311

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Six Months Ended June 30, 2013:
Revenues from external customers	$23,804	$5,064	$—	$—	$28,868	$52,225	$(5,425)	$75,668
Equity in (losses) earnings of unconsolidated entities	(311)	1,668	(213)	—	1,144	—	—	1,144
Total revenues	23,493	6,732	(213)	—	30,012	52,225	(5,425)	76,812
Segment operating expenses	(18,336)	(4,222)	174	—	(22,384)	(27,556)	5,317	(44,623)
General and administrative expenses	(2,219)	(322)	—	(1,761)	(4,302)	—	—	(4,302)
Provision for credit losses	2,552	(199)	(4,338)	—	(1,985)	—	—	(1,985)
Depreciation and amortization	(547)	(36)	—	(322)	(905)	—	—	(905)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(404)	—	(1)	(590)	(995)	—	—	(995)
Other income (expense), net	470	1,147	7	(239)	1,385	—	(1,051)	334
Pretax income attributable to noncontrolling interests (2)	(11)	—	—	—	(11)	(20,686)	—	(20,697)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$4,998	$2,886	$(4,371)	$(2,912)	$601	$3,983	$(1,159)	$3,425

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Three Months Ended June 30, 2012:								(Restated)
Revenues from external customers	$11,286	$2,223	$2	$—	$13,511	$26,262	$(4,235)	$35,538
Equity in earnings (losses) of unconsolidated entities	(365)	768	(130)	—	273	—	—	273
Total revenues	10,921	2,991	(128)	—	13,784	26,262	(4,235)	35,811
Segment operating expenses	(7,386)	(2,994)	(118)	—	(10,498)	(14,892)	4,182	(21,208)
General and administrative expenses	(98)	(608)	—	(1,861)	(2,567)	—	—	(2,567)
Provision for credit losses	(52)	—	(5,646)	—	(5,698)	—	—	(5,698)
Depreciation and amortization	(324)	(29)	—	(175)	(528)	—	—	(528)
Reduction of gain on sale of subsidiary	—	54,682	—	—	54,682	—	—	54,682
Interest expense	(213)	—	(7)	(358)	(578)	—	—	(578)
Other income (expense), net	148	455	—	(241)	362	5,464	(476)	5,350
Pretax loss (income) attributable to noncontrolling interests (2)	(45)	—	—	—	(45)	(15,945)	—	(15,990)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$2,951	$54,497	$(5,899)	$(2,635)	$48,914	$889	$(529)	$49,274

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Six Months Ended June 30, 2012:
Revenues from external customers	$20,967	$7,651	$2	$—	$28,620	$54,988	$(7,745)	$75,863
Equity in earnings (losses) of unconsolidated entities	(330)	1,644	(1,370)	—	(56)	—	—	(56)
Total revenues	20,637	9,295	(1,368)	—	28,564	54,988	(7,745)	75,807
Segment operating expenses	(14,793)	(7,373)	(348)	—	(22,514)	(26,522)	7,639	(41,397)
Restructuring expenses	—	—	—	(365)	(365)	—	—	(365)
General and administrative expenses	(192)	(1,212)	—	(3,630)	(5,034)	—	—	(5,034)
Provision for credit losses	(155)	—	(8,505)	—	(8,660)	—	—	(8,660)
Depreciation and amortization	(648)	(66)	—	(349)	(1,063)	—	—	(1,063)
Gain on deconsolidation and sale of subsidiaries	—	54,682	—	—	54,682	—	—	54,682
Other-than-temporary impairment on investments	—	(74)	—	—	(74)	—	—	(74)
Interest expense	(426)	—	(43)	(754)	(1,223)	—	—	(1,223)
Other income (expense), net	277	993	—	(278)	992	5,464	(948)	5,508
Pretax loss (income) attributable to noncontrolling interests (2)	(6)	—	—	—	(6)	(29,975)	—	(29,981)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$4,694	$56,245	$(10,264)	$(5,376)	$45,299	$3,955	$(1,054)	$48,200

(Restated)	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Subtotal	RSO	Elims	Total
Segment assets
June 30, 2013	$173,539	$77,580	$9,062	$(68,889)	$191,292	$2,402,480	(29,831)	$2,563,941
June 30, 2012	167,077	79,447	20,990	(74,678)	192,836	2,251,969	(27,769)	2,417,036

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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
JUNE 30, 2013
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
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified non-consolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at June 30, 2013 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT	$434	$2,549	$2,983
Trapeza entities	—	868	868
Ischus entities	185	—	185
	$619	$3,417	$4,036

(1)	Exclusive of expense reimbursements due to the Company.
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
JUNE 30, 2013
(unaudited)

The following reflects the detail of the assets and liabilities and operations of RSO, which the Company consolidated and included in its consolidated balance sheets and statements of operations.
RSO Balance Sheet detail (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS (1)
Cash and cash equivalents	$168,402	$85,278
Restricted cash	100,961	94,112
Subtotal - Cash and cash equivalents	269,363	179,390

Investment securities, trading	12,266	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	194,649	195,200
Investment securities available-for-sale, at fair value	40,359	36,390
Subtotal - Investments, at fair value	247,274	256,433

Loans held for sale	20,127	48,894
Loans, pledged as collateral and net of allowances of $14.1 million and $17.7 million	1,658,611	1,793,780
Loans receivable–related party	7,962	8,324
Subtotal - Loans before eliminations	1,686,700	1,850,998
Eliminations	(1,570)	(1,570)
Subtotal - Loans	1,685,130	1,849,428

Investment in real estate	55,361	75,386
Property available-for-sale	19,620	—
Investments in unconsolidated entities	63,405	45,413
Subtotal - Investments in real estate and unconsolidated entities before eliminations	138,386	120,799
Eliminations	(121)	(93)
Subtotal - Investments in real estate and unconsolidated entities	138,265	120,706

Linked transactions, net at fair value	25,281	6,835
Interest receivable	8,090	7,763
Deferred tax asset	3,120	2,766
Principal paydown receivable	3,133	25,570
Intangible assets	12,196	13,192
Prepaid expenses	6,118	10,396
Other assets	2,819	4,109
Subtotal - Other assets before eliminations	60,757	$70,631
Eliminations	(32)	(31)
Subtotal - Other assets	60,725	$70,600

Total assets - before eliminations	$2,402,480	$2,478,251
Total assets - after eliminations	$2,400,757	$2,476,557
LIABILITIES (2)
Borrowings	$1,558,910	$1,785,600

Distribution payable	26,694	21,655
Accrued interest expense	3,276	2,918
Derivatives, at fair value	12,705	14,687
Accrued tax liability	3,817	13,641
Deferred tax liability	8,376	8,376
Accounts payable and other liabilities	11,258	18,029
Subtotal - other liabilities before eliminations	66,126	79,306
Eliminations	(1,937)	(8,067)
Subtotal - Other liabilities	64,189	71,239
Total liabilities - before eliminations	$1,625,036	$1,864,906
Total liabilities - after eliminations	$1,623,099	$1,856,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents the details of noncontrolling interests attributable to RSO (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Total stockholders' equity per RSO balance sheet	$777,444	$613,345
Eliminations	(33,957)	(31,022)
Noncontrolling interests attributable to RSO	$743,487	$582,323

RSO Balance Sheet detail (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
(1) Assets of consolidated VIEs of RSO included in the total assets above:
Restricted cash	$94,285	$90,108
Investments securities available-for-sale, pledged as collateral, at fair value	136,249	135,566
Loans held for sale	20,127	14,894
Loans, pledged as collateral and net of allowances of $9.5 million and $15.2 million	1,410,187	1,678,719
Interest receivable	5,654	5,986
Prepaid expenses	220	328
Principal receivable	31	25,570
Other assets	35	333
Total assets of consolidated RSO VIEs	$1,666,788	$1,951,504

(2) Liabilities of consolidated VIEs of RSO included in the total liabilities above:
Borrowings	$1,345,454	$1,614,882
Accrued interest expense	2,429	2,666
Derivatives, at fair value	12,237	14,078
Accounts payable and other liabilities	683	698
Total liabilities of consolidated RSO VIEs	$1,360,803	$1,632,324

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

RSO Income Statement Detail
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Interest income:
Loans	$26,184	$23,012	$53,996	$46,627
Securities	3,896	3,551	7,538	6,956
Interest income − other	635	3,157	2,501	5,986
Total interest income	30,715	29,720	64,035	59,569
Interest expense	11,134	8,869	22,299	17,252
Net interest income	19,581	20,851	41,736	42,317
Rental income	5,052	2,034	11,226	3,953
Dividend income	17	17	33	34
Equity in losses of unconsolidated subsidiaries	72	(1,761)	(353)	(690)
Fee income	1,527	2,141	2,937	3,751
Net realized and unrealized gain on sales of investment securities available-for-sale and loans	2,394	1,422	2,785	1,802
Net realized and unrealized (loss) gain on investment securities, trading	(1,751)	1,424	(635)	3,568
Unrealized gain (loss) and net interest income on linked transactions, net	(5,245)	134	(5,504)	253
Revenues from consolidated VIE - RSO	21,647	26,262	52,225	54,988
OPERATING EXPENSES
Management fees − related party	2,915	4,548	5,893	7,991
Equity compensation − related party	2,155	1,140	5,746	2,008
Professional services	903	617	2,349	1,717
Insurance	212	159	374	317
Rental operating expense	3,624	1,309	7,561	2,629
General and administrative	1,267	1,470	3,140	2,533
Depreciation and amortization	999	1,364	2,137	2,725
Income tax expense	1,737	384	3,499	2,999
Net impairment losses recognized in earnings	535	32	556	171
Provision for loan losses	(1,242)	4,253	(200)	6,431
Total operating expenses	13,105	15,276	31,055	29,521
Reclassification of income tax provision	(1,737)	(384)	(3,499)	(2,999)
Expenses from consolidated VIE - RSO	11,368	14,892	27,556	26,522
Adjusted operating income	10,279	11,370	24,669	28,466
OTHER REVENUE (EXPENSE)
Gain on the extinguishment of debt	—	5,464	—	5,464
Gain on sale of real estate	—	—	—	—
Other income from consolidated VIE - RSO	—	5,464	—	5,464
Income from continuing operations	10,279	16,834	24,669	33,930
Income tax provision - RSO	1,737	384	3,499	2,999
NET INCOME	8,542	16,450	21,170	30,931
Net income allocated to preferred shares	(1,800)	(25)	(3,111)	(25)
NET INCOME ALLOCABLE TO RSO COMMON SHARES	$6,742	$16,425	$18,059	$30,906

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

RSO Summarized Cash Flow Detail
(in thousands)

	Six Months Ended
	June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income (1)	$21,170	$30,931
Line items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	(200)	6,431
Depreciation of investments in real estate and other	1,202	789
Amortization of intangible assets	996	1,936
Amortization of term facilities	495	455
Accretion of net discounts on loans held for investment	(6,930)	(8,013)
Accretion of net discounts on securities available-for-sale	(1,430)	(1,559)
Amortization of discount on notes of CDOs	1,772	689
Amortization of debt issuance costs on notes of CDOs	1,965	2,356
Amortization of stock-based compensation	5,746	2,008
Amortization of terminated derivative instruments	193	113
Distribution accrued to preferred stockholders	(3,111)	—
Accretion of interest-only available-for-sales securities	(485)	—
Deferred income tax provision (benefit)	(115)	(1,718)
Purchase of securities, trading	(10,044)	(8,348)
Principal payments on securities, trading	3,272	898
Proceeds from sales of securities, trading	18,713	5,531
Net realized and unrealized loss (gain) on investment securities, trading	635	(3,568)
Net realized gain on sales of investment securities available-for-sale and loans	(2,785)	(1,802)
Gain on early extinguishment of debt	—	(1,835)
Net impairment losses recognized in earnings	548	171
Linked transactions fair value adjustments	6,385	—
Equity in losses of unconsolidated subsidiaries	353	690
Changes in operating assets and liabilities	6,635	(13,839)
Subtotal - net cash provided by operating activities (1)	23,810	(18,615)
Change in consolidated VIE - RSO cash for the period	(83,124)	11,219
Subtotal -Change in cash attributable to operations of consolidated VIE - RSO before eliminations	(59,314)	(7,396)
Elimination of intercompany activity	(654)	460
Subtotal - Change in cash attributable to operations of consolidated VIE - RSO	(59,968)	(6,936)

Non-cash incentive compensation to RAI (1)	—	613
Elimination of intercompany activity	—	(613)
Non-cash incentive compensation to RAI - after eliminations	—	—

Net cash provided by operating activities (excluding eliminations)	44,980	12,929

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:	(Unaudited)	(Unaudited)
Purchase of loans	(377,679)	(340,523)
Purchase of securities available-for-sale	(96,031)	(39,184)
Subtotal - purchase of loans and investment securities by consolidated VIE - RSO	(473,710)	(379,707)
Proceeds from sale of loans	170,450	93,236
Principal payments received on loans	386,686	240,407
Principal payments on securities available-for-sale	20,040	17,954
Proceeds from sale of securities available-for-sale	7,025	6,719
Principal payments received on loans – related parties	362	137
Subtotal - principal payments and proceeds from sale of loans and securities by consolidated VIE - RSO	584,563	358,453

Decrease in restricted cash	(5,926)	64,085
Lines included in "Other - consolidated VIE - RSO":
Investment in unconsolidated entity	(15,534)	1,470
Minority interest equity	1,759	—
Improvement of real estate held-for-sale	(404)	(138)
Proceeds from sale of real estate held-for-sale	—	2,886
Distributions from investments in real estate	522	851
Improvements in investments in real estate	(365)	(504)
Purchase of intangible asset	—	(1,517)
Subtotal - other investing activities of consolidated VIE, before eliminations	(14,022)	3,048
Eliminations	—	39
Subtotal - other investing activities of consolidated VIE	(14,022)	3,087
Net cash provided by investing activities (excluding eliminations)	90,905	45,879

CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO":
Proceeds from borrowings:
Repurchase agreements	104,325	44,295
Payments on borrowings:
Collateralized debt obligations	(286,962)	(108,881)
Retirement of debt	—	(4,850)
Net repayments of debt by consolidated VIE - RSO:	(182,637)	(69,436)
Distributions paid on common stock	(43,665)	(36,900)
Elimination of RAI dividend received	1,123	1,015
Distribution paid on RSO common stock, after eliminations	(42,542)	(35,885)
Items included in "Net proceeds from issuance of stock by consolidated VIE - RSO":
Net proceeds from issuances of common stock (net of offering costs of $4,265 and $0)	114,018	—
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	18,164	32,282
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $486 and $0)	—	5,832
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $707 and $0)	47,644	—
Subtotal - Net proceeds from issuance of stock by consolidated VIE - RSO	179,826	38,114
Items included in "Other - consolidated VIE - RSO" in financing section:
Payment of debt issuance costs	(1,178)	(586)
Payment of equity to third party sub-note holders	(2,661)	(1,219)
Distributions paid on preferred stock	(2,446)	—
Subtotal - Other consolidated VIE - RSO financing activity	(6,285)	(1,805)
Net cash used in financing activities (excluding eliminations)	$(52,761)	$(70,027)
NET INCREASE IN CASH AND CASH EQUIVALENTS	83,124	(11,219)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,402	$31,897
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$20,214	$8,253

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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
JUNE 30, 2013
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
There were no impairment charges recorded on RSO’s investment in real estate or intangible assets during the three and six months ended June 30, 2013 and 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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
Consolidated VIEs (RSO is the primary beneficiary)
Based on management’s analysis, RSO is the primary beneficiary of seven VIEs at June 30, 2013: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1 and Whitney CLO I. In performing the primary beneficiary analysis for six of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the persons that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
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
The creditors of RSO’s seven consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and six months ended June 30, 2012, RSO has provided financial support of $0 and $199,000, respectively. For the three and six months ended June 30, 2013, RSO has provided no financial support. RSO has provided no financial support to any of its other VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of consolidated RSO VIEs as of June 30, 2013 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	Total
ASSETS
Restricted cash (1)	$24,053	$4,849	$24,828	$9,908	$14,342	$15,595	$710	$94,285
Investment securities available-for-sale, pledged as collateral, at fair value	8,006	6,410	12,359	1,940	29,794	11,388	66,352	136,249
Loans, pledged as collateral	110,092	159,424	309,278	321,792	77,108	173,959	258,534	1,410,187
Loans held for sale	850	234	299	17,955	789	—	—	20,127
Interest receivable	(90)	642	1,074	788	318	1,239	1,683	5,654
Prepaid assets	24	21	22	29	45	16	63	220
Principal receivable	—	8	23	—	—	—	—	31
Other assets	—	—	35	—	—	—	—	35
Total assets (2)	$142,935	$171,588	$347,918	$352,412	$122,396	$202,197	$327,342	$1,666,788

LIABILITIES
Borrowings	126,093	159,068	323,152	330,123	108,027	116,111	182,880	$1,345,454
Accrued interest expense	292	68	328	1,374	218	46	103	2,429
Derivatives, at fair value	—	—	—	—	—	1,455	10,782	12,237
Accounts payable and other liabilities	146	27	34	387	69	18	2	683
Total liabilities	$126,531	$159,163	$323,514	$331,884	$108,314	$117,630	$193,767	$1,360,803

(1)    Includes $29.3 million available for reinvestment in certain of the CDOs.
(2)    Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on analysis by RSO's management, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s consolidated financial statements as of June 30, 2013. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure” column in the table below.
LEAF
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the “Series A Preferred Stock”), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the “Series D Preferred Stock”), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. On January 18, 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million. During the second quarter of 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,323 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO's fully-diluted interest in LEAF assuming conversion is 27.5%. RSO’s investment in LEAF was held at $40.0 million and $33.1 million as of June 30, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, RSO is entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is being amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $12.1 million and $13.1 million at June 30, 2013 and December 31, 2012, respectively. RSO recognized fee income of $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively, and $1.8 million and $3.7 million for the three and six months ended June 30, 2012, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in January 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, RSO determined that it does have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party has the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO has both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that is more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
Real Estate Joint Ventures
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from Resource America. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. RSO acquired the membership interests for $2.1 million. The joint venture agreement requires RSO to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. RSO provided funding of $34,000 and $136,000 for the three and six months ended June 30, 2013 and $87,000 and $319,000 for the three and six months ended June 30, 2012, respectively, for these investments. Resource Real Estate Management, LLC (“RREM”), an indirect subsidiary of the Company, acts as asset manager of the venture and receives a monthly asset management fee. For the three and six months ended June 30, 2013, RSO recorded losses of $101,000 and $214,000, respectively. For the three and six months ended June 30, 2012, RSO recorded losses of $486,000 and a gain of $585,000, respectively. Using the equity method of accounting, the income/losses were recorded in equity in earnings of unconsolidated subsidiaries on the RSO's consolidated statement of income. RSO’s investment in RRE VIP Borrower, LLC at June  30, 2013 and December 31, 2012 was $1.4 million and $2.3 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

On June 19, 2012, RSO entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RSO purchased a 7.5% equity interest in the venture. RSO may be subject to a capital call based on its pro rata share of equity interest in the venture up to the earlier of the end of the investment period, ending in May 2015, or the date the aggregate of all capital contributions exceeds $500.0 million. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RSO’s investment in the joint venture at June 30, 2013 and December 31, 2012 was $569,000 and $526,000, respectively. Using the equity method of accounting, RSO recognized equity in earnings related to this investment of $19,000 and $43,000 for the three and six months ended June 30, 2013, respectively. No such income was recorded for the three and six months ended June 30, 2012.
RSO has determined that it does not have the power to direct the activities that most significantly impact the economic performance of each of these ventures, which include asset underwriting and acquisition, lease review and approval, and loan asset servicing, and, therefore, RSO is not the primary beneficiary of either.
CVC Global Credit Opportunities Fund
In May, June 2013, RSO invested a total of $10.0 million in CVC Global Credit Opportunities Fund, a fund which seeks to generate returns targeting corporate credit through a master-feeder fund structure. RSO records its investment in the fund using the equity method. For the three and six months ended June 30, 2013, RSO recognized $93,000 of income in equity in net losses of unconsolidated entities on the RSO income statement. The investment balance of $10.1 million at June 30, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet.
Life Care Funding

In 2013, Long Term Care Conversion, Inc. ("LTCC"), a wholly-owned subsidiary of RSO invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, RSO's management determined that there was joint control and RSO will not consolidate LCF. Using the equity method, RSO recognized a loss of $242,000 during the three and six months ended June 30, 2013, as equity in net losses of unconsolidated subsidiaries. RSO's investment in LCF was $1.8 million at June 30, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet.
    The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of June 30, 2013 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CLOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Life Care Funding	CVC Global Opps Fund	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$40,045	$1,548	$—	$1,373	$569	$1,758	$10,093	$55,386	$55,386
Intangible assets	—	—	12,140	—	—	—	—	12,140	$12,140
Total assets	40,045	1,548	12,140	1,373	569	1,758	10,093	67,526

Borrowings	—	50,908	—	—	—	—	—	50,908	N/A
Total liabilities	—	50,908	—	—	—	—	—	50,908	N/A
Net asset (liability)	$40,045	$(49,360)	$12,140	$1,373	$569	$1,758	$10,093	$16,618	N/A

(1)	RSO's maximum exposure to loss at June 30, 2013 does not exceed the carrying amount of its investment.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Other than the contingent obligation arrangement described above in connection with LEAF and the commitments RSO has to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.
C. Supplemental Cash Flow Information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,399	$17,254
Distribution on preferred stock declared but not paid	$1,944	$25
Income taxes paid in cash	$9,113	$8,253
Issuance of restricted stock	$151	$482
D. Investment securities - Trading - RSO
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013:
Structured notes	$8,471	$4,146	$(1,000)	$11,617
RMBS	1,956	—	(1,307)	649
Total	$10,427	$4,146	$(2,307)	$12,266

December 31, 2012:
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
RSO purchased three securities and sold six securities during the six months ended June 30, 2013, for a net gain of $6.9 million.  RSO held 10 and 13 investment securities, trading as of June 30, 2013 and December 31, 2012, respectively.

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
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013:
CMBS	$184,627	$7,467	$(15,595)	$176,499
ABS	23,687	1,898	(609)	24,976
Corporate bonds	34,096	117	(680)	33,533
Total	$242,410	$9,482	$(16,884)	$235,008

December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	26,479	1,700	(1,127)	27,052
Corporate Bonds	33,767	111	(178)	33,700
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of June 30, 2013 and December 31, 2012, $194.6 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of RSO’s CMBS, ABS, and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
June 30, 2013:
Less than one year	$45,517	(1)	$50,111	4.84%
Greater than one year and less than five years	146,889		149,325	4.77%
Greater than five years and less than ten years	38,234		38,031	2.49%
Greater than ten years	4,368		4,943	4.03%
Total	$235,008		$242,410	4.40%

December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)    RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from August 2013 to April 2027.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2014 to February 2022.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows the fair value and gross unrealized losses, aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands):

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013:
CMBS	$67,441	$(9,410)	$11,400	$(6,185)	$78,841	$(15,595)
ABS	259	(3)	6,474	(606)	6,733	(609)
Corporate bonds	25,283	(680)	—	—	25,283	(680)
Total temporarily impaired securities	$92,983	$(10,093)	$17,874	$(6,791)	$110,857	$(16,884)

December 31, 2012:
CMBS	$25,803	$(442)	$38,734	$(16,197)	$64,537	$(16,639)
ABS	—	—	5,961	(1,115)	5,961	(1,115)
Corporate bonds	19,445	(190)	—	—	19,445	(190)
Total temporarily impaired securities	$45,248	$(632)	$44,695	$(17,312)	$89,943	$(17,944)
RSO held 13 and 19 CMBS investment securities available-for-sale that have been in a loss position for more than 12 months as of June 30, 2013 and December 31, 2012, respectively.  RSO held nine ABS investment securities available-for-sale that have been in a loss position for more than 12 months as of June 30, 2013 and December 31, 2012, respectively.  RSO had no corporate bonds that have been in a loss position for more than 12 months as of June 30, 2013 and December 31, 2012. The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
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
At June 30, 2013 and December 31, 2012, RSO held $176.5 million and $170.8 million, respectively, (net of unrealized losses of $8.1 million and $12.0 million, respectively), of CMBS recorded at fair value.  To determine fair value, RSO uses a third party valuation firm.
At June 30, 2013 and December 31, 2012, RSO held $25 million and $27.1 million, respectively, (net of unrealized gains of $1.3 million and 574,000, respectively), of ABS recorded at fair value.  To determine their fair value, RSO uses dealer quotes.
At June 30, 2013 and December 31, 2012, RSO held $33.5 million and $33.7 million, respectively, (net of unrealized losses of $563,000 and losses of $67,000, respectively), of corporate bonds recorded at fair value. To determine their fair value, RSO uses dealer quotes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

 RSO’s securities classified as available-for-sale have increased in fair value on a net basis as of June 30, 2013 as compared to December 31, 2012, primarily due to improving dealer marks and new purchases in 2013. RSO performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three and six months ended June 30, 2013 and 2012, RSO did not recognize any other-than-temporary impairment losses on positions that supported RSO's CMBS investment.
During the three and six months ended June 30, 2013, RSO sold 12 and 14 corporate bond positions with a total par value of $2.3 million and $3.0 million, respectively, and recognized a gain of $44,000 and $62,000, respectively. During the three and six months ended June 30, 2013, RSO had two corporate bond positions redeemed with a total par value of $3.5 million, and recognized a loss of $11,000. During the six months ended June 30, 2012, RSO had one corporate bond position redeemed with a total par value of $182,000, and recognized a gain of $39,000.
Changes in interest rates may also have an effect on the rate of mortgage principal prepayments and, as a result, prepayments on CMBS in RSO’s investment portfolio.  At June 30, 2013 and December 31, 2012, the aggregate discount due to interest rate changes exceeded the aggregate premium on RSO’s CMBS by approximately $5.0 million and $8.0 million, respectively.  At June 30, 2013 and December 31, 2012, the aggregate discount on RSO’s ABS portfolio was $2.8 million and $3.1 million, respectively.  There were no premiums on RSO’s ABS investment portfolio at June 30, 2013 and December 31, 2012. At June 30, 2013 the aggregate discount on RSO’s corporate bond portfolio was $96,000. At December 31, 2012, the aggregate premium on RSO’s corporate bond portfolio was $608,000.
F. Investments in real estate - RSO
The table below summarizes RSO’s investments in real estate (in thousands):

	As of June 30, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,033	1	$42,179	2
Office property	10,149	1	10,149	1
Hotel property	25,668	1	25,608	1
Subtotal	57,850		77,936
Less: Accumulated depreciation	(2,489)		(2,550)
Investments in real estate	$55,361		$75,386
During the three and six months ended June 30, 2013, RSO made no acquisitions. During the quarter ended June 30, 2013, the Company entered into a listing agreement for one of its multi-family properties. This asset has been reclassified to property available-for-sale on the balance sheet. During the year ended December 31, 2012, RSO foreclosed on one self-originated loan and converted the loan to equity with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had an occupancy rate of 75% at acquisition.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands). There were no such acquisitions during the six months ended June 30, 2013.

Description	December 31, 2012
Assets acquired:
Investments in real estate	$25,500
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661
G. Loans held for investment - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
June 30, 2013:
Bank loans (3)	$1,015,953	$(15,066)	$1,000,887
Commercial real estate loans:
Whole loans	611,271	(2,564)	608,707
B notes	16,364	(99)	16,265
Mezzanine loans	67,095	(85)	67,010
Total commercial real estate loans	694,730	(2,748)	691,982
Subtotal loans before allowances	1,710,683	(17,814)	1,692,869
Allowance for loan loss	(14,131)	—	(14,131)
Total	$1,696,552	$(17,814)	$1,678,738

December 31, 2012:
Bank loans (3)	$1,218,563	$(25,249)	$1,193,314
Commercial real estate loans:
Whole loans (4)	569,829	(1,891)	567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $325,000 and $450,000 and deferred upfront fees of $285,000 and $334,000 being amortized over the life of the bank loans as of June 30, 2013 and December 31, 2012, respectively.  Amounts include loan origination fees of $2.5 million and $1.9 million and loan extension fees of $0 and $214,000 being amortized over the life of the commercial real estate loans as of June 30, 2013 and December 31, 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2013 and December 31, 2012, respectively.

(3)	Amounts include $20.1 million and $14.9 million of bank loans held for sale at June 30, 2013 and December 31, 2012, respectively.

(4)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

At June 30, 2013 and December 31, 2012, approximately 41.2% and 47.7%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.6% and 7.9%, respectively, in Arizona; and approximately 18.5% and 11.1%, respectively, in Texas.  At June 30, 2013 and December 31, 2012, approximately 14.3% and 13.2%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare.
At June 30, 2013, RSO’s bank loan portfolio consisted of $1.0 billion (net of allowance of $4.3 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate (“LIBOR”) plus 1.5% and three month LIBOR plus 10.0% with maturity dates ranging from December 2013 to June 2021.
At December 31, 2012, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5% and three month LIBOR plus 8.8% with maturity dates ranging from August 2013 to January 2021.
The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	June 30, 2013	December 31, 2012
Less than one year	$17,611	$10,028
Greater than one year and less than five years	596,981	821,568
Five years or greater	386,295	361,718
	$1,000,887	$1,193,314

The following is a summary of RSO’s commercial real estate loans held for investment (dollars in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
June 30, 2013:
Whole loans, floating rate (1)	44	$608,707	LIBOR plus 2.50% to LIBOR plus 8.0%	September 2013 to February 2019
B notes, fixed rate	1	16,265	8.68%	April 2016
Mezzanine loans, fixed rate (6)	4	67,010	0.50% to 20.00%	September 2014 to September 2019
Total (2)	49	$691,982

December 31, 2012:
Whole loans, floating rate (1) (4) (5)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (6)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $10.8 million and $8.9 million in unfunded loan commitments as of June 30, 2013 and December 31, 2012, respectively.  These commitments are funded as the borrowers request additional funding and have satisfied the requirements to obtain this additional funding.

(2)	The total does not include an allowance for loan loss of $9.8 million and $8.0 million as of June 30, 2013 and December 31, 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	Floating rate whole loans include a $2.0 million portion of a whole loan that has a fixed rate of 15.0% as of December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

(5)	Amount includes $34.0 million from two whole loans that were classified as loans held for sale at December 31, 2012.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2013	2014	2015 and Thereafter	Total
June 30, 2013:
B notes	$—	$—	$16,265	$16,265
Mezzanine loans	—	20,813	46,197	67,010
Whole loans	4,000	—	604,707	608,707
Total (1)	$4,000	$20,813	$667,169	$691,982

December 31, 2012:
B notes	$—	$—	$16,327	$16,327
Mezzanine loans	5,328	20,694	56,764	82,786
Whole loans	71,799	—	496,139	567,938
Total (1)	$77,127	$20,694	$569,230	$667,051

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
June 30, 2013:
B notes	$197	1.39%
Mezzanine loans	632	4.47%
Whole loans	9,015	63.80%
Bank loans	4,287	30.34%
Total	$14,131

December 31, 2012:
B notes	$206	1.16%
Mezzanine loans	860	4.86%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of June 30, 2013, RSO had recorded an allowance for loan losses of $14.1 million consisting of a $4.3 million allowance on RSO’s bank loan portfolio and a $9.8 million allowance on RSO’s commercial real estate portfolio as a result of the provisions taken on four bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios. The bank loan allowance decreased $5.4 million from $9.7 million as of December 31, 2012 to $4.3 million as of June 30, 2013 as a result of improved credit conditions.  The whole loan allowance increased $2.1 million from $6.9 million as of December 31, 2012 to $9.0 million as of June 30, 2013 as a result of specific provisions taken on one commercial real estate loan.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

H. Investments in unconsolidated entities - RSO
In May 2013, RSO entered into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). RSO invested $10.0 million as of June 30, 2013. The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners, LLC. The investment balance of $10.1 million at June 30, 2013 is recorded as an investment in unconsolidated entities on RSO's balance sheet using the equity method.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board are controlled by the joint venture partner, the joint venture partner must obtain LTCC's unanimous approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, RSO determined that there was joint control and, therefore, neither RSO nor its joint venture partner will consolidate LCF. Using the equity method, RSO recognized net losses of $242,000 during the three and six months ended June 30, 2013, as equity in net losses of unconsolidated subsidiaries. RSO's investment in LCF was $1.8 million at June 30, 2013 and is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. For the three and six months ended June 30, 2013, RSO recorded earnings of $19,000 and $43,000, which were recorded in equity in net losses of unconsolidated subsidiaries on RSO's consolidated statement of income.  There was no such loss for both the three and six months ended June 30, 2012. The investment balance of $569,000 and $526,000 at June 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
On November 16, 2011, RSO and the Company, entered into a SPA with Eos Partners, L.P.  In exchange for RSO's prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF.  RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation.  Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction.  These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO recorded a loss of $2.2 million in conjunction with the transaction.  On January 18, 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock for $3.7 million. During the second quarter of 2013, RSO entered into another stock purchase agreement with LEAF to purchase 3,323 shares of newly issued Series E Preferred Stock for $3.3 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO accrued $207,000 on the Series E Preferred Stock shares to date. RSO's fully-diluted basis assuming conversion is 27.5%. RSO’s interest in the investment is accounted for under the equity method.  For the three and six months ended June 30, 2013, RSO recorded earnings of $304,000 and a loss of $32,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statements of income. For the three and six months ended June 30, 2012, RSO recorded a loss of $1.3 million , which was recorded in equity in net losses on the RSO consolidated statements of income. RSO’s investment in LEAF was carried at $40.0 million and $33.1 million as of June 30, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds RSO's interests in a real estate joint venture) from the Company at book value.  This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value.  RSO acquired the membership interests for $2.1 million. The agreement requires RSO to contribute 3% to 5% (depending on the asset agreement) of the total funding required for each asset acquisition on a monthly basis.  RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and six months ended June 30, 2013, RSO paid RREM management fees of $8,000 and $16,000, respectively. For the three and six months ended June 30, 2012, RSO paid RREM management fees of $12,000 and $24,000, respectively. For the three and six months ended June 30, 2013, RSO recorded losses of $101,000 and $214,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statement of income.  For the three and six months ended June 30, 2012, RSO recorded earnings of $486,000 and $585,000, respectively, which was recorded in equity in net losses of unconsolidated subsidiaries on the RSO consolidated statement of income. The investment balance of $1.4 million and $2.3 million at June 30, 2013 and December 31, 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheet using the equity method.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II and determined it was not the primary beneficiary of either trust. RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2013, RSO recognized $602,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $48,000 and $95,000, respectively, of amortization of deferred debt issuance costs.  For the three and six months ended June 30, 2012, RSO recognized $623,000 and $1.3 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $45,000 and $90,000, respectively, of amortization of deferred debt issuance costs.  RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

I. Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Loans Receivable-Related Party	Total
June 30, 2013:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$17,691
Provision (benefit) for loan loss	1,948	(2,148)	—	(200)
Loans charged-off	(90)	(3,270)	—	(3,360)
Allowance for losses at June 30, 2013	$9,844	$4,287	$—	$14,131
Ending balance:
Individually evaluated for impairment	$4,000	$3,351	$—	$7,351
Collectively evaluated for impairment	$5,844	$936	$—	$6,780
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$184,383	$12,564	$7,962	$204,909
Collectively evaluated for impairment	$507,599	$988,323	$—	$1,495,922
Loans acquired with deteriorated credit quality	$—	$—	$—	$—

December 31, 2012:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$27,518
Provision for loan loss	5,225	11,593	—	16,818
Loans charged-off	(21,460)	(5,185)	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,688	$8,324	$190,067
Collectively evaluated for impairment	$489,996	$1,187,875	$—	$1,677,871
Loans acquired with deteriorated credit quality	$—	$751	$—	$751
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2013
Bank loans	$888,643	$45,933	$30,731	$2,889	$12,564	$20,127	$1,000,887

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of RSO’s bank loans are performing with the exception of five loans with an amortized cost of $12.6 million as of June 30, 2013, two of which defaulted during the three months ended June 30, 2013. As of December 31, 2012, all of RSO's bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012 (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted on December 31, 2011.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2013
Whole loans	$553,333	$—	$55,374	$—	$—	$608,707
B notes	16,265	—	—	—	—	16,265
Mezzanine loans	28,938	—	38,072	—	—	67,010
	$598,536	$—	$93,446	$—	$—	$691,982

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of RSO’s commercial real estate loans were performing as of June 30, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2013:
Whole loans	$—	$—	$—	$—	$608,707	$608,707	$—
B notes	—	—	—	—	16,265	16,265	—
Mezzanine loans	—	—	—	—	67,010	67,010	—
Bank loans	9,749	—	2,815	12,564	988,323	1,000,887	—
Loans receivable- related party	—	—	—	—	7,962	7,962	—
Total loans	$9,749	$—	$2,815	$12,564	$1,688,267	$1,700,831	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable- related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Impaired Loans
The following tables show impaired loans in the categories indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2013:
Loans without a specific valuation allowance:
Whole loans	$129,546	$129,546	$—	$117,221	$5,575
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	986
Bank loans	—	—	—	—	—
Loans receivable - related party	6,061	6,061	—	—	348
Loans with a specific valuation allowance:
Whole loans	25,000	25,000	(4,000)	23,333	1,442
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	12,564	12,564	(3,351)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$154,546	$154,546	$(4,000)	$140,554	$7,017
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	986
Bank loans	12,564	12,564	(3,351)	—	—
Loans receivable - related party	6,061	6,061	—	—	348
	$211,243	$211,243	$(7,351)	$178,626	$8,351

December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	—	—	—	—	—
Loans receivable - related party	6,754	6,754	—	—	851
Loans with a specific valuation allowance:
Whole loans	23,142	23,142	(2,142)	22,576	801
B notes	—	—	—	—	—
Mezzanine loans	—	—	—	—	—
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	—	—	—	—	—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended June 30, 2013:
Whole loans	—	$—	$—
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	—	$—	$—

Three Months Ended June 30, 2012:
Whole loans	—	$—	$—
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	—	—	—
Total loans	—	$—	$—

Six Months Ended June 30, 2013:
Whole loans	2	$56,328	$56,328
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	3	$62,920	$62,920

Six Months Ended June 30, 2012:
Whole loans	3	$92,912	$76,597
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Loans receivable	—	—	—
Loans receivable - related party	1	7,797	7,797
Total loans	4	$100,709	$84,394
As of June 30, 2013 and December 31, 2012, there were no troubled-debt restructurings that subsequently defaulted.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

J. Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of preferred equity and began consolidating Whitney CLO I, one of the RCAM CLOs. As a result of this transaction and the consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain/(loss) on consolidation in the RSO consolidated statement of income during the year ended December 31, 2012. In May 2013, RSO purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on the consolidated statement of income during the year ended December 31, 2012. RSO expects to record amortization expense on intangible assets of approximately $1.9 million for the year ending December 31, 2013, and $1.8 million for the years ending December 31, 2014, 2015, 2016 and 2017.  The weighted average amortization period was 8.2 years and 8.7 years at June 30, 2013 and December 31, 2012, respectively and the accumulated amortization was $11.5 million and $10.5 million at June 30, 2013 and December 31, 2012, respectively.
The following table summarizes intangible assets at June 30, 2013 and December 31, 2012 (in thousands):

	Beginning Balance	Accumulated Amortization	Net Assets
June 30, 2013:
Investment in RCAM	$21,213	$(9,072)	$12,141
Investments in real estate:
In-place leases	2,461	(2,408)	53
Above (below) market leases	29	(27)	2
	2,490	(2,435)	55
Total intangible assets	$23,703	$(11,507)	$12,196

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
	2,490	(2,403)	87
Total intangible assets	$23,703	$(10,511)	$13,192
For the three and six months ended June 30, 2013, RSO recognized $1.5 million and $2.9 million, respectively of fee income related to the investment in RCAM. For the three and six months ended June 30, 2012, RSO recognized $1.8 million and $3.7 million, respectively of fee income related to the investment in RCAM.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

K. Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at June 30, 2013 and December 31, 2012 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
June 30, 2013:
RREF CDO 2006-1 Senior Notes (1)	$115,294	1.64%	33.1 years	$167,682
RREF CDO 2007-1 Senior Notes (2)	181,062	0.86%	33.3 years	236,129
Apidos CDO I Senior Notes (3)	126,007	1.34%	4.1 years	142,748
Apidos CDO III Senior Notes (4)	158,457	0.85%	7.0 years	170,079
Apidos Cinco CDO Senior Notes (5)	320,848	0.78%	6.8 years	342,487
Apidos CLO VIII Senior Notes (6)	302,250	2.13%	8.3 years	349,607
Apidos CLO VIII Securitized Borrowings (11)	19,250	16.45%	8.3 years	—
Whitney CLO I Senior Notes (10)	101,982	2.47%	3.7 years	121,026
Whitney CLO I Securitized Borrowings (11)	5,467	9.14%	3.7 years	—
Unsecured Junior Subordinated Debentures (7)	50,908	4.23%	23.2 years	—
Repurchase Agreements (8)	163,785	2.19%	18 days	224,957
Mortgage Payable (9)	13,600	4.14%	5.1 years	18,100
Total	$1,558,910	1.78%	11.9 years	$1,772,815

December 31, 2012:
RREF CDO 2006-1 Senior Notes (1)	$145,664	1.42%	33.6 years	$295,759
RREF CDO 2007-1 Senior Notes (2)	225,983	0.81%	33.8 years	292,980
Apidos CDO I Senior Notes (3)	202,969	1.07%	4.6 years	217,745
Apidos CDO III Senior Notes (4)	221,304	0.80%	7.5 years	232,655
Apidos Cinco CDO Senior Notes (5)	320,550	0.82%	7.4 years	344,105
Apidos CLO VIII Senior Notes (6)	300,951	2.16%	8.8 years	351,014
Apidos CLO VIII Securitized Borrowings (11)	20,047	15.27%	8.8 years	—
Whitney CLO I Senior Notes (10)	171,555	1.82%	4.2 years	191,704
Whitney CLO I Securitized Borrowings (11)	5,860	9.50%	4.2 years	—
Unsecured Junior Subordinated Debentures (7)	50,814	4.26%	23.7 years	—
Repurchase Agreements (8)	106,303	2.28%	18 days	145,234
Mortgage Payable (9)	13,600	4.17%	5.6 years	18,100
Total	$1,785,600	1.62%	12.5 years	$2,089,296

(1)
Amount represents principal outstanding of $115.7 million and $146.4 million less unamortized issuance costs of $409,000 and $728,000 as of June 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2006.

(2)
Amount represents principal outstanding of $182.0 million and $227.4 million less unamortized issuance costs of $909,000 and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in June 2007.

(3)
Amount represents principal outstanding of $126.0 million and $203.2 million less unamortized issuance costs of $43,000 and $274,000 as of June 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in August 2005.

(4)
Amount represents principal outstanding of $158.8 million and $222.0 million less unamortized issuance costs of $306,000 and $659,000 as of June 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2006.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

(5)
Amount represents principal outstanding of $322.0 million and $322.0 million less unamortized issuance costs of $1.2 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in May 2007.

(6)
Amount represents principal outstanding of $317.6 million and $317.6 million, less unamortized issuance costs of $4.3 million and $4.7 million, and less unamortized discounts of $11.0 million and $11.9 million as of June 30, 2013 and December 31, 2012, respectively.  This CDO transaction closed in October 2011. Apidos CLO VIII was called and the notes were paid in full in October 2013.

(7)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(8)
Amount represents principal outstanding of $48.7 million and $47.5 million less unamortized deferred debt costs of $82,000 and $23,000 plus accrued interest costs of $28,000 and $37,000 related to CMBS repurchase facilities as of June 30, 2013 and December 31, 2012, respectively, and principal outstanding of $116.1 million and $59.1 million less unamortized deferred debt costs of $1.1 million and $348,000 plus accrued interest costs of $143,000 and $79,000 related to CRE repurchase facilities as of June 30, 2013 and December 31, 2012. Amount does not reflect CMBS repurchase agreement borrowings that are components of Linked Transactions. At June 30, 2013 and December 31, 2012, RSO had repurchase agreements of $66.6 million and $20.4 million that were linked to CMBS purchases and accounted for as Linked Transactions, and, as such, the linked repurchase agreements are not included in the above table.

(9)
Amount represents principal outstanding of $13.6 million as of June 30, 2013 and December 31, 2012, respectively. This real estate transaction closed in August 2011. The asset has been reclassified to property available-for-sale and is held at its amortized cost of $19.6 million on the consolidated balance sheet at June 30, 2013.

(10)
Amount represents principal outstanding of $103.7 million and $174.1 million less unamortized discounts of $1.7 million and $2.5 million as of June 30, 2013 and December 31, 2012, respectively. In September 2013, the Company called and liquidated Whitney CLO I. As a result, substantially all of the remaining assets were sold and the balance on the outstanding notes totaling $103.7 million was paid down.

(11)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.
Collateralized Debt Obligations
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate, Inc. ("RCC Real Estate"), a wholly owned subsidiary of RSO, purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2013, $60.0 million of Class A-1 notes have been paid down and $50.0 million of the class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consisted of the following classes: (i) $180.0 million of class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allowed the CDO to fund future funding obligations under the existing whole loan participations that had future funding commitments; the undrawn balance of the class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.86% and 0.81% at June 30, 2013 and December 31, 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

During the three and six months ended June 30, 2012, RSO repurchased $50.0 million of the Class A-1R notes in RREF CDO 2007-1 at a weighted average price of 90.00% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulting in a $3.6 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the three and six months ended June 30, 2012, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the class J senior notes (rated BB: Fitch) and 100% of the class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2013, $76.9 million, respectively, of Class A-1 notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2006-1 consisted of the following classes:  (i) $129.4 million of class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of class K notes bearing interest at a fixed rate of 6.00%.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.64% and 1.42% at June 30, 2013 and December 31, 2012, respectively.
During the three and six months ended June 30, 2012, RSO repurchased $5.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 82.48% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the three and six months ended June 30, 2013, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represents 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I and as of June 30, 2013 holds 68.3% of the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The balance of senior notes issued to investors when RSO acquired a controlling interest in October 2012 were as follows: (i) $48.8 million of class A-1L notes bearing interest at LIBOR plus 0.32%; (ii) $26.5 million of class A-1LA notes bearing interest at LIBOR plus 0.29%; (iii) $36.5 million of class A-1LB notes bearing interest at LIBOR plus 0.45%; (iv) $19.8 million of class A-2F notes bearing interest at LIBOR plus 5.19%; (v) $15.0 million of class A-2L notes bearing interest at LIBOR plus 0.57%; (vi) $25.0 million of class A-3L notes bearing interest at LIBOR plus 1.05%; (vii) $23.5 million of class B-1LA notes bearing interest at LIBOR plus 2.10%; (viii) $14.4 million of class B-1LB notes bearing interest at LIBOR plus 1.00%. All of the notes issued mature on March 1, 2017. RSO has the right to call the notes anytime after March 1, 2009 until maturity in March 2017. The weighted average interest rate on all notes was 2.47% and 1.82% at June 30, 2013 and December 31, 2012, respectively. The reinvestment period for Whitney CLO I ended in March 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down. Since October 2012 when the Company began consolidating Whitney CLO I, $46.2 million of Class A-1L notes and $33.1 million of Class A-1LB notes have been paid down.
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
The senior notes issued to investors by Apidos CLO VIII consist of the following classes: (i) $231.2 million of class A-1 notes bearing interest at LIBOR plus 1.5%; (ii) $35.0 million of class A-2 notes bearing interest at LIBOR plus 2.0%; (iii) $17.3 million of class B-1 notes bearing interest at LIBOR plus 2.5%; (iv) $6.8 million of class B-2 notes bearing interest at LIBOR plus 2.5%; (v) $14.1 million of class C notes bearing interest at LIBOR plus 3.1% and (vi) $13.2 million of class D notes bearing interest at LIBOR plus 4.5%. All of the notes issued mature on October 17, 2021, although RSO has the right to call the notes anytime from October 17, 2013 until maturity.  The weighted average interest rate on all notes was 2.13% and 2.16% at June 30, 2013 and December 31, 2012, respectively. In October 2013, Apidos CLO VIII was called and liquidated. Proceeds from the liquidation were used to pay the notes down in full.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.78% and 0.82% at June 30, 2013 and December 31, 2012, respectively.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

At closing, the senior notes issued to investors by Apidos CDO III consisted of the following classes:  (i) $212.0 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.85% and 0.80% at June 30, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2013, $103.7 million of Class A-1 notes have been paid down.
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
At closing, the senior notes issued to investors by Apidos CDO I consisted of the following classes:  (i) $259.5 million of class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.34% and 1.07% at June 30, 2013 and December 31, 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2013, $193.5 million of Class A-1 Notes have been paid down.
During the three and six months ended June 30, 2012, RSO repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% of par which resulted in a $298.0 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the three and six months ended June 30, 2013, RSO did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2013 were $285,000 and $306,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012 were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at June 30, 2013, were 0.0423 and 4.23%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
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
JUNE 30, 2013
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
Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “ 2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RSO Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants as of June 30, 2013.
At June 30, 2013, RCC Real Estate and RCC Commercial had borrowed $46.8 million (net of $82,000 of deferred debt issuance costs), all of which the RSO Subsidiaries had guaranteed.  At June 30, 2013, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $53.7 million and a weighted average interest rate of one-month LIBOR plus 1.26%, or 1.45%.  At December 31, 2012, RCC Real Estate had borrowed $42.5 million (net of $23,000 of deferred debt issuance costs), all of which the RSO subsidiaries had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $51.4 million and a weighted average interest rate of one-month LIBOR plus 1.30%, or 1.53%. At June 30, 2013 and December 31, 2012, RSO also had repurchase agreements of $12.3 million, with a weighted average interest rate of one-month LIBOR plus 1.38% or 1.58%, and $11.9 million that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table. The borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $11.3 million as of June 30, 2013. At December 31, 2012, RSO also had repurchase agreements of $12.2 million, with a weighted average interest rate of one-month LIBOR plus 1.42% or 1.60%, respectively. The borrowings under the repurchase agreement were secured by highly-rated CMBS with an estimated fair value of $14.6 million as of December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2013:
Wells Fargo Bank, National Association.(2)	$9,722	18	1.45%

December 31, 2012:
Wells Fargo Bank, National Association.(2)	$10,722	18	1.53%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$12.3 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of June 30, 2013 and December 31, 2012, respectively.
CRE – Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had a maximum amount of $150.0 million and an initial 18 month term with two one year options to extend.  RSO paid an origination fee of 37.5 basis points (0.375)%.  RSO guaranteed RCC Real Estate’s performance of its obligations under the 2012 Facility.  On April 2, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February of 2015 and provides two additional one year extension options at RSO's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension. At June 30, 2013, RCC Real Estate had borrowed $115.5 million (net of $1.1 million of deferred debt issuance costs), all of which RSO had guaranteed.  At June 30, 2013, borrowings under the 2012 Facility were secured by several commercial real estate loans with an estimated fair value of $167.7 million and a weighted average interest rate of one-month LIBOR plus 2.46%, or 2.65%. At December 31, 2012, RCC Real Estate had borrowed $58.8 million (net of $348,000 of deferred debt issuance costs), all of which RSO had guaranteed.  At December 31, 2012, borrowings under the 2012 Facility were secured by several commercial real estate loans with an estimated fair value of $85.4 million and a weighted average interest rate of one-month LIBOR plus 2.67%, or 2.88%.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RSO Companies to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit the registrant's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of June 30, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows information about the amount at risk under the facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2013:
Wells Fargo	$52,221	18	2.65%

December 31, 2012
Wells Fargo	$26,332	18	2.88%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
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
Short-Term Repurchase Agreements
On November 6, 2012, RSO entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity with monthly resets of interest rates.  At June 30, 2013, RCC Real Estate had borrowed $18.8 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At June 30, 2013, borrowings under the repurchase agreement were secured by one CMBS bonds with an estimated fair value of $26.4 million and a weighted average interest rate of one-month LIBOR plus 0.83%, or 1.03%.  At December 31, 2012, RCC Real Estate had borrowed $4.7 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $7.2 million and a weighted average interest rate of one-month LIBOR plus 0.80%, or 1.01%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2013:
JP Morgan Securities, LLC (2)	$7,716	29	1.03%

December 31, 2012:
JP Morgan Securities, LLC (2)	$2,544	11	1.01%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$18.8 million and $4.7 million linked repurchase agreement borrowings are being included as derivative instruments as of June 30, 2013 and December 31, 2012.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.  At June 30, 2013, RCC Real Estate had borrowed $1.8 million, all of which RSO had guaranteed.  At June 30, 2013, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $2.8 million and a weighted average interest rate of one-month LIBOR plus 0.90%, or 1.08%. At December 31, 2012, RCC Real Estate had borrowed $1.9 million, all of which RSO had guaranteed.  At December 31, 2012, borrowings under the repurchase agreement were secured by one CMBS bond with an estimated fair value of $3.1 million and a weighted average interest rate of one-month LIBOR plus 0.01%, or 1.46%. At June 30, 2013 and December 31, 2012, RSO also had repurchase agreements of $23.1 million, with a weighted average interest rate of one-month LIBOR plus 1.02% or 1.21%, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2013:
Wells Fargo Securities, LLC (2)	$9,048	28	1.08%

December 31, 2012:
Wells Fargo Securities, LLC (2)	$1,956	28	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$23.1 million and $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of June 30, 2013 and December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the origination of CMBS and commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.   At June 30, 2013, RCC Real Estate had borrowed $12.3 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At June 30, 2013, borrowings under the repurchase agreement were secured by one CMBS bonds with an estimated fair value of $18.9 million and a weighted average interest rate of one-month LIBOR plus 1.21%, or 1.40%.  At December 31, 2012, RCC Real Estate had borrowed $3.1 million, all of which RSO had guaranteed, that were linked to CMBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the borrowings table.  At December 31, 2012, borrowings under the repurchase agreement were secured by a CMBS bond with an estimated fair value of $5.1 million and a weighted average interest rate of one-month LIBOR plus 1.25%, or 1.46%.
The following table shows information about the amount at risk under this facility (dollars in thousands);

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2013:
Deutsche Bank Securities, Inc.	$6,671	28	1.40%

December 31, 2012
Deutsche Bank Securities, Inc.	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
Mortgage Payable
On August 1, 2011, RSO, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, RSO entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bears interest at a rate of one-month LIBOR plus 3.95%.  At June 30, 2013, the borrowing rate was 4.14%. In September 2013, there were no outstanding borrowings under this agreement as the property and the underlying mortgage was repaid. At December 31, 2012 there was $13.6 million outstanding and the borrowing rate was 4.17%.
L. Related party transactions - RSO
Relationship with LEAF. LEAF originates and manages equipment leases and notes on behalf of RSO.
On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. The loan is current and performing with balances outstanding at June 30, 2013 and December 31, 2012 of $6.1 million and $6.8 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

Relationship with CVC Credit Partners. On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five CLO holdings of approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing the five CLOs.   CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2013, CVC Credit Partners earned subordinated fees of $174,000 and $355,000, respectively. For the three and six months ended June 30, 2012, CVC Credit Partners earned subordinated fees of $203,000 and $414,000, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity in this CLO, increasing its ownership percentage to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole earlier this year in February 2013.
Relationship with Resource Real Estate. On June 21, 2011, RSO entered into a joint venture with an unaffiliated third party to form CR SLH Partners, L.P. (“SLH Partners”) to purchase a defaulted promissory note secured by a mortgage on a multi-family apartment building.  RSO purchased a 10% equity interest in the venture and also loaned SLH Partners $7.0 million to finance the project secured by a first mortgage lien on the property. On May 23, 2012, SLH Partners repaid the $7.0 million loan in its entirety.  The loan had a maturity date of September 21, 2012 and bore interest at a fixed rate of 10.0% per annum on the unpaid principal balance, payable monthly.   RSO received a commitment fee equal to 1.0% of the loan amount at the origination of the loan and received a $70,000 exit fee upon repayment.  RREM was appointed as the asset manager of the venture.  RREM performs lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 2.0% of the gross receipts generated from the property.  RSO held a $1.1 million and $1.2 million preferred equity investment in SLH Partners as of June 30, 2013 and December 31, 2012, respectively.
Relationship with TBBK.  Walter Beach, a director of TBBK since 1999, has also served as a director of RSO since March 2005. On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with Bancorp.  The note matured on June 30, 2012 and was not renewed.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and six months ended June 30, 2013, RSO paid Ledgewood $40,000 and $87,000, respectively, in connection with legal services rendered to RSO as compared to $83,000 and $116,000 for the three and six months ended June 30, 2012, respectively.

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
JUNE 30, 2013
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
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013:
Assets:
Investment securities, trading	$—	$—	$12,266	$12,266
Investment securities available-for-sale	12,775	110,924	111,309	235,008
CMBS - linked transactions	—	9,517	15,764	25,281
Total assets at fair value	$12,775	$120,441	$139,339	$272,555

Liabilities:
Derivatives (net)	$—	$469	$12,236	$12,705
Total liabilities at fair value	$—	$469	$12,236	$12,705

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - linked transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	$—	$610	$14,077	$14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$116,148
Total gains or losses (realized/unrealized):
Included in earnings	8,385
Purchases	62,315
Sales	(30,841)
Paydowns	(14,013)
Unrealized gains (losses) – included in Accumulated other comprehensive income	(2,655)
Transfers from level 2	—
Ending balance, June 30, 2013	$139,339
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$14,077
Unrealized gains – included in Accumulated other comprehensive income	(1,841)
Ending balance, June 30, 2013	$12,236
RSO had $535,000 and $556,000 of impairment losses included in earnings due to the other-than-temporary impairment charges of 13 assets that were traded at losses during each of the three and six months ended June 30, 2013, respectively. RSO had $32,000 and $171,000 of impairment losses included in earnings due to other-than-temporary impairment charges on one and two securities during the three and six months ended June 30, 2012, respectively. These losses are included in the RSO consolidated statements of income as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and commercial real estate loans (“CRE loans”) identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in RSO's interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and six months ended June 30, 2013 was $2.4 million and $3.0 million, respectively, as compared to $3.4 million and $4.6 million for the three and six months ended June 30, 2012, respectively, and is included in RSO's consolidated statements of income as provision for loan losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013:
Assets:
Loans held for sale	$—	$20,127	$—	$20,127
Impaired loans	—	7,987	—	7,987
Total assets at fair value	$—	$28,114	$—	$28,114

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$12,705	Discounted cash flow	Weighted average credit spreads	5.00%
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
The fair values of RSO’s remaining financial instruments that are not reported at fair value on the RSO consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Loans held-for-investment	$1,658,611	$1,662,941	$—	$980,520	$682,421
Loans receivable-related party	$7,962	$7,962	$—	$—	$7,962
CDO notes	$1,330,617	$1,162,243	$—	$1,162,243	$—
Junior subordinated notes	$50,908	$17,402	$—	$—	$17,402
Repurchase agreement	$163,785	$163,785	$—	$—	$163,785

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreement	$106,303	$106,303	$—	$—	$106,303

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2013
(unaudited)

NOTE 19 – SUBSEQUENT EVENTS
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
The Company has evaluated subsequent events through the filing of this form and determined that no events have occurred that would require adjustments to the consolidated financial statements.

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

Back to Index

Back to Index

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
We currently account for our interests in LEAF Commercial Capital, Inc., or LEAF, as an equity method investment. In addition, we have recorded provisions for credit losses of $1.5 million and $4.3 million during the three and six months ended June 30, 2013 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
In the three months ended June 30, 2013, we recorded an income tax benefit of $1.5 million which reflects the greater impact of expected tax benefits, specifically the dividend received deduction on taxable earnings from CVC Credit Partners and state net operating losses, relative to our projected pre-tax earnings. We recorded consolidated net income attributable to common shareholders of $1.1 million and $1.6 million for the three and six months ended June 30, 2013, respectively.

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

Employees
As of June 30, 2013, we had 625 full-time employees, an increase of 30 or (5%), from 595 employees at June 30, 2012, including an increase of 23 employees at our property management subsidiary. The following table summarizes our employees by operating segment:

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

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Fund management revenues (1)	$8,375	$6,921	$16,343	$16,318
Finance and rental revenues (2)	2,614	2,584	4,619	4,570
RSO management fees (3)	2,561	4,098	5,135	7,474
Gains on sale of investments (4)	17	22	1,623	22
Other revenues (5)	996	159	2,292	180
	14,563	13,784	30,012	28,564
Revenues from consolidated VIE - RSO	21,647	26,262	52,225	54,988
Elimination of consolidated revenues attributed to operating segments	(2,725)	(4,235)	(5,425)	(7,745)
	$33,485	$35,811	$76,812	$75,807

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	June 30,
	2013	2012
Assets under management (1):
Commercial real estate debt	$999	$857
Real estate investment funds and programs	582	578
RRE Opportunity REIT	188	107
Distressed portfolios	57	94
Properties managed for RSO	64	60
Institutional portfolios	15	15
Legacy portfolio	16	18
Resource Real Estate Diversified Income Fund	1	—
	$1,922	$1,729

(1)	For information on how we calculate assets under management, see “Assets under Management”, above.

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

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Management fees:
Asset management fees	$3,232	$2,100	$5,826	$3,947
Resource Residential property management fees	2,374	1,843	4,607	3,413
RSO management fees	2,690	3,320	4,883	5,327
	8,296	7,263	15,316	12,687
Other:
Rental property income and revenues of consolidated real estate VIE (1)	1,518	1,524	2,467	2,470
Master lease revenues	1,096	1,060	2,152	2,100
Fee income from sponsorship of investment entities	1,557	1,418	2,246	3,689
Gains and fees on resolution of loans and other property interests	17	22	1,623	22
Equity in losses of unconsolidated entities	(331)	(366)	(311)	(331)
	$12,153	$10,921	$23,493	$20,637
Costs and expenses:
General and administrative expenses	$4,484	$3,696	$9,177	$7,456
Resource Residential property management expenses	2,194	1,685	4,549	3,433
Master lease expenses	1,387	1,060	2,966	2,102
Rental property expenses and expenses of consolidated real estate VIE (1)	831	945	1,644	1,802
	$8,896	$7,386	$18,336	$14,793

(1)
We generally consolidate a variable interest entity, or VIE, when we are deemed to be the primary beneficiary of the entity. The real estate VIE was deconsolidated in 2013 upon the sale of the property underlying our interest in the entity.

Revenues − Three and Six Months Ended June 30, 2013 as Compared to Three and Six Months Ended June 30, 2012
Revenues from our real estate operations increased $1.2 million (11.3%) and $2.9 million (13.8%) for the three and six months ended June 30, 2013, respectively.  We attribute the increases primarily to the following:
Management fees - increased by $1.0 million and $2.6 million, respectively, principally due to the following:

•
a $1.1 million and $1.9 million increase, respectively, in asset management fees, reflecting a $981,000 and $1.6 million increase in broker-dealer manager fees earned in conjunction with an increase in the funds raised for RRE Opportunity REIT; and

•
a $531,000 and $1.2 million increase, respectively, in property management fees earned by our property manager, Resource Real Estate Management, Inc., or Resource Residential, reflecting a 1,113 unit increase (6%) in multifamily units under management to 19,010 units at June 30, 2013 from 17,897 units at June 30, 2012.

These increases were offset, in part, by:

•
a $630,000 and $444,000 decrease, respectively, in RSO management fees. The base management fee increased by $1.1 million and $1.8 million, respectively, due to an increase in the equity of RSO upon which this fee is based. In the three and six months ended June 30, 2012, we earned incentive management fees of $1.8 million and $2.2 million. There were no incentive management fees earned in the current year periods. The incentive management fees are based on the adjusted operating earnings of RSO, which varies from period to period.

Other revenues - increased by $199,000 and $227,000 for the three and six months ended June 30, 2013, respectively, principally due to the following:

•
a $1.6 million increase in gains and fees on resolution of loans and investment entities for the six months ended June 30, 2013. In January 2013, we sold our 10% interest in a real estate joint venture and recognized a gain of $1.6 million; and

•
a $139,000 increase and a $1.4 million decrease, respectively, in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

Back to Index

Back to Index

•	During the three and six months ended June 30, 2013, we earned $1.6 million and $2.2 million, respectively, in fees primarily from the following activities:

•	the acquisition of three and five properties (valued at $45.8 million and $64.4 million, respectively);

•	the sale of one and three properties (valued at $10.2 million and $23.3 million, respectively) and

•	the refinancing of one property.
In comparison, during the three and six months ended June 30, 2012, we earned $1.4 million and $3.7 million, respectively, in fees primarily from the following activities:

•
the acquisition of one property (valued at $41.3 million) during the three months ended June 30, 2012 and four properties and two loans (valued at $87.8 million) during the six months ended June 30, 2012;

•	the sale of one property (valued at $20.0 million), including a promoted return of $1.2 million during the six months ended June 30, 2012; and

•	the financing of three properties.
Costs and Expenses − Three and Six Months Ended June 30, 2013 as Compared to Three and Six Months Ended June 30, 2012
Costs and expenses of our real estate operations increased $1.5 million (20.4%) and $3.5 million (24.0%), respectively. We attribute these changes primarily to the following:

•
a $788,000 and $1.7 million increase, respectively, in general and administrative expenses principally related to a $1.1 million and $1.9 million increase, respectively, in wages and benefits. The three and six months ended June 30, 2013 reflect an increase in wages and benefits allocated to our real estate segment in conjunction with the increase in its operating activities as well as the additional staffing required to manage the increased properties under management and to enhance our fundraising capabilities at our broker-dealer, Resource Securities, Inc.; and

•
a $509,000 and $1.1 million increase, respectively, in Resource Residential expenses, primarily due to increased wages and benefits as well as information technology expenses due to the increased number of properties under management.

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
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Fund management fees	$711	$1,295	$1,444	$4,983
Fund management fees - incentive	705	—	1,114	—
RSO management fees - trading portfolio	(266)	722	(40)	1,562
RSO management fees	137	56	292	585
Structuring and placement fees	—	—	—	—
Introductory agent fees	162	260	493	829
Equity in earnings of unconsolidated CDO issuers	213	195	440	410
Equity in earnings of CVC Credit Partners	(477)	192	105	192
Gains, net, on trading securities	966	178	2,242	178
Other revenues	31	(21)	51	—
	2,182	2,877	6,141	8,739
Total limited and general partner interests	263	114	591	556
	$2,445	$2,991	$6,732	$9,295

Costs and expenses	$1,694	$2,994	$4,222	$7,373
Fees and/or reimbursements that we receive vary by transaction and, accordingly, there may be significant variations in the revenues we recognize from our financial fund management operations from period to period.
Revenues − Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012
Revenues from our financial fund management operations increased $546,000 (18%) to $2.4 million for the three months ended June 30, 2013 from $3.0 million for the three months ended June 30, 2012. We attribute the increase primarily to the following:

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
Revenues − Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012
Revenues from our financial fund management operations decreased $2.6 million (28%) to $6.7 million for the six months ended June 30, 2013 from $9.3 million for the six months ended June 30, 2012. We attribute the decrease primarily to the following:

•	a $3.5 million decrease in fund management fees, principally due to the decrease in CLO collateral management and partnership management fees as a result of the sale of Apidos;

•
a $293,000 decrease in RSO management fees, reflecting a $585,000 decrease in RSO base and incentive management fees due to the sale of Apidos, offset by a $293,000 increase in fees related to a new oversight fee charged to RSO for our management of an RSO portfolio of life insurance policies; and

•	a $1.6 million decrease in incentive management fees earned from managing a trading portfolio on behalf of RSO, which varies by quarter based upon transactional activity.

•
a $87,000 decrease in earnings on unconsolidated entities reflecting the results of our joint venture partnership with CVC which commenced in April 2012. This decrease was primarily due to a one-time charge of $783,000 related to the start up costs of a European listed investment company, offset in part by a $696,000 increase in recurring revenues for the 6 month period in 2013, as compared to an abbreviated month period in 2013.

These decreases were partially offset by the following:

•	a $1.1 million increase in fund management incentive fees reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $2.1 million increase in realized and unrealized gains, and interest recorded on trading securities, due to increased activity; and

•
a $35,000 increase in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly year to year.

Costs and Expenses − Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012
Costs and expenses of our financial fund management operations decreased $3.2 million (43%) for the six months ended June 30, 2013. General and administrative expenses decreased by $3.1 million principally due to a $1.9 million decrease in compensation and benefits corresponding with the reduced number of employees in connection with the sale of Apidos, and a $1.2 million decrease in incentive related pay comprised of the following:

•
a $1.5 million decrease in connection with the management of a trading portfolio on behalf of RSO, offset in part by a $300,000 increase in incentive compensation incurred in connected with our trading security gains.

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
We continue to consolidate the operating results of LEAF Financial. Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $483,000 and $1.1 million of fund management fees from these entities during the three and six months ended June 30, 2013, respectively, and $1.1 million and $2.3 million during the three and six months ended June 30, 2012, respectively.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Equity in losses of investment entities	$(32)	$(128)	$(205)	$(215)
Equity in losses of LEAF	(3)	(2)	(8)	(1,155)
	(35)	(130)	(213)	(1,370)
Other fees	—	2	—	2
	$(35)	$(128)	$(213)	$(1,368)
Costs and expenses:
General and administrative expenses - wages and benefit costs	$70	$58	$103	$107
General and administrative expenses - other	(289)	60	(277)	241
	$(219)	$118	$(174)	$348

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

Back to Index

Back to Index

The following summarizes the operating activities of RSO for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total interest income	$30,715	$29,720	$64,035	$59,569
Interest expense	11,134	8,869	22,299	17,252
Net interest income	19,581	20,851	41,736	42,317
Other revenues	2,066	5,411	10,489	12,671
Total revenues	21,647	26,262	52,225	54,988
Operating expenses	13,105	15,276	31,055	29,521
Net operating income	8,542	10,986	21,170	25,467
Other revenues	—	5,464	—	5,464
Net income	$8,542	$16,450	$21,170	$30,931

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs were $2.1 million and $4.3 million for the three and six months ended June 30, 2013, respectively, a decrease of $418,000 (16%) and $732,000 (15%) as compared to $2.6 million and $5.0 million for the three and six months ended June 30, 2012, respectively. The decrease for the six months ended June 30, 2013 reflects the increased allocation of corporate general and administrative costs to our operating segments, principally real estate, in conjunction with an increase in the respective operating activities at those entities.
Restructuring Expenses
During the six months ended June 30, 2012, we recorded a $365,000 restructuring charge for severance and benefits for terminated employees. The decrease in staffing levels reflected our decreased overhead requirements as a result of the sale of Apidos and the recapitalization of LEAF.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial finance:
Receivables from managed entities	$1,482	$5,650	$4,345	$8,515
Leases, loans and future payment card receivables	(4)	(4)	(7)	(10)
Real estate:
Receivables from managed entities	(4)	61	(2,537)	159
Rent receivables	(26)	(9)	(15)	(4)
Financial Fund Management:
Receivables from managed entities	199	—	199	—
	$1,647	$5,698	$1,985	$8,660
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $1.5 million and $4.3 million for the three and six months ended June 30, 2013, respectively, and $5.7 million and $8.5 million for the three and six months ended June 30, 2012, respectively. As a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed an additional $1.5 million provision for credit losses during the six months ended June 30, 2013. These provision decreases were offset, in part, by the $199,000 reserve we recorded during the three and six months ended June 30, 2013 against a receivable from CVC relating to the sale of Apidos.

Back to Index

Back to Index

Depreciation and Amortization
Depreciation expense decreased by $39,000 and $158,000 for the three and six months ended June 30, 2013, respectively, as compared to the prior year periods. The following table reflects the detail of our depreciation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Real estate property investments	$240	$234	$420	$468
Other operating segments depreciation on fixed assets	249	294	485	595
Total depreciation expense	$489	$528	$905	$1,063
Net Other-than-Temporary Impairment Charges on Investment Securities
During the six months ended June 30, 2013 and 2012, we recorded $214,000 and $74,000, respectively, of other-than-temporary impairment charges on certain of our CLO investments, which primarily invested in bank loans.
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Corporate	$294	$358	$590	$754
Real estate	207	213	404	426
Commercial finance	—	7	1	43
	$501	$578	$995	$1,223
Facility utilization and issuance of Senior Notes (in millions) and corresponding interest rates on borrowings outstanding were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Corporate facilities
Senior Notes:
Average borrowings	$10.0	$10.0	$10.0	$10.0
Average interest rates	9.0%	9.0%	9.0%	9.0%

Secured credit facilities (and TD Bank term note in 2012):
Average borrowings	$—	$4.0	$0.3	$4.6
Average interest rates	—%	6.0%	3.2%	6.0%

As a result of the reduction in both corporate borrowings and the average interest rate on those borrowings, interest expense for the six months ended June 30, 2013 decreased $164,000 as compared to the same period in the prior year.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Real estate noncontrolling interest, net of tax of $28, $0, $28 and $0 (1)	$(26)	$(45)	$17	$(6)
RSO net income attributable to noncontrolling interests	(8,372)	(15,945)	(20,686)	(29,975)
	$(8,398)	$(15,990)	$(20,669)	$(29,981)

(1)	A related party holds a 19.99% interest in our investment in a hotel property in Savannah, Georgia.
Income Taxes
We recorded the following income tax provisions (benefits) for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
RAI	$(1,511)	$18,665	$(1,657)	$17,342
RSO	1,737	384	3,499	2,999
Total	$226	$19,049	$1,842	$20,341
The effective income tax rate for RAI operations (income taxes as a percentage of income from continuing operations, before taxes) was a benefit of 4,084% and 279% for the three and six months ended June 30, 2013, respectively, as compared to an provision of 38% for the three and six months ended June 30, 2012. Our effective income tax rate without discrete tax items would have been a 978% tax expense and a 74% tax expense for the three and six months ended June 30, 2013, respectively.  The three months ended June 30, 2013 tax rate is high due to the impact of the change in the year to date tax rate from March 31, 2013 relative to the pre-tax earnings for the three months ended June 30, 2013. We project our effective tax rate to be between 6% and 11% for fiscal 2013. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.

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

Back to Index

Back to Index

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
As of June 30, 2013, our total borrowings outstanding of $20.5 million included $10.0 million of Senior Notes, $10.4 million of mortgage debt (secured by the underlying hotel property) and $112,000 of other debt.
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
Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at June 30, 2013 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,380	$192	$422	$480	$9,286

Recourse to the Company:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	112	112	—	—	—
	10,112	112	10,000	—	—

Operating lease obligations	16,155	2,097	4,096	3,921	6,041
Other long-term liabilities	8,245	838	1,609	1,486	4,312
Total contractual obligations	$44,892	$3,239	$16,127	$5,887	$19,639

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2013; less than 1 year: $1.6 million; 1-3 years:  $2.0 million; 4-5 years:  $1.2 million; and after 5 years: $1.8 million.

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
Limited Loan Guarantee. We and two of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, and Lease Equity Appreciation Fund II, L.P., or LEAF II, have provided a limited guarantee to a lender to the partnerships in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The loans mature at the earlier of (a) the maturity date (March 20, 2014 for the LEAF I loan and December 21, 2013 for the LEAF II loan), or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us is up to $3.7 million ($1.8 million for LEAF I and $1.9 for LEAF II) as of June 30, 2013. If we were required to make any such payments under the guarantee in the future, we would have the option to either step in as the lender or otherwise make a capital contribution to the LEAF partnerships for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount its loans by approximately $250,000 for LEAF I and $347,500 for LEAF II. Management has determined that, based on projected cash flows from the underlying lease and loan portfolios collateralizing the loans, there should be sufficient funds to repay the LEAF partnerships' outstanding loan balances and, accordingly, we have not recorded any liability with respect to this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $133,000 and $113,000 as of June 30, 2013 and December 31, 2012, respectively.  As of June 30, 2013 and December 31, 2012, Resource Securities net capital was $639,000 and $258,000, respectively, which exceeded the minimum requirements by $506,000 and $145,000, respectively.
Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at June 30, 2013 and December 31, 2012. In the three months ended September 30, 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments.  Our proportionate share of these payments was $1.1 million.
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

Back to Index

Back to Index

In July 2011, we entered into an agreement with one of the tenant-in-common ("TIC") real estate programs we sponsored and manage. This agreement requires us to fund up to $1.9 million for capital improvements for the TIC property over the next two years. We have advanced funds totaling $1.7 million as of June 30, 2013, which is included in Investments in real estate on the consolidated balance sheet. In August 2013, we funded the remaining $250,000.
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
As of June 30, 2013, except for the clawback liability for the two Trapeza entities, the real estate commitment and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.

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
The financial statements as of June 30, 2013 and December 31, 2012 and for three and six months ended June 30, 2013 and 2012 reflect the consolidation of RSO.
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
Changes in Internal Control Over Financial Reporting
We are in the process of implementing new procedures to strengthen our internal control over financial reporting. Other than these changes, as discussed below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Back to Index

Back to Index

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

Back to Index

Back to Index

99.2	Amended and Restated Certificate of Incorporation of LEAF Commercial Capital, Inc., dated November 16, 2011. (10)
99.3	LEAF Commercial Capital, Inc. Stockholders' Agreement, dated November 16, 2011. (10)
99.4	Risk factors of Resource Capital Corp. (15)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Files previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and by this reference incorporated herein.

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