Form 10-K
period 2013-12-31
RESOURCE AMERICA, INC.
filed 2014-03-17
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $126,110,000.
The number of outstanding shares of the registrant’s common stock on March 6, 2014 was 20,351,869 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement filed with the Commission in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

Back to Index

PART I

ITEM 1.	BUSINESS.

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors.” These risks and uncertainties could cause actual results and financial position to differ materially from those anticipated in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law. We make references to the years ended December 31, 2013, 2012 and 2011 as 2013, 2012 and 2011, respectively.
General
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2013, we managed $17.3 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage as well as value-added multifamily investments. During 2013, we completed the public offering for Resource Real Estate Opportunity REIT, Inc., or RRE Opportunity REIT I, having raised a total of $635.0 million (including proceeds of a private offering). At December 31, 2013, we managed $676.0 million of assets for RRE Opportunity REIT I. Our newest fund, Resource Real Estate Opportunity REIT II, Inc., or RRE Opportunity REIT II, will seek to raise up to $1.0 billion in investor funding through our retail broker channel. RRE Opportunity REIT II was declared effective by the SEC in February 2014.
During 2013, we launched Resource Real Estate Diversified Income Fund, or RREDX, a publicly-traded, diversified, closed-end investment company. Its focus is to invest at least 80% of its assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities.
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of issuers of collateralized loan obligations, or CLOs, through our joint venture, CVC Credit Partners, L.P., or CVC Credit Partners. Through this joint venture, we have closed seven CLOs (with a total of approximately $3.5 billion par value of assets) since its formation in April 2012. In June 2013, CVC Credit Partners completed a public offering of Credit Partners European Opportunities Limited, an investment vehicle providing investors access to the sub-investment grade European debt markets. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares trade under the symbol "CCPE" and Sterling denominated shares trade under the symbol "CCPG" on the London Stock Exchange.

Back to Index

Back to Index

Assets Under Management
As of December 31, 2013 and 2012, we managed assets in the following classes for the accounts of institutional and individual investors, Resource Capital Corp., or RSO, and for our own account (in millions):

	December 31, 2013				December 31, 2012
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$7,964	$1,759	$—	$9,723	$8,136
Trust preferred securities (1)	3,315	—	—	3,315	3,582
Asset-backed securities (1)	987	—	—	987	1,208
Mortgage and other real estate-related loans (2)	5	1,183	—	1,188	979
Real properties (2)	1,258	40	16	1,314	816
Commercial finance assets (3)	610	—	—	610	529
Private equity and other assets (1)	69	56	—	125	81
	$14,208	$3,038	$16	$17,262	$15,331

Net assets under management (4)	$6,375	$1,519	$16	$7,910	$6,818

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of the commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of the financed equipment and leases and loans.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CLO/CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2013 (1)
Financial fund management	44	11	—	8
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	46	23	6	15
As of December 31, 2012 (1)
Financial fund management	44	13	—	3
Real estate	2	9	6	6
Commercial finance	—	4	—	2
	46	26	6	11

(1)	All of our operating segments manage assets on behalf of RSO.
Real Estate
Through our real estate segment, we focus on three different areas:

•
the acquisition, ownership and management of portfolios of real estate and real estate related debt, which we have acquired through a sponsored real estate investment entity as well as through joint ventures with institutional investors, that principally invest in multifamily housing;

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

Multifamily Properties. We are the general partner of RRE Opportunity REIT I and, in that capacity, manage its operations. RRE Opportunity REIT I continues to acquire a diversified portfolio of U.S. commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage, including properties that may benefit from renovations intended to increase their long-term values. In December 2013, RRE Opportunity REIT I closed its initial offering having raised an aggregate of $635.0 million through its public and private offerings, the proceeds of which have been used to acquire 26 properties and ten real estate loans.

We record a 2% acquisition fee based on the cost of investments acquired on behalf of RRE Opportunity REIT I, a monthly asset management fee equal to one-twelfth of 1.0% of cash deployed, and a disposition fee in connection with of the sale of a property of up to 2.75% of the contract sales price. We may also earn a debt financing fee equal to 0.5% of the amount available under debt financing obtained. Additionally, we record property management fees (4.5% of gross property revenues) and debt servicing fees (based on 2.75% on payments received from loans held for investment).
In May 2008, we entered into a joint venture, structured as a credit facility, with an institutional investor, that makes available up to $500.0 million to finance the acquisition of distressed properties and mortgage loans. As of December 31, 2013, the joint venture had acquired 21 assets for an aggregate purchase price of $159.4 million, of which 18 have been sold. We record quarterly asset management fees from this joint venture ranging from 0.83% to 1% of the gross funds invested. We recognize these fees monthly.
Real Estate Investment Entities. Since 2003, we have sponsored and manage 19 real estate investment entities having raised a total of $319.3 million in investor funds. Through December 31, 2013, these entities have acquired interests in 41 multifamily apartment complexes comprising 10,291 units at a combined acquisition cost of $569.1 million, including interests owned by third-parties and excluding properties sold.
We record an annual investment management fee from our investment partnerships equal to 1% of the gross offering proceeds of each partnership for our services. We record an annual asset management fee from our TIC programs equal to 1% to 2% of the gross revenues from the property in connection with our performance of our asset management responsibilities. These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are deferred. In addition, we receive property management fees of 4.5% to 5% of gross revenues.
Resource Capital Corp. As of December 31, 2013, our real estate operations managed approximately $1.2 billion of commercial real estate assets on behalf of RSO. We discuss RSO in more detail in “− Resource Capital Corp.,” below.
    Legacy Portfolio of Loan and Property Interests. Between 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties. Since 1999, management has focused on resolving and disposing of these assets. At December 31, 2013, the remaining legacy portfolio consisted of five property interests, with an aggregate book value of $17.7 million.
Resource Residential. Our internal property management division, Resource Real Estate Management, Inc., or Resource Residential, has provided us with a source of stable revenues for our real estate operations. Furthermore, we believe that having direct management control over the properties in our investment programs has not only enabled us to enhance their profitability, but also provides us with a competitive edge in marketing our funds by distinguishing us from other sponsors of real estate investment funds. As of December 31, 2013, our property management division manages 65 properties, comprising approximately 19,000 apartment units in 22 states on behalf of our funds.

Back to Index

Back to Index

Financial Fund Management
General. We conduct our financial fund management operations primarily through six separate operating entities:

•
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers, managed accounts and a credit opportunities fund. Prior to April 17, 2012 and the formation of CVC Credit Partners, we conducted these operations through Apidos Capital Management, LLC, or Apidos, which became a subsidiary of CVC Credit Partners upon formation of the joint venture (and which, for periods subsequent thereto, we refer to as Apidos-CVC):

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

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, Inc., or Resource Securities, Inc., acts as an agent in the primary and secondary markets for structured finance securities; and

•	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO.
We derive revenues from our existing financial fund management operations through management fees. We are also entitled to receive distributions on amounts we have invested directly in CLOs, limited partnerships we formed that purchased, equity in the CDO issuers we sponsored, and/or joint venture arrangement in which fees are paid and we are a 33% partner. Our CDO management fees generally consist of base and subordinated management fees. For the Trapeza CDO issuers we sponsored and manage, we share base management fees with our co-sponsors.
For the CLO issuers sponsored and managed through our joint venture, CVC Credit Partners, we earn average fees of 0.12% (senior) and 0.25% (subordinate) of the aggregate principal balance of eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on debt. During the year ended December 31, 2013, we also received 75% of the incentive management fees generated by six legacy Apidos CLOs (one of which was Apidos CLO VIII). The management fees are payable monthly, quarterly or semi-annually, as long as we continue to manage portfolio assets on behalf of the CLO issuer.
For separately managed accounts, we earn approximately 0.72% on the average balance of assets managed.
Subsequent to the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of Apidos and the credit opportunities fund in our consolidated results; instead, we record our 33% equity interest in the operations of CVC Credit Partners.
As of December 31, 2013, our financial fund management operations and our joint venture partner have sponsored and/or manage 44 CLO and CDO issuers (including six CLOs we manage on behalf of RSO) holding approximately $12.6 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CLO/CDO Issuers	Assets Under Management (1)
			(in millions)
Apidos	Bank loans	22	$8,257
Trapeza	Trust preferred securities	13	3,315
Ischus	RMBS/CMBS/ABS	9	987
		44	$12,559

Net assets under management (2)			$4,800

(1)	Calculated as set forth in “Assets Under Management,” above.

(2)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.

Back to Index

Back to Index

Resource Capital Corp. As of December 31, 2013, our financial fund management operations manage $1.8 billion of bank loans on behalf of RSO that are in CLOs managed by CVC Credit Partners (RSO holds the equity interests in three of the CLOs). We discuss RSO in more detail in “ − Resource Capital Corp.,” below.
Company-Sponsored Partnerships. We sponsored, structured and currently manage seven investment entities for individual and institutional investors which invest in banks and other financial institutions. At December 31, 2013, these partnerships held $66.9 million of assets.
Resource Capital Corp.
RSO, a publicly-traded REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets. At December 31, 2013, we owned 2.9 million shares of RSO common stock, or approximately 2.2% of RSO's outstanding common stock, and held options to acquire 2,166 shares (at an exercise price of $15.00 per share, which expire in March 2015).
We manage RSO through RCM. At December 31, 2013, we managed a total of $3.0 billion of assets on behalf of RSO. Under our management agreement with RSO, RCM receives a base management fee, incentive compensation, property management fees and a reimbursement for out-of-pocket expenses. The base management fee is 1/12th of 1.50% of RSO's equity per month. The management agreement defines “equity” as essentially shareholders' equity (including preferred equity as of March 2012), subject to adjustment for non-cash equity-based compensation expense and non-recurring charges to which the parties agree. The incentive compensation is 25% of (i) the amount by which RSO's adjusted operating earnings (as defined in the agreement) of RSO (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (ii) an amount equal to (a) the weighted average of the price per share of RSO's common shares in the initial offering by RSO and the prices per share of the common shares in any subsequent offerings of RSO, in each case at the time of issuance thereof, multiplied by (b) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted (i) to exclude events pursuant to changes in accounting principles generally accepted in the United States, or U.S. GAAP, or the application of U.S. GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RSO and the approval of a majority of RSO's directors in the case of non-recurring or unusual transactions or events and (ii) by deducting any fees paid directly by RSO to our employees, agents and/or affiliates with respect to profits earned by a taxable REIT subsidiary of RSO (calculated as if such fees were payable quarterly) not previously used to offset incentive compensation. RCM receives at least 25% of its incentive compensation in additional shares of RSO common stock and has the option to receive more of its incentive compensation in stock under the management agreement.
Under a fee agreement, in connection with the April 2012 sale of Apidos, we must pay a portion of the base management fee we receive from RSO to Apidos-CVC based on the equity owned by RSO in four Apidos deals multiplied by 1.5% and approximately 17% of any incentive compensation we receive from RSO to Apidos-CVC, excluding non-recurring items unrelated to Apidos-CVC. In October 2013, Apidos CLO VIII was refinanced into Apidos CLO XV, resulting in a $15 million reduction of RSO equity in Apidos CLOs, and therefore, a reduction in senior and incentive compensation due to Apidos-CVC.
Prior to the transactions referred in "- Commercial Finance," in this section, we also received an acquisition fee of 1% of the carrying value of the commercial finance assets we sold to RSO.
Our financial statements have been prepared to consolidate the financial statements of RSO. The impact of the consolidation is significant to the presentation of our financial statements but not to our financial condition, results of operations, or cash flows. See Note 2, “Summary of Significant Accounting Policies,” and Note 23, “Variable Interest Entities” of the notes to our consolidated financial statements in Item 8 of this report.
Commercial Finance
Our commercial finance operations underwent significant restructuring and recapitalization during 2011. These transactions provided substantial amounts of equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF, a joint venture between us, RSO, Eos Partners, L.P. (a private investment firm, or Eos), and Guggenheim Securities LLC. As a result of the additional capital contribution in November 2011 by Eos, our equity interest in LEAF was reduced to 15.7% on a fully diluted basis and we deconsolidated LEAF from our financial statements as of November 16, 2011. We recorded an $8.7 million gain on the deconsolidation of LEAF, inclusive of a $1.7 million remeasurement gain to reflect our investment in LEAF at fair value during 2011. We subsequently have accounted for our interests in LEAF as an equity method investment. Following November 16, 2011, the equity losses we recorded from LEAF reduced our investment to zero. As of December 31, 2013, our equity interest in LEAF has been reduced to 12.6%, reflecting additional investments by RSO and Eos into LEAF.

Back to Index

Back to Index

Our subsidiary, LEAF Financial Corporation, or LEAF Financial, retained the leasing partnership management operations of four commercial finance investment funds, which are sub-serviced by LEAF. We have recorded provisions for credit losses of $6.6 million, $19.3 million and $7.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, on our receivables due from three funds based on reductions in their projected cash flows as of the measurement date. At December 31, 2013, the net receivable due to us from these funds was $2.7 million. Additionally, we have a $5.5 million receivable from one fund that does not have a provision recorded.
As of December 31, 2013, LEAF managed a $610.0 million commercial finance portfolio, of which $54.0 million was on behalf of the four investment entities.
Credit Facilities and Notes
As of December 31, 2013, we had two corporate credit facilities.
TD Bank. As of December 31, 2013, we had no outstanding borrowings and availability of $7.0 million under a line of credit with TD Bank which matures on December 31, 2014. The interest rate on the line is, based on our election, at either (i) the prime rate of interest plus 2.25% or (ii) London Interbank Offered Rate, or LIBOR, plus 3%. We have a $503,000 letter of credit outstanding which reduces our availability on the line of credit and for which we are charged a 5.25% fee.
Borrowings on the credit facility are secured by a first priority security interest in specified assets and guarantees by certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of The Bancorp, Inc., or TBBK (NASDAQ: TBBK), common stock, and (iii) a pledge of 2,160,671 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future RSO management fees to be earned or (b) the maximum revolving credit facility amount. Weighted average borrowings for 2013 and 2012 were $147,945 and $2.3 million, at a weighted average borrowing rate of 3.2% and 6.0%, respectively.
Republic First Bank (or Republic Bank). In February 2011, we entered into a $3.5 million revolving credit facility with Republic Bank. The facility bears interest at the prime rate of interest plus 1% (with a floor of 4.5%). The loan is secured by a pledge of 700,000 shares of RSO common stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania. Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; or (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account. In November 2013, we amended this facility to extend the maturity date to December 28, 2016 and to increase the unused annual facility fee to 0.50%. There were no borrowings under this facility during 2013 or 2012. There was $3.5 million of availability as of December 31, 2013.
Senior Notes. In September and October 2009, we completed a private offering to certain senior executives and shareholders of $18.8 million of 12% senior notes due in September and October 2012, or the Senior Notes, with 5-year detachable warrants to purchase 3,690,195 shares (with an exercise price of $5.10 per share, of which 3,444,607 remain outstanding at December 31, 2013). The Senior Notes, which require quarterly payments of interest in arrears, are unsecured, senior obligations and are junior to our secured indebtedness. We refinanced the Senior Notes in November 2011 through a redemption of $8.8 million of the existing notes for cash and a modification of the terms of the remaining $10.0 million of notes to provide for a 9% interest rate and extended the maturity to October 2013. We further modified the Senior Notes in December 2012 to extend the maturity date to March 31, 2015.
Asset Sourcing
Real Estate. We maintain relationships with asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us. We maintain offices in Philadelphia, New York, Denver, El Segundo, California and Sydney, Australia that provide us with a national and international platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets. We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on data generated by our $2.5 billion portfolio of assets under management.

Back to Index

Back to Index

Employees
As of December 31, 2013, we had 655 full-time employees, an increase of 43 (7%), from 612 employees at December 31, 2012. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
December 31, 2013
Investment professionals	63	50	10	3
Other	81	27	10	44
	144	77	20	47
Property management	511	511	—	—
Total	655	588	20	47

December 31, 2012
Investment professionals	57	43	11	3
Other	65	18	13	34
	122	61	24	37
Property management	490	490	—	—
Total	612	551	24	37
Operating Segments
We provide operating segment in Note 21 of the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” We provide additional narrative discussion of our operating segments in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

Back to Index

Back to Index

•	the availability of suitable investments on acceptable terms of the type we seek to acquire for our funds.
Under current market conditions, our ability to raise equity capital from both retail and institutional investors may not be at the same levels that we have achieved historically. While we successfully raised a total of $635.0 million in equity capital through the sponsorship of RRE Opportunity REIT I, we cannot assure you that we will have similar success in our fundraising efforts for RRE Opportunity REIT II, or for any other investment entities we may support.
Declines in the market values of our investments may reduce our earnings and the availability of credit.
We classify a portion of our assets for accounting purposes as “available-for-sale.” As a result, changes in the market values of those assets are directly charged or credited to stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, such decline will reduce earnings. As a result of market conditions, the market value of many of our assets has declined and we have classified material amounts of these declines as other-than-temporary. We cannot assure you that there will not be further declines in the value of our assets, or that the declines will not be material, or that they will not be other-than-temporary.
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
As of December 31, 2013, we had two corporate credit facilities that were subject to variable interest rates. We may seek to obtain other credit facilities depending upon capital markets conditions. Any facilities that we may be able to obtain may also be at variable rates. As a result, increases in interest rates on such credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition was financed by these facilities, or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses. For a discussion of the effects of interest rate changes on our interest expense relating to our corporate credit facilities, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in this filing.
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

Back to Index

Back to Index

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
At December 31, 2013, our allowance for possible credit losses was $36.2 million on receivables from managed entities, primarily representing 81.6% of the book value of the receivables from our commercial finance managed funds. We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that any future provisions for credit losses that we may record will not be materially greater than those we have recorded to date. Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.
Many of our assets are illiquid, and we may not be able to divest them in response to changing economic, financial and investment conditions. In addition, significant portions of our assets are subject to transfer constraints.
Many of our assets do not have ready markets, or there are restrictions on our ability to divest our investment. Moreover, we believe that whatever markets currently exist for many of these assets, particularly real estate and CDO interests, they are more limited than they previously had been due to recessionary conditions from 2007 to 2009 and low growth conditions thereafter. As a result, many of our portfolio assets are relatively illiquid investments. We may be unable to vary our portfolio in response to changing economic, financial and investment conditions or to sell our investments on acceptable terms should we desire or need to do so.
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

Back to Index

Back to Index

Our ability to realize our deferred tax asset may be reduced, which may adversely impact results of operations.
Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. We may reduce our deferred tax asset in the future if estimates of projected income or our tax planning strategies do not support the amount of the deferred tax asset or if there are unanticipated changes in future tax rates. If we determine that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings.
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, may be detrimental to our business.
The Dodd-Frank Act has had a significant impact on us and the financial services industry due to increased compliance costs, hedging activities regulation, and broker-dealer compliance. Because much of the Dodd-Frank Act creates a framework through which regulatory reform will be promulgated, rather than providing regulatory reform itself, some of the impacts of the act are not fully known yet.
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
Furthermore, we are highly dependent on various software applications, technologies and other systems for our business to function properly and to safeguard confidential information; any significant limitation, failure or security breach of these systems could constrain our operations. We utilize software and related technologies throughout our business to, among other things, obtain asset pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Although we take protective measures, including measures to effectively secure information through system security technology and established and tested business continuity plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third-party, to efficiently address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, harm to our reputation, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.
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
Our financial fund management business historically has consisted of the sponsorship and management of CLO issuers. As a result of conditions in the global credit markets, sponsorship of new CLOs was impracticable in 2010 and constrained significantly in 2011. The market for issuing CLOs improved in 2012 and 2013. Moreover, our ability to sponsor investment funds in our real estate segment is significantly affected by our ability to obtain financing for the funds and the assets they acquire. Although in 2011, 2012 and 2013 we were able to obtain financing necessary for us and our investment funds, we are aware that, in general, lending standards are tighter and credit availability is more constricted than in the past. We cannot assure you that we will be able to obtain new financing or refinance existing financing in the future on acceptable financial terms, or at all. An inability to obtain financing could limit or eliminate our ability to sponsor investment entities and increase our assets under management and, accordingly, impair our ability to generate asset management fees.

Back to Index

Back to Index

We typically have retained some portion or all of the equity in the CDOs or CLOs we sponsored. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO's expenses.
We typically have retained some portion or all of the equity interest in CDOs and CLOs we sponsored either directly or through limited partnership investments. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid. However, there will be little or no income available to the CDO equity if covenants regarding the operations of a CDO (primarily relating to the value of collateral and interest coverage) are not met, or if there are excessive payment defaults, payment deferrals or rating agency downgrades with respect to the issuers of the underlying collateral, and there may be little or no amounts available to return our capital. In that event, our revenues from and the value of our direct or indirect investment in the CDO's equity, which for all CDOs was $7.1 million at December 31, 2013, could decrease substantially or be eliminated. In addition, the equity securities of CDOs are generally illiquid and, because they represent a leveraged investment in the CDO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.
In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.
As of December 31, 2013, with respect to RSO and nine of our investment entities, we receive incentive or subordinated compensation in addition to our base management fee depending upon whether RSO or those partnerships achieve returns above specified levels. In addition, a portion of our management fees is subordinated to the investors' receipt of specified returns in one of the CLOs we manage. During 2013 and 2012, we earned incentive and subordinated management fees from RSO and from seven and 15 CLOs, respectively, which constituted 9% and 28%, respectively, of our aggregate management fee income for both periods. Low growth or recessionary conditions in the national economy may result in the amount of incentive or subordinated management fee income we receive being reduced or possibly eliminated, and may cause these fees to be subject to high volatility.
Our real estate investment funds hold loans in their portfolios that are subject to a higher risk of loss than conventional mortgage loans.
The real estate investment funds that we have sponsored and manage, which we refer to as our RRE Funds, and from which we derive management and other fees, hold loans secured by real estate. In many instances, the loans in their portfolios have terms that differ significantly from conventional mortgage loans. In particular, these loans may:

•	be junior mortgage loans;

•	involve payment structures other than equal periodic payments that retire a loan over its term;

•	require the borrower to pay a large lump sum at loan maturity (which will depend upon the borrower's ability to obtain financing or otherwise raise a substantial amount of cash at maturity); and

•	be secured by properties that, while producing income, do not generate sufficient revenues to pay the full amount of debt service on the loan as originally structured.
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

Back to Index

Back to Index

We will likely incur losses from our retention of the management of four commercial finance investment funds.
In 2011, we transferred substantially all of our commercial finance operations to LEAF and, in November 2011, as a result of the November 2011 LEAF transaction, we deconsolidated LEAF, while retaining a minority interest in it. However, we retained the obligation to manage four equipment leasing partnerships funds. See Item 1, "Business-Commercial Finance." In connection therewith, we have entered into a sub-servicing agreement with LEAF to service the leases held by these funds. Although we waived receipt of all future management fees, we are still obligated to pay sub-servicing fees to LEAF. Furthermore, we along with one of the commercial finance investment partnerships whose management we have retained, have provided a limited guarantee to the lender with respect to the partnership's outstanding debt, see Note 19 of the Notes to the Consolidated Financial Statements, "Commitments and Contingencies").
We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our operating margin.
Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so. If our revenues decline during future periods, it will place significant added pressure on our ability to pay our employees at competitive levels. Our operating margin may decline if we increase compensation to retain key personnel without a commensurate increase in revenues.
Failure to comply with the Securities Exchange Act, Investment Advisers Act and related regulations could result in substantial harm to our reputation and results of operations.
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
Following a re-evaluation of applicable accounting literature, management determined that we must treat RSO as a consolidated variable interest entity rather than as an unconsolidated variable interest entity as we have done previously. RSO has substantially greater assets, liabilities, revenues and expenses than we have as a separate company and, accordingly, our financial statements are substantially different from the financial statements we would present if we were not required to consolidate RSO. As a result of the consolidation of RSO, certain of the assets, liabilities, revenues and expenses set forth in our financial statements will be affected by risks affecting RSO. We refer you to a discussion of those risks set forth in Item 1A, “Risk Factors,” beginning on page 17 of RSO’s Annual Report on Form 10-K for the year ended December 31, 2013, a copy of which such discussion is attached to this report as Exhibit 99.4, and which is hereby incorporated herein by this reference.

Back to Index

ITEM 2.    PROPERTIES.
Philadelphia, Pennsylvania:
We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.
In addition, we have a lease for 34,476 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, an office building we manage and in which we own a 7% equity interest, which expires in September 2023.
New York, New York:
We maintain additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020. We sublease a portion of this office space to The Bancorp, Inc., an affiliated entity.
Other Locations:
In addition, we maintain various office leases in the following cities: Omaha, Nebraska; El Segundo, California; and Denver, Colorado as well as outside the United States in London, England, Singapore and Sydney, Australia.
As of December 31, 2013, we believe that the properties we lease are suitable for our operations and adequate for our needs.
ITEM 3.    LEGAL PROCEEDINGS.
In September 2011, First Community Bank, or First Community, filed a complaint against First Tennessee Bank and approximately thirty other defendants, including Trapeza Capital Management, LLC and certain of its sponsored CDOs, collectively referred to as Trapeza. The Court dismissed this matter in June 2012. First Community appealed and the appellate court affirmed the dismissal in August 2013. Accordingly, as of December 31, 2013, this matter has been resolved.
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
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low closing sale prices per share of our common stock as reported by NASDAQ and the cash dividend declared per share of our common stock, on a quarterly basis for our last two years:

	As Reported		Dividends
	High	Low	Declared
2013
Fourth Quarter	$9.49	$8.12	$0.05
Third Quarter	$8.85	$7.37	$0.04
Second Quarter	$10.10	$8.00	$0.03
First Quarter	$9.96	$6.87	$0.03

2012
Fourth Quarter	$6.99	$6.35	$0.03
Third Quarter	$6.91	$6.00	$0.03
Second Quarter	$7.09	$5.91	$0.03
First Quarter	$6.63	$4.84	$0.03
As of March 6, 2014, our outstanding shares of common stock were held by 257 holders of record.
There are no restrictions imposed on the declaration of dividends under our credit facilities or Senior Notes. The determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on various factors affecting our financial condition and other matters that the directors deem relevant.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the quarter ended December 31, 2013 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2013	—	$—	—	405,289
November 1 - 30, 2013	324,000	$9.28	324,000	81,289
December 1 - 31, 2013	—	$—	—	1,000,000
Total	324,000	$9.28

(1)	The average price per share as reflected above includes broker fees and commissions.
On December 18, 2013, our Board of Directors authorized a new stock repurchase program for the repurchase up to 1,000,000 shares of our common stock, representing approximately 5% of the shares outstanding. This repurchase authorization replaced the previous program. Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions and other factors.
In August 2012, our Board of Directors had authorized the repurchase of approximately 5% of the total shares outstanding. A total of 912,542 shares were repurchased under this program.

Back to Index

Back to Index

Performance Graph
The following graph assumes that $100 was invested on January 1, 2008 in our common stock, or in the indicated index, and that all cash dividends were reinvested as received.  The cumulative total stockholder return on our common stock is then compared with the cumulative total return of two other stock market indices, the NASDAQ United States Composite and the NASDAQ Financial 100.
Comparison of Five Year Cumulative Total Return

Back to Index

Back to Index

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. We derived the selected restated consolidated financial data for each of the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012 from our consolidated financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We derived the selected financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from our consolidated internal financial statements for those periods. The information presented below includes the consolidation of RSO beginning October 1, 2010.
The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of operations data:
Revenues:
Real estate (1)	$57,143	$45,083	$40,172	$31,838	$25,474
Financial fund management (2)	19,773	18,053	24,090	31,818	33,077
Commercial finance (3)	(341)	(1,659)	23,738	16,330	42,439
	76,575	61,477	88,000	79,986	100,990
Revenues from consolidated variable interest entity ("VIE") - RSO	91,007	123,698	95,986	27,344	—
Elimination of consolidated VIE revenues attributed to operating segments	(13,834)	(17,544)	(15,456)	(4,036)	—
Total revenues	$153,748	$167,631	$168,530	$103,294	$100,990
Income (loss) from continuing operations	$52,029	87,189	$23,849	$(29,949)	$(11,824)
(Loss) income from discontinued operations, net of tax	(2)	(44)	(2,222)	622	(519)
Net income (loss)	52,027	87,145	21,627	(29,327)	(12,343)
Net (income) loss attributable to noncontrolling interests	(20)	(557)	1,679	3,466	1,603
Net (income) loss attributable to noncontrolling interests of consolidated VIE - RSO	(45,581)	(62,560)	(36,370)	8,972	—
Net income (loss) attributable to common shareholders	$6,426	$24,028	$(13,064)	$(16,889)	$(10,740)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.32	$1.21	$(0.55)	$(0.91)	$(0.55)
Discontinued operations	—	—	(0.11)	0.03	(0.03)
Net income (loss)	$0.32	$1.21	$(0.66)	$(0.88)	$(0.58)

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.29	$1.14	$(0.55)	$(0.91)	$(0.55)
Discontinued operations	—	—	(0.11)	0.03	(0.03)
Net income (loss)	$0.29	$1.14	$(0.66)	$(0.88)	$(0.58)

Dividends declared per common share	$0.15	0.12	$0.12	$0.09	$0.16

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$6,428	$24,072	$(10,842)	$(17,511)	$(10,221)
Discontinued operations	(2)	(44)	(2,222)	622	(519)
Net income (loss)	$6,426	$24,028	$(13,064)	$(16,889)	$(10,740)

Balance sheet data:
Total assets	$2,318,451	$2,636,764	$2,436,477	$2,139,630	$350,600
Total net assets (4)	$167,990	$160,207	$153,491	$208,136	$350,600
Borrowings	$20,619	$20,735	$26,794	$63,701	$174,030
Borrowings of consolidated VIE - RSO	$1,320,015	$1,785,600	$1,794,083	$1,543,251	$—
Total stockholders' equity attributable to common shareholders	$153,724	$151,188	$129,073	$146,055	$142,254
Total equity	$897,326	$733,790	$528,680	$460,726	$—

Back to Index

Back to Index

(1)	Includes real estate segment revenues of $12,600, $13,956, $7,103 and $1,363 related to consolidated VIE - RSO that were eliminated in consolidation.

(2)	Includes financial fund management revenues of $1,120, $4,894, $5,656 and $2,402 related to consolidated VIE - RSO that were eliminated in consolidation,

(3)	Includes commercial finance revenues of $0, $0, $0 and $232 related to consolidated VIE - RSO that were eliminated in consolidation.

(4)	Total net assets excludes the assets of consolidated VIE - RSO.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Commencing in 2011, we implemented the accounting guidance related to the consolidation of variable interest entities, or VIEs and, accordingly, the financial information presented for years 2013, 2012 and 2011 reflects the operations and assets of Resource Capital Corp, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage (NYSE: RSO), on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze the Resource America operations by its three business segments: Real Estate, Financial Fund Management, and Commercial Finance and one other segment, RSO, which is a consolidated VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes. The impact of the consolidation is significant to the presentation of our financial statements but is not material to our financial condition, results of operations or cash flows.
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2013, we managed $17.3 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage as well as value-added multifamily investments. During 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, having raised a total of $635.0 million (including proceeds of a private offering). We expect to continue to expand this business by raising investor funds through our retail broker channel for investment programs, principally through Resource Real Estate Opportunity REIT II, Inc. which we refer to as RRE Opportunity REIT II during 2014.
During 2013, we launched Resource Real Estate Diversified Income Fund, or RREDX, a publicly-offered, diversified, closed-end management investment company. Its focus is to invest at least 80% of assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities.
In our financial fund management segment, our recent focus has primarily been the sponsorship and management of issuers of collateralized debt and loan obligations, or CDOs and CLOs, through our joint venture, CVC Credit Partners. Through this joint venture, we have closed seven CLOs (with a total of approximately $3.5 billion par value of assets) since its formation in 2012. In September 2013, CVC Credit Partners completed a public offering of Credit Partners European Opportunities Limited, an investment vehicle providing investors access to the sub-investment grade European debt markets. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares trade under the symbol "CCPE" and Sterling denominated shares trade under the symbol "CCPG" on the London Stock Exchange. For 2014, we expect to continue to focus on managing our existing assets and expanding our CLO business through our joint venture.

Back to Index

Back to Index

Our commercial finance operations underwent significant restructuring and recapitalization during 2011. These transactions provided substantial amounts of equity and debt financing to the lease origination and servicing platform, which is now held by LEAF Commercial Capital, Inc., or LEAF. Our subsidiary, LEAF Financial Corporation, retained the partnership management operations. As a result of the recapitalization and subsequent equity issuances, our equity interest in LEAF was reduced to 15.7% on a fully diluted basis, and we have deconsolidated LEAF from our financial statements as of November 16, 2011. We currently account for our interests in LEAF as an equity method investment. Following November 16, 2011, the equity losses we recorded from LEAF reduced our investment to zero. In addition, we recorded provisions for credit losses of $6.6 million during 2013 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows.
We recorded consolidated net income attributable to common shareholders of $6.4 million for 2013.
Presentation of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.
Our financial statements have been prepared to consolidate the financial statements of RSO. Our operating segments manage assets on behalf of RSO and the compensation we earn under the terms of our management agreement with RSO is allocated across our operating segments in proportion to the management services each segment provides to RSO. The impact of consolidation is significant to the presentation of our financial statements, but not to our financial condition, results of operations or cash flows. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse to us. Our rights to the benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO are limited to our 2.2% ownership position.
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
Assets Under Management
We increased our assets under management by $1.9 billion to $17.3 billion at December 31, 2013 from $15.3 billion at December 31, 2012. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	December 31,		Increase
	2013	2012	Amount		Percentage
Financial fund management (2)	$14,148	$13,007	$1,141	(2)	9%
Real estate (3)	2,504	1,795	709		39%
Commercial finance	610	529	81		15%
	$17,262	$15,331	$1,931		13%

Net assets under management (4)	$7,911	$6,818	$1,093		16%

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business - Assets Under Management.”

(2)
The increase primarily reflects the $2.0 billion increase in the CVC Credit Partners portfolio related to the issuance of four new CLOs. This increase was offset, in part, by reductions in the eligible collateral bases of our ABS ($220.4 million), corporate loan ($379.3 million) and trust preferred portfolios ($267.1 million) resulting from defaults, paydowns, sales and calls.

(3)	The increase is primarily due to the $545.0 million increase in assets managed for RRE Opportunity REIT I; the fundraising for this fund was completed in December 2013.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.

Back to Index

Back to Index

Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2013 (1)
Financial fund management	44	11	—	8
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	46	23	6	15
As of December 31, 2012 (1)
Financial fund management	44	13	—	3
Real estate	2	9	6	6
Commercial finance	—	4	—	2
	46	26	6	11

(1)	All of our operating segments manage assets on behalf of RSO.
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Years Ended December 31,
	2013	2012	2011
Fund management revenues (1)	$46,935	$31,841	$42,708
Finance and rental revenues (2)	9,285	10,137	30,872
RSO management fees (3)	12,774	16,897	11,378
Gains on resolution of loans (4)	1,734	24	171
Other revenues (5)	5,847	2,578	2,871
Subtotal - Resource America revenues before consolidating with RSO	76,575	61,477	88,000
RSO - consolidated VIE revenues	91,007	123,698	95,986
Elimination of consolidated VIE revenues attributed to operating segments	(13,834)	(17,544)	(15,456)
	$153,748	$167,631	$168,530

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
We provide a more detailed discussion of the revenues generated by each of our business segments under “-Results of Operations:  “Real Estate”, “Financial Fund Management”, and “Commercial Finance.”

Back to Index

Back to Index

Results of Operations:  Real Estate
During 2013, our real estate subsidiary, Resource Real Estate, Inc., was focused on (a) acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage; and (b) managing existing assets for our real estate programs. We formed RRE Opportunity REIT I to invest in discounted commercial real estate and real estate related debt. From June 2010, through the closing of the offering in December 2013, RRE Opportunity REIT I raised $635.0 million (including proceeds of a private offering). RRE Opportunity REIT I owned 24 properties at December 31, 2013; an additional 11 properties were acquired in January 2014. In February 2014, we commenced the a public offering for a new REIT, Resource Real Estate Opportunity REIT II, which seeks to obtain up to $1.0 billion in investor funding.
For 2014, we expect that our primary fundraising efforts will be focused on RRE Opportunity REIT II.
Through our real estate segment, we focus on three different areas:

•
the acquisition, ownership and management of portfolios of real estate and real estate related debt, which we have acquired through a sponsored real estate investment entity as well as through joint ventures with institutional investors, that principally invest in multifamily housing;

•
the management, principally for RSO, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	December 31,
	2013	2012
Assets under management (1):
Commercial real estate debt	$1,133	$916
Real estate investment funds and programs	569	582
RRE Opportunity REIT I	676	131
Distressed portfolios	34	71
Properties managed for RSO	42	64
Institutional portfolios	15	15
Residential mortgages for RSO	17	—
Legacy portfolio	16	16
RREDX	2	—
	$2,504	$1,795

Net assets under management	$2,504	$1,795

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2014, our fee income will depend upon the success of RRE Opportunity REIT I and II and the timing of their respective acquisitions.

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Management fees:
REIT management fees from RSO	$12,122	$12,250	$6,726
Property management fees	10,518	8,683	7,344
Asset management fees	5,851	4,642	4,540
Broker-dealer fees	8,835	2,675	1,205
	37,326	28,250	19,815
Other:
Rental property income and revenues of consolidated VIEs (1)	4,977	5,077	4,830
Master lease revenues	4,308	4,229	4,102
Fee income from sponsorship of investment entities	7,781	4,824	2,626
Gains and fees on resolution of loans and other property interests	1,734	855	171
Equity in earnings of unconsolidated entities	1,017	1,848	8,628
	$57,143	$45,083	$40,172
Costs and expenses:
General and administrative expenses	$15,266	$11,535	$8,546
Property management expenses	9,331	7,360	6,319
Broker-dealer expenses	7,500	3,992	3,578
Master lease expenses	5,249	4,230	4,359
Rental property expenses and expenses of consolidated VIEs (1)	3,266	3,358	3,394
	$40,612	$30,475	$26,196

(1)	We generally consolidate a VIE when we are deemed to be the primary beneficiary of the entity.
Revenues − Year ended December 31, 2013 as compared to the year ended December 31, 2012
Revenues from our real estate operations increased $12.1 million (27%) to $57.1 million for 2013 from $45.1 million in 2012.  We attribute the increase primarily to the following:
Management fees

•	a $6.2 million increase in broker-dealer manager fees earned in conjunction with an increase in the funds raised for RRE Opportunity REIT I;

•
a $1.2 million increase in asset management fees, principally a $1.7 million increase in the fees earned from RRE Opportunity REIT I, offset in part by a $457,000 decrease in fees for managing a distressed pool of assets on behalf of an RSO joint venture; and

•	a $1.5 million increase in property management and $375,000 increase in construction management fees earned primarily from improvement projects for RRE Opportunity REIT I properties.
Other revenues

•	a $3.0 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during 2013, we earned $7.8 million in fees primarily from the following activities:

•	the acquisition of twelve properties (valued at $317.9 million);

•	the sale of six properties (valued at $52.1 million); and

•	the financing of 11 properties.

•	in comparison, during 2012, we earned $4.8 million in fees primarily from the following activities:

•	the acquisition of nine properties and two loans (aggregate value of $125.6 million); and

•	the sale of five properties (valued at $58.6 million) including a promoted return of $1.2 million, and one loan (valued at $3.9 million).

Back to Index

Back to Index

Costs and Expenses − Year ended December 31, 2013 as compared to the year ended December 31, 2012
Costs and expenses of our real estate operations increased $10.1 million (33%) to $40.6 million for 2013 from $30.5 million in 2012. We attribute these changes primarily to the following:

•
a $3.7 million increase in general and administrative expenses principally a $3.1 million increase in wages and benefits allocated to our real estate segment in conjunction with the increase in operating activities of RRE Opportunity REIT I as well as the additional staffing required to manage the increased properties under management.

•	a $3.5 million increase in expenses for our broker-dealer due to the increased fundraising efforts for RRE Opportunity REIT I; and

•
a $2.0 million increase in property management expenses, including a $532,000 increase in wages and benefits and $1.5 million of other costs in conjunction with the additional personnel needed to operate and manage the increase in properties.

Revenues − Year ended December 31, 2012 as compared to the year ended December 31, 2011
Revenues from our real estate operations increased $4.9 million (12%) to $45.1 million for 2012 from $40.2 million in 2011.  We attribute the increase primarily to the following:
Management fees:

•
a $5.5 million increase in REIT management fees from RSO. Base management fees increased by $1.5 million in conjunction with an increase in RSO's equity, which is the basis for the fee, principally reflecting the capital raised though RSO’s dividend reinvestment and share purchase programs. Incentive management fees increased by $4.0 million during 2012. Incentive management fees are based on RSO's adjusted operating earnings which will vary from period to period;

•
a $1.3 million increase in property management fees earned, reflecting a 4,063 unit increase (27%) in multifamily units under management to 19,267 units at December 31, 2012 from 15,204 units at December 31, 2011; and

•	a $1.5 million increase in broker-dealer fees earned on funds raised for RRE Opportunity REIT I.
Other revenues:

•	a $2.2 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during 2012, we earned $4.8 million in fees primarily from the following activities:

•	the acquisition of nine properties and two loans (aggregate value of $125.6 million); and

•	the sale of five properties (valued at $58.6 million) including a promoted return of $1.2 million, and one loan (valued at $3.9 million).

•	in comparison, during 2011, we earned $2.6 million in fees primarily from the following activities:

•	the acquisition of seven loans and a pool of four loans (aggregate value of $71.3 million);

•	the acquisition of two properties on behalf of RSO; and

•	the sale of two properties and two loans.

•
a $6.8 million decrease in the equity in earnings of unconsolidated entities.  During 2011, we recorded a $9.1 million equity gain from the sale of a Washington DC office building by one of our legacy portfolio investments, which was offset, in part, by $853,000 of equity losses from our real estate investment partnerships, as compared to $1.8 million of equity earnings recorded during 2012.

Costs and Expenses − Year ended December 31, 2012 as compared to the year ended December 31, 2011
Costs and expenses of our real estate operations increased $4.3 million (16%) to $30.5 million for 2012 from $26.2 million in 2011.  We attribute these changes primarily to a $3.0 million increase in general and administrative expenses and a $1.0 million increase in property management expenses primarily due to increased wages and benefits in conjunction with the additional personnel needed to operate and manage the increase in properties.

Back to Index

Back to Index

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

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities; and

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

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
December 31, 2013:
CVC Credit Partners	$7,964	$1,759	$9,723
Trapeza	3,315	—	3,315
Ischus	987	—	987
Other company-sponsored partnerships	69	56	123
	$12,333	$1,815	$14,148

Net assets under management	$5,110	$297	$5,407

December 31, 2012:
CVC Credit Partners	$5,401	$2,735	$8,136
Trapeza	3,582	—	3,582
Ischus	1,208	—	1,208
Other company-sponsored partnerships	65	16	81
	$10,256	$2,751	$13,007

Net assets under management	$4,556	$466	$5,022

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management.”
Our financial fund management operations historically have depended upon our ability to sponsor and manage CDO and CLO issuers. Prior to 2012, the market for CDOs had been non-existent and limited for CLOs in the asset classes we manage. In October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since 2007. Since 2012, we have closed seven CLO's (all of which were sponsored by CVC Credit Partners) financing $3.5 billion in assets (including $1.1 billion in assets for four CLOs sponsored by CVC Credit Partners).

Back to Index

Back to Index

CVC Credit Partners
We and our joint venture partner have sponsored, structured and/or currently manage 22 CLO issuers and nine separate accounts for institutional and individual investors as well as for RSO, holding approximately $9.7 billion in U.S. and European bank loans and corporate bonds ($8.3 billion of which are held in CLO issuers) at December 31, 2013, of which $1.8 billion are managed on behalf of RSO.
For the CLOs managed, we earn average fees of 0.12% (senior) and 0.25% (subordinate) of the aggregate principal balance of eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on debt. During the year ended December 31, 2013, we also received 75% of the incentive management fees generated by six legacy Apidos CLOs (one of which was Apidos CLO VIII).
For separately managed accounts, we earn approximately 0.72% on the average balance of assets managed.
Subsequent to the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of Apidos and the credit opportunities fund in our consolidated results; instead, we record our 33% equity interest in the operations of CVC Credit Partners.
Trapeza
We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.3 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at December 31, 2013.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of five affiliated limited partnerships, two of which are in the process of liquidation. Additionally, as part of our sponsorship and management, we hold limited partnership interests in each of these limited partnerships. On November 1, 2009 and January 28, 2010, the general partners repurchased substantially all of the remaining limited partnership interests in two of the Trapeza entities.
On average, we earn 0.13% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $1.0 billion in real estate ABS, including RMBS, CMBS and credit default swaps at December 31, 2013.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers. One of these CDO issuers no longer pays management fees.
Company-Sponsored Partnerships
We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $66.9 million of investments in financial institutions at December 31, 2013. We derive revenues from these operations through annual management fees, based on an average of 1.85% of equity. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in these partnerships. We may receive a carried interest of up to 20% upon meeting specific investor return rates.
Through our Resource Capital Markets group, we engage in structured finance security trading, both as an agent through Resource Securities and for our own account. The introductory agent fees we earn are negotiated on a deal-by-deal basis. In the trading portfolio we manage for our own account, we buy and sell structured finance securities and record both unrealized and realized gains and losses in Financial fund management revenues.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Fund management fees	$3,046	$6,411	$15,137
Fund management fees - incentive	3,022	—	—
RSO management fees - trading portfolio	82	4,063	2,717
RSO management fees	570	584	1,933
Structuring and placement fees	2,242	—	—
Introductory agent fees	1,131	1,523	3,608
Equity in earnings of unconsolidated CDO issuers	897	849	729
Equity in earnings of CVC Credit Partners	1,174	1,433	—
Gains, net, on trading securities	5,591	2,513	—
Other revenues	576	63	5
	18,331	17,439	24,129
Total limited and general partner interests	1,442	614	(39)
	$19,773	$18,053	$24,090
Costs and expenses:
General and administrative expenses	$9,273	$10,042	$16,867
Other costs and expenses	882	2,257	2,779
	$10,155	$12,299	$19,646
Revenues − Year ended December 31, 2013 as compared to the year ended December 31, 2012
Revenues increased $1.7 million (10%) to $19.8 million for 2013 from $18.1 million in 2012. We attribute the increase to the following:

•
a $3.0 million increase in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees paid by the legacy Apidos CLOs now managed through CVC Credit Partners;

•
a $2.2 million increase in structuring and placement fees, principally fees earned by Resource Capital Markets in conjunction with underwriting a European CLO for an unrelated third-party collateral manager;

•	a $3.1 million increase in realized and unrealized gains and interest recorded on our trading securities portfolio; and

•
a $828,000 increase in fair value adjustments recorded for our limited and general partner interests in unconsolidated company-sponsored partnerships, the value of which depends upon market conditions and may vary significantly year to year.

These increases were partially offset by:

•	a $4.0 million decrease in incentive management fees earned on managing a trading portfolio on behalf of RSO; and

•	a $3.4 million decrease in fund management fees as a result of the sale of Apidos.
Costs and Expenses − Year ended December 31, 2013 as compared to the year ended December 31, 2012
    Costs and expenses of our financial fund management operations decreased $2.1 million (17%) to $10.2 million for 2013 from $12.3 million in 2012 which principally reflects the decreased wages and benefits in conjunction with the reduction in employees due to the sale of Apidos.
Revenues − Year Ended December 31, 2012 as compared to the year ended December 31, 2011
Revenues decreased $6.0 million (25%) to $18.1 million for 2012 from $24.1 million in 2011.  We attribute the decrease to the following:

•	an $8.7 million decrease in fund management fees, principally from the following:

•	an $8.0 million decrease in collateral management fees as a result of the sale of Apidos;

•
a $284,000 decrease in Ischus collateral management fees, primarily as a result of rating agency downgrades, which lowered the eligible collateral base upon which our management fees are calculated; and

Back to Index

Back to Index

•	a $255,000 decrease in Trapeza senior management fees, primarily as a result of portfolio defaults which reduced the eligible collateral base.

•
a $2.1 million decrease in introductory agent fees; we completed 68 structured security transactions at an average fee of $22,000 for 2012 as compared to 101 transactions at an average fee of $36,000 for 2011; and

•	a $1.3 million decrease in RSO management fees due to the sale of Apidos.
These decreases were partially offset by:

•	a $1.3 million increase in incentive management fees earned on managing a trading portfolio on behalf of RSO;

•	a $1.4 million increase in earnings on unconsolidated entities attributable to the addition of our interest in the CVC Credit Partners joint venture operations;

•	a $2.5 million net increase in realized and unrealized gains and interest recorded on trading securities during 2012; and

•
a $653,000 increase in our share of realized and unrealized fair value adjustments recorded relative to our limited and general partner interests held in unconsolidated company-sponsored partnerships, the value of which depends on market conditions and may vary significantly year to year.

Costs and Expenses − Year Ended December 31, 2012 as compared to the year ended December 31, 2011
Costs and expenses of our financial fund management operations decreased $7.3 million (37%) to $12.3 million for 2012 from $19.6 million in 2011. General and administrative expenses decreased by $6.8 million, principally due to a $6.2 million decrease in compensation corresponding with the reduced number of employees in connection with the sale of Apidos. Other expenses decreased $522,000 due to decreased wages and benefits related to a profit-sharing arrangement with certain employees in connection with the portfolio management activities conducted on behalf of RSO.
Results of Operations:  Commercial Finance
As previously discussed in Item 1; “Business-General,” and in “-Overview,” above, in January 2011 we contributed the LEAF Financial leasing origination and servicing platform to LEAF in order to facilitate outside investment in our commercial finance business. RSO contributed assets and cash to LEAF, and Guggenheim Securities LLC, or Guggenheim, provided a credit facility to finance originations. LEAF Financial retained the management of four equipment leasing partnerships, for which LEAF is the sub-servicer. As a result of the capital contributed by Eos in November 2011, we determined that we no longer control LEAF and, accordingly, it was deconsolidated from our financial statements and our investment has since been accounted for on the equity method of accounting. We continue to consolidate the operating results of LEAF Financial.
The commercial finance assets we manage through LEAF increased by $81 million to $610 million as compared to $529 million at December 31, 2012. This increase reflects a $175 million increase in the LEAF portfolio, offset in part by a $94 million decrease in the assets managed by our four investment partnerships, reflecting the natural runoff of the portfolios. As of December 31, 2013 and 2012, LEAF managed approximately 57,000 and 55,000 leases and loans for itself and our investment entities, with an average original finance value of $23,000 and $24,000, and an average term of 56 and 57 months, respectively.
The following table sets forth information related to commercial finance assets managed by us and our unconsolidated joint venture (1) (in millions):

	December 31,
	2013	2012
LEAF	$556	$381
Commercial finance investment partnerships	54	148
	$610	$529

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
Finance revenues and management fees:
Finance revenues	$—	$—	$21,940
Other:
Equity in losses of LEAF	(13)	(1,166)	(565)
Equity in losses of investment entities	(328)	(494)	(504)
Other fees	—	1	2,867
	$(341)	$(1,659)	$23,738
Costs and expenses:
General and administrative expenses - wages and benefit costs	$229	$225	$11,755
General and administrative expenses - other	(173)	177	4,453
Less: deferred initial direct costs and fees	—	—	(3,311)
	$56	$402	$12,897
During 2012, our share of LEAF's losses reduced our investment to zero such that we will not reflect any future losses of LEAF. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $1.8 million, $3.9 million and $7.2 million of fund management fees from these entities during 2013, 2012 and 2011, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
2013 Compared to 2012. General and administrative costs increased $476,000 (5%) to $10.3 million for 2013 from $9.8 million in 2012. Professional fees increased by $1.1 million, primarily due to increased audit and legal fees related to the restatement and consolidation of RSO. This increase was offset by a $1.3 million decrease in wages and benefits, principally due to increased allocations to our operating segments.
2012 Compared to 2011. General and administrative costs decreased $1.5 million (13%) to $9.8 million for 2012 from $11.3 million in 2011. Wages and benefits decreased by $648,000, principally reflecting a $656,000 decrease in equity-based compensation expense. In addition, professional fees decreased $792,000, principally due to the deconsolidation of LEAF in 2011.
Gain on the Sale of Leases and Loans
During 2011, we recorded a gain on the sale of leases and loans of $685,000 prior to the deconsolidation of LEAF.
Impairment charges
During 2012, based on an internal assessment of fair value, we determined that a legacy real estate investment was impaired and, accordingly, recorded a non-cash charge of $2.2 million. In addition, we impaired a legacy loan by $89,000 and the property underlying the loan was sold at its approximate book value. There were no such impairments in 2013 and 2011.

Back to Index

Back to Index

Provision for Credit Losses
The provisions for credit losses recorded during 2012 and 2011 reflected the weakness in the United States economy and the write-offs and writedowns of assets affected by that weakness. The reduced provision for credit losses for 2013 is discussed below. The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Years Ended December 31,
	2013	2012	2011
Commercial finance:
Receivables from managed entities	$6,643	$19,279	$7,821
Leases, loans and future payment card receivables	(42)	(16)	1,187
Real estate:
Receivables from managed entities	(2,518)	389	2,268
Rent receivables	(17)	39	29
Financial fund management - receivables from managed entities	199	457	—
	$4,265	$20,148	$11,305
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $6.6 million, $19.3 million and $7.8 million for 2013, 2012 and 2011 respectively. The increase from 2011 to 2012 was offset, in part, by the $1.2 million reduction in the provision for commercial finance leases and loans held for investment due to the deconsolidation of LEAF in November 2011.
In 2013, as a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision that was previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed another $1.5 million provision for credit losses.
In 2013 and 2012, we recorded provisions of $199,000 and $457,000, respectively, to the receivable from CVC as a result of negotiated adjustments related to the sale of Apidos.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Years Ended December 31,
	2013	2012	2011
Real estate property investments	$864	$913	$924
Other operating segments - primarily depreciation on fixed assets	1,072	1,171	1,057
LEAF	—	—	9,694
Total depreciation expense	$1,936	$2,084	$11,675
Depreciation and amortization expense of $11.7 million in 2011 reflected the $9.7 million depreciation on the commercial finance portfolio held by LEAF prior to its deconsolidation.
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs, as well as discounts related the value of the warrants we issued to holders of our Senior Notes prior to December 2011. Interest expense declined by $13.7 million for 2012 as compared to 2011, primarily due to the deconsolidation of LEAF. The following table reflects interest expense as reported by segment (in thousands):

	Years Ended December 31,
	2013	2012	2011
Corporate	$1,198	$1,378	$5,256
Real estate	829	853	1,049
Financial fund management	9	—	—
Commercial finance	—	58	9,643
	$2,036	$2,289	$15,948

Back to Index

Back to Index

Facility utilization and issuance of Senior Notes and corresponding interest rates on borrowings outstanding were as follows (in millions, except percentages):

	Years Ended December 31,
	2013	2012	2011
Corporate facilities
Secured credit facilities and term note:
Average borrowings	$0.2	$2.3	$9.8
Average interest rates	3.2%	6.0%	6.2%

Senior Notes: (1)
Average borrowings	$10.0	$10.0	$18.0
Average interest rates	9.0%	9.0%	11.9%

Commercial finance (transferred and/or terminated facilities) (2)
Secured credit facilities:
Average borrowings	N/A	N/A	$56.2
Average interest rates	N/A	N/A	5.1%

Term securitizations:
Average borrowings	N/A	N/A	$87.8
Average interest rates	N/A	N/A	8.3%

Short-term bridge facility:
Average borrowings	N/A	N/A	$3.9
Average interest rates	N/A	N/A	6.7%

(1)
In November 2011, we refinanced the Senior Notes through a partial redemption and modification, which reduced the principal balance outstanding from $18.8 million to $10.0 million and reduced the interest rate from 12% to 9%.

(2)
The amounts presented for commercial finance for 2011 reflect activity during the period from January 1 to November 16, 2011; these facilities were subsequently deconsolidated from our consolidated financial statements.

Gain on the Deconsolidation and Sale of Subsidiaries
Gain on Sale of Apidos. On April 17, 2012, we completed the sale of our common equity interests in Apidos to CVC and recorded a net gain of $54.5 million. Our investment in CVC Credit Partners was initially valued at $28.6 million based on a third-party valuation. The valuation utilized several approaches, including the implied transaction, dividend discount model, discounted cash flow analysis, and guideline public company. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on existing economic environment and credit market conditions. Through our retained preferred interest, valued at $6.8 million, we are also entitled to receive 75% of incentive management fees from the legacy Apidos portfolios.
Gain on Deconsolidation of LEAF. In November 2011, due to the additional investment in LEAF by a third-party private investment firm, we determined that we no longer control LEAF and deconsolidated it for financial reporting purposes. We recorded a $7.0 million gain to bring the value of our negative investment in LEAF to zero. In addition, based on a third-party valuation, our investment in LEAF was valued at $1.7 million. The valuation utilized several approaches, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of our investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on existing economic environment and credit market conditions. Accordingly, we recorded a total gain of $8.7 million in conjunction with the deconsolidation of LEAF.

Back to Index

Back to Index

Loss on Extinguishment of Debt
In September and October 2009, we issued $18.8 million of Senior Notes with detachable 5-year warrants to purchase our common stock. The proceeds from the Senior Notes were allocated to the notes and the warrants based on their relative fair values. The fair value of the warrants was recorded as a discount to the notes and was amortized over the 3-year term of the Senior Notes using the effective interest method. In November 2011, we refinanced the Senior Notes through a partial redemption and modification. Due to the modification, we expensed the unamortized $2.2 million discount related to the warrant fair value.
Net Other-than-Temporary Impairment Charges on Investment Securities
In 2013 and 2012, we recorded $214,000 and $74,000, respectively, of other-than-temporary impairment charges for certain of our CLO investments which primarily invest in bank loans. We did not record any other-than-temporary impairment charges during 2011.
Gain (loss) on Sale of Loans and Investment Securities, Net
During 2011, we sold 96,502 shares of TBBK common stock we held at a gain of $179,000 and recorded a $15,000 unrealized gain on the remaining shares held.
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF, we no longer record commercial finance non-controlling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
	2013	2012	2011
Noncontrolling interests in consolidated VIE - RSO (1)	$(45,581)	$(62,560)	$(36,370)
Other:
Real estate - hotel property (2)	$(31)	$(41)	$30
Real estate - Australian joint venture (3)	11	—	—
Real estate - commercial property (4)	—	(516)	—
Commercial finance - stock-based compensation (5)	—	—	1,649
	$(20)	$(557)	$1,679

(1)
Our rights and benefits of RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO which is limited to our ownership position. The remaining portion of RSO's net income (loss) is attributed to Noncontrolling interests attributable to RSO.

(2)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(3)	Our Australian joint venture partner holds a 25% interest in those operations.

(4)
A third party held interests in a commercial real estate property in Elkins, West Virginia that we consolidated as a VIE. The property underlying the loan was sold and our investment was resolved in 2012.

(5)	Senior executives of LEAF hold a 21.98% interest in LEAF (10% on a fully diluted basis). As a result of the deconsolidation of LEAF, we no longer record this noncontrolling interest.
Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations between RAI and RSO (in thousands):

	Years Ended December 31,
	2013	2012	2011
RAI	$1,657	$13,117	$(3,811)
RSO	(1,041)	14,602	12,036
Total	$616	$27,719	$8,225

Back to Index

Back to Index

The following paragraphs discuss the income tax, exclusive of the income tax provision for our consolidated VIE - RSO.
2013 Compared to 2012.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 17% for 2013 as compared to 35% for 2012.  The change in the income tax rate primarily relates to additional state tax benefits relative to pre-tax earnings for 2013.  Our effective income tax rate without discrete tax items would have been 25% for 2013.
We project our effective tax rate to be between 37% and 40% for 2014. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. We are currently undergoing an IRS examination for fiscal years 2011 and 2012.  In addition, we are currently undergoing a New York State examination for fiscal years 2007 - 2009.  We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state and local income tax examinations by tax authorities for years before 2007.
2012 Compared to 2011.  Our effective income tax rate (income taxes as a percentage of income from continuing operations before taxes) was a provision of 35% for 2012 as compared to a benefit of 52% for 2011.  The change in the income tax rate relates primarily to the impact of permanent items relative to the pre-tax loss for 2012.  Our effective income tax rate, as adjusted to exclude adjustments primarily related to discrete items, would have been 39% for 2012.
Discontinued Operations
     In connection with the sale of a real estate loan in March 2006, we agreed that in exchange for the property owner relinquishing certain control rights, we would make payments to the owner under stipulated circumstances. During 2011, we were formally notified that a triggering event had occurred and, accordingly, we accrued the $3.4 million present value of the payout due under the agreement and recorded a $2.2 million discontinued loss, net of tax. During 2013 and 2012, we recorded discontinued losses for the accretion of the liability.
Summarized operating results of discontinued operations are as follows (in thousands):

	Years Ending December 31,
	2013	2012	2011
Loss from discontinued operations before taxes	$(4)	$(69)	$(3,417)
Benefit for income taxes	2	25	1,195
Loss from discontinued operations, net of tax	$(2)	$(44)	$(2,222)

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

Back to Index

Back to Index

The following summarizes the operating activities of RSO (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total interest income	$117,976	$133,330	$109,874
Interest expense	61,010	42,792	32,186
Net interest income	56,966	90,538	77,688
Other revenues	34,041	33,160	18,298
Total revenues	91,007	123,698	95,986
Operating expenses	61,561	78,452	62,139
Net operating income	29,446	45,246	33,847
Other revenues	17,007	19,197	3,869
Net income	$46,453	$64,443	$37,716
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of December 31, 2013. For a discussion of our interest in RSO, see Item 1, "Business - Resource Capital Corp." and Note 2 and Note 23 of the notes to our consolidated financial statements in Item 8.
Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE, RSO, as we do not have access or the ability to utilize any of RSO's assets, nor do we have any obligation or liability with respect to any of its liabilities or borrowings.
As an asset manager, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds.
At December 31, 2013, our liquidity consisted of four primary sources:

•	cash on hand of $19.9 million;

•	$10.5 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at December 31, 2013 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
Refinancing and Repayment of Our Debt. In November 2013, we amended the Republic credit facility to extend the maturity date to December 28, 2016.
As of December 31, 2013, our total borrowings outstanding of $20.6 million included $10.0 million of Senior Notes, $10.3 million of mortgage debt (secured by the underlying property) and $332,000 of other debt.
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
Dividends
We used our cash reserves to fund dividends during periods in which our cash flows from operations were insufficient.
For 2013, 2012 and 2011, we paid cash dividends of $2.0 million, $2.3 million and $2.3 million, respectively. We have paid quarterly cash dividends since August 1995.

Back to Index

Back to Index

Our Senior Notes limited the amount of our cash dividends to $0.03 per share unless our basic earnings per common share from continuing operations from the preceding quarter exceeded $0.25 per share. In September 2013, we obtained approval from the holders of the Senior Notes to remove all limitations on our ability to declare and pay quarterly cash dividends. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE - RSO as we do not have any obligation or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at December 31, 2013 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,287	$198	$435	$497	$9,157

Recourse to the Company:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	332	189	143	—	—
	10,332	189	10,143	—	—

Operating lease obligations	15,387	2,085	4,290	3,909	5,103
Other long-term liabilities	6,860	831	1,576	1,459	2,994
Total contractual obligations	$42,866	$3,303	$16,444	$5,865	$17,254

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2013; less than 1 year: $1.6 million; 1-3 years:  $1.5 million; 3-5 years:  $1.2 million; and after 5 years: $1.5 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	800	800	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,603	$1,603	$—	$—	$—

LEAF lease valuation commitment. In conjunction with the formation of LEAF, we and RSO had undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LEAF Receivables Funding 3, LLC, a subsidiary of LEAF, or LRF 3. To the extent that the value of the equity on the balance sheet of LRF 3 was less than $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LEAF by RSO) as of the final testing date (within 90 days following December 31, 2013), we and RSO would have been jointly and severally obligated to contribute cash to LEAF to make up the deficit. The LRF 3 equity as of December 31, 2013 was in excess of this commitment.

Back to Index

Back to Index

Limited Loan Guarantee. We and one of our commercial finance fund partnerships, Lease Equity Appreciation Fund I, L.P., or LEAF I, had provided a limited guarantee to a lender to the partnership in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The LEAF I loan matures at the earlier of (a) the maturity date (March 20, 2014) or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by us as of December 31, 2013 was $1.0 million. If we were required to make any payments under the guarantee, we would have the option to either step in as the lender or otherwise make a capital contribution to LEAF I for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount the loan for LEAF I by approximately $250,000. Management has determined that, based on projected cash flows from the underlying lease and loan portfolio collateralizing the loan, there should be sufficient funds to repay the LEAF I outstanding loan balance and, accordingly, we have not recorded any liability under this guarantee.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $221,000 and $113,000 as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, Resource Securities net capital was $2.7 million and $258,000, respectively, which exceeded the minimum requirements by $2.5 million and $145,000, respectively.
Clawback Liability. Two financial fund management investment entities that have incentive distributions, also known as carried interests, are structured so that there is a “clawback” of previously paid incentive distributions to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements.  On November 1, 2009 and January 28, 2010, we, along with the co-manager of the general partner of those investment entities, repurchased substantially all the remaining limited partnership interests in these two partnerships, significantly reducing our potential clawback liability. The clawback liability we recorded was $1.2 million at December 31, 2012. During 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments. Our proportionate share of these payments was $1.1 million.
Legal Proceedings. See Item 3, “Legal Proceedings.”
Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to RRE Opportunity REIT II, we are committed to invest 1% of the first $100.0 million of equity raised to a maximum amount of $1.0 million. The liability for the real estate commitment will be recorded in the future as the amounts become due and payable. As of December 31, 2013, we have funded $200,000 of this commitment.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of December 31, 2013, except for the real estate commitment and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the restated consolidated financial statements.
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

Back to Index

Back to Index

The financial statements for the years ended December 31, 2013, 2012 and 2011 reflect the consolidation of RSO. Also, as of December 31, 2012, we had one real estate VIE in which we held a mezzanine loan that we consolidated. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved. See Note 23 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.
Our investment in RRE Opportunity REIT I, and our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT I, we have advanced offering costs that are being reimbursed as the REIT raises additional equity.  Except for those advances, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2013.
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

Back to Index

Back to Index

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
Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in revenue. We utilize trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities, primarily are reported net, and are comprised of realized and unrealized gains and losses from sales of trading securities, mark to market adjustments to fair value, gains and losses related to foreign currency commissions from riskless principal trades, as well as any gains and losses from other security transactions. To determine fair value, we use third-party dealer quotes or bids and recent transactions. In 2011, we held shares of TBBK common stock in a benefit plan for a former executive. The shares, classified as trading, were valued at the closing price of the stock and unrealized gains and losses were included in other income.
We recognize dividend income on our investment securities classified as available-for-sale on the ex-dividend date.
Investments in Unconsolidated Loan Manager
Our interest in CVC Credit Partners and our preferred equity interest in Apidos-CVC is included in Investments in Unconsolidated Loan Manager on the consolidated balance sheets. We account for our investment in CVC Credit Partners other places too on the equity method since we have the ability to exercise significant influence over the partnership.
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

Back to Index

Back to Index

Recent Accounting Standards
Newly-Adopted Accounting Principles
We adopted the following standard during 2013 which did not have a material impact on our consolidated financial position, results of operations or cash flows:
In February 2013, the FASB issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. We adopted this guidance beginning January 1, 2013 and have presented the required disclosures.
Accounting Standards Issued But Not Yet Effective
The FASB issued the following accounting standard which was not yet effective for us as of December 31, 2013:
In July 2013, the FASB issued guidance that addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for the us beginning January 1, 2014. We do not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.
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
Debt
At December 31, 2013, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2013 for a short-term period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of December 31, 2013 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of December 31, 2013, our trading security portfolio was comprised of $317,000 of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of December 31, 2013, the hypothetical loss would have been approximately $32,000.

Back to Index

Back to Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource America, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992, Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an adverse opinion.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 17, 2014

Back to Index

Back to Index

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012

ASSETS
Cash	$19,853	$11,899
Restricted cash	571	638
Receivables	541	468
Receivables from managed entities and related parties, net	30,923	30,618
Investments in real estate, net	17,696	18,041
Investment securities, at fair value	7,839	10,576
Investments in unconsolidated loan manager (see Notes 1 and 8)	37,821	37,221
Investments in unconsolidated entities	14,342	13,156
Assets of consolidated variable interest entity ("VIE") - RSO (see Note 23):
Cash and cash equivalents (including restricted cash)	325,579	179,390
Investments, at fair value	221,395	256,433
Loans	1,397,458	1,849,428
Investments in real estate and unconsolidated entities	129,562	120,706
Other assets	76,467	70,600
Total assets of consolidated VIE - RSO	2,150,461	2,476,557

Property and equipment, net	5,844	2,590
Deferred tax assets, net	27,769	28,274
Other assets	4,791	6,726
Total assets	$2,318,451	$2,636,764

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,134	$21,864
Payables to managed entities and related parties	3,110	3,536
Borrowings	20,619	20,735
Liabilities of consolidated VIE - RSO (see Note 23):
Borrowings	1,320,015	1,785,600
Other liabilities	55,247	71,239
Total liabilities of consolidated VIE - RSO	1,375,262	1,856,839
Total liabilities	1,421,125	1,902,974

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,378,339 and 30,069,822 shares issued (including nonvested restricted stock of 400,194 and 604,353), respectively	299	295
Additional paid-in capital	288,555	286,048
Accumulated deficit	(26,025)	(29,486)
Treasury stock, at cost; 10,434,436 and 9,914,090 shares, respectively	(107,874)	(103,472)
Accumulated other comprehensive loss	(1,231)	(2,197)
Total stockholders’ equity	153,724	151,188
Noncontrolling interests	238	279
Noncontrolling interests attributable to RSO	743,364	582,323
Total equity	897,326	733,790
	$2,318,451	$2,636,764
The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

REVENUES:
Real estate (includes revenues of $12,600, $13,956 and $7,103 related to RSO)	$57,143	$45,083	$40,172
Financial fund management (includes revenues of $1,120, $4,894 and $5,656 related to RSO)	19,773	18,053	24,090
Commercial finance (includes revenues of $0, $0 and $0 related to RSO)	(341)	(1,659)	23,738
	76,575	61,477	88,000
Revenues from consolidated VIE - RSO (see Note 23)	91,007	123,698	95,986
Elimination of consolidated VIE revenues attributed to operating segments	(13,834)	(17,544)	(15,456)
Total revenues	153,748	167,631	168,530
COSTS AND EXPENSES:
Real estate	40,612	30,475	26,196
Financial fund management	10,155	12,299	19,646
Commercial finance	56	402	12,897
Restructuring expenses	—	365	—
General and administrative	10,268	9,792	11,302
Gain on sale of leases and loans	—	—	(685)
Impairment charges	—	2,280	—
Provision for credit losses	4,265	20,148	11,305
Depreciation and amortization	1,936	2,084	11,675
	67,292	77,845	92,336
Expenses from consolidated VIE - RSO (see Note 23)	62,602	63,850	50,103
Elimination of consolidated VIE expenses attributed to operating segments	(13,215)	(17,351)	(11,644)
Total expenses	116,679	124,344	130,795
OPERATING INCOME	37,069	43,287	37,735

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	—	54,542	8,749
Loss on extinguishment of debt	—	—	(2,190)
Gain on sale of investment securities, net	—	—	321
Other-than-temporary impairment on investments	(214)	(74)	—
Interest expense	(2,036)	(2,289)	(15,948)
Other income (expense), net	575	112	(760)
	(1,675)	52,291	(9,828)
Other income, net, from consolidated VIE - RSO (see Note 23)	17,007	19,197	3,869
Elimination of consolidated VIE other income attributed to operating segments	244	133	298
	15,576	71,621	(5,661)
Income from continuing operations before taxes	52,645	114,908	32,074
Income tax provision (benefit)	1,657	13,117	(3,811)
Income tax (benefit) provision - RSO	(1,041)	14,602	12,036
Income from continuing operations	52,029	87,189	23,849
Loss from discontinued operations, net of tax	(2)	(44)	(2,222)
Net income	52,027	87,145	21,627
Net (income) loss attributable to noncontrolling interests	(20)	(557)	1,679
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(45,581)	(62,560)	(36,370)
Net income (loss) attributable to common shareholders	$6,426	$24,028	$(13,064)
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$6,428	$24,072	$(10,842)
Discontinued operations	(2)	(44)	(2,222)
Net income (loss)	$6,426	$24,028	$(13,064)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Basic earnings (loss) per share:
Continuing operations	$0.32	$1.21	$(0.55)
Discontinued operations	—	—	(0.11)
Net income (loss)	$0.32	$1.21	$(0.66)
Weighted average shares outstanding	20,217	19,919	19,674

Diluted earnings (loss) per share:
Continuing operations	$0.29	$1.14	$(0.55)
Discontinued operations	—	—	(0.11)
Net income (loss)	$0.29	$1.14	$(0.66)
Weighted average shares outstanding	21,905	20,994	19,674

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(dollars in thousands)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests RSO	Total Equity
Balance, January 1, 2011	19,052,505	$274	$282,062	$(35,263)	$(99,245)	$(1,773)	$146,055	$(3,474)	$318,145	$460,726
Net (loss) income	—	—	—	(13,064)	—	—	(13,064)	(1,679)	36,370	21,627
Issuance of common shares	404,041	7	1,907	—	—	—	1,914	—	—	1,914
Treasury shares issued	69,514	—	(345)	—	755	—	410	—	—	410
Stock-based compensation	204,903	—	1,909	—	—	—	1,909	28	—	1,937
Repurchase of common stock	(264,897)	—	—	—	(1,285)	—	(1,285)	—	—	(1,285)
Cash dividends	—	—	—	(2,264)	—	—	(2,264)	—	—	(2,264)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	57,182	57,182
Noncontrolling interests related to LEAF	—	—	(3,467)	—	—	—	(3,467)	3,699	—	232
Deconsolidation of LEAF (see Note 1)	—	—	(709)	—	—	—	(709)	1,647	—	938
Other	—	—	—	—	—	—	—	85	—	85
Other comprehensive (loss) income	—	—	—	—	—	(426)	(426)	13	(12,409)	(12,822)
Balance, January 1, 2012	19,466,066	281	281,357	(50,591)	(99,775)	(2,199)	129,073	319	399,288	528,680
Net income	—	—	—	24,028	—	—	24,028	557	62,560	87,145
Issuance of common shares	1,054,353	14	3,830	—	—	—	3,844	—	—	3,844
Treasury shares issued	45,567	—	(205)	—	493	—	288	—	—	288
Stock-based compensation	235,471	—	1,066	—	—	—	1,066	—	—	1,066
Repurchase of common stock	(645,725)	—	—	—	(4,190)	—	(4,190)	—	—	(4,190)
Cash dividends	—	—	—	(2,923)	—	—	(2,923)	—	—	(2,923)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	101,226	101,226
Other	—	—	—	—	—	—	—	(597)	—	(597)
Other comprehensive income	—	—	—	—	—	2	2	—	19,249	19,251
Balance, January 1, 2013	20,155,732	295	286,048	(29,486)	(103,472)	(2,197)	151,188	279	582,323	733,790
Net income	—	—	—	6,426	—	—	6,426	20	45,581	52,027
Issuance of common shares	17,063	2	102	—	—	—	104	—	—	104
Treasury shares issued	32,789	—	(59)	—	341	—	282	—	—	282
Stock-based compensation	45,866	—	1,214	—	—	—	1,214	—	—	1,214
Repurchase of common stock	(553,135)	—	—	—	(4,743)	—	(4,743)	—	—	(4,743)
Exercise of warrants	245,588	2	1,250	—	—	—	1,252	—	—	1,252
Cash dividends	—	—	—	(2,965)	—	—	(2,965)	—	—	(2,965)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	102,425	102,425
Other	—	—	—	—	—	—	—	(61)	—	(61)
Other comprehensive income	—	—	—	—	—	966	966	—	13,035	14,001
Balance, December 31, 2013	19,943,903	$299	$288,555	$(26,025)	$(107,874)	$(1,231)	$153,724	$238	$743,364	$897,326

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Net income	$52,027	$87,145	$21,627

Other comprehensive income (loss):
Unrealized (loss) gain on investment securities available-for-sale, net of tax of $(84), $(32) and $33	(177)	(68)	55
Reclassification for losses realized, net of tax of $83, $29 and $0	131	45	—
	(46)	(23)	55
Minimum pension liability adjustments, net of tax of $291, $(220) and $(433)	805	(273)	(634)
Reclassification for losses realized, net of tax of $182, $128 and $133	199	167	172
	1,004	(106)	(462)

Unrealized gain (loss) on hedging contracts, net of tax of $8, $92 and $(174)	10	131	(261)
Deconsolidation of LEAF - unrealized loss on hedging contracts net of tax of $174	—	—	255
	10	131	(6)

Foreign currency translation loss, net of tax of $2, $0 and $0	(2)	—	—
Subtotal - activity related to RAI	966	2	(413)

Activity related to consolidated VIE - RSO:
Unrealized gain (loss) on available for sale securities, net	10,858	18,770	(13,798)
Reclassification adjustment for realized gains (losses), net	(2,459)	1,728	1,080
Unrealized gain (loss) on derivatives, net	4,045	(1,476)	82
Reclassification adjustments associated with realized losses from interest rate hedges	395	227	227
Foreign currency translation gain	196	—	—
Subtotal - activity related to RSO	13,035	19,249	(12,409)
Subtotal - other comprehensive income (loss)	14,001	19,251	(12,822)
Comprehensive income	66,028	106,396	8,805
Less: Comprehensive income attributable to noncontrolling interests	(58,636)	(82,366)	(22,295)
Comprehensive income (loss) attributable to common shareholders	$7,392	$24,030	$(13,490)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,027	$87,145	$21,627
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,140	2,338	17,044
Impairment charges	—	2,280	—
Provision for credit losses	4,265	20,148	12,104
Unrealized loss (gain) on trading securities	1,054	(1,272)	—
Equity in earnings of unconsolidated entities	(5,389)	(4,083)	(9,507)
Distributions from unconsolidated entities	4,647	3,311	5,022
Gain on sale of leases and loans	—	—	(685)
Other-than-temporary impairment on investments	214	74	—
Gain on sale of investment securities, net	(6,293)	(1,221)	(321)
Gain on sale of assets	(1,734)	(915)	(196)
Gain on sale and deconsolidation of subsidiaries	—	(54,542)	(8,749)
Loss on extinguishment of debt	—	—	2,190
Deferred income tax provision (benefit)	25	11,836	(3,211)
Equity-based compensation issued	1,257	993	2,242
Trading securities purchases and sales, net	10,287	(2,876)	—
Loss from discontinued operations	2	44	2,222
Changes in operating assets and liabilities	2,840	(4,983)	(6,159)
Change in cash attributable to operations of consolidated VIE - RSO	(156,220)	(66,258)	(16,558)
Net cash (used in) provided by operating activities	(90,878)	(7,981)	17,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,730)	(196)	(1,233)
Payments received on real estate loans and real estate	2,049	888	18,037
Investments in unconsolidated real estate entities	(1,545)	(2,493)	(2,215)
Purchase of commercial finance assets	—	—	(113,570)
Principal payments received on leases and loans	17	15	38,087
Purchase of loans and securities by consolidated VIE - RSO	(861,939)	(769,762)	(1,072,132)
Principal payments and proceeds from sales received by consolidated VIE - RSO	1,348,597	822,476	663,663
Cash divested on deconsolidation of LEAF	—	—	(2,284)
Net proceeds from sale of Apidos and cash divested on deconsolidation	—	17,860	—
Purchase of loans and investments	(3,213)	(2,597)	(600)
Proceeds from sale of loans and investments	—	55	1,040
Increase in restricted cash of consolidated VIE - RSO	22,248	50,756	31,014
Other investing activity of consolidated VIE	(30,446)	(1,782)	(45,795)
Net cash provided by (used in) investing activities	473,038	115,220	(485,988)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,001	—	233,888
Principal payments on borrowings	(2,486)	(5,715)	(177,431)
Net repayments of debt by consolidated VIE - RSO	(420,107)	(192,783)	365,143
Dividends paid	(1,988)	(2,334)	(2,264)
Dividends paid on common stock by consolidated VIE - RSO	(91,255)	(71,876)	(67,415)
Proceeds from issuance of common stock	1,252	2,131	1,914
Net proceeds from issuance of common stock by consolidated VIE - RSO	189,991	171,056	129,911
Repurchase of common stock	(4,607)	(2,463)	(1,180)
Other	67	(203)	(7,342)
Other financing activity of consolidated VIE - RSO	(46,703)	(4,679)	(6,385)
Net cash (used in) provided by financing activities	(373,835)	(106,866)	468,839
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(371)	(1,277)	(1,643)
Net cash used in discontinued operations	(371)	(1,277)	(1,643)

Increase (decrease) in cash	7,954	(904)	(1,727)
Cash, beginning of year	11,899	12,803	14,530
Cash, end of year	$19,853	$11,899	$12,803

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). RSO has been reflected on a consolidated basis with our financial statements for the years ended December 31, 2013, 2012 and 2011 (see Note 23).
The Company conducts real estate operations through the following subsidiaries:

•	Resource Real Estate Advisor, LLC. manages the activities of Resource Real Estate Opportunity REIT ("RRE Opportunity REIT I"), a public non-traded REIT;

•	Resource Capital Partners, Inc. acts as the general partner and provides asset management services to the Company's eight real estate investment partnerships and six tenant-in-common ("TIC") programs;

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
The Company conducts its financial fund management operations primarily through the following operating entities:

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. LEAF Financial retained the management of the four equipment leasing partnerships, which are sub-serviced by LEAF. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). Pursuant to the November 2011 LEAF Transaction, Eos invested $50.0 million in cash in LEAF in exchange for 50,000 shares of newly-issued 12% Series A Participating Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase 2,954 shares of LEAF common stock for an exercise price of $0.01 per share, collectively representing, on a fully-diluted basis, a 45.1% interest in LEAF. In exchange for its prior interest in LEAF, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly-issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly-issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis, a 26.7% interest in LEAF. The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest. Additional investments by Eos and RSO as well as warrants that were provided to LEAF's lender in accordance with a financing agreement reduced the Company's investment to 12.6% on a fully-diluted basis as of December 31, 2013. As a result of the November 2011 LEAF Transaction, the Company deconsolidated LEAF (see Note 4) and has accounted for its investment in LEAF on the equity method beginning on November 17, 2011 which was reduced to zero in 2012. In conjunction with the transaction and resulting deconsolidation of LEAF, the Company recorded a gain of $8.7 million in 2011.
Apidos. On April 17, 2012, the Company sold all of its common equity interests in Apidos to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”). Pursuant to the sale and purchase agreement and related agreements between the Company and CVC dated as of December 29, 2011, the Company sold Apidos in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  Prior to the closing, CVC contributed its credit management subsidiary to CVC Credit Partners. The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. The Company recorded a $54.5 million net gain on the sale of Apidos, including the investments in CVC Credit Partners and Apidos-CVC preferred equity at their fair value totaling $34.8 million during 2012. At December 31, 2013, these investments were reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets.
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
The financial statements for 2013, 2012 and 2011 reflect the consolidation of RSO. Variable interests in the Company's real estate segment have historically related to subordinated financings in the form of mezzanine loans or unconsolidated real estate interests. See Note 23 for additional disclosures pertaining to VIEs.
Reclassifications and Revisions
The Company has reclassified short-term insurance notes from debt for 2012 into accrued expenses due to the short-term nature of the loans.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Use of Estimates
Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The financial fund management segment makes assumptions in determining the fair value of its investments in investment securities. Actual results could differ from these estimates.
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
Investments in Unconsolidated Loan Manager
The Company's interest in CVC Credit Partners and the Company's preferred equity interest in Apidos-CVC is included in Investments in Unconsolidated Loan Manager on the consolidated balance sheets. The Company accounts for its investment in CVC Credit Partners on the equity method since the Company has the ability to exercise significant influence over the partnership.
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
Investments in Unconsolidated Entities
The Company accounts for the investments it has in the real estate, financial fund management and commercial finance investment entities it has sponsored and manages primarily under the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.  To the extent that there is a negative balance in the investment for any of these entities, these balances are reclassified to reduce any receivable from such entities. The Company accounts for its investment in RRE Opportunity REIT I on the cost method since the Company owns less than 1% of the shares outstanding. The Company will evaluate these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment was recorded.
Real estate. The Company has sponsored and manages eight real estate limited partnerships, two limited liability companies, one public non-traded REIT, and six TIC programs that invest in multifamily residential properties.
Financial fund management.  In the Financial Fund Management operations, the Company holds the following interests in unconsolidated entities:

•
general and limited partnership interests in seven company-sponsored and managed partnerships that invest in regional banks, and a limited partnership interest in an affiliated partnership organized as a credit opportunities fund that invests in bank loans and high yield bonds; and

•	equity interests in two unconsolidated management companies which manage trust preferred securities held by 13 separate CDOs.
Commercial finance.  The Company has general and limited partnership interests in four company-sponsored commercial finance investment partnerships.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At December 31, 2013, the Company had $16.8 million (excluding restricted cash) in deposits at various banks, which was over the insurance limit of the Federal Deposit Insurance Corporation of $250,000, or in deposit in foreign banks or in brokerage accounts where no insurance coverage is available.  No losses have been experienced on such investments.
Restricted Cash
The Company's restricted cash balance at December 31, 2013 includes $317,000 of escrow deposits for a real estate mortgage and a $250,000 clearing deposit with a third-party broker dealer who serves as a clearing agent for the Company's broker dealer.
Foreign Currency Translation
Foreign currency transaction gains and losses of the Company’s foreign operations are recognized in the determination of net income.  Foreign currency translation adjustments related to our Australian foreign operations are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency translation adjustments related to its European operations are included in net income.
Revenue Recognition – Fee Income
RSO management fees.  The Company earns base management and incentive management fees for managing RSO.  In addition, the Company is reimbursed for its expenses incurred on behalf of RSO and its operations and for property management fees.  Management fees, property management fees and reimbursed expenses are recognized monthly when earned.  In addition, in February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans.  In connection with the sub-advisory services provided, RSO pays CVC Credit Partners 10% of all senior and additional collateral management fees and 50% of all incentive collateral management fees it collects. As of December 31, 2013, CVC Credit Partners continues to provide subadvisory services to three of these CLOs holding approximately $1.1 billion in bank loans.
The quarterly incentive compensation to the Company is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RSO common stock.  The Company may elect to receive more than 25% of its incentive compensation in RSO restricted stock.  However, the Company’s ownership percentage in RSO, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing price of RSO's common stock over the thirty-day period ending three days prior to the issuance of such shares.
Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company must remit a portion of the senior management fee and incentive compensation it receives from RSO to Apidos-CVC for advisory services in managing the portfolio of CLOs. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in three Apidos CLOs by the calculated equity used to determine the senior management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC.
Fees from RSO have been allocated and, accordingly, were reported as revenues by each of the Company’s operating segments. The Company reports these fees as an adjustment to the consolidated revenues of RSO in consolidation to reflect the compensation arrangement between the Company and RSO that would have otherwise been eliminated in consolidation.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Real estate fees.  The Company records acquisition fees of 1% to 2% of the net purchase price of properties acquired by real estate investment entities it sponsors and financing fees equal to 0.5% to 1.75% of the debt obtained or assumed related to the properties acquired.  In addition, the Company receives debt origination fees which range from 0.5% to 5.0% on the purchase price of real estate debt investments acquired on behalf of its real estate investment entities. The Company recognizes these fees when its sponsored entities acquire the properties and obtain the related financing.
The Company records a monthly property management fee equal to 4.5% to 5% of the gross operating revenues from the underlying properties and a monthly debt management fee equal to 0.167% (2% per year) of the gross offering proceeds deployed in debt investments.  The Company recognizes these fees monthly when earned.
Additionally, the Company records an annual investment management fee from its limited partnership investment entities equal to 1% of the gross offering proceeds of each partnership.  The Company records an annual asset management fee from its TIC programs equal to 1% to 2% of the gross revenues from the properties.  These investment management fees and asset management fees are recognized monthly when earned and are discounted to the extent that these fees are not expected to be paid timely.
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
The Company also had recorded management fees from its investment entities for managing and servicing the leased assets acquired when the service was performed.  The payment of these fees to the Company by each entity was contingent upon the partners receiving specified annual distributions from each of the respective entities.  During 2013, 2012 and 2011, the Company permanently waived $1.8 million, $3.9 million and $7.2 million, respectively, of management fees from its four investment entities since the distributions to the limited partners were less than the annual specified amounts.  The management fees that were waived are not deferrals and, accordingly, will not be paid.  Prior to the deconsolidation of LEAF, the Company was paid for the operating and administrative expenses it incurred to manage these entities.
Revenue Recognition – Rental income
Rental revenue is primarily derived from an 86-room boutique hotel located in Savannah, Georgia, which is 80% owned by the Company.  The Company recognizes the room rental revenue on a daily basis.  The Company also derives rental revenue on retail space in the hotel as well as from office space in the office building that the Company owns located in Philadelphia, Pennsylvania.  The income from these leases is recognized over the term of the lease as earned.  Rent abatements and scheduled rent increases over the lease terms are accounted for on a straight-line basis.  Tenant reimbursements are recognized in the period that the related costs are incurred. Percentage rent is recognized when the tenant's reported sales have reached certain levels as specified in the lease.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Stock-Based Compensation
The Company values the restricted stock it issues based on the closing price of its stock on the date of grant.  For stock option awards, the Company determines the fair value by applying the Black-Scholes pricing model.  These equity awards are amortized to compensation expense over the respective vesting period, net of an estimate for forfeitures.
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
Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  If upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities for which there are indications of impairment, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Loans
Real estate loans.  Real estate loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are stated at the amount of unpaid principal, reduced by unearned income and an allowance for credit losses, if necessary.  These loans are included in Investments in Real Estate in the consolidated balance sheets. Interest on the loans is calculated based upon the principal amount outstanding.  Accrual of interest ceases on a loan when management believes, after considering economic factors, business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.
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
The Company maintains an allowance for credit losses for real estate loans at a level deemed sufficient to absorb probable losses.  The Company considers general and local economic conditions, neighborhood values, competitive overbuilding, casualty losses and other factors that may affect the value of real estate loans.  The value of loans and real estate may also be affected by factors such as the cost of compliance with regulations and liability under applicable environmental laws, changes in interest rates and the availability of financing.  Income from a property will be reduced if a significant number of tenants are unable to pay rent or if available space cannot be rented on favorable terms.  In addition, the Company reviews all credits on a quarterly basis and continually monitors collections and payments from its borrowers and maintains an allowance for credit losses based upon its historical experience and its knowledge of specific borrower collection issues.  Investments in real estate loans and real estate are reflected on the consolidated balance sheet net of the allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The investments in the common stock of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and in Resource Real Estate Diversified Income Fund ("RREDX") (NASDAQ: RREDX), affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The cumulative net unrealized gains (and losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
Periodically, the Company reviews the carrying value of its available-for-sale securities.  If it is probable there has been an adverse change in a security and the Company deems this to be other-than-temporary, it will record an impairment charge.  The Company’s process for identifying other-than-temporary declines in the fair value of its investments involves consideration of (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, often measured by change in the estimated cash flows of the security holder (iv) the collateral structure and other credit support, as applicable, and (v) the more-than-likely intention of the Company to hold the investment until the value recovers. When the analysis of the above factors results in a conclusion that a decline in fair value is other-than-temporary, an impairment charge is recorded and the cost of the investment is written down to its fair value. The cost basis adjustment for an other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.
Trading securities are recorded at fair value with unrealized holding gains and losses reported in revenues by operating segment. The Company utilizes trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities, primarily reported net, include realized and unrealized gains and losses from the sale of trading securities, mark to market adjustments to fair value, gains and losses related to foreign currency, and commissions from riskless principal trades. The Company utilizes the services of a third-party valuation expert to provide an estimate of the fair value of its trading securities. In 2011, the Company held shares of TBBK common stock in a benefit plan for a former executive (see Note 17). The shares, which were also classified as trading, were valued at the closing price of the stock with unrealized gains and losses included in Other Income in the consolidated statements of operations.
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
DECEMBER 31, 2013

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
Accounting Standards Issued But Not Yet Effective
The FASB issued the following accounting standard which was not yet effective for the Company as of December 31, 2013:
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheets as of December 31, 2013 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$19,853	$—	$—	$19,853
Restricted cash	571	—	—	571
Receivables	585	—	(44)	541
Receivables from managed entities and related parties, net	33,325	—	(2,402)	30,923
Investments in real estate, net	17,696	—	—	17,696
Investment securities, at fair value	24,842	—	(17,003)	7,839
Investments in unconsolidated loan manager	37,821	—	—	37,821
Investments in unconsolidated entities	14,342	—	—	14,342
Assets of consolidated variable interest entities ("VIE") - RSO:
Cash and cash equivalents (including restricted cash)	—	325,579	—	325,579
Investments, at fair value	—	221,395	—	221,395
Loans	—	1,398,408	(950)	1,397,458
Investments in real estate and unconsolidated entities	—	129,562	—	129,562
Other assets - RSO	—	76,483	(16)	76,467
Total assets of consolidated VIE - RSO	—	2,151,427	(966)	2,150,461
Property and equipment, net	5,844	—	—	5,844
Deferred tax assets, net	36,150	—	(8,381)	27,769
Other assets	4,791	—	—	4,791
Total assets	$195,820	$2,151,427	$(28,796)	$2,318,451

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,134	$—	$—	$22,134
Payables to managed entities and related parties	3,126	—	(16)	3,110
Borrowings	21,569	—	(950)	20,619
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,319,810	205	1,320,015
Other liabilities	—	57,693	(2,446)	55,247
Total liabilities of consolidated VIE - RSO	—	1,377,503	(2,241)	1,375,262
Total liabilities	46,829	1,377,503	(3,207)	1,421,125
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	299	—	—	299
Additional paid-in capital	288,555	—	—	288,555
Accumulated deficit	(21,852)	—	(4,173)	(26,025)
Treasury stock, at cost	(107,874)	—	—	(107,874)
Accumulated other comprehensive loss	(10,375)	—	9,144	(1,231)
Total stockholders’ equity	148,753	—	4,971	153,724
Noncontrolling interests	238	—	—	238
Noncontrolling interest attributable to RSO	—	773,924	(30,560)	743,364
Total equity	148,991	773,924	(25,589)	897,326
	$195,820	$2,151,427	$(28,796)	$2,318,451

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table presents the consolidating statement of operations for the year ended December 31, 2013 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$57,143	$—	$—	$57,143
Financial fund management	19,773	—	—	19,773
Commercial finance	(341)	—	—	(341)
	76,575	—	—	76,575
Revenues from consolidated VIE - RSO	—	91,007	—	91,007
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(13,834)	(13,834)
Total revenues	76,575	91,007	(13,834)	153,748
COSTS AND EXPENSES:
Real estate	40,612	—	—	40,612
Financial fund management	10,155	—	—	10,155
Commercial finance	56	—	—	56
General and administrative	10,268	—	—	10,268
Provision for credit losses	4,265	—	—	4,265
Depreciation and amortization	1,936	—	—	1,936
	67,292	—	—	67,292
Expenses from consolidated VIE - RSO	—	61,561	1,041	62,602
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(13,215)	(13,215)
Total expenses	67,292	61,561	(12,174)	116,679
OPERATING INCOME	9,283	29,446	(1,660)	37,069

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	(214)	—	—	(214)
Interest expense	(2,036)	—	—	(2,036)
Other income, net	2,816	—	(2,241)	575
Other income, net, from consolidated VIE - RSO	—	17,007	—	17,007
Elimination of consolidated VIE other income, net	—	—	244	244
	566	17,007	(1,997)	15,576
Income from continuing operations before taxes	9,849	46,453	(3,657)	52,645
Income tax provision	1,657	—	(1,041)	616
Income from continuing operations	8,192	46,453	(2,616)	52,029
Loss from discontinued operations, net of tax	(2)	—	—	(2)
Net income	8,190	46,453	(2,616)	52,027
Net income attributable to noncontrolling interests	(20)	—	—	(20)
Net income attributable to noncontrolling interests - RSO	—	(7,221)	(38,360)	(45,581)
Net income attributable to common shareholders	$8,170	$39,232	$(40,976)	$6,426

Amounts attributable to common shareholders:
Income from continuing operations	$8,172	$39,232	$(40,976)	$6,428
Discontinued operations	(2)	—	—	(2)
Net income	$8,170	$39,232	$(40,976)	$6,426

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table presents the consolidating statement of cash flows for the year ended December 31, 2013 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,190	$46,453	$(2,616)	$52,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,140	—	—	2,140
Provision for credit losses	4,265	—	—	4,265
Unrealized loss (gain) on trading securities	1,021	—	33	1,054
Equity in earnings of unconsolidated entities	(5,389)	—	—	(5,389)
Distributions from unconsolidated entities	4,647	—	—	4,647
Other-than-temporary impairment on investments	214	—	—	214
Gain on sale of investment securities, net	(6,523)	—	230	(6,293)
Gain on sale of assets	(1,734)	—	—	(1,734)
Deferred income tax provision (benefit)	25	—	—	25
Equity-based compensation issued	1,257	—	—	1,257
Equity-based compensation received	(1,138)	—	1,138	—
Trading securities purchases and sales, net	10,517	—	(230)	10,287
Loss from discontinued operations	2	—	—	2
Changes in operating assets and liabilities	2,635	—	205	2,840
Change in cash attributable to operations of consolidated VIE - RSO	—	(155,024)	(1,196)	(156,220)
Net cash provided by (used in) operating activities	20,129	(108,571)	(2,436)	(90,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,730)	—	—	(2,730)
Payments received on real estate loans and real estate	2,049	—	—	2,049
Investments in unconsolidated real estate entities	(1,545)	—	—	(1,545)
Principal payments received on leases and loans	17	—	—	17
Purchase of loans and securities by consolidated VIE - RSO	—	(861,939)	—	(861,939)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	1,348,597	—	1,348,597
Purchase of loans and investments	(3,213)	—	—	(3,213)
Increase in restricted cash of consolidated VIE - RSO	—	22,248	—	22,248
Other investing activity of consolidated VIE - RSO	—	(29,853)	(593)	(30,446)
Net cash (used in) provided by investing activities	(5,422)	479,053	(593)	473,038

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	$2,001	$—	$—	$2,001
Principal payments on borrowings	(3,107)	—	621	(2,486)
Net repayments of debt by consolidated VIE - RSO	—	(420,107)	—	(420,107)
Dividends paid	(1,988)	—	—	(1,988)
Dividends paid on common stock by consolidated VIE - RSO	—	(93,458)	2,203	(91,255)
Proceeds from issuance of common stock	1,252	—	—	1,252
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	189,991	—	189,991
Repurchase of common stock	(4,607)	—	—	(4,607)
Other	67	—	—	67
Other financing activity of consolidated VIE - RSO	—	(46,908)	205	(46,703)
Net cash used in financing activities	(6,382)	(370,482)	3,029	(373,835)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	(371)	—	—	(371)
Net cash used in discontinued operations	(371)	—	—	(371)

Increase in cash	7,954	—	—	7,954
Cash, beginning of year	11,899	—	—	11,899
Cash, end of year	$19,853	$—	$—	$19,853

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information are as follows (in thousands, per share data):

	Years Ended December 31,
	2013	2012	2011
Cash (paid) received:
Interest	$(1,690)	$(1,980)	$(10,745)
Income tax payments	(1,651)	(1,367)	(1,063)
Refund of income taxes	99	83	691

Dividends paid per common share	$0.13	$0.12	$0.12

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes and option exercises	$136	$1,719	$121
Issuance of treasury stock for the Company's investment savings plan	341	485	856
Common stock issued to former director in exchange for vested director units	—	135	—
Leasehold improvements paid by the landlord	1,496	—	—
Effects from the deconsolidation of entities: (1)
Restricted cash	$—	$—	$20,282
Receivables from managed entities and related parties, net	—	715	(3,411)
Receivables	—	—	954
Investments in commercial finance, net	—	—	199,955
Investments in unconsolidated entities	—	(1,824)	7,049
Property and equipment, net	—	—	3,754
Deferred tax assets, net	—	—	4,558
Goodwill	—	—	7,969
Other assets	—	20	6,806
Accrued expense and other liabilities	—	(938)	(10,208)
Payables to managed entities and related parties	—	—	(98)
Borrowings	—	—	(202,481)
Accumulated other comprehensive loss	—	—	255
Noncontrolling interests	—	—	(37,668)

(1)
Reflects the deconsolidation of Apidos and LEAF during 2012 and 2011, respectively. As a result of the deconsolidation of these entities, the amounts noted above were removed from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 5 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of December 31, 2013 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$44,355	$44,355	$48	$44,403
Real estate investment entities	793	1,229	16,323	18,345	3,142	21,487
Financial fund management entities	35	3	29	67	1,071	1,138
Other	33	21	—	54	70	124
	861	1,253	60,707	62,821	4,331	67,152
Rent receivables - real estate	14	4	10	28	63	91
Total financing receivables	$875	$1,257	$60,717	$62,849	$4,394	$67,243

(1)
Receivables are presented gross of an allowance for credit losses of $36.2 million related to the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

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

(1)
Receivables are presented gross of an allowance for credit losses of $29.6 million, $2.5 million and $457,000 related to the Company’s commercial finance, real estate investment entities and financial fund management entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Year Ended December 31, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for credit losses	4,324	(42)	(17)	4,265
Charge-offs	(675)	—	(37)	(712)
Recoveries	20	42	—	62
Balance, end of year	$36,229	$—	$14	$36,243

Ending balance, individually evaluated for impairment	$36,229	$—	$—	$36,229
Ending balance, collectively evaluated for impairment	—	—	14	14
Balance, end of year	$36,229	$—	$14	$36,243

Year Ended December 31, 2012:
Balance, beginning of year	$12,575	$—	$29	$12,604
Provision for credit losses	20,125	(16)	39	20,148
Charge-offs	(140)	—	—	(140)
Recoveries	—	16	—	16
Balance, end of year	$32,560	$—	$68	$32,628

Ending balance, individually evaluated for impairment	$32,560	$—	$—	$32,560
Ending balance, collectively evaluated for impairment	—	—	68	68
Balance, end of year	$32,560	$—	$68	$32,628

		Investments in Commercial Finance
	Receivables from Managed Entities	Leases and Loans	Future Payment Card Receivables	Rent Receivables	Total
Year Ended December 31, 2011:
Balance, beginning of year	$2,486	$80	$130	$—	$2,696
Provision for credit losses	10,089	1,105	82	29	11,305
Charge-offs	—	(888)	(260)	—	(1,148)
Recoveries	—	185	48	—	233
Deconsolidation of LEAF	—	(482)	—	—	(482)
Balance, end of year	$12,575	$—	$—	$29	$12,604

Ending balance, individually evaluated for impairment	$12,575	$—	$—	$—	$12,575
Ending balance, collectively evaluated for impairment	—	—	—	29	29
Balance, end of year	$12,575	$—	$—	$29	$12,604

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of December 31, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$67,152	$—	$67,152
Ending balance, collectively evaluated for impairment	—	91	91
Balance, end of year	$67,152	$91	$67,243
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of December 31, 2012 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$63,178	$—	$63,178
Ending balance, collectively evaluated for impairment	—	112	$112
Balance, end of year	$63,178	$112	$63,290
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of December 31, 2013
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$2,690	$38,919	$36,229	$38,649
Rent receivables – real estate	—	14	14	32

As of December 31, 2012
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$8,633	$38,219	$29,586	$38,110
Receivables from managed entities – real estate	2,291	4,808	2,517	4,630
Receivables from managed entities – financial fund management	848	1,305	457	1,305
Rent receivables – real estate	—	68	68	40
The Company had no impaired financing receivables without a specific allowance as of December 31, 2013 and December 31, 2012.
NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	December 31,
	2013	2012
Properties owned, net of accumulated depreciation of $8,666 and $7,821:
Hotel property (Savannah, Georgia)	$10,504	$11,107
Office building (Philadelphia, Pennsylvania)	781	1,058
	11,285	12,165
Partnerships and other investments	6,411	5,876
Total investments in real estate, net	$17,696	$18,041

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

2014	$1,018
2015	875
2016	661
2017	560
2018	566
Thereafter	637
Total	$4,317
NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	December 31,
	2013	2012
Available-for-sale securities	$7,522	$5,211
Trading securities	317	5,365
Total investment securities, at fair value	$7,839	$10,576
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013:
CLO securities	$5,971	$1,315	$(196)	$7,090
Equity securities	208	232	(8)	432
Total	$6,179	$1,547	$(204)	$7,522

December 31, 2012:
CLO securities	$3,712	$1,290	$—	$5,002
Equity securities	109	100	—	209
Total	$3,821	$1,390	$—	$5,211
CLO securities.  The CLO securities represent the Company’s retained equity interest in ten and five CLO issuers that CVC Credit Partners has sponsored and manages at December 31, 2013 and 2012, respectively.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. During the three months ended March 31, 2013, the Company purchased 10,000 shares of RREDX for $100,000.
Trading securities. The Company had net realized gains from sales of trading securities of $6.3 million and $1.2 million as well as unrealized losses totaling $1.1 million and unrealized gains totaling $1.3 million during 2013 and 2012, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2013:
CLO securities	$2,312	$(196)	3	$—	$—	—
Equity securities	92	(8)	1	—	—	—
Total	$2,404	$(204)	4	$—	$—	—
Other-than-temporary impairment losses.  In 2013, 2012 and 2011, the Company recorded charges of $214,000, $74,000 and $0, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.
As of December 31, 2010, the Company held 103,494 shares of TBBK common stock, valued at $1.1 million, in a Rabbi Trust for the Supplemental Employment Retirement Plan ("SERP") for its former Chief Executive Officer. During 2012 and 2011, the SERP sold 6,992 and 96,502 shares and recognized net gains of $5,000 and $179,000, respectively. The SERP no longer holds any shares of TBBK.
NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	December 31,
		2013	2012
Real estate investment entities	1% – 12%	$8,271	$8,397
Financial fund management partnerships	3% − 50%	5,294	3,847
Trapeza entities	33% − 50%	777	912
Investments in unconsolidated entities		$14,342	$13,156
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company will continue to manage the remaining property held by the joint venture and will receive property management fees.
Two of the structured finance entities that hold investments in trust preferred assets ("Trapeza entities") that have incentive distributions, also known as carried interests, were subject to a potential clawback to the extent that such distributions exceed the cumulative net profits of the entities, as defined in the respective partnership agreements (see Note 19).  The clawback liability was $1.2 million at December 31, 2012. The general partner of those entities is equally owned by the Company and its co-managing partner.  In 2013, the general partner began the process of dissolving the two partnerships, and settled the clawback commitments. The Company's proportionate share of these payments was $1.1 million and recognized an $83,000 equity gain on the resolution.
Included in investments in unconsolidated entities is the Company's $2.5 million investment in RRE Opportunity REIT I, which completed its offering stage in December 2013. The Company accounts for this investment on the cost method since the Company owns less than 1% of RRE Opportunity REIT I's shares outstanding.
The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Investment in Unconsolidated Loan Manager. Until the Company sold its Apidos Capital Management, LLC ("Apidos") CLO business to CVC Capital Partners SICAV-FIS, S.A., a private equity firm ("CVC") on April 17, 2012, the operations of Apidos were included in the Company's consolidated results. Thereafter, the Company has recorded its 33% equity share of the results of the joint venture, CVC Credit Partners, LLC ("CVC Credit Partners"), which includes the Apidos operations, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss. Included in costs and expenses for CVC Credit Partners for 2013 are $2.4 million of offering costs associated with a new European investment fund that will hold sub-investment grade European debt. Summarized operating data for CVC Credit Partners is presented below (in thousands):

	For the Year Ended December 31, 2013	For the Period from April 17 to December 31, 2012
Management fee revenues (1)	$51,662	$20,606
Costs and expenses (1)	(48,106)	(16,264)
Net income	$3,556	$4,342
Portion of net income attributable to the Company	$1,174	$1,433

(1)     Revenues and expenses both include $8.8 million of an offsetting item in 2013.
In conjunction with the CVC Credit Partners joint venture, the Company retained a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on legacy CLOs that had been managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at December 31, 2013, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. The Company continually evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
NOTE 9 − PROPERTY AND EQUIPMENT
Property and equipment, net, consist of the following (in thousands):

	Estimated Useful Life	December 31,
		2013	2012
Leasehold improvements	1-10 years	$4,575	$2,410
Furniture and equipment	3-7 years	3,692	3,295
Computer equipment	3-5 years	3,093	2,908
		11,360	8,613
Accumulated depreciation and amortization		(5,516)	(6,023)
Property and equipment, net		$5,844	$2,590

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 10 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	December 31,
	2013	2012
Accounts payable and other accrued liabilities	$7,439	$5,624
SERP liability (see Note 16)	4,998	6,806
Accrued wages and benefits	4,304	5,103
Deferred rent	2,675	1,295
Apidos contractual obligation (see Note 18)	995	589
Dividends payable	977	590
Short term insurance notes	746	305
Trapeza clawback (see Note 19)	—	1,181
Real estate loan commitment	—	371
Total accrued expenses and other liabilities	$22,134	$21,864

NOTE 11 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31, 2013		December 31, 2012
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt		10,287	10,473
Other debt		332	262
Total borrowings outstanding		$20,619	$20,735

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at December 31, 2013.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  On November 19, 2012, the Company amended its agreement to extend the maturity of the $7.5 million TD Bank facility to December 31, 2014, to set the interest rate on borrowings as either (a) the prime rate of interest plus 2.25% or (b) London Interbank Offered Rate ("LIBOR") plus 3% and to eliminate the previous floor of 6.0%. The LIBOR rate varies from one to six months depending upon the period of the borrowing at the Company's election. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) a pledge of 2,160,671 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75% of the net present value of future RSO base management fees to be earned or (b) the maximum revolving credit facility amount.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

There were no borrowings outstanding as of December 31, 2013 on the secured credit facility and the availability on the revolving line of credit portion of the facility was $7.0 million, as reduced for letters of credit. Weighted average borrowings on the line of credit for 2013 and 2012 were $147,945 and $2.3 million, respectively, at a weighted average borrowing rate of 3.2% and 6.0%, respectively.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  In January 2012, the Company amended this facility to extend the maturity date from December 28, 2012 to December 1, 2013 and to add an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused fee to 0.50%. There were no borrowings under this facility during 2013 and 2012 and the availability as of December 31, 2013 was $3.5 million.
Senior Notes
In November 2011, the Company redeemed $8.8 million of its Senior Notes for cash and modified the terms of the remaining $10.0 million of notes to reduce the interest rate to 9% from 12% and to extend the maturity date to October 2013. In December 2012, the Company modified the terms of the remaining $10.0 million 9% notes to extend the maturity date from October 2013 to March 31, 2015. In connection with the modification, the Company paid a modification incentive payment equal to 1.0% of the aggregate principal amount of each note. The detachable 5-year warrants to purchase 3,690,195 shares of common stock issued with the original notes were unaffected. As of December 31, 2013, there were 3,444,607 warrants outstanding. The Company had accounted for these warrants as a discount to the original notes. The effective interest rate for 2013 and 2012 was 9.7% and 9.3%, respectively.
Other Debt - Real Estate and Corporate
Real estate − mortgage. In August 2011, the Company obtained a $10.7 million mortgage for its hotel property in Savannah, Georgia.  The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly principal and interest payments of $71,331.  The principal balance as of December 31, 2013 and 2012 was $10.3 million and $10.5 million, respectively.
Corporate - capital leases. In October 2013, the Company entered into a capital lease for the purchase of computer equipment at an interest rate of 6.5%. The two-year lease requires monthly payments of $16,377. The principal balance of the lease at December 31, 2013 was $309,620.
In December 2011, the Company entered into a capital lease for the purchase of computer equipment at an interest rate of 7.2%. The two-year lease requires monthly payments of $22,697. The principal balance of the lease at December 31, 2013 was $22,690.
Terminated and/or Transferred Facilities and Loans - Commercial Finance
Due to the November 2011 LEAF Transaction and resulting deconsolidation of LEAF, the Company's commercial finance debt is no longer included in the Company's consolidated financial statements.
Securitization of leases and loans. On October 28, 2011, LEAF completed a $105.0 million securitization. A subsidiary of LEAF issued eight classes of asset-backed notes at interest rates ranging from 0.4% to 5.5%. The weighted average borrowings for the period from January 1 to November 16, 2011 were $6.3 million, at a weighted average borrowing rate of 2.6% and an effective interest rate (inclusive of amortization of deferred financing costs and interest rate swaps) of 5.6%.
Guggenheim Securities LLC (“Guggenheim”). At December 31, 2010, LEAF Financial had a short-term bridge loan with Guggenheim for borrowings up to $21.8 million. The bridge facility was repaid in January 4, 2011 and terminated on February 28, 2011. Beginning in January 2011, Guggenheim provided LEAF with a revolving warehouse credit facility with availability up to $110.0 million and committed to further expand the borrowing limit to $150.0 million. LEAF, through its wholly-owned subsidiary, issued to Guggenheim, as initial purchaser, six classes of variable funding notes, with ratings ranging from “AAA” to “B”, for up to $110.0 million.  Interest was calculated at a rate of 30-day LIBOR plus a margin rate applicable to each class of notes. The Company was not an obligor or a guarantor of these securities and the facility was non-recourse to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The weighted average borrowings for the period from January 1 to November 16, 2011 (prior to the LEAF deconsolidation) were $56.2 million, at a weighted average borrowing rate of 4.0% and an effective interest rate of 5.1%. The weighted average borrowings on the bridge loan for 2011 was $3.9 million, at a weighted average rate of 6.8%.
Series 2010-2 term securitization. In May 2010, a subsidiary of LEAF issued $120.0 million of equipment contract-backed notes (“Series 2010-2 notes”) to provide financing for leases and loans.  In the connection with the formation of LEAF in January 2011, RSO contributed the Series 2010-2 notes, along with the underlying lease portfolio, to LEAF. The weighted average borrowings for the period from January 1 to November 16, 2011 were $81.6 million at a weighted average borrowing rate of 5.3% and an effective interest rate of 8.5%.
Mortgage.  In November 2007, in conjunction with the acquisition of an equipment leasing company, LEAF entered into a $1.5 million first mortgage due December 2037 on an office building.  The 8% mortgage required monthly payments of principal and interest of $11,000.
Capital leases.  LEAF had various capital leases for the purchase of equipment at interest rates ranging from 5.1% to 7.4%.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five years ending December 31, and thereafter, are as follows (in thousands):

2014	$387
2015	10,354
2016	224
2017	241
2018	256
Thereafter	9,157
Total	$20,619
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
The Company was in compliance with all of its debt covenants as of December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2011, net of tax of $547, $(102), $0 and $(2,234)	$870	$(145)	$—	$(2,924)	$(2,199)
Changes during 2012	(23)	131	—	(106)	2
Balance, December 31, 2012, net of tax of $544, $(10), $0 and $(2,325)	847	(14)	—	(3,030)	(2,197)
Changes during 2013	(46)	10	(2)	1,004	966
Balance, December 31, 2013, net of tax of $543, $(1), $(2) and $(1,853)	$801	$(4)	$(2)	$(2,026)	$(1,231)

(1)	Amounts reclassified from accumulated other comprehensive income were reflected as follows:

Category	Locations in the Consolidated Statement of Operations
Investment securities available-for-sale	Other-than-temporary impairment on investments
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustment	Other income (expense)
NOTE 13 – NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests during 2013 and 2012 (in thousands):

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	RSO	RAI	RSO	RAI
Noncontrolling interests, beginning of year	$582,323	$279	$399,288	$319
Net income attributable to noncontrolling interests	45,581	20	62,560	557
Other comprehensive income	13,035	—	19,249	—
Proceeds from issuance of equity interests, net	190,222	24	170,928	—
Amortization of stock-based compensation	10,472	—	4,636	—
Discount on RSO senior convertible notes	4,851	—	—	—
Distributions to noncontrolling interests	(103,120)	(85)	(74,340)	(595)
Other	—	—	2	(2)
Noncontrolling interests, end of year	$743,364	$238	$582,323	$279

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table presents the activity in noncontrolling interests during 2011 (in thousands):

	For the Year Ended December 31, 2011
	RSO	RAI
Noncontrolling interests, beginning of year	$318,145	(3,474)
Net income (loss) attributable to noncontrolling interests	36,370	(1,679)
Other comprehensive (loss) income	(12,409)	13
Proceeds from issuance of stock, net	129,911	—
Amortization of stock based compensation	2,526	28
Distributions to noncontrolling interests	(72,817)	—
Related party debt forgiveness	(1,552)	—
Other	(886)	85
Deconsolidation of LEAF	—	1,647
Exchange of LEAF Financial common stock held by management for LEAF common stock	—	3,468
LEAF common stock issuance costs	—	(221)
LEAF warrants issued to Guggenheim	—	452
Noncontrolling interests, end of year	$399,288	$319

NOTE 14 - INCOME TAXES
The following table details the allocation of the Company's provision (benefit) for income taxes from continuing operations between RAI and RSO:

	Years Ended December 31,
	2013	2012	2011
RAI	$1,657	$13,117	(3,811)
RSO, net of eliminations	(1,041)	14,602	12,036
Total	$616	$27,719	$8,225
The following table details the components of the Company's provision (benefit) for income taxes from continuing operations excluding RSO (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision:
Federal	$746	$—	$(29)
State	1,042	1,225	(328)
Foreign	(156)	56	(243)
Total current tax provision (benefit)	1,632	1,281	(600)
Deferred tax provision (benefit)
Federal	1,399	13,045	(2,650)
State	(1,374)	(1,209)	(1,167)
Foreign	—	—	606
Total deferred tax provision (benefit)	25	11,836	(3,211)
Total income tax provision (benefit)	$1,657	$13,117	$(3,811)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate excluding RSO is as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	(10)	3	9
Deconsolidation adjustment	—	(6)	—
Return permanent adjustments	—	—	15
Foreign adjustment	(2)	—	(5)
Valuation allowance for deferred tax assets	—	3	—
Equity-based compensation expense (benefit)	1	—	(4)
Dividend received deduction	(2)	—	—
Other items	(5)	—	2
	17%	35%	52%
Deferred tax assets (liabilities) are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.  The components of deferred tax assets, net, excluding RSO are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets related to:
Federal, foreign, state and local operating loss carryforwards	$8,999	$22,384
Capital loss carryforwards	450	1,316
Unrealized loss on investments	3,664	2,743
Investment in partnerships	2,572	—
Provision for credit losses	15,600	13,295
Accrued expenses	2,142	1,848
Employee equity compensation awards	1,005	814
Investments in real estate assets	—	136
Property and equipment basis differences	96	—
Gross deferred tax assets	34,528	42,536
Less: valuation allowance	(4,584)	(6,350)
	29,944	36,186
Deferred tax liabilities related to:
Investments in partnership interests	—	(5,481)
Deferred income	(2,175)	(2,343)
Property and equipment basis differences	—	(88)
	(2,175)	(7,912)

Deferred tax assets, net	$27,769	$28,274
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $1.6 million if and when such deferred tax assets are ultimately realized. The Company uses a "with and without approach" when determining when excess tax benefits have been realized.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

At December 31, 2013, the Company had state, local and foreign net operating tax loss carryforwards ("NOLs") of $150.6 million (deferred tax asset of $9.1 million) that will expire between 2014 and 2034.  The Company believes it will be able to utilize up to $88.7 million of these NOLs (tax effected benefit of $5.3 million) prior to their expiration and has changed its valuation allowance against gross NOLs from $93.2 million to $61.9 million (tax effected benefit of $1.3 million).  In addition, the Company changed its valuation allowance against gross state timing differences from $2.4 million to $1.7 million (tax effected benefit of $440,000) that the Company believes it will not be able to use.  Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize.  Furthermore, its estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised.  Management believes it is more likely than not that the other net deferred tax assets will be realized based on tax planning strategies that will generate future taxable income during the periods in which these temporary differences become deductible.
The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York.  The Company is currently undergoing an IRS examination for years 2012 and 2011. The Company is also currently undergoing a New York State examination for fiscal years 2007 through 2009.  The Company is not subject to IRS examination for years before 2010 and is not subject to state and local income tax examinations for years before 2007.
NOTE 15 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period, inclusive of nonvested share-based awards that are entitled to receive non-forfeitable dividends.  The diluted earnings (loss) per share (“Diluted EPS”) computation takes into account the effect of potential dilutive common shares.  Potential dilutive common shares, consisting primarily of outstanding stock options, warrants and director deferred shares, are calculated using the treasury stock method.
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Years Ended December 31,
	2013	2012
Shares
Basic shares outstanding	20,217	19,919
Dilutive effect of outstanding stock options, warrants and director units	1,688	1,075
Dilutive shares outstanding	21,905	20,994
 For 2011, the Basic EPS and Diluted EPS shares were the same because the impact of potential dilutive securities would have been antidilutive.  Accordingly, excluded from the 2011 Diluted EPS computation were outstanding options to purchase 1.0 million (weighted average price per share of $16.14) and warrants to purchase 3,690,000 shares of common shares (exercise price per share of $5.10).
NOTE 16 – BENEFIT PLANS
Employee stock plans. As of December 31, 2013, the Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Equity awards from these plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years from the date of grant.
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
Employee stock options.  The Company did not grant any options during 2013, 2012 or 2011. As of December 31, 2012, options outstanding have been fully amortized. For 2012 and 2011, the Company recorded option compensation expense of $29,000 and $125,000, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Restricted stock.  During 2013, 2012 and 2011, the Company awarded a total of 39,081, 239,291 and 210,423 shares of restricted stock, respectively, valued at $335,000, $1.6 million and $1.4 million, respectively, and recorded compensation expense for outstanding restricted stock of $1.2 million, $1.0 million and $1.7 million (of which $0, $27,000 and $44,000 related to the accelerated vesting of awards for certain terminated employees), respectively.
In January 2011, in connection with the formation of LEAF, all of the outstanding restricted stock of LEAF Financial held by its senior management were exchanged for 1,000 shares of restricted stock of LEAF.  The Company recorded equity-based compensation expense related to the LEAF and LEAF Financial restricted stock of $82,000 for 2011. No expense was recorded for 2013 or 2012.
Performance-based awards.  The Company issues performance-based awards which are earned based on the achievement of specified goals as of a designated measurement date.  The goals typically include such measures as earnings per share, return on equity, revenues and assets under management.  During 2013, 2012 and 2011, the Company awarded 0, 36,000, and 0 shares of performance-based restricted stock, respectively, and recorded compensation expense (benefit) of $68,000, $36,000 and $(8,000) during 2013, 2012 and 2011, respectively, related to performance awards that had been earned.  There were 4,000, 4,000, and 12,000 nonvested earned performance-based restricted shares outstanding as of December 31, 2013, 2012 and 2011, respectively.

Unearned Performance-based Restricted Stock	Shares
Outstanding, beginning of year	24,000
Awarded	—
Earned	(12,000)
Forfeited	—
Outstanding, end of year	12,000
Aggregate information regarding the activity for the Company’s employee stock options as of December 31, 2013 is as follows:

Stock Options Outstanding	Shares		Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance, beginning of year	1,045,226		$16.12	2.74	$19,628
Exercised	(17,063)		$(5.99)
Forfeited and/or expired	(13,000)		$(18.67)
Balance, end of year	1,015,163		$16.26	1.72	$50,250

Exercisable, December 31, 2013	1,015,163		$16.26
Available for grant	637,272	(1)

(1)	The shares available for grant are reduced by restricted stock award grants, net of forfeitures.
The following table summarizes the activity for nonvested restricted stock (excluding performance-based awards) during 2013. All options outstanding are vested.

	Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock
Outstanding, beginning of year	600,352	$5.79
Granted	39,081	$8.57
Vested and issued	(238,024)	$(5.27)
Forfeited	(5,215)	$(5.59)
Outstanding, end of year	396,194	$6.38

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has three plans for its non-employee directors (“Eligible Directors”), the 1997 Director Plan, the 2002 Director Plan, and the 2012 Director Plan.  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.
The 1997 Director Plan has issued all of its authorized 134,073 units.  As of December 31, 2013 and 2012, there were 104,070 units vested and outstanding under this plan.
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
The 2002 Director Plan provides for the issuance of 173,450 units and terminated on April 29, 2012, such that the plan can no longer make any additional grants (grants outstanding remain unaffected). As of December 31, 2013, there were 130,956 units outstanding (of which 123,394 were vested) under the 2002 Director Plan.
The 2012 Director Plan provides for the issuance of up to a maximum of 200,000 units and will terminate on March 8, 2022, except with respect to previously awarded grants. As of December 31, 2013, there were 27,517 units outstanding (9,654 of which were vested) under the 2012 Director Plan.
Aggregate information regarding the Company’s three director plans at December 31, 2013 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Director Units
Outstanding, beginning of year	244,683	$6.38
Granted	17,863	$8.82
Issued	—	$—
Forfeited	—	$—
Outstanding, end of year	262,546	$6.55

Vested units	237,121	$6.39
Available for grant	172,483
The following table summarizes the activity for outstanding nonvested director units during 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Director Units
Outstanding, beginning of year	25,558	$6.16
Granted	17,863	$8.82
Vested	(17,996)	$(6.25)
Forfeited	—	$—
Outstanding, end of year	25,425	$7.96

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  Prior to January 1, 2012, the Company matched 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1000 hours of service and having been employed by the Company for one year.  The match earned prior to January 1, 2012 vests over a period of five years.   On January 1, 2012, the Plan was amended to become a Safe Harbor Plan and the match was changed to equal (1) 100% of participant contributions up to the first 3% of participant compensation, plus (2) 50% of participant contributions on the next 2% of participant compensation. In addition, matching contributions made after January 1, 2012 are 100% vested. The Company has recorded compensation expense of $490,000, $443,000 and $683,000 for matching contributions during 2013, 2012 and 2011, respectively.
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.  The 1999 Trust, a secular trust, purchased and holds 100,000 shares of the common stock of TBBK ($1.8 million fair value at December 31, 2013).  The Company anticipates funding $838,000 to the Plan during 2014 in order for the Plan to pay the annual benefit.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest cost	$225	$275	$354
Less: expected return on plan assets	(100)	(75)	(67)
Plus: Amortization of unrecognized loss	381	295	305
Net cost	$506	$495	$592
The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	December 31,
	2013		2012
Projected benefit obligation, beginning of year	$8,471		$8,313
Interest cost	226		296
Actuarial loss	(288)		700
Benefit payments	(838)		(838)
Projected benefit obligation, end of year	$7,571		$8,471

Fair value of plan assets, beginning of year	$1,665		$1,176
Actual gain on plan assets	908		489
Fair value of plan assets, end of year	$2,573		$1,665

Unfunded status	$(4,998)		$(6,806)
Unrecognized net actuarial loss	3,879		5,355
Net accrued cost	$(1,119)		$(1,451)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,998)		$(6,806)
Accumulated other comprehensive loss	2,026	(1)	3,030
Deferred tax asset	1,853		2,325
Net liability recognized	$(1,119)		$(1,451)

(1)	The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next year is $279,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

As of December 31, 2013, the fair value of the SERP plan asset by level within the fair value hierarchy was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Equity securities - TBBK	$2,573	$—	$—	$2,573
The SERP is expected to make benefit payments based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2013 (2.8% discount rate, 6% expected return on assets) over the next five years ending December 31, and thereafter, as follows (in thousands):

2014	$831
2015	801
2016	775
2017	745
2018	714
Thereafter	2,994
Total	$6,860
NOTE 17 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	December 31,
	2013	2012
Receivables from managed entities and related parties, net:
Real estate investment entities	$21,487	$18,060
Commercial finance investment entities (1)	8,174	10,644
Financial fund management investment entities	1,138	1,736
Other	124	178
Receivables from managed entities and related parties	$30,923	$30,618

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$2,940	$3,300
Other	170	236
Payables to managed entities and related parties	$3,110	$3,536

(1)
Net of reserves for credit losses of $36.2 million and $29.6 million, respectively, related to management fees owed from three commercial finance investment entities that, based on estimated cash distributions, are not expected to be collectible.

(2)	Reflects $2.9 million and $3.2 million, respectively, in funds provided by the real estate investment entities, which are held by the Company to self insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Fees from unconsolidated investment entities:
Real estate (1)	$23,356	$17,550	$13,555
Financial fund management	3,115	3,093	3,647
Commercial finance (2)	—	—	—
CVC Credit Partners – reimbursement of net costs and expenses	1,195	2,082	—
RRE Opportunity REIT I:
Reimbursement of costs and expenses	1,633	844	1,515
Dividends paid	114	14	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(898)	(2,149)	(405)
Payment for rent and related expenses	(543)	(763)	(120)
Reimbursement of net costs and expenses	213	287	60
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(702)	(685)	(651)
Property management fees	122	—	—
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(226)	(211)	(215)
Atlas Energy, L.P. – reimbursement of net costs and expenses	240	609	1,049
Ledgewood P.C. – payment for legal services	(240)	(462)	(669)
Graphic Images, LLC – payment for printing services	(179)	(235)	(119)
The Bancorp, Inc. – reimbursement of net costs and expenses	114	118	79
9 Henmar LLC – payment of broker/consulting fees	(41)	(47)	(47)

(1)
Reflects discounts recorded by the Company of $179,000, $678,000 and $475,000 recorded in 2013, 2012 and 2011 in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)	During 2013, 2012 and 2011, the Company waived $1.8 million, $3.9 million and $7.2 million, respectively, of its fund management fees from its commercial finance investment entities.

Relationship with CVC Credit Partners. In conjunction with the sale of Apidos to CVC, the Company received, in part, a 33% limited partner interest in CVC Credit Partners, a joint venture between the Company and CVC, and a 33% interest in the General Partner of CVC Credit Partners (see Note 1 for a more detailed description of the transaction). Mr. Jonathan Z. Cohen, the Company's Chief Executive Officer and President, serves as the chairman of the board of CVC Credit Partners for an initial term extending to December 31, 2014 so long as the Company holds at least 10% of the partnership interests. In addition, so long as the Company holds at least 25% of the partnership interests, the Company's consent will be required for all non-routine partnership actions, including dispositions and acquisitions in excess of specified thresholds, declarations of distributions, appointment and termination of senior employees, establishment of new investment funds and financings in excess of specified thresholds.
Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company is required to remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in four Apidos CLOs by the calculated equity used to determine the base management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC. In October 2013, Apidos CLO VII was refinanced into Apidos CLO XV, resulting in a $15 million reduction in RSO equity in Apidos CLOs, and therefore a reduction in the base and incentive compensation due to Apidos-CVC.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

In February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans whose management contracts RSO had acquired.  In connection with the services provided, in February 2011 the management agreement was further amended to permit RSO to pay Apidos-CVC 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects and reimburse its expenses relative to the management of these CLOs. As of December 31, 2013, Apidos-CVC continues to provide subadvisory services to three of these CLOs holding approximately $1.1 billion in bank loans.
Relationship with LEAF. The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF. In addition, the Company sublet office space in Philadelphia, Pennsylvania from LEAF under a lease that expired in August 2013.
Sub-servicing agreement with LEAF for the commercial finance investment funds. The Company has a sub-servicing agreement with LEAF to provide management services for the four commercial finance investment funds. The fee is equal to LEAF's costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each commercial finance fund's borrowing base under its credit facilities or securitizations. In addition, LEAF is entitled to an evaluation fee equal to 50% of any acquisition or similar fee collected by the Company in connection with the acquisition of any new lease or loan contracts for which LEAF provides evaluation services.
Transactions between LEAF Financial and its investment entities.  LEAF and LEAF Financial originated and manage leases and loans on behalf of the commercial finance investment funds for which LEAF Financial is also the general partner.  Prior to its deconsolidation in November 2011, LEAF sold leases and loans to the commercial finance funds at fair value plus an origination fee not to exceed 2%.  During 2011, LEAF and LEAF Financial sold a total of $821,000 of leases and loans to the commercial finance funds.
Relationship with RRE Opportunity REIT I.  The Company formed RRE Opportunity REIT I in 2009.  The Company is entitled to receive reimbursements for costs associated with the formation and operating expenses of RRE Opportunity REIT I.  As of December 31, 2013, the Company had a $787,000 receivable due from RRE Opportunity REIT I.
On June 17, 2011, the Company loaned $1.4 million to RRE Opportunity REIT I at a rate of interest of 6.5% with a maturity of six months.  The loan was repaid on June 28, 2011, along with related interest.
Relationship with Atlas Energy, L.P. (“Atlas”).  Mr. E. Cohen, the Company’s Chairman of the Board, also serves as the chief executive officer (“CEO”) and president of the general partner of Atlas. Mr. Jonathan Z. Cohen (“Mr. J. Cohen”), the Company’s CEO and President, is the general partner’s chairman of the board.  Atlas reimburses the Company for certain shared services.   At December 31, 2013, the Company had a $22,000 payable balance due to Atlas as a result of expenses paid by Atlas on the Company's behalf.
Relationship with 1845 Walnut Associates Ltd.  The Company owns a 7% investment in a real estate partnership that owns a building at 1845 Walnut Street, Philadelphia in which the Company also leases office space.  In February 2009, the Company amended its lease for its offices in this building to extend the lease termination date through May 2013. In October 2012, the Company signed a new ten-year lease which was amended in May 2013 for 34,476 square feet of office space in the same building commencing in August 2013. The Company was provided a tenant allowance of $1.5 million for renovation of the office and the lease provides for a five-year extension. In March 2013, the Company assumed the property management of the building.
     Relationship with Ledgewood P.C. (“Ledgewood”).  Until March 2006, Mr. Jeffrey F. Brotman was the managing member of Ledgewood, which provides legal services to the Company.  Mr. Brotman remained of counsel to Ledgewood through June 2007, at which time he became an Executive Vice President of the Company.  In addition, Mr. Brotman was a trustee of the SERP retirement trusts until he joined the Company.  In connection with his separation, Mr. Brotman will receive payments from Ledgewood.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Relationship with retirement trusts.  The Company has established two trusts to fund the SERP for Mr. E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($1.8 million fair value at December 31, 2013).  See “Relationship with TBBK,” below. This trust and its assets are not included in the Company’s consolidated balance sheets.  However, trust assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” held 103,494 shares of TBBK common stock at December 31, 2010, all of which were sold during 2011 and 2012.  The SERP liability of $5.0 million is included in accrued expenses and other liabilities.
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
Relationship with TBBK.  Mr. D. Cohen is the chairman of the board and Mrs. Betsy Z. Cohen, (“Mrs. B. Cohen”, who is the wife of Mr. E. Cohen (Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen and D. Cohen) is the CEO of TBBK and its subsidiary bank.  Beginning in June 2011, the Company sublet a portion of its New York office space to TBBK.  In 2012 and 2011, the Company sold 6,992 and 96,502 of its shares of TBBK common stock for $55,000 and $837,000, respectively, and realized gains of $5,000 and $179,000, respectively.  The Company did not sell any of its TBBK stock during 2013.  In addition, TBBK provides banking and operational services to LEAF Financial.  During 2011, LEAF Financial paid $3,000 in fees to TBBK (none in 2013 or 2012).  Additionally, the Company held cash deposits of $32,000 at TBBK at December 31, 2013.
Relationship with certain directors, officers, employees and other related parties.  The Company serves as the general partner of seven partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships participate in the carried interest.  For four of these partnerships, the total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Mr. J. Cohen is entitled to receive 10%.  Nine individuals, four of whom are employees of the Company, are entitled to receive the remaining 38.5%.  For the remaining three partnerships, the total participation authorized by the Company's compensation committee was 50% of the 20% carried interest. Six individuals, five of whom are employees of the Company, are entitled to receive the remaining 50%. No carried interest had been earned by any of the individuals through December 31, 2013.
Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the property underlying one of the Company’s real estate investments.  Mr. E. Cohen is the chairman of BCMI.
In March 2008, the Company sold a 19.99% interest in two indirect subsidiaries that hold a hotel property in Savannah, Georgia to a limited liability company owned by Mr. Adam Kauffman ("Mr. A. Kauffman") for $1 million plus $130,000 in fees, and recognized a gain of $612,000.  The terms of the sale agreement provided an option to Mr. A. Kauffman, who is president of BCMI, to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased.  The purchase option expired in July 2011.  Mr. A. Kauffman now has a right-of-first-offer to purchase the balance of the Company’s interest in the hotel.
In November 2012, the Company paid a $95,000 fee to BCMI in connection with the negotiation and ultimate sale of a property in which the Company had a loan investment.
Advances to Affiliated Real Estate Limited Partnership. During 2011, the Company agreed to increase its advances to an affiliated real estate limited partnership under a revolving note to $3.0 million (from $2.0 million), bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.3 million and $2.2 million as of December 31, 2013 and 2012, respectively, which are included in Receivables from Managed Entities and Related Parties, net of allowance for credit losses. The Company recorded $73,000, $57,000 and $76,000 of interest income on this loan during 2013, 2012 and 2011, respectively.
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
DECEMBER 31, 2013

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
With respect to the commercial finance partnership receivables, management projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, management starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 9.17% - 10.30%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices to value its investments in TBBK and RREDX common stock (Level 1).
Investment securities − trading securities. The Company holds four securities within its trading portfolio, three of which are debt or equity investments in externally managed CDOs, and one of which is a term loan.  The term loan was purchased within the fourth quarter of 2013, and as such its cost approximates its fair value, as further supported by observable bid and offer activity.  Each of the three CDOs are in the process of being liquidated, and the Company has valued each based on their net asset value (“NAV”).  NAV represents the remaining cash flows to the beneficial owners of the CDO once all obligations are paid in full.  This analysis involves the review of trustee note valuation reports, which quantitatively report CDO payments and collateral performance, and the use of financial software which provides the terms of the CDO’s structure as well as market data to be used comparatively.  For one of the Company’s positions, a 10% discount rate was applied to the NAV due to the complexity associated with its projected liquidation. A discount is applied to NAV to account for uncertainties such as timing of cash to be returned, unforeseen expenses of the CDO, and general compensation that an investor would look for in making such an investment (Level 3).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's investment in the Apidos-CVC preferred stock, initially valued at $6.8 million, as well as the corresponding contractual commitment initially valued at $589,000, were both based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
As of December 31, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$432	$—	$7,407	$7,839
As of December 31, 2012, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$209	$—	$10,367	$10,576

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2013 (in thousands):

Investment Securities
Balance, beginning of year	$10,367
Purchases	11,630
Income accreted	899
Payments and distributions received	(14,058)
Sales	(6,286)
Impairment recognized in earnings	(214)
Gains on sales of trading securities	6,294
Unrealized holding losses on trading securities	(1,055)
Change in unrealized losses included in accumulated other comprehensive loss	(170)
Balance, end of year	$7,407
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2012 (in thousands):

Investment Securities
Balance, beginning of year	$2,981
Purchases	11,578
Income accreted	853
Payment and distributions received	(3,201)
Sales	(4,159)
Impairment recognized in earnings	(74)
Gains on sales of trading securities	1,216
Unrealized holding gains on trading securities	1,272
Change in unrealized losses included in accumulated other comprehensive loss	(99)
Balance, end of year	$10,367
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at December 31, 2013	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$7,090	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - year two	25%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.875% - 100%
			Discount rates	13.5%

Trading securities	$317	Net asset value	Discount rates	0% - 10%

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Year Ended December 31, 2013
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$4,528	$4,528
Liability:
Apidos contractual commitment	$—	$—	$995	$995

Year Ended December 31, 2012
Assets:
Receivables from managed entities – commercial finance and real estate	$—	$—	$14,506	$14,506
Investment in real estate	—	727	—	727
Investment in real estate - office building	—	—	906	906
Investment in CVC Credit Partners	—	—	28,600	28,600
Investment in Apidos-CVC preferred interest	—	—	6,792	6,792
Total	$—	$727	$50,804	$51,531
Liability:
Apidos contractual commitment	$—	$—	$589	$589
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Receivables from managed entities	$30,923	$30,923	$30,618	$30,618

Borrowings:
Real estate debt	$10,287	$10,702	$10,473	$11,398
Senior Notes	10,000	12,619	10,000	11,728
Other debt	332	332	262	262
	$20,619	$23,653	$20,735	$23,388
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at December 31, 2013 and 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 19 – COMMITMENTS AND CONTINGENCIES
Leases. The Company leases office space and equipment under leases with varying expiration dates through 2023.  Rental expense, net of subleases, was $1.4 million, $1.5 million and $2.3 million for 2013, 2012 and 2011, respectively.  The Company’s office space leases in New York and in Philadelphia contain extension clauses.  The Company has the ability to extend the New York lease for an additional five-year term, and one of the Philadelphia leases provides one option to extend for an additional five-year term.  In addition, one of the Philadelphia office leases allows the Company to terminate the lease early with a termination payment to the landlord in January 2020. At December 31, 2013, future minimum rental commitments (net of subleases) under operating and capital leases over the next five years ending December 31, and thereafter, were as follows (in thousands):

	Operating	Capital (1)	Total
2014	$2,085	$203	$2,288
2015	2,183	147	2,330
2016	2,107	—	2,107
2017	1,971	—	1,971
2018	1,938	—	1,938
Thereafter	5,103	—	5,103
Total	$15,387	$350	$15,737

(1)	Includes $14,131 and $3,914 in 2014 and 2015, respectively, related to the interest portion of capital lease payments.

LEAF lease valuation commitment. In conjunction with the formation of LEAF, the Company and RSO had undertaken a contingent obligation with respect to the value of the equity on the balance sheet of LRF 3. To the extent that the value of the equity on the balance sheet of LRF 3 is less than $18.7 million (the value of the equity of LRF 3 on the date it was contributed to LEAF by RSO), as of the final testing date, which must be within 90 days following December 31, 2013, the Company and RSO would have been jointly and severally obligated to contribute cash to LEAF to make up the deficit. The LRF 3 equity as of December 31, 2013 was in excess of this commitment.

Limited loan guarantee. The Company and Lease Equity Appreciation Fund I, L.P. (“LEAF I”), one of its sponsored commercial finance investment partnerships, had provided a limited guarantee to a lender to the LEAF partnership in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. The LEAF I loan matures at the earlier of (a) the maturity date (March 20, 2014) or (b) the date on which an event of default under the loan agreement occurs. The maximum guarantee provided by the Company as of December 31, 2013 is up to $1.0 million. If the Company were required to make any such payment under the guarantee, it would have the option to either step in as the lender or otherwise make a capital contribution to LEAF I for the amount of the required guarantee payment. Under certain circumstances, the lender will also discount the LEAF I loan by approximately $250,000. Management has determined that, based on projected cash flows from the underlying lease and loan portfolio collateralizing the loan, there should be sufficient funds to repay the outstanding LEAF I loan balance such that the Company has no liability under this guarantee.
Broker-Dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $221,000 and $113,000 as of December 31, 2013 and 2012, respectively.  As of December 31, 2013 and 2012, Resource Securities net capital was $2.7 million and $258,000, respectively, which exceeded the minimum requirements by $2.5 million and $145,000, respectively.
Clawback liability.  On November 1, 2009 and January 28, 2010, the general partners of two of the Trapeza entities, which are owned equally by the Company and its co-managing partner, repurchased substantially all of the remaining limited partnership interests in the two Trapeza entities with potential clawback liabilities for $4.4 million.  The Company contributed $2.2 million (its 50% share).  The clawback liability was $1.2 million at December 31, 2012. During 2013, the general partner began the process of dissolving the two partnerships and settled the clawback commitments. The Company's proportionate share of these payments was $1.1 million.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Legal proceedings. In September 2011, First Community Bank, (“First Community”) filed a complaint against First Tennessee Bank and approximately thirty other defendants including Trapeza Capital Management, LLC (“TCM”), and certain of its sponsored CDOs (collectively referred to as "Trapeza"). The Court dismissed this matter in June 2012. First Community appealed and the appellate court affirmed the dismissal in August 2013. Accordingly, as of December 31, 2013, this matter has been resolved.
The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to RRE Opportunity REIT II, Inc. ("RRE Opportunity REIT II"), the Company is committed to invest 1% of the first $100.0 million of equity raised to a maximum amount of $1.0 million. As of December 31, 2013, the Company has funded $200,000 of this commitment.
The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of December 31, 2013, except for the real estate commitment and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.
NOTE 20 – DISCONTINUED OPERATIONS
In connection with the sale of a real estate loan in March 2006, the Company agreed that in exchange for the property owner relinquishing certain control rights, the Company would make payments to the owner under stipulated circumstances.  On April 7, 2011, the Company was formally notified that a triggering event had occurred on March 17, 2011 and, accordingly, it accrued the present value of $3.4 million for the payout due to the owner under the agreement, which was reflected as a $2.2 million loss, net of tax, from discontinued operations in the consolidated statements of operations. Discontinued operations in 2013 and 2012 reflected the continuing accretion of this liability which was paid off during 2013.
The summarized operating results of discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Loss from discontinued operations	$(4)	$(69)	$(3,417)
Benefit for income taxes	2	25	1,195
Loss from discontinued operations, net of tax	$(2)	$(44)	$(2,222)
NOTE 21 – OPERATING SEGMENTS
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Year Ended December 31, 2013:	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$56,126	$15,060	$—	$—	$71,186	$91,007	$(13,834)	$148,359
Equity in earnings (losses) of unconsolidated entities	1,017	4,713	(341)	—	5,389	—	—	5,389
Total revenues	57,143	19,773	(341)	—	76,575	91,007	(13,834)	153,748
Segment operating expenses	(40,612)	(10,155)	(56)	—	(50,823)	(62,602)	13,215	(100,210)
General and administrative expenses	(4,054)	(1,153)	—	(5,061)	(10,268)	—	—	(10,268)
Reversal of (provision for) credit losses	2,536	(200)	(6,601)	—	(4,265)	—	—	(4,265)
Depreciation and amortization	(1,275)	(64)	—	(597)	(1,936)	—	—	(1,936)
Impairment of available for sale securities	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(829)	(9)	—	(1,198)	(2,036)	—	—	(2,036)
Other income (expense), net	801	2,323	13	(321)	2,816	17,007	(1,997)	17,826
Pretax income attributable to noncontrolling interests (2)	(20)	—	—	—	(20)	(45,581)	—	(45,601)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$13,690	$10,301	$(6,985)	$(7,177)	$9,829	$(169)	$(2,616)	$7,044

Year Ended December 31, 2012:	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$43,235	$14,158	$1	$—	$57,394	$123,698	$(17,544)	$163,548
Equity in earnings (losses) of unconsolidated entities	1,848	3,895	(1,660)	—	4,083	—	—	4,083
Total revenues	45,083	18,053	(1,659)	—	61,477	123,698	(17,544)	167,631
Segment operating expenses	(30,475)	(12,299)	(402)	—	(43,176)	(63,850)	17,351	(89,675)
Restructuring expenses	—	—	—	(365)	(365)	—	—	(365)
General and administrative expenses	(361)	(2,392)	—	(7,039)	(9,792)	—	—	(9,792)
Impairment loss recognized in earnings	(2,280)	—	—	—	(2,280)	—	—	(2,280)
Provision for credit losses	(428)	(457)	(19,263)	—	(20,148)	—	—	(20,148)
Depreciation and amortization	(1,288)	(111)	—	(685)	(2,084)	—	—	(2,084)
Gain on sale and deconsolidation of subsidiary	—	54,542	—	—	54,542	—	—	54,542
Other-than-temporary impairment on investments	—	(74)	—	—	(74)	—	—	(74)
Interest expense	(853)	—	(58)	(1,378)	(2,289)	—	—	(2,289)
Other income (expense), net	568	2,681	—	(429)	2,820	19,197	(2,575)	19,442
Pretax income attributable to noncontrolling interests (2)	(835)	—	—	—	(835)	(62,560)	—	(63,395)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$9,131	$59,943	$(21,382)	$(9,896)	$37,796	$16,485	$(2,768)	$51,513

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Year Ended December 31, 2011:	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$31,544	$22,142	$24,807	$—	$78,493	$95,986	$(15,456)	$159,023
Equity in earnings (losses) of unconsolidated entities	8,628	1,948	(1,069)	—	9,507	—	—	9,507
Total revenues	40,172	24,090	23,738	—	88,000	95,986	(15,456)	168,530
Segment operating expenses	(26,196)	(19,646)	(12,897)	—	(58,739)	(50,103)	11,644	(97,198)
General and administrative expenses	(308)	(3,051)	—	(7,943)	(11,302)	—	—	(11,302)
Gain on sale of leases and loans	—	—	685	—	685	—	—	685
Provision for credit losses	(2,297)	—	(9,008)	—	(11,305)	—	—	(11,305)
Depreciation and amortization	(1,287)	(156)	(9,694)	(538)	(11,675)	—	—	(11,675)
Gain on sale and deconsolidation of subsidiary	—	—	8,749	—	8,749	—	—	8,749
Loss on extinguishment of debt	—	—	—	(2,190)	(2,190)	—	—	(2,190)
Interest expense	(1,049)	—	(9,643)	(5,256)	(15,948)	—	—	(15,948)
Gain on sales of loans and investment securities, net	—	127	—	194	321	—	—	321
Other income (expense), net	539	1,877	11	(732)	1,695	3,869	(2,157)	3,407
Pretax loss (income) attributable to noncontrolling interests (2)	31	—	(1,092)	—	(1,061)	(36,370)	—	(37,431)
Income (loss) including noncontrolling interest before intercompany interest expense and taxes	9,605	3,241	(9,151)	(16,465)	(12,770)	13,382	(5,969)	(5,357)
Intercompany interest (expense) income	—	—	(153)	153	—	—	—	—
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$9,605	$3,241	$(9,304)	$(16,312)	$(12,770)	$13,382	$(5,969)	$(5,357)

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
December 31, 2013	$179,002	$57,115	$9,255	$(77,382)	$167,990	$2,150,461	$2,318,451
December 31, 2012	$170,810	$54,488	$11,876	$(76,967)	$160,207	$2,476,557	$2,636,764
December 31, 2011	$162,648	$19,374	$30,516	$(59,047)	$153,491	$2,282,986	$2,436,477

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

NOTE 22 – UNAUDITED QUARTERLY FINANCIAL DATA
The following sets forth the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2013 (1)	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$15,449	$14,563	$24,422	$22,141
Revenues from consolidated VIE - RSO	30,578	21,647	23,786	14,996
Elimination of consolidated VIE revenues attributed to operating segments	(2,700)	(2,725)	(5,183)	(3,226)
Total revenues	43,327	33,485	43,025	33,911
Operating income (loss)	14,873	10,124	12,806	(734)
Income from continuing operations	12,769	9,511	27,190	2,559
Loss from discontinued operations	(2)	—	—	—
Net income	12,767	9,511	27,190	2,559
Net loss (income) attributable to noncontrolling interests	43	(26)	(40)	3
Net income attributable to noncontrolling interests - RSO	(12,314)	(8,372)	(23,708)	(1,187)
Net income attributable to common shareholders	496	1,113	3,442	1,375

Basic earnings per common share:
Continuing operations	$0.02	$0.05	$0.17	$0.07
Discontinued operations	—	—	—	—
Net income	$0.02	$0.05	$0.17	$0.07

Diluted earnings per common share:
Continuing operations	$0.02	$0.05	$0.16	$0.06
Discontinued operations	—	—	—	—
Net income	$0.02	$0.05	$0.16	$0.06

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Quarterly Results for 2012 (2)	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$14,780	$13,784	$17,208	$15,705
Revenues from consolidated VIE - RSO	28,726	26,262	35,669	33,041
Elimination of consolidated VIE revenues attributed to operating segments	(3,510)	(4,235)	(4,988)	(4,811)
Total revenues	39,996	35,811	47,889	43,935
Operating income	13,478	5,810	16,238	7,761
Income from continuing operations	11,625	46,215	15,622	13,727
Loss from discontinued operations	(16)	(14)	(8)	(6)
Net income	11,609	46,201	15,614	13,721
Net loss (income) attributable to noncontrolling interests	39	(45)	36	(587)
Net income attributable to noncontrolling interests - RSO	(14,030)	(15,945)	(17,917)	(14,668)
Net (loss) income attributable to common shareholders	(2,382)	30,211	(2,267)	(1,534)

Basic (loss) earnings per common share:
Continuing operations	$(0.12)	$1.53	$(0.11)	$(0.08)
Discontinued operations	—	—	—	—
Net (loss) income	$(0.12)	$1.53	$(0.11)	$(0.08)

Diluted (loss) earnings per common share:
Continuing operations	$(0.12)	$1.44	$(0.11)	$(0.08)
Discontinued operations	—	—	—	—
Net (loss) income	$(0.12)	$1.44	$(0.11)	$(0.08)

Significant events by quarter within the years ended 2013 and 2012 are presented below (net of tax amounts are calculated excluding discrete tax items):

(1)	2013

•
March 31 – included a gain of $1.6 million ($1.4 million net of tax, or $0.06 per share-diluted) related to sale of a real estate joint venture interest and the reversal of a $1.0 million ($841,000 net of tax, or $0.04 per share-diluted) provision for credit losses related to receivables from that entity as well as the reversal of a $1.5 million ($1.3 million net of tax, or $0.06 per share-diluted) provision related to receivables from other real estate investment entities; these gains were offset, in part, by a $2.9 million ($2.5 million net of tax, or $0.11 per share-diluted) provision for credit losses related to management fees due from three of the commercial finance investment partnerships that, based on changes in estimated cash flows, were not expected to be collectible.

•	June 30 – no significant events.

•
September 30 – included a $2.0 million ($1.7 million net of tax, or $0.08 per share-diluted) structuring and placement fee earned for underwriting a European CLO; offset by an additional provision for credit losses of $1.8 million ($1.5 million net of tax, or $0.07 per share-diluted) related to receivables from the commercial finance investment partnerships.

•	December 31 – no significant events.

(2)	2012

•	March 31 – included a restructuring charge of $365,000 ($234,000 net of tax, or $0.01 per share-diluted) which consisted of severance and benefits for terminated employees.

•
June 30 – included a $54.7 million ($34.5 million net of tax, or $1.64 per share-diluted) gain on the sale of Apidos, offset, in part, by a $5.7 million ($3.6 million net of tax, or $0.17 per share diluted) additional provision for credit losses related to the commercial finance investment entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

•
September 30 – included a $2.3 million ($1.9 million net of tax, or $0.09 per share-diluted) impairment charge in a legacy real estate investment and an additional provision for credit losses of $6.3 million ($5.1 million net of tax, or $0.24 per share-diluted) related to the commercial finance investment partnerships.

•	December 31 - included an additional provision for credit losses of $4.5 million ($2.4 million net of tax, or $0.11 per share-diluted) related to the commercial finance investment partnerships.

NOTE 23 − VARIABLE INTEREST ENTITIES
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
Consolidated VIE - RSO
The Company prepared a quantitative analysis to measure the management/incentive fees and the Company’s equity ownership position in RSO relative to the anticipated economic performance of RSO and determined that its benefits could be significant to RSO. Accordingly, management concluded that the Company is the primary beneficiary and should consolidate RSO. However, the assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse against the assets of the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following reflects the assets and liabilities and operations of RSO which was consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	December 31,
	2013	2012
ASSETS (1)
Cash and cash equivalents	$262,270	$85,278
Restricted cash	63,309	94,112
Subtotal- Cash and cash equivalents	325,579	179,390
Investment securities, trading	11,558	24,843
Investment securities available-for-sale, pledged as collateral, at fair value	162,608	195,200
Investment securities available-for-sale, at fair value	47,229	36,390
Subtotal - Investments, at fair value	221,395	256,433
Loans, pledged as collateral and net of allowances of $13.8 million and $17.7 million	1,369,526	1,793,780
Loans receivable–related party	6,966	8,324
Loans held for sale	21,916	48,894
Subtotal - Loans, before eliminations	1,398,408	1,850,998
Eliminations	(950)	(1,570)
Subtotal - Loans	1,397,458	1,849,428
Property available-for-sale	25,346	—
Investment in real estate	29,778	75,386
Investments in unconsolidated entities	74,438	45,413
Subtotal, Investments in real estate and unconsolidated entities, before eliminations	129,562	120,799
Eliminations	—	(93)
Subtotal, Investments in real estate and unconsolidated entities	129,562	120,706
Line items included in "other assets":
Linked transactions, net at fair value	30,066	6,835
Interest receivable	8,965	7,763
Deferred tax asset	5,212	2,766
Principal paydown receivable	6,821	25,570
Intangible assets	11,822	13,192
Prepaid expenses	2,871	10,396
Other assets	10,726	4,109
Subtotal - Other assets, before eliminations	76,483	70,631
Eliminations	(16)	(31)
Subtotal - Other assets	76,467	70,600
Total assets (excluding eliminations)	$2,151,427	$2,478,251
Total assets (including eliminations)	$2,150,461	$2,476,557
LIABILITIES (2)
Borrowings	$1,319,810	$1,785,600
Eliminations	205	—
Subtotal Borrowings	1,320,015	1,785,600
Distribution payable	27,023	21,655
Accrued interest expense	1,693	2,918
Derivatives, at fair value	10,586	14,687
Accrued tax liability	1,629	13,641
Deferred tax liability	4,112	8,376
Accounts payable and other liabilities	12,650	18,029
Subtotal - Other liabilities, before eliminations	57,693	79,306
Eliminations	(2,446)	(8,067)
Subtotal - Other liabilities	55,247	71,239
Total liabilities (before eliminations)	$1,377,503	$1,864,906
Total liabilities (after eliminations)	$1,375,262	$1,856,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

RSO Balance Sheets Detail (in thousands):
	December 31,
	2013	2012
(1) Assets of consolidated RSO's VIEs included in the total assets above:
Restricted cash	$61,372	$90,108
Investments securities available-for-sale, pledged as collateral, at fair value	105,846	135,566
Loans held for sale	2,376	14,894
Loans, pledged as collateral and net of allowances of $8.8 million and $15.2 million	1,219,569	1,678,719
Interest receivable	5,627	5,986
Prepaid expenses	247	328
Principal receivable	6,821	25,570
Other assets	—	333
Total assets of consolidated VIEs	$1,401,858	$1,951,504

(2) Liabilities of consolidated RSO's VIEs included in the total liabilities above:
Borrowings	$1,070,339	$1,614,882
Accrued interest expense	918	2,666
Derivatives, at fair value	10,191	14,078
Accounts payable and other liabilities	1,604	698
Total liabilities of consolidated VIEs	$1,083,052	$1,632,324
The following table presents detail of noncontrolling interests attributable to RSO:

	December 31,
	2013	2012
Total stockholders' equity per RSO balance sheet	$773,924	$613,345
Eliminations	(30,560)	(31,022)
Noncontrolling interests attributable to RSO	$743,364	$582,323

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

RSO Income Statement Detail (in thousands):
	Years Ended December 31,
	2013	2012	2011
REVENUES
Interest income:
Loans	$99,455	$109,030	$86,739
Securities	14,309	14,296	12,424
Interest income − other	4,212	10,004	10,711
Total interest income	117,976	133,330	109,874
Interest expense	61,010	42,792	32,186
Net interest income	56,966	90,538	77,688
Rental income	19,923	11,463	3,656
Dividend income	273	69	3,045
Equity in net earnings (losses) of unconsolidated subsidiaries	949	(2,709)	112
Fee income	6,075	7,068	7,789
Net realized gain on sales of investment securities available-for-sale and loans	10,986	4,106	2,643
Net realized and unrealized (loss) gain on investment securities, trading	(324)	12,435	837
Unrealized (loss) gain and net interest income on linked transactions, net	(3,841)	728	216
Revenues from consolidated VIE - RSO	91,007	123,698	95,986
OPERATING EXPENSES
Management fees − related party	14,220	18,512	11,022
Equity compensation − related party	10,472	4,636	2,526
Rental operating expense	14,062	8,046	2,743
General and administrative	16,110	9,773	8,399
Depreciation and amortization	3,855	5,885	4,619
Income tax (benefit) expense	(1,041)	14,602	12,036
Net impairment losses recognized in earnings	863	180	6,898
Provision for loan losses	3,020	16,818	13,896
Total operating expenses	61,561	78,452	62,139
Reclassification of income tax expense	1,041	(14,602)	(12,036)
Expenses of consolidated VIE - RSO	62,602	63,850	50,103
Adjusted operating income	28,405	59,848	45,883
OTHER REVENUE (EXPENSE)
Gain on consolidation	—	2,498	—
Gains on the extinguishment of debt	—	16,699	3,875
Gains on the sale of real estate	16,616	—	—
Other expenses	391	—	(6)
Other income, net, from consolidated VIE - RSO	17,007	19,197	3,869
Income from continuing operations	45,412	79,045	49,752
Income tax provision - RSO	(1,041)	14,602	12,036
NET INCOME	46,453	64,443	37,716
Net income allocated to preferred shares	(7,221)	(1,244)	—
NET INCOME ALLOCABLE TO RSO COMMON SHAREHOLDERS	$39,232	$63,199	$37,716

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

RSO Cash Flow Detail (in thousands)
	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,453	$64,443	$37,716
Items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	3,020	16,818	13,896
Depreciation of investments in real estate and other	1,946	1,838	729
Amortization of intangible assets	1,970	4,047	3,890
Amortization of term facilities	1,395	957	570
Accretion of net discounts on loans held for investment	(9,521)	(17,817)	(15,588)
Accretion of net discounts on securities available-for-sale	(2,712)	(3,177)	(3,698)
Amortization of discount on notes of securitizations	14,524	2,470	274
Amortization of debt issuance costs on notes of securitizations	7,426	4,700	3,341
Amortization of stock-based compensation	10,472	4,636	2,526
Amortization of terminated derivative instruments	339	227	227
Accretion of interest-only available-for-sales securities	(1,005)	(719)	—
Distribution accrued to preferred stockholders	(7,221)	(1,244)	—
Deferred income tax benefits	(6,710)	2,329	(399)
Purchase of mortgage loans held for sale	(60,514)	—	—
Payments on mortgage loans held for sale	3	—	—
Proceeds from sale of mortgage loans held for sale	60,365	—	—
Purchase of securities, trading	(11,044)	(8,348)	(38,904)
Principal payments on securities, trading	4,309	1,027	643
Proceeds from sales of securities, trading	19,696	33,579	18,131
Net realized and unrealized loss (gain) on investment securities, trading	324	(12,435)	(837)
Net realized gains on sales of investment securities available-for-sale and loans	(10,986)	(4,106)	(2,643)
Gain on early extinguishment of debt	—	(16,699)	(3,875)
Gain on sale of real estate	(16,616)	—	—
Net impairment losses recognized in earnings	855	180	6,898
Gain on consolidation	—	(2,498)	—
Linked Transactions fair value adjustments	6,018	(168)	—
Equity in net (earnings) losses of unconsolidated subsidiaries	(949)	2,709	(112)
Adjust for impact of imputed interest on VIE accounting	—	1,879	—
Changes in operating assets and liabilities, net of acquisitions
Decrease (increase) in restricted cash	8,445	(2,062)	(5,628)
(Increase) decrease in interest receivable, net of purchased interest	(1,108)	987	(2,513)
Decrease (increase) in principal paydowns receivable	18,749	(25,465)	363
(Decrease) increase in management fee payable	(6,357)	3,929	974
(Decrease) increase in security deposits	(337)	25	80
(Decrease) increase in accounts payable and accrued liabilities	(9,106)	7,573	15,370
(Decrease) increase in accrued interest expense	(1,445)	(193)	1,696
Decrease (increase) in other assets	7,259	(20,007)	(520)
Subtotal - consolidated VIE - RSO operating activity	21,484	(25,028)	(5,109)
Change in consolidated VIE - RSO cash for the period	(176,992)	(42,162)	(13,628)
Subtotal - Change in cash attributable to consolidated VIE - RSO before eliminations	(155,508)	(67,190)	(18,737)
Elimination of intercompany activity	(712)	932	2,179
Subtotal - Change in cash attributable to consolidated VIE - RSO	(156,220)	(66,258)	(16,558)
Non-cash incentive compensation to RAI	484	1,468	430
Elimination of intercompany activity	(484)	(1,468)	(430)
Non-cash incentive compensation to RAI, after eliminations	—	—	—
Net cash provided by operating activities (excluding eliminations)	68,421	40,883	33,037

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(725,657)	(649,983)	(970,309)
Purchase of securities available-for-sale	(136,282)	(119,779)	(117,044)
Subtotal - Purchase of loans and securities by consolidated VIE - RSO, before eliminations	(861,939)	(769,762)	(1,087,353)
Eliminations	—	—	15,221
Subtotal - Purchase of loans and securities by consolidated VIE - RSO	(861,939)	(769,762)	(1,072,132)
Principal payments received on loans	571,914	570,276	424,600
Proceeds from sale of loans	674,977	173,378	212,042
Principal payments on securities available-for-sale	52,812	47,284	11,810
Proceeds from sale of securities available-for-sale	11,893	28,652	13,747
Proceeds from sale of real estate held-for-sale	37,001	2,886	1,464
Subtotal - principal payments and proceeds from sales received by consolidated VIE - RSO, before eliminations	1,348,597	822,476	663,663
Decrease in restricted cash	22,248	50,756	31,014
Items included in "Other -VIE, investing activity":
Acquisition of Primary Capital Advisors, LC	(7,613)	—	—
Investment in unconsolidated entity	(28,034)	474	(4,762)
Equity contribution to VIE	—	(710)	—
Minority interest equity	5,531	114	—
Improvement of real estate held-for-sale	(404)	(138)	—
Purchase of investments in real estate	—	—	(19,299)
Distributions from investments in real estate	1,094	1,152	—
Improvements in investments in real estate	(365)	(3,878)	—
Purchase of intangible asset	—	—	(21,213)
Investment in loans - related parties	(1,241)	—	(10,000)
Principal payments received on loans – related parties	1,685	1,251	10,430
Purchase of furniture and fixtures	(133)	—	—
Acquisition of property and equipment	(373)	—	—
Investments in real estate assets	—	—	(689)
Subtotal - Other consolidated VIE - investing activity, before eliminations	(29,853)	(1,735)	(45,533)
Eliminations	(593)	(47)	(262)
Subtotal - Other consolidated VIE - investing activity	(30,446)	(1,782)	(45,795)
Net cash provided by (used in) investing activities (excluding eliminations)	479,053	101,735	(438,209)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO"
Proceeds from borrowings:
Repurchase agreements	15,226	71,121	55,852
Collateralized debt obligations	—	—	323,244
CRE Securitization	260,840	—	—
6.0% Convertible senior notes	115,000	—	—
Mortgage payable	—	—	13,600
Payments on borrowings:
Collateralized debt obligations	(797,573)	(243,539)	(21,428)
Mortgage payable	(13,600)	—	—
Repurchase of issued bonds	—	—	(6,125)
Retirement of debt	—	(20,365)	—
Subtotal - net (repayments) borrowings of debt by consolidated VIE - RSO	(420,107)	(192,783)	365,143
Distributions paid on common stock	(93,458)	(74,050)	(69,869)
Elimination of dividends paid to RAI	2,203	2,174	2,454
Distribution paid on common stock, after elimination	(91,255)	(71,876)	(67,415)
Net proceeds from issuances of common stock (net of offering costs of $3,837, $2,165 and $1,263)	114,454	55,502	46,347
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0, $19 and $11)	19,211	73,044	83,564
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $3, $781 and $0)	112	16,411	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $1,670, $1,201 and $0)	56,214	26,099	—
Subtotal - net proceeds from issuance of stock by consolidated VIE	189,991	171,056	129,911
Payment of debt issuance costs	(9,786)	(586)	(6,385)
Payment of equity to third party sub-note holders	(30,709)	(3,480)	—
Distributions paid on preferred stock	(6,413)	(613)	—
Subtotal - Other consolidated VIE -RSO financing activity, before elimination	(46,908)	(4,679)	(6,385)
Elimination	205	—	—
Subtotal - Other consolidated VIE -RSO financing activity after elimination	(46,703)	$(4,679)	$(6,385)
Net cash (used in) provided by financing activities (excluding eliminations)	$(370,482)	$(100,456)	$418,800
NET INCREASE IN CASH AND CASH EQUIVALENTS	176,992	42,162	13,628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,278	43,116	29,488
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$262,270	$85,278	$43,116
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$41,453	$41,369	$32,596
Income taxes paid in cash	$10,710	$22,758	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

A.	Summary of Significant Accounting Policies - RSO
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates affecting RSO's consolidated financial statements include the net realizable and fair values of RSO's investments and derivatives, the estimated life used to calculate depreciation, amortization, and accretion of premiums and discounts, respectively, provisions for loan losses, valuation of servicing asset and the disclosure of contingent liabilities.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. At December 31, 2013 and 2012, this included $22.5 million and $19.9 million, respectively, held in a prime brokerage account, $156.6 million and $20.6 million, respectively, held in a money market account, $81.1 million and $43.3 million, respectively, held in checking accounts, and $2.1 million and $1.5 million, respectively, held in accounts at RSO's investment properties.
Investment Securities
RSO classifies its investment portfolio as trading or available-for-sale.  RSO, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
RSO’s investment securities, trading and investment securities available-for-sale are reported at fair value. To determine fair value, RSO uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment default, and recovery rates. These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, RSO will evaluate the difference which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to RSO's investment securities, trading are recorded in RSO's consolidated statements of income as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to RSO's investment securities available-for-sale are recorded in RSO's consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.
On a quarterly basis, RSO evaluates its available-for-sale investments for other-than-temporary impairment.  An available-for-sale investment is impaired when its fair value has declined below its amortized cost basis.  An impairment is considered other-than-temporary when the amortized cost basis of the investment or some portion thereof will not be recovered.  In addition, RSO’s intent to sell as well as the likelihood that RSO will be required to sell the security before the recovery of the amortized cost basis is considered.  Where credit quality is believed to be the cause of the other-than-temporary impairment, that component of the impairment is recognized as an impairment loss in RSO's consolidated statements of income.  Where other market components are believed to be the cause of the impairment, that component of the impairment is recognized as other comprehensive loss.
RSO performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance. Rating agency downgrades are considered with respect to RSO's income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

•	underlying credit fundamentals of the collateral backing the securities;

•	whether, based upon RSO's intent, it is more likely than not that RSO will sell the security before the recovery of the amortized cost basis; and

•	third-party support for default, for recovery, prepayment speed and reinvestment price assumptions.
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
Residential Loan Origination
RSO originates residential loans to be funded by permanent investors. Origination fees and direct origination costs are initially deferred and are recognized as income at the time the loan is sold to a permanent investor. RSO originates loans primarily in six states with a focus on the Southeast. RSO may sell or retain the right to service the loans. Servicing fees are recognized as income when the related mortgage payments are collected based on the outstanding balance of the related mortgage loans or on an agreed upon rate. Servicing fee income is reduced by amortization of capitalized servicing rights.
Mortgage loans held for sale are valued at the lower of cost or market, determined on an aggregate basis for each type of loan after the net effect of any hedging activities. Market value is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type (Level 2). Mortgage loans are included as loans held for sale in the consolidated balance sheets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Residential real estate properties acquired through foreclosure to be sold are initially recorded at fair value less selling costs at the date of foreclosure, establishing a new cost basis. Any write down to fair value at the time of foreclosure is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of the carrying amount or fair value less costs to sell. Costs related to holding foreclosed real estate and subsequent adjustments to value are expensed. The fair value of real estate owned is determined using unobservable inputs including estimates of selling costs and marketability of the property (Level 3).
The unpaid principal balances of loans serviced by RSO for others are not included in the RSO's consolidated balance sheets. The fair value of residential servicing rights included on RSO's consolidated balance sheets was determined using an estimated current market value at the date of loan origination and other assumptions. Capitalized servicing rights are amortized over the life of the loan, assuming certain prepayment and other assumptions.
Allowance for Loan Loss
RSO maintains an allowance for loan loss. For RSO's bank and CRE loan portfolios, loans held for investment are first individually evaluated for impairment to determine whether a specific reserve is required. Loans that are not determined to be impaired individually are then evaluated for impairment as a homogeneous pool of loans with substantially similar characteristics so that a general reserve can be established, if needed.  The reviews are performed at least quarterly.
RSO considers a loan to be impaired if one of two conditions exists.  The first condition is if, based on current information and events, management believes it is probable that RSO will be unable to collect all amounts due according to the contractual terms of the loan agreement.  The second condition is if the loan is deemed to be a troubled-debt restructuring (“TDR”) where a concession has been given to a borrower in financial difficulty.  These TDRs may not have an associated specific loan loss allowance if the principal and interest amount is considered recoverable based on current market conditions, expected collateral performance and/or guarantees made by the borrowers.
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
An impaired loan may remain on accrual status during the period in which RSO is pursuing repayment of the loan; however, the loan would be placed on non-accrual status at such time as (i) RSO's management believes that scheduled debt service payments will not be met within the coming 12 months; (ii) the loan becomes 90 days delinquent; (iii) RSO's management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the loan’s underlying collateral approximates RSO’s carrying value for such loan.  While on non-accrual status, RSO recognizes interest income only when an actual payment is received. When a loan is placed on non-accrual, previously accrued interest is reversed from interest income.
For RSO's residential mortgage loans, the allowance is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A general component is maintained to cover uncertainties that could affect RSO management's estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. RSO's management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are carried at fair value and are measured on a nonrecurring basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Investments in Real Estate
Investments in real estate are carried net of accumulated depreciation.  Costs directly related to the acquisition are expensed as incurred.  Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred.  Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.
Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, “Business Combinations.”  RSO allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. RSO amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  RSO depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

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
There were no impairment charges recorded with respect to RSO's investment in real estate or intangible assets during the years ended December 31, 2013 and 2012.
Comprehensive Income (Loss)
Comprehensive income (loss) for RSO includes net income and the change in net unrealized gains (losses) on available-for-sale securities, derivative instruments used to hedge exposure to interest rate fluctuations and protect against declines in the market value of assets resulting from general market trends as well as translation of currency as a result of RSO's investment in the equity of foreign CDOs.
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
Taxable income, from non-REIT activities managed through RSO's taxable REIT subsidiaries ("TRSs"), is subject to federal, state and local income taxes.  Income taxes for the TRSs are accounted for under the asset and liability method.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and tax basis of assets and liabilities.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, and Harvest CLO VII, RSO's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Harvest CLO VII, Ireland, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” RSO will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, and Harvest CLO VII's current taxable income in its calculation of REIT taxable income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

On October 27, 2011 RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, RSO again reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 through December 31, 2012 the earnings from Apidos CDO I are included in RSO's calculation of REIT taxable income.
On December 11, 2012, RSO further reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in RSO's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 through December 31, 2012, the earnings from Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.
On November 12, 2012, RSO reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 through December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 was recorded.
On February 13, 2013, RSO further reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I. As a result, for the period January 1, 2013 through February 12, 2013, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from RSO’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through February 12, 2013 has been recorded. Also, as a result of the reorganization on February 13, 2013, for the period February 13, 2013 and ending December 31, 2013 the earnings from Apidos Cinco CDO and Whitney CLO I are included in RSO’s calculation of REIT taxable income.
On March 8, 2013, RSO reorganized the ownership structure of Apidos CDO III. As a result, the earnings from Apidos CDO III for the period January 1, 2013 through March 7, 2013 are excluded from RSO’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through March 7, 2013 has been recorded. Also, as a result of the reorganization on March 8, 2013, for the period March 8, 2013 and ending December 31, 2013 the earnings from Apidos CDO III are included in RSO’s calculation of REIT taxable income.
On September 10, 2013, RSO acquired approximately 9.5% of the equity of Harvest CLO VII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic QRS (Qualified REIT Subsidiary) of RSO; therefore, its earnings are included in RSO’s calculation of REIT taxable income.
RSO accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.
Linked Transactions
If RSO finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and RSO will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on RSO's consolidated balance sheets in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and expense are reported as unrealized (loss) gain and net interest income on linked transactions, net on RSO's consolidated statements of income.
Reclassifications
Certain reclassifications have been made to RSO's 2011 and 2012 consolidated financial statements to conform to the 2013 presentation.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if they qualify as VIEs. RSO monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. RSO will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. This analysis require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of eight VIEs at December 31, 2013: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I and RCC CRE Notes 2013. In performing the primary beneficiary analysis for seven of these VIEs (other than Whitney CLO I, which is discussed below), it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE because of its preferred equity (and in some cases debt) interest in them.
These securitizations were formed on behalf of RSO (except for Whitney CLO I, referred to below) to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The manager manages these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception.
Whitney CLO I, the eighth consolidated VIE, is one in which RSO acquired the rights to manage the assets held by the entity as collateral for its CLOs in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs - Resource Capital Asset Management,” below. For a discussion of RSO’s securitizations, see “Borrowings” below.
For CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of income.
RSO has exposure to losses on its securitizations to the extent of its subordinated debt and preferred equity interests in them. RSO is entitled to receive payments of principal and interest on the debt securities it holds and, to the extent revenues exceed debt service requirements and other expenses of the securitizations, distributions with respect to its preferred equity interests. As a result of consolidation, debt and equity interests RSO holds in these securitizations have been eliminated, and RSO’s consolidated balance sheets reflects both the assets held and debt issued by the securitizations to third parties and any accrued expense to third parties. RSO's operating results and cash flows include the gross amounts related to the securitizations' assets and liabilities as opposed to RSO's net economic interests in the securitizations. Assets and liabilities related to the securitizations are disclosed, in the aggregate, on RSO's consolidated balance sheets.
The creditors of RSO’s eight consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the years ended December 31, 2013, 2012 and 2011, RSO has provided financial support of $166,000, $156,000 and $710,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2013 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	CRE Notes 2013	Total
ASSETS
Restricted cash (1)	$12,432	$9,477	$30,009	$849	$1,009	$20	$430	$7,146	$61,372
Investment securities available-for-sale, pledged as collateral, at fair value	8,187	5,394	15,537	—	—	10,178	66,550	—	105,846
Loans, pledged as collateral	82,573	129,435	299,923	—	71	158,938	250,155	298,474	1,219,569
Loans held for sale	536	651	1,189	—	—	—	—	—	2,376
Interest receivable	(153)	639	1,034	—	7	1,628	2,068	404	5,627
Prepaid assets	35	26	43	—	—	83	60	—	247
Principal paydown receivable	—	—	1	—	—	—	6,820	—	6,821
Total assets (2)	$103,610	$145,622	$347,736	$849	$1,087	$170,847	$326,083	$306,024	$1,401,858

LIABILITIES
Borrowings	$87,131	$133,209	$321,147	$—	$440	$94,004	$177,837	$256,571	$1,070,339
Accrued interest expense	269	62	313	—	—	44	113	117	918
Derivatives, at fair value	—	—	—	—	—	1,186	9,005	—	10,191
Accounts payable and other liabilities	162	19	25	973	394	30	1	—	1,604
Total liabilities	$87,562	$133,290	$321,485	$973	$834	$95,264	$186,956	$256,688	$1,083,052

(1)	Includes $35.1 million available for reinvestment in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of December 31, 2013. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.
LEAF Commercial Capital, Inc.
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO recorded a loss of $2.2 million in conjunction with the transaction. RSO's resulting interest is accounted for under the equity method. During 2013, RSO entered into a third stock purchase agreement with LEAF to purchase 3,682 shares of newly issues Series A-1 Preferred Stock for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO's fully-diluted interest in LEAF assuming conversion is 27.5%. RSO's investment in LEAF was recorded at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $11.2 million and $13.1 million at December 31, 2013 and 2012, respectively. RSO recognized fee income of $5.3 million, $7.0 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which was determined to be a reconsideration event. Based upon that purchase, RSO determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and, as a result, substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining balance on the outstanding notes of $103.7 million.
Real Estate Joint Ventures
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (a VIE that holds interests in a real estate joint venture) from the Company. This joint venture, which is structured as a credit facility with Värde Investment Partners, LP acting as lender, finances the acquisition of distressed properties and mortgage loans and has the objective of repositioning both the directly-owned properties and the properties underlying the mortgage loans to enhance their value. RSO acquired the membership interests for $2.1 million. The joint venture agreement requires RSO to contribute 3% to 5% (depending on the terms of the agreement pursuant to which the particular asset is being acquired) of the total funding required for each asset acquisition as needed up to a specified amount. RSO provided funding of $160,000 and $591,000 for these investments for the years ended December 31, 2013 and 2012, respectively. Resource Real Estate Management, LLC (“RREM”), an indirect subsidiary of the Company, acts as asset manager of the venture and receives a monthly asset management fee. RSO’s investment in RRE VIP Borrower, LLC at December 31, 2013 and 2012 was zero and $2.3 million, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

On June 19, 2012, RSO entered into a second joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments. RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable. RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements. RREM receives an annual asset management fee equal to 1.0% of outstanding contributions. For the years ended December 31, 2013 and 2012, RSO paid RREM management fees of $38,000 and $39,000, respectively. The investment balance of $674,000 and $526,000 at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
RSO has determined that it does not have the power to direct the activities that most significantly impact the economic performance of each of these ventures, which include asset underwriting and acquisition, lease review and approval, and loan asset servicing, and, therefore, RSO is not the primary beneficiary of either.
CVC Global Credit Opportunities Fund
In May, June, and July 2013, RSO invested a total of $15.0 million in CVC Global Credit Opportunities Fund, L.P., ("the Partnership"), a Delaware limited partnership which generally invests in corporate credit assets through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners. Because the Partnership is not a VIE and RSO owns only 34.4% of the partnership interest, RSO does not consolidate it. RSO records its investment in the fund using the equity method. For the year ended December 31, 2013, RSO recognized $1.2 million of income in equity in net earnings (losses) of unconsolidated entities on RSO's consolidated statements of income. The investment balance of $16.2 million at December 31, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets.
Life Care funding
In January 2013, Long Term Care Conversion, Inc. ("LTCC"), a wholly-owned subsidiary of RSO, invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. Although the Investment Committee and Board of LCF are controlled by the joint venture partner, the joint venture partner must obtain LTCC's approval to make any investments and the joint venture partner must obtain LTCC approval for all material business operations. As a result, RSO determined that there was joint control and does not consolidated LCF. RSO's investment in LCF of $1.5 million at December 31, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets.
Harvest CLO VII Limited
In September 2013, RSO invested $5.3 million in the subordinated notes of a European CLO, which represented 9.5% of the subordinated notes. The CLO is managed by an independent third party and therefore RSO does not have control and is not deemed to be the primary beneficiary. Therefore, the CLO is not consolidated onto RSO's consolidated financial statements. RSO records its investment in the CLO by imputing an interest rate using expected cash flows over the expected life of the CLO and records the income as interest income - other on the consolidated statements of income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of December 31, 2013 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF Commercial Capital, Inc.	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	RRE VIP Borrower, LLC	Värde Investment Partners, LP	Life Care Funding	CVC Global Opps Fund	Harvest CLO VII	Total	Maximum Exposure to Loss (1)
Investment in unconsolidated entities	$41,016	$1,548	$—	$—	$674	$1,530	$16,177	$5,369	$66,314	66,314
Intangible assets	—	—	11,233	—	—	—	—	—	11,233	11,233
Total assets	41,016	1,548	11,233	—	674	1,530	16,177	5,369	77,547

Borrowings	—	51,005	—	—	—	—	—	—	51,005	N/A
Total liabilities	—	51,005	—	—	—	—	—	—	51,005	N/A

Net asset (liability)	$41,016	$(49,457)	11,233	—	674	$1,530	$16,177	$5,369	$26,542	N/A

(1)	RSO's maximum exposure to loss at December 31, 2013 does not exceed the carrying amount of its investment, subject to the LRF 3's contingent obligation as described above.
Other than the contingent liability arrangement described above in connection with LEAF and the commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Years Ended
	December 31,
	2013	2012	2011
Non-cash investing activities include the following:
Contribution of lease receivables and other assets	$—	$—	$117,840
Conversion of equity in LRF 3 to preferred stock and warrants	$—	$—	$(21,000)
Acquisition of real estate investments	$—	$(21,661)	$(33,073)
Conversion of loans to investment in real estate	$—	$21,661	$34,550
Conversion of PIK interest in securities available-for-sale	$—	$—	$2,364
Net purchase of loans on warehouse line	$—	$—	$(52,735)
Acquisition of loans, pledged as collateral	$—	$(230,152)	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,536	$21,024	$19,979
Distribution on preferred stock declared but not paid	$2,159	$1,244	$—
Issuance of restricted stock	$823	$2,189	$1,203
Contribution of equipment-backed securitized notes and other liability	$—	$—	$(96,840)
Subscription receivable	$—	$1,248	$—
Assumption of collateralized debt obligations	$—	$206,408	$—
Acquisition of loans on warehouse line	$—	$—	$52,735

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

D.	Investment securities, trading - RSO
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Structured notes	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558

December 31, 2012
Structured notes	$9,413	$10,894	$(1,028)	$19,279
RMBS	6,047	858	(1,341)	5,564
Total	$15,460	$11,752	$(2,369)	$24,843
RSO purchased four securities and sold nine securities during the year ended December 31, 2013, for a net realized gain of $7.5 million. RSO held eight and 13 investment securities, trading as of December 31, 2013 and 2012, respectively. RSO purchased two securities and sold 15 securities during the year ended December 31, 2012, for a net realized gain of $5.5 million. RSO also had one position liquidate during the year ended December 31, 2012 which resulted in a gain of $224,000.

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
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013:
CMBS	$185,178	$7,570	$(12,030)	180,718
ABS	25,406	1,644	(394)	26,656
Corporate Bonds	2,517	16	(70)	2,463
Total	$213,101	$9,230	$(12,494)	$209,837

December 31, 2012:
CMBS	$182,828	$4,626	$(16,639)	$170,815
ABS	25,885	1,700	(1,115)	26,470
Corporate Bonds	34,361	111	(190)	34,282
Other asset-backed	—	23	—	23
Total	$243,074	$6,460	$(17,944)	$231,590

(1)	As of December 31, 2013 and 2012, $162.6 million and $195.2 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of RSO’s CMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
December 31, 2013:
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	4,355		4,703	4.03%
Total	$209,837		$213,101	4.32%

December 31, 2012:
Less than one year	$42,618	(1)	$46,522	4.09%
Greater than one year and less than five years	122,509		131,076	4.55%
Greater than five years and less than ten years	61,780		60,801	3.31%
Greater than ten years	4,683		4,675	4.03%
Total	$231,590		$243,074	4.12%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from January 2014 to April 2025.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
December 31, 2013:
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate Bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55

December 31, 2012:
CMBS	$25,803	$(442)	22	$38,734	$(16,197)	19	$64,537	$(16,639)	41
ABS	—	—	—	5,961	(1,115)	9	5,961	(1,115)	9
Corporate Bonds	19,445	(190)	12	—	—	—	19,445	(190)	12
Total temporarily impaired securities	$45,248	$(632)	34	$44,695	$(17,312)	28	$89,943	$(17,944)	62
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

 RSO’s securities classified as available-for-sale have decreased on a net basis as of December 31, 2013 as compared to December 31, 2012 primarily due to the call and liquidation of Apidos VIII and Whitney CLO I which resulted in the sale of most of RSO's corporate bonds during 2013. RSO performs an on-going review of third-party reports and updated financial data on the properties underlying these securities in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the years ended December 31, 2013 and 2012, RSO recognized other-than-temporary impairment losses of $328,000 and $42,000, respectively, on positions that supported RSO's CMBS investments.
The following table summarizes RSO's sales of investment securities available-for-sale during the period indicated, (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
December 31, 2013:
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)

December 31, 2012:
CMBS position	7	$31,000	$1,372
ABS position	5	$4,255	$147
Corporate bond position	1	$2,250	$27

The amounts above do not include redemptions. During the year ended December 31, 2013, RSO had three corporate bond positions redeemed with a total par of $4.3 million, and recognized a loss of $11,000. During the year ended December 31, 2012, RSO had two corporate bond positions redeemed with a total par of $2.1 million, and recognized a gain of $27,000.
Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on RSO’s investment portfolio. The aggregate discount (premium) due to interest rate changes were as follows (in thousands):

	December 31,
	2013	2012
CMBS	$6,583	$8,011
ABS	$2,394	$3,145
Corporate bond	$(68)	$(479)

F.	Investments real estate - RSO
The table below summarizes RSO's investments in real estate (in thousands, except number of properties):

	As of December 31, 2013		As of December 31, 2012
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,107	1	$42,179	2
Office property	10,273	1	10,149	1
Hotel property	—	—	25,608	1
Subtotal	32,380		77,936
Less: Accumulated depreciation	(2,602)		(2,550)
Investments in real estate	$29,778		$75,386
During the year ended December 31, 2013, RSO made no acquisitions and sold one of its multi-family properties. The gain from the sale of this property of $16.6 million is recorded on RSO's consolidated statements of income in gain on sale of real estate. RSO also confirmed the intent and ability to sell one of its other investments in real estate. This asset has been reclassified to property available-for-sale on RSO's consolidated balance sheets at December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

During the year ended December 31, 2012, RSO foreclosed on one self-originated loan and converted the loan to an owned property with a fair value of $25.5 million at acquisition. The loan was collateralized by a 179 unit hotel property in Coconut Grove, Florida. The property had a hotel occupancy rate of 75% at acquisition.
The following table is a summary of the aggregate estimated fair value of the assets and liabilities acquired on the respective date of acquisition during the year ended December 31, 2012 (in thousands):

December 31,
Description	2012
Assets acquired:
Investments in real estate	$25,500
Other assets	(89)
Total assets acquired	25,411
Liabilities assumed:
Accounts payable and other liabilities	3,750
Total liabilities assumed	3,750
Estimated fair value of net assets acquired	$21,661

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
December 31, 2013:
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans (3)	555,806	(4,033)	551,773
Middle-market loans	10,250	—	10,250
Residential mortgage loans (4)	16,915	—	16,915
Subtotal loans before allowances	1,412,759	(7,510)	1,405,249
Allowance for loan loss	(13,807)	—	(13,807)
Total	$1,398,952	$(7,510)	$1,391,442

December 31, 2012:
Commercial real estate loans:
Whole loans (5)	$569,829	$(1,891)	$567,938
B notes	16,441	(114)	16,327
Mezzanine loans	82,992	(206)	82,786
Total commercial real estate loans	669,262	(2,211)	667,051
Bank loans (3)	1,218,563	(25,249)	1,193,314
Subtotal loans before allowances	1,887,825	(27,460)	1,860,365
Allowance for loan loss	(17,691)	—	(17,691)
Total	$1,870,134	$(27,460)	$1,842,674

(1)
Amounts include deferred amendment fees of $216,000 and $450,000 and deferred upfront fees of $141,000 and $334,000 being amortized over the life of the bank loans as of December 31, 2013 and 2012, respectively.  Amounts include loan origination fees of $3.3 million and $1.9 million and loan extension fees of $73,000 and $214,000 being amortized over the life of the commercial real estate loans as of December 31, 2013 and 2012, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2013 and 2012, respectively.

(3)	Amounts include $6.9 million and $14.9 million of bank loans held for sale at December 31, 2013 and 2012, respectively.

(4)	Amount includes $15.0 million of residential mortgage loans held for sale at December 31, 2013.

(5)	Amount includes $34.0 million from two whole loans which are classified as loans held for sale at December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

At December 31, 2013 and 2012, approximately 39.0% and 47.7%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 6.4% and 7.9%, respectively, in Arizona; approximately 14.6% and 11.1%, respectively, in Texas. At December 31, 2013 and 2012, approximately 15.8% and 13.9%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. During the year ended December 31, 2013, approximately 66% of RSO's residential mortgage loans were originated in Georgia, 9% in North Carolina, 7% in Tennessee and Virginia and 6% in Alabama.
At December 31, 2013, RSO’s bank loan portfolio consisted of $548.4 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
At December 31, 2012, RSO’s bank loan portfolio consisted of $1.2 billion (net of allowance of $9.7 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 8.8% with maturity dates ranging from August 2013 to January 2021.
The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	December 31,
	2013	2012
Less than one year	$36,985	$10,028
Greater than one year and less than five years	369,624	821,568
Five years or greater	145,164	361,718
	$551,773	$1,193,314
The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
December 31, 2013:
Whole loans, floating rate (1) (4) (5)	52	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 13.53%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	57	$826,311

December 31, 2012:
Whole loans, floating rate (1) (4) (6)	37	$567,938	LIBOR plus 2.50% to LIBOR plus 5.50%	June 2013 to February 2019
B notes, fixed rate	1	16,327	8.68%	April 2016
Mezzanine loans, floating rate	2	15,845	LIBOR plus 2.50% to LIBOR plus 7.45%	August 2013 to December 2013
Mezzanine loans, fixed rate (7)	3	66,941	0.50% to 20.00%	September 2014 to September 2019
Total (2)	43	$667,051

(1)
Whole loans had $13.7 million and $8.9 million in unfunded loan commitments as of December 31, 2013 and 2012, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $10.4 million and $8.0 million as of December 31, 2013 and 2012, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate whole loans include a combined $11.4 million mezzanine component of two whole loans which have a fixed rate of 12.0% as of December 31, 2013, and includes a $2.0 million mezzanine component of a whole loan that has a fixed rate of 15.0% at December 31, 2012.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2013.

(6)	Amount includes $34.0 million from two whole loans that are classified as loans held for sale at December 31, 2012.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
December 31, 2013:
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
December 31, 2013:
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807

December 31, 2012:
B notes	$206	1.16%
Mezzanine loans	860	4.86%
Whole loans	6,920	39.12%
Bank loans	9,705	54.86%
Total	$17,691
As of December 31, 2013, RSO had recorded an allowance for loan losses of $13.8 million consisting of a $3.4 million allowance on RSO’s bank loan portfolio and a $10.4 million allowance on RSO’s commercial real estate portfolio as a result of the provisions taken on three bank loans and one commercial real estate loan as well as the maintenance of a general reserve with respect to these portfolios.  The bank loan allowance decreased $6.3 million from $9.7 million as of December 31, 2012 to $3.4 million as of December 31, 2013 as a result of improved credit conditions. The whole loan allowance increased $2.8 million from $6.9 million as of December 31, 2012 to $9.7 million as of December 31, 2013 as a result of specific provisions taken on one commercial real estate loan.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

H.	Investments in unconsolidated entities - RSO
In May, June and July 2013, RSO invested $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners, LLC ("CVC Credit Partners"). CVC Capital Partners SICAV-FIS, S.A. ("CVC"), together with its affiliates, and the Company, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners. For the year ended December 31, 2013, RSO recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. RSO's investment balance of $16.2 million at December 31, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. Using the equity method, RSO recognized a loss of $470,000 during the year ended December 31, 2013, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. RSO's investment in LCF was $1.5 million at December 31, 2013 and is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the years ended December 31, 2013 and 2012, RSO paid RREM management fees of $38,000 and $39,000, respectively. For the years ended December 31, 2013 and 2012, RSO recorded income of $148,000 and losses of $135,000, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statement of income. The investment balance of $674,000 and $526,000 at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
RSO's resulting interest from the November 16, 2011 formation of LEAF is accounted for under the equity method. RSO recorded losses of $183,000 and $3.3 million for the years ended December 31, 2013 and 2012, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. No such loss was recorded for the year ended December 31, 2011. RSO's investment in LEAF was valued at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively, and is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from the Company at book value. RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the years ended December 31, 2013, 2012 and 2011, RSO paid RREM management fees of $28,000, $45,000 and $55,000, respectively. For the years ended December 31, 2013, 2012 and 2011, RSO recorded income of $278,000, $683,000 and $112,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of income. The investment balance of zero and $2.3 million at December 31, 2013 and 2012, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II. RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the years ended December 31, 2013, 2012 and 2011, RSO recognized $2.4 million, $2.5 million and $3.3 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $191,000, $183,000 and $277,000, respectively, of amortization of deferred debt issuance costs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$548,219	$16,915	$—	$1,197,042
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

December 31, 2012:
Allowance for Loan Losses:
Allowance for losses at January 1, 2012	$24,221	$3,297	$—	$—	$27,518
Provision for loan loss	5,225	11,593	—	—	16,818
Loans charged-off	(21,460)	(5,185)	—	—	(26,645)
Allowance for losses at December 31, 2012	$7,986	$9,705	$—	$—	$17,691
Ending balance:
Individually evaluated for impairment	$2,142	$3,236	$—	$—	$5,378
Collectively evaluated for impairment	$5,844	$6,469	$—	$—	$12,313
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$177,055	$4,689	$—	$8,324	$190,068
Collectively evaluated for impairment	$489,996	$1,187,874	$—	$—	$1,677,870
Loans acquired with deteriorated credit quality	$—	$751	$—	$—	$751
Credit quality indicators
Bank Loans
RSO uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating.  RSO also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  RSO considers metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading its bank loans.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2013
Bank loans	$477,754	$42,476	$18,806	$2,333	$3,554	$6,850	$551,773

As of December 31, 2012
Bank loans	$1,095,148	$33,677	$27,837	$16,318	$5,440	$14,894	$1,193,314
All of RSO’s bank loans were performing with the exception of three loans with an amortized cost of $3.6 million as of December 31, 2013, one of which defaulted in 2012, one of which defaulted as of March 31, 2013 and one of which defaulted as of June 30, 2013. As of December 31, 2012, all of RSO’s bank loans were performing with the exception of five loans with an amortized cost of $5.4 million, one of which defaulted as of December 31, 2012, three of which defaulted as of March 31, 2012, (including a loan acquired with deteriorated credit quality as a result of the acquisition of Whitney CLO I), and one of which defaulted as of December 31, 2011.
Commercial Real Estate Loans
RSO uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing RSO’s highest rating and 4 representing its lowest rating.  RSO designates loans that are sold after the period ends at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, RSO considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311

As of December 31, 2012
Whole loans	$427,456	$—	$106,482	$—	$34,000	$567,938
B notes	16,327	—	—	—	—	16,327
Mezzanine loans	38,296	—	44,490	—	—	82,786
	$482,079	$—	$150,972	$—	$34,000	$667,051
All of RSO’s commercial real estate loans were performing as of December 31, 2013 and 2012.
Residential Mortgage Loans
Residential mortgage loans are reviewed periodically for collectability in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing underlying conditions. RSO also designates loans that are sold after the period ends as held for sale at the lower of their fair market value or cost.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
December 31, 2013:
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans	—	—	3,554	3,554	548,219	551,773	—
Residential mortgage loans	234	91	268	593	16,322	16,915	—
Loans receivable-related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,397,818	$1,401,965	$—

December 31, 2012:
Whole loans	$—	$—	$—	$—	$567,938	$567,938	$—
B notes	—	—	—	—	16,327	16,327	—
Mezzanine loans	—	—	—	—	82,786	82,786	—
Bank loans	1,549	—	3,891	5,440	1,187,874	1,193,314	—
Loans receivable-related party	—	—	—	—	8,324	8,324	—
Total loans	$1,549	$—	$3,891	$5,440	$1,863,249	$1,868,689	$—
Impaired Loans
The following tables show impaired loans indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$137,959	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$156,331	$163,531	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$211,158	$(7,193)	$186,315	$11,676

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans without a specific valuation allowance:
Whole loans	$115,841	$115,841	$—	$114,682	$3,436
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$367
Bank loans	$—	$—	$—	$—	$—
Loans receivable - related party	$6,754	$6,754	$—	$—	$851
Loans with a specific valuation allowance:
Whole loans	$23,142	$23,142	$(2,142)	$22,576	$801
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$5,440	$5,440	$(3,236)	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$138,983	$138,983	$(2,142)	$137,258	$4,237
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	367
Bank loans	5,440	5,440	(3,236)	—	—
Loans receivable - related party	6,754	6,754	—	—	851
	$189,249	$189,249	$(5,378)	$175,330	$5,455
Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2013:
Whole loans	5	$143,484	$147,826
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	6	$150,076	$154,418

Year Ended December 31, 2012:
Whole loans	6	$143,261	$126,946
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable	1	7,797	7,797
Total loans	8	$189,130	$172,815
As of December 31, 2013 and 2012, there were no troubled-debt restructurings that subsequently defaulted.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

J.	Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of the preferred equity of, and began consolidating, Whitney CLO I, one of the RCAM CLOs. As a result of this transaction and the consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain (loss) on consolidation in RSO's consolidated statement of income during the year ended December 31, 2012. In May 2013, RSO purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on RSO's consolidated statement of income during the year ended December 31, 2012. Upon acquisition of PCA, RSO recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
RSO recorded amortization expense on intangible assets of $2.0 million for the year ended December 31, 2013, and expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 7.7 years and 8.7 years at December 31, 2013 and 2012, respectively and the accumulated amortization was $12.5 million and $10.5 million at December 31, 2013 and 2012, respectively.
The following table summarizes intangible assets at December 31, 2013 and 2012 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
December 31, 2013:
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822

December 31, 2012:
Investment in RCAM	$21,213	$(8,108)	$13,105
Investments in real estate:
In-place leases	2,461	(2,379)	82
Above (below) market leases	29	(24)	5
Total intangible assets	$23,703	$(10,511)	$13,192

For the years ended December 31, 2013, 2012 and 2011, RSO recognized $5.3 million, $7.0 million and $7.8 million, respectively, of fee income related to the investment in RCAM.
On October 31, 2013, RSO through its taxable REIT subsidiary, RCC Residential, Inc. acquired PCA, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. The total cost of the acquisition including legal and other professional fees was $333,000. All legal and professional fees were expensed as incurred. RSO’s acquisition of PCA represents a return to the residential mortgage investment market by providing a residential mortgage origination platform.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

As part of this transaction, a key employee of PCA was granted approximately $800,000 of RSO’s restricted stock. The grant is accounted for as compensation and is being amortized to equity compensation expense over three years, the vesting period. Dividends declared on the stock while unvested are recorded as compensation expense. Dividends declared after the stock vests will be recorded as a distribution. For the year ended December 31, 2013, $48,000 of amortization of this stock grant was recorded to equity compensation expense on RSO's consolidated statement of income and $27,000 of compensation expense related to dividends on unvested shares was recorded to general and administrative expense on RSO’s consolidated statement of income.
The purchase price has been allocated to the assets acquired and liabilities assumed based upon RSO’s best estimate of fair value, with any shortage under the net tangible and intangible assets acquired allocated to gain on bargain purchase. The gain on bargain purchase resulted from the stock grant described above being accounted for as compensation under GAAP and was recorded as other income (expense) on RSO's consolidate statement of income.
The valuation of the identified intangibles, including wholesale and correspondent relationship assets, totaling $600,000, which relates to PCA’s operations, was determined based upon estimated net profits, after taxes, to be received as a result of those relationships. The wholesale correspondent relationships are being amortized over their estimated useful life of two years.
The following table sets forth the allocation of the purchase price (in thousands):

Assets acquired:
Cash and cash equivalents	$1,233
Loans held for sale	15,021
Loans held for investment	2,071
Wholesale and correspondent relationships	600
Other assets	5,828
Total assets	24,753

Less: Liabilities assumed:
Borrowings	14,584
Other liabilities	2,165
Total liabilities	16,749

Gain on bargain purchase	391
Total cash purchase price	$7,613
Although no further purchase price adjustments for PCA are anticipated, RSO has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, RSO's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as RSO completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in RSO's consolidated financial statements, retrospectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

K.	Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at December 31, 2013 and 2012 is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2013:
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115	August 2006
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933	June 2007
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586	December 2013
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736	August 2005
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930	May 2006
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796	May 2007
Whitney CLO I Securitized Borrowings(1)	440	—	440	—%	N/A	885	N/A
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—	May/Sept 2006
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—	October 2013
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186	N/A
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949	N/A
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487	N/A
Total	$1,319,810	16,216	1,336,026	1.87%	13.1 years	$1,508,603

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2012:
RREF CDO 2006-1 Senior Notes	$145,664	$755	$146,419	1.42%	33.6 years	$295,759	August 2006
RREF CDO 2007-1 Senior Notes	225,983	1,485	227,468	0.81%	33.8 years	292,980	June 2007
Apidos CDO I Senior Notes	202,969	273	203,242	1.07%	4.6 years	217,745	August 2005
Apidos CDO III Senior Notes	221,304	659	221,963	0.80%	7.5 years	232,655	May 2006
Apidos Cinco CDO Senior Notes	320,550	1,450	322,000	0.82%	7.4 years	344,105	May 2007
Apidos CLO VIII Senior Notes	300,951	16,649	317,600	2.16%	8.8 years	351,014	Paid in full October 2013
Apidos CLO VIII Securitized Borrowings (3)	20,047	—	20,047	15.27%	8.8 years	—	Paid in full October 2013
Whitney CLO I Senior Notes	171,555	2,548	174,103	1.82%	4.2 years	191,704	Paid in full September 2013
Whitney Securitized Borrowings (1)	5,860	—	5,860	9.50%	4.2 years	—	Paid in full September 2013
Unsecured Junior Subordinated Debentures (2)	50,814	734	51,548	4.26%	23.7 years	—	May/Sept 2006
CRE - Term Repurchase Facilities (3)	58,834	348	59,182	2.89%	18 days	85,390	N/A
CMBS - Term Repurchase Facility (4)	47,469	23	47,492	1.52%	18 days	59,845	N/A
Mortgage Payable	13,600	—	13,600	4.17%	5.6 years	18,100	Paid in full September 2013
Total	$1,785,600	$24,924	$1,810,524	1.62%	12.5 years	$2,089,297

(1)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Senior Notes, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amount also includes accrued interest costs of $26,000 and $79,000 related to CRE repurchase facilities as of December 31, 2013 and 2012, respectively.

(4)	Amount also includes accrued interest costs of $22,000 and $23,000 related to CMBS repurchase facilities as of December 31, 2013 and 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Securitizations
RCC CRE Notes 2013
In December 2013, RSO closed CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans. The investments held by CRE Notes 2013 securitized the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders. CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class D senior notes (rated BBB:DBRS), class E senior notes (rated BB:DBRS) and class F senior notes (rated B:DBRS) for $30.0 million. In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by CRE Notes 2013 but are senior in right of payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by CRE Notes 2013. There is no reinvestment period for CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down. As of December 31, 2013, none of the notes have been paid down.

At closing, the senior notes issued to investors by CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.50%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.50%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.50%. All of the notes issued mature in December 2028, although RSO has the right to call the notes anytime after January 2016 until maturity. The weighted average interest rate on all notes issued to outside investors was 2.03% at December 31, 2013.

As a result of RSO’s ownership of senior notes, the notes retained at the CRE securitization's closing eliminate in consolidation.
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the class H senior notes (rated  BBB+:Fitch), class K senior notes (rated BBB-:Fitch), class L senior notes (rated BB:Fitch) and class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012, which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $63.4 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.84% and 0.81% at December 31, 2013 and 2012, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

During the year ended December 31, 2013 RSO did not repurchase any notes. During the year ended December 31, 2012, RSO repurchased and redeemed $50.0 million of Class A-1R notes and $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 78.85% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulted in a $14.9 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the year ended 2011, RSO repurchased $10.0 million of Class A-2 notes at a weighted average price of 61.25% to par which resulted in a $3.9 million gain.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $110.0 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of RSO’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.87% and 1.42% at December 31, 2013 and 2012, respectively.
During the year ended December 31, 2013 RSO did not repurchase any notes.  During the year ended December 31, 2012 RSO repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income. During the year ended December 31, 2011, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I and as of December 31, 2013 holds 68.3% of the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the outstanding notes by $103.7 million. The weighted average interest rate on all notes was 1.82% at December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Apidos CLO VIII
In October 2011, RSO closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt is owned by unrelated third parties.  The reinvestment period for Apidos CLO VIII will end in October 2014.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII. In 2013, Apidos CLO VIII was called and liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down the notes in full. The weighted average interest rate on all notes was 2.16% at December 31, 2012.
Apidos Cinco CDO
In May 2007, RSO closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos Cinco CDO ends in May 2014.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.74% and 0.82% at December 31, 2013 and 2012, respectively.
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
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.88% and 0.80% at December 31, 2013 and 2012, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $129.2 million of Class A-1 notes have been paid down.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

At closing, the senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.68% and 1.07% and at December 31, 2013 and 2012, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of December 31, 2013, $232.4 million of Class A-1 Notes have been paid down.
During the year ended December 31, 2012 RSO repurchased $2.0 million of the Class B notes in Apidos CDO I at a weighted average price of 85.11% to par which resulted in a $298,000  gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income.  During the years ended December 31, 2013 and 2011, RSO did not repurchase any notes.
6.0% Convertible Senior Notes
On October 21, 2013, RSO issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due in 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, RSO received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that RSO estimated would have been applicable without the conversion feature. The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% convertible senior notes is paid semi-annually and the 6.0% Convertible Senior Notes mature on December 1, 2018. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at RSO's option, except to preserve RSO's status as a REIT. On or after December 1, 2018, RSO may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require RSO to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, RSO common shares or a combination of cash and RSO common shares, at RSO's election.
Unsecured Junior Subordinated Debentures
In May 2006 and September 2006, RSO formed RCT I and RCT II, respectively, for the sole purpose of issuing and selling capital securities representing preferred beneficial interests.  Although RSO owns $774,000 of the common securities of RCT I and RCT II, RCT I and RCT II are not consolidated into RSO’s consolidated financial statements because RSO is not deemed to be the primary beneficiary of these entities.  In connection with the issuance and sale of the capital securities, RSO issued junior subordinated debentures to RCT I and RCT II of $25.8 million each, representing RSO’s maximum exposure to loss.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II are included in borrowings and are being amortized into interest expense in RSO's consolidated statements of income using the effective yield method over a ten year period.
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013 were $261,000 and $282,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2012, were $358,000 and $377,000, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2012, were 4.26% and 4.26%, respectively.
The rights of holders of common securities of RCT I and RCT II are subordinate to the rights of the holders of capital securities only in the event of a default; otherwise, the common securities’ economic and voting rights are pari passu with the capital securities.  The capital and common securities of RCT I and RCT II are subject to mandatory redemption upon the maturity or call of the junior subordinated debentures held by each.  Unless earlier dissolved, RCT I will dissolve on May 25, 2041 and RCT II will dissolve on September 29, 2041.  The junior subordinated debentures are the sole assets of RCT I and RCT II, mature on September 30, 2036 and October 30, 2036, respectively, and may be called at par by RSO any time after September 30, 2011 and October 30, 2011, respectively.  RSO records its investments in RCT I and RCT II’s common securities of $774,000 each as investments in unconsolidated entities and records dividend income upon declaration by RCT I and RCT II.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013				December 31, 2012
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$47,601	$56,949	44	1.38%	$42,530	$51,636	33	1.52%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	30,003	48,186	3	2.67%	58,834	85,390	8	2.89%
Deutsche Bank AG (3)	(300)	—	—	—%	N/A	N/A	N/A	N/A

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	1,862	3,098	1	1.46%
Deutsche Bank Securities, LLC	—	—	—	—%	3,077	5,111	1	1.46%

Residential Mortgage Financing Agreements
New Century Bank	11,916	13,089	74	4.17%	N/A	N/A	N/A	N/A
ViewPoint Bank, NA	2,711	3,398	17	4.58%	N/A	N/A	N/A	N/A
Totals	$91,931	$121,622			$106,303	$145,235

(1)	The Wells Fargo CMBS term facility borrowing includes $12,000 and $23,000, of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $732,000 and $348,000 of deferred debt issuance costs as of December 31, 2013 and 2012, respectively.

(3)	The Deutsche Bank term repurchase facility has not been utilized through December 31, 2013 and the borrowing includes $300,000 of deferred debt issuance costs as of December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on RSO's consolidated balance sheets.

	December 31, 2013				December 31, 2012
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$6,506	$8,345	7	1.65%	$12,180	$14,586	6	1.40%

CRE Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	17,020	24,814	4	0.99%	4,703	7,221	1	1.01%
Wells Fargo Securities, LLC	21,969	30,803	9	1.19%	3,533	5,444	1	1.46%
Deutsche Bank Securities, LLC	18,599	29,861	9	1.43%	—	—	—	—%
Totals	$64,094	$93,823			$20,416	$27,251

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
December 31, 2013:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC (4)	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

December 31, 2012:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,722	18	1.53%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$26,332	18	2.88%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$2,544	11	1.01%
Wells Fargo Securities, LLC (4)	$1,956	28	1.46%
Deutsche Bank Securities, LLC	$2,069	7	1.46%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$6.5 million and $12.2 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2013 and 2012, respectively.

(3)	$17.0 million of linked repurchase agreement borrowings are being included as derivative instruments as of December 31, 2013.

(4)	As of December 31, 2012, $3.5 million of linked repurchase agreement borrowings are being included as derivative instruments.
CMBS - Term Repurchase Facility
In February 2011, the RSO's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo.  The maximum amount of the 2011 Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a 0.25% initial structuring fee and a 0.25% extension fee upon exercise. The 2011 Facility has a current maturity date of January 31, 2015. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
The 2011 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed.  The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the RCC Subsidiaries to repay the purchase price for purchased assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

 The 2011 Facility also contains margin call provisions relating to a decline in the market value of a security. Under such circumstances, Wells Fargo may require the RCC Subsidiaries to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants as of December 31, 2013.
CRE - Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The facility had a maximum amount of $150.0 million and an initial 18 month term.  RSO paid an origination fee of 37.5 basis points (0.375%). On April 12, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February 27, 2015. The amendment also provides two additional one year extension option at RCC Real Estate's discretion. RCC Real Estate paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by RSO to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of RSO; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of December 31, 2013.
On July 19, 2013, RCC Real Estate's wholly owned subsidiary, RCC Real Estate SPE 5 ("SPE 5") entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility has a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. RSO paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. RSO guaranteed SPE 5's performance of its obligations under the DB Facility. There were no outstanding borrowings under this facility as of December 31, 2013 or 2012.
The DB Facility contains provisions that provide DB with certain rights if certain credit events have occurred with respect to one or more assets financed on the DB Facility to require SPE 5 to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the DB Facility, or may only be required to the extent of the availability of such payments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or RSO; breaches of covenants and/or certain representations and warranties; performance defaults by RSO; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against RSO; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of RSO. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. RSO was in compliance with all financial debt covenants as of December 31, 2013.
Short-Term Repurchase Agreements - CMBS
On November 6, 2012, RCC Real Estate entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity. Interest rates reset monthly.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement has an initial 12 month term with monthly resets of interest rates.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.

Residential Mortgage Financing Agreements
PCA has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of July 2, 2014, which was amended from the original terms over the course of four amendments. At December 31, 2013, PCA had borrowed $11.9 million under this facility. The facility bears interest at one-month LIBOR plus 3.50%. RSO did not own PCA nor was it party to the agreement with New Century at December 31, 2012.
The New Century facility contains provisions that provide New Century with certain rights if certain credit events have occurred with respect to one or more assets financed on the New Century facility to require PCA to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the New Century facility, or may only be required to the extent of the availability of such payments.
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCA's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCA's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCA; a judgment in an amount greater than $10,000 against PCA or $50,000 in the aggregate against PCA. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCA to maintain a minimum maintenance balance account at all times of $1.5 million. PCA was in compliance with all financial debt covenants as of December 31, 2013.
PCA has a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At December 31, 2013, PCA had borrowed $2.7 million. The facility bears interest at one-month LIBOR with a 4.00% floor. RSO did not own PCA nor was it party to the agreement with ViewPoint at December 31, 2012.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The ViewPoint facility contains provisions that provide ViewPoint with certain rights if certain credit events have occurred with respect to one or more assets financed on the ViewPoint facility to require either PCA to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the ViewPoint facility, or may only be required to the extent of the availability of such payments. The agreement requires PCA to maintain a minimum balance in a deposit account at all times of $1.0 million.
PCA received a waiver on a covenant due to an event of default that requires PCA to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCA's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCA was in compliance with all other financial covenant requirements under the agreement as of December 31, 2013.
Mortgage Payable
On August 1, 2011, RSO, through RCC Real Estate, purchased Whispertree Apartments, a 504 unit multi-family property located in Houston, Texas, for $18.1 million.  The property was 95% occupied at acquisition.  In conjunction with the purchase of the property, RSO entered into a seven year mortgage of $13.6 million with a lender.  The mortgage bore interest at a rate of one-month LIBOR plus 3.95%.  As of December 31, 2012 the borrowing rate was 4.17%. At December 31, 2013, there were no outstanding borrowings under this agreement as the property was sold and the underlying mortgage was repaid in 2013.

L.    Related party transactions - RSO
Relationship with LEAF. LEAF Financial originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into another amendment to extend the maturity to February 15, 2015. The loan amount outstanding at December 31, 2013 and 2012 was $5.7 million and $6.8 million, respectively.
RSO's resulting interest from the formation of LEAF is accounted for under the equity method. For the years ended December 31, 2013 and 2012, RSO recorded a loss of $183,000 and $3.3 million, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statement of income.  No such income or loss was incurred for the year ended December 31, 2011. RSO’s investment in LEAF was valued at $41.0 million and $33.1 million as of December 31, 2013 and 2012, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of the Company, was sold to CVC Credit Partners, a joint venture entity in which the Company owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2013, 2012 and 2011, CVC Credit Partners incurred subordinated fees of $643,000 and $800,000 and $1.0 million, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity interest in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the partnership and the Master Fund is CVC Credit Partners. CVC Capital Partners SICAV-FIS, S.A. ("CVC"), together with its affiliates, and the Company, own a majority and a significant minority, respectively, of the investment manager. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners. For the year ended December 31, 2013, RSO recorded earnings of $1.2 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. The fund's investment balance of $16.2 million at December 31, 2013 is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with TBBK. Mr. Daniel G. Cohen, or Mr. D. Cohen, is the Chairman of the Board and Mrs. Betsy Z. Cohen, or Mrs. B. Cohen, is the Chief Executive Officer of TBBK and its subsidiary bank. Mrs. B. Cohen is the wife of Mr. E. Cohen, and Mr. E. Cohen and Mrs. B. Cohen are the parents of Messrs. J. Cohen, RSO's President and Chief Executive Officer, and D. Cohen. Walter Beach, a director of TBBK since 1999, has also served as a director of RSO since March 2005. On July 7, 2011, RSO and RCC Real Estate entered into a $10.0 million revolving credit facility with TBBK. The note matured on June 30, 2012 and was not renewed.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2013, 2012 and 2011, RSO paid Ledgewood $360,000 and $438,000 and $238,000, respectively, in connection with legal services rendered to RSO.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

RSO reports its investment securities available-for-sale at fair value. To determine fair value, RSO uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates. These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, RSO will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
RSO reports its investment securities, trading at fair value, based on an independent third-party valuation. RSO evaluates the reasonableness of the valuation it receives by using a dealer quote. If there is a material difference between the value indicated by the third party and a quote RSO receives, RSO's management will evaluate the difference. Any changes in fair value are recorded on RSO’s results of operations as net unrealized (loss) gain on investment securities, trading.
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
The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - Linked Transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	—	395	10,191	10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

December 31, 2012:
Assets:
Investment securities, trading	$—	$—	$24,843	$24,843
Investment securities available-for-sale	9,757	132,561	89,272	231,590
CMBS - Linked Transactions	—	4,802	2,033	6,835
Total assets at fair value	$9,757	$137,363	$116,148	$263,268

Liabilities:
Derivatives (net)	—	610	14,077	14,687
Total liabilities at fair value	$—	$610	$14,077	$14,687
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2012	$58,508
Total gains or losses (realized or unrealized):
Included in earnings	14,105
Purchases	8,341
Sales	(37,632)
Paydowns	(2,012)
Transfers into Level 3	66,381
Unrealized (losses) – included in accumulated other comprehensive income	8,457
Beginning balance, January 1, 2013	116,148
Total gains or losses (realized or unrealized):
Included in earnings	10,094
Purchases	106,570
Sales	(37,499)
Paydowns	(41,571)
Unrealized gains (losses) – included in accumulated other comprehensive income	362
Transfers into level 3	94,895
Ending balance, December 31, 2013	$248,999
RSO is not able to obtain significant observable inputs and market data points due to a change in methodology whereby RSO began using a third party valuation firm to determine fair value. As a result, $94.9 million of CMBS (including certain CMBS accounted for as linked transactions, were reclassified to Level 3 during the year ended December 31, 2013.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2012	$12,000
Unrealized losses – included in accumulated other comprehensive income	2,077
Beginning balance, January 1, 2013	14,077
Unrealized losses – included in accumulated other comprehensive income	(3,886)
Ending balance, December 31, 2013	$10,191
RSO had $328,000, $42,000 and $4.6 million of losses included in earnings due to the other-than-temporary impairment charges of during the years ended December 31, 2013, 2012 and 2011, respectively. With respect to December 31, 2013 and 2012 RSO recorded final charge-off adjustments on assets that had previous principal losses and in 2011 there was an other-than-temporary impairment taken on one asset. These losses are included in the consolidated statements of operations as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $7.8 million and $11.4 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013:
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141

December 31, 2012:
Assets:
Loans held for sale	$—	$14,894	$34,000	$48,894
Impaired loans	—	4,366	21,000	25,366
Total assets at fair value	$—	$19,260	$55,000	$74,260
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$10,191	Discounted cash flow	Weighted average credit spreads	5.03%
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheets.  The fair value of RSO’s investment securities-trading is reported in section D. Investment securities - trading section above. The fair value of RSO’s investment securities available-for-sale is reported in section E. Investment securities available-for-sale above.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The fair values of RSO’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304

December 31, 2012:
Loans held-for-investment	$1,793,780	$1,848,617	$—	$1,186,642	$661,975
Loans receivable-related party	$8,324	$8,324	$—	$—	$8,324
CDO notes	$1,614,883	$1,405,124	$—	$1,405,124	$—
Junior subordinated notes	$50,814	$17,308	$—	$—	$17,308
Repurchase agreements	$106,303	$106,303	$—	$—	$106,303
RAI - Other VIEs
VIEs not consolidated
The Company’s investments in RRE Opportunity REIT I and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT I, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from managed entities and related parties, net on the Consolidated Balance Sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2013.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2013 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT I	$—	$2,549	$2,549
Ischus entities	204	—	204
Trapeza entities	—	777	777
	$204	$3,326	$3,530

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

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
The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$4,601	$11,497	$7,839
State	1,068	776	4,596
Total current	5,669	12,273	12,435

Deferred:
Federal	(5,116)	1,769	(305)
State	(1,594)	560	(94)
Total deferred	(6,710)	2,329	(399)
Income tax provision (benefit)	$(1,041)	$14,602	$12,036
A reconciliation of the income tax benefit (provision) based upon the statutory tax rate to the effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Statutory tax rate	$(588)	$9,518	$6,324
State and local taxes, net of federal benefit	(728)	225	2,641
Permanent Adjustments	2	32	—
Subpart F income	—	3,458	1,991
Basis difference in LEAF investment	—	—	1,080
Prior period tax expense	253	—	—
Other items	20	1,369	—
	$(1,041)	$14,602	$12,036

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets related to:
Investment in securities	$118	$118
Intangible assets basis difference	2,725	2,557
Federal, state and local loss carryforwards	941	45
Subpart F income	1,359	12
Partnership investment	2	34
Deferred revenue	23	—
Accrued expenses	44	—
Total deferred tax assets	5,212	2,766
Valuation allowance	—	—
Total deferred tax assets	$5,212	$2,766

Deferred tax liabilities related to:
Unrealized loss on investments	$(3,764)	$(4,286)
Equity investments	(153)	(838)
Basis difference in LEAF investment	(195)	(185)
Subpart F income	—	(3,067)
Total deferred tax liabilities	$(4,112)	$(8,376)
Apidos CDO I, Apidos CDO III and Apidos Cinco CDO, Apidos CLO VIII, and Whitney CLO I, and Harvest CLO VII, RSO's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Harvest CLO VII, Ireland, and are generally exempt from federal and state income at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” RSO will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, and Whitney CLO I's and Harvest CLO VII's current taxable income in its calculation of REIT taxable income.
On October 27, 2011 RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 through December 31, 2012 the earnings from Apidos CDO I are included in RSO's calculation of REIT taxable income. On December 11, 2012, RSO reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in RSO's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 through December 31, 2012, the earnings from Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.
On November 12, 2012, RSO reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I.  As a result, for the period November 12, 2012 through December 31, 2012, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from November 12, 2012 through December 31, 2012 has been recorded.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2013

On February 13, 2013, RSO reorganized the ownership structure of Apidos Cinco CDO and Whitney CLO I. As a result, for the period January 1, 2013 through February 12, 2013, the earnings from Apidos Cinco CDO and Whitney CLO I are excluded from RSO’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through February 12, 2013 has been recorded. Also as a result of the reorganization on February 13, 2013, for the period February 13, 2013 and ending December 31, 2013 the earnings from Apidos Cinco CDO and Whitney CLO I are included in RSO’s calculation of REIT taxable income.
On March 8, 2013 RSO reorganized the ownership structure of Apidos CDO III. As a result, the earnings from Apidos CDO III for the period January 1, 2013 through March 7, 2013 are excluded from RSO’s calculation of REIT taxable income and are subject to corporate tax. Accordingly, a provision for income taxes on the earnings from January 1, 2013 through March 7, 2013 has been recorded. Also as a result of the reorganization on March 8, 2013, for the period March 8, 2013 and ending December 31, 2013 the earnings from Apidos CDO III are included in RSO’s calculation of REIT taxable income.
On September 10, 2013, RSO acquired approximately 9.5% of the equity of Harvest CLO VII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
Effective January 1, 2007, RSO adopted the provisions of FASB's guidance for uncertain tax positions. This implementation did not have an impact on RSO's consolidated balance sheets or consolidated statements of income. The guidance prescribes that a tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. RSO is required to disclose its accounting policy for classifying interest and penalties, the amount of interest and penalties charged to expense each period as well as the cumulative amounts recorded in the consolidated balance sheets. RSO will continue to classify any tax penalties as other operating expenses and any interest as interest expense. RSO does not have any unrecognized tax benefits that would affect RSO's financial position.
As of December 31, 2013, RSO had $2.1 million of federal net operating losses and $2.0 million of sate net operating losses. The federal net operating losses will begin to expire in 2032; the state net operating losses will begin to expire in 2032. RSO has concluded that it is more likely than not that all losses will be utilized during their respective carry forward periods; and as such, a valuation allowance has not been established against these deferred tax assets.
As of December 31, 2013, income tax returns for the calendar years 2010 - 2013 remain subject to examination by the IRS and/or any state or local taxing jurisdiction. RSO has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statute of limitations in relation to any previous year.
NOTE 24 – SUBSEQUENT EVENTS
On February 6, 2014, Resource Real Estate Opportunity REIT II, Inc. (“RRE Opportunity REIT II”) commenced its initial public offering of common stock and will focus on acquiring under-performing multifamily rental properties, distressed real estate and performing loans. RRE Opportunity REIT II is offering up to $1.0 billion in common stock at a maximum price of $10 per share. Resource Real Estate will be the external manager.
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
Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and as a result of the material weakness in our internal control over financial reporting discussed in "Remediation Plan for Material Weakness in Internal Control Over Financial Reporting" below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework in 1992.  Based upon this assessment, our management concluded that, as a result of the material weakness with respect to the consolidation of Resource Capital Corp (“RSO”), a variable interest entity, our internal control over financial reporting was not effective as of December 31, 2013.
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
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2013.  Their report dated March 17, 2014, which is included following this Item 9A, expressed an adverse opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
We are in the process of implementing new procedures to strengthen our internal control over financial reporting. As we disclosed and discussed in our previously filed Form 10-Q for the three and nine month period ended September 30, 2013, we designed and formalized new documentation processes and procedures relative to the valuation of our legacy real estate investments in response to the material weakness in our internal control over financial reporting that was identified in our 2012 fiscal year. Other than these changes, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
Management has evaluated its internal control over financial reporting with respect to its determination that RSO should be consolidated and has concluded that the deficiency was associated with our misapplication of the accounting guidance and the insufficient review of the accounting for the consolidation of variable interest entities.
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

Subject to an adequate passage of time to test the adequacy and effectiveness of the controls put into place during our third quarter, management believes that the implementation of these new control processes and procedures will remediate the material weakness in its internal control over financial reporting and, as a result, its disclosure controls and procedures.

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the internal control over financial reporting of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Management concluded that its controls surrounding the supervision and review of management’s analyses over the accounting for variable interest entities were ineffective as of December 31, 2013.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified on those financial statements.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 17, 2014

Back to Index

Back to Index

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders, as filed on or before April 30, 2014 (“2014 proxy statement”), which is incorporated herein by this reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our 2014 proxy statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our 2014 proxy statement, which is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.
The information required by this item will be set forth in our 2014 proxy statement, which is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our 2014 proxy statement, which is incorporated herein by this reference.

Back to Index

Back to Index

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements − December 31, 2013

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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated February 10, 2014.
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7	Employment Agreement between Alan Feldman and Resource America, Inc., dated January 29, 2009.
10.8(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.8(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (6)

Back to Index

Back to Index

10.8(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.8(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8(e)	Fourth Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (13)
10.9	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.10	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011. (10)
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk factors of Resource Capital Corp.
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 13, 2013 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
March 17, 2014	By:	/s/ Jonathan Z. Cohen
JONATHAN Z. COHEN
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 17, 2014
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	March 17, 2014
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	March 17, 2014
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	March 17, 2014
CARLOS C. CAMPBELL

/s/ Donald W. Delson	Director	March 17, 2014
DONALD W. DELSON

/s/ Hersh Kozlov	Director	March 17, 2014
HERSH KOZLOV

/s/ Robert L. Lerner	Director	March 17, 2014
ROBERT L. LERNER

/s/ Andrew M. Lubin	Director	March 17, 2014
ANDREW M. LUBIN

/s/ John S. White	Director	March 17, 2014
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	March 17, 2014
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President	March 17, 2014
ARTHUR J. MILLER	and Chief Accounting Officer
(Principal Accounting Officer)

Back to Index

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-off Against the Allowance, Net of Recoveries		Balance at End of Year
Allowance for management fees – commercial finance:
December 31, 2013	$29,586	$6,643	$—		$36,229
December 31, 2012	10,307	19,279	—		29,586
December 31, 2011	2,486	7,821	—		10,307

Allowance for management fees – real estate:
December 31, 2013	$2,517	$(2,518)	$1		$—
December 31, 2012	2,268	389	(140)		2,517
December 31, 2011	—	2,268	—		2,268

Allowance for doubtful accounts– financial fund management:
December 31, 2013	$457	$199	$(656)		$—
December 31, 2012	—	457	—		457
December 31, 2011	—	—	—		—

Allowance for investments in commercial finance assets:
December 31, 2013	$—	$(42)	$42		$—
December 31, 2012	—	(16)	16		—
December 31, 2011	210	1,187	(1,397)	(1)	—

Allowance for rent receivables:
December 31, 2013	$68	$(17)	$(37)		$14
December 31, 2012	29	39	—		68
December 31, 2011	—	29	—		29

(1)    Includes a $482,000 reduction due to the deconsolidation of LEAF.

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2013
(dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I
Description	Encumbrances	Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income is Computed
		Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real Estate Owned:
Hotel Savannah, GA	$10,287	$10,187	$6,516	$16,703	$6,199	1853	6/30/2005	40 years
Commercial Philadelphia, PA	—	2,874	374	3,248	2,467	1924	1/9/2009	37 years
	$10,287	$13,061	$6,890	$19,951	$8,666

	Years Ended
	2013	2012	2011
Balance, beginning of year	$19,987	$21,389	$23,345
Additions:
Improvements	342	198	27
	20,329	21,587	23,372
Deductions:
Cost of real estate sold	—	1,600	—
Other	378	—	117
LEAF deconsolidation	—	—	1,866
Balance, end of year	$19,951	$19,987	$21,389