Form 10-Q
period 2014-03-31
RESOURCE AMERICA, INC.
filed 2014-05-12
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on May 5, 2014 was 20,375,918 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$17,210	$19,853
Restricted cash	627	571
Receivables	572	541
Loans and receivables from managed entities and related parties, net	34,506	30,923
Investments in real estate, net	17,167	17,696
Investment securities, at fair value	9,100	7,839
Investments in unconsolidated loan manager (see Note 8)	38,181	37,821
Investments in unconsolidated entities	13,609	14,342
Assets of consolidated variable interest entity ("VIE") - RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	282,638	325,579
Investments, at fair value	243,538	226,764
Loans	1,618,060	1,397,458
Investments in real estate and unconsolidated entities	117,280	124,193
Other assets	79,819	76,467
Total assets of consolidated VIE - RSO	2,341,335	2,150,461

Property and equipment, net	5,566	5,844
Deferred tax assets, net	26,587	27,769
Other assets	5,431	4,791
Total assets	$2,509,891	$2,318,451

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,698	$22,134
Payables to managed entities and related parties	3,112	3,110
Borrowings	20,501	20,619
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,502,266	1,320,015
Other liabilities	56,934	55,247
Total liabilities of consolidated VIE - RSO	1,559,200	1,375,262
Total liabilities	1,605,511	1,421,125

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 30,807,746 and 30,378,339 shares issued (including nonvested restricted stock of 689,904 and 400,194), respectively	301	299
Additional paid-in capital	288,958	288,555
Accumulated deficit	(26,023)	(26,025)
Treasury stock, at cost; 10,440,319 and 10,434,436 shares, respectively	(107,905)	(107,874)
Accumulated other comprehensive loss	(1,164)	(1,231)
Total stockholders’ equity	154,167	153,724
Noncontrolling interests	221	238
Noncontrolling interests attributable to RSO	749,992	743,364
Total equity	904,380	897,326
	$2,509,891	$2,318,451

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES:
Real estate (includes revenues of $2,683 and $2,288 related to RSO)	$13,275	$11,340
Financial fund management (includes revenues of $207 and $381 related to RSO)	7,075	4,287
Commercial finance (includes no revenue related to RSO)	(99)	(178)
	20,251	15,449
Revenues from consolidated VIE - RSO (see Note 19)	31,931	30,578
Elimination of consolidated VIE revenues attributed to operating segments	(2,880)	(2,700)
Total revenues	49,302	43,327
COSTS AND EXPENSES:
Real estate	8,875	9,440
Financial fund management	4,389	2,528
Commercial finance	103	45
General and administrative	3,154	2,153
Provision for credit losses	1,208	338
Depreciation and amortization	451	416
	18,180	14,920
Expenses from consolidated VIE - RSO (see Note 19)	13,124	16,188
Elimination of consolidated VIE expenses attributed to operating segments	(2,819)	(2,654)
Total expenses	28,485	28,454
OPERATING INCOME	20,817	14,873

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	—	(214)
Interest expense	(483)	(494)
Other income (expense), net	165	189
	(318)	(519)
Other (expense) income, net, from consolidated VIE - RSO (see Note 19)	(1,331)	—
Elimination of consolidated VIE other income attributed to operating segments	18	31
	(1,631)	(488)
Income from continuing operations before taxes	19,186	14,385
Income tax provision (benefit)	1,069	(146)
Income tax provision - RSO	16	1,762
Income from continuing operations	18,101	12,769
Loss from discontinued operations, net of tax	—	(2)
Net income	18,101	12,767
Net loss attributable to noncontrolling interests	40	43
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(17,151)	(12,314)
Net income attributable to common shareholders	$990	$496
Amounts attributable to common shareholders:
Income from continuing operations	$990	$498
Discontinued operations	—	(2)
Net income	$990	$496

Basic earnings per share:
Continuing operations	$0.05	$0.02
Discontinued operations	—	—
Net income	$0.05	$0.02
Weighted average shares outstanding	20,252	20,124

Diluted earnings per share:
Continuing operations	$0.04	$0.02
Discontinued operations	—	—
Net income	$0.04	$0.02
Weighted average shares outstanding	22,027	21,815

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$18,101	$12,767

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale, net of tax of $19 and $(217)	28	(351)
Reclassification for losses realized, net of tax of $0 and $83	—	131
	28	(220)
Reclassification for losses realized, net of tax of $33 and $9	36	87

Unrealized gain on hedging contracts, net of tax of $1 and $5	1	5

Foreign currency translation gain, net of tax of $0 and $0	2	—
Subtotal - activity related to RAI	67	(128)

Activity related to consolidated VIE - RSO:
Unrealized (losses) gains on available for sale securities, net	(1,754)	5,223
Reclassification adjustments for realized gains realized in net income	1,465	(627)
Unrealized gain on derivatives, net	387	652
Reclassification adjustments associated with realized losses from interest rate hedges included in net income	70	55
Foreign currency translation gain	(196)	—
Subtotal - activity related to RSO	(28)	5,303
Subtotal - other comprehensive income	39	5,175
Comprehensive income	18,140	17,942
Less: Comprehensive income attributable to noncontrolling interests	(17,083)	(17,574)
Comprehensive income attributable to common shareholders	$1,057	$368

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests RSO	Total Equity
Balance, December 31, 2013	19,943,903	$299	$288,555	$(26,025)	$(107,874)	$(1,231)	$153,724	$238	$743,364	$897,326
Net income	—	—	—	990	—	—	990	(40)	17,151	18,101
Treasury shares issued	17,181	—	(19)	—	177	—	158	—	—	158
Stock-based compensation	429,407	2	422	—	—	—	424	—	—	424
Repurchase of common stock	(23,064)	—	—	—	(208)	—	(208)	—	—	(208)
Cash dividends	—	—	—	(988)	—	—	(988)	—	—	(988)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	(10,495)	(10,495)
Other	—	—	—	—	—	—	—	23	—	23
Other comprehensive income (loss)	—	—	—	—	—	67	67	—	(28)	39
Balance, March 31, 2014	20,367,427	$301	$288,958	$(26,023)	$(107,905)	$(1,164)	$154,167	$221	$749,992	$904,380

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,101	$12,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	494	456
Provision for credit losses	1,208	338
Unrealized losses (gains) on trading securities	71	(745)
Equity in earnings of unconsolidated entities	(631)	(1,261)
Distributions from unconsolidated entities	1,510	716
Other-than-temporary impairment on investments	—	214
Gain on sale of investment securities, net	(188)	(517)
Gain on sale of assets	—	(1,606)
Deferred income tax provision (benefit)	1,069	(146)
Equity-based compensation issued	404	293
Trading securities purchases and sales, net	(442)	2,831
Loss from discontinued operations	—	2
Changes in operating assets and liabilities	(4,980)	4,168
Change in cash attributable to operations of consolidated VIE - RSO	97,264	27,633
Net cash provided by operating activities	113,880	45,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42)	(171)
Payments received on real estate loans and real estate	—	2,049
Investments in unconsolidated real estate entities	(79)	(509)
Purchase of loans and securities by consolidated VIE - RSO	(217,701)	(209,991)
Principal payments and proceeds from sales received by consolidated VIE - RSO	136,561	275,199
Purchase of loans and investments	(678)	(1,526)
Decrease in restricted cash of consolidated VIE - RSO	(12,849)	(19,241)
Other investing activity of consolidated VIE	(25,013)	(4,035)
Net cash (used in) provided by investing activities	(119,801)	41,775

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	—	2,000
Principal payments on borrowings	(117)	(2,111)
Net borrowings (repayments) of debt by consolidated VIE - RSO	16,209	(104,196)
Dividends paid	(980)	(589)
Dividends paid on common stock by consolidated VIE - RSO	(24,964)	(20,422)
Net proceeds from issuance of common stock by consolidated VIE - RSO	15,660	44,862
Repurchase of common stock	—	(54)
Other	(56)	95
Other financing activity of consolidated VIE - RSO	(2,474)	(2,535)
Net cash provided by (used in) financing activities	3,278	(82,950)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(495)
Net cash used in discontinued operations	—	(495)

(Decrease) increase in cash	(2,643)	3,473
Cash, beginning of year	19,853	11,899
Cash, end of period	$17,210	$15,372

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). RSO is reflected on a consolidated basis with our financial statements for all periods presented (see Note 19).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company will continually assess its involvement with VIEs and re-evaluate the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.
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
The New York State 2014-2015 Budget Act (“N.Y. Budget Act”). The N.Y. Budget Act was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law. The Company anticipates that the legislation will reduce the amount of taxable income apportioned to New York State, thereby reducing its state effective income tax rate beginning in 2015.

Financing Receivables - Receivables from Managed Entities

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
Investment Securities
The Company’s investment securities available-for-sale, including investments in the collateralized loan obligation ("CLO") issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The investments in the common stock of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and in Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGP"), also an affiliated entity, is valued at net asset value. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. RREGP, an Australian investment fund structured as a unit trust, is managed by a joint venture which the Company consolidates due to its 75% ownership interest.
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company’s adoption of the following standard during the three months ended March 31, 2014 did not have a material impact on its consolidated financial position, results of operations or cash flows:
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance that addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for the Company beginning January 1, 2014. The adoption by the Company of this guidance did not have a material impact on its consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for the Company as of January 1, 2015, with early adoption permitted. The Company does not believe that adoption of this guidance will have a material impact on its consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of March 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$17,210	$—	$—	$17,210
Restricted cash	627	—	—	627
Receivables	660	—	(88)	572
Receivables from managed entities and related parties, net	37,109	—	(2,603)	34,506
Investments in real estate, net	17,167	—	—	17,167
Investment securities, at fair value	25,049	—	(15,949)	9,100
Investments in unconsolidated loan manager	38,181	—	—	38,181
Investments in unconsolidated entities	13,609	—	—	13,609
Assets of consolidated variable interest entities ("VIE") - RSO:
Cash and cash equivalents (including restricted cash)	—	282,638	—	282,638
Investments, at fair value	—	243,538	—	243,538
Loans	—	1,618,618	(558)	1,618,060
Investments in real estate and unconsolidated entities	—	117,280	—	117,280
Other assets - RSO	—	79,834	(15)	79,819
Total assets of consolidated VIE - RSO	—	2,341,908	(573)	2,341,335
Property and equipment, net	5,566	—	—	5,566
Deferred tax assets, net	35,463	—	(8,876)	26,587
Other assets	5,431	—	—	5,431
Total assets	$196,072	$2,341,908	$(28,089)	$2,509,891

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,698	$—	$—	$22,698
Payables to managed entities and related parties	3,127	—	(15)	3,112
Borrowings	21,059	—	(558)	20,501
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,502,089	177	1,502,266
Other liabilities	—	59,625	(2,691)	56,934
Total liabilities of consolidated VIE - RSO	—	1,561,714	(2,514)	1,559,200
Total liabilities	46,884	1,561,714	(3,087)	1,605,511
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	301	—	—	301
Additional paid-in capital	288,958	—	—	288,958
Accumulated deficit	(21,544)	—	(4,479)	(26,023)
Treasury stock, at cost	(107,905)	—	—	(107,905)
Accumulated other comprehensive loss	(10,843)	—	9,679	(1,164)
Total stockholders’ equity	148,967	—	5,200	154,167
Noncontrolling interests	221	—	—	221
Noncontrolling interest attributable to RSO	—	780,194	(30,202)	749,992
Total equity	149,188	780,194	(25,002)	904,380
	$196,072	$2,341,908	$(28,089)	$2,509,891

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table presents the consolidating statement of operations for the three months ended March 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$13,275	$—	$—	$13,275
Financial fund management	7,075	—	—	7,075
Commercial finance	(99)	—	—	(99)
	20,251	—	—	20,251
Revenues from consolidated VIE - RSO	—	31,931	—	31,931
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(2,880)	(2,880)
Total revenues	20,251	31,931	(2,880)	49,302
COSTS AND EXPENSES:
Real estate	8,875	—	—	8,875
Financial fund management	4,389	—	—	4,389
Commercial finance	103	—	—	103
General and administrative	3,154	—	—	3,154
Provision for credit losses	1,208	—	—	1,208
Depreciation and amortization	451	—	—	451
	18,180	—	—	18,180
Expenses from consolidated VIE - RSO	—	13,140	(16)	13,124
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(2,819)	(2,819)
Total expenses	18,180	13,140	(2,835)	28,485
OPERATING INCOME	2,071	18,791	(45)	20,817

OTHER INCOME (EXPENSE):
Interest expense	(483)	—	—	(483)
Other income, net	737	—	(572)	165
Other income, net, from consolidated VIE - RSO	—	(1,331)	—	(1,331)
Elimination of consolidated VIE other income, net	—	—	18	18
	254	(1,331)	(554)	(1,631)
Income from continuing operations before taxes	2,325	17,460	(599)	19,186
Income tax provision	1,069	—	16	1,085
Net income	1,256	17,460	(615)	18,101
Net loss attributable to noncontrolling interests	40	—	—	40
Net income attributable to noncontrolling interests - RSO	—	(2,344)	(14,807)	(17,151)
Net income attributable to common shareholders	$1,296	$15,116	$(15,422)	$990

Amounts attributable to common shareholders:
Income from continuing operations	$1,296	$15,116	$(15,422)	$990
Discontinued operations	—	—	—	—
Net income	$1,296	$15,116	$(15,422)	$990

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table presents the consolidating statement of cash flows for the three months ended March 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,256	$17,460	$(615)	$18,101
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	494	—	—	494
Provision for credit losses	1,208	—	—	1,208
Unrealized losses (gains) on trading securities	95	—	(24)	71
Equity in earnings of unconsolidated entities	(631)	—	—	(631)
Distributions from unconsolidated entities	1,510	—	—	1,510
Gain on sale of investment securities, net	(283)	—	95	(188)
Deferred income tax provision (benefit)	1,069	—	—	1,069
Equity-based compensation issued	404	—	—	404
Trading securities purchases and sales, net	(442)	—	—	(442)
Changes in operating assets and liabilities	(4,980)	—	—	(4,980)
Change in cash attributable to operations of consolidated VIE - RSO	—	97,292	(28)	97,264
Net cash (used in) provided by operating activities	(300)	114,752	(572)	113,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42)	—	—	(42)
Investments in unconsolidated real estate entities	(79)	—	—	(79)
Purchase of loans and securities by consolidated VIE - RSO	—	(217,701)	—	(217,701)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	136,561	—	136,561
Purchase of loans and investments	(678)	—	—	(678)
Increase in restricted cash of consolidated VIE - RSO	—	(12,849)	—	(12,849)
Other investing activity of consolidated VIE - RSO	—	(24,622)	(391)	(25,013)
Net cash used in investing activities	(799)	(118,611)	(391)	(119,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(508)	—	391	(117)
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	16,209	—	16,209
Dividends paid	(980)	—	—	(980)
Dividends paid on common stock by consolidated VIE - RSO	—	(25,536)	572	(24,964)
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	15,660	—	15,660
Other	(56)	—	—	(56)
Other financing activity of consolidated VIE - RSO	—	(2,474)	—	(2,474)
Net cash (used in) provided by financing activities	(1,544)	3,859	963	3,278

Decrease in cash	(2,643)	—	—	(2,643)
Cash, beginning of year	19,853	—	—	19,853
Cash, end of period	$17,210	$—	$—	$17,210

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information are as follows (in thousands, per share data):

	Three Months Ended
	March 31,
	2014	2013
Cash (paid) received:
Interest	$(409)	$(441)
Income tax payments	(176)	(863)
Refund of income taxes	47	13

Dividends declared per common share	$0.05	$0.03

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes	$207	$28
Issuance of treasury stock for the Company's investment savings 401(k) plan	178	109
NOTE 5 – FINANCING RECEIVABLES
The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of March 31, 2014 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities (2)	$—	$—	$45,239	$45,239	$994	$46,233
Real estate investment entities	1,298	560	17,221	19,079	5,413	24,492
Financial fund management entities	25	2	41	68	727	795
Other	17	68	—	85	342	427
	1,340	630	62,501	64,471	7,476	71,947
Rent receivables - real estate	7	9	1	17	58	75
Total financing receivables	$1,347	$639	$62,502	$64,488	$7,534	$72,022

(1)
Receivables are presented gross of an allowance for credit losses of $37.4 million related to the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

(2)
Pursuant to a guarantee agreement, the Company made a payment to the lender of one of its commercial finance investment partnerships. In making the payment, the Company assumed the rights of the lender, with the resulting note being collateralized by the portfolio of leases and loans held by the partnership (see Note 17).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table is the aging of the Company’s past due financing receivables (presented gross of allowance for credit losses) as of December 31, 2013 (in thousands):

	30-89 Days Past Due	Greater than 90 Days	Greater than 181 Days	Total Past Due	Current	Total
Loans and receivables from managed entities and related parties: (1)
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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Loans and receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended March 31, 2014:
Balance, beginning of year	$36,229	$—	$14	$36,243
Provision for credit losses	1,213	(1)	(4)	1,208
Charge-offs	(1)	—	—	(1)
Recoveries	—	1	—	1
Balance, end of year	$37,441	$—	$10	$37,451

Ending balance, individually evaluated for impairment	$37,441	$—	$—	$37,441
Ending balance, collectively evaluated for impairment	—	—	10	10
Balance, end of year	$37,441	$—	$10	$37,451

Three Months Ended March 31, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for credit losses	330	(3)	11	338
Charge-offs	—	—	(25)	(25)
Recoveries	16	3	—	19
Balance, end of year	$32,906	$—	$54	$32,960

Ending balance, individually evaluated for impairment	$32,906	$—	$—	$32,906
Ending balance, collectively evaluated for impairment	—	—	54	54
Balance, end of year	$32,906	$—	$54	$32,960

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of March 31, 2014 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Loans and receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$71,947	$—	$71,947
Ending balance, collectively evaluated for impairment	—	75	75
Balance, end of year	$71,947	$75	$72,022
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of December 31, 2013 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Loans and receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$67,152	$—	$67,152
Ending balance, collectively evaluated for impairment	—	91	91
Balance, end of year	$67,152	$91	$67,243
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of March 31, 2014
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$2,797	$40,238	$37,441	$39,161
Rent receivables – real estate	—	10	10	21

As of December 31, 2013
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$2,690	$38,919	$36,229	$38,649
Rent receivables – real estate	—	14	14	32
The Company had no impaired financing receivables without a specific allowance as of March 31, 2014 and December 31, 2013.
NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Properties owned, net of accumulated depreciation of $8,795 and $8,666:
Hotel property (Savannah, Georgia)	$10,233	$10,504
Office building (Philadelphia, Pennsylvania)	775	781
	11,008	11,285
Partnerships and other investments	6,159	6,411
Total investments in real estate, net	$17,167	$17,696

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands):

2015	$1,054
2016	790
2017	651
2018	576
2019	491
Thereafter	581
Total	$4,143
NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	March 31, 2014	December 31, 2013
Available-for-sale securities	$8,123	$7,522
Trading securities	977	317
Total investment securities, at fair value	$9,100	$7,839
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
CLO securities	$5,844	$1,298	$(147)	$6,995
Equity securities	886	248	(6)	1,128
Total	$6,730	$1,546	$(153)	$8,123

December 31, 2013
CLO securities	$5,971	$1,315	$(196)	$7,090
Equity securities	208	232	(8)	432
Total	$6,179	$1,547	$(204)	$7,522
CLO securities.  The CLO securities represent the Company’s retained equity interest in ten CLO issuers that CVC Credit Partners (see Note 8) manages at March 31, 2014 and December 31, 2013.  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. The Company is required to maintain a minimum investment of $2.0 million (par value) in the subordinated notes of one of the CLO issuers, Apidos CLO II.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds 10,000 shares of DIF with a cost basis of $100,000. During the three months ended March 31, 2014, the Company purchased 749,976 units of RREGP for $677,400.
Trading securities. The Company had net gains on trading securities of $117,000 and $1.3 million during the three months ended March 31, 2014 and 2013, respectively, including unrealized losses of $71,000 and unrealized gains of $745,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Unrealized losses in available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2014
CLO securities	$2,292	$(147)	3	$—	$—	—
Equity securities	771	(6)	2	—	—	—
Total	$3,063	$(153)	$5	$—	$—	—
December 31, 2013
CLO securities	$2,312	$(196)	3	$—	$—	—
Equity securities	92	(8)	1	—	—	—
Total	$2,404	$(204)	4	$—	$—	—
Other-than-temporary impairment losses.  In the three months ended March 31, 2014 and 2013, the Company recorded charges of $0 and $214,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.
NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31,	December 31,
		2014	2013
Real estate investment entities	1% – 12%	$7,712	$8,271
Financial fund management partnerships	3% − 50%	4,888	5,294
Trapeza entities	33% − 50%	1,009	777
Investments in unconsolidated entities		$13,609	$14,342
Included in investments in unconsolidated entities is the Company's $2.5 million investment in RRE Opportunity REIT I ("Opportunity REIT I"), which completed its initial public offering in December 2013 as well as a $200,000 investment in RRE Opportunity REIT II ("Opportunity REIT II"), which is in its offering stage. The Company accounts for its investment in Opportunity REIT I on the cost method since the Company has less than a 1% ownership.
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
Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Management fee revenues	$12,388	$8,248
Costs and expenses	(11,295)	(6,485)
Net income	$1,093	$1,763
Portion of net income attributable to the Company	$361	$582

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

In conjunction with the CVC Credit Partners joint venture, the Company retained a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at March 31, 2014, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. The Company continually evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable and other accrued liabilities	$8,655	$7,439
SERP liability	4,819	4,998
Accrued wages and benefits	4,190	4,304
Deferred rent	2,601	2,675
Apidos contractual obligation (see Note 16)	1,119	995
Dividends payable	985	977
Short term insurance notes	329	746
Total accrued expenses and other liabilities	$22,698	$22,134
NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31, 2014		December 31, 2013
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	3,500	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt		10,236	10,287
Other debt		265	332
Total borrowings outstanding		$20,501	$20,619

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at March 31, 2014.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  As of March 31, 2014, the terms of the Company's line of credit with TD Bank allowed for borrowings up to $7.5 million at an interest rate of (a) the prime rate of interest plus 2.25% or (b) London Interbank Offered Rate ("LIBOR") plus 3%. The LIBOR rate varies from one to six months depending upon the period of the borrowing. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

In April 2014, the Company amended the TD facility to (i) extend the maturity date to the earlier of (a) the expiration of its management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum revolving credit amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million and (iii) require that the Company have no cash advances outstanding for thirty consecutive days during each one-year period beginning on April 25, 2014.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored collateralized debt and loan obligation issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) a pledge of 2,160,671 shares of RSO common stock.
There were no borrowings outstanding as of March 31, 2014 on the secured credit facility and the availability on the revolving line of credit portion of the facility was $7.0 million, as reduced for letters of credit. Weighted average borrowings on the line of credit for the three months ended March 31, 2014 and 2013 were $0 and $600,000, respectively, at a weighted average borrowing rate of 0.0% and 3.2%, respectively.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused fee to 0.50%. There were no borrowings under this facility during the three months ended March 31, 2014 and 2013 and the availability as of March 31, 2014 was $3.5 million.
Senior Notes
The Company's $10.0 million of 9% notes mature on March 31, 2015. The notes were issued with detachable 5-year warrants to purchase 3,690,195 shares of common stock, of which 3,444,607 were outstanding as of March 31, 2014. The effective interest rate for the three months ended March 31, 2014 and 2013 was 9.4% and 9.8%, respectively.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five years ending March 31, and thereafter, are as follows (in thousands):

2015	$10,386
2016	294
2017	229
2018	244
2019	260
Thereafter	9,088
Total	$20,501
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
The Company was in compliance with all of its financial debt covenants as of March 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Company include primarily changes in the fair value, net of tax, of its investment securities available-for-sale and pension liability.  Other comprehensive income (loss) also includes the Company’s share of unrealized losses on hedging contracts held by the commercial finance investment partnerships and LEAF Commercial Capital, Inc. ("LEAF").
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2013, net of tax of $543, $(1), $(2) and $(1,853)	801	(4)	(2)	(2,026)	(1,231)
Current-period other comprehensive income	28	1	2	36	67
Balance, March 31, 2014, net of tax of $563, $(1), $0 and $(1,819)	$829	$(3)	$—	$(1,990)	$(1,164)

(1)	Amounts reclassified from accumulated other comprehensive income were reflected as follows:

Category	Locations in the Consolidated Statement of Operations
Investment securities available-for-sale	Other-than-temporary impairment on investments
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustment	Other income (expense)
NOTE 12 – NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Three Months Ended March 31, 2014
	RSO	RAI
Noncontrolling interests, beginning of year	$743,364	$238
Net income attributable to noncontrolling interests	17,151	(40)
Other comprehensive income	(28)	—
Proceeds from issuance of equity interests, net	15,755	—
Amortization of stock-based compensation	1,666	—
Distributions to noncontrolling interests	(27,916)	—
Other	—	23
Noncontrolling interests, end of period	$749,992	$221

NOTE 13 – EARNINGS (LOSS) PER SHARE
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Shares
Basic shares outstanding	20,252	20,124
Dilutive effect of outstanding stock options, warrants and director units	1,775	1,691
Dilutive shares outstanding	22,027	21,815

NOTE 14 – BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime or for a period of 10 years from June 2004, whichever is longer.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest cost	$68	$60
Less: expected return on plan assets	(39)	(24)
Plus: Amortization of unrecognized loss	70	100
Net cost	$99	$136
NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	March 31, 2014	December 31, 2013
Loans and receivables from managed entities and related parties, net:
Real estate investment entities	$24,492	$21,487
Commercial finance investment entities (1)	7,838	8,174
Financial fund management investment entities	795	1,138
Other	427	124
Loan to LEAF I (2)	954	—
Receivables from managed entities and related parties	$34,506	$30,923

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$2,930	$2,940
Other	182	170
Payables to managed entities and related parties	$3,112	$3,110

(1)
Net of reserves for credit losses of $37.4 million and $36.2 million, respectively, related to management fees owed from three commercial finance investment entities that, based on estimated cash distributions, are not expected to be collectible.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

(2)
Pursuant to a guarantee agreement, the Company made a payment to the lender of one of its commercial finance investment partnerships. In making the payment, the Company assumed the rights of the lender, with the resulting balance being collateralized by the portfolio of leases and loans held by the partnership (see Note 17).

(3)	Reflects $2.9 million in funds provided by the real estate investment entities, which are held by the Company to self-insure the properties held by those entities.
The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Fees from unconsolidated investment entities:
Real estate (1)	$8,925	$4,194
Financial fund management	802	748
Commercial finance (2)	—	—
CVC Credit Partners – reimbursement of net costs and expenses	181	377
RRE Opportunity REIT I:
Reimbursement of costs and expenses	351	204
Dividends paid	29	33
RRE Opportunity REIT II:
Reimbursement of costs and expenses	502	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(127)	(199)
Payment for rent and related expenses	—	(303)
Reimbursement of net costs and expenses	36	57
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(204)	(157)
Property management fees	16	42
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(40)	(43)
Atlas Energy, L.P. – reimbursement of net costs and expenses	30	141
Ledgewood P.C. – payment for legal services	(24)	(61)
Graphic Images, LLC – payment for printing services	(60)	(24)
The Bancorp, Inc. – reimbursement of net costs and expenses	27	28
9 Henmar LLC – payment of broker/consulting fees	(3)	(3)

(1)
Reflects discounts recorded by the Company of $33,000 and $133,000 recorded in the three months ended March 31, 2014 and 2013 in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)	During the three months ended March 31, 2014 and 2013, the Company waived $224,000 and $618,000, respectively, of its fund management fees from its commercial finance investment entities.

On February 6, 2014, Opportunity REIT II commenced its initial public offering of common stock. It will focus on acquiring under-performing multifamily rental properties, distressed real estate and performing loans. Opportunity REIT II is offering up to $1.0 billion in common stock at a maximum price of $10 per share. Resource Real Estate, a subsidiary of the Company, will be the external manager. As of March 31, 2014, the Company had a $2.2 million receivable due from Opportunity REIT II.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Advances to Real Estate Limited Partnership. During 2011, the Company agreed to increase its advances to an affiliated real estate limited partnership under a revolving note to $3.0 million (from $2.0 million), bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.3 million as of March 31, 2014 and December 31, 2013, respectively, which are included in Loans and Receivables from Managed Entities and Related Parties, net of allowance for credit losses. The Company recorded $18,000 of interest income on this loan during the three months ended March 31, 2014 and 2013, respectively.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. Principal and interest are payable annually commencing January 15, 2015 with equal payments due on each payment date with a final maturity of January 15, 2016.
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
For the real estate managed entity receivables, the Company assumes the fair value of the real estate investment funds as if the entities had sold the underlying properties. The assumed net proceeds are applied first to the payoff of the lenders and then to the payment of distributions due to investors; any balance remaining is then available to repay the amounts due to the Company. The balance sheet date fair values of the properties are individually calculated based on capitalized net operating income, which are derived from capitalization rates from a third-party research firm (for the region in which the properties are located, based on actual sales data for properties sold during the past year) as applied to the Company's internally-generated projected operating results for each of the respective properties. These projections are historically based on, and adjusted for, current trends in the marketplace and specific changes that may be applicable to a particular property.
With respect to the commercial finance partnership receivables, the Company projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, the Company starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 8.09% - 10.18%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Investment securities − equity securities. The Company uses quoted market prices to value its investments in DIF and TBBK common stock (Level 1). The Company uses the net asset value ("NAV") calculated by the independent fund administrator to value its investment in RREGP. The underlying investments in RREGP are all publicly traded securities as of March 31, 2014 (Level 2) .
Investment securities − trading securities. The Company holds four securities within its trading portfolio, two of which are debt or equity investments in externally managed CDOs, and one of which is a term loan.

•
Two of the three CDOs are in the process of being liquidated. Accordingly, the Company has valued them based on their respective NAV, which reflects the remaining cash flows to the beneficial owners of the CDO once all obligations have been paid in full.  In performing its analysis, the Company reviews the trustee note valuation reports for CDO payments and collateral performance, and uses financial software to provide the terms of the CDO’s structure as well as market data to be used comparatively.

For one of these positions, a 10% discount rate was applied to the NAV due to the complexity associated with its projected liquidation. The discount accounts for uncertainties such as timing of cash to be returned, unforeseen expenses of the CDO, and general compensation that an investor would look for in making such an investment (Level 3).

•
The third CDO investment is a debt position in a Euro denominated CDO. The position was valued using a discounted cash flow method, assuming a 2% constant default rate, 20% constant prepayment rate, and 30% loss severity rate.

•	The fourth loan position was valued based on recent observable trades.
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
As of March 31, 2014, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$453	$675	$7,972	$9,100
As of December 31, 2013, the fair values of the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$432	$—	$7,407	$7,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during three months ended March 31, 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	2,773
Income accreted	243
Payments and distributions received	(413)
Sales	(2,185)
Gains on sales of trading securities	188
Unrealized holding losses on trading securities	(71)
Change in unrealized losses included in accumulated other comprehensive loss	30
Balance, end of period	$7,972
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2013 (in thousands):

Investment Securities
Balance, beginning of year	$10,367
Purchases	11,630
Income accreted	899
Payment and distributions received	(14,058)
Sales	(6,286)
Impairment recognized in earnings	(214)
Gains on sales of trading securities	6,294
Unrealized holding losses on trading securities	(1,055)
Change in unrealized losses included in accumulated other comprehensive loss	(170)
Balance, end of year	$7,407
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at March 31, 2014	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$6,995	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - year two	25%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.875% - 100%
			Discount rates	13.5%

Trading securities	$977	Net asset value	Discount rates	0% - 10%
		Discounted cash flow	Constant default rate	2%
			Constant prepayment rate	20%
			Loss severity rate	30%

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The Company recognized the following changes in carrying value of the assets and liabilities measured at fair value on a non-recurring basis, as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Three Months Ended March 31, 2014
Assets:
Loans and receivables from managed entities – commercial finance and real estate	$—	$—	$3,166	$3,166
Liability:
Apidos contractual commitment	$—	$—	$1,119	$1,119

Year Ended December 31, 2013
Assets:
Loans and receivables from managed entities – commercial finance and real estate	$—	$—	$4,528	$4,528
Liability:
Apidos contractual commitment	$—	$—	$995	$995
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Loans and receivables from managed entities	$34,506	$34,506	$30,923	$30,923

Borrowings:
Real estate debt	$10,236	$10,957	$10,287	$10,702
Senior Notes	10,000	13,015	10,000	12,619
Other debt	265	265	332	332
	$20,501	$24,237	$20,619	$23,653
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt approximates fair value because of its recent issuance at March 31, 2014 and December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Limited loan guarantee. The Company and Lease Equity Appreciation Fund I, L.P. (“LEAF I”), one of its sponsored commercial finance investment partnerships, had provided a limited guarantee to a lender to LEAF I in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants and payment. On March 20, 2014, pursuant to the guarantee, the Company made a payment of $954,000 to the lender on behalf of LEAF I to pay off the loan.
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $101,000 and $221,000 as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, Resource Securities net capital was $1.6 million and $2.7 million, respectively, which exceeded the minimum requirements by $1.5 million and $2.5 million, respectively.
Legal proceedings. The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Real estate commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to Opportunity REIT II, the Company is committed to invest 1% of the first $100.0 million of equity raised. During 2013, the Company invested $200,000. In April 2014, the Company fully funded its commitment with an additional investment of $1.0 million.
The liabilities for the real estate commitments will be recorded in the future as amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of March 31, 2014, except for the real estate commitment and executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.
NOTE 18 – OPERATING SEGMENTS
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Three Months Ended March 31, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$13,630	$5,990	$—	$—	$19,620	$31,931	$(2,880)	$48,671
Equity in (losses) earnings of unconsolidated entities	(355)	1,085	(99)	—	631	—	—	631
Total revenues	13,275	7,075	(99)	—	20,251	31,931	(2,880)	49,302
Segment operating expenses	(8,875)	(4,389)	(103)	—	(13,367)	(13,140)	2,835	(23,672)
General and administrative expenses	(1,096)	(453)	—	(1,605)	(3,154)	—	—	(3,154)
Reversal of (provision for) credit losses	3	—	(1,211)	—	(1,208)	—	—	(1,208)
Depreciation and amortization	(308)	(11)	—	(132)	(451)	—	—	(451)
Interest expense	(196)	—	—	(287)	(483)	—	—	(483)
Other income (expense), net	256	571	(2)	(88)	737	(1,331)	(554)	(1,148)
Pretax loss (income) attributable to noncontrolling interests (2)	40	—	—	—	40	(17,151)	—	(17,111)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$3,099	$2,793	$(1,415)	$(2,112)	$2,365	$309	$(599)	$2,075

Three Months Ended March 31, 2013	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$11,320	$2,868	$—	$—	$14,188	$30,578	$(2,700)	$42,066
Equity in earnings (losses) of unconsolidated entities	20	1,419	(178)	—	1,261	—	—	1,261
Total revenues	11,340	4,287	(178)	—	15,449	30,578	(2,700)	43,327
Segment operating expenses	(9,440)	(2,528)	(45)	—	(12,013)	(16,188)	2,654	(25,547)
General and administrative expenses	(1,404)	9	—	(758)	(2,153)	—	—	(2,153)
Reversal of (provision for) credit losses	2,522	—	(2,860)	—	(338)	—	—	(338)
Depreciation and amortization	(230)	(20)	—	(166)	(416)	—	—	(416)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(197)	—	(1)	(296)	(494)	—	—	(494)
Other income (expense), net	297	589	6	(147)	745	—	(525)	220
Pretax loss (income) attributable to noncontrolling interests (2)	43	—	—	—	43	(12,314)	—	(12,271)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$2,931	$2,123	$(3,078)	$(1,367)	$609	$2,076	$(571)	$2,114

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
March 31, 2014	$180,902	$60,047	$9,861	$(82,254)	$168,556	$2,341,335	$2,509,891
March 31, 2013	$171,771	$56,908	$8,507	$(75,261)	$161,925	$2,366,853	$2,528,778

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, the Company includes the pretax (income) loss attributable to noncontrolling interests.  However, these interests are excluded from (loss) income from operations as computed in accordance with U.S. GAAP and should be deducted to compute income (loss) from operations as reflected in the Company’s consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following reflects the assets and liabilities and operations of RSO which was consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	March 31, 2014	December 31, 2013
ASSETS (1)
Cash and cash equivalents	$166,686	$262,270
Restricted cash	115,952	63,309
Subtotal- Cash and cash equivalents	282,638	325,579
Investment securities, trading	9,987	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	159,051	162,608
Investment securities available-for-sale, at fair value	74,500	52,598
Subtotal - Investments, at fair value	243,538	226,764
Loans, pledged as collateral and net of allowances of $6.6 million and $13.8 million	1,596,731	1,369,526
Loans receivable–related party	6,498	6,966
Loans held for sale	15,389	21,916
Subtotal - Loans, before eliminations	1,618,618	1,398,408
Eliminations	(558)	(950)
Subtotal - Loans	1,618,060	1,397,458
Property available-for-sale	35,256	25,346
Investment in real estate	19,971	29,778
Investments in unconsolidated entities	62,053	69,069
Subtotal, Investments in real estate and unconsolidated entities	117,280	124,193
Line items included in "other assets":
Linked transactions, net at fair value	34,829	30,066
Derivatives, at fair value	556	—
Interest receivable	10,503	8,965
Deferred tax asset	5,048	5,212
Principal paydown receivable	1	6,821
Intangible assets	11,283	11,822
Prepaid expenses	4,155	2,871
Other assets	13,459	10,726
Subtotal - Other assets, before eliminations	79,834	76,483
Eliminations	(15)	(16)
Subtotal - Other assets	79,819	76,467
Total assets (excluding eliminations)	$2,341,908	$2,151,427
Total assets (including eliminations)	$2,341,335	$2,150,461
LIABILITIES (2)
Borrowings	$1,502,089	$1,319,810
Eliminations	177	205
Subtotal Borrowings	1,502,266	1,320,015
Distribution payable	27,601	27,023
Accrued interest expense	3,848	1,693
Derivatives, at fair value	10,242	10,586
Accrued tax liability	387	1,629
Deferred tax liability	4,036	4,112
Accounts payable and other liabilities	13,511	12,650
Subtotal - Other liabilities, before eliminations	59,625	57,693
Eliminations	(2,691)	(2,446)
Subtotal - Other liabilities	56,934	55,247
Total liabilities (before eliminations)	$1,561,714	$1,377,503
Total liabilities (after eliminations)	$1,559,200	$1,375,262

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

RSO Balance Sheets Detail (in thousands):
	March 31, 2014	December 31, 2013
(1) Assets of consolidated RSO's VIEs included in the total assets above:
Restricted cash	$113,362	$61,372
Investments securities available-for-sale, pledged as collateral, at fair value	116,429	105,846
Loans held for sale	272	2,376
Loans, pledged as collateral and net of allowances of $5.1 million and $8.8 million	1,305,377	1,219,569
Interest receivable	6,626	5,627
Prepaid expenses	163	247
Principal receivable	1	6,821
Total assets of consolidated VIEs	$1,542,230	$1,401,858

(2) Liabilities of consolidated RSO's VIEs included in the total liabilities above:
Borrowings	$1,183,468	$1,070,339
Accrued interest expense	1,356	918
Derivatives, at fair value	9,841	10,191
Accounts payable and other liabilities	4,150	1,604
Total liabilities of consolidated VIEs	$1,198,815	$1,083,052
The following table presents detail of noncontrolling interests attributable to RSO:

	March 31, 2014	December 31, 2013
Total stockholders' equity per RSO balance sheet	$780,194	$773,924
Eliminations	(30,202)	(30,560)
Noncontrolling interests attributable to RSO	$749,992	$743,364

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

RSO Income Statement Detail (in thousands):
	Three Months Ended
	March 31,
	2014	2013
REVENUES
Interest income:
Loans	$20,229	$27,812
Securities	4,004	3,642
Interest income − other	2,852	1,866
Total interest income	27,085	33,320
Interest expense	9,637	11,165
Net interest income	17,448	22,155
Rental income	5,152	6,174
Dividend income	136	16
Equity in net earnings (losses) of unconsolidated subsidiaries	2,014	(425)
Fee income	2,756	1,410
Net realized gain on sales of investment securities available-for-sale and loans	3,680	391
Net realized and unrealized (loss) gain on investment securities, trading	(1,560)	1,116
Unrealized gain (loss) and net interest income on linked transactions, net	2,305	(259)
Revenues from consolidated VIE - RSO	31,931	30,578
OPERATING EXPENSES
Management fees − related party	3,080	2,978
Equity compensation − related party	1,667	3,591
Rental operating expense	3,396	3,937
General and administrative	8,105	3,481
Depreciation and amortization	836	1,138
Income tax expense	16	1,762
Net impairment losses recognized in earnings	—	21
(Benefit) provision for loan losses	(3,960)	1,042
Total operating expenses	13,140	17,950
Reclassification of income tax expense	(16)	(1,762)
Expenses of consolidated VIE - RSO	13,124	16,188
Adjusted operating income	18,807	14,390
OTHER REVENUE (EXPENSE)
Other expenses	(1,262)	—
Loss on the extinguishment of debt	(69)	—
Other expense, net, from consolidated VIE - RSO	(1,331)	—
Income from continuing operations	17,476	14,390
Income tax provision - RSO	16	1,762
NET INCOME	17,460	12,628
Net income allocated to preferred shares	(2,400)	(1,311)
Net income allocated to noncontrolling interests	56	209
NET INCOME ALLOCABLE TO RSO COMMON SHAREHOLDERS	$15,116	$11,526

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

RSO Cash Flow Detail (in thousands)	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,460	$12,628
Items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	(3,960)	1,042
Depreciation of investments in real estate and other	392	666
Amortization of intangible assets	444	532
Amortization of term facilities	534	221
Accretion of net discounts on loans held for investment	(574)	(4,079)
Accretion of net discounts on securities available-for-sale	(769)	(731)
Amortization of discounts on convertible notes	422	—
Amortization of discount on notes of securitizations	12	876
Amortization of debt issuance costs on notes of securitizations	796	1,176
Amortization of stock-based compensation	1,667	3,591
Amortization of terminated derivative instruments	70	55
Accretion of interest-only available-for-sales securities	(137)	(247)
Deferred income tax benefits	(89)	(115)
Mortgage loans held for sale, net	(877)	—
Purchase of securities, trading	—	(10,044)
Principal payments on securities, trading	42	21
Proceeds from sales of securities, trading	—	3,089
Net realized and unrealized loss (gain) on investment securities, trading	1,560	(1,116)
Net realized gains on sales of investment securities available-for-sale and loans	(3,680)	(391)
Loss on early extinguishment of debt	69	—
Net impairment losses recognized in earnings	—	12
Linked Transactions fair value adjustments	(1,763)	592
Equity in net (earnings) losses of unconsolidated subsidiaries	(2,014)	425
Change in operating assets and liabilities, net of acquisitions	9,563	15,096
Subtotal - consolidated VIE - RSO operating activity	1,708	10,671
Change in consolidated VIE - RSO cash for the period	95,584	17,617
Subtotal - Change in cash attributable to consolidated VIE - RSO before eliminations	97,292	28,288
Elimination of intercompany activity	(28)	(654)
Subtotal - Change in cash attributable to consolidated VIE - RSO	97,264	27,634
Non-cash incentive compensation to RAI	—	(1)
Elimination of intercompany activity	—	1
Non-cash incentive compensation to RAI, after eliminations	—	—
Net cash provided by operating activities (excluding eliminations)	19,168	23,298

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(169,380)	(146,699)
Purchase of securities available-for-sale	(48,321)	(63,292)
Subtotal - Purchase of loans and securities by consolidated VIE - RSO, before eliminations	(217,701)	(209,991)
Principal payments received on loans	90,948	209,107
Proceeds from sale of loans	15,974	58,148
Principal payments on securities available-for-sale	17,325	7,944
Proceeds from sale of securities available-for-sale	12,314	—
Subtotal - principal payments and proceeds from sales received by consolidated VIE - RSO, before eliminations	136,561	275,199
Increase in restricted cash	(12,849)	(19,241)
Items included in "Other -VIE, investing activity":
Proceeds from (investment in) unconsolidated entity	5,650	(4,431)
Acquisition of Moselle CLO S.A.	(30,433)	—
Distributions from investments in real estate	—	253
Improvements in investments in real estate	—	(321)
Investment in loans - related parties	(285)	—
Principal payments received on loans – related parties	753	464
Purchase of furniture and fixtures	(38)	—
Acquisition of property and equipment	(269)	—
Subtotal - Other consolidated VIE - investing activity, before eliminations	(24,622)	(4,035)
Eliminations	(391)	—
Subtotal - Other consolidated VIE - investing activity	(25,013)	(4,035)
Net cash (used in) provided by investing activities (excluding eliminations)	(118,611)	41,932

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO"
Proceeds from borrowings:
Repurchase agreements	75,589	37,145
Warehouse agreements	34,007	—
Payments on borrowings:
Collateralized debt obligations	(59,668)	(141,341)
Warehouse agreements	(33,719)	—
Subtotal - net (repayments) borrowings of debt by consolidated VIE - RSO	16,209	(104,196)
Distributions paid on common stock	(25,536)	(20,978)
Elimination of dividends paid to RAI	572	556
Distribution paid on common stock, after elimination	(24,964)	(20,422)
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	245	17,995
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $0 and $0)	4,440	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $565 and $707)	10,975	26,867
Subtotal - net proceeds from issuance of stock by consolidated VIE	15,660	44,862
Payment of debt issuance costs	(8)	(140)
Payment of equity to third party sub-note holders	(307)	(1,461)
Distributions paid on preferred stock	(2,159)	(934)
Subtotal - Other consolidated VIE - RSO financing activity, before elimination	(2,474)	(2,535)
Elimination	—	—
Subtotal - Other consolidated VIE - RSO financing activity after elimination	(2,474)	$(2,535)
Net cash provided by (used in) financing activities (excluding eliminations)	$3,859	$(82,847)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(95,584)	(17,617)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,270	85,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,686	$67,661
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$8,576	$10,188
Income taxes paid in cash	$1,774	$7,635

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

A.	Summary of Significant Accounting Policies - RSO
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
RSO performs an on-going review of third-party reports and updated financial data on the underlying properties in order to analyze current and projected security performance. Rating agency downgrades are considered with respect to RSO's income approach when determining other-than-temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment:

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
MARCH 31, 2014
(unaudited)

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
For RSO's residential mortgage loans, the allowance is based upon management's review of the collectability of the loans in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A general component is maintained to cover uncertainties that could affect RSO management's estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
Investments in Real Estate
Investments in real estate are carried net of accumulated depreciation.  Costs directly related to the acquisition are expensed as incurred.  Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred.  Costs related to the improvement of the real property are capitalized and depreciated over their useful lives.
Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under ASC Topic 805, “Business Combinations.”  RSO allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. RSO amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  RSO depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
There were no impairment charges recorded with respect to RSO's investments in real estate or intangible assets during the three months ended March 31, 2014 and 2013.
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
Reclassifications
Certain reclassifications have been made to RSO's 2013 consolidated financial statements to conform to the 2014 presentation.

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if they qualify as VIEs. RSO monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. RSO will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated. This analysis require considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of nine VIEs at March 31, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013 and Moselle CLO. In performing the primary beneficiary analysis for seven of these VIEs (other than Whitney CLO I and Moselle CLO, which are discussed below), it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and RSO who has the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group..

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

These securitizations were formed on behalf of RSO (except for Whitney CLO I and Moselle CLO) to invest in real estate-related securities, Commercial Mortgage Backed Securities ("CMBS"), property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager manages these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which RSO purchased a $41.5 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes in February 2014. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither RSO nor one of its related parties manage the CLO, due to certain unilateral kick-out rights within the collateral management agreement, it was determined that RSO had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.
Whitney CLO I is a securitization in which RSO acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs - Resource Capital Asset Management,” below. For a discussion of RSO’s securitizations, see “Borrowings” below.
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
The creditors of RSO’s nine consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three months ended March 31, 2014 and 2013, RSO has provided financial support of $539,000 and $1.2 million, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements or implicit variable interests that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2014 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	RCC CRE Notes 2013	Moselle	Total
ASSETS
Restricted cash (1)	$11,951	$7,217	$48,362	$134	$160	$18	$250	$4,805	$40,465	$113,362
Investment securities available-for-sale, pledged as collateral, at fair value	7,250	3,922	13,940	—	—	9,996	67,015	—	14,306	116,429
Loans, pledged as collateral	70,988	112,953	284,373	—	—	159,797	228,686	298,575	150,005	1,305,377
Loans held for sale	97	175	—	—	—	—	—	—	—	272
Interest receivable	(193)	513	1,044	—	6	1,825	2,111	1,320	—	6,626
Prepaid assets	20	20	36	—	—	50	37	—	—	163
Principal paydown receivable	—	—	1	—	—	—	—	—	—	1
Total assets (2)	$90,113	$124,800	$347,756	$134	$166	$171,686	$298,099	$304,700	$204,776	$1,542,230

LIABILITIES
Borrowings	$73,815	$112,511	$319,797	$—	$133	$100,184	$147,866	$256,866	$172,296	$1,183,468
Accrued interest expense	255	56	299	—	—	48	115	205	378	1,356
Derivatives, at fair value	—	—	—	—	—	1,504	8,337	—	—	9,841
Accounts payable and other liabilities	133	18	22	284	519	4	1	—	3,169	4,150
Total liabilities	$74,203	$112,585	$320,118	$284	$652	$101,740	$156,319	$257,071	$175,843	$1,198,815

(1)	Includes $51.3 million available for reinvestment in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of March 31, 2014. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.
LEAF Commercial Capital, Inc. ("LEAF")
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease-related investments, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation. Several approaches were used, including discounted expected cash flows, market approach and comparable sales transactions to estimate the fair value of its investment in LEAF as a result of the transaction. These approaches required assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, which were based on the current economic environment and credit market conditions. RSO recorded a loss of $2.2 million in conjunction with the transaction. RSO's resulting interest is accounted for under the equity method. During 2013, RSO entered into a third stock purchase agreement with LEAF to purchase 3,682 shares of newly issues Series A-1 Preferred Stock for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. As of March 31, 2014, RSO's fully-diluted interest in LEAF assuming conversion is 27.5%. RSO's investment in LEAF was recorded at $40.4 million and $41.0 million as of March 31, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed $1.9 billion of bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $10.8 million and $11.2 million at March 31, 2014 and December 31, 2013, respectively. RSO recognized fee income of $1.7 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity. Based upon that purchase, RSO determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of the CLO. In September 2013, RSO liquidated Whitney CLO I, and, as a result, substantially all of the assets were sold.
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of March 31, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,421	$1,548	$—	$41,969	41,969
Intangible assets	—	—	10,790	10,790	10,790
Total assets	40,421	1,548	10,790	52,759

Borrowings	—	51,054	—	51,054	N/A
Total liabilities	—	51,054	—	51,054	N/A

Net asset (liability)	$40,421	$(49,506)	10,790	$1,705	N/A

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Other than RSO's commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$25,663	$21,634
Distribution on preferred stock declared but not paid	$2,520	$1,311
Issuance of restricted stock	$640	$35

D.	Investment securities, trading - RSO
The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Structured notes, trading	$8,057	$3,082	$(1,590)	$9,549
RMBS	1,909	—	(1,471)	438
Total	$9,966	$3,082	$(3,061)	$9,987

December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
RSO did not purchase or sell securities during the three months ended March 31, 2014. RSO held eight investment securities, trading as of both March 31, 2014 and December 31, 2013.

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
MARCH 31, 2014
(unaudited)

The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
CMBS	$186,703	$7,465	$(12,877)	181,291
Asset-backed securities ("ABS")	35,648	1,519	(328)	36,839
Structured notes	12,841	—	—	12,841
Corporate bonds	2,603	24	(47)	2,580
Total	$237,795	$9,008	$(13,252)	$233,551

December 31, 2013:
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	25,406	1,644	(394)	26,656
Structured notes	5,369	—	—	5,369
Corporate bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206

(1)	As of March 31, 2014 and December 31, 2013, $159.1 million and $162.6 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of RSO’s investment securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
March 31, 2014
Less than one year	$39,393	(1)	$49,991	4.31%
Greater than one year and less than five years	138,699		132,935	5.04%
Greater than five years and less than ten years	38,152		37,319	1.43%
Greater than ten years	17,307		17,550	9.24%
Total	$233,551		$237,795	4.64%

December 31, 2013:
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	9,724		10,072	7.90%
Total	$215,206		$218,470	4.49%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from April 2014 to January 2025.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
March 31, 2014
CMBS	$51,979	$(8,478)	28	$13,308	$(4,399)	12	$65,287	$(12,877)	40
ABS	—	—	—	4,337	(328)	8	4,337	(328)	8
Corporate Bonds	—	—	—	891	(47)	1	891	(47)	1
Total temporarily impaired securities	$51,979	$(8,478)	28	$18,536	$(4,774)	21	$70,515	$(13,252)	49

December 31, 2013:
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate Bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
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
RSO performs an on-going review of third-party reports and updated financial data on the properties underlying these securities in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the three months ended March 31, 2014 and 2013, RSO recognized other-than-temporary impairment losses of $0 and $21,000, respectively, on positions that supported RSO's CMBS investments.
The following table summarizes RSO's sales of investment securities available-for-sale during the period indicated, (in thousands, except number of securities):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
March 31, 2014
CMBS position	3	$12,500	$(298)

March 31, 2013
Corporate bond position	2	$700	$18

The amounts above do not include redemptions. During the three months ended March 31, 2014, RSO had one corporate bond position redeemed with a total par value of $630,000, and recognized a loss of approximately $1,000. During the three months ended March 31, 2014, RSO had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500. There were no such redemptions during the three months ended March 31, 2013.
Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on RSO’s investment portfolio. The aggregate discount (premium) due to interest rate changes were as follows (in thousands):

	March 31, 2014	December 31, 2013
CMBS	$6,170	$6,583
ABS	$2,174	$2,394
Corporate bond	$103	$(68)

F.	Investments real estate - RSO
The table below summarizes RSO's investments in real estate (in thousands, except number of properties):

	As of March 31, 2014		As of December 31, 2013
	Book Value	Number of Properties	Book Value	Number of Properties
Multi-family property	$22,109	1	$22,107	1
Office property	—	—	10,273	1
Subtotal	22,109		32,380
Less: Accumulated depreciation	(2,138)		(2,602)
Investments in real estate	$19,971		$29,778
During the three months ended March 31, 2014, RSO made no acquisitions. RSO has two assets classified as property available-for-sale at March 31, 2014. RSO confirmed the intent and ability to sell its office property in its present condition during the three months ended March 31, 2014. This property qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to March 31, 2014, at which time depreciation and amortization were ceased. As such, the assets associated with this property, with a carrying value of $9.6 million, are separately classified and included in property available-for sale on RSO's consolidated balance sheets at March 31, 2014. However, the anticipated sale of this property did not qualify for discontinued operations and therefore, the operations for all periods presented continue to be classified within continuing operations on RSO's consolidated statements of income. RSO expects the sale to close in the next 12 months. The gain from the sale of this property will be recorded in gain on sale of real estate on RSO's consolidated statements of income. Pre-tax earnings recorded on this property for the three months ended March 31, 2014 and 2013 were losses of $16,000 and $77,000, respectively. RSO's hotel property, which was classified as available-for-sale at March 31, 2014 and December 31, 2013, sold during the second quarter of 2014.
During the year ended December 31, 2013, RSO made no acquisitions and sold one of its multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on RSO's consolidated statements of income. RSO also confirmed the intent and ability to sell one of its other investments in real estate. This asset has been reclassified to property available-for-sale on RSO's consolidated balance sheets at December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans held for investment (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
March 31, 2014
Commercial real estate loans:
Whole loans	$837,514	$(3,661)	$833,853
B notes	16,242	(74)	16,168
Mezzanine loans	64,390	(91)	64,299
Total commercial real estate loans	918,146	(3,826)	914,320
Bank loans (3)	690,494	(3,068)	687,426
Residential mortgage loans (4)	16,960	—	16,960
Subtotal loans before allowances	1,625,600	(6,894)	1,618,706
Allowance for loan loss	(6,585)	—	(6,585)
Total	$1,619,015	$(6,894)	$1,612,121

December 31, 2013
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans (3)	566,056	(4,033)	562,023
Residential mortgage loans (4)	16,915	—	16,915
Subtotal loans before allowances	1,412,759	(7,510)	1,405,249
Allowance for loan loss	(13,807)	—	(13,807)
Total	$1,398,952	$(7,510)	$1,391,442

(1)
Amounts include deferred amendment fees of $200,000 and $216,000 and deferred upfront fees of $127,000 and $141,000 being amortized over the life of the bank loans as of March 31, 2014 and December 31, 2013, respectively.  Amounts include loan origination fees of $3.7 million and $3.3 million and loan extension fees of $62,000 and $73,000 being amortized over the life of the commercial real estate loans as of March 31, 2014 and December 31, 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2014 and December 31, 2013 , respectively.

(3)	Amounts include $272,000 and $6.9 million of bank loans held for sale at March 31, 2014 and December 31, 2013, respectively.

(4)	Amount includes $15.1 million and $15.0 million of residential mortgage loans held for sale at March 31, 2014 and December 31, 2013, respectively.
At March 31, 2014 and December 31, 2013, approximately 36.5% and 39%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in California; approximately 10.7% and 6.4%, respectively, in Arizona; approximately 13.2% and 14.6%, respectively, in Texas. At March 31, 2014 and December 31, 2013, approximately 13.3% and 15.8%, respectively, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At March 31, 2014, approximately 70% of RSO's residential mortgage loans were originated in Georgia, 10% in North Carolina, 8% in Alabama and 5% each in Tennessee and Virginia. At December 31, 2013 approximately 66% of the Company's residential mortgage loans were originated in Georgia, 9% in North Carolina, 7% each in Tennessee and Virginia and 6% in Alabama.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

At March 31, 2014, RSO’s bank loan portfolio consisted of $686.7 million (net of allowance of $741,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 0.5%, and the three month LIBOR plus 13.0% with maturity dates ranging from March 2014 to March 2024.
At December 31, 2013, RSO’s bank loan portfolio consisted of $558.6 million (net of allowance of $3.4 million) of floating rate loans, which bore interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average life of RSO’s bank loans held for investment, at amortized cost (in thousands):

	March 31, 2014	December 31, 2013
Less than one year	$44,852	$36,985
Greater than one year and less than five years	489,068	379,874
Five years or greater	153,506	145,164
	$687,426	$562,023
The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
March 31, 2014
Whole loans, floating rate (1) (4) (5)	55	$833,853	LIBOR plus 2.13% to LIBOR plus 12.14%	April 2014 to February 2019
B notes, fixed rate	1	16,168	8.68%	April 2016
Mezzanine loans, floating rate	1	12,467	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,832	0.50% to 18.71%	September 2014 to September 2021
Total (2)	60	$914,320

December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $23.1 million and $13.7 million in unfunded loan commitments as of March 31, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $5.8 million and $10.4 million as of March 31, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of March 31, 2014, floating rate whole loans includes $783,000 and $12.6 million mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Description	2014	2015	2016 and Thereafter	Total
March 31, 2014
B notes	$—	$—	$16,168	$16,168
Mezzanine loans	5,711	—	58,588	64,299
Whole loans	5,110	17,967	810,776	833,853
Total (1)	$10,821	$17,967	$885,532	$914,320

December 31, 2013
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
March 31, 2014
B notes	$132	2.00%
Mezzanine loans	524	7.96%
Whole loans	5,188	78.79%
Bank loans	741	11.25%
Total	$6,585

December 31, 2013
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of March 31, 2014, RSO had recorded an allowance for loan losses of $6.6 million consisting of a $741,000 allowance on RSO’s bank loan portfolio and a $5.8 million allowance on RSO’s commercial real estate portfolio as a result of the provisions taken on one bank loan as well as the maintenance of a general reserve with respect to these portfolios.  The bank loan allowance decreased $2.7 million from $3.4 million as of December 31, 2013 to $741,000 as of March 31, 2014 as a result of improved credit conditions and the write-off of three loans that were previously in specific reserve. The whole loan allowance decreased $4.5 million from $9.7 million as of December 31, 2013 to $5.2 million as of March 31, 2014 as a result of the reversal of all of the specific reserves previously taken on one commercial real estate loan that RSO expects to fully recover.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

H.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of March 31, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three months ended March 31, 2014 and 2013 (in thousands):

		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2014	December 31, 2013	March 31, 2014	March 31, 2013
Varde Investment Partners, L.P.	7.5%	$673	$674	$(1)	$24
RRE VIP Borrower, LLC	3% to 5%	—	—	866	(113)
Investment in LEAF Preferred Stock	27.5%	40,421	41,016	(594)	(336)
Investment in RCT I and II (1)	3%	1,548	1,548	(589)	(593)
Investment in Preferred Equity (2)	various	2,400	8,124	1,228	239
Investment in CVC Global Opps Fund	34.4%	17,011	16,177	834	—
Investment in Life Care Funding (3)	30%	—	1,530	(75)	—
Total		$62,053	$69,069	$1,669	$(779)

(1)	For the three months ended March 31, 2014 and 2013, these amounts are recorded in interest expense on RSO's consolidated statements of income.

(2)	For the three months ended March 31, 2014 and 2013, these amounts are recorded in interest income on loans on RSO's consolidated statements of income.

(3)
For the three months ended March 31, 2014, RSO recorded equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income for two months before LCF was consolidated.

In May, June and July 2013, RSO invested $15.0 million into CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The General Partner of the Partnership and the Master Fund is CVC Global Credit Opportunities Fund GP, LLC, a Delaware limited liability company. The investment manager of the Partnership and the Master Fund is CVC Credit Partners, LLC ("CVC Credit Partners"). CVC Capital Partners SICAV-FIS, S.A. ("CVC"), together with its affiliates, and the Company, own a majority and a significant minority, respectively, of the investment manager. The fund pays the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. RSO began consolidating LCF during the three months ended March 31, 2014.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. RREM was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM is also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM receives an annual asset management fee equal to 1% of outstanding contributions. For the three months ended March 31, 2014 and 2013, RSO paid RREM management fees of $0 and $16,000, respectively. All of the condominiums were sold as of December 31, 2013.
RSO's resulting interest from the November 16, 2011 formation of LEAF is accounted for under the equity method.
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from the Company at book value. RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three months ended March 31, 2014 and 2013, RSO paid RREM management fees of $5,000 and $8,000, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II. RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three months ended March 31, 2014 and 2013, RSO recognized $589,000 and $593,000, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $49,000 and $47,000, respectively, of amortization of deferred debt issuance costs.

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
March 31, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision for loan loss	(4,572)	612	—	—	(3,960)
Loans charged-off	—	(3,262)	—	—	(3,262)
Allowance for losses at March 31, 2014	$5,844	$741	$—	$—	$6,585
Ending balance:
Individually evaluated for impairment	$—	$441	$—	$—	$441
Collectively evaluated for impairment	$5,844	$300	$—	$—	$6,144
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$196,883	$1,566	$—	$6,498	$204,947
Collectively evaluated for impairment	$717,437	$685,248	$16,960	$—	$1,419,645
Loans acquired with deteriorated credit quality	$—	$612	$—	$—	$612

December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$548,219	$16,915	$—	$1,197,042
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2014
Bank loans	$618,896	$47,742	$17,340	$998	$2,178	$272	$687,426

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of RSO’s bank loans were performing with the exception of one loans with an amortized cost of $1.6 million as of March 31, 2014. During the three months ended March 31, 2014, due to the consolidation of Moselle CLO, RSO acquired five loans with deteriorated credit quality with an amortized cost of $612,000. As of December 31, 2013, all of RSO’s bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted in 2012, one of which defaulted as of March 31, 2013, and one of which defaulted as of June 30, 2013.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2014
Whole loans	$768,243	$32,500	$33,110	$—	$—	$833,853
B notes	16,168	—	—	—	—	16,168
Mezzanine loans	51,832	12,467	—	—	—	64,299
	$836,243	$44,967	$33,110	$—	$—	$914,320

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

All of RSO’s commercial real estate loans were performing as of March 31, 2014 and December 31, 2013.
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
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
March 31, 2014
Whole loans	$—	$—	$—	$—	$833,853	$833,853	$—
B notes	—	—	—	—	16,168	16,168	—
Mezzanine loans	—	—	—	—	64,299	64,299	—
Bank loans	—	—	612	612	686,814	687,426	—
Residential mortgage loans	258	—	—	258	16,702	16,960	—
Loans receivable-related party	—	—	—	—	6,498	6,498	—
Total loans	$258	$—	$612	$870	$1,624,334	$1,625,204	$—

December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans	234	91	268	593	16,322	16,915	—
Loans receivable-related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
March 31, 2014
Loans without a specific valuation allowance:
Whole loans	$158,811	$158,811	$—	$156,694	$12,103
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,916
Bank loans	$612	$612	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$5,372	$5,372	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,566	$1,566	$(441)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$158,811	$158,811	$—	$156,694	$12,103
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,916
Bank loans	2,178	2,178	(441)	—	—
Residential mortgage loans	—	—	—	—	—
Loans receivable - related party	5,372	5,372	—	—	—
	$204,433	$204,433	$(441)	$194,766	$14,019

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Troubled- Debt Restructurings
RSO had no troubled-debt restructurings during the three months ended March 31, 2014.
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands) during the three months ended March 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Whole loans	6	$153,958	$136,672
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable	1	7,797	7,797
Total loans	8	$199,827	$182,541
As of March 31, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.

J.	Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of the preferred equity of, and began consolidating, Whitney CLO I, one of the RCAM CLOs. As a result of this transaction and the consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain (loss) on consolidation in RSO's consolidated statement of income during the year ended December 31, 2012. In May 2013, RSO purchased additional equity, increasing its ownership percentage to 68.3%. Due to an event whereby a second CLO liquidated in early 2013, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on RSO's consolidated statement of income during the year ended December 31, 2012. Upon acquisition of Primary Capital Advisors, LLC ("PCA"), RSO recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
RSO expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 7.5 years and 7.7 years at March 31, 2014 and December 31, 2013, respectively and the accumulated amortization was $11.5 million and $12.5 million at March 31, 2014 and December 31, 2013, respectively.
The following table summarizes intangible assets at December 31, 2013 and 2012 (in thousands).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Asset Balance	Accumulated Amortization	Net Asset
March 31, 2014
Investment in RCAM	$21,213	$(10,424)	$10,789
Investments in real estate:
In-place leases	920	(920)	—
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(106)	494
Total intangible assets	$22,762	$(11,479)	$11,283

December 31, 2013
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822

For the three months ended March 31, 2014 and 2013, RSO recognized $1.7 million and $1.4 million, respectively, of fee income related to the investment in RCAM.
On October 31, 2013, RSO through its taxable REIT subsidiary, RCC Residential, Inc. acquired PCA, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. The total incremental expenses of the acquisition including legal and other professional fees were $333,000. All legal and professional fees were expensed as incurred. RSO’s acquisition of PCA represents a return to the residential mortgage investment market by providing a residential mortgage origination platform.
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
The valuation of the identified intangibles, including wholesale and correspondent relationship assets, totaling $600,000, which relates to PCA’s operations, was determined based upon estimated net profits, after taxes, to be received as a result of those relationships. The wholesale correspondent relationships are being amortized over their estimated useful life, two years.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table sets forth the allocation of the purchase price as of December 31, 2013 (in thousands):

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
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, CLOs securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at March 31, 2014 and December 31, 2013 is summarized in the following table (in thousands, except percentages):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
March 31, 2014
RREF CDO 2006-1 Senior Notes	$100,184	$129	$100,313	1.86%	32.4 years	$169,809	August 2006
RREF CDO 2007-1 Senior Notes	147,866	509	148,375	0.91%	32.5 years	297,703	June 2007
RCC CRE Notes 2013	256,866	3,974	260,840	2.02%	14.7 years	303,410	December 2013
Apidos CDO I Senior Notes	73,815	—	73,815	1.66%	3.3 years	88,532	August 2005
Apidos CDO III Senior Notes	112,511	40	112,551	0.94%	6.5 years	124,677	May 2006
Apidos Cinco CDO Senior Notes	319,797	703	320,500	0.74%	6.1 years	345,029	May 2007
Whitney CLO I Senior Notes (1)	133	—	133	—%	N/A	157	N/A
Moselle CLO S.A. Senior Notes	167,181	—	167,181	0.95%	5.8 years	202,247	October 2005
Moselle CLO S.A. Securitized Borrowings	5,116	—	5,116	—%	N/A	—	N/A
Unsecured Junior Subordinated Debentures (2)	51,054	494	51,548	4.18%	22.6 years	—	May/Sept 2006
6.0% Convertible Senior Notes	107,130	7,870	115,000	6.00%	4.7 years	—	October 2013
CRE - Term Repurchase Facilities (3)	99,726	743	100,469	2.63%	18 days	153,895	N/A
CMBS - Term Repurchase Facility (4)	36,819	—	36,819	1.37%	18 days	44,386	N/A
Residential Mortgage Financing Agreements	14,686	—	14,686	4.23%	147 days	16,728	N/A
CMBS - Short Term Repurchase Agreements	9,205	—	9,205	1.40%	24 days	13,246	N/A
Total	$1,502,089	14,462	1,516,551	1.83%	10.9 years	$1,759,819

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2013
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115	August 2006
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933	June 2007
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586	December 2013
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736	August 2005
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930	May 2006
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796	May 2007
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885	N/A
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—	May/Sept 2006
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—	October 2013
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186	N/A
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949	N/A
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	216 days	16,487	N/A
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Securitized Borrowings, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amount also includes accrued interest costs of $98,000 and $26,000 related to CRE repurchase facilities as of March 31, 2014 and December 31, 2013, respectively.

(4)	Amount also includes accrued interest costs of $18,000 and $22,000 related to CMBS repurchase facilities as of March 31, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

Securitizations
RCC CRE Notes 2013
In December 2013, RSO closed RCC CRE Notes 2013("CRE Notes 2013"), a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans. The investments held by CRE Notes 2013 securitized the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders. CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class D senior notes (rated BBB:DBRS), Class E senior notes (rated BB:DBRS) and Class F senior notes (rated B:DBRS) for $30.0 million. In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by CRE Notes 2013 but are senior in right of payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by CRE Notes 2013. There is no reinvestment period for CRE Notes 2013, which will result in the sequential pay down of notes as underlying collateral matures and pays down. As of March 31, 2014 and December 31, 2013, none of the notes have been paid down.
At closing, the senior notes issued to investors by CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.50%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.50%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.50%. All of the notes issued mature in December 2028, although RSO has the right to call the notes anytime after January 2016 until maturity. The weighted average interest rate on all notes issued to outside investors was 2.02% at March 31, 2014.
As a result of RSO’s ownership of senior notes, the notes retained at the CRE securitization's closing eliminate in consolidation.
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class H senior notes (rated  BBB+:Fitch), Class K senior notes (rated BBB-:Fitch), Class L senior notes (rated BB:Fitch) and Class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012, which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $93.6 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued Class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.91% and 0.84% at March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and the year ended December 31, 2013, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $110.7 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of RSO’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.86% and 1.87% at March 31, 2014 and December 31, 2013, respectively.
During the three months ended March 31, 2014 and the year ended December 31, 2013, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Moselle CLO S.A.
           In February 2014, RSO purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the subordinated notes in the European securitization Moselle CLO S.A. Due to RSO's economic interest combined with its contractual, unilateral kick-out rights acquired upon its purchase of a majority of the subordinate notes, RSO determined that it had a controlling financial interest and consolidated Moselle CLO.  The notes purchased by RSO are subordinated in right of payment to all other notes issued by Moselle CLO.
               The balances of the senior notes issued to investors when RSO acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25% (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR  plus 0.25% (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR  plus 0.31% (iv) $10.3 million of Class A-1LE USD notes bearing interest at LIBOR  plus 0.31% (v) €13.8 million of Class A-2E notes bearing interest at LIBOR  plus 0.40%: (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%;

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

(ix) €16.0 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
All notes issued mature on January 6, 2020. RSO has the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 0.95% at March 31, 2014.
Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I and as of March 31, 2014 held 68.3% of the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest is subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, RSO liquidated Whitney CLO I, and as a result substantially all of the assets were sold.
Apidos CLO VIII
In October 2011, RSO closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt was owned by unrelated third parties.  The reinvestment period for Apidos CLO VIII will end in October 2014.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII. In 2013, Apidos CLO VIII was called and liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down the notes in full.
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
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.74% and 0.74% at March 31, 2014 and December 31, 2013, respectively.
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
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 0.94% and 0.88% at March 31, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which results in the sequential

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $149.9 million of Class A-1 notes have been paid down.
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
At closing, the senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 1.66% and 1.68% and at March 31, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which results in the sequential pay down of notes as underlying collateral matures and pays down.  As of March 31, 2014, $245.7 million of Class A-1 Notes have been paid down.
During the three months ended March 31, 2014 and the year ended December 31, 2013, RSO did not repurchase any notes.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at March 31, 2014 were $236,000 and $258,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at March 31, 2014, were 4.18% and 4.19%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
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
Repurchase and Credit Facilities
Borrowings under the repurchase and mortgage finance facilities agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$36,819	$44,386	48	1.37%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	96,140	148,312	7	2.62%	30,003	48,186	8	2.67%
Deutsche Bank AG (3)	3,586	5,583	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	—	—	—	—%	—	—	—	—%
Deutsche Bank Securities, LLC	9,205	13,246	4	1.40%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	10,275	11,145	72	4.19%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,411	5,584	25	4.46%	2,711	3,398	17	4.58%
Totals	$160,436	$228,256			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $577,000 and $732,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $166,000 and $300,000 of deferred debt issuance costs as of March 31, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on RSO's consolidated balance sheets.

	March 31, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$6,156	$7,994	7	1.64%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	12,006	18,342	4	0.83%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	19,621	27,982	8	1.19%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	33,883	51,840	14	1.41%	18,599	29,861	9	1.43%
Totals	$71,666	$106,158			$64,094	$93,823

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
March 31, 2014
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$8,822	18	1.37%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$57,882	18	2.62%
Deutsche Bank Securities, LLC	$9,155	18	3.03%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$6,403	14	0.83%
Wells Fargo Securities, LLC	$8,411	6	1.19%
Deutsche Bank Securities, LLC	$18,176	24	1.14%

December 31, 2013
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$6.2 million and $6.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2014 and December 31, 2013, respectively.

(3)	$12.0 million and $17.0 million of linked repurchase agreement borrowings are being included as derivative instruments as of March 31, 2014 and December 31, 2013, respectively.

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
MARCH 31, 2014
(unaudited)

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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the 2011 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants under the 2011 Facility and 2011 Guaranty as of March 31, 2014.
CRE - Term Repurchase Facilities
On February 27, 2012, RCC Real Estate entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The facility had a maximum amount of $150.0 million and an initial 18 month term.  RSO paid an origination fee of 37.5 basis points (0.375%). On April 12, 2013, RCC Real Estate entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February 27, 2015. The amendment also provides two additional one year extension option at RCC Real Estate's discretion. RCC Real Estate paid structuring fees of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by RSO to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of RSO; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of March 31, 2014.
On July 19, 2013, RCC Real Estate's wholly owned subsidiary, RCC Real Estate SPE 5 ("SPE 5") entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility has a maximum amount of $200.0 million and an initial 12 month term, ending on July 19, 2014, with two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. RSO paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. RSO guaranteed SPE 5's performance of its obligations under the DB Facility. There were outstanding borrowings of $9.2 million and zero under this facility as of March 31, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

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
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or RSO; breaches of covenants and/or certain representations and warranties; performance defaults by RSO; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against RSO; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of RSO. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. RSO and SPE 5 were in compliance with all debt covenants as of March 31, 2014.
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

Residential Mortgage Financing Agreements
PCA has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of July 2, 2014, which was amended from the original terms over the course of four amendments. At March 31, 2014, PCA had borrowed $10.3 million under this facility. The facility bears interest at one-month LIBOR plus 3.50%.
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
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCA's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCA's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCA; a judgment in an amount greater than $10,000 against PCA or $50,000 in the aggregate against PCA. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCA to maintain a minimum maintenance balance account at all times of $1.5 million and PCA was in compliance as of March 31, 2014. PCA was in compliance with all financial debt covenants as of March 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

PCA has a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At March 31, 2014, PCA had borrowed $4.4 million. The facility bears interest at one-month LIBOR with a 4.00% floor.
The ViewPoint facility contains provisions that provide ViewPoint with certain rights if certain credit events have occurred with respect to one or more assets financed on the ViewPoint facility to require either PCA to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the ViewPoint facility, or may only be required to the extent of the availability of such payments. The agreement requires PCA to maintain a minimum balance in a deposit account at all times of $1.0 million and PCA was in compliance as of March 31, 2014.
PCA received a waiver on a covenant due to an event of default that requires PCA to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCA's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCA was in compliance with all other financial covenant requirements under the agreement as of March 31, 2014.
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

L.    Related party transactions - RSO
Relationship with LEAF. LEAF Financial originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into another amendment to extend the maturity to February 15, 2015. Principal payments of $361,000 were made during three months ended March 31, 2014. The loan amount outstanding at March 31, 2014 and December 31, 2013 was $5.4 million and $5.7 million, respectively.
RSO's resulting interest from the formation of LEAF is accounted for under the equity method. For the three months ended March 31, 2014 and 2013, RSO recorded a loss of $594,000 and $336,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statement of income.  RSO’s investment in LEAF was valued at $40.4 million and $41.0 million as of March 31, 2014 and December 31, 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of the Company, was sold to CVC Credit Partners, a joint venture entity in which the Company owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, RSO was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2014 and 2013, CVC Credit Partners incurred subordinated fees of $370,000 and $181,000, respectively. In October 2012, RSO purchased

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased an additional equity interest in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners. For the three months ended March 31, 2014, RSO recorded earnings of $834,000, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. No such earnings were recorded for the three months ended March 31, 2013. The fund's investment balance of $17.0 million and $16.2 million as of March 31, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2014 and 2013, RSO paid Ledgewood $38,000 and $46,000, respectively, in connection with legal services rendered to RSO.
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
MARCH 31, 2014
(unaudited)

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
The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Investment securities, trading	$—	$—	$9,987	$9,987
Investment securities available-for-sale	1,764	816	230,971	233,551
CMBS - linked transactions	—	—	34,829	34,829
Derivatives (net)	—	556	—	556
Total assets at fair value	$1,764	$1,372	$275,787	$278,923

Liabilities:
Derivatives (net)	—	401	9,841	10,242
Total liabilities at fair value	$—	$401	$9,841	$10,242

December 31, 2013
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	—	395	10,191	10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS Including Linked Transactions	ABS	RMBS	Structured Finance	Total
Beginning balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Total gains or losses (realized or unrealized):
Included in earnings	103	214	—	—	317
Purchases	33,402	14,306	—	12,841	60,549
Sales	(12,314)	(2,494)	—	—	(14,808)
Paydowns	(17,188)	(1,785)	(10)	—	(18,983)
Included in OCI	1,332	(59)	(2)	(1,558)	(287)
Transfers out of Level 2	—	—	—	—	—
Transfers into level 3	—	—	—	—	—
Ending balance, March 31, 2014	$216,120	$36,838	$439	$22,390	$275,787
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
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2014	$10,191
Unrealized losses – included in accumulated other comprehensive income	(350)
Ending balance, March 31, 2014	$9,841
RSO had $0 and $21,000 of losses included in earnings due to the other-than-temporary impairment charges of during the three months ended March 31, 2014 and 2013, respectively. These losses are included in RSO's consolidated statements of operations as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three months ended March 31, 2014 and 2013 was $440,000 and $1.3 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Loans held for sale	$—	$272	$15,117	$15,389
Impaired loans	—	1,125	—	1,125
Total assets at fair value	$—	$1,397	$15,117	$16,514

December 31, 2013
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$9,841	Discounted cash flow	Weighted average credit spreads	5.11%
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable and accrued interest expense approximates their carrying value on the consolidated balance sheets.  The fair value of RSO’s investment securities-trading is reported in section D. "Investment securities - trading" above. The fair value of RSO’s investment securities available-for-sale is reported in section E. "Investment securities available-for-sale" above.
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
MARCH 31, 2014
(unaudited)

The fair values of RSO’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Loans held-for-investment	$1,596,731	$1,591,875	$—	$687,086	$904,789
Loans receivable-related party	$6,498	$6,498	$—	$—	$6,498
CDO notes	$1,183,469	$1,066,399	$—	$1,066,399	$—
Junior subordinated notes	$51,054	$17,548	$—	$—	$17,548
Repurchase agreements	$160,436	$160,436	$—	$—	$160,436

December 31, 2013
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304
RAI - Other VIEs
In March 2014, the Company made a payment under a guarantee on behalf of a VIE that it does not consolidate (see Note 17). As a result of the payment, the Company re-evaluated the VIE for consolidation and determined to exclude it on the basis of immateriality to the consolidated financial statements.
VIEs not consolidated
The Company’s investments in RRE Opportunity REIT I and II and its investments in the structured finance entities that hold investments in trust preferred assets (“Trapeza entities”) and asset-backed securities (“Ischus entities”), and a new real estate investment fund that the Company sponsored and manages in Australia, RRE Global Opportunity Fund, were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT II, the Company has advanced offering costs that are being reimbursed as the REIT raises additional equity which is included in Receivables from managed entities and related parties, net on the Consolidated Balance Sheets.  Except for those advances, the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2014.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at March 31, 2014 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RRE Opportunity REIT I	$—	$2,549	$2,549
RRE Opportunity REIT II	1,649	200	1,849
Ischus entities	210	—	210
Trapeza entities	—	1,009	1,009
RRE Global Opportunity Fund	—	675	675
	$1,859	$4,433	$6,292

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2014
(unaudited)

NOTE 20 – SUBSEQUENT EVENTS
On April 8, 2014, RSO sold its hotel property, which had been classified as property available-for-sale at December 31, 2013.
On May 1, 2014, the Company entered into a loan agreement to lend up to €2.0 million to CVC Credit Partners Group Limited, a related party. Advances on the loan bear interest at the EURIBOR plus 7% as determined on the date of each advance on the facility. The loan matures on October 1, 2014.
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to the consolidated financial statements.

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The financial information presented reflects the operations and assets of Resource Capital Corp, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage (NYSE: RSO), on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze the Resource America operations by its three business segments: Real Estate, Financial Fund Management, and Commercial Finance and one other segment, RSO, which is a consolidated VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes.
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of March 31, 2014, we managed $17.8 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage as well as value-added multifamily investments. In December 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, having raised a total of $635.0 million (including proceeds of a private offering). We expect to continue to expand this business by raising investor funds through our retail broker channel for investment programs, principally through Resource Real Estate Opportunity REIT II, Inc., which we refer to as RRE Opportunity REIT II, during 2014.
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, diversified, closed-end management investment company which will invest at least 80% of its assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. During the three months ended March 31, 2014, we launched Resource Real Estate Global Property Securities, or RREGP, an Australian unregistered managed investment fund, structured as a unit trust, which we manage through a joint venture. We invested $677,400 in RREGP in March 2014.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of issuers of collateralized loan and debt obligations, or CLOs and CDOs, through our joint venture, CVC Credit Partners. Through this joint venture, we have closed nine CLOs (with a total of approximately $4.6 billion par value of assets) since its formation in 2012. In September 2013, CVC Credit Partners completed the public offering of Credit Partners European Opportunities Limited, which invests in sub-investment grade European debt instruments. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares trade under the symbol "CCPE" and Sterling denominated shares trade under the symbol "CCPG" on the London Stock Exchange.
In our commercial finance segment, we recorded provisions for credit losses of $1.2 million during the three months ended March 31, 2014 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows. We had provided a limited guarantee to a lender of Lease Equity Appreciation Fund I, L.P., or LEAF I, one of our sponsored commercial finance investment partnerships. On March 20, 2014, pursuant to the guarantee, we made a payment of $954,000 to the lender on behalf of LEAF I to pay off the loan.
We recorded consolidated net income attributable to common shareholders of $990,000 for the three months ended March 31, 2014.

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
Assets Under Management
We increased our assets under management by $2.5 billion to $17.8 billion at March 31, 2014 from $15.3 billion at March 31, 2013. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	March 31,		Increase
	2014	2013	Amount		Percentage
Financial fund management (2)	$14,558	$12,988	$1,570	(2)	12%
Real estate (3)	2,618	1,822	796		44%
Commercial finance	617	527	90		17%
	$17,793	$15,337	$2,456		16%

Net assets under management (4)	$8,286	$6,842	$1,444		21%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase primarily reflects the $2.2 billion increase in the CVC Credit Partners portfolio related to the issuance of four new CLOs. This increase was offset, in part, by reductions in the eligible collateral bases of our asset-backed securities, or ABS ($206.5 million), corporate loan ($188.4 million) and trust preferred portfolios ($266.4 million) resulting from defaults, paydowns, sales and calls.

(3)	The increase is primarily due to the $553.0 million increase in assets managed for RRE Opportunity REIT I; the fundraising for this fund was completed in December 2013.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of March 31, 2014 (1)
Financial fund management	45	8	—	8
Real estate	2	8	6	6
Commercial finance	—	4	—	2
	47	20	6	16
As of March 31, 2013 (1)
Financial fund management	44	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	46	26	6	10

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

As of March 31, 2014 and 2013, we managed assets in the following classes for the accounts of institutional and individual investors, Resource Capital Corp., or RSO, and for our own account (in millions):

	March 31, 2014				March 31, 2013
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$8,363	$1,666	$—	$10,029	$8,203
Trust preferred securities (1)	3,269	—	—	3,269	3,536
Asset-backed securities (1)	954	—	—	954	1,160
Mortgage and other real estate-related loans (2)	5	1,284	—	1,289	992
Real properties (2)	1,285	19	16	1,320	830
Commercial finance assets (3)	617	—	—	617	527
Private equity and other assets (1)	71	244	—	315	89
	$14,564	$3,213	$16	$17,793	$15,337

Net assets under management (4)	$6,493	$1,777	$16	$8,286	$6,842

(1)	We value these assets at their amortized cost.

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
Employees
As of March 31, 2014, we had 633 full-time employees, an increase of 25 (4%), from 608 employees at March 31, 2013. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
March 31, 2014
Investment professionals	66	50	13	3
Other	85	29	11	45
	151	79	24	48
Property management	482	482	—	—
Total	633	561	24	48

March 31, 2013
Investment professionals	56	42	11	3
Other	69	19	13	37
	125	61	24	40
Property management	483	483	—	—
Total	608	544	24	40
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

Back to Index

Back to Index

	Three Months Ended March 31,
	2014	2013
Fund management revenues (1)	$15,269	$7,968
Finance and rental revenues (2)	1,988	2,005
RSO management fees (3)	2,782	2,574
Gains on resolution of loans (4)	—	1,606
Other revenues	212	1,296
Subtotal - Resource America revenues before consolidating with RSO	20,251	15,449
RSO - consolidated VIE revenues	31,931	30,578
Elimination of consolidated VIE revenues attributed to operating segments	(2,880)	(2,700)
	$49,302	$43,327

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
We provide a more detailed discussion of the revenues generated by each of our business segments under “-Results of Operations:  Real Estate”, “Financial Fund Management”, and “Commercial Finance.”
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

The following table sets forth information related to real estate assets managed (1) (in millions):

	March 31,
	2014	2013
Assets under management (1):
Commercial real estate debt	$1,235	$938
Real estate investment funds and programs	569	582
RRE Opportunity REIT I	703	150
Distressed portfolios	19	57
Properties managed for RSO	35	64
Institutional portfolios	15	15
Residential mortgages for RSO	18	—
Legacy portfolio	16	16
DIF	8	—
	$2,618	$1,822

Net assets under management	$2,618	$1,822

Back to Index

Back to Index

(1)	For information on how we calculate assets under management, see "Assets under Management” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2014, our fee income will depend upon the success of RRE Opportunity REIT I and RRE Opportunity REIT II and the timing of their respective acquisitions, refinancings, and dispositions.
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
Management fees:
REIT management fees from RSO	$2,646	$2,193
Property management fees	2,403	2,517
Asset management fees	1,942	1,202
Broker-dealer fees	—	1,108
	6,991	7,020
Other:
Rental property income and revenues of consolidated VIEs (1)	939	949
Master lease revenues	1,049	1,056
Fee income from sponsorship of investment entities	4,651	689
Gains and fees on resolution of loans and other property interests	—	1,606
Equity in earnings of unconsolidated entities	(355)	20
	$13,275	$11,340
Costs and expenses:
General and administrative expenses	$4,080	$3,507
Property management expenses	2,220	2,355
Broker-dealer expenses	578	1,186
Master lease expenses	1,197	1,579
Rental property expenses and expenses of consolidated VIEs (1)	800	813
	$8,875	$9,440

(1)	We generally consolidate a VIE when we are deemed to be the primary beneficiary of the entity.
Revenues − Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
Revenues from our real estate operations increased $1.9 million (17%) to $13.3 million for 2014 from $11.3 million in 2013.  We attribute the increase primarily to the following:
Management fees

•
a $740,000 increase in asset management fees, principally an $844,000 increase in the fees earned from RRE Opportunity REIT I as a result of the increase in its assets, offset in part by a $98,000 decrease in fees related to two assets sold during the quarter that were held by an RSO joint venture;

•	a $453,000 increase in RSO management fees. The base management fee increased due to an increase in the equity of RSO upon which this fee is based; and

•	a $1.1 million decrease in broker-dealer manager fees. In December 2013, we closed the offering for RRE Opportunity REIT I for which broker-dealer fees were earned during the prior year quarter.
Other revenues

•	a $4.0 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during the three months ended March 31, 2014, we earned $4.7 million in fees primarily from the following activities:

Back to Index

Back to Index

•	the acquisition of two properties (valued at $114.3 million);

•	the acquisition of joint venture interests in 10 multifamily communities (valued at $51.2 million);

•	the sale of two properties (valued at $82.9 million); and

•	the placement of $115.0 of financing on properties.

•	in comparison, during the three months ended March 31, 2013, we earned $689,000 in fees primarily from the following activities:

•	the acquisition of two properties (valued at $18.6 million); and

•	the sale of two properties (valued at $13.0 million).
The increase is offset by a $1.6 million decline in gains and fees on resolution of property interests. During the three months ended March 31, 2013 we recognized a gain of $1.6 million from the sale of our 10% interest in a real estate joint venture. We had no such transactions in the three months ended March 31, 2014.
Costs and Expenses − Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
Costs and expenses of our real estate operations decreased $565,000 (6%) to $8.9 million for 2014 from $9.4 million in 2013. We attribute these changes primarily to the following:

•
a $573,000 increase in general and administrative expenses, principally a $386,000 increase in wages and benefits in conjunction with the increased operating activities of RRE Opportunity REIT I as well as the additional staffing required to manage the increased properties under management;

•	a $382,000 decrease in expenses for our master lease; and

•
a $608,000 decrease in expenses for our broker-dealer. During the three months ended March 31, 2013, we were fundraising for RRE Opportunity REIT I and completed the fundraising in December 2013. As fundraising for RRE Opportunity REIT II escalates, our broker-dealer expenses will increase.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through six separate operating entities:

•
CVC Credit Partners, or CCP, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers, managed accounts and a credit opportunities fund;

•
Trapeza Capital Management, LLC, or TCM, a joint venture between us and an unrelated third-party, manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers. TCM, together with the Trapeza CDO issuers, are collectively referred to as Trapeza;

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

Back to Index

Back to Index

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
March 31, 2014
CVC Credit Partners	$8,363	$1,666	$10,029
Trapeza	3,269	—	3,269
Ischus	954	—	954
Other	62	244	306
	$12,648	$1,910	$14,558

Net assets under management	$5,195	$473	$5,668

March 31, 2013
CVC Credit Partners	$5,610	$2,593	$8,203
Trapeza	3,536	—	3,536
Ischus	1,160	—	1,160
Other company-sponsored partnerships	66	23	89
	$10,372	$2,616	$12,988

Net assets under management	$4,567	$453	$5,020

(1)	For information on how we calculate assets under management, see "Assets Under Management" above.
Our financial fund management operations historically have depended upon our ability to sponsor and manage CDO and CLO issuers. Prior to 2012, the market for CDOs had been non-existent and limited for CLOs in the asset classes we manage. In October 2011, we were able to sponsor Apidos CLO VIII, the first such deal we closed since 2007. Since 2012, we have closed nine CLO's (all of which were sponsored by CVC Credit Partners) financing $4.6 billion in assets.
CVC Credit Partners
We and our joint venture partner have sponsored, structured and/or currently manage 23 CLO issuers and nine separate accounts for institutional and individual investors as well as for RSO, holding approximately $10.0 billion in U.S. and European bank loans and corporate bonds ($8.5 billion of which are held in CLO issuers) at March 31, 2014, of which $1.8 billion are managed on behalf of RSO.
For the CLOs managed, we earn average fees of 0.12% (senior) and 0.26% (subordinate) of the aggregate principal balance of eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on debt. During the three months ended March 31, 2014, we also received 75% of the incentive management fees generated by six legacy Apidos CLOs.
For separately managed accounts, we earn approximately 0.73% on the average balance of assets managed.
Subsequent to the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of Apidos and the credit opportunities fund in our consolidated results; instead, we record our 33% equity interest in the operations of CVC Credit Partners.
Trapeza
We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.3 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at March 31, 2014.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also owned a 50% interest in the general partners of five affiliated limited partnerships, which are all in the process of liquidation. Additionally, as part of our sponsorship and management, we hold limited partnership interests in each of these limited partnerships. On November 1, 2009 and January 28, 2010, the general partners repurchased substantially all of the remaining limited partnership interests in two of the Trapeza entities.

Back to Index

Back to Index

On average, we earn 0.12% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $1.0 billion in real estate ABS, including RMBS, CMBS and credit default swaps at March 31, 2014.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers. One of these CDO issuers no longer pays management fees.
Company-Sponsored Partnerships
We sponsored, structured and, through RFIG, currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $62.4 million of investments in financial institutions at March 31, 2014. We derive revenues from these operations through annual management fees, based on an average of 1.85% of equity. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in these partnerships. We may receive a carried interest of up to 20% upon meeting specific investor return rates.
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
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Fund management fees	$815	$733
Fund management fees - incentive	1,059	409
RSO management fees - trading portfolio	—	226
RSO management fees	136	155
Structuring and placement fees	3,327	—
Introductory agent fees	548	331
Equity in earnings of unconsolidated CDO issuers	243	227
Equity in earnings of CVC Credit Partners	361	582
Gains, net, on trading securities	183	1,276
Other revenues	242	20
	6,914	3,959
Total limited and general partner interests	161	328
	$7,075	$4,287
Costs and expenses:
General and administrative expenses	$4,389	$2,528
Revenues − Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
Revenues increased $2.8 million (65%) to $7.1 million for 2014 from $4.3 million in 2013. We attribute the increase to the following:

•	a $82,000 increase in fund management fees, primarily due to increased capital bases in our unconsolidated company-sponsored partnerships as a result of fair value adjustments.

•	a $650,000 increase in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•
a $3.3 million increase in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting a European CLO for an unrelated third-party collateral manager; and

Back to Index

Back to Index

•
a $217,000 increase in introductory agent fees as a result of fees earned in connection with eight structured security transactions with an average fee of $68,500 as compared to eleven structured security transactions with an average fee of $30,200 for the prior year period.

These increases were partially offset by the following decreases, which can vary significantly by quarter:

•	a $226,000 decrease in incentive management fees earned on managing a trading portfolio on behalf of RSO.

•	a $1.1 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio; and

•	a $162,000 decrease in fair value adjustments recorded for our limited general partner interests in unconsolidated company-sponsored partnerships.
Cost and Expenses − Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013
    Costs and expenses of our financial fund management operations increased $1.9 million (74%) to $4.4 million for the three months ended March 31, 2014 from $2.5 million in the three months ended March 31, 2013 primarily as a result of an increase in incentive compensation in connection with the structuring and placement fees earned.
Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF increased by $90 million to $617.0 million as compared to $527 million at March 31, 2013. This increase reflects a $168 million increase in the LEAF portfolio, offset in part by a $78 million decrease in the assets managed by our four investment partnerships, reflecting the natural runoff of those portfolios. As of March 31, 2014 and 2013, respectively, LEAF managed approximately 58,000 and 55,000 leases and loans for itself and our investment entities, with an average original finance value of $23,000 and $24,000, and an average term of 56 and 57 months, respectively.
The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	March 31,
	2014	2013
LEAF	$581	$413
Commercial finance investment partnerships	36	114
	$617	$527

(1)	For information on how we calculate assets under management, see “Assets under Management” above.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	March 31, 2014
	2014	2013
Revenues:
Equity in losses of investment entities	(97)	(173)
Equity in losses of LEAF	(2)	(5)
	$(99)	$(178)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$85	$33
General and administrative expenses - other	18	12
	$103	$45
During 2012, our share of LEAF's losses reduced our investment to zero such that we will not reflect any future losses of LEAF. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $224,000 and $618,000 of fund management fees from these entities during the three months ended March 31, 2014 and 2013, respectively.

Back to Index

Back to Index

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs increased $1.0 million (46%) to $3.2 million for the three months ended March 31, 2014 from $2.2 million for the three months ended March 31, 2013. Professional fees increased by $631,000 primarily due to increased audit and legal fees related to the change in our year end and the consolidation of RSO.
Other-Than-Temporary Impairment Losses
There were no other-than-temporary impairment losses during the three months ended March 31, 2014. During the three months ended March 31, 2013, we recorded $214,000 of other-than-temporary impairment losses of certain of our investments in CLOs, primarily those with investment in bank loans.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended March 31,
	2014	2013
Commercial finance:
Receivables from managed entities	$1,212	$2,863
Leases, loans and future payment card receivables	(1)	(3)
Real estate:
Receivables from managed entities	1	(2,533)
Rent receivables	(4)	11
	$1,208	$338
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $1.2 million, and $2.9 million for the three months ended March 31, 2014 and 2013, respectively.
During the three months ended March 31, 2013, as a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision that was previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed another $1.5 million of our provision for credit losses.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended March 31,
	2014	2013
Real estate property investments	$129	$180
Other operating segments - primarily depreciation on fixed assets	322	236
Total depreciation expense	$451	$416
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three months ended March 31, 2014 and 2013, corporate interest is comprised primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. Real estate segment interest primarily relates to the mortgage on our hotel property in Savannah, Georgia. The following table reflects interest expense as reported by segment (in thousands):

Back to Index

Back to Index

	Three Months Ended March 31,
	2014	2013
Corporate	$287	$296
Real estate	196	197
Commercial finance	—	1
	$483	$494
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  Subsequent to the deconsolidation of LEAF, we no longer record commercial finance non-controlling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2014	2013
Noncontrolling interests in consolidated VIE - RSO (1)	$(17,151)	$(12,314)
Other:
Real estate - hotel property (2)	$30	$43
Real estate - Australian joint venture (3)	10	—
	$40	$43

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

	Three Months Ended March 31,
	2014	2013
RAI	$1,069	$(146)
RSO	16	1,762
Total	$1,085	$1,616
The following paragraphs discuss the income tax, exclusive of the income tax provision for our consolidated VIE - RSO.
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 46% for the three months ended March 31, 2014 as compared to a 26% benefit for the three months ended March 31, 2013. The change in the income tax rate primarily relates to additional tax benefits recorded for the three months ended March 31, 2013 which are not applicable for the three months ended March 31, 2014. Our effective income tax rate without discrete tax items would have been 39% for the three months ended March 31, 2014.

We project our effective tax rate to be between 42% and 45% for 2014. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets. We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. We are currently undergoing an IRS examination for the fiscal years ended September 2011 and September 2012. In addition, we are currently undergoing a New York State examination for the fiscal years ended September 2007 - 2009. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state and local income tax examinations by tax authorities for years before 2007.

Back to Index

Back to Index

The New York State 2014-2015 Budget Act (“N.Y. Budget Act”). The N.Y. Budget Act was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law. We anticipate that the legislation will reduce the amount of taxable income apportioned to New York State, thereby reducing our state effective income tax rate beginning in 2015.
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
The following summarizes the operating activities of RSO (in thousands):

	Three Months Ended March 31,
	2014	2013
Total interest income	$27,085	$33,320
Interest expense	9,637	11,165
Net interest income	17,448	22,155
Other revenues	14,483	8,423
Total revenues	31,931	30,578
Operating expenses	13,140	17,950
Net operating income	18,791	12,628
Other revenues	(1,331)	—
Net income	$17,460	$12,628
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of March 31, 2014.
Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE, RSO, as we do not have access or the ability to utilize any of RSO's assets, nor do we have any obligation or liability with respect to any of its liabilities or borrowings.
As an asset manager, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages, benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds.
At March 31, 2014, our liquidity consisted of four primary sources:

•	cash on hand of $17.2 million;

•	$10.5 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at March 31, 2014 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.

Back to Index

Back to Index

Refinancing and Repayment of Our Debt. In November 2013, we amended our credit facility with Republic First Bank to extend the maturity date to December 28, 2016. In April 2014, we amended our credit facility with TD Bank to extend the maturity date to December 31, 2017. In addition, the maximum borrowing capacity was increased from $7.5 million to $11.5 million.
As of March 31, 2014, our total borrowings outstanding of $20.5 million included $10.0 million of Senior Notes, $10.2 million of mortgage debt (secured by the underlying property) and $265,000 of other debt.
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
For the three months ended March 31, 2014 and 2013, we paid cash dividends of $980,000 and $589,000, respectively. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE - RSO as we do not have any obligation or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at March 31, 2014 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$10,236	$202	$442	$504	$9,088

Recourse to us:
Other debt (1)	10,000	10,000	—	—	—
Capital lease obligations (1)	265	184	81	—	—
	10,265	10,184	81	—	—

Operating lease obligations	15,004	2,196	4,285	3,906	4,617
Other long-term liabilities	6,860	831	1,576	1,459	2,994
Total contractual obligations	$42,365	$13,413	$6,384	$5,869	$16,699

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2014; less than 1 year: $1.6 million; 1-3 years:  $1.3 million; 3-5 years:  $1.2 million; and after 5 years: $1.3 million.

Back to Index

Back to Index

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	800	800	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,603	$1,603	$—	$—	$—

Limited Loan Guarantee. We and Lease Equity Appreciation Fund I, L.P. (“LEAF I”), one of our sponsored commercial finance investment partnerships, had provided a limited guarantee to a lender to the LEAF partnership in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. On March 20, 2014, pursuant to the guarantee, we advanced funds of $954,000 to the lender on behalf of LEAF I to pay off the loan in full.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $101,000 and $221,000 as of March 31, 2014 and December 31, 2013, respectively.  As of March 31, 2014 and December 31, 2013, Resource Securities net capital was $1.6 million and $2.7 million, respectively, which exceeded the minimum requirements by $1.5 million and $2.5 million, respectively.
Legal proceedings. We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.
Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to RRE Opportunity REIT II, we are committed to invest 1% of the first $100.0 million of equity raised. During 2013, we invested $200,000. In April 2014, we funded an additional $1.0 million, for a total investment of $1.2 million.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of March 31, 2014, except for the real estate commitment and executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the restated consolidated financial statements.
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
The financial statements for the three months ended March 31, 2014 and 2013 reflect the consolidation of RSO. See Note 19 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.

Back to Index

Back to Index

Our investment in RRE Opportunity REIT I and II, and our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, which we refer to as our Ischus entities, and a new investment fund we sponsored and manage in Australia, RRE Global Opportunity Fund, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  With respect to RRE Opportunity REIT II, we have advanced offering costs that are being reimbursed as the REIT II raises additional equity.  Except for those advances, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2014.
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
Debt
At March 31, 2014, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2013 for a short-term period and did not utilize either facility during the three months ended March 31, 2014. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of March 31, 2014 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of March 31, 2014, our trading security portfolio was comprised of $977,000 of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of March 31, 2014, the hypothetical loss would have been approximately $98,000.

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
Changes in Internal Control over Financial Reporting
We are in the process of implementing new procedures to strengthen our internal control over financial reporting. As we disclosed and discussed in our previously filed Form 10-Q for the three and nine month period ended September 30, 2013, we designed and formalized new documentation processes and procedures relative to the valuation of our legacy real estate investments in response to the material weakness in our internal control over financial reporting that was identified in our 2012 fiscal year. Other than these changes, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1(c)
Second Amendment to the Amended and Restated Loan and Security Agreement and Joinder to Loan Documents, dated as of February 15, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors as set forth therein. (11)

10.1(d)
Third Amendment to the Amended and Restated Loan and Security Agreement and Joinder, dated as of November 16, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors as set forth therein. (13)

10.1(e)
Fourth Amendment to the Amended and Restated Loan and Security Agreement and Joinder, dated as of April 25, 2014, among Resource America, Inc. and TD Bank, N.A and the Joining Guarantors as set forth therein. (16)

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated February 10, 2014.
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7	Employment Agreement between Alan Feldman and Resource America, Inc., dated January 29, 2009.
10.8(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.8(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (6)
10.8(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.8(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8(e)	Fourth Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (13)
10.9	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.10	Sale and Purchase Agreement between Resource America, Inc. and CVC Capital Partners SICAV-FIS, S.A. dated December 29, 2011. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

Back to Index

99.1	Risk factors of Resource Capital Corp. (15)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 15, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 11, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012, and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 13, 2013 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 17, 2014 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on April 28, 2014 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

May 12, 2014	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

May 12, 2014	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index