Form 10-Q
period 2014-06-30
RESOURCE AMERICA, INC.
filed 2014-08-11
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on August 1, 2014 was 20,353,323 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$11,858	$19,853
Restricted cash	654	571
Receivables	3,400	541
Loans and receivables from managed entities and related parties, net	32,586	30,923
Investments in real estate, net	17,084	17,696
Investment securities, at fair value	12,590	7,839
Investments in unconsolidated loan manager (see Note 8)	38,461	37,821
Investments in unconsolidated entities	13,448	14,342
Assets of consolidated variable interest entity ("VIE") - RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	313,528	325,579
Investments, at fair value	273,454	226,764
Loans	1,785,135	1,397,458
Investments in real estate and unconsolidated entities	89,989	124,193
Other assets	96,062	76,467
Total assets of consolidated VIE - RSO	2,558,168	2,150,461

Property and equipment, net	5,378	5,844
Deferred tax assets, net	24,607	27,769
Other assets	5,212	4,791
Total assets	$2,723,446	$2,318,451

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$16,846	$22,134
Payables to managed entities and related parties	3,608	3,110
Borrowings	20,558	20,619
Liabilities of consolidated VIE - RSO (see Note 19):
Borrowings	1,579,985	1,320,015
Other liabilities	54,342	55,247
Total liabilities of consolidated VIE - RSO	1,634,327	1,375,262
Total liabilities	1,675,339	1,421,125

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 31,111,667 and 30,378,339 shares issued (including nonvested restricted stock of 674,701 and 400,194), respectively	304	299
Additional paid-in capital	290,947	288,555
Accumulated deficit	(24,290)	(26,025)
Treasury stock, at cost; 10,667,202 and 10,434,436 shares, respectively	(109,906)	(107,874)
Accumulated other comprehensive loss	(1,257)	(1,231)
Total stockholders’ equity	155,798	153,724
Noncontrolling interests	306	238
Noncontrolling interests attributable to RSO	892,003	743,364
Total equity	1,048,107	897,326
	$2,723,446	$2,318,451

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Real estate (includes revenues of $2,302, $2,805, $4,985 and $5,093 related to RSO)	$13,448	$12,153	$26,723	$23,493
Financial fund management (includes revenues of $753, $(111), $960 and $270 related to RSO)	8,141	2,445	15,216	6,732
Commercial finance (includes no revenue related to RSO)	(42)	(35)	(141)	(213)
	21,547	14,563	41,798	30,012
Revenues from consolidated VIE - RSO (see Note 19)	34,608	21,647	66,539	52,225
Elimination of consolidated VIE revenues attributed to operating segments	(3,040)	(2,725)	(5,920)	(5,425)
Total revenues	53,115	33,485	102,417	76,812
COSTS AND EXPENSES:
Real estate	9,105	8,896	17,980	18,336
Financial fund management	2,779	1,694	7,168	4,222
Commercial finance	123	(219)	226	(174)
General and administrative	2,729	2,149	5,883	4,302
Provision for credit losses	1,575	1,647	2,783	1,985
Depreciation and amortization	465	489	916	905
	16,776	14,656	34,956	29,576
Expenses from consolidated VIE - RSO (see Note 19)	19,861	11,368	32,985	27,556
Elimination of consolidated VIE expenses attributed to operating segments	(3,053)	(2,663)	(5,872)	(5,317)
Total expenses	33,584	23,361	62,069	51,815
OPERATING INCOME	19,531	10,124	40,348	24,997

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	370	—	370	—
Other-than-temporary impairment on investments	—	—	—	(214)
Interest expense	(497)	(501)	(980)	(995)
Other income, net	18	83	183	272
	(109)	(418)	(427)	(937)
Other income, net, from consolidated VIE - RSO (see Note 19)	2,509	—	1,178	—
Elimination of consolidated VIE other income attributed to operating segments	11	31	29	62
	2,411	(387)	780	(875)
Income from continuing operations before taxes	21,942	9,737	41,128	24,122
Income tax provision (benefit)	2,181	(1,511)	3,250	(1,657)
Income tax (benefit) provision - RSO	(446)	1,737	(430)	3,499
Income from continuing operations	20,207	9,511	38,308	22,280
Loss from discontinued operations, net of tax	—	—	—	(2)
Net income	20,207	9,511	38,308	22,278
Net (income) loss attributable to noncontrolling interests	(84)	(26)	(44)	17
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(17,405)	(8,372)	(34,556)	(20,686)
Net income attributable to common shareholders	$2,718	$1,113	$3,708	$1,609
Amounts attributable to common shareholders:
Income from continuing operations	$2,718	$1,113	$3,708	$1,611
Discontinued operations	—	—	—	(2)
Net income	$2,718	$1,113	$3,708	$1,609

Basic earnings per share:
Continuing operations	$0.13	$0.05	$0.18	$0.08
Discontinued operations	—	—	—	—
Net income	$0.13	$0.05	$0.18	$0.08
Weighted average shares outstanding	20,386	20,297	20,320	20,219

Diluted earnings per share:
Continuing operations	$0.12	$0.05	$0.17	$0.07
Discontinued operations	—	—	—	—
Net income	$0.12	$0.05	$0.17	$0.07
Weighted average shares outstanding	22,032	22,106	22,031	21,969

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$20,207	$9,511	$38,308	$22,278

Other comprehensive income (loss):
Unrealized gain (loss) on investment securities available-for-sale, net of tax of $33, $10, $52 and ($207)	129	15	157	(336)
Less: reclassification for (gains) losses realized, net of tax of $(139), $0, $(139) and $83	(231)	—	(231)	131
	(102)	15	(74)	(205)
Minimum pension liability - reclassification for losses realized, net of tax of $62, $55, $95 and $63	8	40	44	127

Unrealized gain on hedging contracts, net of tax of $1, $1, $1 and $7	3	2	4	7

Foreign currency translation gain, net of tax of $0, $0, $0 and $0	(2)	—	—	—
Subtotal - activity related to RAI	(93)	57	(26)	(71)

Activity related to consolidated VIE - RSO:
Reclassification adjustments for gains on available-for-sale securities realized in net income	2,722	(4,498)	4,187	(5,125)
Unrealized gains (losses) on available-for-sale securities, net	264	4,699	(1,490)	9,922
Reclassification adjustments associated with realized losses from interest rate hedges included in net income	72	138	142	193
Unrealized gain on derivatives, net	803	1,330	1,190	1,982
Foreign currency translation gain	16	—	(180)	—
Subtotal - activity related to RSO	3,877	1,669	3,849	6,972
Subtotal - other comprehensive income	3,784	1,726	3,823	6,901
Comprehensive income	23,991	11,237	42,131	29,179
Less: Comprehensive income attributable to noncontrolling interests	(21,366)	(10,067)	(38,449)	(27,641)
Comprehensive income attributable to common shareholders	$2,625	$1,170	$3,682	$1,538

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests RSO	Total Equity
Balance, December 31, 2013	19,943,903	$299	$288,555	$(26,025)	$(107,874)	$(1,231)	$153,724	$238	$743,364	$897,326
Net income	—	—	—	3,708	—	—	3,708	44	34,556	38,308
Treasury shares issued	29,595	—	(42)	—	306	—	264	—	—	264
Exercise of warrants	303,921	3	1,547	—	—	—	1,550	—	—	1,550
Stock-based compensation	429,407	2	887	—	—	—	889	—	—	889
Repurchase of common stock	(262,361)	—	—	—	(2,338)	—	(2,338)	—	—	(2,338)
Dividends on common stock	—	—	—	(1,973)	—	—	(1,973)	—	—	(1,973)
Change in non controlling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	110,234	110,234
Other	—	—	—	—	—	—	—	24	—	24
Other comprehensive income (loss)	—	—	—	—	—	(26)	(26)	—	3,849	3,823
Balance, June 30, 2014	20,444,465	$304	$290,947	$(24,290)	$(109,906)	$(1,257)	$155,798	$306	$892,003	$1,048,107

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,308	$22,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	992	996
Provision for credit losses	2,783	1,985
Unrealized gains on trading securities	(120)	(484)
Equity in earnings of unconsolidated entities	(1,678)	(1,144)
Distributions from unconsolidated entities	3,805	1,566
Other-than-temporary impairment on investments	—	214
Gain on sale of investment securities, net	(832)	(1,716)
Gain on sale of assets	(370)	(1,623)
Deferred income tax provision	3,250	(1,657)
Equity-based compensation issued	845	610
Trading securities purchases and sales, net	(3,154)	(618)
Loss from discontinued operations	—	2
Changes in operating assets and liabilities	(12,605)	2,007
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE - RSO	18,629	(58,209)
Net cash provided by (used in) operating activities	49,853	(35,793)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(176)	(474)
Payments received on real estate loans and real estate	—	2,049
Investments in real estate and unconsolidated real estate entities	(1,194)	(997)
Principal payments on leases and loans	(2)	(3)
Purchase of loans and securities by consolidated VIE - RSO	(597,139)	(473,710)
Principal payments and proceeds from sales of loans and securities by consolidated VIE - RSO	365,922	584,201
Purchase of loans and investments	(1,318)	(1,522)
Proceeds from sale of loans and investments	721	—
Increase (decrease) in restricted cash of consolidated VIE - RSO	10,543	(5,926)
Other investing activity of consolidated VIE - RSO	10,655	(15,419)
Net cash (used in) provided by investing activities	(211,988)	88,199

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,500	2,000
Principal payments on borrowings	(2,706)	(2,243)
Net borrowings (repayments) of debt by consolidated VIE - RSO	48,965	(182,637)
Dividends paid	(1,964)	(1,183)
Dividends paid on common stock by consolidated VIE - RSO	(50,313)	(42,542)
Proceeds from issuance of common stock	1,550	1,253
Net proceeds from issuance of common stock by consolidated VIE - RSO	163,319	179,826
Repurchases of common stock	(2,083)	(54)
Increase in restricted cash	(84)	—
Other	—	228
Other financing activity of consolidated VIE - RSO	(5,044)	(6,285)
Net cash provided by (used in) financing activities	154,140	(51,637)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(495)
Net cash used in discontinued operations	—	(495)

(Decrease) increase in cash	(7,995)	274
Cash, beginning of year	19,853	11,899
Cash, end of period	$11,858	$12,173

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). RSO is reflected on a consolidated basis with the Company's financial statements for all periods presented (see Note 19).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive the benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company continually assesses its involvement with VIEs and re-evaluates the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.
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
Change in Tax Law
The New York State 2014-2015 Budget Act (“N.Y. Budget Act”) was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law. The Company anticipates that the legislation will reduce the amount of taxable income apportioned to New York State, thereby reducing its state effective income tax rate beginning in 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  If upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimates of future bad debts and recoveries.  For receivables from the real estate investment entities for which there are indications of impairment, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Investment Securities
The Company’s investment securities available-for-sale, including investments in the collateralized loan obligation ("CLO") issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The investments in the common stock of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and in Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored and managed Australian investment fund which is structured as a unit trust, is valued at net asset value. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
Reclassifications
Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation.
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company’s adoption of the following standard during the six months ended June 30, 2014 did not have a material impact on its consolidated financial position, results of operations or cash flows:
In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance that addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the guidance requires that the unrecognized tax benefit be presented in the financial statements as a liability and not combined with the deferred tax asset. The guidance was effective for the Company beginning January 1, 2014.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial position, results of operations or cash flows.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period". ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for the Company as of January 1, 2016, with early adoption permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of June 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$11,858	$—	$—	$11,858
Restricted cash	654	—	—	654
Receivables	3,486	—	(86)	3,400
Receivables from managed entities and related parties, net	35,146	—	(2,560)	32,586
Investments in real estate, net	17,084	—	—	17,084
Investment securities, at fair value	28,710	—	(16,120)	12,590
Investments in unconsolidated loan manager	38,461	—	—	38,461
Investments in unconsolidated entities	13,448	—	—	13,448
Assets of consolidated variable interest entities ("VIE") - RSO:
Cash and cash equivalents (including restricted cash)	—	313,528	—	313,528
Investments, at fair value	—	273,454	—	273,454
Loans	—	1,785,693	(558)	1,785,135
Investments in real estate and unconsolidated entities	—	89,989	—	89,989
Other assets - RSO	—	96,085	(23)	96,062
Total assets of consolidated VIE - RSO	—	2,558,749	(581)	2,558,168
Property and equipment, net	5,378	—	—	5,378
Deferred tax assets, net	33,258	—	(8,651)	24,607
Other assets	5,212	—	—	5,212
Total assets	$192,695	$2,558,749	$(27,998)	$2,723,446

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$16,846	$—	$—	$16,846
Payables to managed entities and related parties	3,631	—	(23)	3,608
Borrowings	21,116	—	(558)	20,558
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,579,834	151	1,579,985
Other liabilities	—	56,988	(2,646)	54,342
Total liabilities of consolidated VIE - RSO	—	1,636,822	(2,495)	1,634,327
Total liabilities	41,593	1,636,822	(3,076)	1,675,339
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	304	—	—	304
Additional paid-in capital	290,947	—	—	290,947
Accumulated deficit	(19,560)	—	(4,730)	(24,290)
Treasury stock, at cost	(109,906)	—	—	(109,906)
Accumulated other comprehensive loss	(10,989)	—	9,732	(1,257)
Total stockholders’ equity	150,796	—	5,002	155,798
Noncontrolling interests	306	—	—	306
Noncontrolling interest attributable to RSO	—	921,927	(29,924)	892,003
Total equity	151,102	921,927	(24,922)	1,048,107
	$192,695	$2,558,749	$(27,998)	$2,723,446

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents the consolidating statement of operations for the three months ended June 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$13,448	$—	$—	$13,448
Financial fund management	8,141	—	—	8,141
Commercial finance	(42)	—	—	(42)
	21,547	—	—	21,547
Revenues from consolidated VIE - RSO	—	34,608	—	34,608
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(3,040)	(3,040)
Total revenues	21,547	34,608	(3,040)	53,115
COSTS AND EXPENSES:
Real estate	9,105	—	—	9,105
Financial fund management	2,779	—	—	2,779
Commercial finance	123	—	—	123
General and administrative	2,729	—	—	2,729
Provision for credit losses	1,575	—	—	1,575
Depreciation and amortization	465	—	—	465
	16,776	—	—	16,776
Expenses of consolidated VIE - RSO	—	19,415	446	19,861
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(3,053)	(3,053)
Total expenses	16,776	19,415	(2,607)	33,584
OPERATING INCOME	4,771	15,193	(433)	19,531

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	370	—	—	370
Interest expense	(497)	—	—	(497)
Other income, net	590	—	(572)	18
Other income, net, from consolidated VIE - RSO	—	2,509	—	2,509
Elimination of consolidated VIE other expense, net	—	—	11	11
	463	2,509	(561)	2,411
Income from continuing operations before taxes	5,234	17,702	(994)	21,942
Income tax provision	2,181	—	(446)	1,735
Net income	3,053	17,702	(548)	20,207
Net income attributable to noncontrolling interests	(84)	—	—	(84)
Net income attributable to noncontrolling interests - RSO	—	(3,025)	(14,380)	(17,405)
Net income attributable to common shareholders	$2,969	$14,677	$(14,928)	$2,718

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents the consolidating statement of operations for the three months ended June 30, 2013 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$12,153	$—	$—	$12,153
Financial fund management	2,445	—	—	2,445
Commercial finance	(35)	—	—	(35)
	14,563	—	—	14,563
Revenues from consolidated VIE - RSO	—	21,647	—	21,647
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(2,725)	(2,725)
Total revenues	14,563	21,647	(2,725)	33,485
COSTS AND EXPENSES:
Real estate	8,896	—	—	8,896
Financial fund management	1,694	—	—	1,694
Commercial finance	(219)	—	—	(219)
General and administrative	2,149	—	—	2,149
Provision for credit losses	1,647	—	—	1,647
Depreciation and amortization	489	—	—	489
	14,656	—	—	14,656
Expenses of consolidated VIE - RSO	—	13,105	(1,737)	11,368
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(2,663)	(2,663)
Total expenses	14,656	13,105	(4,400)	23,361
OPERATING INCOME	(93)	8,542	1,675	10,124

OTHER INCOME (EXPENSE):
Interest expense	(501)	—	—	(501)
Other income, net	640	—	(557)	83
Elimination of consolidated VIE other expense, net	—	—	31	31
	139	—	(526)	(387)
Income from continuing operations before taxes	46	8,542	1,149	9,737
Income tax provision	(1,511)	—	1,737	226
Net income	1,557	8,542	(588)	9,511
Net loss attributable to noncontrolling interests	(26)	—	—	(26)
Net income attributable to noncontrolling interests - RSO	—	(1,800)	(6,572)	(8,372)
Net income attributable to common shareholders	$1,531	$6,742	$(7,160)	$1,113

Amounts attributable to common shareholders:
Income from continuing operations	$1,531	$6,742	$(7,160)	$1,113
Discontinued operations	—	—	—	—
Net income	$1,531	$6,742	$(7,160)	$1,113

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents the consolidating statement of operations for the six months ended June 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$26,723	$—	$—	$26,723
Financial fund management	15,216	—	—	15,216
Commercial finance	(141)	—	—	(141)
	41,798	—	—	41,798
Revenues from consolidated VIE - RSO	—	66,539	—	66,539
Elimination of consolidated VIE revenues attributed to operating segments	—	—	(5,920)	(5,920)
Total revenues	41,798	66,539	(5,920)	102,417
COSTS AND EXPENSES:
Real estate	17,980	—	—	17,980
Financial fund management	7,168	—	—	7,168
Commercial finance	226	—	—	226
General and administrative	5,883	—	—	5,883
Provision for credit losses	2,783	—	—	2,783
Depreciation and amortization	916	—	—	916
	34,956	—	—	34,956
Expenses of consolidated VIE - RSO	—	32,555	430	32,985
Elimination of consolidated VIE expenses attributed to operating segments	—	—	(5,872)	(5,872)
Total expenses	34,956	32,555	(5,442)	62,069
OPERATING INCOME	6,842	33,984	(478)	40,348

OTHER INCOME (EXPENSE):
Other-than-temporary impairment on investments	—	—	—	—
Gain on sale of investment securities, net	370	—	—	370
Interest expense	(980)	—	—	(980)
Other income, net	1,327	—	(1,144)	183
Other income, net, from consolidated VIE - RSO	—	1,178	—	1,178
Elimination of consolidated VIE other income, net	—	—	29	29
	717	1,178	(1,115)	780
(Loss) income from continuing operations before taxes	7,559	35,162	(1,593)	41,128
Income tax provision	3,250	—	(430)	2,820
Net income	4,309	35,162	(1,163)	38,308
Net income attributable to noncontrolling interests	(44)	—	—	(44)
Net income attributable to noncontrolling interests - RSO	—	(5,369)	(29,187)	(34,556)
Net income attributable to common shareholders	$4,265	$29,793	$(30,350)	$3,708

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents the consolidating statement of cash flows for the six months ended June 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,309	$35,162	$(1,163)	$38,308
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	992	—	—	992
Provision for credit losses	2,783	—	—	2,783
Unrealized gains on trading securities	(98)	—	(22)	(120)
Equity in earnings of unconsolidated entities	(1,678)	—	—	(1,678)
Distributions from unconsolidated entities	3,805	—	—	3,805
Gain on sale of investment securities, net	(927)	—	95	(832)
Gain on sale of assets	(370)	—	—	(370)
Deferred income tax provision	3,250	—	—	3,250
Equity-based compensation issued	845	—	—	845
Trading securities purchases and sales, net	(3,154)	—	—	(3,154)
Changes in operating assets and liabilities	(12,605)	—	—	(12,605)
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE - RSO	—	18,683	(54)	18,629
Net cash (used in) provided by operating activities	(2,848)	53,845	(1,144)	49,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(176)	—	—	(176)
Principal payments on leases and loans	(2)	—	—	(2)
Investments in real estate and unconsolidated real estate entities	(1,194)	—	—	(1,194)
Purchase of loans and securities by consolidated VIE - RSO	—	(597,139)	—	(597,139)
Principal payments and proceeds from sales of loans and securities by consolidated VIE - RSO	—	365,922	—	365,922
Purchase of loans and investments	(1,318)	—	—	(1,318)
Proceeds from sale of loans and investments	721	—	—	721
Increase in restricted cash of consolidated VIE - RSO	—	10,543	—	10,543
Other investing activity of consolidated VIE - RSO	—	11,046	(391)	10,655
Net cash (used in) provided by investing activities	(1,969)	(209,628)	(391)	(211,988)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,500	—	—	2,500
Principal payments on borrowings	(3,097)	—	391	(2,706)
Net borrowings (repayments) of debt by consolidated VIE - RSO	—	48,965	—	48,965
Dividends paid	(1,964)	—	—	(1,964)
Dividends paid on common stock by consolidated VIE - RSO	—	(51,457)	1,144	(50,313)
Proceeds from issuance of common stock	1,550	—	—	1,550
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	163,319	—	163,319
Repurchases of common stock	(2,083)	—	—	(2,083)
Increase in restricted cash	(84)	—	—	(84)
Other financing activity of consolidated VIE - RSO	—	(5,044)	—	(5,044)
Net cash (used in) provided by financing activities	(3,178)	155,783	1,535	154,140

Decrease in cash	(7,995)	—	—	(7,995)
Cash, beginning of year	19,853	—	—	19,853
Cash, end of period	$11,858	$—	$—	$11,858

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows (in thousands, per share data):

	Six Months Ended
	June 30,
	2014	2013
Cash (paid) received:
Interest	$(828)	$(840)
Income tax payments	(916)	(916)
Refund of income taxes	48	13

Dividends declared per common share	$0.10	$0.06

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes	$255	$49
Issuance of treasury stock for the Company's investment savings 401(k) plan	306	184
NOTE 5 – FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of June 30, 2014 (in thousands):

	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Current	Total
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities (2)	$—	$—	$43,291	$43,291	$19	$43,310
Real estate investment entities	580	1,149	17,839	19,568	5,809	25,377
Financial fund management entities	1	—	18	19	449	468
Other	22	—	—	22	2,437	2,459
	603	1,149	61,148	62,900	8,714	71,614
Rent receivables - real estate	4	1	1	6	94	100
Total financing receivables	$607	$1,150	$61,149	$62,906	$8,808	$71,714

(1)
Receivables are presented gross of an allowance for credit losses of $39.0 million related to the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2013 (in thousands):

	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Current	Total
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$44,355	$44,355	$48	$44,403
Real estate investment entities	793	1,229	16,323	18,345	3,142	21,487
Financial fund management entities	35	3	29	67	1,071	1,138
Other	33	21	—	54	70	124
	861	1,253	60,707	62,821	4,331	67,152
Rent receivables - real estate	14	4	10	28	63	91
Total financing receivables	$875	$1,257	$60,717	$62,849	$4,394	$67,243

(1)
Receivables are presented gross of an allowance for credit losses of $36.2 million related to the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Loans and receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2014:
Balance, beginning of period	$37,441	$—	$10	$37,451
Provision for credit losses	1,588	(5)	(8)	1,575
Charge-offs	(1)	—	—	(1)
Recoveries	—	5	—	5
Balance, end of period	$39,028	$—	$2	$39,030

Six Months Ended June 30, 2014:
Balance, beginning of year	$36,229	$—	$14	$36,243
Provision for credit losses	2,801	(6)	(12)	2,783
Charge-offs	(2)	—	—	(2)
Recoveries	—	6	—	6
Balance, end of period	$39,028	$—	$2	$39,030

Ending balance, individually evaluated for impairment	$39,028	$—	$—	$39,028
Ending balance, collectively evaluated for impairment	—	—	2	2
Balance, end of period	$39,028	$—	$2	$39,030
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Loans and receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2013:
Balance, beginning of period	$32,906	$—	$54	$32,960
Provision for credit losses	1,677	(4)	(26)	1,647
Charge-offs	—	—	1	1
Recoveries	4	4	—	8
Balance, end of period	$34,587	$—	$29	$34,616

Six Months Ended June 30, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for credit losses	2,007	(7)	(15)	1,985
Charge-offs	—	—	(24)	(24)
Recoveries	20	7	—	27
Balance, end of period	$34,587	$—	$29	$34,616

Ending balance, individually evaluated for impairment	$34,587	$—	$—	$34,587
Ending balance, collectively evaluated for impairment	—	—	29	29
Balance, end of period	$34,587	$—	$29	$34,616
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of June 30, 2014 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Loans and receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$71,614	$—	$71,614
Ending balance, collectively evaluated for impairment	—	100	100
Balance, end of period	$71,614	$100	$71,714
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of June 30, 2014
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$1,401	$40,429	$39,028	$39,621
Rent receivables – real estate	—	2	2	14

As of December 31, 2013
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$2,690	$38,919	$36,229	$38,649
Rent receivables – real estate	—	14	14	32
The Company had no impaired financing receivables without a specific allowance as of June 30, 2014 and December 31, 2013.
NOTE 6 – INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Properties owned, net of accumulated depreciation of $8,928 and $8,666:
Hotel property (Savannah, Georgia)	$10,202	$10,504
Office building (Philadelphia, Pennsylvania)	791	781
	10,993	11,285
Partnerships and other investments	6,091	6,411
Total investments in real estate, net	$17,084	$17,696
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands):

2015	$1,080
2016	742
2017	658
2018	614
2019	436
Thereafter	525
Total	$4,055
NOTE 7 − INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	June 30, 2014	December 31, 2013
Available-for-sale securities	$8,069	$7,522
Trading securities	4,521	317
Total investment securities, at fair value	$12,590	$7,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
CLO securities	$5,996	$1,149	$(119)	$7,026
Equity securities	888	155	—	1,043
Total	$6,884	$1,304	$(119)	$8,069

December 31, 2013
CLO securities	$5,971	$1,315	$(196)	$7,090
Equity securities	208	232	(8)	432
Total	$6,179	$1,547	$(204)	$7,522
CLO securities.  The CLO securities represent the Company’s retained equity interest in ten CLO issuers that CVC Credit Partners, LLC ("CVC Credit Partners") manages at June 30, 2014 and December 31, 2013 (see Note 8).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds 10,000 shares of DIF with a cost basis of $100,000. During the six months ended June 30, 2014, the Company purchased 749,976 units of RREGPS for $677,400.
Trading securities. The Company had net gains on trading securities of $870,000 and $987,000 during the three and six months ended June 30, 2014, respectively, including unrealized losses of $192,000 and unrealized gains of $120,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations. The Company had net gains on trading securities of $1.2 million and $1.7 million during the three and six months ended June 30, 2013, respectively, including unrealized losses of $262,000 and unrealized gains of $484,000, respectively.
Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2014
CLO securities	$660	$(58)	1	$1,058	$(61)	1
Equity securities	—	—	—	—	—	—
Total	$660	$(58)	1	$1,058	$(61)	1
December 31, 2013
CLO securities	$2,312	$(196)	3	$—	$—	—
Equity securities	92	(8)	1	—	—	—
Total	$2,404	$(204)	4	$—	$—	—
Other-than-temporary impairment losses.  During the three and six months ended June 30, 2014, there were no impairment losses. In the three and six months ended June 30, 2013, the Company recorded charges of $0 and $214,000, respectively, for the other-than-temporary impairment of certain of its investments in bank loan CLOs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 8 − INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30,	December 31,
		2014	2013
Real estate investment entities	1% – 12%	$8,555	$8,271
Financial fund management partnerships	0.4% − 50%	4,215	5,294
Trapeza entities	33% − 50%	678	777
Investments in unconsolidated entities		$13,448	$14,342
Included in real estate investment entities is the Company's $2.5 million investment in RRE Opportunity REIT I ("Opportunity REIT I"), which completed its initial public offering in December 2013 as well as a $1.3 million investment in RRE Opportunity REIT II ("Opportunity REIT II"), which is in its offering stage. The Company accounts for its investments in Opportunity REIT I on the cost method since the Company has less than a 1% ownership.
The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. The Company records its 33% equity share of the results of its joint venture, CVC Credit Partners, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive income.
Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Management fee revenues	$14,399	$15,841	$26,787	$24,089
Costs and expenses	(13,551)	(17,285)	(24,847)	(23,770)
Net income (loss)	$848	$(1,444)	$1,940	$319
Portion of net income (loss) attributable to the Company	$280	$(477)	$641	$105
In conjunction with the CVC Credit Partners joint venture, the Company retained a preferred interest in Apidos (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at June 30, 2014, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. The Company continually evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 9 − ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable and other accrued liabilities	$5,745	$7,439
Supplemental executive retirement plan ("SERP") liability (see Note 14)	4,639	4,998
Accrued wages and benefits	2,094	4,304
Deferred rent	2,546	2,675
Apidos contractual obligation, at fair value (see Note 16)	815	995
Dividends payable	986	977
Short term insurance notes	21	746
Total accrued expenses and other liabilities	$16,846	$22,134
NOTE 10 – BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30, 2014		December 31, 2013
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	3,361	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		10,188	10,287
Other debt		370	332
Total borrowings outstanding		$20,558	$20,619

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at June 30, 2014.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  Through April 24, 2014, the terms of the Company's line of credit with TD Bank allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) London Interbank Offered Rate ("LIBOR") plus 3%. The LIBOR rate varies from one to six months depending upon the period of the borrowing. In April 2014, the Company amended the TD facility to (i) extend the maturity date to the earlier of (a) the expiration of its management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million and (iii) require that the Company have no cash advances outstanding for thirty consecutive days during each one-year period beginning on April 25, 2014. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letters of credit.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored collateralized debt and loan obligation issuers, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) a pledge of 2,160,671 shares of RSO common stock held by the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

There were no borrowings outstanding as of June 30, 2014 and the availability on the TD facility was $11.0 million, as reduced for letters of credit. For the three and six months ended June 30, 2014 and three months ended June 30, 2013, there were no borrowings outstanding on the line of credit. For the six months ended June 30, 2013, weighted average borrowings were $298,000 at a weighted average borrowing rate of 3.2%.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 6).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused fee to 0.50%. There were no borrowings under this facility as of June 30, 2014 and the availability was $3.4 million. Weighted average borrowings for the three and six months ended June 30, 2014 were $1.8 million and $925,000 at a weighted average rate of 5.2% and 6.4%. There were no borrowings under this facility during the three and six months ended June 30, 2013.
Senior Notes
The Company's $10.0 million of 9% senior notes mature on March 31, 2015. The notes were issued with detachable 5-year warrants to purchase 3,690,195 shares of common stock, of which warrants to purchase 3,140,686 of common stock were outstanding as of June 30, 2014. The effective interest rate for the three and six months ended June 30, 2014 was 9.4% and 9.4%, respectively, and 9.9% and 9.7% for the three and six months ended June 30, 2013, respectively.
Other Debt
In June 2014, the Company entered into a three year capital lease for the purchase of computer equipment at an interest rate of 1.0%. The lease requires monthly repayments of $4,205. The principal balance of the lease at June 30, 2014 was $149,000.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five years ending June 30, 2014, and thereafter, are as follows (in thousands):

2015	$10,442
2016	299
2017	283
2018	248
2019	265
Thereafter	9,021
Total	$20,558

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
The Company was in compliance with all of its financial debt covenants as of June 30, 2014.
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
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2013, net of tax of $543, $(1), $(2) and $(1,853)	$801	$(4)	$(2)	$(2,026)	$(1,231)
Current-period other comprehensive income	(74)	4	—	44	(26)
Balance, June 30, 2014 net of tax of $457, $0, $0 and $(1,758)	$727	$—	$(2)	$(1,982)	$(1,257)

Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Other-than-temporary impairment on investments
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustment	Investment securities

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 12 – NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Six Months Ended June 30, 2014
	RSO	RAI
Noncontrolling interests, beginning of year	$743,364	$238
Net income attributable to noncontrolling interests	34,556	44
Other comprehensive income	3,849	—
Proceeds from issuance of equity interests, net	163,418	—
Amortization of stock-based compensation	3,698	—
Distributions to noncontrolling interests	(56,882)	—
Other	—	24
Noncontrolling interests, end of period	$892,003	$306

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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares
Basic shares outstanding	20,386	20,297	20,320	20,219
Dilutive effect of outstanding stock options, warrants and director units	1,646	1,809	1,711	1,750
Diluted shares outstanding	22,032	22,106	22,031	21,969

NOTE 14 – BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost	$69	$56	$137	$112
Less: expected return on plan assets	(39)	(25)	(78)	(50)
Plus: Amortization of unrecognized loss	69	95	139	190
Net cost	$99	$126	$198	$252
Restricted stock.  During the six months ended June 30, 2014, the Company awarded a total of 417,407 shares of restricted stock valued at $3.7 million based on the closing price of the stock on the respective grant date.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 15 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	June 30, 2014	December 31, 2013
Loans and receivables from managed entities and related parties, net:
Real estate investment entities	$25,377	$21,487
Commercial finance investment entities (1)	3,596	8,174
Financial fund management investment entities	468	1,138
Other	389	124
Loan to CVC Credit Partners	2,070	—
Loan to LEAF I (2)	686	—
Receivables from managed entities and related parties	$32,586	$30,923

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$3,487	$2,940
Other	121	170
Payables to managed entities and related parties	$3,608	$3,110

(1)
Net of reserves for credit losses of $39.0 million and $36.2 million as of June 30, 2014 and December 31, 2013, respectively, related to management fees owed from three commercial finance investment entities that, based on estimated cash distributions, are not expected to be collectible.

(2)
Pursuant to a guarantee agreement, the Company made a payment to the lender of one of its commercial finance investment partnerships. In making the payment, the Company assumed the rights of the lender, with the resulting balance being collateralized by the portfolio of leases and loans held by the partnership (see Note 17).

(3)
Reflects $3.5 million and $2.9 million in funds provided by the real estate investment entities as of June 30, 2014 and December 31, 2013, which are held by the Company to self-insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fees from unconsolidated investment entities:
Real estate (1)	$8,519	$5,353	$17,444	$9,547
Financial fund management	1,265	786	2,067	1,534
Commercial finance (2)	—	—	—	—
CVC Credit Partners – reimbursement of net costs and expenses	444	307	625	684
RRE Opportunity REIT I:
Reimbursement of costs and expenses	564	197	915	401
Dividends paid	29	24	58	57
RRE Opportunity REIT II:
Reimbursement of costs and expenses	446	—	948	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(74)	(243)	(201)	(546)
Payment for rent and related expenses	—	(200)	—	(399)
Reimbursement of net costs and expenses	28	58	64	115
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(203)	(33)	(407)	(190)
Property management fees	77	75	93	117
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(72)	(70)	(112)	(113)
Atlas Energy, L.P. – reimbursement of net costs and expenses	42	53	72	194
Ledgewood P.C. – payment for legal services	(43)	(43)	(67)	(104)
Graphic Images, LLC – payment for printing services	(29)	(15)	(89)	(39)
The Bancorp, Inc. – reimbursement of net costs and expenses	28	28	55	56
9 Henmar LLC – payment of broker/consulting fees	(15)	(17)	(18)	(20)

(1)
Reflects discounts recorded by the Company of $41,000 and $74,000 recorded in the three and six months ended June 30, 2014, respectively, and $37,000 and $113,000 recorded in the three and six months ended June 30, 2013, respectively in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)
During the three and six months ended June 30, 2014, the Company waived $276,000 and $500,000, respectively, and $483,000 and $1.1 million, during the three and six months ended June 30, 2013, respectively, of its fund management fees from its commercial finance investment entities.

On February 6, 2014, Opportunity REIT II commenced its initial public offering of up to $1.0 billion in common stock at a maximum price of $10 per share. Opportunity REIT II will focus on acquiring under-performing multifamily rental properties, distressed real estate and performing loans. Resource Real Estate, a subsidiary of the Company, will be the external manager. As of June 30, 2014, the Company had a $3.0 million receivable due from Opportunity REIT II for offering costs and operating expense reimbursements.

On June 14, 2014, the Company provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest accruing at a rate of LIBOR plus 300 basis points and a maturity date of six months. The loan and related interest were repaid in full by June 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. The advance and accrued interest are due in full when the loan matures on October 1, 2014.
Advances to Real Estate Limited Partnership. During 2011, the Company agreed to increase its advances to an affiliated real estate limited partnership under a revolving note to $3.0 million (from $2.0 million), bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.3 million as of June 30, 2014 and December 31, 2013, respectively, which are included in Loans and Receivables from Managed Entities and Related Parties, net of allowance for credit losses. The Company recorded $19,000 and $37,000 of interest income on this loan during the three and six months ended June 30, 2014, respectively, and $18,000 and $36,000 during the three and six months ended June 30, 2013, respectively.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. Principal and interest are payable annually commencing January 15, 2015 with equal payments due on each payment date with a final maturity of January 15, 2016.
In July 2014, the Company and certain of its employees, together with RSO, purchased a portfolio of securities for $23.5 million. The portfolio, to be held by a subsidiary of RSO, RCM Global LLC, will be managed by the Company.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

With respect to the commercial finance partnership receivables, the Company projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, the Company starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 7.30% - 10.35%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices to value its investments in DIF and TBBK common stock (Level 1). The Company uses the net asset value ("NAV") calculated by the independent fund administrator to value its investment in RREGPS. The underlying investments in RREGPS are all publicly traded securities as of June 30, 2014 (Level 2).
Investment securities − trading securities. The Company holds nine securities within its trading portfolio, eight of which are debt or equity investments in externally managed CDOs and one of which is a term loan (Level 3).

•
One of the CDOs is substantially through the liquidation process. Accordingly, the Company has valued its investment based on the CDO's NAV, which reflects the remaining cash flows to the beneficial owners of the CDOs once all obligations have been paid in full.  In performing its analysis, the Company reviewed the trustee note valuation reports for CDO payments and collateral performance, and used financial software to provide the terms of the CDO’s structure as well as market data to be used comparatively.

•	One of the CDOs is an illiquid European CDO equity investment, valued based on recent market trading data for similar securities.

•	Three of the CDOs were valued using a cash flow method, assuming a 2% constant default rate, 20% constant prepayment rate, 30% loss severity rate, and with yield returns between 11.5% and 16.5%.

•	Two of the CDOs were valued at the NAV of the underlying assets, supported by recent market trading activity in the same security.

•	One loan position was valued based on recent observable trades of the same security.
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
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's contractual commitment associated with its investment in the Apidos-CVC preferred stock was initially valued at $589,000 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
As of June 30, 2014, the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$1,043	$—	$11,547	$12,590

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

As of December 31, 2013, the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$432	$—	$7,407	$7,839
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during six months ended June 30, 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	11,362
Income accreted	461
Payments and distributions received, net	(854)
Sales	(8,037)
Gains on sale of investment securities	370
Gains on sales of trading securities	828
Unrealized holding gains on trading securities	101
Change in unrealized losses included in accumulated other comprehensive loss	(91)
Balance, end of period	$11,547
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2013 (in thousands):

Investment Securities
Balance, beginning of year	$10,367
Purchases	11,630
Income accreted	899
Payments and distributions received, net	(14,058)
Sales	(6,286)
Impairment recognized in earnings	(214)
Gains on sales of trading securities	6,294
Unrealized holding losses on trading securities	(1,055)
Change in unrealized losses included in accumulated other comprehensive loss	(170)
Balance, end of year	$7,407

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at June 30, 2014	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$7,026	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - year two	25%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.5% - 100%
			Discount rates	13.5%
			Reinvestment spread	200-450 basis points

Trading securities	$4,521	Net asset value	Discount rates	0% - 10%
		Discounted cash flow	Constant default rate	2%
			Constant prepayment rate	20%
			Loss severity rate	30%
The Company's carrying value of the assets and liabilities measured at fair value on a non-recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Assets:
Loans and receivables from managed entities – commercial finance and real estate	$—	$—	$2,250	$2,250
Liability:
Apidos contractual commitment	$—	$—	$815	$815

As of December 31, 2013
Assets:
Loans and receivables from managed entities – commercial finance and real estate	$—	$—	$4,528	$4,528
Liability:
Apidos contractual commitment	$—	$—	$995	$995
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Loans and receivables from managed entities	$32,586	$32,586	$30,923	$30,923

Borrowings:
Real estate debt	$10,188	$11,090	$10,287	$10,702
Senior Notes	10,000	13,322	10,000	12,619
Other debt	370	370	332	332
	$20,558	$24,782	$20,619	$23,653
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt approximates fair value because of its recent issuance at June 30, 2014 and December 31, 2013.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Limited loan guarantee. The Company, together with Lease Equity Appreciation Fund I, L.P. (“LEAF I”), one of its sponsored commercial finance investment partnerships, had provided a limited guarantee to a lender to LEAF I in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants and payment. On March 20, 2014, pursuant to the guarantee, the Company paid $954,000 to the lender on behalf of LEAF I to pay off the remaining loan balance and became subrogated to the lender's position on the loan.
On July 31, 2014, LEAF I was liquidated. In connection with that event, the Company assumed the LEAF I leases and notes, which were recorded at fair value, in payment of its outstanding loan receivable due from LEAF I. The Company will reflect a loss on this transaction of approximately $200,000 in its third quarter ending September 30, 2014.
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $221,000 as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, Resource Securities net capital was $1.2 million and $2.7 million, respectively, which exceeded the minimum requirements by $1.1 million and $2.5 million, respectively.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

As of June 30, 2014, except for the executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements.
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

Three Months Ended June 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$13,674	$6,826	$—	$—	$20,500	$34,608	$(3,040)	$52,068
Equity in (losses) earnings of unconsolidated entities	(226)	1,315	(42)	—	1,047	—	—	1,047
Total revenues	13,448	8,141	(42)	—	21,547	34,608	(3,040)	53,115
Segment operating expenses	(9,105)	(2,779)	(123)	—	(12,007)	(19,415)	2,607	(28,815)
General and administrative expenses	(731)	(445)	—	(1,553)	(2,729)	—	—	(2,729)
Reversal of (provision for) credit losses	7	—	(1,582)	—	(1,575)	—	—	(1,575)
Depreciation and amortization	(310)	(20)	—	(135)	(465)	—	—	(465)
Gain on sale of investment securities, net	—	370	—	—	370	—	—	370
Interest expense	(191)	—	(9)	(297)	(497)	—	—	(497)
Other income (expense), net	111	555	—	(76)	590	2,509	(561)	2,538
Pretax income attributable to noncontrolling interests (2)	(84)	—	—	—	(84)	(17,405)	—	(17,489)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$3,145	$5,822	$(1,756)	$(2,061)	$5,150	$297	$(994)	$4,453

Six Months Ended June 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$27,304	$12,816	$—	$—	$40,120	$66,539	$(5,920)	$100,739
Equity in (losses) earnings of unconsolidated entities	(581)	2,400	(141)	—	1,678	—	—	1,678
Total revenues	26,723	15,216	(141)	—	41,798	66,539	(5,920)	102,417
Segment operating expenses	(17,980)	(7,168)	(226)	—	(25,374)	(32,555)	5,442	(52,487)
General and administrative expenses	(1,827)	(898)	—	(3,158)	(5,883)	—	—	(5,883)
Reversal of (provision for) credit losses	10	—	(2,793)	—	(2,783)	—	—	(2,783)
Depreciation and amortization	(618)	(31)	—	(267)	(916)	—	—	(916)
Gain on sale of investment securities, net		370	—	—	370	—	—	370
Interest expense	(387)	—	(9)	(584)	(980)	—	—	(980)
Other income (expense), net	367	1,126	(2)	(164)	1,327	1,178	(1,115)	1,390
Pretax income attributable to noncontrolling interests (2)	(44)	—	—	—	(44)	(34,556)	—	(34,600)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$6,244	$8,615	$(3,171)	$(4,173)	$7,515	$606	$(1,593)	$6,528

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Three Months Ended June 30, 2013	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$12,484	$2,196	$—	$—	$14,680	$21,647	$(2,725)	$33,602
Equity in (losses) earnings of unconsolidated entities	(331)	249	(35)	—	(117)	—	—	(117)
Total revenues	12,153	2,445	(35)	—	14,563	21,647	(2,725)	33,485
Segment operating expenses	(8,896)	(1,694)	219	—	(10,371)	(11,368)	2,663	(19,076)
General and administrative expenses	(815)	(331)	—	(1,003)	(2,149)	—	—	(2,149)
Reversal of (provision for) credit losses	30	(199)	(1,478)	—	(1,647)	—	—	(1,647)
Depreciation and amortization	(317)	(16)	—	(156)	(489)	—	—	(489)
Interest expense	(207)	—	—	(294)	(501)	—	—	(501)
Other income (expense), net	173	558	1	(92)	640	—	(526)	114
Pretax income attributable to noncontrolling interests (2)	(54)	—	—	—	(54)	(8,372)	—	(8,426)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$2,067	$763	$(1,293)	$(1,545)	$(8)	$1,907	$(588)	$1,311

Six Months Ended June 30, 2013	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$23,804	$5,064	$—	$—	$28,868	$52,225	$(5,425)	$75,668
Equity in (losses) earnings of unconsolidated entities	(311)	1,668	(213)	—	1,144	—	—	1,144
Total revenues	23,493	6,732	(213)	—	30,012	52,225	(5,425)	76,812
Segment operating expenses	(18,336)	(4,222)	174	—	(22,384)	(27,556)	5,317	(44,623)
General and administrative expenses	(2,219)	(322)	—	(1,761)	(4,302)	—	—	(4,302)
Reversal of (provision for) credit losses	2,552	(199)	(4,338)	—	(1,985)	—	—	(1,985)
Depreciation and amortization	(547)	(36)	—	(322)	(905)	—	—	(905)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(404)	—	(1)	(590)	(995)	—	—	(995)
Other income (expense), net	470	1,147	7	(239)	1,385	—	(1,051)	334
Pretax income attributable to noncontrolling interests (2)	(11)	—	—	—	(11)	(20,686)	—	(20,697)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$4,998	$2,886	$(4,371)	$(2,912)	$601	$3,983	$(1,159)	$3,425

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
June 30, 2014	$183,279	$59,959	$5,469	$(83,429)	$165,278	$2,558,168	$2,723,446
June 30, 2013	$173,491	$56,834	$9,062	$(76,203)	$163,184	$2,400,757	$2,563,941

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, the Company includes the pretax income attributable to noncontrolling interests.  However, these interests are excluded from income (loss) from operations as computed in accordance with U.S. GAAP and should be deducted to compute income from operations as reflected in the Company’s consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following reflects the assets and liabilities and operations of RSO which was consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	June 30, 2014	December 31, 2013
ASSETS (1)
Cash and cash equivalents	$222,313	$262,270
Restricted cash	91,215	63,309
Subtotal- Cash and cash equivalents	313,528	325,579
Investment securities, trading	8,951	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	196,009	162,608
Investment securities available-for-sale, at fair value	68,494	52,598
Subtotal - Investments, at fair value	273,454	226,764
Loans, pledged as collateral and net of allowances of $6.5 million and $13.8 million ($120.8 million and $0 at fair value)	1,740,656	1,369,526
Loans receivable–related party net of allowance of $700,000 and $0	4,751	6,966
Loans held for sale	40,286	21,916
Subtotal - Loans, before eliminations	1,785,693	1,398,408
Eliminations	(558)	(950)
Subtotal - Loans	1,785,135	1,397,458
Property available-for-sale	29,509	25,346
Investment in real estate	—	29,778
Investments in unconsolidated entities	60,480	69,069
Subtotal, Investments in real estate and unconsolidated entities	89,989	124,193
Line items included in "other assets":
Linked transactions, net at fair value	13,676	30,066
Derivatives, at fair value	755	—
Interest receivable	12,028	8,965
Deferred tax asset	7,480	5,212
Principal paydown receivable	31,950	6,821
Intangible assets	10,771	11,822
Prepaid expenses	4,153	2,871
Other assets	15,272	10,726
Subtotal - Other assets, before eliminations	96,085	76,483
Eliminations	(23)	(16)
Subtotal - Other assets	96,062	76,467
Total assets (excluding eliminations)	$2,558,749	$2,151,427
Total assets (including eliminations)	$2,558,168	$2,150,461
LIABILITIES (2)
Borrowings ($140.2 million and $0 at fair value)	$1,579,834	$1,319,810
Eliminations	151	205
Subtotal Borrowings	1,579,985	1,320,015
Distribution payable	28,697	27,023
Accrued interest expense	2,063	1,693
Derivatives, at fair value	9,855	10,586
Accrued tax liability	2,389	1,629
Deferred tax liability	4,036	4,112
Accounts payable and other liabilities	9,948	12,650
Subtotal - Other liabilities, before eliminations	56,988	57,693
Eliminations	(2,646)	(2,446)
Subtotal - Other liabilities	54,342	55,247
Total liabilities (before eliminations)	$1,636,822	$1,377,503
Total liabilities (after eliminations)	$1,634,327	$1,375,262

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

RSO Balance Sheets Detail (in thousands):
	June 30, 2014	December 31, 2013
(1) Assets of consolidated RSO's VIEs included in total assets above:
Restricted cash	$88,762	$61,372
Investments securities available-for-sale, pledged as collateral, at fair value	114,641	105,846
Loans held for sale	1,808	2,376
Loans, pledged as collateral and net of allowances of $4.9 million and $8.8 million ($120.8 million and $0 at fair value)	1,234,382	1,219,569
Interest receivable	6,955	5,627
Prepaid expenses	154	247
Principal receivable	31,950	6,821
Total assets of consolidated VIEs	$1,478,652	$1,401,858

(2) Liabilities of consolidated RSO's VIEs included in total liabilities above:
Borrowings ($140.2 million and $0 at fair value)	$1,111,314	$1,070,339
Accrued interest expense	1,295	918
Derivatives, at fair value	9,071	10,191
Accounts payable and other liabilities	1,958	1,604
Total liabilities of consolidated VIEs	$1,123,638	$1,083,052
The following table presents detail of noncontrolling interests attributable to RSO:

	June 30, 2014	December 31, 2013
Total stockholders' equity per RSO balance sheet	$921,927	$773,924
Eliminations	(29,924)	(30,560)
Noncontrolling interests attributable to RSO	$892,003	$743,364

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

RSO Income Statement Detail (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES
Interest income:
Loans	$26,219	$26,184	$46,448	$53,996
Securities	3,391	3,896	7,395	7,538
Interest income − other	982	635	3,834	2,501
Total interest income	30,592	30,715	57,677	64,035
Interest expense	10,610	11,134	20,247	22,299
Net interest income	19,982	19,581	37,430	41,736
Rental income	1,507	5,052	6,659	11,226
Dividend income	17	17	153	33
Equity in net earnings (losses) of unconsolidated subsidiaries	1,762	72	3,776	(353)
Fee income	2,717	1,527	5,473	2,937
Net realized and unrealized gains on sales of investment securities available-for-sale and loans	4,261	2,394	7,941	2,785
Net realized and unrealized (loss) gain on investment securities, trading	(650)	(1,751)	(2,210)	(635)
Unrealized gain (loss) and net interest income on linked transactions, net	5,012	(5,245)	7,317	(5,504)
Revenues from consolidated VIE - RSO	34,608	21,647	66,539	52,225
OPERATING EXPENSES
Management fees − related party	3,314	2,915	6,394	5,893
Equity compensation − related party	2,032	2,155	3,699	5,746
Rental operating expense	1,077	3,624	4,473	7,561
General and administrative	11,896	2,382	20,001	5,863
Depreciation and amortization	760	999	1,596	2,137
Income tax expense	(446)	1,737	(430)	3,499
Net impairment losses recognized in earnings	—	535	—	556
(Benefit) provision for loan losses	782	(1,242)	(3,178)	(200)
Total operating expenses	19,415	13,105	32,555	31,055
Reclassification of income tax expense	446	(1,737)	430	(3,499)
Expenses of consolidated VIE - RSO	19,861	11,368	32,985	27,556
Adjusted operating income	14,747	10,279	33,554	24,669
OTHER REVENUE (EXPENSE)
Gain on sale of real estate	3,042	—	3,042	—
Other expense	—	—	(1,262)	—
Loss on the reissuance of debt	(533)	—	(602)	—
Other expense, net, from consolidated VIE - RSO	2,509	—	1,178	—
Income from continuing operations	17,256	10,279	34,732	24,669
Income tax provision - RSO	(446)	1,737	(430)	3,499
NET INCOME	17,702	8,542	35,162	21,170
Net income allocated to preferred shares	(3,358)	(1,800)	(5,758)	(3,111)
Net income allocated to noncontrolling interests	333	(209)	389	—
NET INCOME ALLOCABLE TO RSO COMMON SHAREHOLDERS	$14,677	$6,533	$29,793	$18,059
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

RSO Cash Flow Detail (in thousands)	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,162	$21,170
Items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	(3,178)	(200)
Depreciation of investments in real estate and other	1,635	1,202
Amortization of intangible assets	1,024	996
Amortization of term facilities	—	495
Accretion of net discounts on loans held for investment	(1,310)	(6,930)
Accretion of net discounts on securities available-for-sale	(1,637)	(1,430)
Amortization of discounts on convertible notes	659	—
Amortization of discount on notes securitization	41	1,772
Amortization of debt issuance costs on notes securitization	1,510	1,965
Amortization of stock-based compensation	3,698	5,746
Amortization of terminated derivative instruments	142	193
Accretion of interest-only available-for-sales securities	(339)	(485)
Deferred income tax benefits	(689)	(115)
Change in mortgage loans held for sale, net	(12,162)	—
Purchase of securities, trading	—	(10,044)
Principal payments on securities, trading	50	3,272
Proceeds from sales of securities, trading	379	18,713
Net realized and unrealized loss on investment securities, trading	2,210	635
Net realized gains on sales of investment securities available-for-sale and loans	(2,148)	(2,785)
Loss on reissuance of debt	602	—
Gain on sale of real estate	(3,042)	—
Net impairment losses recognized in earnings	—	548
Linked transactions fair value adjustments	(5,923)	6,385
Equity in net (earnings) losses of unconsolidated subsidiaries	(3,776)	353
Change in operating assets and liabilities, net of acquisitions	980	5,283
Subtotal - consolidated VIE - RSO operating activity	(21,274)	25,569
Change in consolidated VIE - RSO cash for the period	39,957	(83,124)
Subtotal - Change in cash attributable to consolidated VIE - RSO before eliminations	18,683	(57,555)
Elimination of intercompany activity	(54)	(654)
Subtotal - Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE - RSO	18,629	(58,209)
Net cash provided by operating activities (excluding eliminations)	13,888	46,739

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(489,800)	(377,679)
Purchase of securities available-for-sale	(107,339)	(96,031)
Subtotal - Purchase of loans and securities by consolidated VIE - RSO, before eliminations	(597,139)	(473,710)
Principal payments received on loans	196,973	386,686
Proceeds from sale of loans	44,024	170,450
Principal payments on securities available-for-sale	25,774	20,040
Proceeds from sale of securities available-for-sale	99,151	7,025
Subtotal - principal payments and proceeds from sales received by consolidated VIE - RSO, before eliminations	365,922	584,201
Decrease (increase) in restricted cash	10,543	(5,926)
Items included in "Other -VIE, investing activity":
Proceeds from (investment in) unconsolidated entity	8,911	(15,534)
Acquisition of Moselle CLO S.A.	(30,433)	—
Proceeds from sale of real estate held-for-sale	31,202	—
Improvement of real estate held-for-sale	—	(404)
Distributions from investments in real estate	—	522
Improvements in investments in real estate	252	(365)
Investment in loans - related parties	(244)	—
Principal payments received on loans – related parties	1,759	362
Purchase of furniture and fixtures	(69)	—
Acquisition of property and equipment	(332)	—
Subtotal - Other consolidated VIE - investing activity, before eliminations	11,046	(15,419)
Eliminations	(391)	—
Subtotal - Other consolidated VIE - investing activity	10,655	(15,419)
Net cash (used in) provided by investing activities (excluding eliminations)	(209,628)	89,146

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO"
Proceeds from borrowings:
Repurchase agreements	175,738	104,325
Warehouse agreement	43,000	—
Reissuance of debt	16,502	—
Payments on borrowings:
Collateralized debt obligations	(152,556)	(286,962)
Warehouse agreement	(33,719)	—
Subtotal - net (repayments) borrowings of debt by consolidated VIE - RSO	48,965	(182,637)
Distributions paid on common stock	(51,457)	(43,665)
Elimination of dividends paid to RAI	1,144	1,123
Distribution paid on common stock, after elimination	(50,313)	(42,542)
Net proceeds from issuances of common stock (net of offering costs of $0 and $4,265)	—	114,018
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $19)	14,554	18,164
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $167 and $0)	7,697	—
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $525 and $707)	25,253	47,644
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $4,186 and $0)	115,815	—
Subtotal - net proceeds from issuance of stock by consolidated VIE	163,319	179,826
Payment of debt issuance costs	(8)	(1,178)
Settlement of derivative instruments	442	—
Payment of equity to third party sub-note holders	(799)	(2,661)
Distributions paid on preferred stock	(4,679)	(2,446)
Subtotal - Other consolidated VIE - RSO financing activity, before elimination	(5,044)	(6,285)
Eliminations	—	—
Subtotal - Other consolidated VIE - RSO financing activity after elimination	(5,044)	$(6,285)
Net cash provided by (used in) financing activities (excluding eliminations)	$155,783	$(52,761)
Net (decrease) increase in cash and cash equivalents	(39,957)	83,124
Cash and cash equivalents, beginning of year	262,270	85,278
Cash and cash equivalents, end of period	$222,313	$168,402

Supplemental disclosure:
Interest expense paid in cash	$17,438	$20,214
Income taxes paid in cash	$3,249	$9,113

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

A.	Summary of Significant Accounting Policies - RSO
Investment Securities
RSO classifies its investment portfolio as trading or available-for-sale.  RSO, from time to time, may sell any of its investments due to changes in market conditions or in accordance with its investment strategy.
RSO’s investment securities, trading and investment securities available-for-sale are reported at fair value. To determine fair value, RSO uses an independent third-party valuation firm utilizing data available in the market as well as market participating assumptions with regard to other data such as prepayment, default, and recovery rates. These valuations are validated utilizing dealer quotes or bids. If the difference between the value indicated by the third-party valuation firm and the dealer quote or bid is over a pre-determined threshold, RSO will evaluate the difference which could result in an updated valuation from the third-party or a revised dealer quote. Based on a prioritization of inputs used in valuation of each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy. Any changes in fair value to RSO's investment securities, trading are recorded in RSO's consolidated statements of income as net realized and unrealized (loss) gain on investment securities, trading. Any changes in fair value to RSO's investment securities available-for-sale are recorded in RSO's consolidated balance sheets as a component of accumulated other comprehensive income (loss) in stockholders' equity.
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
The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. The company reviews its portfolios and makes other-than temporary impairment determinations at least quarterly. The Company considers the following factors when determining if there is an other-than temporary impairment on a security:

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
JUNE 30, 2014
(unaudited)

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
Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. RSO's management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans are initially written down to fair value. They are re-measured on a nonrecurring basis. The fair value is determined using unobservable inputs including estimates of selling costs (Level 3).
For RSO's residential mortgage loans, the allowance is based upon management's review of the collectability of the loans in light of historical experience, the nature and amount of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance consists of general components. For loans that are identified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. A general component is maintained to cover uncertainties that could affect RSO management's estimate of probable losses. The general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
JUNE 30, 2014
(unaudited)

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
There were no impairment charges recorded with respect to RSO's investments in real estate or intangible assets during the three and six months ended June 30, 2014 and 2013.
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
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of nine VIEs at June 30, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013 and Moselle CLO. In performing the primary beneficiary analysis for seven of these VIEs (other than Whitney CLO I and Moselle CLO, which are discussed below), it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Except for Whitney CLO I and Moselle CLO, these securitizations were formed on behalf of RSO to invest in real estate-related securities, Commercial Mortgage Backed Securities ("CMBS"), property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager manages these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which RSO purchased a $40.0 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes in February 2014. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither RSO nor one of its related parties manage the CLO, due to certain unilateral kick-out rights within the collateral management agreement, it was determined that RSO had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.
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
The creditors of RSO’s nine consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and six months ended June 30, 2014 RSO has provided financial support of $10,000 and $549,000, respectively. For the three and six months ended June 30, 2013, RSO has provided financial support of $688,000 and $1.9 million, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements that obligate RSO to provide financial support to any of its consolidated VIEs, although RSO may choose to do so in the future.
The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2014 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006	RREF 2007	RCC CRE Notes 2013	Moselle	Total
ASSETS
Restricted cash (1)	$7,323	$2,374	$30,731	$7	$80	$20	$250	$4,097	$43,880	$88,762
Investment securities available-for-sale, pledged as collateral, at fair value	7,227	3,933	13,045	—	—	10,112	67,702	—	12,622	114,641
Loans, pledged as collateral	59,177	102,046	302,247	—	—	154,012	218,384	277,750	120,766	1,234,382
Loans held for sale	—	932	876	—	—	—	—	—	—	1,808
Interest receivable	(235)	495	932	—	—	1,995	2,322	1,446	—	6,955
Prepaid assets	8	10	23	—	—	18	95	—	—	154
Principal paydown receivable	—	—	—	—	—	—	9,300	22,650	—	31,950
Total assets (2)	$73,500	$109,790	$347,854	$7	$80	$166,157	$298,053	$305,943	$177,268	$1,478,652

LIABILITIES
Borrowings	$56,922	$97,458	$319,639	$—	$—	$106,029	$126,004	$256,807	$148,455	$1,111,314
Accrued interest expense	234	49	307	—	—	44	94	190	377	1,295
Derivatives, at fair value	—	—	—	—	—	1,290	7,781	—	—	9,071
Accounts payable and other liabilities	12	19	29	198	—	9	1	—	1,690	1,958
Total liabilities	$57,168	$97,526	$319,975	$198	$—	$107,372	$133,880	$256,997	$150,522	$1,123,638

(1)	Includes $4.3 million available for reinvestment in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of June 30, 2014. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.
LEAF Commercial Capital, Inc. ("LEAF")
In the November 16, 2011 formation of LEAF, in exchange for its prior interests in its lease-related investments, RSO received 31,341 shares of Series A Preferred Stock, 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock and 2,364 shares of newly issued Series D Redeemable Preferred Stock, collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation. RSO's investment in LEAF was recorded at $40.1 million and $41.0 million as of June 30, 2014 and December 31, 2013, respectively.
RSO determined that it is not the primary beneficiary of LEAF because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.3% of the voting rights in the entity. Furthermore, a third-party investor holds consent rights with respect to significant LEAF actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $10.3 million and $11.2 million at June 30, 2014 and December 31, 2013, respectively. RSO recognized fee income of $1.1 million and $2.8 million for the three and six months ended June 30, 2014, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was substantially liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity. Based upon that purchase, RSO determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of the CLO. In September 2013, RSO substantially liquidated Whitney CLO I, and, as a result, substantially all of the assets were sold.
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of June 30, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,144	$1,548	$—	$41,692	41,692
Intangible assets	—	—	10,341	10,341	10,341
Total assets	40,144	1,548	10,341	52,033

Borrowings	—	51,104	—	51,104	N/A
Total liabilities	—	51,104	—	51,104	N/A

Net asset (liability)	$40,144	$(49,556)	10,341	$929	N/A
Other than RSO's commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$26,179	$25,399
Distribution on preferred stock declared but not paid	$4,353	$1,944
Issuance of restricted stock	$646	$151

D.	Investment securities, trading - RSO
Structured notes are CLO debt securities collateralized by syndicated bank loans. The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
Structured notes, trading	$8,056	$2,130	$(1,567)	$8,619
RMBS, trading	1,901	—	(1,569)	332
Total	$9,957	$2,130	$(3,136)	$8,951

December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS, trading	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
RSO sold one security during the six months ended June 30, 2014, for a realized gain of $379,000. RSO held seven and eight investment securities, trading as of June 30, 2014 and December 31, 2013.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

ABS and structured notes are CLO debt securities collateralized by syndicated bank loans. The structured notes are foreign currency denominated ABS. The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
CMBS	$175,983	$7,074	$(10,683)	172,374
RMBS	30,647	—	—	30,647
Asset-backed securities ("ABS")	32,145	1,429	(214)	33,360
Structured notes	23,203	1,452	—	24,655
Corporate bonds	3,360	107	—	3,467
Total	$265,338	$10,062	$(10,897)	$264,503

December 31, 2013:
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	25,406	1,644	(394)	26,656
Structured notes	5,369	—	—	5,369
Corporate bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206

The following table summarizes the estimated maturities of RSO’s investment securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
June 30, 2014
Less than one year	$41,371	(1)	$50,628	3.79%
Greater than one year and less than five years	139,526		133,098	5.01%
Greater than five years and less than ten years	28,304		27,762	1.73%
Greater than ten years	55,302		53,850	6.49%
Total	$264,503		$265,338	4.78%

December 31, 2013:
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	9,724		10,072	7.90%
Total	$215,206		$218,470	4.49%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from July 2014 to December 2022.  The contractual maturities of the ABS investment securities available-for-sale range from November 2015 to August 2022. The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
June 30, 2014
CMBS	$40,021	$(649)	28	$22,249	$(10,034)	12	$62,270	$(10,683)	40
ABS	827	(10)	1	4,412	(204)	8	5,239	(214)	9
Corporate Bonds	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities	$40,848	$(659)	29	$26,661	$(10,238)	20	$67,509	$(10,897)	49

December 31, 2013:
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate Bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
RSO performs an on-going review of third-party reports and updated financial data on the properties underlying these securities in order to analyze current and projected security performance.  Rating agency downgrades are considered with respect to RSO’s income approach when determining other-than-than temporary impairment and, when inputs are subjected to testing for economic changes within possible ranges, the resulting projected cash flows reflect a full recovery of principal and interest indicating no impairment. During the six months ended June 30, 2014 and 2013, RSO recognized other-than-temporary impairment losses of zero and $21,000, respectively, on positions that supported RSO's CMBS investments.
The following table summarizes RSO's sales of investment securities available-for-sale, (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
June 30, 2014
CMBS position	3	$15,970	$480

December 31, 2013
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)

The amounts above do not include redemptions. During the three and six months ended June 30, 2014, RSO redeemed zero and one corporate bond position redeemed with a total par value of $0 and $630,000, and recognized a loss of zero and $1,000, respectively. During the three and six months ended June 30, 2013 the Company had two corporate bond positions redeemed with a total par value of $3.5 million, and a recognized loss of $11,000. During the three and six months ended June 30, 2014, RSO had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500. During the three and six months ended June 30, 2013 RSO had no ABS positions redeemed.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on RSO’s investment portfolio. The aggregate discount (premium) recognized as of the periods indicated (in thousands) are:

	June 30, 2014	December 31, 2013
CMBS	$4,049	$6,583
ABS	$1,988	$2,394
Corporate bond	$96	$(68)

F.	Investments real estate - RSO
The table below summarizes RSO's investments in real estate (in thousands, except number of properties):

	As of December 31, 2013
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the three and six months ended June 30, 2014, RSO made no acquisitions. RSO has two assets classified as property available-for-sale at June 30, 2014. RSO confirmed the intent and ability to sell its office property and multi-family property in their present condition during the three and six months ended June 30, 2014. These properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to June 30, 2014, at which time depreciation and amortization were ceased. As such, the assets associated with the office property and multi-family property, with a carrying value of $9.6 million and $19.8 million, are separately classified and included in property available-for sale on RSO's consolidated balance sheets at June 30, 2014. However, the anticipated sale of these properties did not qualify for discontinued operations and therefore, the operations for all periods presented continue to be classified within continuing operations on RSO's consolidated statements of income. RSO expects the sale both of these properties to close within the next six months. Pre-tax earnings recorded on the office property for the three and six months ended June 30, 2014 were losses of $9,000 and $25,000, respectively, and losses of $77,000 and $154,000 for the three and six months ended June 30, 2013, respectively. Pre-tax earnings recorded on the multifamily property for the three and six months ended June 30, 2014 were losses of $5,000 and $123,000, respectively, and earnings of $88,000 and $106,000 for the three and six months ended June 30, 2013, respectively. RSO's hotel property, which was classified as available-for-sale at March 31, 2014 and December 31, 2013, was sold during the three months ended June 30, 2014 for a gain of $3.0 million and is recorded in gain on sale of real estate on RSO's consolidated statements of income.
During the year ended December 31, 2013, RSO made no acquisitions and sold one of its multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on RSO's consolidated statements of income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans held for investment (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
June 30, 2014
Commercial real estate loans:
Whole loans	$959,569	$(4,823)	$954,746
B notes	16,204	(66)	16,138
Mezzanine loans	67,370	(110)	67,260
Total commercial real estate loans	1,043,143	(4,999)	1,038,144
Bank loans	709,102	(2,521)	706,581
Residential mortgage loans, held for investment	2,470	—	2,470
Subtotal loans before allowances	1,754,715	(7,520)	1,747,195
Allowance for loan loss	(6,539)	—	(6,539)
Total loans held for investment	1,748,176	(7,520)	1,740,656
Bank loans held for sale	15,427		15,427
Residential mortgage loans held for sale	24,859		24,859
Total loans held for sale	40,286	—	40,286
Total loans	$1,788,462	$(7,520)	$1,780,942

December 31, 2013
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans	559,206	(4,033)	555,173
Residential mortgage loans, held for investment	1,849	—	1,849
Subtotal loans before allowances	1,390,843	(7,510)	1,383,333
Allowance for loan loss	(13,807)	—	(13,807)
Total loans held for investment	1,377,036	(7,510)	1,369,526
Bank loans held for sale	6,850		6,850
Residential mortgage loans held for sale	15,066		15,066
Total loans held for sale	21,916	$—	21,916
Total loans	$1,398,952	$(7,510)	$1,391,442

(1)
Amounts include deferred amendment fees of $169,000 and $216,000 and deferred upfront fees of $112,000 and $141,000 being amortized over the life of the bank loans as of June 30, 2014 and December 31, 2013, respectively.  Amounts include loan origination fees of $4.9 million and $3.3 million and loan extension fees of $177,000 and $73,000 being amortized over the life of the commercial real estate loans as of June 30, 2014 and December 31, 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013, approximately 32.6% and 39%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in California; approximately 9.5% and 6.4%, respectively, in Arizona; approximately 21% and 14.6%, respectively, in Texas. At June 30, 2014 and December 31, 2013, approximately 15.3% and 15.8%, respectively, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At June 30, 2014, approximately 70.2% of RSO's residential mortgage loans were originated in Georgia, 9.4% in Virginia, 7.2% in North Carolina, 4.6% in Alabama and 5.4% in Tennessee. At December 31, 2013 approximately 66.0% of the Company's residential mortgage loans were originated in Georgia, 9.0% in North Carolina, 7.0% each in Tennessee and Virginia and 6.0% in Alabama.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

At June 30, 2014, RSO’s bank loan portfolio including loans held for sale consisted of $721.3 million (net of allowance of $669,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 13.0% with maturity dates ranging from June 2014 to February 2024.
At December 31, 2013, RSO’s bank loan portfolio including loans held for sale consisted of $558.6 million (net of allowance of $3.4 million) of floating rate loans, which bore interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average remaining lives of RSO’s bank loans held for investment, at amortized cost (in thousands):

	June 30, 2014	December 31, 2013
Less than one year	$36,155	$36,985
Greater than one year and less than five years	528,687	379,874
Five years or greater	157,166	145,164
	$722,008	$562,023
The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
June 30, 2014
Whole loans, floating rate (1) (4) (5)	59	$954,746	LIBOR plus 2.13% to LIBOR plus 12.14%	October 2014 to February 2019
B notes, fixed rate	1	16,138	8.68%	April 2016
Mezzanine loans, floating rate	1	15,452	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,808	0.50% to 18.71%	September 2014 to September 2021
Total (2)	64	$1,038,144

December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $52.5 million and $13.7 million in unfunded loan commitments as of June 30, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $5.8 million and $10.4 million as of June 30, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)	As of June 30, 2014, floating rate whole loans includes $3.1 million and $12.0 million mezzanine components of two whole loans, which have a fixed rate of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following is a summary of the weighted average maturity of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
June 30, 2014
B notes	$—	$—	$16,138	$16,138
Mezzanine loans	5,711	—	61,549	67,260
Whole loans	—	—	954,746	954,746
Total (1)	$5,711	$—	$1,032,433	$1,038,144

December 31, 2013
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
June 30, 2014
B notes	$76	1.16%
Mezzanine loans	314	4.80%
Whole loans	5,454	83.41%
Bank loans	669	10.23%
Residential mortgage loans, held for investment	$26	0.40%
Total	$6,539

December 31, 2013
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of June 30, 2014, RSO had recorded an allowance for loan losses on loans held for investment of $6.5 million consisting of a $669,000 allowance on RSO’s bank loan portfolio and a $5.8 million allowance on RSO’s commercial real estate portfolio and a $26,000 allowance on the Company's residential mortgage loans.

As of December 31, 2013, RSO had recorded an allowance for loan losses on loans held for investment of $13.8 million consisting of a $3.4 million allowance on RSO’s bank loan portfolio and a $10.4 million allowance on RSO’s commercial real estate portfolio.

H.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of June 30, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three months ended June 30, 2014 and 2013 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	Ownership %	June 30, 2014	December 31, 2013	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Värde Investment Partners, L.P.	7.5%	$654	$674	$(19)	$(20)	$19	$43
RRE VIP Borrower, LLC	3% to 5%	—	—	869	1,736	(101)	(214)
Investment in LEAF Preferred Stock	28.2%	40,144	41,016	(278)	(872)	304	(32)
Investment in RCT I and II (1)	3%	1,548	1,548	(594)	(1,184)	(602)	(1,195)
Investment in Preferred Equity (2)	various	—	8,124	232	1,300	86	170
Investment in CVC Global Opps Fund	34.4%	18,134	16,177	1,124	1,958	93	93
Investment in Life Care Funding (3)	30%	—	1,530	—	(75)	(242)	(242)
Total		$60,480	$69,069	$1,334	$2,843	$(443)	$(1,377)

(1)	For the three months ended June 30, 2014 and 2013, these amounts are recorded in interest expense on RSO's consolidated statements of income.

(2)	For the three months ended June 30, 2014 and 2013, these amounts are recorded in interest income on loans on RSO's consolidated statements of income.

(3)	RSO began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.
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
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, RSO invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.
On June 19, 2012, RSO entered into a joint venture with Värde Investment Partners, LP acting as lender, to purchase two condominium developments.  RSO purchased a 7.5% equity interest in the venture. Resource Real Estate Management, LLC ("RREM") was appointed as the asset manager of the venture to perform lease review and approval, debt service collection, loan workout, foreclosure, disposition and permitting, as applicable.  RREM was also responsible for engaging third parties to perform day-to-day property management, property leasing, rent collection, maintenance, and capital improvements.  RREM received an annual asset management fee equal to 1% of outstanding contributions. No management fees were paid for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, RSO paid RREM management fees of $10,000 and $26,000. All of the condominiums were sold as of December 31, 2013.
RSO's resulting interest from the November 16, 2011 formation of LEAF is accounted for under the equity method.
On December 1, 2009, RSO purchased a membership interest in RRE VIP Borrower, LLC (an unconsolidated VIE that holds an interest in a real estate joint venture) from the Company at book value. RREM acts as asset manager of the venture and receives a monthly asset management fee equal to 1% of the combined investment calculated as of the last calendar day of the month. For the three and six months ended June 30, 2014, RSO paid RREM management fees of $1,000 and $6,000, respectively. For the three and six months ended June 30, 2013, RSO paid RREM management fees of $8,000 and $16,000, respectively.
RSO has a 100% interest valued at $1.5 million in the common shares (3% of the total equity) in two trusts, RCT I and RCT II. RSO records its investments in RCT I and RCT II’s common shares of $774,000 each as investments in unconsolidated

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

trusts using the cost method and records dividend income upon declaration by RCT I and RCT II.  For the three and six months ended June 30, 2014, RSO recognized $594,000 and $1.2 million, respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $50,000 and $99,000 , respectively, of amortization of deferred debt issuance costs. For the three and six months ended and June 30, 2013, RSO recognized $602,000 and $1.2 million respectively, of interest expense with respect to the subordinated debentures it issued to RCT I and RCT II which included $48,000 and $95,000, respectively, of amortization of deferred debt issuance costs.

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
June 30, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
Provision for loan loss	(4,511)	607	26	700	(3,178)
Loans charged-off	(61)	(3,329)	—	—	(3,390)
Allowance for losses at June 30, 2014	$5,844	$669	$26	$700	$7,239
Ending balance:
Individually evaluated for impairment	$1,800	$441	$—	$700	$2,941
Collectively evaluated for impairment	$4,044	$228	$26	$—	$4,298
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$172,583	$1,566	$—	$5,451	$179,600
Collectively evaluated for impairment (1)	$865,561	$704,806	$2,470		$1,572,837
Loans acquired with deteriorated credit quality	$—	$119	$—	$—	$119

December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan loss	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance: (2)
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

(1) Loan ending balance contains $120.8 million of loan value for which the fair value option has been elected. As such, no allowance for loan losses has been recognized for these loans.
(2) Loan balances as of December 31, 2013 include loans held for sale.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2014
Bank loans	$666,578	$33,999	$3,551	$768	$1,685	$15,427	$722,008

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of RSO’s bank loans were performing with the exception of one loan with an amortized cost of $1.6 million as of June 30, 2014. Due to the consolidation of Moselle CLO in February 2014, RSO acquired six loans with deteriorated credit quality with an amortized cost of $119,000 as of June 30, 2014. As of December 31, 2013, all of RSO’s bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted in 2012, one of which defaulted as of March 31, 2013, and one of which defaulted as of June 30, 2013.
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
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2014
Whole loans	$900,246	$32,500	$22,000	$—	$—	$954,746
B notes	16,138	—	—	—	—	16,138
Mezzanine loans	45,460	21,800	—	—	—	67,260
	$961,844	$54,300	$22,000	$—	$—	$1,038,144

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of RSO’s commercial real estate loans were current as of June 30, 2014 and December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
Loans Receivable - Related Party
RSO recorded a $700,000 allowance for loan loss on a related party loan due to a default on an individually significant credit in the fund that caused an unplanned cash flow deficiency.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
June 30, 2014
Whole loans	$—	$—	$—	$—	$954,746	$954,746	$—
B notes	—	—	—	—	16,138	16,138	—
Mezzanine loans	—	—	—	—	67,260	67,260	—
Bank loans (1) (2)	—	—	1,685	1,685	720,323	722,008	—
Residential mortgage loans (3)	—	—	266	266	27,063	27,329	—
Loans receivable-related party	—	—	—	—	5,451	5,451	—
Total loans	$—	$—	$1,951	$1,951	$1,790,981	$1,792,932	$—

December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (2)	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans (3)	234	91	268	593	16,322	16,915	—
Loans receivable-related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1) Contains loans for which the fair value method was elected with an unpaid principal balance of $4.8 million with a fair value of $119,000 at June 30, 2014.

(2) Contains $15.4 million and $6.9 million of bank loans held for sale at June 30, 2014 and December 31, 2013, respectively.

(3) Contains $24.9 million and $15.1 million of residential mortgage loans held for sale at June 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
June 30, 2014
Loans without a specific valuation allowance:
Whole loans	$127,511	$127,511	$—	$126,070	$10,682
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,229
Bank loans	$119	$119	$—	$119	$—
Residential mortgage loans	$2,470	$2,470	$—	$2,470	$65
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$7,000	$7,000	$(1,800)	$7,000	$591
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,566	$1,566	$(441)	$1,566	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$4,657	$4,657	$(700)	$5,195	$85

Total:
Whole loans	$134,511	$134,511	$(1,800)	$133,070	$11,273
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,229
Bank loans	1,685	1,685	(441)	1,685	—
Residential mortgage loans	2,470	2,470	—	2,470	65
Loans receivable - related party	4,657	4,657	(700)	5,195	85
	$181,395	$181,395	$(2,941)	$180,492	$13,652

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Troubled- Debt Restructurings
RSO had no troubled-debt restructurings during the three months ended June 30, 2014 and 2013 or during the six months ended June 30, 2014.
The following tables show troubled-debt restructurings in RSO's loan portfolio during the six months ended June 30, 2013 (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2013
Whole loans	2	$56,328	$56,328
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable	1	6,592	6,592
Total loans	3	$62,920	$62,920
As of June 30, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.

J.	Intangible assets - RSO
Intangible assets represent identifiable intangible assets acquired as a result of RSO’s acquisition of RCAM in February 2011, its conversion of loans to investments in real estate in June 2011, and the acquisition of real estate in August 2011.  RSO amortizes identified intangible assets to expense over their estimated lives or period of benefit using the straight-line method.  RSO evaluates intangible assets for impairment as events and circumstances change.  In October 2012, RSO purchased 66.6% of the preferred equity of, and began consolidating, Whitney CLO I, one of the RCAM CLOs. As a result of this transaction and the consolidation of Whitney CLO I, RSO wrote-off the unamortized balance of $2.6 million, the intangible asset associated with this CLO, which was recorded in gain (loss) on consolidation in RSO's consolidated statement of income during the year ended December 31, 2012. In May 2013, RSO purchased additional equity, increasing its ownership percentage to 68.3% before the CLO was later substantially liquidated in October 2013. Due to an event whereby a second CLO liquidated in early 2013, RSO accelerated the amortization of the remaining balance of its intangible asset and recorded a $657,000 charge to depreciation and amortization on RSO's consolidated statement of income during the year ended December 31, 2012. Upon acquisition of Primary Capital Mortgage, LLC ("PCM"), RSO recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
RSO expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 7.1 years and 7.7 years at June 30, 2014 and December 31, 2013, respectively and the accumulated amortization was $11.0 million and $12.5 million at June 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table summarizes intangible assets (in thousands).

	Asset Balance	Accumulated Amortization	Net Asset
June 30, 2014
Investment in RCAM	$21,213	$(10,872)	$10,341
Investment in PCM:
Wholesale or correspondent relationships	600	(170)	430
Total intangible assets	$21,813	$(11,042)	$10,771

December 31, 2013
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCM:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822

For the three and six months ended June 30, 2014, RSO recognized $1.1 million and $2.8 million, respectively, of fee income related to the investment in RCAM. For the three and six months ended June 30, 2013, RSO recognized $1.5 million and $2.9 million, respectively, of fee income related to the investment in RCAM.
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
Although no further material purchase price adjustments for PCM are anticipated, RSO has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, RSO's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as RSO completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in RSO's consolidated financial statements, retrospectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

K.	Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, CLOs securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings is summarized in the following table (in thousands, except percentages):

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
June 30, 2014
RREF CDO 2006-1 Senior Notes	$106,029	$51	$106,080	1.92%	32.1 years	$174,237	August 2006
RREF CDO 2007-1 Senior Notes	126,004	355	126,359	0.99%	32.3 years	361,432	June 2007
RCC CRE Notes 2013	256,807	3,683	260,490	2.02%	14.5 years	281,846	December 2013
Apidos CDO I Senior Notes	56,922	—	56,922	2.24%	3.1 years	73,276	August 2005
Apidos CDO III Senior Notes	97,458	—	97,458	1.01%	6.2 years	109,325	May 2006
Apidos Cinco CDO Senior Notes	319,639	553	320,192	0.73%	5.9 years	341,777	May 2007
Whitney CLO I Senior Notes (1)	—	—	—	—%	N/A	79	N/A
Moselle CLO S.A. Senior Notes, at fair value (6)	140,220	—	140,220	1.04%	5.5 years	175,641	October 2005
Moselle CLO S.A. Securitized Borrowings, at fair value	5,208	—	5,208	1.04%	N/A	—	N/A
Unsecured Junior Subordinated Debentures (2)	51,104	444	51,548	4.18%	22.3 years	—	May/Sept 2006
6.0% Convertible Senior Notes	107,550	7,450	115,000	6.00%	4.4 years	—	October 2013
CRE - Term Repurchase Facilities (3)	217,679	448	218,127	2.58%	17 days	315,579	N/A
CMBS - Term Repurchase Facility (4)	30,833	—	30,833	1.37%	18 days	37,784	N/A
RMBS- Term Repurchase Facility (5)	22,997	28	23,025	1.15%	1 day	27,669	N/A
Residential Mortgage Financing Agreements	23,679	—	23,679	3.99%	130 days	32,399	N/A
CMBS - Short Term Repurchase Agreements	17,705	—	17,705	1.40%	2 days	20,813	N/A
Total	$1,579,834	13,012	1,592,846	1.96%	9.8 years	$1,951,857

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral	Date Securitization Closed
December 31, 2013
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115	August 2006
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933	June 2007
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586	December 2013
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736	August 2005
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930	May 2006
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796	May 2007
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885	N/A
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—	May/Sept 2006
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—	October 2013
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186	N/A
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949	N/A
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487	N/A
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings are collateralized by the same assets as the Apidos CLO VIII Senior Notes and the Whitney CLO I Securitized Borrowings, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest costs of $207,000 and $26,000 related to CRE repurchase facilities as of June 30, 2014 and December 31, 2013, respectively.

(4)
Amounts also include accrued interest costs of $14,000 and $22,000 related to CMBS repurchase facilities as of June 30, 2014 and December 31, 2013, respectively. Amounts do note reflect CMBS repurchase agreement borrowings that are components of linked transactions.

(5)	Amount also includes accrued interest costs of $1,000 related to RMBS repurchase facilities as of June 30, 2014.

(6)
The fair value option has been elected for the borrowings associated with Moselle CLO S.A., as such, the outstanding borrowings and principal outstanding amounts are state at fair value. The unpaid principal amounts of these borrowings were $143 million at June 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Securitizations
RCC CRE Notes 2013
In December 2013, RSO closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans. The investments held by CRE Notes 2013 securitized the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders. CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class D senior notes (rated BBB:DBRS), Class E senior notes (rated BB:DBRS) and Class F senior notes (rated B:DBRS) for $30.0 million. In addition, RCC CRE Notes 2013 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by CRE Notes 2013 but are senior in right of payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by CRE Notes 2013. There is no reinvestment period for CRE Notes 2013, which will result in the sequential paydown of notes as underlying collateral matures and paydown. As of June 30, 2014, $350,000 of the Class A notes have been paid down.
At closing, the senior notes issued to investors by CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.50%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.50%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.50%. All of the notes issued mature in December 2028, although RSO has the right to call the notes anytime after January 2016 until maturity. The weighted average interest rate on all notes issued to outside investors was 2.02% at June 30, 2014.
As a result of RSO’s ownership of senior notes, the notes retained at the CRE securitization's closing eliminate in consolidation.
Resource Real Estate Funding CDO 2007-1
In June 2007, RSO closed RREF CDO 2007-1, a $500.0 million CDO transaction that provided financing for commercial real estate loans and commercial mortgage-backed securities.  The investments held by RREF CDO 2007-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2007-1 issued a total of $265.6 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class H senior notes (rated  BBB+:Fitch), Class K senior notes (rated BBB-:Fitch), Class L senior notes (rated BB:Fitch) and Class M senior notes (rated B: Fitch) for $68.0 million.  In addition, Resource Real Estate Funding 2007-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $41.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2007-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2007-1. The reinvestment period for RREF 2007-1 ended in June 2012, which has resulted in the sequential paydown of notes as underlying collateral matures and pays down.  As of June 30, 2014, $115.6 million of Class A-1 notes have been paid down and $50.0 million of the Class A-1R notes have been paid down.
At closing, the senior notes issued to investors by RREF CDO 2007-1 consist of the following classes: (i) $180.0 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.28%; (ii) $50.0 million of unissued Class A-1R notes, which allow the CDO to fund future funding obligations under the existing whole loan participations that have future funding commitments; the undrawn balance of the Class A-1R notes accrued a commitment fee at a rate per annum equal to 0.18%, the drawn balance bore interest at one-month LIBOR plus 0.32%; (iii) $57.5 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.46%; (iv) $22.5 million of Class B notes bearing interest at one-month LIBOR plus 0.80%; (v) $7.0 million of Class C notes bearing interest at a fixed rate of 6.423%; (vi) $26.8 million of Class D notes bearing interest at one-month LIBOR plus 0.95%; (vii) $11.9 million of Class E notes bearing interest at one-month LIBOR plus 1.15%; (viii) $11.9 million of Class F notes bearing interest at one-month LIBOR plus 1.30%; (ix) $11.3 million of Class G notes bearing interest at one-month LIBOR plus 1.55%; (x) $11.3 million of Class H notes bearing interest at one-month LIBOR plus 2.30%; (xi) $11.3 million of Class J notes bearing interest at one-month LIBOR plus 2.95%; (xii) $10.0 million of Class K notes bearing interest at one-month LIBOR plus 3.25%; (xiii) $18.8 million of Class L notes bearing interest at a fixed rate of 7.50% and (xiv) $28.8 million of Class M notes bearing interest at a fixed rate of 8.50%.  All of the notes issued mature in September 2046, although RSO has the right to call the notes anytime after July 2017 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 0.99% and 0.84% at June 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

During the six months ended June 30, 2014 and the year ended December 31, 2013, RSO did not repurchase any notes.
As a result of RSO’s ownership of senior notes, both the notes repurchased subsequent to closing and those retained at the CDO’s closing eliminate in consolidation.
Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans.  The investments held by RREF CDO 2006-1 collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1.  The reinvestment period for RREF 2006-1 ended in September 2011 which has resulted in the sequential paydown of notes as underlying collateral matures and pays down.  As of June 30, 2014, $116.9 million of Class A-1 notes have been paid down.
The senior notes issued to investors by RREF CDO 2006-1 consist of the following classes:  (i) $129.4 million of Class A-1 notes bearing interest at one-month LIBOR plus 0.32%; (ii) $17.4 million of Class A-2 notes bearing interest at one-month LIBOR plus 0.35%; (iii) $5.0 million of Class A-2 notes bearing interest at a fixed rate of 5.842%; (iv) $6.9 million of Class B notes bearing interest at one-month LIBOR plus 0.40%; (v) $20.7 million of Class C notes bearing interest at one-month LIBOR plus 0.62%; (vi) $15.5 million of Class D notes bearing interest at one-month LIBOR plus 0.80%; (vii) $20.7 million of Class E notes bearing interest at one-month LIBOR plus 1.30%; (viii) $19.8 million of Class F notes bearing interest at one-month LIBOR plus 1.60%; (ix) $17.3 million of Class G notes bearing interest at one-month LIBOR plus 1.90%; (x) $12.9 million of Class H notes bearing interest at one-month LIBOR plus 3.75%, (xi) $14.7 million of Class J notes bearing interest at a fixed rate of 6.00% and (xii) $28.4 million of Class K notes bearing interest at a fixed rate of 6.00%.  As a result of RSO’s ownership of the Class J and K senior notes, these notes eliminate in consolidation.  All of the notes issued mature in August 2046, although RSO has the right to call the notes anytime after August 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors and net of repurchased notes was 1.92% and 1.87% at June 30, 2014 and December 31, 2013, respectively.
During the three months ended June 30, 2014 and the year ended December 31, 2013, RSO did not repurchase any notes.
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
               The balances of the senior notes issued to investors when RSO acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%; (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR  plus 0.25%; (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR  plus 0.31%; (iv) $10.3 million of Class A-1LE USD notes bearing interest at LIBOR  plus 0.31% (v) €13.8 million of Class A-2E notes bearing interest at LIBOR  plus 0.40%; (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) $6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16.0 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
All notes issued mature on January 6, 2020. RSO has the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 1.04% at June 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I and as of June 30, 2014 held 68.3% of the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest was subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, RSO substantially liquidated Whitney CLO I, and as a result substantially all of the assets were sold.
Apidos CLO VIII
In October 2011, RSO closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans.  The investments held by Apidos CLO VIII collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt was owned by unrelated third parties.  The reinvestment period for Apidos CLO VIII will end in October 2014.  The subordinated debt interest is subordinated in right of payment to all other securities issued by Apidos CLO VIII. In 2013, Apidos CLO VIII was called and substantially liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to paydown the notes in full.
Apidos Cinco CDO
In May 2007, RSO closed Apidos Cinco CDO, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos Cinco CDO collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos Cinco CDO issued a total of $322.0 million of senior notes at par to investors and RCC commercial purchased a $28.0 million equity interest representing 100% of the outstanding preference shares.  The reinvestment period for Apidos Cinco CDO ended in May 2014 which results in the sequential paydown of notes as underlying collateral matures and pays down.  The equity interest is subordinated in right of payment to all other securities issued by Apidos Cinco CDO.
The senior notes issued to investors by Apidos Cinco CDO consist of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. All of the notes issued mature on May 14, 2020, although RSO has the right to call the notes anytime after May 14, 2011 until maturity.  The weighted average interest rate on all notes was 0.73% and 0.74% at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, $45,000 of Class A-1 notes and $264,000 of Class A-2A notes have been paid down.
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
At closing, the senior notes issued to investors by Apidos CDO III consist of the following classes:  (i) $212.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $19.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.45%; (iii) $15.0 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $10.5 million of Class C notes bearing interest at 3-month LIBOR plus 1.75%; and (v) $6.0 million of Class D notes bearing interest at 3-month LIBOR plus 4.25%.  All of the notes issued mature on September 12, 2020, although RSO has the right to call the notes anytime after September 12, 2011 until maturity.  The weighted average interest rate on all notes was 1.01% and 0.88% at June 30, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO III ended in June 2012 which has resulted in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2014, $165.0 million of Class A-1 notes have been paid down.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
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
At closing, the senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $265.0 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued mature on July 27, 2017, although RSO has the right to call the notes anytime after July 27, 2010 until maturity.  The weighted average interest rate on all notes was 2.24% and 1.68% and at June 30, 2014 and December 31, 2013, respectively. The reinvestment period for Apidos CDO I ended in July 2011 which has resulted in the sequential pay down of notes as underlying collateral matures and pays down.  As of June 30, 2014, $262.6 million of Class A-1 Notes have been paid down.
During the three and six months ended June 30, 2014 and the year ended December 31, 2013, RSO did not repurchase any notes.
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
The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at June 30, 2014 were $211,000 and $233,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at June 30, 2014, were 4.18% and 4.17%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

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
Repurchase and Credit Facilities
Borrowings under the repurchase and mortgage finance facilities agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings is summarized in the following table (dollars in thousands):

	June 30, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$30,833	$37,784	47	1.37%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	202,821	293,496	12	2.55%	30,003	48,186	8	2.67%
Deutsche Bank AG (3)	14,858	22,083	3	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	17,705	20,813	6	1.40%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,997	27,669	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	14,772	17,519	78	3.91%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	8,907	14,880	48	4.12%	2,711	3,398	17	4.58%
Totals	$312,893	$434,244			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $419,000 and $732,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $29,000 and $300,000 of deferred debt issuance costs as of June 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $28,000 of deferred debt issuance costs as of June 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on RSO's consolidated balance sheets.

	June 30, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,959	$7,750	7	1.63%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,183	6,309	7	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	18,584	28,211	15	1.41%	18,599	29,861	9	1.43%
Totals	$28,726	$42,270			$64,094	$93,823

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
June 30, 2014
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$7,549	18	1.37%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,725	1	1.15%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$128,915	18	2.55%
Deutsche Bank Securities, LLC	$15,435	18	3.03%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$—	0	—%
Wells Fargo Securities, LLC	$2,115	30	1.37%
Deutsche Bank Securities, LLC	$9,778	26	1.40%

Residential Mortgage Financing Agreements
New Century Bank	$15.227	62	3.91%
View Point Bank, NA	$9,089	183	4.12%

December 31, 2013
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$6.0 million and $6.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of June 30, 2014 and December 31, 2013, respectively.

(3)
There are no linked repurchase agreement borrowings being included as derivative instruments as of June 30, 2014. As of December 31, 2013 $17.0 million of linked repurchase agreement borrowings are being included as derivative instruments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

CMBS - Term Repurchase Facility
In February 2011, RSO's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer the Assets back to the RCC Subsidiaries at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo.  The maximum amount of the Facility is $100.0 million which has a two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a 0.25% initial structuring fee and a 0.25% extension fee upon exercise. The 2011 Facility has a current maturity date of January 31, 2015. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the 2011 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all debt covenants under the 2011 Facility and 2011 Guaranty as of June 30, 2014.
RMBS - Term Repurchase Facility
In June 2014, the RSO's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which had an original one year term with a one year option to extend, and a maximum interest rate of 1.45% plus a 4.00% pricing margin.  The 2014 Facility has a current maturity date of June 22, 2015.
The 2014 Facility contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, and the institution of bankruptcy or insolvency proceedings that remain unstayed. The remedies for such events of default are also customary for this type of transaction and include the acceleration of all obligations of the Sellers to repay the purchase price for purchased assets.
The 2014 Facility also contains margin call provisions relating to a decline in the market value of a security. Under these circumstances, Wells Fargo may require the Sellers to transfer cash in an amount sufficient to eliminate any margin deficit resulting from such a decline.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), the Company agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit the Company's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Resi Portfolio and RCC Resi Portfolio TRS were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of June 30, 2014.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by RSO to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of RSO; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate was in compliance with all debt covenants as of June 30, 2014.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or RSO; breaches of covenants and/or certain representations and warranties; performance defaults by RSO; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against RSO; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of RSO. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. RSO and SPE 5 were in compliance with all debt covenants as of June 30, 2014.
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

Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of July 2, 2014, which was amended from the original terms over the course of four amendments. At June 30, 2014, PCM had borrowed $14.8 million under this facility. The facility bears interest at one-month LIBOR plus 3.50%.
The New Century facility contains provisions that provide New Century with certain rights if certain credit events have occurred with respect to one or more assets financed on the New Century facility to require PCM to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the New Century facility, or may only be required to the extent of the availability of such payments.
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCM's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; a judgment in an amount greater than $10,000 against PCM or $50,000 in the aggregate against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCM to maintain a minimum maintenance balance account at all times of $1.5 million and PCM was in compliance as of June 30, 2014. PCM was in compliance with all financial debt covenants as of June 30, 2014.
PCM has a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. At June 30, 2014, PCM had borrowed $8.9 million. The facility bears interest at one-month LIBOR with a 4.00% floor.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The ViewPoint facility contains provisions that provide ViewPoint with certain rights if certain credit events have occurred with respect to one or more assets financed on the ViewPoint facility to require either PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the ViewPoint facility, or may only be required to the extent of the availability of such payments. The agreement requires PCM to maintain a minimum balance in a deposit account at all times of $1.0 million and PCM was in compliance as of June 30, 2014.
PCM received a waiver on a covenant due to an event of default that requires PCM to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCM's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCM was in compliance with all other financial covenant requirements under the agreement as of June 30, 2014.
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

L.    Related party transactions - RSO
Relationship with LEAF. LEAF Financial originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into another amendment to extend the maturity to February 15, 2015. Principal payments of $715,000 were made during six months ended June 30, 2014. During the three months ended June 30, 2014, RSO recorded a $700,000 allowance for loan loss. The loan amount outstanding at June 30, 2014 and December 31, 2013 was $4.7 million and $5.7 million, respectively.
RSO's resulting interest from the formation of LEAF is accounted for under the equity method. For the three and six months ended June 30, 2014 RSO recorded a loss of $278,000 and $872,000 , respectively, and for the three and six months ended June 30, 2013,recorded earnings of $304,000 and losses of $32,000 which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statement of income.  RSO’s investment in LEAF was valued at $40.1 million and $41.0 million as of June 30, 2014 and December 31, 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of the Company, was sold to CVC Credit Partners, a joint venture entity in which the Company owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, RSO was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended June 30, 2014, CVC Credit Partners incurred subordinated fees of $330,000 and $700,000, respectively. For the three and six months ended June 30, 2013, CVC Credit Partners incurred subordinated fees of $174,000 and $355,000. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity interest in this CLO, increasing its

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. ("the Partnership"), a Delaware limited partnership which generally invests in assets through a master-feeder fund structure ("the Master Fund"). The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners. For the three and six months ended June 30, 2014, RSO recorded earnings of $1.1 million and $2.0 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. For the three and six months ended June 30, 2013, RSO recorded earnings of $93,000. The fund's investment balance of $18.1 million and $16.2 million as of June 30, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and six months ended June 30, 2014, RSO paid Ledgewood $120,000 and $158,000 , respectively, and for the three and six months ended June 30, 2013 $40,000 and $86,000 in connection with legal services rendered to RSO.
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
RSO reports its investment securities available-for-sale at fair value. To determine fair value, RSO uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates. These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party-valuation firm and the dealer quote or bid, RSO will evaluate the difference which could result in an updated valuation from the third party or a revised dealer quote. Based on a prioritization of inputs used in the valuation of each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

RSO reports its investment securities, trading at fair value, based on an independent third-party valuation. RSO evaluates the reasonableness of the valuation it receives by using a dealer quote. If there is a material difference between the value indicated by the third-party and a quote RSO receives, RSO's management will evaluate the difference. Any changes in fair value are recorded on RSO’s results of operations as net unrealized (loss) gain on investment securities, trading.
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
The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Investment securities, trading	$—	$—	$8,951	$8,951
Investment securities available-for-sale	1,886	1,581	261,036	264,503
CMBS - linked transactions	—	—	13,676	13,676
Derivatives (net)	—	755	—	755
Total assets at fair value	$1,886	$2,336	$283,663	$287,885

Liabilities:
Derivatives (net)	—	785	9,070	9,855
Total liabilities at fair value	$—	$785	$9,070	$9,855

December 31, 2013
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	—	395	10,191	10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS Including Linked Transactions	ABS	RMBS	Structured Finance	Total
Beginning balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Total gains or losses (realized or unrealized):
Included in earnings	(720)	470		379	129
Purchases	93,291	37,397	31,058	—	161,746
Sales	(99,151)	(2,494)		(758)	(102,403)
Paydowns	(25,435)	(5,403)	(18)	—	(30,856)
Included in OCI	7,280	1,388	(511)	(2,109)	6,048
Transfers out of Level 2	—	—	—	—	—
Transfers into level 3	—	—	—	—	—
Ending balance, June 30, 2014	$186,050	$58,014	$30,980	$8,619	$283,663
In accordance with ASC 820-10-50-2-bbb, RSO is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by RSO. As such, RSO has not disclosed such information associated with fair values obtained from third-party pricing sources. Because RSO is not able to obtain significant observable inputs and market data points due to a change in methodology whereby RSO began using a third party valuation firm to determine fair value. RSO reclassified $94.9 million of CMBS (including certain CMBS accounted for as linked transactions, to Level 3 during the year ended December 31, 2013.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2014	$10,191
Unrealized losses – included in accumulated other comprehensive income	(1,121)
Ending balance, June 30, 2014	$9,070
RSO had no losses included in earnings due to the other-than-temporary impairment charges during the three and six months ended June 30, 2014 and $535,000 and $21,000 during the three and six months ended June 30, 2013, respectively. These losses are included in RSO's consolidated statements of operations as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and six months ended June 30, 2014 was $0 and $440,000, respectively, and for the three and six months ended June 30, 2013, was $2.4 million and $3.0 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Loans held for sale	$—	$15,427	$24,859	$40,286
Impaired loans	—	1,125	5,200	6,325
Total assets at fair value	$—	$16,552	$30,059	$46,611

December 31, 2013
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$9,070	Discounted cash flow	Weighted average credit spreads	5.12%
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
RSO elected the fair value option for Moselle, CLO when it consolidated it in 2014. RSO elected fair value for this externally managed CLO because the information it was able to obtain from the manager pointed to a fair value approach. RSO also considered that the assets are easily priced and liquid in nature. The Company recorded a gain of $1.3 million on the fair value of loans of Moselle CLO and a loss of $430,000 on the fair value of the notes of Moselle CLO as net realized and unrealized gain/(loss) on investment securities available-for-sale and loans for the the months ended June 30, 2014 on the consolidated statement of income. The interest income recorded to interest income- loans on the consolidated income statement and the interest expense recorded to interest expense on the consolidated income statement were calculated at the coupon rate. At June 30, 2014 there were no significant gains or losses for the assets or liabilities due to credit risk.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

The fair values of RSO’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Loans held-for-investment (1)	$1,740,656	$1,732,134	$—	$704,319	$1,027,815
Loans receivable-related party	$4,751	$4,751	$—	$—	$4,751
CDO notes (2)	$1,108,287	$1,020,334	$—	$1,020,334	$—
Junior subordinated notes	$51,104	$17,598	$—	$—	$17,598
Repurchase agreements	$312,893	$312,893	$—	$—	$312,893

December 31, 2013
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $124.9 million and a fair value of $120.8 million at June 30, 2014.

(2)	Contains notes for which the fair value method was elected with an unpaid principal balance of $143.0 million and a fair value of $140.2 million at June 30, 2014.
RAI - Other VIEs
In March 2014, the Company made a payment under a guarantee on behalf of a VIE that it does not consolidate (see Note 17). As a result of the payment, the Company re-evaluated the VIE for consolidation and determined to exclude it on the basis of immateriality to the consolidated financial statements.
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in trust preferred assets (the “Trapeza entities”) and asset-backed securities (the "Ischus entities”), and RREGPS were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2014.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at June 30, 2014 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$158	$—	$158
Trapeza entities	—	678	678
RREGPS	—	716	716
	$158	$1,394	$1,552

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2014
(unaudited)

NOTE 20 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
Effective July 3, 2014, PCM closed a $75.0 million facility with Wells Fargo comprised of a $25.0 million maximum committed amount and a maximum uncommitted amount of $50.0 million, terminating on July 2, 2015.
On July 30, 2014, RSO closed Resource Capital Corp. 2014-CRE2, Ltd., a $354 million real estate securitization that provides financing for commercial real estate loans. At closing, RSO was able to pay down the Wells Fargo CRE term repurchase facility and the Deutsche Bank term repurchase facility by $217.8 million and $20.4 million, respectively.

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
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of June 30, 2014, we managed $18.9 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt that has been significantly discounted due to the effects of current economic conditions and high levels of leverage as well as value-added multifamily properties. In December 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, having raised a total of $635.0 million (including proceeds of a private offering). We expect to continue to expand this business by raising investor funds through our retail broker channel for investment programs, principally through Resource Real Estate Opportunity REIT II, Inc., which we refer to as RRE Opportunity REIT II, during 2014.
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, diversified, closed-end management investment company which will invest at least 80% of its assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. During March 2014, we launched Resource Real Estate Global Property Securities, or RREGPS, an Australian unregistered managed investment fund, structured as a unit trust, which we manage through a joint venture, RREGP. We invested $677,400 in RREGPS in March 2014.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of issuers of collateralized loan obligations, or CLOs, and the management of legacy collateralized debt obligations, or CDOs. Through our joint venture, CVC Credit Partners, we have closed ten CLOs with a total par value of approximately $5.3 billion since its formation in 2012. In September 2013, CVC Credit Partners completed the public offering of Credit Partners European Opportunities Limited, or the European Opportunities Fund, which invests in sub-investment grade European debt instruments. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares trade under the symbol "CCPE" and Sterling denominated shares trade under the symbol "CCPG" on the London Stock Exchange.
In our commercial finance segment, we recorded provisions for credit losses of $1.6 million and $2.8 million during the three and six months ended June 30, 2014 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows. We had provided a limited guarantee to a lender of Lease Equity Appreciation Fund I, L.P., or LEAF I, one of our sponsored commercial finance investment partnerships. On March 20, 2014, pursuant to the guarantee, we paid $954,000 to the lender on behalf of LEAF I to pay off the remaining loan balance and became subrogated to the lender's position on the loan.
We recorded consolidated net income attributable to common shareholders of $2.7 million and $3.7 million for the three and six months ended June 30, 2014, respectively.

Back to Index

Back to Index

Presentation of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.
Our financial statements have been prepared to consolidate the financial statements of RSO. Our operating segments manage assets on behalf of RSO and the compensation we earn under the terms of our management agreement with RSO is allocated across our operating segments in proportion to the management services each segment provides to RSO. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse to us. Our rights to the benefits of RSO are limited to the management compensation, expense reimbursements and dividends we receive and our risks associated with being an investor in RSO are limited to our ownership of 2.2% of RSO's common stock.
The operating results and the discussion of each of our operating segments is presented before the consolidation of RSO to appropriately reflect the manner in which we conduct our operations. Management believes that excluding the fees earned by us under the terms of the management agreement with RSO that are eliminated upon consolidation may impact a reader’s analysis and understanding of our results of operations.
Assets Under Management
We increased our assets under management by $2.8 billion to $18.9 billion at June 30, 2014 from $16.1 billion at June 30, 2013. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	June 30,		Increase
	2014	2013	Amount	Percentage
Financial fund management (2)	$15,428	$13,619	$1,809	13%
Real estate (3)	2,831	1,922	909	47%
Commercial finance	635	554	81	15%
	$18,894	$16,095	$2,799	17%

Net assets under management (4)	$8,828	$7,095	$1,733	24%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase primarily reflects the $1.8 billion increase in assets managed by CVC Credit Partners and a $256 million increase in private equity and other assets offset, in part, by reductions in eligible collateral bases of our ABS ($146.0 million) and trust preferred portfolios ($130.1 million).

(3)	The increase is primarily due to the $655.0 million increase in assets managed for RRE Opportunity REIT I; the offering for this fund was completed in December 2013.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of June 30, 2014 (1)
Financial fund management	46	8	—	8
Real estate	2	8	6	6
Commercial finance	—	4	—	2
	48	20	6	16
As of June 30, 2013 (1)
Financial fund management	44	13	—	3
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	46	26	6	10

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

As of June 30, 2014 and 2013, we managed assets in the following classes for the accounts of institutional and individual investors, Resource Capital Corp., or RSO, and for our own account (in millions):

	June 30, 2014				June 30, 2013
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$9,361	$1,534	$—	$10,895	$9,003
Trust preferred securities (2)	3,269	—	—	3,269	3,400
Asset-backed securities (2)	936	—	—	936	1,082
Mortgage and other real estate-related loans (3)	4	1,316	—	1,320	1,035
Real properties (3)	1,436	44	16	1,496	886
Commercial finance assets (4)	635	—	—	635	554
Private equity and other assets (2)	75	268	—	343	135
	$15,716	$3,162	$16	$18,894	$16,095

Net assets under management (5)	$6,971	$1,841	$16	$8,828	$7,095

(1)	We value these assets at their net outstanding collateral balance.

(2)	We value these assets at their amortized cost.

(3)
We value our managed real estate assets as the sum of:  (i) the amortized cost of the commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(4)	We value our commercial finance assets as the sum of the book value of the financed equipment and leases and loans.

(5)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Employees
As of June 30, 2014, we had 661 full-time employees, an increase of 36 (6%) from June 30, 2013. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
June 30, 2014
Investment professionals	74	57	14	3
Other	92	30	13	49
	166	87	27	52
Property management	495	495	—	—
Total	661	582	27	52

June 30, 2013
Investment professionals	57	43	11	3
Other	72	18	15	39
	129	61	26	42
Property management	496	496	—	—
Total	625	557	26	42
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

Back to Index

Back to Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fund management revenues (1)	$14,950	$8,375	$30,219	$16,343
Finance and rental revenues (2)	2,680	2,614	4,668	4,619
RSO management fees (3)	3,015	2,561	5,797	5,135
Gains on resolution of loans (4)	—	17	—	1,623
Other revenues	902	996	1,114	2,292
Subtotal - Resource America revenues before consolidating with RSO	21,547	14,563	41,798	30,012
RSO - consolidated VIE revenues	34,608	21,647	66,539	52,225
Elimination of consolidated VIE revenues attributed to operating segments	(3,040)	(2,725)	(5,920)	(5,425)
	$53,115	$33,485	$102,417	$76,812

(1)
Includes fees from our real estate and financial fund management segments and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management and commercial finance operations.

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	June 30,
	2014	2013
Assets under management (1):
Commercial real estate debt for RSO	$1,258	$999
Real estate investment funds and programs	572	582
RRE Opportunity REIT I	843	188
RRE Opportunity REIT II	10	—
Distressed portfolios	9	57
Properties managed for RSO	35	64
Institutional portfolios	15	15
Residential mortgages for RSO	58	—
Legacy portfolio	16	16
RREGPS	3	—
DIF	12	1
	$2,831	$1,922

Net assets under management	$2,829	$1,922

Back to Index

Back to Index

(1)	For information on how we calculate assets under management, see "Assets under Management” above.

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
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Management fees:
REIT management fees from RSO	$2,264	$2,690	$4,206	$4,858
Property management fees	2,779	2,676	5,182	5,193
Asset management fees	2,435	1,348	5,081	2,550
Broker-dealer fees	56	1,582	56	2,690
	7,534	8,296	14,525	15,291
Other:
Rental property income and revenues of consolidated VIEs (1)	1,578	1,518	2,517	2,467
Master lease revenues	1,102	1,096	2,151	2,152
Fee income from sponsorship of investment entities	3,460	1,557	8,111	2,271
Gains and fees on resolution of loans and other property interests	—	17	—	1,623
Equity in losses of unconsolidated entities	(226)	(331)	(581)	(311)
	$13,448	$12,153	$26,723	$23,493
Costs and expenses:
General and administrative expenses	$4,006	$3,086	$8,086	$6,593
Property management expenses	2,170	2,194	4,390	4,549
Broker-dealer expenses	1,053	1,398	1,631	2,584
Master lease expenses	1,052	1,387	2,219	2,966
Rental property expenses and expenses of consolidated VIEs (1)	824	831	1,654	1,644
	$9,105	$8,896	$17,980	$18,336

(1)	We generally consolidate a VIE when we are deemed to be the primary beneficiary of the entity.
Revenues − Three and Six Months Ended June 30, 2014 as Compared to the Three and Six Months Ended June 30, 2013
Revenues from our real estate operations increased $1.3 million (11%) and $3.2 million (14%) to $13.4 million and $26.7 million for three and six months ended June 30, 2014, respectively, from $12.2 million and $23.5 million for the three and six months ended June 30, 2013, respectively.  We attribute these increases primarily to the following:
Other revenues

•	a $1.9 million and $5.8 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during the three and six months ended June 30, 2014, we earned $3.5 million and $8.1 million in fees, respectively, primarily from the following activities:

•	the acquisition of five and seven properties (valued at $122.1 million and $236.7, respectively);

•	the acquisition of joint venture interests in 10 multifamily communities (valued at $51.2 million);

•	the sale of two and four properties (valued at $24.0 million and $106.9 million, respectively); and

Back to Index

Back to Index

•	the placement of $127.8 million and $242.8 million, respectively, of financings on properties.

•	in comparison, during the three and six months ended June 30, 2013, we earned $1.6 million and $2.3 million in fees, respectively, primarily from the following activities:

•	the acquisition of three and five properties (valued at $45.8 million and $64.4 million, respectively);

•	the sale of one and three properties (valued at $10.2 million and $23.3 million, respectively); and

•	and the refinancing of one property.
Management fees

•
a $1.1 million and $2.5 million increase in asset management fees, principally due to a $1.3 million and $2.1 million increase in the fees earned from RRE Opportunity REIT I as a result of the increase in its assets offset, in part by, a $143,000 and $241,000 decrease in fees, respectively, related to assets sold by an RSO joint venture.

The increase in management fees was more than offset by the following:

•
a $1.5 million and $2.6 million decrease in broker-dealer manager fees. During the three and six months ended June 30, 2013, we earned broker-dealer manager fees in connection with the RRE Opportunity REIT I offering, which closed in December 2013; and

•
a $17,000 and $1.6 million decline in gains and fees on the resolution of property interests. During the six months ended June 30, 2013, we recognized a gain of $1.6 million from the sale of our 10% interest in a real estate joint venture. We had no such transactions in the three and six months ended June 30, 2014.

Costs and Expenses − Three and Six Months Ended June 30, 2014 as Compared to the Three and Six Months Ended June 30, 2013
Costs and expenses of our real estate operations increased $209,000 (2%) for the three months ended June 30, 2014 and decreased $356,000 (-1.9%) for the six months ended June 30, 2014 as compared to the same periods in the prior year. We attribute these changes primarily to the following:

•
a $920,000 and $1.5 million increase in general and administrative expenses, including a $211,000 and $626,000 increase in wages and benefits in conjunction with the increased operating activities of RRE Opportunity REIT I and II as well as the additional staffing and related costs required to manage the increased properties under management;

•	a $335,000 and $747,000 decrease in expenses for our master lease; and

•
a $345,000 and $953,000 decrease in expenses for our broker-dealer. During the three and six months ended June 30, 2013, we incurred commission costs of $614,000 and $1.1 million, respectively, in conjunction with the RRE Opportunity REIT I offering.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners, a global joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity securities through CLO issuers, managed accounts and a credit opportunities fund;

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

•	Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO; and

•
Northport Capital, LLC, or Northport, a newly-formed wholly-owned subsidiary of Resource America, provides middle market loan management and monitoring services to RSO under a management agreement between us, RCM and RSO.

Back to Index

Back to Index

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
June 30, 2014
CVC Credit Partners	$9,361	$1,534	$10,895
Trapeza	3,269	—	3,269
Ischus	936	—	936
Other	60	268	328
	$13,626	$1,802	$15,428

Net assets under management	$5,518	$481	$5,999

June 30, 2013
CVC Credit Partners	$6,502	$2,501	$9,003
Trapeza	3,400	—	3,400
Ischus	1,082	—	1,082
Other company-sponsored partnerships	134	—	134
	$11,118	$2,501	$13,619

Net assets under management	$4,753	$420	$5,173

(1)	For information on how we calculate assets under management, see "Assets Under Management" above.
CVC Credit Partners
We and our joint venture partner have sponsored, structured and/or currently manage 24 CLO issuers and nine separately managed accounts for institutional and individual investors as well as for RSO, holding approximately $10.9 billion in U.S. and European bank loans and corporate bonds at June 30, 2014, of which $1.5 billion are managed on behalf of RSO.
For the CLOs managed, we earn average fees of 0.12% (senior) and 0.26% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During the three and six months ended June 30, 2014, we also received 75% of the incentive management fees generated by seven legacy Apidos CLOs.
For separately managed accounts, we earn approximately 0.73% on the average balance of assets managed.
Trapeza
We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.3 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at June 30, 2014.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partners of three affiliated limited partnerships, which are all in the process of liquidation. Two former limited partnerships and related general partners have been liquidated during 2014.
On average, we earn 0.12% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $936.0 million in real estate ABS, including RMBS, CMBS and credit default swaps at June 30, 2014.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers. One of these CDO issuers no longer pays management fees.

Back to Index

Back to Index

Other
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $59.0 million of investments in financial institutions at June 30, 2014. We derive revenues from these operations through annual management fees, based on an average of 1.85% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.
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
Through our Northport group, in connection with RSO's middle market lending business, we can earn loan origination fees of up to 2% which are paid by the borrower on certain RSO middle market loans.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Fund management fees	$1,259	$711	$2,074	$1,444
Fund management fees - incentive	3,798	705	4,857	1,114
RSO management fees - trading portfolio	—	(266)	—	(40)
RSO management fees	751	137	887	292
Structuring and placement fees	40	—	3,367	—
Loan origination fees	710	—	923	—
Introductory agent fees	145	162	693	493
Equity in earnings of unconsolidated CDO issuers	218	213	461	440
Equity in earnings of CVC Credit Partners	280	(477)	641	105
Gains, net, on trading securities	872	966	1,055	2,242
Other revenues	30	31	59	51
	8,103	2,182	15,017	6,141
Total limited and general partner interests	38	263	199	591
	$8,141	$2,445	$15,216	$6,732
Costs and expenses:
General and administrative expenses	$2,779	$1,694	$7,168	$4,222
Revenues − Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013
Revenues increased $5.7 million (233%) to $8.1 million for the three months ended June 30, 2014 from $2.4 million for three months ended June 30, 2013. We attribute the increase to the following:

•	a $548,000 increase in fund management fees, primarily due to the collection of a deferred subordinated collateral management fee from our Trapeza operations;

•
a $3.1 million increase in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs, one of which was substantially liquidated during the quarter;

•
a $266,000 increase in incentive management fees is reflective of the adjustment recorded in 2013 to reduce accrued fees on a portfolio we previously managed on behalf of RSO. The portfolio has been substantially liquidated in 2014 and there was no such adjustment in the current quarter;

•	a $614,000 increase in RSO management fees, reflecting the allocation of a portion of the RSO base management fees to Northport for middle market assets managed on behalf of RSO;

•	a $710,000 increase in loan origination fees, reflecting the new fees earned by Northport during 2014 in connection with middle market loans issued by RSO; and

•	a $757,000 increase in equity in earnings of CVC Credit Partners.

Back to Index

Back to Index

These increases were partially offset by the following decreases, which can vary significantly by quarter:

•	a $94,000 decrease in realized and unrealized gains and interest recorded on our trading portfolio; and

•	a $225,000 decrease in fair value adjustments recorded for our limited and general partner interests in unconsolidated company-sponsored partnerships.
Revenues − Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013
Revenues increased $8.5 million (126%) to $15.2 million for the six months ended June 30, 2014 from $6.7 million in the six months ended June 30, 2013. We attribute the increase primarily to the following:

•
a $630,000 increase in fund management fees, primarily due to the collection of a deferred subordinated collateral management fee from our Trapeza operations and increased capital bases in our unconsolidated company sponsored partnerships as a result of positive fair value adjustments.

•	a $3.7 million increase in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $595,000 increase in RSO management fees, reflecting the allocation of a portion of the RSO base management fees to Northport for middle market assets managed on behalf of RSO.

•	a $3.4 million increase in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting a European CLO for an unrelated third-party collateral manager;

•	a $923,000 increase in loan origination fees, reflecting the new fees earned by Northport during 2014 in connection with middle market loans issued by RSO;

•
a $200,000 increase in introductory agent fees as a result of fees earned in connection with 14 structured security transactions with an average fee of $49,500 as compared to 19 structured security transactions with an average fee of $26,000 for the prior year period; and

•
a $536,000 increase in equity in earnings of CVC Credit Partners, due primarily to the 2013 up-front transaction costs associated with the public offering of the European Opportunities Fund, which closed in June 2013.

These increases were partially offset by the following decreases, which can vary significantly by quarter:

•	a $1.2 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio; and

•	a $392,000 decrease in fair value adjustments recorded for our limited and general partner interests in unconsolidated company-sponsored partnerships.
Costs and Expenses − Three Months Ended June 30, 2014 as Compared to Three Months Ended June 30, 2013
    Costs and expenses of our financial fund management operations increased $1.1 million (64%) to $2.8 million for the three months ended June 30, 2014 from $1.7 million for the three months ended June 30, 2013. We attribute the cost and expense increase due to an increased number of employees ($624,000) to manage the expanding assets under management and due to an adjustment taken in 2013 which, in effect, reduced our prior year expenses as reflected in conjunction with the trading portfolio managed on behalf of RSO ($332,000).
Costs and Expenses − Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013
    Costs and expenses of our financial fund management operations increased $2.9 million (70%) to $7.2 million and for the three months ended June 30, 2014 from $4.2 million in the six months ended June 30, 2013, primarily as a result of the increased number of employees ($1.3 million) and an increase in incentive compensation in connection with structuring and placement fees earned ($1.7 million).
Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF Commercial Capital Inc., or LEAF, increased by $81.0 million to $635.0 million as compared to $554.0 million at June 30, 2013. This increase reflects a $130.0 million increase in the LEAF portfolio, offset in part by a $49.0 million decrease in the assets managed by our four investment partnerships, reflecting the natural runoff of those portfolios. As of June 30, 2014, LEAF managed approximately 59,000 leases and loans for itself and our investment entities, with an average original finance value of $22,000 and an average term of 54 months. As of June 30, 2013, LEAF managed approximately 55,000 leases and loans for itself and our investment entities, with an average original finance value of $24,000, and an average term of 57 months.

Back to Index

Back to Index

The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	June 30,
	2014	2013
LEAF	$590	$460
Commercial finance investment partnerships	45	94
	$635	$554

(1)	For information on how we calculate assets under management, see “Assets under Management” above.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Equity in losses of investment entities	$(40)	$(32)	$(137)	$(205)
Equity in losses of LEAF	(2)	(3)	(4)	(8)
	$(42)	$(35)	$(141)	$(213)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$102	$70	$187	$103
General and administrative expenses - other	21	(289)	39	(277)
	$123	$(219)	$226	$(174)
During 2012, our share of LEAF's losses reduced our investment to zero and, as a result, since then we have not reflected losses of LEAF in our consolidated financial statements. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $276,000 and $500,000 of fund management fees from these entities during the three and six months ended June 30, 2014 and $483,000 and $1.1 million during the three and six months ended June 30, 2013, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs were $2.7 million and $5.9 million for the three and six months ended June 30, 2014, respectively, an increase of $580,000 (27%) and $1.6 million (37%) as compared to $2.1 million and $4.3 million for the three and six months ended June 30, 2013, respectively. Wages and benefits increased relative to our increased assets managed by $424,000 and $839,000 for the three and six months ended June 30, 2014, respectively, including an additional $164,000 and $274,000, respectively, of expense related to stock-based compensation awards. For the six months ended June 30, 2014, professional fees increased by $621,000 primarily due to the additional audit and legal fees incurred relative to the change in our reporting year end as well as the consolidation of RSO.
Other-Than-Temporary Impairment Losses
There were no other-than-temporary impairment losses recorded during the three and six months ended June 30, 2014. During the six months ended June 30, 2013, we recorded $214,000 of impairment losses on certain of our investments in CLOs, primarily those with investment in bank loans.

Back to Index

Back to Index

Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Commercial finance:
Receivables from managed entities	$1,587	$1,482	$2,799	$4,345
Leases and loans and future payment card receivables	(5)	(4)	(6)	(7)
Real estate:
Receivables from managed entities	1	(4)	2	(2,537)
Rent receivables	(8)	(26)	(12)	(15)
Financial fund management:
Receivables from managed entities	—	199	—	—
	$1,575	$1,647	$2,783	$1,786
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $1.6 million and $2.8 million for the three and six months ended June 30, 2014, respectively, and $1.5 million and $4.3 million for the three and six months ended June 30, 2013, respectively.
During the six months ended June 30, 2013, as a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision that was previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed another $1.5 million of previously recorded provisions.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Real estate property investments	$133	$240	$262	$420
Other operating segments - primarily depreciation on fixed assets	332	249	654	485
Total depreciation expense	$465	$489	$916	$905
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three and six months ended June 30, 2014 and 2013, corporate interest is comprised primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. Real estate segment interest primarily relates to the mortgage on our hotel property in Savannah, Georgia. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Corporate	$297	$294	$584	$590
Real estate	191	207	387	404
Commercial finance	9	—	9	1
	$497	$501	$980	$995

Back to Index

Back to Index

Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Noncontrolling interests in consolidated VIE - RSO (1)	$(17,405)	$(8,372)	$(34,556)	$(20,686)
Other:
Real estate - hotel property (2)	$(92)	$(26)	$(62)	$17
Real estate - Australian joint venture (3)	8	—	18	—
	$(84)	$(26)	$(44)	$17

(1)
Our rights and benefits with respect to RSO are limited to the management compensation, expense reimbursements and dividends we receive and our risks associated with being an investor in RSO which is limited to our ownership position. The remaining portion of RSO's net income (loss) is attributed to noncontrolling interests attributable to RSO.

(2)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(3)	Our Australian joint venture partner holds a 25% interest in those operations.
Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations between us and RSO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
RAI	$2,181	$(1,511)	$3,250	$(1,657)
RSO	(446)	1,737	(430)	3,499
Total	$1,735	$226	$2,820	$1,842
The following paragraphs discuss our income taxes, exclusive of the income tax provision for our consolidated VIE - RSO.
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 46% and 43% for the three and six months ended June 30, 2014, respectively, as compared to a 4,084% and 279% benefit for the three and six months ended June 30, 2013. The change in the income tax rate primarily relates to additional tax benefits recorded for the three and six months ended June 30, 2013 which are not applicable for the three and six months ended June 30, 2014. Our effective income tax rate without discrete tax items would have been 39% and 35% for the three and six months ended June 30, 2014.

We project our effective tax rate to be between 38% and 42% for 2014. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.  We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations.  In addition, we are currently undergoing a New York State examination for the fiscal years ended September 2007 through 2009.  We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state and local income tax examinations for years before 2007.

                The New York State 2014-2015 Budget Act (“N.Y. Budget Act”) was signed into law on March 31, 2014. The N.Y. Budget Act substantially modified and reformed various aspects of New York State tax law.   We anticipate that the legislation will reduce the amount of taxable income apportioned to New York State, thereby reducing our state effective income tax rate beginning in 2015.

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
The following summarizes the operating activities of RSO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total interest income	$30,592	$30,715	$57,677	$64,035
Interest expense	10,610	11,134	20,247	22,299
Net interest income	19,982	19,581	37,430	41,736
Other revenues	14,626	2,066	29,109	10,489
Total revenues	34,608	21,647	66,539	52,225
Operating expenses	19,415	13,105	32,555	31,055
Net operating income	15,193	8,542	33,984	21,170
Other revenues	2,509	—	1,178	—
Net income	$17,702	$8,542	$35,162	$21,170
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of June 30, 2014.
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
At June 30, 2014, our liquidity consisted of four primary sources:

•	cash on hand of $11.9 million;

•	$14.4 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at June 30, 2014 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
Refinancing and Repayment of Our Debt. In November 2013, we amended our credit facility with Republic First Bank to extend the maturity date to December 28, 2016. In April 2014, we amended our credit facility with TD Bank to extend the maturity date to December 31, 2017. In addition, the maximum borrowing capacity was increased from $7.5 million to $11.5 million.
As of June 30, 2014, our total borrowings outstanding of $20.6 million included $10.0 million of Senior Notes, $10.2 million of mortgage debt (secured by the underlying property) and $370,000 of other debt.

Back to Index

Back to Index

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
Dividends
We used our cash reserves to fund dividend payments during the quarter ended June 30, 2013 as cash flows from operations were insufficient.
For the six months ended June 30, 2014 and 2013, we paid cash dividends of $2.0 million and $1.2 million, respectively. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE - RSO, as we do not have any obligation on or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at June 30, 2014 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$10,189	$206	$449	$513	$9,021

Recourse to us:
Other debt (1)	10,000	10,000	—	—	—
Capital lease obligations (1)	369	236	133	—	—
	10,369	10,236	133	—	—

Operating lease obligations	14,438	2,120	4,217	3,896	4,205
Other long-term liabilities	6,860	831	1,576	1,459	2,994
Total contractual obligations	$41,856	$13,393	$6,375	$5,868	$16,220

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2014 - less than 1 year: $1.3 million; 1-3 years:  $1.3 million; 3-5 years:  $1.2 million; and after 5 years: $1.4 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	800	800	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$1,603	$1,603	$—	$—	$—

Back to Index

Back to Index

Limited Loan Guarantee. We and Lease Equity Appreciation Fund I, L.P. (“LEAF I”), one of our sponsored commercial finance investment partnerships, had provided a limited guarantee to a lender to the LEAF partnership in exchange for a waiver of any existing defaulted loan covenants and certain future financial covenants. On March 20, 2014, pursuant to the guarantee, we paid $954,000 to the lender on behalf of LEAF I to pay off the remaining loan balance and became subrogated to the lender's position on the loan.
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $221,000 as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014 and December 31, 2013, Resource Securities net capital was $1.2 million and $2.7 million, respectively, which exceeded the minimum requirements by $1.1 million and $2.5 million, respectively.
Legal proceedings. We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.
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
As of June 30, 2014, except for the executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.
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
The financial statements for the three and six months ended June 30, 2014 and 2013 reflect the consolidation of RSO. See Note 19 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.
In March 2014, we made a payment under a guarantee on behalf of LEAF I, which is a VIE that we do not consolidate. As a result of the payment, we re-evaluated LEAF I for consolidation and determined to exclude it on the basis of immateriality to our consolidated financial statements.
Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities (which we refer to as our Trapeza entities) and asset-backed securities (which we refer to as our Ischus entities), and RREGPS were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2014.

Back to Index

Back to Index

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our restated consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. We make estimates of our allowance for credit losses, the valuation allowance against our deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The financial fund management segment makes assumptions in determining the fair value of our investments in securities. We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the Senior Notes and related warrants. On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Debt
At June 30, 2014, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2014 for a short-term period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of June 30, 2014 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of June 30, 2014, our trading security portfolio was comprised of $4.5 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of June 30, 2014, the hypothetical loss would have been approximately $452,000.
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
Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the quarter ended June 30, 2014 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2014	—	$—	—	1,000,000
May 2014	175,000	$8.80	175,000	825,000
June 2014	58,891	$9.22	233,891	766,109
	233,891	$8.91

(1)	The average price per share as reflected above includes broker fees and commissions.
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

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Form of Warrant. (2)
4.2	Form of 9% Senior Note due 2015. (10)
10.1(a)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (5)
10.1(b)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (7)
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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated February 10, 2014. (15)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)

Back to Index

Back to Index

10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7	Employment Agreement between Alan Feldman and Resource America, Inc., dated January 29, 2009. (15)
10.8(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.8(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.8(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.8(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8(e)	Fourth Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.9	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.10	Resource America, Inc. Investment Savings Plan. (17)
10.11	Resource America, Inc. 2012 Non-Employee Director Deferred Stock Plan. (18)
10.12(a)	Resource America, Inc. Amended and Restated Omnibus Equity Compensation Plan. (19)
10.12(b)	Form of Grant of Incentive Stock Option. (20)
10.12(c)	Form of Grant of Non-Qualified Incentive Stock Option. (20)
10.12(d)	Form of Stock Award Agreement. (21)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk factors of Resource Capital Corp. (15)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 16, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 12, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 18, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 8, 2012 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

Back to Index

Back to Index

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 13, 2013 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 17, 2014 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on April 28, 2014 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Registration Statement on Form S-8 filed on April 13, 2009 and by this reference incorporated herein.

(18)	Filed previously as an exhibit to our Proxy Statement filed on January 30, 2012 and by this reference incorporated herein.

(19)	Filed previously as an exhibit to our Proxy Statement filed on April 16, 2014 and by this reference incorporated herein.

(20)	Filed previously as an exhibit to our Annual report on Form 10-K/A filed on March 27, 2006 and by this reference incorporated herein.

(21)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

August 11, 2014	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

August 11, 2014	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index