Form 10-Q
period 2014-09-30
RESOURCE AMERICA, INC.
filed 2014-11-10
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on November 3, 2014 was 22,857,585 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash	$26,428	$19,853
Restricted cash	704	571
Receivables	1,051	541
Loans and receivables from managed entities and related parties, net	32,637	30,923
Investments in real estate, net	17,091	17,696
Investment securities, at fair value	9,845	7,839
Investments in unconsolidated loan manager (see Note 8)	39,048	37,821
Investments in unconsolidated entities (see Note 8)	13,272	14,342
Assets of consolidated variable interest entity ("VIE")-RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	246,873	325,579
Investments, at fair value	290,205	226,764
Loans	1,839,895	1,397,458
Investments in real estate and unconsolidated entities	90,121	124,193
Other assets	121,919	76,467
Total assets of consolidated VIE-RSO	2,589,013	2,150,461

Property and equipment, net	5,177	5,844
Deferred tax assets, net	22,808	27,769
Other assets	6,028	4,791
Total assets	$2,763,102	$2,318,451

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$19,027	$22,134
Payables to managed entities and related parties	3,695	3,110
Borrowings	20,451	20,619
Liabilities of consolidated VIE-RSO (see Note 19):
Borrowings	1,591,241	1,320,015
Other liabilities	54,842	55,247
Total liabilities of consolidated VIE-RSO	1,646,083	1,375,262
Total liabilities	1,689,256	1,421,125

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 34,463,787 and 30,378,339 shares issued (including nonvested restricted stock of 883,830 and 400,194), respectively	334	299
Additional paid-in capital	307,412	288,555
Accumulated deficit	(24,040)	(26,025)
Treasury stock, at cost; 11,517,053 and 10,434,436 shares, respectively	(117,881)	(107,874)
Accumulated other comprehensive loss	(1,066)	(1,231)
Total stockholders’ equity	164,759	153,724
Noncontrolling interests	254	238
Noncontrolling interests attributable to consolidated VIE-RSO	908,833	743,364
Total equity	1,073,846	897,326
	$2,763,102	$2,318,451

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Real estate (includes revenues of $2,643, $4,701, $7,590 and $9,794 related to RSO)	$14,289	$15,950	$41,012	$39,443
Financial fund management (includes revenues of $2,310 $450, $1,350 and $720 related to RSO)	5,557	8,502	20,773	15,234
Commercial finance (includes no revenues related to RSO)	(17)	(30)	(158)	(243)
	19,829	24,422	61,627	54,434
Revenues from consolidated VIE-RSO (see Note 19)	34,716	23,786	100,604	76,011
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(4,136)	(5,183)	(10,056)	(10,608)
Total revenues	50,409	43,025	152,175	119,837
COSTS AND EXPENSES:
Real estate	9,384	11,178	27,364	29,514
Financial fund management	2,812	3,547	9,980	7,769
Commercial finance	125	75	351	(99)
General and administrative	2,426	2,505	8,309	6,807
Provision for credit losses	559	1,808	3,342	3,793
Depreciation and amortization	453	413	1,369	1,318
	15,759	19,526	50,715	49,102
Expenses from consolidated VIE-RSO (see Note 19)	18,686	15,554	51,020	43,110
Elimination of consolidated VIE-RSO expenses attributed to operating segments	(3,502)	(4,861)	(9,374)	(10,178)
Total expenses	30,943	30,219	92,361	82,034
OPERATING INCOME	19,466	12,806	59,814	37,803

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	69	—	439	—
Other-than-temporary impairment on investments	—	—	—	(214)
Interest expense	(467)	(530)	(1,447)	(1,525)
Other income, net	80	128	263	400
	(318)	(402)	(745)	(1,339)
Other income, net, from consolidated VIE-RSO (see Note 19)	(1,936)	16,607	(758)	16,607
Elimination of consolidated VIE-RSO other income attributed to operating segments	11	162	29	224
	(2,243)	16,367	(1,474)	15,492
Income from continuing operations before taxes	17,223	29,173	58,340	53,295
Income tax provision (benefit)	1,741	1,261	4,991	(396)
Income tax (benefit) provision-RSO	(237)	722	(667)	4,221
Income from continuing operations	15,719	27,190	54,016	49,470
Loss from discontinued operations, net of tax	—	—	—	(2)
Net income	15,719	27,190	54,016	49,468
Net loss (income) attributable to noncontrolling interests	11	(40)	(33)	(23)
Net income attributable to noncontrolling interests of consolidated VIE-RSO	(14,214)	(23,708)	(48,759)	(44,394)
Net income attributable to common shareholders	$1,516	$3,442	$5,224	$5,051
Amounts attributable to common shareholders:
Income from continuing operations	$1,516	$3,442	$5,224	$5,053
Discontinued operations	—	—	—	(2)
Net income	$1,516	$3,442	$5,224	$5,051

Basic earnings per share:
Continuing operations	$0.07	$0.17	$0.25	$0.25
Discontinued operations	—	—	—	—
Net income	$0.07	$0.17	$0.25	$0.25
Weighted average shares outstanding	21,109	20,342	20,586	20,255

Diluted earnings per share:
Continuing operations	$0.07	$0.16	$0.24	$0.23
Discontinued operations	—	—	—	—
Net income	$0.07	$0.16	$0.24	$0.23
Weighted average shares outstanding	22,301	21,872	22,124	21,931

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$15,719	$27,190	$54,016	$49,468

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $61, ($57), $162 and ($263)	202	(97)	359	(433)
Less: reclassification for (gains) losses realized, net of tax of $(26), $0, $(165) and $83	(43)	—	(274)	131
	159	(97)	85	(302)
Minimum pension liability - reclassification for losses realized, net of tax of $33, $42, $128 and $106	37	52	81	179

Unrealized gains on hedging contracts, net of tax of $0, $1, $0 and $7	—	3	3	10

Foreign currency translation losses, net of tax of $0, $0, $0 and $0	(4)	—	(4)	—
Subtotal - activity related to RAI	192	(42)	165	(113)

Activity related to consolidated VIE-RSO:
Reclassification adjustments for gains (losses) on available-for-sale securities realized in net income	3,974	396	8,161	(4,728)
Unrealized gains on available-for-sale securities, net	8,956	1,723	7,466	11,644
Reclassification adjustments associated with realized losses from interest rate hedges included in net income	71	129	212	322
Unrealized gains on derivatives, net	1,160	498	2,351	2,480
Foreign currency translation gain	23	(23)	(157)	(23)
Subtotal - activity related to consolidated VIE-RSO	14,184	2,723	18,033	9,695
Subtotal - other comprehensive income	14,376	2,681	18,198	9,582
Comprehensive income	30,095	29,871	72,214	59,050
Less: Comprehensive income attributable to noncontrolling interests	(28,478)	(26,471)	(66,927)	(54,112)
Comprehensive income attributable to common shareholders	$1,617	$3,400	$5,287	$4,938

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests - RSO	Total Equity
Balance, December 31, 2013	19,943,903	$299	$288,555	$(26,025)	$(107,874)	$(1,231)	$153,724	$238	$743,364	$897,326
Net income	—	—	—	5,224	—	—	5,224	33	48,759	54,016
Treasury shares issued	35,633	—	(42)	—	368	—	326	—	—	326
Exercise of warrants	3,444,607	33	17,535	—	(1,754)	—	15,814	—	—	15,814
Stock-based compensation	640,841	2	1,364	—	—	—	1,366	—	—	1,366
Repurchase of common stock	(1,118,250)	—	—	—	(8,621)	—	(8,621)	—	—	(8,621)
Dividends on common stock	—	—	—	(3,239)	—	—	(3,239)	—	—	(3,239)
Change in noncontrolling interests in consolidated VIE-RSO	—	—	—	—	—	—	—	—	98,677	98,677
Other	—	—	—	—	—	—	—	(17)		(17)
Other comprehensive income	—	—	—	—	—	165	165	—	18,033	18,198
Balance, September 30, 2014	22,946,734	$334	$307,412	$(24,040)	$(117,881)	$(1,066)	$164,759	$254	$908,833	$1,073,846

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,016	$49,468
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,469	1,462
Provision for credit losses	3,342	3,793
Unrealized (losses) gains on trading securities	111	(774)
Equity in earnings of unconsolidated entities	(2,298)	(2,528)
Distributions from unconsolidated entities	5,134	3,099
Gain on sale of leases and loans	(22)	—
Other-than-temporary impairment on investments	—	214
Gain on sale of investment securities, net	(1,845)	(4,551)
Losses (gains) on sales of assets	439	(1,632)
Deferred income tax provision (benefit)	4,838	(254)
Equity-based compensation issued	1,322	942
Trading securities purchases and sales, net	973	6,445
Loss from discontinued operations	—	2
Changes in operating assets and liabilities	(13,055)	1,465
Adjustments to reconcile net income and operating cash flows to net income (loss) of consolidated VIE-RSO	42,360	(38,415)
Net cash provided by operating activities	96,784	18,736
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(291)	(1,035)
Payments received on real estate loans and real estate	25	2,049
Investments in real estate and unconsolidated real estate entities	(1,561)	(2,058)
Principal payments on leases and loans	22	8
Purchase of loans and securities by consolidated VIE-RSO	(812,912)	(675,650)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	552,913	842,252
Purchase of loans and investments	(7,320)	(2,024)
Proceeds from sale of loans and investments	721	—
Increase in restricted cash of consolidated VIE-RSO	18,328	30,079
Other investing activity of consolidated VIE-RSO	(11,024)	13,346
Net cash (used in) provided by investing activities	(261,099)	206,967

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,520	2,000
Principal payments on borrowings	(2,813)	(2,354)
Net borrowings (repayments) of debt by consolidated VIE-RSO	67,954	(320,834)
Dividends paid	(2,952)	(1,194)
Dividends paid on common stock by consolidated VIE-RSO	(75,920)	(66,341)
Proceeds from issuance of common stock	17,570	1,253
Net proceeds from issuance of common stock by consolidated VIE-RSO	177,568	184,279
Repurchases of common stock	(8,358)	(1,601)
Increase in restricted cash	(133)	—
Other	—	81
Other financing activity of consolidated VIE-RSO	(4,546)	(13,081)
Net cash provided by (used in) financing activities	170,890	(217,792)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(371)
Net cash used in discontinued operations	—	(371)

Increase in cash	6,575	7,540
Cash, beginning of year	19,853	11,899
Cash, end of period	$26,428	$19,439

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results of operations for the full year ending December 31, 2014.
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
Use of Estimates
Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The real estate and financial fund management segments make assumptions in determining the fair value of investments in investment securities. Actual results could differ from these estimates.
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
SEPTEMBER 30, 2014
(unaudited)

Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  If upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimates of future bad debts and recoveries.  For receivables from the real estate investment entities, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Investment Securities
The Company’s investment securities available-for-sale, including investments in the collateralized loan obligation ("CLO") issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The investments in the common stock of The Bancorp, Inc. (NASDAQ: TBBK) and in Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored and managed Australian investment fund which is structured as a unit trust, is valued at net asset value. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.
Reclassifications
Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 presentation.
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company’s adoption of the following standard during the nine months ended September 30, 2014 did not have a material impact on its consolidated financial position, results of operations or cash flows:
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial statements.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of September 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$26,428	$—	$—	$26,428
Restricted cash	704	—	—	704
Receivables	1,175	—	(124)	1,051
Receivables from managed entities and related parties, net	35,178	—	(2,541)	32,637
Investments in real estate, net	17,091	—	—	17,091
Investment securities, at fair value	23,782	—	(13,937)	9,845
Investments in unconsolidated loan manager	39,048	—	—	39,048
Investments in unconsolidated entities	19,385	—	(6,113)	13,272
Assets of consolidated VIE-RSO:
Cash and cash equivalents (including restricted cash)	—	246,873	—	246,873
Investments, at fair value	—	290,205	—	290,205
Loans	—	1,840,453	(558)	1,839,895
Investments in real estate and unconsolidated entities	—	90,121	—	90,121
Other assets-RSO	—	124,729	(2,810)	121,919
Total assets of consolidated VIE-RSO	—	2,592,381	(3,368)	2,589,013
Property and equipment, net	5,177	—	—	5,177
Deferred tax assets, net	32,486	—	(9,678)	22,808
Other assets	6,028	—	—	6,028
Total assets	$206,482	$2,592,381	$(35,761)	$2,763,102

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,827	$—	$(2,800)	$19,027
Payables to managed entities and related parties	3,705	—	(10)	3,695
Borrowings	21,009	—	(558)	20,451
Liabilities of consolidated VIE-RSO:
Borrowings	—	1,590,958	283	1,591,241
Other liabilities	—	57,507	(2,665)	54,842
Total liabilities of consolidated VIE-RSO	—	1,648,465	(2,382)	1,646,083
Total liabilities	46,541	1,648,465	(5,750)	1,689,256
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	334	—	—	334
Additional paid-in capital	307,412	—	—	307,412
Accumulated deficit	(18,232)	—	(5,808)	(24,040)
Treasury stock, at cost	(117,881)	—	—	(117,881)
Accumulated other comprehensive loss	(11,946)	—	10,880	(1,066)
Total stockholders’ equity	159,687	—	5,072	164,759
Noncontrolling interests	254	—	—	254
Noncontrolling interests attributable to consolidated VIE-RSO	—	943,916	(35,083)	908,833
Total equity	159,941	943,916	(30,011)	1,073,846
	$206,482	$2,592,381	$(35,761)	$2,763,102

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table presents the consolidating statement of operations for the three months ended September 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$14,289	$—	$—	$14,289
Financial fund management	5,557	—	—	5,557
Commercial finance	(17)	—	—	(17)
	19,829	—	—	19,829
Revenues from consolidated VIE-RSO	—	34,716	—	34,716
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(4,136)	(4,136)
Total revenues	19,829	34,716	(4,136)	50,409
COSTS AND EXPENSES:
Real estate	9,384	—	—	9,384
Financial fund management	2,812	—	—	2,812
Commercial finance	125	—	—	125
General and administrative	2,426	—	—	2,426
Provision for credit losses	559	—	—	559
Depreciation and amortization	453	—	—	453
	15,759	—	—	15,759
Expenses of consolidated VIE-RSO	—	18,449	237	18,686
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(3,502)	(3,502)
Total expenses	15,759	18,449	(3,265)	30,943
OPERATING INCOME	4,070	16,267	(871)	19,466

OTHER INCOME (EXPENSE):
Gain on sales of investment securities, net	69	—	—	69
Interest expense	(467)	—	—	(467)
Other income, net	652	—	(572)	80
Other income, net, from consolidated VIE-RSO	—	(1,936)	—	(1,936)
Elimination of consolidated VIE-RSO other expense, net	—	—	11	11
	254	(1,936)	(561)	(2,243)
Income from continuing operations before taxes	4,324	14,331	(1,432)	17,223
Income tax provision	1,741	—	(237)	1,504
Net income	2,583	14,331	(1,195)	15,719
Net loss attributable to noncontrolling interests	11	—	—	11
Net income attributable to noncontrolling interests-RSO	—	(7,003)	(7,211)	(14,214)
Net income attributable to common shareholders	$2,594	$7,328	$(8,406)	$1,516

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

.    The following table presents the consolidating statement of operations for the three months ended September 30, 2013 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$15,950	$—	$—	$15,950
Financial fund management	8,502	—	—	8,502
Commercial finance	(30)	—	—	(30)
	24,422	—	—	24,422
Revenues from consolidated VIE-RSO	—	23,786	—	23,786
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(5,183)	(5,183)
Total revenues	24,422	23,786	(5,183)	43,025
COSTS AND EXPENSES:
Real estate	11,178	—	—	11,178
Financial fund management	3,547	—	—	3,547
Commercial finance	75	—	—	75
General and administrative	2,505	—	—	2,505
Provision for credit losses	1,808	—	—	1,808
Depreciation and amortization	413	—	—	413
	19,526	—	—	19,526
Expenses of consolidated VIE-RSO	—	16,276	(722)	15,554
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(4,861)	(4,861)
Total expenses	19,526	16,276	(5,583)	30,219
OPERATING INCOME	4,896	7,510	400	12,806

OTHER INCOME (EXPENSE):
Interest expense	(530)	—	—	(530)
Other income, net	684	—	(556)	128
Other income, net, from consolidated VIE-RSO	—	16,607	—	16,607
Elimination of consolidated VIE-RSO other expense, net	—	—	162	162
	154	16,607	(394)	16,367
Income from continuing operations before taxes	5,050	24,117	6	29,173
Income tax provision	1,261	—	722	1,983
Net income	3,789	24,117	(716)	27,190
Net income attributable to noncontrolling interests	(40)	—	—	(40)
Net income attributable to noncontrolling interests-RSO	—	(1,996)	(21,712)	(23,708)
Net income attributable to common shareholders	$3,749	$22,121	$(22,428)	$3,442

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table presents the consolidating statement of operations for the nine months ended September 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$41,012	$—	$—	$41,012
Financial fund management	20,773	—	—	20,773
Commercial finance	(158)	—	—	(158)
	61,627	—	—	61,627
Revenues from consolidated VIE-RSO	—	100,604	—	100,604
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(10,056)	(10,056)
Total revenues	61,627	100,604	(10,056)	152,175
COSTS AND EXPENSES:
Real estate	27,364	—	—	27,364
Financial fund management	9,980	—	—	9,980
Commercial finance	351	—	—	351
General and administrative	8,309	—	—	8,309
Provision for credit losses	3,342	—	—	3,342
Depreciation and amortization	1,369	—	—	1,369
	50,715	—	—	50,715
Expenses of consolidated VIE-RSO	—	50,353	667	51,020
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(9,374)	(9,374)
Total expenses	50,715	50,353	(8,707)	92,361
OPERATING INCOME	10,912	50,251	(1,349)	59,814

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	439	—	—	439
Interest expense	(1,447)	—	—	(1,447)
Other income, net	1,979	—	(1,716)	263
Other income, net, from consolidated VIE-RSO	—	(758)	—	(758)
Elimination of consolidated VIE-RSO other income, net	—	—	29	29
	971	(758)	(1,687)	(1,474)
Income from continuing operations before taxes	11,883	49,493	(3,036)	58,340
Income tax provision	4,991	—	(667)	4,324
Net income	6,892	49,493	(2,369)	54,016
Net income attributable to noncontrolling interests	(33)	—	—	(33)
Net income attributable to noncontrolling interests-RSO	—	(12,372)	(36,387)	(48,759)
Net income attributable to common shareholders	$6,859	$37,121	$(38,756)	$5,224

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table presents the consolidating statement of cash flows for the nine months ended September 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,892	$49,493	$(2,369)	$54,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,469	—	—	1,469
Provision for credit losses	3,342	—	—	3,342
Unrealized losses on trading securities	133	—	(22)	111
Equity in earnings of unconsolidated entities	(2,789)	—	491	(2,298)
Distributions from unconsolidated entities	5,134	—	—	5,134
Gain on sale of investment securities, net	(1,940)	—	95	(1,845)
Gain on sale of leases and loans	(22)	—	—	(22)
Loss on sale of assets	439	—	—	439
Deferred income tax provision	4,838	—	—	4,838
Equity-based compensation issued	1,322	—	—	1,322
Trading securities purchases and sales, net	973	—	—	973
Changes in operating assets and liabilities	(10,255)	—	(2,800)	(13,055)
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE-RSO	—	39,646	2,714	42,360
Net cash provided by operating activities	9,536	89,139	(1,891)	96,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(291)	—	—	(291)
Payments received on real estate loans and real estate	25	—	—	25
Principal payments on leases and loans	22	—	—	22
Investments in real estate and unconsolidated real estate entities	(1,561)	—	—	(1,561)
Purchase of loans and securities by consolidated VIE-RSO	—	(812,912)	—	(812,912)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	—	552,913	—	552,913
Purchase of loans and investments	(7,320)	—	—	(7,320)
Proceeds from sale of loans and investments	721	—	—	721
Decrease in restricted cash of consolidated VIE-RSO	—	18,328	—	18,328
Other investing activity of consolidated VIE-RSO	—	(10,633)	(391)	(11,024)
Net cash used in investing activities	(8,404)	(252,304)	(391)	(261,099)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,520	—	—	2,520
Principal payments on borrowings	(3,204)	—	391	(2,813)
Net borrowings by consolidated VIE-RSO	—	67,954	—	67,954
Dividends paid	(2,952)	—	—	(2,952)
Dividends paid on common stock by consolidated VIE-RSO	—	(77,636)	1,716	(75,920)
Proceeds from issuance of common stock	17,570	—	—	17,570
Net proceeds from issuance of common stock by consolidated VIE-RSO	—	177,568	—	177,568
Repurchases of common stock	(8,358)	—	—	(8,358)
Increase in restricted cash	(133)	—	—	(133)
Other financing activity of consolidated VIE - RSO	—	(4,721)	175	(4,546)
Net cash provided by financing activities	5,443	163,165	2,282	170,890

Decrease in cash	6,575	—	—	6,575
Cash, beginning of year	19,853	—	—	19,853
Cash, end of period	$26,428	$—	$—	$26,428

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows (in thousands, per share data):

	Nine Months Ended
	September 30,
	2014	2013
Cash (paid) received:
Interest	$(1,249)	$(1,270)
Income tax payments	(952)	(933)
Refund of income taxes	167	100

Dividends declared per common share	$0.16	$0.10

Non-cash activities:
Repurchase common stock from employees in exchange for the payment of income taxes	$263	$68
Repurchase common stock in exchange for the exercise of warrants	1,754	—
Issuance of treasury stock for the Company's investment savings 401(k) plan	368	273
Leasehold improvements paid by the landlord	—	1,496
NOTE 5 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of September 30, 2014 (in thousands):

	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Current	Total
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities	$—	$—	$34,907	$34,907	$16	$34,923
Real estate investment entities	707	1,199	18,730	20,636	6,710	27,346
Financial fund management entities	—	1	40	41	456	497
Other	—	—	—	—	2,391	2,391
	707	1,200	53,677	55,584	9,573	65,157
Rent receivables - real estate	7	—	1	8	73	81
Total financing receivables	$714	$1,200	$53,678	$55,592	$9,646	$65,238

(1)
Receivables are presented gross of an allowance for credit losses of $32.5 million related to the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Loans and receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended September 30, 2014:
Balance, beginning of period	$39,028	$—	$2	$39,030
Provision for credit losses	520	30	9	559
Charge-offs	(7,092)	(30)	(6)	(7,128)
Recoveries	64	2	—	66
Balance, end of period	$32,520	$2	$5	$32,527

Nine Months Ended September 30, 2014:
Balance, beginning of period	$36,229	$—	$14	$36,243
Provision for (reversal of) credit losses	3,321	25	(4)	3,342
Charge-offs	(7,094)	(30)	(5)	(7,129)
Recoveries	64	7	—	71
Balance, end of period	$32,520	$2	$5	$32,527

Ending balance, individually evaluated for impairment	$32,520	$2	$—	$32,522
Ending balance, collectively evaluated for impairment	—	—	5	5
Balance, end of period	$32,520	$2	$5	$32,527

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
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
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of September 30, 2014 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Loans and receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$65,157	$—	$65,157
Ending balance, collectively evaluated for impairment	—	81	81
Balance, end of period	$65,157	$81	$65,238
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of September 30, 2014
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$985	$33,495	$32,511	$38,443
Rent receivables – real estate	—	5	5	—

As of December 31, 2013
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$2,690	$38,919	$36,229	$38,649
Rent receivables – real estate	—	14	14	32
The Company had no impaired financing receivables without a specific allowance as of September 30, 2014 and December 31, 2013.
NOTE 6 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Properties owned, net of accumulated depreciation of $9,054 and $8,666:
Hotel property (Savannah, Georgia)	$10,226	$10,504
Office building (Philadelphia, Pennsylvania)	774	781
	11,000	11,285
Partnerships and other investments	6,091	6,411
Total investments in real estate, net	$17,091	$17,696
For three and nine months ended September 30, 2014, the Company recorded rental income of $1.3 million and $3.8 million, respectively. The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):

2015	$1,017
2016	711
2017	633
2018	615
2019	344
Thereafter	512
Total	$3,832
NOTE 7 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	September 30, 2014	December 31, 2013
Available-for-sale securities	$8,829	$7,522
Trading securities	1,016	317
Total investment securities, at fair value	$9,845	$7,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
CLO securities	$6,514	$1,395	$(27)	$7,882
Equity securities	888	59	—	947
Total	$7,402	$1,454	$(27)	$8,829

December 31, 2013
CLO securities	$5,971	$1,315	$(196)	$7,090
Equity securities	208	232	(8)	432
Total	$6,179	$1,547	$(204)	$7,522
CLO securities.  The CLO securities represent the Company’s retained equity interest in CLO issuers that CVC Credit Partners, LLC ("CVC Credit Partners") manages at September 30, 2014 and December 31, 2013, respectively (see Note 8).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds 10,000 shares of DIF with a cost basis of $100,000. During the nine months ended September 30, 2014, the Company purchased 749,976 units of RREGPS for $677,400.
Trading securities. The Company had net gains on trading securities of $855,000 and $1.9 million during the three and nine months ended September 30, 2014, respectively, including unrealized losses of $231,000 and $111,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations. The Company had net gains on trading securities of $2.8 million and $4.6 million during the three and nine months ended September 30, 2013, respectively, including unrealized gains of $289,000 and $774,000, respectively.
Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2014
CLO securities	$700	$(3)	1	$439	$(24)	1
Equity securities	—	—	—	—	—	—
Total	$700	$(3)	1	$439	$(24)	1
December 31, 2013
CLO securities	$2,312	$(196)	3	$—	$—	—
Equity securities	92	(8)	1	—	—	—
Total	$2,404	$(204)	4	$—	$—	—
Other-than-temporary impairment losses.  During the three and nine months ended September 30, 2014, there were no impairment losses. In the three and nine months ended September 30, 2013, the Company recorded charges of $0 and $214,000, respectively, for the other-than-temporary impairment of certain of its investments in bank loan CLOs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	September 30,	December 31,
		2014	2013
Real estate investment entities	1% – 12%	$8,513	$8,271
Financial fund management partnerships	0.4% − 50%	4,098	5,294
Trapeza entities	33% − 50%	661	777
Investments in unconsolidated entities		$13,272	$14,342
Included in real estate investment entities is the Company's $2.5 million investment in RRE Opportunity REIT I ("Opportunity REIT I"), which completed its initial public offering in December 2013 as well as a $1.3 million investment in RRE Opportunity REIT II ("Opportunity REIT II"), which is in its offering stage. The Company accounts for its investments in Opportunity REIT I and II on the cost method.
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
Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Management fee revenues	$19,103	$10,413	$45,890	$34,502
Costs and expenses	(17,326)	(8,618)	(42,172)	(32,388)
Net income	$1,777	$1,795	$3,718	$2,114
Portion of net income attributable to the Company	$586	$593	$1,227	$698
In conjunction with the CVC Credit Partners joint venture, the Company retained a preferred interest in Apidos Capital Management, LLC ("Apidos") (which became a subsidiary of CVC Credit Partners) relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at September 30, 2014, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. The Company continually evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable and other accrued liabilities	$6,117	$7,439
Supplemental executive retirement plan ("SERP") liability (see Note 14)	4,459	4,998
Accrued wages and benefits	2,797	4,304
Deferred rent	2,546	2,675
Apidos contractual obligation, at fair value (see Note 16)	760	995
Dividends payable	1,318	977
Short term insurance notes	1,030	746
Total accrued expenses and other liabilities	$19,027	$22,134
NOTE 10 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30, 2014		December 31, 2013
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	3,000	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		10,140	10,287
Other debt		311	332
Total borrowings outstanding		$20,451	$20,619

(1)	The amount of the facility as shown has been reduced for outstanding letters of credit of $503,000 at September 30, 2014.
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
There were no borrowings outstanding as of September 30, 2014 and the availability on the TD facility was $11.0 million, as reduced for letters of credit. For the three and nine months ended September 30, 2014 and three months ended September 30, 2013, there were no borrowings outstanding on the line of credit. For the nine months ended September 30, 2013, weighted average borrowings were $198,000 at a weighted average borrowing rate of 2.4%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 6).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused fee to 0.50%. There were no borrowings under this facility as of September 30, 2014 and the availability was $3.0 million. There were no borrowings under this facility during the three and nine months ended September 30, 2013.
Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") mature on March 31, 2015. The Senior Notes were issued with detachable 5-year warrants to purchase 3,690,195 shares of common stock, of which all have been exercised as of September 30, 2014. The effective interest rate for the three and nine months ended September 30, 2014 was 9.3% and 9.4%, respectively, and 9.7% and 9.8% for the three and nine months ended September 30, 2013, respectively. On August 28, 2014, the Senior Notes were modified to extend the maturity date to March 31, 2018 and to include an early redemption feature.  The Company may early redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price will be at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101%%, and thereafter at 100%.
Other debt
In June 2014, the Company entered into a three-year capital lease for the purchase of computer equipment with monthly repayments of $4,205. The principal balance of the lease at September 30, 2014 was $137,000.
Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five years ending September 30, 2014, and thereafter, are as follows (in thousands):

2015	$432
2016	270
2017	274
2018	10,252
2019	269
Thereafter	8,954
Total	$20,451
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
The Company was in compliance with all of its financial debt covenants as of September 30, 2014.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

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
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2013, net of tax of $543, $(1), $(2) and $(1,853)	$801	$(4)	$(2)	$(2,026)	$(1,231)
Current-period other comprehensive income	85	3	(4)	81	165
Balance, September 30, 2014 net of tax of $541, $0, $(1) and $(1,725)	$886	$(1)	$(6)	$(1,945)	$(1,066)
Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Other-than-temporary impairment on investments
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustments	Investment securities
NOTE 12 - NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Nine Months Ended September 30, 2014
	RSO	RAI
Noncontrolling interests, beginning of year	$743,364	$238
Net income attributable to noncontrolling interests	48,759	33
Other comprehensive income	18,033	—
Proceeds from issuance of equity interests, net	177,641	—
Amortization of stock-based compensation	4,497	—
Distributions to noncontrolling interests	(88,390)	(17)
Other	4,929	—
Noncontrolling interests, end of period	$908,833	$254

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 13 - EARNINGS PER SHARE
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares
Basic shares outstanding	21,109	20,342	20,586	20,255
Dilutive effect of outstanding stock options, warrants and director units	1,192	1,530	1,538	1,676
Diluted shares outstanding	22,301	21,872	22,124	21,931

NOTE 14 - BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost	$68	$57	$205	$169
Less: expected return on plan assets	(38)	(25)	(116)	(75)
Plus: Amortization of unrecognized loss	70	95	209	285
Net cost	$100	$127	$298	$379
Restricted stock.  During the nine months ended September 30, 2014, the Company awarded a total of 628,841 shares of restricted stock valued at $5.7 million based on the closing price of the stock on the respective grant date. Additionally, the Company issued 12,000 shares that were earned as part of a performance-based award, which were valued at $116,000 based on the closing price of the stock as of the beginning of the measurement period.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30, 2014	December 31, 2013
Loans and receivables from managed entities and related parties, net:
Real estate investment entities	$27,346	$21,487
Commercial finance investment entities (1)	2,403	8,174
Financial fund management investment entities	497	1,138
Other	429	124
Loan to CVC Credit Partners	1,962	—
Receivables from managed entities and related parties	$32,637	$30,923

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$3,580	$2,940
Other	115	170
Payables to managed entities and related parties	$3,695	$3,110

(1)
Net of reserves for credit losses of $32.5 million and $36.2 million as of September 30, 2014 and December 31, 2013, respectively, related to management fees due from certain of the Company's commercial finance investment entities that, based on estimated cash distributions, are not expected to be collectible.

(2)
Reflects $3.4 million and $2.9 million in funds provided by the real estate investment entities as of September 30, 2014 and December 31, 2013, respectively, which are held by the Company to self-insure the properties held by those entities.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fees from unconsolidated investment entities:
Real estate (1)	$8,992	$6,726	$26,436	$16,273
Financial fund management	794	801	2,861	2,335
Commercial finance (2)	—	—	—	—
CVC Credit Partners – reimbursement of net costs and expenses	211	295	836	979
RRE Opportunity REIT I:
Reimbursement of costs and expenses	641	204	1,556	605
Dividends paid	30	28	88	85
RRE Opportunity REIT II:
Reimbursement of costs and expenses	642	—	1,590	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(52)	(197)	(253)	(743)
Payment for rent and related expenses	—	(144)	—	(543)
Reimbursement of net costs and expenses	31	53	95	168
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(154)	(286)	(561)	(476)
Property management fees	56	32	149	149
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(57)	(54)	(169)	(167)
Atlas Energy, L.P. – reimbursement of net costs and expenses	52	49	124	243
Ledgewood P.C. – payment for legal services	(98)	(76)	(165)	(180)
Graphic Images, LLC – payment for printing services	(27)	(20)	(116)	(59)
The Bancorp, Inc. – reimbursement of net costs and expenses	29	29	84	85
9 Henmar LLC – payment of broker/consulting fees	(3)	(4)	(21)	(24)

(1)
Reflects discounts recorded by the Company of $38,000 and $112,000 for the three and nine months ended September 30, 2014, respectively, and $56,000 and $169,000 for the three and nine months ended September 30, 2013, respectively, in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)
During the three and nine months ended September 30, 2014, the Company waived $105,000 and $605,000, respectively, and $410,000 and $1.5 million, respectively, during the three and nine months ended September 30, 2013, of its fund management fees from its commercial finance investment entities.

On February 6, 2014, Opportunity REIT II commenced its initial public offering of up to $1.0 billion in common stock at a maximum price of $10 per share. Opportunity REIT II will focus on acquiring under-performing multifamily rental properties, distressed real estate and performing loans. Resource Real Estate, a subsidiary of the Company, is the external manager. As of September 30, 2014, the Company had a $3.1 million receivable due from Opportunity REIT II for offering costs and operating expense reimbursements.

On June 14, 2014, the Company provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest accruing at a rate of LIBOR plus 300 basis points. The loan and related interest were repaid in full by June 30, 2014.
On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In September 2014, the Company and CVC agreed to extend the maturity of the note until April 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Advances to Real Estate Limited Partnership. During 2011, the Company agreed to increase its advances to an affiliated real estate limited partnership under a revolving note to $3.0 million (from $2.0 million), bearing interest at the prime rate.  Amounts drawn, which are due upon demand, were $2.3 million as of September 30, 2014 and December 31, 2013, respectively, which are included in Loans and Receivables from Managed Entities and Related Parties, net of allowance for credit losses. The Company recorded $19,000 and $56,000 of interest income on this loan during the three and nine months ended September 30, 2014, respectively, and $17,000 and $53,000 during the three and nine months ended September 30, 2013, respectively.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. Principal and interest are payable annually commencing January 15, 2015 with equal payments due on each payment date with a final maturity of January 15, 2016.
In March 2014, pursuant to a guarantee agreement, the Company made a payment to the lender of one of its commercial finance investment partnerships. In making the payment, the Company assumed the rights of the lender, with the resulting note being collateralized by the portfolio of leases and loans held by the partnership. Effective July 31, 2014, the partnership was liquidated and the Company assumed the portfolio in settlement of the outstanding loan receivable
In July 2014, the Company and certain of its employees, together with RSO, purchased a portfolio of securities for $23.5 million. The portfolio, held by a subsidiary of RSO, is managed by the Company.
NOTE 16 - FAIR VALUE
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

With respect to the commercial finance partnership receivables, the Company projects the availability of excess cash flow at the individual investment entity to repay the Company's receivable. In determining the excess cash flow, the Company starts with the gross future payments due on leases and loans for each of the funds, which are fixed and determinable, net of debt service and expected credit losses, which are estimated based on a migration analysis which is calculated based on historical data across the entire portfolio of leases and loans. This analysis estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully reserved, less an estimated recovery amount based on historical trends (currently estimated at 6.8% - 10.3%). Cash is first applied to the payoff of the underlying principal and interest on debt used to purchase the portfolios. The projected cash flows also take into consideration the receipt of other income (such as late fees or residual gains), the payment of general and administrative expenses of the funds and distributions to limited partners. The remaining excess cash is then available to repay the amounts due to the Company.
Investment securities − equity securities. The Company uses quoted market prices to value its investments in DIF and TBBK common stock (Level 1). The Company uses the net asset value ("NAV") calculated by the independent fund administrator to value its investment in RREGPS. The underlying investments in RREGPS are all publicly-traded securities as of September 30, 2014 (Level 2).
Investment securities − trading securities. The Company holds seven securities within its trading portfolio, six of which are debt or equity investments in externally managed collateralized debt obligation ("CDO") issuers and one of which is a term loan (Level 3).

•	Two of the CDOs are illiquid European CDO equity investments, valued based on recent market trading data for similar securities.

•
One of the CDOs is an illiquid European commercial real estate ("CRE") CDO senior debt investment, valued based on recent market trading data of the same security and qualitative analysis of the CDO's net asset value.

•	One of the CDOs is substantially liquidated, holding only one loan. The loan is expected to be paid off in 2014, but is discounted by 20% to account for any uncertainties.

•
One of the CDOs, which is currently deleveraging, is valued using assumptions of 3% constant default rate, 30% constant prepayment rate, and 30% loss severity rate (with some asset-specific assumptions).

•	One of the CDOs is an equity position, valued using assumptions of 8% to 10% constant default rate, 20% constant prepayment rate, and 30% loss severity rate.

•	One loan position was valued based on recent observable trades of the same security.
Investment securities − CLO securities. The fair value of collateralized loan obligation ("CLO") securities is based on internally generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. Unobservable inputs into these models include default, recovery, discount and deferral rates, prepayment rates and reinvestment interest spreads (Level 3).
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
As of September 30, 2014, the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$261	$686	$8,898	$9,845

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

As of December 31, 2013, the Company’s assets recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Investment securities	$432	$—	$7,407	$7,839
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during nine months ended September 30, 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	14,491
Income accreted	721
Payments and distributions received, net	(2,870)
Sales	(13,096)
Gains on sale of investment securities	370
Gains on sales of trading securities	1,853
Unrealized holding losses on trading securities	(226)
Change in unrealized gains included in accumulated other comprehensive loss	248
Balance, end of period	$8,898
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
SEPTEMBER 30, 2014
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at September 30, 2014	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$7,882	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - year two	25%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.5% - 100%
			Discount rates	12%
			Reinvestment spread	200%

Trading securities	$1,016	Net asset value	Discount rates	0% - 20%
		Discounted cash flow	Constant default rate	2% - 10%
			Constant prepayment rate	20% - 30%
			Loss severity rate	30%
The Company's carrying value of the assets and liabilities measured at fair value on a non-recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets:
Loans and receivables from managed entities – commercial finance and real estate	$—	$—	$2,403	$2,403
Other assets - commercial finance portfolio	—	—	351	351
	$—	$—	$2,754	$2,754
Liability:
Apidos contractual commitment	$—	$—	$760	$760

As of December 31, 2013
Assets:
Loans and receivables from managed entities – commercial finance and real estate	$—	$—	$4,528	$4,528
Liability:
Apidos contractual commitment	$—	$—	$995	$995

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Loans and receivables from managed entities	$32,637	$32,637	$30,923	$30,923

Borrowings:
Real estate debt	$10,140	$11,204	$10,287	$10,702
Senior Notes	10,000	13,073	10,000	12,619
Other debt	311	311	332	332
	$20,451	$24,588	$20,619	$23,653
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt approximates fair value because of its recent issuance at September 30, 2014 and December 31, 2013.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $221,000 as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013, Resource Securities net capital was $551,000 and $2.7 million, respectively, which exceeded the minimum requirements by $451,000 and $2.5 million, respectively.
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
As of September 30, 2014, except for the executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
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

Three Months Ended September 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$14,377	$4,320	$21	$—	$18,718	$34,716	$(3,645)	$49,789
Equity in (losses) earnings of unconsolidated entities	(88)	1,237	(38)	—	1,111	—	(491)	620
Total revenues	14,289	5,557	(17)	—	19,829	34,716	(4,136)	50,409
Segment operating expenses	(9,384)	(2,812)	(125)	—	(12,321)	(18,686)	3,502	(27,505)
General and administrative expenses	(804)	(416)	—	(1,206)	(2,426)	—	—	(2,426)
Provision for credit losses	(8)	—	(551)	—	(559)	—	—	(559)
Depreciation and amortization	(309)	(16)	—	(128)	(453)	—	—	(453)
Gain on sale of investment securities, net	—	69	—	—	69	—	—	69
Interest expense	(190)	—	(2)	(275)	(467)	—	—	(467)
Other income (expense), net	280	533	19	(180)	652	(1,936)	(572)	(1,856)
Pretax income attributable to noncontrolling interests (2)	(9)	—	—	—	(9)	(14,214)	—	(14,223)
Pretax income (loss) from continuing operations excluding noncontrolling interests	$3,865	$2,915	$(676)	$(1,789)	$4,315	$(120)	$(1,206)	$2,989

Nine Months Ended September 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$41,681	$17,136	$21	$—	$58,838	$100,604	$(9,565)	$149,877
Equity in (losses) earnings of unconsolidated entities	(669)	3,637	(179)	—	2,789	—	(491)	2,298
Total revenues	41,012	20,773	(158)	—	61,627	100,604	(10,056)	152,175
Segment operating expenses	(27,364)	(9,980)	(351)	—	(37,695)	(51,020)	9,374	(79,341)
General and administrative expenses	(2,631)	(1,314)	—	(4,364)	(8,309)	—	—	(8,309)
Reversal of (provision for) credit losses	2	—	(3,344)	—	(3,342)	—	—	(3,342)
Depreciation and amortization	(927)	(47)	—	(395)	(1,369)	—	—	(1,369)
Gain on sale of investment securities, net	—	439	—	—	439	—	—	439
Interest expense	(577)	—	(11)	(859)	(1,447)	—	—	(1,447)
Other income (expense), net	647	1,659	17	(344)	1,979	(758)	(1,687)	(466)
Pretax income attributable to noncontrolling interests (2)	(53)	—	—	—	(53)	(48,759)	—	(48,812)
Pretax income (loss) from continuing operations excluding noncontrolling interests	$10,109	$11,530	$(3,847)	$(5,962)	$11,830	$67	$(2,369)	$9,528

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Three Months Ended September 30, 2013	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$15,973	$7,065	$—	$—	$23,038	$23,786	$(5,183)	$41,641
Equity in (losses) earnings of unconsolidated entities	(23)	1,437	(30)	—	1,384	—	—	1,384
Total revenues	15,950	8,502	(30)	—	24,422	23,786	(5,183)	43,025
Segment operating expenses	(11,178)	(3,547)	(75)	—	(14,800)	(15,554)	4,861	(25,493)
General and administrative expenses	(674)	(282)	—	(1,549)	(2,505)	—	—	(2,505)
Provision for credit losses	(29)	—	(1,779)	—	(1,808)	—	—	(1,808)
Depreciation and amortization	(258)	(13)	—	(142)	(413)	—	—	(413)
Interest expense	(209)	(7)	1	(315)	(530)	—	—	(530)
Other income, net	249	557	—	(122)	684	16,607	(394)	16,897
Pretax income attributable to noncontrolling interests (2)	(12)	—	—	—	(12)	(23,708)	—	(23,720)
Income (loss) from continuing operations including noncontrolling interests before taxes	$3,839	$5,210	$(1,883)	$(2,128)	$5,038	$1,131	$(716)	$5,453

Nine Months Ended September 30, 2013	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$39,777	$12,129	$—	$—	$51,906	$76,011	$(10,608)	$117,309
Equity in (losses) earnings of unconsolidated entities	(334)	3,105	(243)	—	2,528	—	—	2,528
Total revenues	39,443	15,234	(243)	—	54,434	76,011	(10,608)	119,837
Segment operating expenses	(29,514)	(7,769)	99	—	(37,184)	(43,110)	10,178	(70,116)
General and administrative expenses	(2,893)	(604)	—	(3,310)	(6,807)	—	—	(6,807)
Reversal of (provision for) credit losses	2,523	(199)	(6,117)	—	(3,793)	—	—	(3,793)
Depreciation and amortization	(805)	(49)	—	(464)	(1,318)	—	—	(1,318)
Other-than-temporary impairment on investments	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(613)	(7)	—	(905)	(1,525)	—	—	(1,525)
Other income, net	719	1,704	7	(361)	2,069	16,607	(1,445)	17,231
Pretax income attributable to noncontrolling interests (2)	(23)	—	—	—	(23)	(44,394)	—	(44,417)
Income (loss) from continuing operations including noncontrolling interests before taxes	$8,837	$8,096	$(6,254)	$(5,040)	$5,639	$5,114	$(1,875)	$8,878

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
September 30, 2014	$187,668	$58,689	$4,301	$(76,569)	$174,089	$2,589,013	$2,763,102
September 30, 2013	$177,314	$60,105	$8,747	$(74,123)	$172,043	$2,271,468	$2,443,511

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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
SEPTEMBER 30, 2014
(unaudited)

NOTE 19 - VARIABLE INTEREST ENTITIES
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
Consolidated VIE-RSO
The Company prepared a quantitative analysis to measure the management/incentive fees and the Company’s equity ownership position in RSO relative to the anticipated economic performance of RSO and determined that its benefits could be significant to RSO. Accordingly, management concluded that the Company is the primary beneficiary and should consolidate RSO. However, the assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse against the assets of the Company, nor do creditors of the Company have recourse against the assets of RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following reflects the assets and liabilities and operations of RSO which were consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	September 30, 2014	December 31, 2013
ASSETS (1)
Cash and cash equivalents	$163,269	$262,270
Restricted cash	83,604	63,309
Subtotal - Cash and cash equivalents	246,873	325,579
Investment securities, trading	9,187	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	204,843	162,608
Investment securities available-for-sale, at fair value	76,175	52,598
Subtotal - Investments, at fair value	290,205	226,764
Loans, pledged as collateral and net of allowances of $4.5 million and $13.8 million (of which $83.0 million and $0 at fair value)	1,744,899	1,369,526
Loans receivable–related party net of allowance of $936,000 and $0	4,172	6,966
Loans held for sale	91,382	21,916
Subtotal - Loans, before eliminations	1,840,453	1,398,408
Eliminations	(558)	(950)
Subtotal - Loans	1,839,895	1,397,458
Property held-for-sale	29,581	25,346
Investment in real estate	—	29,778
Investments in unconsolidated entities	60,540	69,069
Subtotal, Investments in real estate and unconsolidated entities	90,121	124,193
Line items included in "other assets":
Linked transactions, net at fair value	14,272	30,066
Derivatives, at fair value	21,618	—
Interest receivable	14,831	8,965
Deferred tax asset	4,853	5,212
Principal paydown receivable	34,297	6,821
Intangible assets	10,254	11,822
Prepaid expenses	4,529	2,871
Other assets	20,075	10,726
Subtotal - Other assets, before eliminations	124,729	76,483
Eliminations	(2,810)	(16)
Subtotal - Other assets	121,919	76,467
Total assets (excluding eliminations)	$2,592,381	$2,151,427
Total assets (including eliminations)	$2,589,013	$2,150,461
LIABILITIES (2)
Borrowings (of which $94.9 million and $0 at fair value)	$1,590,958	$1,319,810
Eliminations	283	205
Subtotal Borrowings	1,591,241	1,320,015
Distribution payable	30,340	27,023
Accrued interest expense	3,875	1,693
Derivatives, at fair value	8,830	10,586
Accrued tax liability	3,131	1,629
Deferred tax liability	—	4,112
Accounts payable and other liabilities	11,331	12,650
Subtotal - Other liabilities, before eliminations	57,507	57,693
Eliminations	(2,665)	(2,446)
Subtotal - Other liabilities	54,842	55,247
Total liabilities (before eliminations)	$1,648,465	$1,377,503
Total liabilities (after eliminations)	$1,646,083	$1,375,262

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

RSO Balance Sheets Detail (in thousands):
	September 30, 2014	December 31, 2013
(1) Assets of consolidated RSO's VIEs included in total assets above:
Restricted cash	$80,633	$61,372
Investments securities available-for-sale, pledged as collateral, at fair value	110,376	105,846
Loans held for sale	36,674	2,376
Loans, pledged as collateral and net of allowances of $4.0 million and $8.8 million ($83.0 million and $0 at fair value)	1,405,788	1,219,569
Interest receivable	8,066	5,627
Prepaid expenses	217	247
Principal receivable	34,100	6,821
Other assets	(12)	—
Total assets of consolidated RSO VIEs	$1,675,842	$1,401,858

(2) Liabilities of consolidated RSO's VIEs included in total liabilities above:
Borrowings ($140.2 million and $0 at fair value)	$1,214,923	$1,070,339
Accrued interest expense	1,280	918
Derivatives, at fair value	7,958	10,191
Accounts payable and other liabilities	(418)	1,604
Total liabilities of consolidated RSO VIEs	$1,223,743	$1,083,052

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

RSO Income Statement Detail (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Interest income:
Loans	$27,026	$24,374	$73,474	$78,370
Securities	5,168	3,411	12,563	10,949
Interest income − other	1,647	679	5,481	3,180
Total interest income	33,841	28,464	91,518	92,499
Interest expense	11,589	11,762	31,836	34,061
Net interest income	22,252	16,702	59,682	58,438
Rental income	1,118	4,649	7,777	15,875
Dividend income	16	223	169	256
Equity in net earnings (losses) of unconsolidated subsidiaries	887	(535)	4,663	(888)
Fee income	2,344	1,245	7,166	4,182
Net realized and unrealized gains on sales of investment securities available-for-sale and loans	7,546	570	15,487	3,355
Net realized and unrealized gains (losses) on investment securities, trading	376	(229)	(1,834)	(864)
Unrealized gain (losses) and net interest income on linked transactions, net	177	1,161	7,494	(4,343)
Revenues from consolidated VIE-RSO	34,716	23,786	100,604	76,011
OPERATING EXPENSES
Management fees − related party	3,606	5,113	10,000	11,006
Equity compensation − related party	798	2,120	4,497	7,866
Rental operating expense	695	3,523	5,168	11,084
General and administrative	11,586	2,898	30,936	8,761
Depreciation and amortization	562	904	2,158	3,041
Income tax (benefit) expense	(237)	722	(667)	4,221
Net impairment losses recognized in earnings	—	255	—	811
Provision (recovery) for loan losses	1,439	741	(1,739)	541
Total operating expenses	18,449	16,276	50,353	47,331
Reclassification of income tax expense	237	(722)	667	(4,221)
Expenses of consolidated VIE-RSO	18,686	15,554	51,020	43,110
Adjusted operating income	16,030	8,232	49,584	32,901
OTHER REVENUE (EXPENSE)
(Loss) gain on sale of real estate	(69)	16,607	2,973	16,607
Other expense	—	—	(1,262)	—
Loss on the reissuance of debt	(1,867)	—	(2,469)	—
Other expense, net, from consolidated VIE-RSO	(1,936)	16,607	(758)	16,607
Income from continuing operations	14,094	24,839	48,826	49,508
Income tax provision-RSO	(237)	722	(667)	4,221
NET INCOME	14,331	24,117	49,493	45,287
Net income allocated to preferred shares	(5,545)	(1,996)	(11,303)	(5,107)
Net income allocated to noncontrolling interests	(1,458)	—	(1,069)	—
NET INCOME ALLOCABLE TO RSO COMMON SHAREHOLDERS	$7,328	$22,121	$37,121	$40,180

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

RSO Cash Flow Detail (in thousands)	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,493	$45,287
Items included in "Change in cash attributable to consolidated VIE-RSO":
(Recovery) provision for loan losses	(1,739)	541
Depreciation of investments in real estate and other	2,252	1,638
Amortization of intangible assets	1,541	1,463
Amortization of term facilities	—	876
Accretion of net discounts on loans held for investment	(2,045)	(8,306)
Accretion of net discounts on securities available-for-sale	(2,847)	(1,925)
Amortization of discounts on convertible notes	896	—
Amortization of discount on notes securitization	70	3,937
Amortization of debt issuance costs on notes of securitizations	2,596	2,868
Amortization of stock-based compensation	4,497	7,866
Amortization of terminated derivative instruments	212	322
Distribution accrued to preferred stockholders	—	(5,107)
Accretion of interest-only available-for-sale securities	(573)	(714)
Non-cash incentive compensation to the Manager	—	484
Deferred income tax (benefit) provision	(689)	502
Change in mortgage loans held for sale, net	(42,178)	—
Purchase of securities, trading	(4,000)	(11,044)
Principal payments on securities, trading	50	4,211
Proceeds from sales of securities, trading	379	18,713
Net realized and unrealized gain on investment securities, trading	1,834	864
Net realized gains on sales of investment securities available-for-sale and loans	(15,488)	(3,355)
Loss on the reissuance of debt	2,469	—
Gain on sale of real estate	(2,973)	(16,607)
Net impairment losses recognized in earnings	—	802
Linked transactions fair value adjustments	(5,713)	5,224
Equity in net (earnings) losses of unconsolidated subsidiaries	(4,663)	888
Changes in operating assets and liabilities, net of acquisitions	6,757	17,404
Net cash (used in) provided by operating activities	(59,355)	21,545
Change in consolidated VIE-RSO cash for the period	99,001	(59,185)
Subtotal - Change in cash attributable to consolidated VIE-RSO before eliminations	39,646	(37,640)
Elimination of intercompany activity	2,714	(291)
Subtotal - Adjustments to reconcile net income and operating cash flows to net income (loss) of consolidated VIE-RSO	42,360	(37,931)
Non-cash incentive compensation to Manager	—	484
Elimination of intercompany activity	—	(484)
Non-cash incentive compensation to Manager, after eliminations	—	—
Net cash (used in) provided by operating activities of consolidated VIE-RSO (excluding eliminations)	(9,862)	66,832
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(667,774)	(555,051)
Purchase of securities available-for-sale	(145,138)	(120,599)
Subtotal - Purchase of loans and securities by consolidated VIE-RSO, before eliminations	(812,912)	(675,650)
Eliminations	—	—
Subtotal - Purchase of loans and securities by consolidated VIE-RSO	(812,912)	(675,650)
Principal payments received on loans	315,778	487,606
Proceeds from sale of loans	76,314	314,112
Principal payments on securities available-for-sale	40,748	33,010
Proceeds from sale of securities available-for-sale	117,367	7,025
Principal payments received on loans - related parties	2,706	499
Subtotal - principal payments and proceeds from sales received by consolidated VIE-RSO, before eliminations	552,913	842,252

Decrease in restricted cash	18,328	30,079
Items included in "Other investing activity of consolidated VIE-RSO":
Investment in unconsolidated entity	8,911	(25,508)
Acquisition of Moselle CLO S.A.	(30,433)	—
Improvement of real estate held-for-sale	—	(404)
Proceeds from sale of real estate held-for-sale	31,639	37,001
Distributions from investments in real estate	—	522
Improvements in investments in real estate held-for-sale	(225)	(365)
Investment in loans - related parties	(849)	—
Purchase of furniture and fixtures	(69)	(128)
Acquisition of property and equipment	(362)	—
Settlement of derivative instruments for investments	(19,245)	—
Subtotal - Other investing activity of consolidated VIE-RSO, before eliminations	(10,633)	11,118
Eliminations	(391)	—
Subtotal - Other investing activity of consolidated VIE-RSO	(11,024)	11,118
Net cash (used in) provided by investing activities of consolidated VIE-RSO (excluding eliminations)	(252,304)	207,799

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE-RSO"
Proceeds from borrowings:
Repurchase agreements	49,234	143,203
Warehouse agreement borrowings	43,000	—
CDO borrowings	235,344	—
Senior Secured Revolving Credit Facility	35,500	—
Reissuance of debt	39,635	—
Payments on borrowings:
Collateralized debt obligations	(301,040)	(450,437)
Mortgage payable payments	—	(13,600)
Warehouse agreement payments	(33,719)	—
Subtotal - net borrowings (repayments) of debt by consolidated VIE-RSO	67,954	(320,834)
Distributions paid on common stock	(77,636)	(68,010)
Elimination of dividends paid to RAI	1,716	—
Distributions paid on common stock of consolidated VIE-RSO, after eliminations	(75,920)	(68,010)
Net proceeds from issuances of common stock (net of offering costs of $0 and $4,228)	—	114,018
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	25,416	19,092
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $203 and $3)	8,397	112
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $363 and $1,091)	27,940	51,057
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $4,005 and $0)	115,815	—
Subtotal - net proceeds from issuance of stock by consolidated VIE-RSO	177,568	184,279
Minority interest equity	12,676	2,200
Payment of debt issuance costs	(7,284)	(1,740)
Settlement of derivative instruments	(23)	—
Payment of equity to third party sub-note holders	(2,183)	(6,952)
Distributions paid on preferred stock	(7,907)	(4,389)
Subtotal - Other consolidated financing activity of consolidated VIE-RSO, before eliminations	(4,721)	(10,881)
Eliminations	175	—
Subtotal - Other consolidated financing activity of consolidated VIE-RSO	(4,546)	(10,881)
Net cash provided by (used in) financing activities of consolidated VIE-RSO, excluding eliminations	163,165	(215,446)
Net (decrease) increase in cash and cash equivalents	(99,001)	59,185
Cash and cash equivalents, beginning of year of consolidated VIE-RSO	262,270	85,278
Cash and cash equivalents, end of period of consolidated VIE-RSO	$163,269	$144,463

Supplemental disclosures:
Interest expense paid in cash	$26,782	$28,391
Income taxes paid in cash	$3,293	$8,997

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

A.	Summary of Significant Accounting Policies - RSO
Residential Mortgage Loans Held for Sale
RSO originates residential loans to be funded by permanent investors. RSO may sell or retain the right to service a loan. Mortgage loans held for sale are valued at the lower of cost or market, determined on an aggregate basis for each type of loan after the net effect of any hedging activities including interest rate lock commitments and freestanding loan-related derivatives. Market value is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type. To the extent the transfer of assets qualifies as a sale, the asset is derecognized and the gain or loss is recorded on the sale date. In the event the transfer of assets does not qualify as a sale, the transfer would be treated as a secured borrowing.
Reclassifications
Certain reclassifications have been made to RSO's 2013 consolidated financial statements to conform to the 2014 presentation.

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its CDOs in order to determine if the issuing entities qualify as VIEs. RSO monitors these investments and, to the extent it has determined that it owns a material investment in the current controlling class of securities of a particular entity, analyzes the entity for potential consolidation. RSO will continually analyze investments and liabilities, including when there is a reconsideration event, to determine whether such investments or liabilities are VIEs and whether such VIE should be consolidated or deconsolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of 10 VIEs at September 30, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC CRE 2014, and Moselle CLO. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013 and RCC CRE 2014, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013 and RCC CRE 2014 were formed on behalf of RSO to invest in real estate-related securities, commercial mortgage-backed securities ("CMBS"), property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. RSO's manager, a subsidiary of the Company, manages these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which RSO purchased a $40.0 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes in February 2014. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither RSO nor one of its related parties manage the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that RSO had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Whitney CLO I is a securitization in which RSO acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs - Resource Capital Asset Management,” below. For a discussion of RSO’s securitizations, see “Borrowings” below.
On July 9, 2014, RCC Residential together with the Company and certain of its employees acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio, is managed by the Company. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global will be allocated the revenue/expenses of RCM Global in accordance with its membership interest. RCM Global was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, RSO consolidated RCM Global as a result of RSO's majority interest in it.
In September 2014, RSO contributed $17.5 million of capital to Pelium Capital, for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by the Company. RSO will receive 10% of the carried interest in the partnership for the first five years and can increase to 20% if RSO's capital contributions aggregate $40.0 million. The Company contributed securities of $2.8 million to the formation of Pelium Capital. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, Pelium Capital was consolidated by RSO as a result of its majority ownership and RSO's unilateral kick-out rights held. The noncontrolling interest in this vehicle is owned by the Company.
For CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on RSO's consolidated statements of income.
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
The creditors of RSO’s ten consolidated VIEs have no recourse to the general credit of RSO or the Company. However, RSO has in the past voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the three and nine months ended September 30, 2014, RSO has provided financial support of $209,000 and $758,000, respectively. For the three and nine months ended September 30, 2013, RSO has provided $69,000 and $1.9 million of financial support, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements that obligate RSO to provide financial support to any of its consolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of RSO's consolidated VIEs as of September 30, 2014 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC CRE 2014	Moselle	Total
ASSETS
Restricted cash (1)	$15,366	$3,529	$24,663	$5	$80	$20	$250	$3,337	$—	$33,383	$80,633
Investment securities available-for-sale, pledged as collateral, at fair value	3,452	3,947	11,313	—	—	11,359	67,784	—	—	12,521	110,376
Loans, pledged as collateral	9,896	87,750	274,442	—	—	128,369	204,978	267,963	349,381	83,009	1,405,788
Loans held for sale	35,740	364	570	—	—	—	—	—	—	—	36,674
Interest receivable	(268)	443	959	—	—	2,471	2,015	1,114	1,332	—	8,066
Prepaid assets	6	7	28	—	—	100	76	—	—	—	217
Principal paydown receivable	—	—	—	—	—	25,803	8,297	—	—	—	34,100
Other assets	—	—	—	—	—	—	—	—	(12)	—	(12)
Total assets (2)	$64,192	$96,040	$311,975	$5	$80	$168,122	$283,400	$272,414	$350,701	$128,913	$1,675,842

LIABILITIES
Borrowings	$47,848	$83,621	$284,160	$—	$—	$105,841	$137,004	$223,897	$231,365	$101,187	$1,214,923
Accrued interest expense	218	46	289	—	—	44	99	172	123	289	1,280
Derivatives, at fair value	—	—	—	—	—	1,044	6,914	—	—	—	7,958
Accounts payable and other liabilities	22	48	25	195	—	11	1	—	10	(730)	(418)
Total liabilities	$48,088	$83,715	$284,474	$195	$—	$106,940	$144,018	$224,069	$231,498	$100,746	$1,223,743

(1)	Includes $3.6 million available for reinvestment in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of September 30, 2014. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Risk Exposure,” column in the table below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

LEAF Commercial Capital, Inc. ("LEAF")
On November 16, 2011, RSO and LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of the Company), together with Eos Partners, L.P., a private investment firm, and its affiliates ("Eos"), formed LEAF Commercial Capital, Inc. ("LEAF"). In exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. RSO’s investment in LEAF was valued at $36.3 million based on a third-party valuation. RSO's fully-diluted interest in LEAF assuming conversion is 28.3%. RSO's investment in LEAF was recorded at $40.2 million and $41.0 million as of September 30, 2014 and December 31, 2013, respectively.
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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $9.9 million and $11.2 million at September 30, 2014 and December 31, 2013, respectively. RSO recognized fee income of $1.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, and $1.2 million and $4.2 million for the three and nine months ended September 30, 2013, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was substantially liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity. Based upon that purchase, RSO determined that it did have an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of the CLO. In September 2013, RSO substantially liquidated Whitney CLO I, and, as a result, all of the assets were sold.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of September 30, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,157	$1,548	$—	$41,705	41,705
Intangible assets	—	—	9,878	9,878	9,878
Total assets	40,157	1,548	9,878	51,583

Borrowings	—	51,154	—	51,154	N/A
Total liabilities	—	51,154	—	51,154	N/A
Net asset (liability)	$40,157	$(49,606)	9,878	$429	N/A
Other than RSO's commitments to fund its real estate joint ventures, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$26,629	$25,447
Distributions on preferred stock declared but not paid	$5,555	$2,023
Issuance of restricted stock	$890	$242

D.	Investment securities, trading - RSO
Structured notes are CLO debt securities collateralized by syndicated bank loans. The following table summarizes RSO's structured notes and residential mortgage-backed securities (“RMBS”) which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Structured notes, trading	$10,821	$317	$(2,017)	$9,121
RMBS, trading	1,897	—	(1,831)	66
Total	$12,718	$317	$(3,848)	$9,187

December 31, 2013
Structured notes, trading	$8,057	$4,050	$(1,000)	$11,107
RMBS, trading	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
RSO sold two securities during the nine months ended September 30, 2014, for a realized gain of $2.5 million. RSO held 19 and eight investment securities, trading as of September 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

E.    Investment securities available-for-sale - RSO
RSO pledges a portion of its CMBS as collateral against its borrowings under repurchase agreements and derivatives. CMBS that are accounted for as components of linked transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.
Asset-backed securities ("ABS") are CLO debt securities collateralized by syndicated bank loans. The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
CMBS	$176,970	$5,856	$(7,510)	$175,316
RMBS	30,697	848	—	31,545
ABS	60,980	12,211	(1,435)	71,756
Corporate bonds	2,413	12	(24)	2,401
Total	$271,060	$18,927	$(8,969)	$281,018

December 31, 2013
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	30,775	1,644	(394)	32,025
Corporate bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206
The following table summarizes the estimated maturities of RSO’s investment securities according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
September 30, 2014
Less than one year	$50,160	$56,395	3.84%
Greater than one year and less than five years	142,079	133,098	5.03%
Greater than five years and less than ten years	44,913	38,301	5.32%
Greater than ten years	43,866	43,266	5.40%
Total	$281,018	$271,060	4.97%

December 31, 2013
Less than one year	$39,256	$40,931	5.25%
Greater than one year and less than five years	139,700	141,760	4.69%
Greater than five years and less than ten years	26,526	25,707	1.10%
Greater than ten years	9,724	10,072	7.90%
Total	$215,206	$218,470	4.49%
The contractual maturities of the CMBS investment securities available-for-sale range from October 2014 to December 2022.  The contractual maturities of the ABS investment securities available-for-sale range from October 2014 to October 2050.
The contractual maturities of the corporate bond investment securities available-for-sale range from December 2015 to December 2019.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of September 30, 2014
CMBS	$35,833	$(580)	18	$27,065	$(6,930)	14	$62,898	$(7,510)	32
ABS	13,792	(1,248)	13	4,410	(187)	7	18,202	(1,435)	20
Corporate Bonds	1,439	(24)	1	—	—	—	1,439	(24)	1
Total temporarily impaired securities	$51,064	$(1,852)	32	$31,475	$(7,117)	21	$82,539	$(8,969)	53

As of December 31, 2013
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate Bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
RSO has no losses included in earnings due to other-than-temporary impairment charges during the three and nine months ended September 30, 2014, respectively. RSO had $255,000 and $276,000 of losses included in earnings due to the other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively, on positions that supported RSO's CMBS investments.
The following table summarizes RSO's sales of investment securities available-for-sale, (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
As of September 30, 2014
CMBS	3	$15,970	$480
ABS	3	$6.947	$3.484

As of December 31, 2013
CMBS	4	$14,500	$466
Corporate bonds	35	$34,253	$(474)
The amounts above do not include redemptions. During the three and nine months ended September 30, 2014, RSO redeemed one and two corporate bond positions with a total par value of $1.0 million and $1.6 million, and recognized a gain of $48,000 and $48,000, respectively. During the three and nine months ended September 30, 2013, RSO had two corporate bond positions redeemed with a total par value of $3.5 million, and a recognized a gain of $11,000. During the three and nine months ended September 30, 2014, RSO had one ABS position redeemed with a total par value of $2.5 million, and recognized a gain of $25,500. During the three and nine months ended September 30, 2013, RSO had no ABS positions redeemed.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Changes in interest rates may also have an effect on the rate of principal prepayments and, as a result, prepayments on RSO’s investment portfolio. The aggregate discount (premium) recognized as of the periods indicated (in thousands) are:

	September 30, 2014	December 31, 2013
CMBS	$3,609	$6,583
RMBS	$1,876	$—
ABS	$2,431	$2,394
Corporate bonds	$42	$(68)

F.	Investments real estate - RSO
The table below summarizes RSO's investments in real estate (in thousands, except number of properties):

	As of December 31, 2013
	Book Value	Number of Properties
Multifamily property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the three and nine months ended September 30, 2014, RSO made no acquisitions. RSO has two assets classified as property available-for-sale at September 30, 2014. RSO confirmed the intent and ability to sell its office property and multifamily property in their present condition during the three and nine months ended September 30, 2014. These properties qualified for held for sale accounting treatment upon meeting all applicable criteria on or prior to September 30, 2014, at which time RSO ceased recording depreciation and amortization. As such, the assets associated with the office property and multifamily property, with a carrying value of $9.6 million and $19.8 million, respectively, are separately classified and included in property available-for sale on RSO's consolidated balance sheets at September 30, 2014. However, the anticipated sale of these properties did not qualify for treatment as discontinued operations and, therefore, the operations for all periods presented continue to be classified within continuing operations on RSO's consolidated statements of income. RSO expects the sale of both properties to close by the end of the year. Pre-tax earnings recorded on the office property for the three and nine months ended September 30, 2014 were gains of $48,000 and $23,000, respectively, and losses of $72,000 and $225,000 for the three and nine months ended September 30, 2013, respectively. Pre-tax earnings recorded on the multifamily property for the three and nine months ended September 30, 2014 was income of $119,000 and a loss of $4,000, respectively, and a loss of $93,000 and a gain of $13,000 for the three and nine months ended September 30, 2013, respectively. RSO's hotel property was sold in April 2014 for a gain of $3.0 million and is recorded in (loss) gain on sale of real estate on RSO's consolidated statements of income.
During the three and nine months ended September 30, 2013, RSO made no acquisitions and sold one of its multifamily properties for a gain of $16.6 million, which was recorded in (loss) gain on sale of real estate on RSO's consolidated statements of income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans held for investment (in thousands):

Loan Description	Principal	Unamortized Discount (1)	Carrying Value (2)
As of September 30, 2014
Commercial real estate loans:
Whole loans	$1,028,393	$(5,422)	$1,022,971
B notes	16,164	(57)	16,107
Mezzanine loans	67,400	(95)	67,305
Total commercial real estate loans	1,111,957	(5,574)	1,106,383
Bank loans	642,419	(2,221)	640,198
Residential mortgage loans, held for investment	2,825	—	2,825
Subtotal loans before allowances	1,757,201	(7,795)	1,749,406
Allowance for loan loss	(4,507)	—	(4,507)
Total loans held for investment	1,752,694	(7,795)	1,744,899
Bank loans held-for-sale	36,674	—	36,674
Residential mortgage loans held-for-sale	54,708	—	54,708
Total loans held-for-sale	91,382	—	91,382
Total loans	$1,844,076	$(7,795)	$1,836,281

As of December 31, 2013
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans	559,206	(4,033)	555,173
Residential mortgage loans, held for investment	1,849	—	1,849
Subtotal loans before allowances	1,390,843	(7,510)	1,383,333
Allowance for loan loss	(13,807)	—	(13,807)
Total loans held for investment	1,377,036	(7,510)	1,369,526
Bank loans held-for-sale	6,850	—	6,850
Residential mortgage loans held-for-sale	15,066	—	15,066
Total loans held-for-sale	21,916	—	21,916
Total loans	$1,398,952	$(7,510)	$1,391,442

(1)
Amounts include deferred amendment fees of $133,000 and $216,000 and deferred upfront fees of $97,000 and $141,000 being amortized over the life of the bank loans as of September 30, 2014 and December 31, 2013, respectively.  Amounts include loan origination fees of $5.6 million and $3.3 million and loan extension fees of $0 and $73,000 being amortized over the life of the commercial real estate loans as of September 30, 2014 and December 31, 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

At September 30, 2014 and December 31, 2013, approximately 33.1% and 39.0%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in California; approximately 8.9% and 6.4%, respectively, in Arizona; and approximately 21.0% and 14.6%, respectively, in Texas. At September 30, 2014 and December 31, 2013, approximately 15.5% and 15.8%, respectively, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At September 30, 2014, approximately 56.5% of RSO's residential mortgage loans were originated in Georgia, 6.1% in North Carolina, 8.7% in Utah, 5.5% in Alabama and 7.0% in Virginia. At December 31, 2013, approximately 66.0% of the Company's residential mortgage loans were originated in Georgia, 9.0% in North Carolina, 7.0% each in Tennessee and Virginia and 6.0% in Alabama.
At September 30, 2014, RSO’s bank loan portfolio including, loans held-for-sale, consisted of $676.4 million (net of allowance of $464,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 15.0% with maturity dates ranging from December 2014 to February 2024.
At December 31, 2013, RSO’s bank loan portfolio including, loans held-for-sale, consisted of $558.6 million (net of allowance of $3.4 million) of floating rate loans, which bore interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average remaining lives of RSO’s bank loans held for investment, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	September 30, 2014	December 31, 2013
Less than one year	$46,779	$36,985
Greater than one year and less than five years	479,790	379,874
Five years or greater	150,303	145,164
	$676,872	$562,023
The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of September 30, 2014
Whole loans, floating rate (1) (4) (5)	60	$1,022,971	LIBOR plus 1.75% to LIBOR plus 15.00%	January 2015 to February 2019
B notes, fixed rate	1	16,107	8.68%	April 2016
Mezzanine loans, floating rate	1	12,544	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,761	0.50% to 18.71%	September 2016 to September 2021
Total (2)	65	$1,106,383

As of December 31, 2013
Whole loans, floating rate (1) (4)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $68.3 million and $13.7 million in unfunded loan commitments as of September 30, 2014 and December 31, 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $10.4 million as of September 30, 2014 and December 31, 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

(4)	As of September 30, 2014, floating rate whole loans includes $4.0 million and $12.0 million mezzanine components of two whole loans, which have fixed rates of 15.0% and 12.0%, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.48%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average maturity of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2014	2015	2016 and Thereafter	Total
As of September 30, 2014
B notes	$—	$—	$16,107	$16,107
Mezzanine loans	—	—	67,305	67,305
Whole loans	—	—	1,022,971	1,022,971
Total (1)	$—	$—	$1,106,383	$1,106,383

As of December 31, 2013
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
The following table provides information as to the lien position status of RSO's consolidated bank loans, (in thousands):

	Amortized Cost
	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	Northport LLC (1)	Moselle	Total
As of September 30, 2014
Loans held for investment:
First lien loans	$9,895	$87,107	$270,598	—	$101,021	$80,721	$549,342
Second lien loans	—	—	3,604	—	83,614	2,201	89,419
Third lien loans	—	—	—	—	—	—	—
Defaulted first lien loans	—	—	—	—	—	—	—
Defaulted second lien loans	—	972	379	—	—	86	1,437
Total	9,895	88,079	274,581	—	184,635	83,008	640,198
First lien loans held-for-sale, at fair value	35,738	365	571	—	—	—	36,674
Total	$45,633	$88,444	$275,152	—	$184,635	$83,008	$676,872

As of December 31, 2013
Loans held for investment:
First lien loans	$79,483	$126,890	$296,368	$72	$31,974	—	$534,787
Second lien loans	—	—	1,139	—	7,805	—	8,944
Third lien loans	3,020	2,475	2,463	—	—	—	7,958
Defaulted first lien loans	1,206	1,124	486	—	—	—	2,816
Defaulted second lien loans	334	334	—	—	—	—	668
Total	84,043	130,823	300,456	72	39,779	—	555,173
First lien loans held-for-sale, at fair value	537	651	1,189	—	4,473	—	6,850
Total	$84,580	$131,474	$301,645	$72	$44,252	—	$562,023

(1)
In September 2014, Resource TRS LLC and RCC Commercial transferred all loans to Northport LLC. At December 31, 2013, Resource TRS LLC and RCC Commercial held a total of $34.0 million and $10.3 million of loans, respectively, at amortized cost.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following is a summary of the allocation of the allowance for loan loss (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of September 30, 2014
B notes	$69	1.53%
Mezzanine loans	289	6.41%
Whole loans	3,685	81.76%
Bank loans	464	10.30%
Total	$4,507

As of December 31, 2013
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of September 30, 2014, RSO had recorded an allowance for loan losses on loans held for investment of $4.5 million consisting of a $464,000 allowance on RSO’s bank loan portfolio and a $4.0 million allowance on RSO’s commercial real estate portfolio.
As of December 31, 2013, RSO had recorded an allowance for loan losses on loans held for investment of $13.8 million consisting of a $3.4 million allowance on RSO’s bank loan portfolio and a $10.4 million allowance on RSO’s commercial real estate portfolio.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

H.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of September 30, 2014 and December 31, 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the three and nine months ended September 30, 2014 and 2013 (in thousands):

				Equity in Net Earnings (Losses) of Unconsolidated Subsidiary
		Balance as of	Balance as of	For the three months ended	For the three months ended	For the three months ended	For the nine months ended
	Ownership %	September 30, 2014	December 31, 2013	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Värde Investment Partners, L.P.	7.5%	$654	$674	$—	$6	$(19)	$49
RRE VIP Borrower, LLC	3% to 5%	—	—	770	(521)	2,506	(735)
Investment in LCC Preferred Stock	28.3%	40,157	41,016	13	(346)	(859)	(378)
Investment in CVC Global Credit Opportunities Fund (1)	29.57%	18,181	16,177	47	433	2,004	526
Investment in Life Care Funding (1)	50.2%	—	1,530	—	(107)	(75)	(350)
Investment in School Lane House (4)		—	975	57	—	1,106	—
Subtotal		58,992	60,372	887	(535)	4,663	(888)
Investment in RCT I and II (2)	3%	1,548	1,548	601	1,785	1,785	1,800
Investment in Preferred Equity (3)		—	7,149	—	332	410	821
Total		$60,540	$69,069	$1,488	$1,582	$6,858	$1,733

(1)	RSO began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(2)	For the three and nine months ended September 30, 2014 and 2013, these amounts are recorded in interest expense on RSO's consolidated statements of income.

(3)	For the three and nine months ended September 30, 2014 and 2013, these amounts are recorded in interest income on loans on RSO's consolidated statements of income.

(4)	Investment in School Lane House and preferred equity were sold as of September 30, 2014.
In January 2013, Long Term Care Conversion ("LTCC") invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. In February 2014, RSO invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of September 30, 2014
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$13,807
(Recovery) provision for loan losses	(3,708)	1,033	—	936	(1,739)
Loans charged-off	(2,665)	(3,960)	—	—	(6,625)
Allowance for losses at September 30, 2014	$4,043	$464	$—	$936	$5,443
Ending balance:
Individually evaluated for impairment	$—	$464	$—	$936	$1,400
Collectively evaluated for impairment	$4,043	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$165,960	$2,340	$—	$5,108	$173,408
Collectively evaluated for impairment (1)	$940,423	$637,772	$2,825	$—	$1,581,020
Loans acquired with deteriorated credit quality	$—	$86	$—	$—	$86

As of December 31, 2013
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705	$—	$—	$17,691
Provision for loan losses	2,686	334	—	—	3,020
Loans charged-off	(256)	(6,648)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—
Loans:
Ending balance: (2)
Individually evaluated for impairment	$194,403	$3,554	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—

(1)	Loan ending balance contains $83.0 million of loan value for which the fair value option has been elected. As such, no allowance for loan losses has been recognized for these loans.

(2)	Loan balances as of December 31, 2013 include loans held-for-sale.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Credit quality indicators
Bank Loans
RSO uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating.  RSO also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  RSO considers factors such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading its bank loans.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2014
Bank loans	$632,588	$—	$6,173	$—	$1,437	$36,674	$676,872

As of December 31, 2013
Bank loans	$488,004	$42,476	$18,806	$2,333	$3,554	$6,850	$562,023
All of RSO’s bank loans were performing with the exception of two loans with an amortized cost of $1.4 million as of September 30, 2014. Due to the consolidation of Moselle CLO in February 2014, RSO acquired four loans with deteriorated credit quality with an amortized cost of $86,000 as of September 30, 2014. As of December 31, 2013, all of RSO’s bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted in 2012, one of which defaulted as of March 31, 2013, and one of which defaulted as of June 30, 2013.
Commercial Real Estate Loans
RSO uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing RSO’s highest rating and 4 representing its lowest rating.  RSO designates loans that are sold after the period ends at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, RSO considers factors such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Total
As of September 30, 2014
Whole loans	$990,471	$32,500	$—	$—	$1,022,971
B notes	16,107	—	—	—	16,107
Mezzanine loans	45,447	21,858	—	—	67,305
	$1,052,025	$54,358	$—	$—	$1,106,383

As of December 31, 2013
Whole loans	$680,718	$32,500	$32,571	$—	$745,789
B notes	16,205	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	64,317
	$748,785	$44,955	$32,571	$—	$826,311
All of RSO’s commercial real estate loans were current as of September 30, 2014 and December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
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
Loans Receivable - Related Party
RSO recorded a $936,000 allowance for loan loss during the nine months ended September 30, 2014 on a related party loan due to defaults on two individually significant credits in the related party fund holding the loan that caused an unplanned cash flow deficiency.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2014
Whole loans	$—	$—	$—	$—	$1,022,971	$1,022,971	$—
B notes	—	—	—	—	16,107	16,107	—
Mezzanine loans	—	—	—	—	67,305	67,305	—
Bank loans (1) (2)	774	—	1,652	2,426	674,446	676,872	—
Residential mortgage loans (3)	—	251	117	368	57,165	57,533	—
Loans receivable-related party	—	—	—	—	5,108	5,108	—
Total loans	$774	$251	$1,769	$2,794	$1,843,102	$1,845,896	$—

As of December 31, 2013
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (2)	—	—	3,554	3,554	558,469	562,023	—
Residential mortgage loans (3)	234	91	268	593	16,322	16,915	—
Loans receivable-related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $4.5 million with a fair value of $86,000 at September 30, 2014.

(2)	Contains $36.7 million and $6.9 million of bank loans held for sale at September 30, 2014 and December 31, 2013, respectively.

(3)	Contains $54.7 million and $15.1 million of residential mortgage loans held for sale at September 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2014
Loans without a specific valuation allowance:
Whole loans	$127,888	$127,888	$—	$126,591	$11,882
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,543
Bank loans	$86	$86	$—	$86	$—
Residential mortgage loans	$2,825	$2,825	$—	$2,825	$107
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$2,340	$2,340	$(464)	$287	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$3,929	$3,929	$(936)	$4,831	$221

Total:
Whole loans	$127,888	$127,888	$—	$126,591	$11,882
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,543
Bank loans	2,426	2,426	(464)	373	—
Residential mortgage loans	2,825	2,825	—	2,825	107
Loans receivable - related party	3,929	3,929	(936)	4,831	221
	$175,140	$175,140	$(1,400)	$172,692	$14,753

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2013
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111

Three Months Ended September 30, 2013
Whole loans	2	$48,374	$52,716
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Lease receivables	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$48,374	$52,716

Nine Months Ended September 30, 2014
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111

Nine Months Ended September 30, 2013
Whole loans	4	$104,702	$109,044
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Lease receivables	—	—	—
Loans receivable - related party	1	6,592	6,592
Total loans	5	$111,294	$115,636
As of September 30, 2014 and 2013, there were no troubled-debt restructurings that subsequently defaulted.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

J.	Business Combinations - RSO
On October 31, 2013, RSO through its taxable REIT subsidiary ("TRS"), RCC Residential, completed a business combination whereby it acquired the assets of Primary Capital Mortgage, LLC ("PCM"), an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of RSO’s restricted stock. Any grant for employees of PCM are accounted for as compensation and are being amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests will be recorded as a distribution. For the three and nine months ended September 30, 2014, $185,000 and $545,000 of amortization of the stock grants were recorded to RSO's equity compensation expense on its consolidated statement of income and $52,000 and $156,000 of expense related to dividends on unvested shares was recorded to general and administrative expenses on its consolidated statement of income for the three and nine months ended September 30, 2014, respectively. There was no such expense of the three and nine months ended September 30, 2013.
Upon acquisition of PCM, RSO recognized an intangible asset of $600,000 related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
RSO has allocated the purchase price to the assets acquired and liabilities assumed based upon RSO’s best estimate of fair value with any shortage under the net tangible and intangible assets acquired allocated to gain on bargain purchase. The gain on bargain purchase resulted from the stock grant described above being accounted for as compensation under GAAP and was recorded as other income (expense) on RSO's consolidated statements of income.
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
On February 27, 2014, RSO made an additional capital contribution to LCF which gave RSO majority ownership at 50.2%. As a result, RSO began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. Although no further material purchase price adjustments for LCF are anticipated, RSO has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, RSO's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as RSO completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in RSO's consolidated financial statements, retrospectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

In February 2014, RSO purchased a $40.0 million interest in Moselle CLO, a European securitization, in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes, which was accounted for as a business combination. The assets of Moselle CDO consist of European senior secured loans, U.S. senior secured loans, U.S. senior unsecured loans, U.S. second lien loans, European mezzanine loans, and a limited amount of synthetic securities and other eligible debt obligations. The CLO is managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. While neither RSO nor any of its affiliates manages the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that RSO had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO.

K.	Intangible assets - RSO
RSO expects to record amortization expense on intangible assets of approximately $2.1 million for the year ended December 31, 2014, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017 and $1.6 million for the year ended December 31, 2018.  The weighted average amortization period was 6.8 years and 7.7 years at September 30, 2014 and December 31, 2013, respectively and the accumulated amortization was $11.6 million and $12.5 million at September 30, 2014 and December 31, 2013, respectively.
The following table summarizes intangible assets (in thousands).

	Asset Balance	Accumulated Amortization	Net Asset
As of September 30, 2014
Investment in RCAM	$21,213	$(11,325)	$9,888
Investment in PCM:
Wholesale or correspondent relationships	600	(234)	366
Total intangible assets	$21,813	$(11,559)	$10,254

As of December 31, 2013
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above market leases	29	(29)	—
Investment in PCM:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822
For the three and nine months ended September 30, 2014, RSO recognized $1.2 million and $4.0 million, respectively, of fee income related to the investment in RCAM. For the three and nine months ended September 30, 2013, RSO recognized $1.2 million and $4.2 million, respectively, of fee income related to the investment in RCAM.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

L.    Borrowings - RSO
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

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of September 30, 2014
RREF CDO 2006-1 Senior Notes	$105,841	$1	$105,842	1.93%	31.9 years	$139,267
RREF CDO 2007-1 Senior Notes	137,004	242	137,246	1.06%	32.0 years	273,839
RCC CRE Notes 2013	223,897	2,943	226,840	2.10%	14.2 years	269,371
RCC CRE 2014	231,365	3,979	235,344	1.44%	17.6 years	347,511
Apidos CDO I Senior Notes	47,848	—	47,848	2.54%	2.8 years	63,956
Apidos CDO III Senior Notes	83,621	—	83,621	1.11%	6.0 years	94,516
Apidos Cinco CDO Senior Notes	284,160	358	284,518	0.74%	5.6 years	303,385
Moselle CLO S.A. Senior Notes, at fair value (6)	94,904	—	94,904	1.19%	5.3 years	127,312
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,212	—	5,212	1.19%	N/A	—
Unsecured Junior Subordinated Debentures (2)	51,154	394	51,548	0.04%	22.1 years	—
6.0% Convertible Senior Notes	107,979	7,021	115,000	6.00%	4.2 years	—
CRE - Term Repurchase Facilities (3)	55,280	654	55,934	2.32%	20 days	83,133
CMBS - Term Repurchase Facility (4)	21,559	—	21,559	1.43%	23 days	26,540
RMBS - Term Repurchase Facility (5)	22,705	55	22,760	1.15%	1 day	28,533
Residential Mortgage Financing Agreements	48,885	—	48,885	3.56%	278 days	68,417
CMBS - Short Term Repurchase Agreements	36,633	—	36,633	1.53%	23 days	47,224
Senior Secured Revolving Credit Agreement (7)	32,911	2,589	35,500	4.13%	3 years	184,167
Total	$1,590,958	$18,236	$1,609,194	1.98%	12.2 years	$2,057,171

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

	Outstanding Borrowings	Unamortized Issuance Costs and Discounts	Principal Outstanding	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2013
RREF CDO 2006-1 Senior Notes	$94,004	$205	$94,209	1.87%	32.6 years	$169,115
RREF CDO 2007-1 Senior Notes	177,837	719	178,556	0.84%	32.8 years	318,933
RCC CRE Notes 2013	256,571	4,269	260,840	2.03%	15.0 years	305,586
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736
Apidos CDO III Senior Notes	133,209	117	133,326	0.88%	6.7 years	145,930
Apidos Cinco CDO Senior Notes	321,147	853	322,000	0.74%	6.4 years	342,796
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885
Unsecured Junior Subordinated Debentures (2)	51,005	543	51,548	4.19%	22.8 years	—
6.0% Convertible Senior Notes	106,535	8,465	115,000	6.00%	4.9 years	—
CRE - Term Repurchase Facilities (3)	29,703	1,033	30,736	2.67%	21 days	48,186
CMBS - Term Repurchase Facility (4)	47,601	12	47,613	1.38%	21 days	56,949
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487
Total	$1,319,810	$16,216	$1,336,026	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings are collateralized by the same assets as the Moselle CLO Securitized Borrowings, the Apidos CLO VIII Senior Notes and the Whitney CLO I securitized borrowings, respectively.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest costs of $43,000 and $26,000 related to CRE repurchase facilities as of September 30, 2014 and December 31, 2013, respectively.

(4)
Amounts also include accrued interest costs of $23,000 and $22,000 related to CMBS repurchase facilities as of September 30, 2014 and December 31, 2013, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions.

(5)	Amount also includes accrued interest costs of $21,000 related to RMBS repurchase facilities as of September 30, 2014.

(6)
The fair value option has been elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are states at fair value. The unpaid principal amounts of these borrowings were $95.0 million at September 30, 2014.

(7)
Weighted average borrowing rate included $25.0 million borrowed at the JP Morgan Chase Bank prime rate to fund the closing on investments. These borrowings were subsequently converted to the lower contracted LIBOR rate and began accruing interest at 2.66% as of October 1, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Securitizations

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of September 30, 2014
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$117.1
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$129.8
RCC CRE Notes 2013	December 2013	December 2028	N/A	$34.0
RCC CRE 2014	July 2014	April 2032	N/A	$—
Apidos CDO I Senior Notes	August 2005	July 2017	July 2011	$271.7
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$178.9
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$36.3
Moselle CLO S.A. Senior Notes	October 2005	January 2020	January 2012	$68.6
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$—
The investments held by RSO's securitizations have collateralized the debt issued by the securitizations and, as a result, are not available to RSO, its creditors, or stockholders. All senior notes purchased and retained by RSO as of September 30, 2014 eliminate in the RSO consolidation.
RCC CRE 2014
In July 2014, RSO closed RCC CRE 2014, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans.  The investments held by RCC CRE 2014 securitized the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  RCC CRE 2014 issued a total of $235.3 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class C senior notes (rated B2:Moody's) for $17.7 million.  In addition, RREF 2014-CRE2 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE 2014, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE 2014. There is no reinvestment period for RCC CRE 2014, which will result in the sequential paydown of notes as underlying collateral matures and paydown.
At closing, the senior notes issued to investors by RCC CRE 2014 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus1.05%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.5%; and (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%.  All of the notes issued mature in April 2032, although RSO has the right to call the notes anytime after July 2016 until maturity.  The weighted average interest rate on all notes issued to outside investors was 1.44% at September 30, 2014.
Moselle CLO S.A.
           In February 2014, RSO purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the subordinated notes Moselle CLO. Due to RSO's economic interest combined with its contractual, unilateral kick-out rights acquired upon its purchase of a majority of the subordinate notes, RSO determined that it had a controlling financial interest and consolidated Moselle CLO.  The notes purchased by RSO are subordinated in right of payment to all other notes issued by Moselle CLO.
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
All notes issued mature on January 6, 2020. RSO has the right to call the notes anytime after January 6, 2010 until maturity. The weighted average interest rate on all notes was 1.19% at September 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Repurchase and Mortgage Finance Facilities
Borrowings under the repurchase and mortgage finance facilities agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings is summarized in the following table (dollars in thousands):

	September 30, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$21,559	$26,540	30	1.43%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	47,704	71,822	4	2.21%	30,003	48,186	8	2.67%
Deutsche Bank AG (3)	7,576	11,311	1	3.03%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	25,575	29,529	8	1.47%	—	—	—	—%
Wells Fargo Securities, LLC	11,058	17,695	1	1.66%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (4)	22,705	28,533	6	1.15%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	16,526	17,831	94	3.45%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	4,395	6,079	22	2.78%	2,711	3,398	17	4.58%
Wells Fargo Bank	27,963	44,508	66	3.75%	—	—	—	—%
Totals	$185,061	$253,848			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes zero and $12,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $260,000 and $732,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(3)	The Deutsche Bank term repurchase facility includes $395,000 and $300,000 of deferred debt issuance costs as of September 30, 2014 and December 31, 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $55,000 of deferred debt issuance costs as of September 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on RSO's consolidated balance sheets.

	September 30, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$5,153	$6,736	7	1.66%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,146	6,262	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	20,437	30,869	9	1.46%	18,599	29,861	9	1.43%
Totals	$29,736	$43,867			$64,094	$93,823

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
September 30, 2014
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$7,353	20	1.43%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,233	1	1.15%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$23,677	20	2.21%
Deutsche Bank Securities, LLC	$3,266	20	3.03%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$—	0	—%
Wells Fargo Securities, LLC	$23,677	8	1.66%
Deutsche Bank Securities, LLC	$3,326	29	1.47%

Residential Mortgage Financing Agreements
New Century Bank	$17,016	334	3.45%
View Point Bank, NA	$4,485	91	2.78%
Wells Fargo Bank	$32,494	275	3.75%

December 31, 2013
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association (2)	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC (3)	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)	$5.2 million and $6.5 million of linked repurchase agreement borrowings are being included as derivative instruments as of September 30, 2014 and December 31, 2013, respectively.

(3)
There are no linked repurchase agreement borrowings being included as derivative instruments as of September 30, 2014. As of December 31, 2013 $17.0 million of linked repurchase agreement borrowings were being included as derivative instruments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

RMBS - Term Repurchase Facility
In June 2014, RSO's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which has an original one year term with a one year option to extend, and a maximum interest rate of 1.45% plus a 4.00% pricing margin.  The 2014 Facility has a current maturity date of June 22, 2015.
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
Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), RSO agreed to unconditionally and irrevocably guarantee to Wells Fargo the prompt and complete payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit the RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. Sellers and RSO were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of September 30, 2014.
CRE - Term Repurchase Facilities
On July 19, 2013, RCC Real Estate's wholly owned subsidiary, RCC Real Estate SPE 5 ("SPE 5"), entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans.  The DB Facility has a maximum amount of $200.0 million and an initial 12 month term, that ended on July 19, 2014. RSO paid an extension fee of 0.25% of the maximum facility amount to exercise the first of two one-year extensions at the option of SPE 5. The facility's current termination date is July 19, 2015. RSO guaranteed SPE 5's performance of its obligations under the DB Facility.

Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of August 30, 2015, which was amended from the original terms over the course of seven amendments.
At June 30, 2014, PCM received a waiver from ViewPoint Bank, NA on a covenant that requires PCM to maintain consolidated net income of at least one dollar for the preceding twelve month period and not allow PCM's consolidated net income to be a negative number for three consecutive months. The waiver removed all existing defaults and waived the net income covenant requirement until September 30, 2014. PCM was in compliance with all other financial covenant requirements under the agreement as of September 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

In July 2014, PCM entered into a master repurchase agreement with Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. The Wells Fargo facility contains provisions that provide Wells Fargo with certain rights if certain credit events have occurred with respect to one or more assets financed on the Wells Fargo facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the Wells Fargo facility, or may only be required to the extent of the availability of such payments. The facility has a maximum amount of $75.0 million and a termination date of July 2, 2015.
The Wells Fargo facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; and a judgment in an amount greater than 250,000 against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Wells Fargo facility and the liquidation by Wells Fargo of assets then subject to the Wells Fargo facility.
At September 30, 2014, PCM received a waiver from Wells Fargo Bank, NA on covenants that require PCM to maintain a combined loan-to-value ratio of at least 75% and a minimum adjusted tangible net worth of $30.0 million. The waiver removed all existing defaults and waived the required covenants as of September 30, 2014. PCM is in compliance with all other covenants under the agreement as of September 30, 2014.
Senior Secured Revolving Credit Facility
Effective September 18, 2014, RSO, through an indirect wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility with JP Morgan as the agent bank. On September 30, 2014, the accordion feature of the facility was exercised to bring the facility capacity to $225.0 million and concurrently an additional $15.0 million was secured through the addition of Customer's Bank to the syndicate, bringing the effective commitment to $125.0 million. At September 30, 2014, $35.5 million was outstanding on the facility. The facility bears interest at optional rates as either the Prime Rate or LIBOR/the Federal Funds rate as base rates, plus a spread, plus an applicable margin (either 1.50% or 2.50%). RSO guaranteed Northport LLC's performance of its obligations under this credit facility.
M. Related party transactions - RSO
Relationship with LEAF. LEAF Financial Corporation originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into a further amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into a further amendment to extend the maturity to February 15, 2015. Principal payments of $1.8 million were made during nine months ended September 30, 2014. During the three and nine months ended September 30, 2014, RSO recorded an allowance for loan loss on this loan of $236,000 and $936,000, respectively. The loan amount outstanding at September 30, 2014 and December 31, 2013 was $3.9 million (net of allowance of $936,000) and $5.7 million, respectively.
RSO's resulting interest from the formation of LEAF is accounted for under the equity method. For the three and nine months ended September 30, 2014, RSO recorded a gain of $13,000 and a loss of $859,000, respectively, and for the three and nine months ended September 30, 2013,recorded earnings of $304,000 and losses of $32,000 which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statement of income.  RSO’s investment in LEAF was $40.2 million and $41.0 million as of September 30, 2014 and December 31, 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

Relationship with CVC Credit Partners. CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to Resource Capital Asset Management ("RCAM"). Through RCAM, RSO was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2014, CVC Credit Partners earned subordinated fees of $309,000 and $1.0 million, respectively. For the three and nine months ended September 30, 2013, CVC Credit Partners earned subordinated fees of $160,000 and $515,000. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity interest in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was liquidated and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement since RSO is a related party of CVC Credit Partners. For the three and nine months ended September 30, 2014, RSO recorded earnings of $47,000 and $2.0 million, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. For the three and nine months ended September 30, 2013, RSO recorded earnings of $93,000. The fund's investment balance of $18.2 million and $16.2 million as of September 30, 2014 and December 31, 2013, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and nine months ended September 30, 2014, RSO paid Ledgewood $45,000 and $202,000, respectively, and for the three and nine months ended September 30, 2013 $70,000 and $155,000 in connection with legal services rendered to RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

N. Fair value of financial instruments
The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets:
Investment securities, trading	$—	$—	$9,187	$9,187
Investment securities available-for-sale	870	1,530	278,618	281,018
CMBS - linked transactions	—	—	14,272	14,272
Derivatives (net)	—	21,618	—	21,618
Total assets at fair value	$870	$23,148	$302,077	$326,095

Liabilities:
Derivatives (net)	$—	$872	$7,958	$8,830
Total liabilities at fair value	$—	$872	$7,958	$8,830

As of December 31, 2013
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	$—	$395	$10,191	$10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586
The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS Including Linked Transactions	ABS	RMBS	Structured Finance	Total
Beginning balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Total gains or losses (realized or unrealized):
Included in earnings	142	5,118	31	(2,454)	2,837
Purchases	105,572	61,402	31,058	3,999	202,031
Sales	(99,151)	(20,100)	—	(2,050)	(121,301)
Paydowns	(36,768)	(10,412)	(825)	—	(48,005)
Included in OCI	9,009	9,091	897	(1,481)	17,516
Transfers out of Level 2	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Ending balance, September 30, 2014	$189,589	$71,755	$31,612	$9,121	$302,077

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

In accordance with FASB ASC Topic 820-10-50-2-bbb, RSO is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by RSO. As such, RSO has not disclosed such information associated with fair values obtained from third-party pricing sources. Because RSO is not able to obtain significant observable inputs and market data points due to a change in methodology whereby RSO began using a third party valuation firm to determine fair value. RSO reclassified $94.9 million of CMBS (including certain CMBS accounted for as linked transactions), to Level 3 during the year ended December 31, 2013.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2014	$10,191
Unrealized losses – included in accumulated other comprehensive income	(2,233)
Ending balance, September 30, 2014	$7,958
RSO had no losses included in earnings due to other-than-temporary impairment charges during the three and nine months ended September 30, 2014, respectively. RSO had $255,000 and $811,000 of losses included in earnings due to the other-than-temporary impairment charges during the three and nine months ended September 30, 2013, respectively. These losses are included in RSO's consolidated statements of operations as net impairment losses recognized in earnings.
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the three and nine months ended September 30, 2014 was $807,000 and $1.2 million, respectively. For the three and nine months ended September 30, 2013, nonrecurring fair value losses for impaired loans was $69,000 and $3.1 million, respectively, and is included in the consolidated statements of operations as provision for loan and lease losses.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2014
Assets:
Loans held for sale	$—	$36,674	$54,708	$91,382
Impaired loans	—	893	—	893
Total assets at fair value	$—	$37,567	$54,708	$92,275

As of December 31, 2013
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$7,958	Discounted cash flow	Weighted average credit spreads	5.12%
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
Loans held-for-investment:  The fair value of RSO’s Level 2 Loans held-for-investment are primarily measured using a third-party pricing service.  The fair value of RSO’s Level 3 Loans held-for-investment are measured by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Loans receivable-related party are estimated by discounting the expected future cash flows using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
CDO notes are valued using the dealer quotes, typically the dealer who underwrote the CDO in which the notes are held. Moselle CLO is valued using a third-party pricing specialist.
Junior subordinated notes are estimated by obtaining quoted prices for similar assets in active markets.
RSO elected the fair value option for Moselle CLO when it consolidated it in 2014. The fair value option was elected for this CLO due to the relative pricing visibility on both the underlying assets and the notes of the CLO. Additionally, RSO believes the fair value option also better reflects the nature and intent of the management's investment in this vehicle. RSO recorded a gain of $2.2 million and $3.5 million on the fair value of loans of Moselle CLO and a loss of $2.6 million and $3.0 million on the fair value of the notes of Moselle CLO as net realized and unrealized gain/(loss) on investment securities available-for-sale and loans for the three and nine months ended September 30, 2014 on the consolidated statement of income. The interest income recorded to interest income-loans on the consolidated income statement and the interest expense recorded to interest expense on the consolidated income statement were calculated at the coupon rate. At September 30, 2014 there were no significant gains or losses for the assets or liabilities due to credit risk.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

The fair values of RSO’s remaining financial instruments that are not reported at fair value on its consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Loans held-for-investment (1)	$1,744,899	$1,730,763	$—	$632,815	$1,097,948
Loans receivable-related party	$4,172	$4,172	$—	$—	$4,172
CDO notes (2)	$1,213,852	$1,131,145	$—	$1,131,145	$—
Junior subordinated notes	$51,154	$17,648	$—	$—	$17,648
Repurchase agreements	$185,062	$185,062	$—	$—	$185,062
Senior secured revolving credit agreement	$32,911	$32,911	$—	$—	$32,911

As of December 31, 2013
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304

(1)	Contains loans for which the fair value method was elected with an unpaid principal balance of $89.2 million and a fair value of $83.0 million at September 30, 2014.

(2)	Contains notes for which the fair value method was elected with an unpaid principal balance of $95.0 million and a fair value of $92.5 million at September 30, 2014.

RAI - Other VIEs
In March 2014, the Company made a payment under a guarantee on behalf of a VIE that it does not consolidate. As a result of the payment, the Company re-evaluated the VIE for consolidation and determined to exclude it on the basis of immateriality to the consolidated financial statements.
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in trust preferred assets (the “Trapeza entities”) and asset-backed securities (the "Ischus entities”), and RREGPS were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2014.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at September 30, 2014 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$158	$—	$158
Trapeza entities	—	661	661
RREGPS	—	716	716
	$158	$1,377	$1,535

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2014
(unaudited)

(1)	Exclusive of expense reimbursements due to the Company.
NOTE 20 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:

On October 27, 2014, RSO called and liquidated Apidos CDO I.  Proceeds from the liquidation were used to pay the notes down in full.

On October 31, 2014, RSO agreed to a modification of the terms of its Wells CRE repurchase facility agreement.  The modification increases the facility maximum by $150.0 million from $250.0 million to $400.0 million and extends the facility's maturity date to August 27, 2016.  The modification has also increased the facility's maximum single asset concentration limit and reduced the minimum portfolio debt yield tests requirement.  The modification also reduced pricing spreads on select portfolio assets.  RSO paid a structuring fee of $1.6 million upon the closing of the modification.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The financial information presented reflects the operations and assets of Resource Capital Corp, or RSO, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage (NYSE: RSO), on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze the Resource America operations by its three business segments: Real Estate, Financial Fund Management, and Commercial Finance and one other segment, RSO, which is a consolidated VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes.
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of September 30, 2014, we managed $19.4 billion of assets.
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
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, diversified, closed-end management investment company which will invest at least 80% of its assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. During March 2014, we launched Resource Real Estate Global Property Securities, or RREGPS, an Australian unregistered managed investment fund, structured as a unit trust, which we manage through a joint venture with an unrelated third-party. We invested $677,400 in RREGPS in March 2014.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of issuers of collateralized loan obligations, or CLOs, and the management of legacy collateralized debt obligations, or CDOs. Through our joint venture, CVC Credit Partners, we have closed 11 CLOs with a total par value of approximately $5.8 billion since the formation of the joint venture in 2012. In September 2013, CVC Credit Partners completed the public offering of Credit Partners European Opportunities Limited, or the European Opportunities Fund, which invests in sub-investment grade European debt instruments. The offering raised €174.7 million and £150.8 million before transaction fees and expenses. Euro denominated shares trade under the symbol "CCPE" and Sterling denominated shares trade under the symbol "CCPG" on the London Stock Exchange.
In our commercial finance segment, we recorded provisions for credit losses of $559,000 and $3.3 million during the three and nine months ended September 30, 2014 on our receivables due from three of our commercial finance investment funds based on reductions in their projected cash flows, including a $210,000 write-down of our loan receivable from one of the funds in conjunction with our liquidating the fund in July 2014.
We recorded consolidated net income attributable to common shareholders of $1.5 million and $5.2 million for the three and nine months ended September 30, 2014, respectively.

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
Assets Under Management
We increased our assets under management by $2.8 billion to $19.4 billion at September 30, 2014 from $16.6 billion at September 30, 2013. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	September 30,		Increase
	2014	2013	Amount	Percentage
Financial fund management (2)	$15,696	$13,849	$1,847	13%
Real estate (3)	3,056	2,141	915	43%
Commercial finance	646	580	66	11%
	$19,398	$16,570	$2,828	17%

Net assets under management (4)	$9,191	$7,420	$1,771	24%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase primarily reflects the $1.8 billion increase in assets managed by CVC Credit Partners and a $324 million increase in private equity and other assets offset, in part, by reductions in eligible collateral bases of our ABS ($106.4 million) and trust preferred portfolios ($117.1 million).

(3)
The increase is primarily due to the $573.0 million increase in assets managed for RRE Opportunity REIT I; the offering for this fund was closed in December 2013 and an increase of $274.0 million in commercial real estate assets managed for RSO.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Our assets under management are primarily managed through various investment entities including CDOs and CLOs; public and private limited partnerships; tenant-in-common, or TIC property interest programs; two REITs; and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2014 (1)
Financial fund management	46	8	—	11
Real estate	4	8	6	6
Commercial finance	—	3	—	2
	50	19	6	19
As of September 30, 2013 (1)
Financial fund management	45	13	—	4
Real estate	2	9	6	5
Commercial finance	—	4	—	2
	47	26	6	11

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

As of September 30, 2014 and 2013, we managed assets in the following classes for the accounts of institutional and individual investors, RSO and for our own account (in millions):

	September 30, 2014				September 30, 2013
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$9,738	$1,384	$—	$11,122	$9,284
Trust preferred securities (2)	3,253	—	—	3,253	3,370
Asset-backed securities (2)	912	—	—	912	1,018
Mortgage and other real estate-related loans (3)	4	1,452	—	1,456	1,095
Real properties (3)	1,562	—	16	1,578	1,046
Commercial finance assets (4)	646	—	—	646	580
Private equity and other assets (2)	84	347	—	431	177
	$16,199	$3,183	$16	$19,398	$16,570

Net assets under management (5)	$7,207	$1,968	$16	$9,191	$7,420

(1)	We value these assets at their net outstanding collateral balance.

(2)	We value these assets at their amortized cost.

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
Employees
As of September 30, 2014, we had 721 full-time employees, an increase of 86 (14%) from September 30, 2013. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
September 30, 2014
Investment professionals	79	61	15	3
Other	95	35	11	49
	174	96	26	52
Property management	547	547	—	—
Total	721	643	26	52

September 30, 2013
Investment professionals	63	49	11	3
Other	75	17	17	41
	138	66	28	44
Property management	497	497	—	—
Total	635	563	28	44
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

Back to Index

Back to Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fund management revenues (1)	$13,241	$13,744	$43,460	$30,086
Finance and rental revenues (2)	2,420	2,289	7,088	6,908
RSO management fees (3)	3,309	4,756	9,106	9,891
(Losses) gains on resolution of loans (4)	(10)	9	(10)	1,632
Other revenues	869	3,624	1,983	5,917
Subtotal - Resource America revenues before consolidating with RSO	19,829	24,422	61,627	54,434
Consolidated VIE-RSO revenues	34,716	23,786	100,604	76,011
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(4,136)	(5,183)	(10,056)	(10,608)
	$50,409	$43,025	$152,175	$119,837

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
Results of Operations:  Real Estate
Through our real estate segment, we focus on three different areas:

•
the acquisition, ownership and management of portfolios of real estate and real estate related debt, which we have acquired through sponsored real estate investment entities as well as through joint ventures with institutional investors, that principally invest in multifamily housing;

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

The following table sets forth information related to real estate assets managed (1) (in millions):

	September 30,
	2014	2013
Assets under management (1):
Commercial real estate debt for RSO	$1,328	$1,058
Real estate investment funds and programs	572	573
RRE Opportunity REIT I	963	390
RRE Opportunity REIT II	17	—
Distressed portfolios	—	38
Properties managed for RSO	35	50
Institutional portfolios	15	15
Residential mortgages for RSO	88	—
Legacy portfolio	16	16
RREGPS	5	—
DIF	17	1
	$3,056	$2,141

Net assets under management	$3,054	$2,141

Back to Index

Back to Index

(1)	For information on how we calculate assets under management, see "Assets under Management” above.

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
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Management fees:
REIT management fees from RSO	$2,609	$4,589	$7,519	$9,447
Property management fees	3,110	2,379	8,292	7,914
Asset management fees	2,690	1,866	7,067	4,073
Broker-dealer fees	280	2,116	336	4,807
	8,689	10,950	23,214	26,241
Other:
Rental property income and revenues of consolidated VIEs (1)	1,280	1,205	3,797	3,672
Master lease revenues	1,119	1,084	3,270	3,236
Fee income from sponsorship of investment entities	3,299	2,725	11,410	4,996
(Losses) gains and fees on resolution of loans and other property interests	(10)	9	(10)	1,632
Equity in losses of unconsolidated entities	(88)	(23)	(669)	(334)
	$14,289	$15,950	$41,012	$39,443
Costs and expenses:
General and administrative expenses	$3,651	$4,866	$11,736	$11,459
Property management expenses	2,218	2,443	6,608	6,992
Broker-dealer expenses	1,381	1,966	3,013	4,550
Master lease expenses	1,265	1,038	3,484	4,004
Rental property expenses and expenses of consolidated VIEs (1)	869	865	2,523	2,509
	$9,384	$11,178	$27,364	$29,514

(1)	We generally consolidate a VIE when we are deemed to be the primary beneficiary of the entity.
Revenues − Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013
Revenues from our real estate operations decreased $1.7 million (10%) to $14.3 million for the three months ending September 30, 2014 from $16.0 million for the three months ended September 30, 2013.  We attribute these changes primarily to the following:
Management fees

•	a $2.0 million decrease in REIT management fees from RSO, which can vary from quarter to quarter depending on the results of RSO.

•	a $731,000 increase in property management fees, corresponding to the increase in the number of properties under management by 10 to 75 at September 30, 2014 from 65 at September 30, 2013.

•
a $1.8 million decrease in broker-dealer manager fees. The three months ended September 30, 2013 reflects fees earned related to the RRE Opportunity REIT I offering, which closed in December 2013, as compared to the fees earned in 2014 in connection with the offering of RRE Opportunity REIT II which broke escrow in June 2014; and

Back to Index

Back to Index

•
an $824,000 increase in asset management fees, principally due to a $1.3 million increase in the fees earned from RRE Opportunity REIT I as a result of an increase in its assets under management net of a $139,000 decrease in fees due to sale of assets we managed on behalf of RSO.

Other revenues

•	a $574,000 increase in fee income in connection with the purchase and third-party financing of properties through RRE Opportunity REIT I, as follows:

•	During the three months ended September 30, 2014, we earned $3.3 million in fees, respectively, primarily from the following activities:

•	acquired two properties valued at $98.5 million;

•	purchased the minority interests in three properties for $1.1 million;

•	sold two properties valued at $36.1 million; and

•	placed financing on properties totaling $57.5 million.

•	In comparison, during the three months ended September 30, 2013, we earned $2.7 million in fees primarily from the following:

•	acquired four properties valued at $105.3 million;

•	sold two properties valued at $19.8 million; and

•	refinanced one property for $8.2 million.
Costs and Expenses - Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013
Costs and expenses of our real estate operations decreased $1.7 million (16%) for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. We attribute this primarily to the following:

•
a $1.2 million decrease in general and administrative expenses, principally a $955,000 decrease in wages and benefits, reflecting the incentive bonus that was paid in 2013 in conjunction with the sale of a property;

•	a $227,000 decrease in the consolidated expenses of a property in which we hold a master lease; and

•
a $585,000 decrease in broker-dealer expenses. During the three months ended September 30, 2014, we incurred commission costs of $104,000 in conjunction with the offering of RRE Opportunity REIT II as compared to $987,000 of costs incurred for the RRE Opportunity REIT I offering.

Revenues - Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013
Revenues from our real estate operations increased $1.6 million (2%) to $41.0 million for the nine months ended September 30, 2014, from $39.4 million for the nine months ended September 30, 2013.  We attribute these changes primarily to the following:
Other revenues

•	a $6.4 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	During the nine months ended September 30, 2014, we earned $11.4 million in fees, primarily from the following activities:

•	acquired eight properties valued at $302.4 million, and member interests in a pool of 10 properties for $59.5 million;

•	sold six properties valued at $143.0 million; and

•	placed a total of $297.9 million in financings on properties.

Back to Index

Back to Index

•	In comparison, during the nine months ended September 30, 2013, we earned $5.0 million in fees primarily from the following activities:

•	acquired nine properties valued at $169.7 million;

•	sold four properties valued at $43.1 million; and

•	refinanced one property for $8.2 million.

•
a $1.6 million decline in gains and fees on the resolution of property interests. During the nine months ended September 30, 2013, we recognized a gain of $1.6 million from the sale of our 10% interest in a real estate joint venture. We had no such transactions during the nine months ended September 30, 2014.

Management fees

•
a $2.1 million increase in asset management fees, principally due to a $3.4 million increase in the fees earned from RRE Opportunity REIT I as a result of the increase in its assets offset, in part by, a $380,000 decrease in fees related to assets sold by an RSO joint venture.

The increase in management fees was more than offset by the following:

•	a $1.9 million decrease in REIT management fees from RSO, which can vary from quarter to quarter depending on the results of RSO; and

•
a $4.5 million decrease in broker-dealer fees. During the nine months ended September 30, 2013, we earned broker-dealer fees in connection with the RRE Opportunity REIT I offering, which closed in December 2013, as compared to the RRE Opportunity REIT II offering, which broke escrow in June 2014.

Costs and Expenses − Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013
Costs and expenses of our real estate operations decreased $2.2 million (7.3%) for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. We attribute these changes primarily to the following:

•
a $277,000 decrease in general and administrative expenses, which reflects a $330,000 decrease in wages and benefits principally in conjunction with the increase in allocations to RRE Opportunity REIT I and II reflecting the additional resources applied to those entities as their assets under management increase;

•	a $520,000 decrease in expenses for our master lease which are consolidated expenses of a property in which we hold a master lease; and

•
a $1.5 million decrease in broker-dealer expenses. During the nine months ended September 30, 2013, we incurred commission costs of $2.0 million in conjunction with the RRE Opportunity REIT I offering as compared to $120,000 incurred in 2014 in conjunction with the RRE Opportunity REIT II offering.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners, or CCP, a global joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity securities through CLO issuers, managed accounts and a credit opportunities fund;

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

Back to Index

Back to Index

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

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Type
September 30, 2014
CVC Credit Partners	$9,738	$1,384	$11,122
Trapeza	3,253	—	3,253
Ischus	912	—	912
Other	62	347	409
	$13,965	$1,731	$15,696

Net assets under management	$5,621	$517	$6,138

September 30, 2013
CVC Credit Partners	$7,075	$2,209	$9,284
Trapeza	3,370	—	3,370
Ischus	1,018	—	1,018
Other company-sponsored partnerships	158	19	177
	$11,621	$2,228	$13,849

Net assets under management	$4,893	$387	$5,280

(1)	For information on how we calculate assets under management and net assets under management, see "Assets Under Management" above.
CVC Credit Partners
We and our joint venture partner have, through CCP, sponsored, structured and/or currently manage 24 CLO issuers and nine separately managed accounts for institutional and individual investors as well as for RSO, holding approximately $11.1 billion in U.S. and European bank loans and corporate bonds at September 30, 2014, of which $1.4 billion are managed on behalf of RSO.
For the CLOs managed, CCP earns average fees of 0.14% (senior) and 0.28% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on the debt. For separately managed accounts, CCP earns approximately 0.83% on the average balance of assets managed.
During the three and nine months ended September 30, 2014, we received 75% of the incentive management fees generated by seven legacy Apidos CLOs.
Trapeza
We sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.3 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at September 30, 2014.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. We also own a 50% interest in the general partner of one affiliated limited partnership, which is in the process of liquidation. Four former limited partnerships and related general partners have been liquidated during 2014.
On average, we earn 0.12% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.

Back to Index

Back to Index

Ischus
We sponsored, structured and/or currently manage nine CDO issuers for institutional and individual investors, which hold approximately $912.0 million in real estate ABS, including RMBS, CMBS and credit default swaps at September 30, 2014.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers. One of these CDO issuers no longer pays management fees.
Other
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which hold approximately $62.0 million of investments in financial institutions at September 30, 2014. We derive revenues from these operations through annual management fees, based on an average of 1.85% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.
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
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Fund management fees	$821	$871	$2,895	$2,315
Fund management fees - incentive	941	541	5,798	1,655
RSO management fees - trading portfolio	—	30	—	(10)
RSO management fees	700	139	1,587	431
Structuring and placement fees	215	2,013	3,582	2,013
Loan origination fees	354	—	1,277	—
Introductory agent fees	439	333	1,132	826
Equity in earnings of unconsolidated CDO issuers	258	220	719	660
Equity in earnings of CVC Credit Partners	586	593	1,227	698
Gains, net, on trading securities	855	3,472	1,910	5,714
Other revenues	15	81	74	132
	5,184	8,293	20,201	14,434
Total limited and general partner interests	373	209	572	800
	$5,557	$8,502	$20,773	$15,234
Costs and expenses:
General and administrative expenses	$2,812	$3,547	$9,980	$7,769
Revenues − Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013
Revenues decreased $2.9 million (35%) to $5.6 million for the three months ended September 30, 2014 from $8.5 million for three months ended September 30, 2013. We attribute the decrease to the following:

•
a $50,000 decrease in fund management fees, primarily due to the collection of a deferred subordinated collateral management fee from our Trapeza operations in the three months ended September 30, 2013 that did not recur in 2014;

•
a $1.8 million decrease in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting a European CLO, during the three months ended September 30, 2013, for an unrelated third-party collateral manager. There was no such fee earned during the three months ended September 30, 2014.

Back to Index

Back to Index

•	a $2.6 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio, which can vary significantly by quarter.
These decreases were partially offset by the following increases:

•	a $400,000 increase in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs,

•	a $561,000 increase in RSO management fees, due to the allocation of fees to Northport for their management of middle market assets on behalf of RSO;

•	$354,000 of loan origination fees earned by Northport as a result of middle market loans issued by RSO;

•
a $106,000 increase in introductory agent fees earned in connection with six structured security transactions with an average fee of $73,100 as compared to ten structured security transaction with an average fee of $33,000 for the prior year period; and

•
a $164,000 increase in fair value adjustments recorded for our limited partner general partner and members interests in unconsolidated partnerships, including gains of $149,000 on Pelium Capital LP, a newly sponsored credit opportunities fund and $240,000 on RCM Global LLC, a newly formed venture between the us, RSO and certain related parties.

Costs and Expenses − Three Months Ended September 30, 2014 as Compared to Three Months Ended September 30, 2013
    Costs and expenses of our financial fund management operations decreased $735,000 (21%) to $2.8 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013. We attribute this decrease to a decrease in incentive compensation in connection with the September 2013 structuring and placement fees earned.
Revenues − Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013
Revenues increased $5.5 million (36%) to $20.8 million for the nine months ended September 30, 2014 from $15.2 million in the nine months ended September 30, 2013. We attribute the increase primarily to the following:

•
a $580,000 increase in fund management fees, primarily due to the collection of a deferred subordinated collateral management fee from our Trapeza operations and increased capital bases in our unconsolidated company sponsored partnerships as a result of fair value adjustments;

•	a $4.1 million increase in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs;

•	a $1.2 million increase in RSO management fees, due to the allocation of fees earned by Northport for their management of middle market assets on behalf of RSO;

•
a $1.6 million increase in structuring and placement fees related to underwriting European CLOs for an unrelated third-party collateral manager. During the nine months ended September 30, 2014 and 2013, Resource Capital Markets earned fees of $3.6 million and $2.0 million, respectively;

•	$1.3 million of loan origination fees earned by Northport as a result of middle market loans issued by RSO;

•
a $306,000 increase in introductory agent fees as a result of fees earned in connection with 20 structured security transactions with an average fee of $57,000 as compared to 29 structured security transactions with an average fee of $28,000 for the prior year period; and

•
a $529,000 increase in equity in earnings of CCP, due primarily to the 2013 up-front transaction costs associated with the public offering of CVC Credit Partners European Opportunities Limited, a European publicly listed investment vehicle, which closed in June 2013.

These increases were partially offset by the following decreases, which can vary significantly by quarter:

•	a $3.8 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio; and

•	a $228,000 decrease in fair value adjustments recorded for our limited and general partner interests in unconsolidated company-sponsored partnerships.
Costs and Expenses − Nine Months Ended September 30, 2014 as Compared to Nine Months Ended September 30, 2013
    Costs and expenses of our financial fund management operations increased $2.2 million (28%) to $10.0 million and for the three months ended September 30, 2014 from $7.8 million in the nine months ended September 30, 2013, primarily as a result of the increased number of employees.

Back to Index

Back to Index

Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF Commercial Capital Inc., or LEAF, increased by $65.0 million to $645 million as compared to $580.0 million at September 30, 2013. This increase reflects a $83.0 million increase in the LEAF portfolio, offset in part by a $18.0 million decrease in the assets managed by our four investment partnerships, reflecting the natural runoff of those portfolios. As of September 30, 2014, LEAF managed 61,355 leases and loans for itself and our investment entities, with an average original finance value of $21,300 and an average term of 54 months. As of September 30, 2013, LEAF managed approximately 55,000 leases and loans for itself and our investment entities, with an average original finance value of $24,000, and an average term of 57 months.
The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	September 30,
	2014	2013
LEAF	$586	$503
Commercial finance investment partnerships	59	77
	$645	$580

(1)	For information on how we calculate assets under management, see “Assets under Management” above.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Equity in losses of investment entities	$(100)	$(28)	$(237)	$(233)
Equity in losses of LEAF	83	(2)	79	(10)
	$(17)	$(30)	$(158)	$(243)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$89	$57	$276	$160
General and administrative expenses - other	36	18	75	(259)
	$125	$75	$351	$(99)
During 2012, our share of LEAF's losses reduced our investment to zero and, as a result, since then we have not reflected losses of LEAF in our consolidated financial statements. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $105,000 and $605,000 of fund management fees from these entities during the three and nine months ended September 30, 2014 and $410,000 and $1.5 million during the three and nine months ended September 30, 2013, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs were $2.4 million and $8.3 million for the three and nine months ended September 30, 2014, respectively, a decrease of $79,000 (3%) and an increase of $1.5 million (22%) as compared to $2.5 million and $6.8 million for the three and nine months ended September 30, 2013, respectively. Wages and benefits increased relative to our increased assets managed by $25,000 and $826,000 for the three and nine months ended September 30, 2014, respectively, including an additional $185,000 and $458,000, respectively, of expense related to stock-based compensation awards. For the nine months ended September 30, 2014, professional fees increased by $881,000 primarily due to the additional audit and legal fees incurred relative to the change in our reporting year end as well as the consolidation of RSO.

Back to Index

Back to Index

Other-Than-Temporary Impairment Losses
There were no other-than-temporary impairment losses recorded during the three and nine months ended September 30, 2014. During the nine months ended September 30, 2013, we recorded $214,000 of impairment losses on certain of our investments in CLOs, primarily those with investments in bank loans.
Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commercial finance:
Receivables from managed entities	$582	$1,797	$3,381	$6,142
Leases and loans and future payment card receivables	(24)	(18)	(37)	(25)
Real estate:
Receivables from managed entities	(1)	13	1	(2,524)
Rent receivables	2	16	(3)	1
Financial fund management:
Receivables from managed entities	—	—	—	199
	$559	$1,808	$3,342	$3,793
We have estimated, based on projected cash flows, that three of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $0.6 million and $3.3 million for the three and nine months ended September 30, 2014, respectively, and $1.8 million and $6.1 million for the three and nine months ended September 30, 2013, respectively.
During the nine months ended September 30, 2013, as a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision that was previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed another $1.5 million of previously recorded provisions.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Real estate property investments	$136	$150	$398	$571
Other operating segments - primarily depreciation on fixed assets	317	263	971	747
Total depreciation expense	$453	$413	$1,369	$1,318
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three and nine months ended September 30, 2014 and 2013, corporate interest is comprised primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. Real estate segment interest primarily relates to the mortgage on our hotel property in Savannah, Georgia. The following table reflects interest expense as reported by segment (in thousands):

Back to Index

Back to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Corporate	$275	$315	$859	$905
Real estate	190	209	577	613
Financial fund management	—	7	—	7
Commercial finance	2	(1)	11	—
	$467	$530	$1,447	$1,525
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Noncontrolling interests in consolidated VIE-RSO (1)	$(14,214)	$(23,708)	$(48,759)	$(44,394)
Other:
Real estate - hotel property (2)	$1	$(40)	$(61)	$(23)
Real estate - Australian joint venture (3)	10	—	28	—
	$11	$(40)	$(33)	$(23)

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
Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations between us and RSO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RAI	$1,741	$1,261	$4,991	$(396)
RSO	(237)	722	(667)	4,221
Total	$1,504	$1,983	$4,324	$3,825
The following paragraphs discuss our income taxes, exclusive of the income tax provision for our consolidated VIE-RSO.
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 40% and 42% for the three and nine months ended September 30, 2014, respectively, as compared to a provision of 25% and benefit of 7% benefit for the three and nine months ended September 30, 2013, respectively. The change in the income tax rate primarily relates to additional tax benefits recorded for the three and nine months ended September 30, 2013 which are not applicable for the three and nine months ended September 30, 2014. Our effective income tax rate without discrete tax items would have been 43% and 38% for the three and nine months ended September 30, 2014.

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
The following summarizes the operating activities of RSO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total interest income	$33,841	$28,464	$91,518	$92,499
Interest expense	11,589	11,762	31,836	34,061
Net interest income	22,252	16,702	59,682	58,438
Other revenues	12,464	7,084	40,922	17,573
Total revenues	34,716	23,786	100,604	76,011
Operating expenses	18,449	16,276	50,353	47,331
Net operating income	16,267	7,510	50,251	28,680
Other revenues, net	(1,936)	16,607	(758)	16,607
Net income	$14,331	$24,117	$49,493	$45,287
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of September 30, 2014.
Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE, RSO, as we do not have access to, or the ability to utilize, any of RSO's assets, nor do we have any obligation or liability with respect to any of its liabilities or borrowings.
As an asset manager, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages, benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds.
At September 30, 2014, our liquidity consisted of four primary sources:

•	cash on hand of $26.4 million;

•	$14.0 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at September 30, 2014 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.

Back to Index

Back to Index

Refinancing and Repayment of Our Debt. In November 2013, we amended our credit facility with Republic First Bank to extend the maturity date to December 28, 2016. In April 2014, we amended our credit facility with TD Bank to extend the maturity date to December 31, 2017. In addition, the maximum borrowing capacity was increased from $7.5 million to $11.5 million.
As of September 30, 2014, our total borrowings outstanding of $20.5 million included $10.0 million of Senior Notes, $10.1 million of mortgage debt (secured by the underlying property) and $311,000 of other debt.
Capital Requirements
Our capital needs consist principally of available funding to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles. Accordingly, the amount of capital we require will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.
Dividends
We used our cash reserves to fund dividend payments during the quarter ended June 30, 2013 as cash flows from operations were insufficient.
For the nine months ended September 30, 2014 and 2013, we paid cash dividends of $3.0 million and $1.2 million, respectively. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE-RSO, as we do not have any obligation on or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at September 30, 2014 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$10,141	$209	$457	$521	$8,954

Recourse to us:
Other debt (1)	10,000	—	—	10,000	—
Capital lease obligations (1)	310	223	87		—
	10,310	223	87	10,000	—

Operating lease obligations	14,298	2,222	4,360	3,926	3,790
Other long-term liabilities	6,237	809	1,534	1,349	2,545
Total contractual obligations	$40,986	$3,463	$6,438	$15,796	$15,289

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2014 - less than 1 year: $1.6 million; 1-3 years:  $2.2 million; 3-5 years:  $1.6 million; and after 5 years: $1.0 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$803	$803	$—	$—	$—
Total commercial commitments	$803	$803	$—	$—	$—

Back to Index

Back to Index

Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $221,000 as of September 30, 2014 and December 31, 2013, respectively.  As of September 30, 2014 and December 31, 2013, Resource Securities net capital was $551,000 and $2.7 million, respectively, which exceeded the minimum requirements by $451,000 and $2.5 million, respectively.
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
As of September 30, 2014, except for the executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.
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
The financial statements for the three and nine months ended September 30, 2014 and 2013 reflect the consolidation of RSO, see Note 19 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.
Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities (which we refer to as our Trapeza entities) and asset-backed securities (which we refer to as our Ischus entities), and RREGPS were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2014.
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
Debt
At September 30, 2014, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2014 for a short-term period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of September 30, 2014 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of September 30, 2014, our trading security portfolio was comprised of $1.0 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of September 30, 2014, the hypothetical loss would have been approximately $102,000.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the quarter ended September 30, 2014 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2014	136,968	$9.44	136,968	629,141
August 2014	419,277	$9.40	419,277	209,864
September 2014	109,688	$9.47	109,688	100,176
	665,933

(1)	The average price per share as reflected above includes broker fees and commissions.
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

Back to Index

Back to Index

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Form of Warrant. (2)
4.2	Form of 9% Senior Note due 2015. (10)
4.3	Form of 9% Senior Note due 2018. (22)
10.1(a)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (5)
10.1(b)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (7)
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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated February 10, 2014. (15)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7	Employment Agreement between Alan Feldman and Resource America, Inc., dated January 29, 2009. (15)
10.8(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.8(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.8(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.8(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.8(e)	Fourth Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.9	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.10	Resource America, Inc. Investment Savings Plan. (17)
10.11	Resource America, Inc. 2012 Non-Employee Director Deferred Stock Plan. (18)
10.12(a)	Resource America, Inc. Amended and Restated Omnibus Equity Compensation Plan. (19)
10.12(b)	Form of Grant of Incentive Stock Option. (20)
10.12(c)	Form of Grant of Non-Qualified Incentive Stock Option. (20)
10.12(d)	Form of Stock Award Agreement. (21)

Back to Index

Back to Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk factors of Resource Capital Corp. (15)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 16, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 12, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 18, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 13, 2013 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 17, 2014 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on April 28, 2014 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Registration Statement on Form S-8 filed on April 13, 2009 and by this reference incorporated herein.

(18)	Filed previously as an exhibit to our Proxy Statement filed on January 30, 2012 and by this reference incorporated herein.

(19)	Filed previously as an exhibit to our Proxy Statement filed on April 16, 2014 and by this reference incorporated herein.

(20)	Filed previously as an exhibit to our Annual report on Form 10-K/A filed on March 27, 2006 and by this reference incorporated herein.

(21)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

(22)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 2, 2014 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

November 10, 2014	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

November 10, 2014	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index