Form 10-K
period 2014-12-31
RESOURCE AMERICA, INC.
filed 2015-03-13
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(215) 546-5005
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Name of exchange on which registered
Common stock, par value $.01 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second quarter (June 30, 2014) was approximately $146,392,000.
The number of outstanding shares of the registrant’s common stock on March 5, 2015 was 22,994,366 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement filed with the Commission in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

Back to Index

PART I

ITEM 1.	BUSINESS.

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors.” These risks and uncertainties could cause our actual results and financial position to differ materially from those anticipated in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law. We make references to the years ended December 31, 2014, 2013 and 2012 as 2014, 2013 and 2012, respectively.
General
We are a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2014, we managed $20.2 billion of assets.
We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise. We believe this strategy enhances the return on investment we can achieve for our funds. In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, and investments in “value-added” properties (properties which, although not distressed, need substantial improvements to reach their full investment potential). In our financial fund management operations, we concentrate on bank loans, trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, and asset backed securities, or ABS.
In our real estate segment, our efforts our focused primarily on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. During 2013, our public offering for Resource Real Estate Opportunity REIT, Inc., or Opportunity REIT I, raised a total of $635.0 million (including proceeds of a private offering). We increased our real estate assets under management during 2014 by acquiring and financing properties. As of December 31, 2014, we manage $985.0 million of assets on behalf of Opportunity REIT I. We also continued raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II.  As of December 31, 2014, Opportunity REIT II has raised $46.8 million; through March 10, 2015, total funds raised increased to $101.9 million. For 2015, we plan to continue to raise funds for Opportunity REIT II as well as for our newest fund, Resource Real Estate Innovation Office REIT, Inc., or Innovation Office REIT, which we expect to be effective by the second quarter of 2015.
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-traded, diversified, closed-end investment company. Its focus is to invest at least 80% of its assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. As of December 31, 2014, DIF has raised $25.7 million; through March 10, 2015, total funds raised increased to $35.3 million. In December 31, 2014, we entered into a joint venture with the principals of Pearlmark Real Estate Partners, L.L.C. to sponsor and manage private institutional real estate funds.
In our financial fund management segment, we continue to grow assets under management through the formation of collateralized loan obligation issuers, or CLOs (including collateralized debt obligation issuers, or CDOs), and managed accounts. During 2014, through CVC Credit Partners, a joint venture with an unrelated third-party, we added six CLOs with a total of $3.3 billion par value of assets and four managed accounts with committed capital of $724.0 million (of which $331 million has been deployed).

Back to Index

Back to Index

Both our real estate and financial fund management segments acquire and manage assets on behalf of Resource Capital Corp, or RSO. In 2013, we formed Northport Capital to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of RSO. At December 31, 2014, Northport held a total of $250.6 million of middle market loans at fair value, an increase of $240.3 million over its holdings at December 31, 2013.
Assets Under Management
As of December 31, 2014 and 2013, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	December 31, 2014				December 31, 2013
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$10,462	$1,180	$—	$11,642	$9,723
Trust preferred securities (1)	3,226	—	—	3,226	3,315
Asset-backed securities (1)	876	—	—	876	987
Mortgage and other real estate-related loans (2)	8	1,709	—	1,717	1,188
Real properties (2)	1,606	—	16	1,622	1,314
Commercial finance assets (3)	674	—	—	674	610
Private equity and other assets (1)	87	328	—	415	125
	$16,939	$3,217	$16	$20,172	$17,262

Net assets under management (4)	$7,480	$2,170	$16	$9,666	$7,910

(1)	We value these assets at their amortized cost.

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
Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CLO/CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2014 (1)
Financial fund management	46	12	—	11
Real estate	4	8	6	5
Commercial finance	—	2	—	2
	50	22	6	18
As of December 31, 2013 (1)
Financial fund management	44	11	—	8
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	46	23	6	15

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

Real Estate
Through our real estate segment, we focus on four different activities:

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

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility, and because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF and Australian funds.  In the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF as well as the expansion of this platform through the creation of additional liquid alternative funds; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

Multifamily Properties. We are the general partner of Opportunity REIT I and, in that capacity, manage its operations. Opportunity REIT I continues to acquire a diversified portfolio of U.S. commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage, including properties that is often acquired at discounted prices. In December 2013, Opportunity REIT I closed its initial offering having raised an aggregate of $635.0 million through its public and private offerings. Through, December 31, 2014, Opportunity REIT I has acquired 38 multi-family apartment complexes comprised of 11,945 units, excluding sold properties.

We are also the general partner of Opportunity REIT II, which commenced its public offering in February 2014 and seeks to obtain up to $1.0 billion in investor funding. As of March 10, 2015, Opportunity REIT II has raised $101.9 million and acquired two properties.

We record a 2% acquisition fee based on the cost of investments acquired on behalf of Opportunity REIT I and II, a monthly asset management fee equal to one-twelfth of 1.0% of cash deployed, and a disposition fee in connection with of the sale of a property that ranges from 1.0% to 2.75% of the contract sales price. We may also earn a debt financing fee equal to 0.5% of debt financing obtained. Additionally, we record property management fees (4.5% of gross property revenues) and debt servicing fees (2.75% on payments received from loans held for investment).
Real Estate Investment Entities. Since 2003, we have sponsored and manage 19 real estate investment entities that have raised a total of $319.3 million in investor funds. As of December 31, 2014, these entities hold interests in 40 multifamily apartment complexes comprising 9,895 units at a combined acquisition cost of $550.9 million, including interests owned by third-parties.
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
Resource Capital Corp. As of December 31, 2014, our real estate operations managed approximately $1.7 billion of commercial real estate assets on behalf of RSO. We discuss RSO in more detail in “− Resource Capital Corp.,” below.
    Legacy Portfolio of Loan and Property Interests. Between 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties. Since 1999, management has focused on resolving and disposing of these assets. At December 31, 2014, the remaining legacy portfolio consisted of five property interests, with an aggregate book value of $7.0 million.
Resource Residential. Our internal property management division, Resource Real Estate Management, Inc., or Resource Residential, has provided us with a source of stable revenues for our real estate operations. Furthermore, we believe that having direct management control over the properties in our investment programs has not only enabled us to enhance their profitability, but also provides us with a competitive edge in marketing our funds by distinguishing us from other sponsors of real estate investment funds. As of December 31, 2014, our property management division manages 75 properties, comprising approximately 21,000 apartment units in 20 states on behalf of our funds.

Back to Index

Back to Index

Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners L.P, or CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers, managed accounts, and a credit opportunities fund;

•
Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO, which we refer to as the RCM Agreement;

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and transactions;

•	Northport Capital, LLC, or Northport, provides middle market loan origination and management services to RSO under the RCM Agreement.

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

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions.
We derive revenues from our existing financial fund management operations through management fees, structuring and placement fees, trading activities and through our equity investments. We are entitled to receive distributions on amounts we have invested in CLOs, limited partnerships we formed that invest in financial institutions, and our CVC joint venture.
For the CLO issuers sponsored and managed through our joint venture, CVC Credit Partners, we earn average fees of 0.14% (senior) and 0.29% (subordinate) of the aggregate principal balance of eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on debt. During 2014, we received 75% of the incentive management fees generated by eight legacy Apidos CLOs, two of which were liquidated during the year.
Subsequent to the sale and resulting deconsolidation of Apidos, we no longer reflect the revenues and expenses of Apidos and the credit opportunities fund in our consolidated results; instead, we record our 33% equity interest in the operations of CVC Credit Partners.
For separately managed accounts, we earn approximately 0.85% on the average balance of assets managed.
Resource Capital Markets generates fees through a variety of services for third parties, including acting as introductory agent on structured transactions, assistance in CDO and CLO auction procedures and transaction structuring and placement of debt and equity investors in CLO transactions. In addition, Resource Capital Markets manages a trading portfolio for our own account, an investment portfolio for RCM Global, LLC, and Pelium Capital Partners, L.P., a hedge fund. RCM Global and Pelium are both newly-formed entities between us, RSO and certain related parties.
Northport earns loan origination fees of up to 2%, which are paid by the borrower on certain RSO middle market loans. During 2014, Northport assisted RSO in growing assets under management from $10.3 million to $250.6 million across 29 loans and, as a result, a larger portion of the RSO management fee was allocated to the Northport group in 2014.
For the CDO issuers sponsored and managed through our Trapeza and Ischus operations, fees primarily consist of base management fees. For the Trapeza CDO issuers we sponsored and manage, we share these base management fees with our co-sponsors.
RFIG currently manages seven affiliated partnerships for individual and institutional investors, which have a combined asset value of $71.3 million ($56.9 million cost basis) of investments in financial institutions at December 31, 2014. We derive revenues from these operations through annual management fees, based on an average of 1.88% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.

Back to Index

Back to Index

As of December 31, 2014, our financial fund management operations and our joint venture partner have sponsored and/or manage 46 CLO and CDO issuers (including five CLOs we manage on behalf of RSO) holding approximately $13.7 billion in assets as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CLO/CDO Issuers	Assets Under Management (1)
			(in millions)
CVC Credit Partners	Bank loans	24	$9,627
Trapeza	Trust preferred securities	13	3,226
Ischus	RMBS/CMBS/ABS	9	876
		46	$13,729

Net assets under management (2)			$5,267

(1)	Calculated as set forth in “Assets Under Management,” above.

(2)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Resource Capital Corp. As of December 31, 2014, our financial fund management operations managed $1.2 billion of bank loans on behalf of RSO that are in CLOs managed by CVC Credit Partners (RSO holds the equity interests in two of the CLOs). We discuss RSO in more detail in “ − Resource Capital Corp.,” below.
Resource Capital Corp.
RSO, a publicly-traded REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets. At December 31, 2014, we owned 2.9 million shares of RSO common stock, or approximately 2.2%.
We manage RSO through RCM. At December 31, 2014, we managed a total of $3.2 billion of assets on behalf of RSO. Under our management agreement with RSO, RCM receives a base management fee, incentive compensation, property management fees and a reimbursement for out-of-pocket expenses. The base management fee is 1/12th of 1.50% of RSO's equity per month. The management agreement defines “equity” as essentially shareholders' equity (including preferred equity as of March 2012), subject to adjustment for non-cash equity-based compensation expense and non-recurring charges to which the parties agree. The incentive compensation is 25% of (i) the amount by which RSO's adjusted operating earnings (as defined in the agreement) of RSO (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (ii) an amount equal to (a) the weighted average of the price per share of RSO's common shares in the initial offering by RSO and the prices per share of the common shares in any subsequent offerings of RSO, in each case at the time of issuance thereof, multiplied by (b) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted (i) to exclude events pursuant to changes in accounting principles generally accepted in the United States, or U.S. GAAP, or the application of U.S. GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RSO and the approval of a majority of RSO's directors in the case of non-recurring or unusual transactions or events and (ii) by deducting any fees paid directly by RSO to our employees, agents and/or affiliates with respect to profits earned by a taxable REIT subsidiary of RSO (calculated as if such fees were payable quarterly) not previously used to offset incentive compensation. RCM receives at least 25% of its incentive compensation in additional shares of RSO common stock and has the option to receive more of its incentive compensation in stock under the management agreement.
Under a fee agreement, in connection with the April 2012 sale of Apidos, we must pay a portion of the base management fee we receive from RSO to Apidos-CVC based on the equity owned by RSO in four Apidos CLOs multiplied by 1.5% and approximately 6% of any incentive compensation we receive from RSO to Apidos-CVC, excluding non-recurring items unrelated to Apidos-CVC. In October 2013, Apidos CLO VIII was refinanced into Apidos CLO XV, resulting in a $15.0 million reduction of RSO equity in Apidos CLOs. In October 2014, Apidos CDO I was liquidated, further reducing the amount of RSO equity in Apidos CLOs by $28.5 million. Both events resulted in a reduction in senior and incentive compensation due to Apidos-CVC.
Our financial statements have been prepared to consolidate the financial statements of RSO, see Note 2, Summary of Significant Accounting Policies,” and Note 22, “Variable Interest Entities” of the notes to our consolidated financial statements in Item 8 of this report.

Back to Index

Back to Index

Commercial Finance
Our lease origination and servicing operations are held by LEAF Commercial Capital, Inc., or LEAF, a joint venture between us, RSO, Eos Partners, L.P. (a private investment firm), and Guggenheim Securities LLC. As of December 31, 2014, our equity interest in LEAF was 13.2% on a fully diluted basis.
Our subsidiary, LEAF Financial Corporation, or LEAF Financial, is the manager of our two commercial finance investment partnerships (two other investment partnerships were liquidated during 2014). These partnerships are sub-serviced by LEAF. We have recorded provisions for credit losses of $3.1 million, $6.6 million and $19.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, on our receivables due from three of the funds based on reductions in their projected cash flows as of the measurement date. At December 31, 2014, the net receivable due to us from the two remaining funds was $2.9 million.
As of December 31, 2014, LEAF managed a $674.0 million commercial finance portfolio, of which $14.0 million was on behalf of the two investment partnerships.
Credit Facilities and Notes
As of December 31, 2014, we had two corporate credit facilities.
TD Bank. In March 2011, we entered into a line of credit loan agreement with TD Bank that, as of December 31, 2014, had no outstanding borrowings and availability of $11.5 million before reduction for an outstanding letter of credit. In April 2014, we amended the TD facility to (i) extend the maturity date to the earlier of (a) the expiration of our management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that we maintain an aggregate value of pledged securities of $6.0 million and (iii) have no cash advances outstanding for 30 consecutive days during each 1-year period beginning on April 25, 2014. The facility bears interest at either (a) the prime rate plus 2.25% or (b) London Interbank Offered Rate, or LIBOR, plus 3%. We are charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 outstanding letter of credit.
Borrowings on the credit facility are secured by a first priority security interest in specified assets and guarantees by certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of The Bancorp, Inc., or TBBK (NASDAQ: TBBK), common stock, and (iii) a pledge of 2,160,671 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75.00% of the net present value of future RSO management fees to be earned or (b) the maximum revolving credit facility amount. Weighted average borrowings for 2014 and 2013 were $0 and $147,945, at a weighted average borrowing rate of 0.0% and 3.2%, respectively.
Republic First Bank (or Republic Bank). In February 2011, we entered into a $3.5 million revolving credit facility with Republic Bank. The facility bears interest at the prime rate of interest plus 1% (with a floor of 4.5%). The loan is secured by a pledge of 700,000 shares of RSO common stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania. Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; or (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account. In November 2013, we amended this facility to extend the maturity date to December 28, 2016 and to increase the unused annual facility fee to 0.50%. As of December 31, 2014, there were no outstanding borrowings and availability under this facility was $3.0 million.
Senior Notes. In September and October 2009, we completed a private offering to certain senior executives and shareholders of $18.8 million of 12% senior notes due in September and October 2012, or the Senior Notes, with 5-year detachable warrants to purchase 3,690,195 shares with an exercise price of $5.10 per share. The warrants were all exercised as of December 31, 2014. The Senior Notes, which require quarterly payments of interest in arrears, are unsecured, senior obligations and are junior to our secured indebtedness. We refinanced the Senior Notes in November 2011 through a redemption of $8.8 million of the existing notes for cash and a modification of the terms of the remaining $10.0 million of notes to provide for a 9% interest rate and extended the maturity to October 2013. In August 2014, we further modified the Senior Notes to extend the maturity date to March 31, 2018 and to include an early redemption feature. We may redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption prices are at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101% and thereafter at 100%.

Back to Index

Back to Index

Asset Sourcing
Real Estate. We maintain relationships with asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us. We maintain offices in Philadelphia (PA), New York (NY), Denver (CO) and El Segundo (CA) as well as outside the United States in London, England, Singapore and Sydney, Australia that provide us with a platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets. We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on data generated by our $3.4 billion portfolio of assets under management.
Employees
As of December 31, 2014, we had 737 full-time employees, an increase of 82 (13%), from 655 employees at December 31, 2013. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
December 31, 2014
Investment professionals	82	65	14	3
Other	103	39	13	51
	185	104	27	54
Property management	552	552	—	—
Total	737	656	27	54

December 31, 2013
Investment professionals	63	50	10	3
Other	81	27	10	44
	144	77	20	47
Property management	511	511	—	—
Total	655	588	20	47
Operating Segments
We provide operating segment information in Note 20 of the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” We provide additional narrative discussion of our operating segments in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
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

Back to Index

Back to Index

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
Under current market conditions, our ability to raise equity capital from both retail and institutional investors may not be at the same levels that we have achieved historically. While we successfully raised a total of $635.0 million in equity capital through the sponsorship of Opportunity REIT I, we cannot assure you that we will have similar success in our fundraising efforts for Opportunity REIT II, or for any other investment entities we may support.
Declines in the market values of our investments may reduce our earnings and the availability of credit.
We classify a portion of our assets for accounting purposes as “available-for-sale.” As a result, changes in the market values of those assets are directly charged or credited to stockholders' equity. A decline in these values will reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale asset is other-than-temporary, such decline will reduce earnings. We cannot assure you that there will not be declines in the value of our assets, or that the declines will not be material, or that they will not be other-than-temporary.
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
As of December 31, 2014, we had two corporate credit facilities that were subject to variable interest rates. We may seek to obtain other credit facilities depending upon capital markets conditions. Any facilities that we may be able to obtain may also be at variable rates. As a result, increases in interest rates on such credit facilities, to the extent they are with recourse to us and are not matched by increased interest rates or other income from the assets whose acquisition was financed by these facilities, or are not subject to effective hedging arrangements, will increase our interest costs, which would reduce our net income or cause us to sustain losses. For a discussion of the effects of interest rate changes on our interest expense relating to our corporate credit facilities, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in this report.
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
We typically participate in our investment funds along with our investors, and believe that our participation enhances our ability to raise capital from investors. We typically fund our participations through cash derived from operations or from financing. If our cash from operations is insufficient to fund our participation in future investment funds we sponsor or if we are unable to obtain financing on acceptable terms, we may be limited in our ability, or unable, to participate in our funds, which would impede our ability to raise funds from investors and, thus, our ability to maintain and increase the revenues we receive from fund management.
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
At December 31, 2014, our allowance for possible credit losses was $17.0 million on receivables from managed entities, primarily representing 77.0% of the book value of the receivables from our commercial finance managed funds. We cannot assure you that these allowances will prove to be sufficient to cover future losses, or that any future provisions for credit losses that we may record will not be materially greater than those we have recorded to date. Losses that exceed our allowance for credit losses, or cause an increase in our provision for credit losses, could materially reduce our earnings.
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
Our real estate investment funds are subject to substantial competition.
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
In acquiring appropriate assets for our investment funds, we compete with numerous public and private investment entities, commercial banks, investment banks and other financial institutions, as well as industry participants, in each of our separate asset management areas. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Competition for desirable investments may result in higher costs and lower investment returns, and may reduce our ability to sponsor investment funds.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, may be detrimental to our business.
The Dodd-Frank Act has had a significant impact on us and the financial services industry due to increased compliance costs, hedging activities regulation, and broker-dealer compliance. Because much of the Dodd-Frank Act creates a framework through which regulatory reform will be promulgated, rather than providing regulatory reform itself, some of the impacts of the act are not yet fully known.
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
Our financial fund management business historically has consisted of the sponsorship and management of CLO issuers. Moreover, our ability to sponsor investment funds in our real estate segment is significantly affected by our ability to obtain financing for the funds and the assets they acquire. Although in we have been able to obtain financing necessary for us and our investment funds, we cannot assure you that we will be able to obtain new financing or refinance existing financing in the future on acceptable financial terms, or at all. An inability to obtain financing could limit or eliminate our ability to sponsor investment entities and increase our assets under management and, accordingly, impair our ability to generate asset management fees.

Back to Index

Back to Index

We typically have retained some portion or all of the equity in the CDOs or CLOs we sponsored. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO's expenses.
We typically have retained some portion or all of the equity interest in CDOs and CLOs we sponsored either directly or through other entities. The equity is usually entitled to all of the income generated by the CDO or CLO after the CDO or CLO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid. However, there will be little or no income available to the CDO or CLO equity if covenants regarding the operations of the CDO or CLO (primarily relating to the value of collateral and interest coverage) are not met, or if there are excessive payment defaults, payment deferrals or rating agency downgrades with respect to the issuers of the underlying collateral, and there may be little or no amounts available to return our capital. In that event, our revenues from and the value of our direct or indirect investment in the CDO's or CLO's equity, which for all CDOs and CLOs was $8.0 million at December 31, 2014, could decrease substantially or be eliminated. In addition, the equity securities of CDOs and CLOs are generally illiquid and, because they represent a leveraged investment in the CDO's or CLO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.
In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.
As of December 31, 2014, with respect to RSO and nine of our investment entities, we receive incentive or subordinated compensation in addition to our base management fee depending upon whether RSO or those partnerships achieve returns above specified levels. In addition, a portion of our management fees is subordinated to the investors' receipt of specified returns in one of the CLOs we manage. During 2014 and 2013, we earned incentive and subordinated management fees from RSO and from nine and seven CLOs, respectively, which constituted 9% and 9%, respectively, of our aggregate management fee income for both periods. Low growth or recessionary conditions in the national economy may result in the amount of incentive or subordinated management fee income we receive being reduced or possibly eliminated, and may cause these fees to be subject to high volatility.
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
We will likely incur losses from our retention of the management of our commercial finance investment funds.
We are the general partner and manager of four commercial finance partnerships funds (two of which were liquidated during 2014) and pay sub-servicing fees to LEAF to manage these funds for us. Although we waived receipt of all future management fees from the funds, we are still obligated to pay sub-servicing fees to LEAF.

Back to Index

Back to Index

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
Following a re-evaluation of applicable accounting literature, management determined that we must treat RSO as a consolidated variable interest entity rather than as an unconsolidated variable interest entity as we have done previously. RSO has substantially greater assets, liabilities, revenues and expenses than we have as a separate company and, accordingly, our financial statements are substantially different from the financial statements we would present if we were not required to consolidate RSO. As a result of the consolidation of RSO, certain of the assets, liabilities, revenues and expenses set forth in our financial statements will be affected by risks affecting RSO. We refer you to a discussion of those risks set forth in Item 1A, “Risk Factors,” beginning on page 17 of RSO’s Annual Report on Form 10-K for the year ended December 31, 2014, a copy of which such discussion is attached to this report as Exhibit 99.4, and which is hereby incorporated herein by this reference.

ITEM 2.    PROPERTIES.
Philadelphia, Pennsylvania:
We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 13,484 square feet that expires in May 2019.
In addition, we have a lease for 34,476 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, primarily used for our real estate operations, which expires in September 2023. We manage this office building and own a 7% equity interest in the entity that owns the building and parking garage.
New York, New York:
We maintain additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.
Other Locations:
In addition, we maintain various office leases in the following cities: Omaha (NE), El Segundo (CA) and Denver (CO) as well as outside the United States in London (England), Singapore (Singapore) and Sydney (Australia).
As of December 31, 2014, we believe that the properties we lease are suitable for our operations and adequate for our needs.
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
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low closing sale prices per share of our common stock as reported by NASDAQ and the cash dividend declared per share of our common stock, on a quarterly basis for our last two years:

	As Reported		Dividends
	High	Low	Declared
2014
Fourth Quarter	$9.60	$8.75	$0.06
Third Quarter	$9.87	$9.10	$0.06
Second Quarter	$9.51	$8.20	$0.05
First Quarter	$9.51	$8.43	$0.05

2013
Fourth Quarter	$9.49	$8.12	$0.05
Third Quarter	$8.85	$7.37	$0.04
Second Quarter	$10.10	$8.00	$0.03
First Quarter	$9.96	$6.87	$0.03
As of March 5, 2015, our outstanding shares of common stock were held by 215 holders of record.
There are no restrictions imposed on the declaration of dividends under our credit facilities or Senior Notes. The determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on various factors affecting our financial condition and other matters that the directors deem relevant.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us during the quarter ended December 31, 2014 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2014	100,176	$9.49	100,176	—	(2)
November 1 - 30, 2014	72,390	$9.26	72,390	1,427,610	(3)
December 1 - 31, 2014	67,224	$9.11	67,224	1,360,386	(3)
Total	239,790	$9.29

(1)	The average price per share as reflected above includes broker fees and commissions.

(2)
In December 2013, our Board of Directors authorized the repurchase of 1.0 million shares representing approximately 5% of the total shares outstanding. This program was fully utilized in the fourth quarter of 2014.

(3)	In September 2014, the Board of Directors authorized a new program to repurchase up to an additional 1.5 million shares of our common stock.
Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions and other factors.

Back to Index

Back to Index

Performance Graph
The following graph assumes that $100 was invested on January 1, 2009 in our common stock, or in the indicated index, and that all cash dividends were reinvested as received.  The cumulative total stockholder return on our common stock is then compared with the cumulative total return of two other stock market indices, the NASDAQ United States Composite and the NASDAQ Financial 100.

Comparison of Five Year Cumlative Total Return *

300
275
250
225
200
175
150
125
100
75
50
25
0
Year Ended December 31

	2009	2010	2011	2012	2013	2014
Nasdaq U.S. composite	100.00	117.55	117.91	137.29	183.26	206.09
Nasdaq Financial 100	100.00	104.68	91.84	119.06	182.62	200.90
Resource America, Inc.	100.00	172.88	119.87	174.87	249.19	246.29

Nasdaq U.S. composite — Nasdaq Financial 100 — Resource America, Inc.

Back to Index

Back to Index

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data should be read together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our consolidated financial statements, the notes to our consolidated financial statements, including the notes, found elsewhere herein.
The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Revenues:
Real estate (1)	$54,861	$57,143	$45,083	$40,172	$31,838
Financial fund management (2)	28,400	19,773	18,053	24,090	31,818
Commercial finance	(164)	(341)	(1,659)	23,738	16,330
	83,097	76,575	61,477	88,000	79,986
Revenues from consolidated variable interest entity ("VIE") - RSO	99,446	82,983	109,138	95,986	27,344
Elimination of consolidated VIE revenues attributed to operating segments	(13,264)	(13,834)	(17,544)	(15,456)	(4,036)
Total revenues	$169,279	$145,724	$153,071	$168,530	$103,294
Income (loss) from continuing operations	$68,374	52,029	$87,189	$23,849	$(29,949)
(Loss) income from discontinued operations, net of tax	—	(2)	(44)	(2,222)	622
Net income (loss)	68,374	52,027	87,145	21,627	(29,327)
Net (income) loss attributable to noncontrolling interests	(89)	(20)	(557)	1,679	3,466
Net (income) loss attributable to noncontrolling interests of consolidated VIE - RSO	(61,317)	(45,581)	(62,560)	(36,370)	8,972
Net income (loss) attributable to common shareholders	$6,968	$6,426	$24,028	$(13,064)	$(16,889)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$6,968	$6,428	$24,072	$(10,842)	$(17,511)
Discontinued operations	—	(2)	(44)	(2,222)	622
Net income (loss)	$6,968	$6,426	$24,028	$(13,064)	$(16,889)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.33	$0.32	$1.21	$(0.55)	$(0.91)
Discontinued operations	—	—	—	(0.11)	0.03
Net income (loss)	$0.33	$0.32	$1.21	$(0.66)	$(0.88)

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.31	$0.29	$1.14	$(0.55)	$(0.91)
Discontinued operations	—	—	—	(0.11)	0.03
Net income (loss)	$0.31	$0.29	$1.14	$(0.66)	$(0.88)

Dividends declared per common share	$0.22	0.15	$0.12	$0.12	$0.09

Balance sheet data:
Total assets	$2,900,842	$2,318,451	$2,636,764	$2,436,477	$2,139,630
Total net assets (3)	$172,370	$167,990	$160,207	$153,491	$208,136
Borrowings	$20,412	$20,619	$20,735	$26,794	$63,701
Borrowings of consolidated VIE - RSO	$1,717,132	$1,320,015	$1,785,600	$1,794,083	$1,543,251
Total stockholders' equity attributable to common shareholders	$163,594	$153,724	$151,188	$129,073	$146,055
Total equity	$1,080,443	$897,326	$733,790	$528,680	$460,726

(1)	Includes real estate segment revenues of $10,349, $12,600, $13,956, and $7,103 related to RSO that were eliminated in consolidation.

(2)	Includes financial fund management revenues of $2,983, $1,120, $4,894 and $5,656 related to RSO that were eliminated in consolidation,

(3)	Total net assets excludes the assets of RSO.

Back to Index

Back to Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The financial information presented reflects the operations and assets of Resource Capital Corp, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage (NYSE: RSO), on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze the Resource America operations by its three business segments: Real Estate, Financial Fund Management, and Commercial Finance and one other segment, RSO, which is a consolidated variable interest entity, or VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes.
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2014, we managed $20.2 billion of assets.
We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise. We believe this strategy enhances the return on investment we can achieve for our funds and our investors. In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, and investments in real estate loans and “value-added” properties (properties which require substantial improvements to reach their full investment potential). In our financial fund management operations, we concentrate on bank loans, trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, as well as asset backed securities, or ABS.
In our real estate segment, we have focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, raising a total of $635 million (including proceeds of a private offering). We increased our assets under management during 2014 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. As of December 31, 2014, Opportunity REIT II has raised $46.8 million; through March 10, 2015, total funds raised increased to $101.9 million. In 2015, we will continue to raise funds for Opportunity REIT II as well as for our newest fund, Resource Real Estate Innovation Office REIT, Inc., or Innovation Office REIT.
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that will invest across global securities, credit and unlisted real estate funds. As of December 31, 2014, DIF has raised $25.7 million; through March 10, 2015, total funds raised increased to $35.3 million. In December 2014, we entered into a joint venture with the principals of Pearlmark Real Estate Partners, L.L.C. to sponsor and manage private institutional real estate funds.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of CLOs, and the management of legacy CDOs. Through our joint venture, CVC Credit Partners, we have closed 13 CLOs with a total par value of approximately $6.8 billion since the formation of the joint venture in 2012. For 2015, we expect to continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.
Both our real estate and financial fund management segments acquire and manage assets on behalf of RSO. In 2013, we formed Northport Capital to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of RSO. At December 31, 2014, Northport held a total of $250.6 million of middle market loans at fair value, an increase of $240.3 million over its holdings at December 31, 2013.
In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF, in which we currently own a 13.2% interest. As of December 31, 2014, LEAF managed $674.0 million of commercial leases and notes. Our wholly-owned subsidiary, LEAF Financial Corporation, has managed four commercial investment partnerships; during 2014, we liquidated two of these partnerships.
Our consolidated net income attributable to common shareholders was $7.0 million, $6.4 million and $24.0 million for 2014, 2013 and 2012, respectively.

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
Assets Under Management
We increased our assets under management by $2.9 billion to $20.2 billion at December 31, 2014 from $17.3 billion at December 31, 2013. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	December 31,		Increase
	2014	2013	Amount		Percentage
Financial fund management (2)	$16,129	$14,148	$1,981	(2)	14%
Real estate (3)	3,369	2,504	865		35%
Commercial finance	674	610	64		10%
	$20,172	$17,262	$2,910		17%

Net assets under management (4)	$9,666	$7,911	$1,755		22%

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business - Assets Under Management.”

(2)
The increase primarily reflects the $3.7 billion increase in the CVC Credit Partners portfolio related to the issuance of six new CLOs and three new institutional managed accounts, and the addition of $320.5 million in new assets managed on behalf of RSO. These increases were offset, in part, by reductions in the eligible collateral base of our corporate loans managed through CVC Credit Partners ($1.1 billion) corporate loans managed on behalf of RSO ($578.6 million), ABS ($111.0 million) and trust preferred securities portfolios ($89.0 million) resulting from defaults paydowns, sales and calls.

(3)
The increase primarily reflects an increase of $432.0 million in real estate assets managed for RSO, an increase of $309.0 million in real estate assets at Opportunity REIT I, and a $61.0 million increase in real estate assets at Opportunity REIT II.

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
Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2014 (1)
Financial fund management	46	12	—	11
Real estate	4	8	6	5
Commercial finance	—	2	—	2
	50	22	6	18
As of December 31, 2013 (1)
Financial fund management	44	11	—	8
Real estate	2	8	6	5
Commercial finance	—	4	—	2
	46	23	6	15

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Years Ended December 31,
	2014	2013	2012
Fund management revenues (1)	$59,128	$46,935	$31,841
Finance and rental revenues (2)	9,610	9,285	10,137
RSO management fees (3)	12,467	12,774	16,897
(Losses) gains on resolution of loans (4)	(10)	1,734	24
Other revenues	1,902	5,847	2,578
Subtotal Resource America revenues before consolidating with RSO	83,097	76,575	61,477
Consolidated VIE - RSO revenues	99,446	82,983	109,138
Elimination of consolidated VIE - RSO revenues attributed to operating segments	(13,264)	(13,834)	(17,544)
	$169,279	$145,724	$153,071

(1)
Includes fees from each of our real estate and financial fund management segments and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management and commercial finance operations.

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
Results of Operations:  Real Estate
During 2014, our real estate subsidiary, Resource Real Estate, Inc., was focused on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt and managing existing assets for our real estate programs. During 2013, Opportunity REIT I raised $635.0 million (including proceeds of a private offering). As of December 31, 2014, Opportunity REIT I owned 38 properties, two loan investments and one preferred equity investment. The value of its assets at December 31, 2014 totaled $985.0 million as compared to $676.0 million at December 31, 2013. In February 2014, we commenced a public offering for Opportunity REIT II, which seeks to obtain up to $1.0 billion in investor funding. As of December 31, 2014, Opportunity REIT II had raised $46.8 million.
During 2015, our primary focus will be our continued fundraising efforts for Opportunity REIT II and to begin raising capital for our newest fund, Innovation Office REIT, which we expect to be effective by the second quarter of 2015.
Through our real estate segment, we focus on four different activities:

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

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility, and because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF and Australian funds.  In the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF as well as the expansion of this platform through the creation of additional liquid alternative funds; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

Back to Index

Back to Index

The following table sets forth information related to real estate assets managed (1) (in millions):

	December 31,
	2014	2013
Assets under management (1):
Commercial real estate debt	$1,565	$1,133
Opportunity REIT I	985	676
Opportunity REIT II	61	—
Real estate investment funds and programs	553	569
Residential mortgages for RSO	144	17
DIF	25	2
Others	20	91
Legacy portfolio	16	16
	$3,353	$2,488

Net assets under management	$3,367	$2,504

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2015, our fee income will depend upon the success of the Opportunity REITs and the timing of their respective acquisitions, refinancing and dispositions.
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Balance as of December 31,
	2014	2013	2012
Revenues:
Management fees:
Property management fees	$11,457	$10,518	$8,683
REIT management fees from RSO	10,215	12,122	12,250
Asset management fees	10,024	5,851	4,642
Broker-dealer fees	943	8,835	2,675
	32,639	37,326	28,250
Other:
Fee income from sponsorship of investment entities	13,426	7,781	4,824
Rental property income (1)	5,191	4,977	5,077
Master lease revenues	4,393	4,308	4,229
(Losses) gains and fees on resolution of loans and other property interests	(10)	1,734	855
Equity in (losses) earnings of unconsolidated entities	(778)	1,017	1,848
	$54,861	$57,143	$45,083
Costs and expenses:
General and administrative expenses	$15,896	$15,266	$11,535
Property management expenses	9,113	9,331	7,360
Broker-dealer expenses	4,640	7,500	3,992
Master lease expenses	4,408	5,249	4,230
Rental property expenses (1)	3,354	3,266	3,358
	$37,411	$40,612	$30,475

(1)	Includes the revenues and expenses of a consolidated variable interest entity for which we were deemed to be the primary beneficiary until the resolution of the entity in November 2012.

Back to Index

Back to Index

Revenues − Year ended December 31, 2014 as compared to the year ended December 31, 2013
Revenues from our real estate operations decreased $2.3 million (4%) to $54.9 million for 2014 from $57.1 million in 2013.  The decrease is attributed to the net impact of the following items:
Management fees

•
a $939,000 increase in property management fees, due principally to an increase of $668,000 in fees earned from Opportunity REIT I in conjunction with the increase in its assets as well as a $201,000 increase in construction management fees earned from improvement projects for some of its properties;

•
a $1.9 million decrease in management fees from RSO. During 2013, we earned $1.9 million in incentive fees; none were earned during 2014. Incentive management fees are based on RSO's adjusted operating earnings which will vary from period to period. We also began to allocate a portion of RSO's management fees to our financial fund segment for 2014 with 86% allocated to real estate in 2014 as compared to 100% in 2013;

•
a $4.2 million increase in asset management fees. The fees earned from Opportunity REIT I increased by $4.6 million as a result of the increased assets under management. Assets under management were $985.0 million at December 31, 2014 as compared to $676.0 million at December 31, 2013. This increase was partially offset by a $485,000 decrease in fees due to the sale of certain distressed assets managed on behalf of an RSO joint venture; and

•
a $7.9 million decrease in broker-dealer manager fees. During 2013, we raised $423.8 million as we completed the offering for Opportunity REIT I as compared to $46.8 million raised during 2014 for Opportunity REIT II, which began fundraising in April 2014.

Other revenues

•	a $5.6 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during 2014, we earned $13.4 million in fees primarily from the following activities:

•	the acquisition of 20 properties (valued at $494.0 million);

•	the sale of six properties (valued at $143.0 million); and

•	the financing of 16 properties.

•	in comparison, during 2013, we earned $7.8 million in fees primarily from the following activities:

•	the acquisition of 12 properties (valued at $317.9 million);

•	the sale of six properties (valued at $52.1 million); and

•	the financing of 11 properties.

•
a $1.8 million decrease in equity in earnings of unconsolidated entities. In 2013, we recorded income relating to a gain on sale of two properties in one of our real estate investment funds which did not occur in 2014. In addition, for another equity investment, we recognized one hundred percent of the income from the underlying property in 2013 as compared to only seven percent in 2014 due an amendment to the partnership agreement for that investment.

Costs and Expenses − Year ended December 31, 2014 as compared to the Year ended December 31, 2013
Costs and expenses of our real estate operations decreased $3.2 million (8%) to $37.4 million for 2014 from $40.6 million in 2013. We attribute this decrease in costs and expenses primarily to the following:

•
a $630,000 increase in general and administrative expenses, primarily a $471,000 increase in travel and recruitment costs, associated with increases in real estate assets under management and in preparation for future growth as anticipated for 2015. Compensation expense increased $3.2 million for the year ended December 31, 2014 as compared to the prior year, but this increase was offset by a $3.2 million increase in fund reimbursements during 2014.

•	a $218,000 decrease in property management expenses, due primarily to the following:

◦
an $813,000 decrease in property level general and administrative expenses, primarily due to a $653,000 decrease in professional fees due to a non-recurring expense in 2013 relating to one of our real estate joint ventures, as well a decrease in recruitment fees of $215,000;

This decrease was offset, in part, by

◦	a $613,000 increase in wages and benefits associated with the increased staffing levels required to manage the increased number of properties under management.

Back to Index

Back to Index

•
a $2.9 million decrease in broker-dealer expenses, reflecting the substantial fundraising efforts on behalf of Opportunity REIT I, which ended in December 2013, as compared to the expenses incurred for Opportunity REIT II, which commenced fundraising in April 2014. Due to the variance in fundraising, commission expense for the year ended December 31, 2014 was $342,000 as compared to the commission expense of $3.9 million for the year ended December 31, 2013.

Revenues − Year ended December 31, 2013 as compared to the Year ended December 31, December 31, 2012
Revenues from our real estate operations increased $12.1 million (27%) to $57.1 million for 2013 from $45.1 million in 2012.  We attribute the increase primarily to the following:
Management fees:

•	a $1.5 million increase in property management and $375,000 increase in construction management fees earned primarily from improvement projects for Opportunity REIT I properties.

•
a $1.2 million increase in asset management fees, principally a $1.7 million increase in the fees earned from Opportunity REIT I, offset in part by a $457,000 decrease in fees for managing a distressed pool of assets on behalf of an RSO joint venture; and

•	a $6.2 million increase in broker-dealer manager fees earned in conjunction with an increase in the funds raised for Opportunity REIT I.
Other revenues:

•	a $3.0 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during 2013, we earned $7.8 million in fees primarily from the following activities:

•	the acquisition of 12 properties (valued at $317.9 million);

•	the sale of six properties (valued at $52.1 million); and

•	the financing of 11 properties.

•	in comparison, during 2012, we earned $4.8 million in fees primarily from the following activities:

•	the acquisition of nine properties and two loans (aggregate value of $125.6 million); and

•	the sale of five properties (valued at $58.6 million) including a promoted return of $1.2 million, and one loan (valued at $3.9 million).
Costs and Expenses − Year ended December 31, 2013 as compared to the Year ended December 31, 2012
Costs and expenses of our real estate operations increased $10.1 million (33%) to $40.6 million for 2013 from $30.5 million in 2012.  We attribute this increase primarily to the following:

•
a $3.7 million increase in general and administrative expenses. Principally due to a $3.1 million increase in wages and benefits allocated to our real estate segment in conjunction with the increase in operating activities of Opportunity REIT I as well as the additional staffing required to manage the increased properties under management.

•
a $2.0 million increase in property management expenses, including a $532,000 increase in wages and benefits and $1.5 million of other costs in conjunction with the additional personnel needed to operate and manage the increase in properties; and

•	a $3.5 million increase in expenses for our broker-dealer due to the increased fundraising efforts for Opportunity REIT I.
Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners, L.P., or CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers and managed accounts; a credit opportunities fund;

•
Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO ('"the RCM Agreement");

Back to Index

Back to Index

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and transactions;

•	Northport Capital, LLC, or Northport, provides middle market loan management and monitoring services to RSO under the RCM agreement.

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

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions.
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Entity
December 31, 2014:
CVC Credit Partners	$10,462	$1,180	$11,642
Trapeza	3,226	—	3,226
Ischus	876	—	876
Other partnerships and funds	57	328	385
	$14,621	$1,508	$16,129

Net assets under management	$7,480	$2,170	$9,650

December 31, 2013:
CVC Credit Partners	$7,964	$1,759	$9,723
Trapeza	3,315	—	3,315
Ischus	985	—	985
Other partnerships and funds	69	56	125
	$12,333	$1,815	$14,148

Net assets under management	$4,556	$466	$5,022

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management.”
CVC Credit Partners
During 2014, assets under management increased by $1.9 billion (net of amortization), through the successful closing of six CLO issuers and three managed accounts. As of December 31, 2014, CVC Credit Partners has sponsored, structured and/or currently manages $11.6 billion in assets across 24 CLO issuers and nine separately managed accounts for institutional and individual investors, including $1.2 billion in assets managed on behalf of RSO, in U.S. and European bank loans and corporate bonds.
For the CLOs it manages CVC Credit Partners earns average fees of 0.14% (senior) and 0.29% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.85% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During 2014, we received 75% of the incentive management fees generated by eight legacy Apidos CLOs, two of which were liquidated during the year.

Back to Index

Back to Index

Resource Capital Markets
Our Resource Capital Markets group primarily generates fees from the following activities:

•	Introductory agent - connecting buyers and sellers in structured security transactions for which fees vary on a deal-by-deal basis.

•	Auction agent - assisting with the auction process of securities for third-party CDO and CLO managers.

•	Structuring and placement - assisting with the structuring of assets and placement of debt and equity investors in CLO transactions managed by third-party managers.

•
Trading portfolio - our Board approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. In July, 2014, we invested $1.6 million in RCM Global, LLC, or RCM Global, a newly-formed venture between us, RSO and certain related parties that holds a portfolio of available-for-sale securities. In September 2014, we liquidated $4.0 million of investments which was re-invested in Pelium Capital Partners, L.P., or Pelium Capital, a newly-formed hedge fund. We manage RCM Global and Pelium Capital on behalf of RSO.

•	Pelium Capital - managing a $24.4 million portfolio, principally consisting of credit-related instruments and securities for our own account, RSO and certain related parties.
Northport Capital
Our Northport Capital group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. During 2014, Northport assisted RSO in growing middle market loan assets under management from $10.3 million to $250.6 million across 29 loans and, as a result, a larger portion of the RSO management fees were allocated to the Northport group in 2014.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manage 13 CDO issuers holding approximately $3.2 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at December 31, 2014.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. During 2014, we completed the liquidation of our five affiliated limited partnerships and related general partners, in which owned a 50% interest.
On average, we earn 0.12% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored, structured and/or currently manage eight CDO issuers for institutional and individual investors, which hold approximately $876.2 million in real estate ABS, including RMBS, CMBS and credit default swaps at December 31, 2014.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.
RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined net asset value of $71.3 million ($56.9 million cost basis) of investments in financial institutions at December 31, 2014. We derive revenues from these operations through annual management fees, based on an average of 1.88% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Fund management fees	$3,671	$3,045	$6,411
Fund management fees - incentive	6,563	3,022	—
RSO management fees	2,252	652	584
RSO management fees - trading securities	—	—	4,063
Structuring and placement fees	6,237	2,243	—
Loan origination fees	2,427	344	—
Introductory agent fees	1,410	1,131	1,523
Earnings on CDO issuers	996	896	849
Earnings on CVC Credit Partners	1,803	1,175	1,433
Earnings from trading securities	1,809	5,591	2,513
Other	95	232	63
	27,263	18,331	17,439
Limited and general partner interests
Fair value adjustments	660	1,470	—
Operations	92	(29)	—
LLC Member interests	355	—	—
Total limited and general partners and members interests	1,107	1,441	—
	$28,370	$19,772	$17,439
Costs and expenses:
General and administrative expenses	$14,823	$10,151	$12,299
Revenues − Year ended December 31, 2014 as compared to the year ended December 31, 2013
Revenues increased $8.6 million (43%) to $28.4 million for 2014 from $19.8 million in 2013. We attribute the increase to the following:

•	a $626,000 increase in fund management fees, due primarily to the receipt of a deferred subordinate fee and reduced expenses in our Trapeza operations;

•
a $3.5 million increase in fund management incentive fees primarily in connection with the liquidation of one of the Apidos CLO issuers. These incentive fees reflect payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs. These fees are dependent on CLO performance;

•	a $1.6 million increase in RSO management fees, due to the increased middle market assets managed by Northport on behalf of RSO;

•
a $4.0 million increase in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting two European CLOs for an unrelated third-party collateral manager as compared to one CLO transaction in 2013.

•
a $2.1 million increase in loan origination fees earned by Northport in connection with the closing of $174.8 million in middle market loans issued by RSO as compared to $17.2 million of loans closed in 2013;

•
a $279,000 increase in introductory agent fees earned in connection with 26 structured security transactions with an average fee of $54,000 as compared to 17 structured security transaction with an average fee of $67,000 for the prior year period;

•	a $100,000 increase in earnings on CDO issuers, due the addition of three CLO equity investments, offset in part by the liquidation of one CLO equity investment during 2014; and

•	a $628,000 increase in earnings generated by CVC Credit Partners.
These increases were partially offset by:

•
a $334,000 decrease in fair value adjustments recorded for our limited partner, general partner and members' interests in unconsolidated partnerships and limited liability companies, including gains of $130,000 on Pelium Capital and $354,000 on RCM Global LLC, a newly formed venture between us, RSO and certain related parties; and

•
a $3.8 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio, which was primarily liquidated during the third quarter of 2014 the proceeds of which were invested in Pelium Capital.

Back to Index

Back to Index

Costs and Expenses - Year ended December 31, 2014 as compared to Year ended December 31, 2013
Costs and expenses of our financial fund management operations increased $4.7 million (46%) to $14.8 million for the year ended December 31, 2014 from $10.2 million for the year ended December 31, 2013. We attribute the increase to an increase in headcount and an increase in incentive compensation in connection with structuring, placement and loan origination fees earned.
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
Results of Operations:  Commercial Finance
In January 2011, we contributed the LEAF Financial leasing origination and servicing platform to LEAF in order to facilitate outside investment in our commercial finance business. RSO contributed assets and cash to LEAF, and Guggenheim Securities LLC, or Guggenheim, provided a credit facility to finance originations. LEAF Financial retained the management of four equipment leasing partnerships, for which LEAF is the sub-servicer. As a result of capital contributed by Eos partner, L.P. in November 2011 and the related change in LEAF's ownership structure, we determined that we no longer controlled LEAF. Accordingly, LEAF was deconsolidated from our financial statements and our investment has since been accounted for on the equity method of accounting. We continue to consolidate the operating results of LEAF Financial.
The commercial finance assets we manage through LEAF increased by $64.0 million to $674.0 million as of December 31, 2014 as compared to $610.0 million at December 31, 2013. This increase reflects a $46.0 million increase in the LEAF portfolio due to an increase in originations, and a $58.0 million increase in leases managed on behalf of others, offset in part, by a $40.0 million decrease in the assets managed by our four investment partnerships, reflecting the liquidation of two of the funds during 2014 as well as the natural runoff of the portfolios held by the remaining two partnerships. As of December 31, 2014 and 2013, LEAF managed approximately 61,000 and 57,000 leases and loans for itself and our investment entities, with an average original finance value of $18,000 and $23,000, respectively, and an average term of 54 and 56 months, respectively.
    The following table sets forth information related to commercial finance assets managed by us and LEAF (1) (in millions):

	December 31,
	2014	2013
LEAF	$591	$545
Managed for others	69	41
Commercial finance investment partnerships	14	54
	$674	$610

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Equity in losses of investment entities	$(164)	$(328)	$(494)
Equity in losses of LEAF	—	(13)	(1,166)
Other fees	—	—	1
	$(164)	$(341)	$(1,659)
Costs and expenses:
General and administrative expenses - wages and benefit costs	$347	$229	$225
General and administrative expenses - other	633	(173)	177
	$980	$56	$402
During 2012, our share of LEAF's losses reduced our investment to zero such that we will not reflect any future losses of LEAF. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
During 2014, we incurred $437,000 of costs and expenses related to legal matters in conjunction with our commercial finance investment partnerships; there were no such legal fees in 2013 or 2012.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $683,000, $1.8 million and $3.9 million of fund management fees from these entities during 2014, 2013 and 2012, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
2014 Compared to 2013. General and administrative costs increased $850,000 (8%) to $11.1 million for 2014 from $10.3 million in 2013. Salaries and wages increased by $1.2 million, primarily reflecting an $844,000 increase in equity compensation for restricted stock awards. This increase was offset by a $1.2 million decrease in franchise taxes based on a true-up to the tax returns.
2013 Compared to 2012. General and administrative costs decreased $476,000 (5%) to $10.3 million for 2013 from $9.8 million in 2012. Professional fees increased by $1.1 million, primarily due to increased audit and legal fees related to the restatement of four consolidated financial statements for the consolidation of RSO. This increase was offset by a $1.3 million decrease in wages and benefits, principally due to increased allocations to our operating segments.
Impairment charges
There were no impairment charges recorded during 2014 and 2013. During 2012, based on an internal assessment of fair value, we determined that a legacy real estate investment was impaired and, accordingly, recorded a non-cash charge of $2.2 million. In addition, we impaired a legacy loan by $89,000 and the property underlying the loan was sold at its approximate book value.

Back to Index

Back to Index

Provision for Credit Losses
The provisions for credit losses recorded during 2012 reflected the weakness in the United States economy and the write-offs and write-downs of assets affected by that weakness. The reduced provision for credit losses for 2014 primarily relates to the decreased reserves in our commercial finance segment in conjunction with the liquidation of two of our four leasing partnerships. The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Years Ended December 31,
	2014	2013	2012
Commercial finance:
Receivables from managed entities	$3,123	$6,643	$19,279
Leases, loans and future payment card receivables	(61)	(42)	(16)
Real estate:
Receivables from managed entities	—	(2,518)	389
Rent receivables	(4)	(17)	39
Financial fund management - receivables from managed entities	—	199	457
	$3,058	$4,265	$20,148
We have estimated, based on projected cash flows, that one of the commercial finance partnerships that we sponsored and managed will not have sufficient funds to pay a portion of its accrued management fees. In addition, recorded a $210,000 write-down of a loan receivable from one of the liquidated partnerships. Inclusive of the write-down, we recorded a total provision of $3.1 million, $6.6 million and $19.3 million for 2014, 2013 and 2012, respectively, for the commercial finance segment.
In 2013, as a result of the sale of our interest and full repayment of accrued management fees in a real estate joint venture, we reversed a $1.0 million provision that was previously recorded. Additionally, due to increases in the projected cash flows of the real estate investment partnerships, we reversed another $1.5 million provision for credit losses.
In addition, in 2013 we recorded a provision of $199,000 against the receivable from CVC as a result of a negotiated adjustment related to the sale of Apidos.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Years Ended December 31,
	2014	2013	2012
Real estate property investments	$532	$864	$913
Other operating segments - primarily depreciation on fixed assets	1,287	1,072	1,171
Total depreciation expense	$1,819	$1,936	$2,084
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs, as well as discounts related the value of the warrants we issued to holders of our Senior Notes prior to December 2011. The following table reflects interest expense as reported by segment (in thousands):

	Years Ended December 31,
	2014	2013	2012
Corporate	$1,128	$1,198	$1,378
Real estate	766	829	853
Financial fund management	—	9	—
Commercial finance	11	—	58
	$1,905	$2,036	$2,289

Back to Index

Back to Index

Facility utilization and Senior Notes outstanding along with the corresponding interest rates on those borrowings were as follows (in millions, except percentages):

	December 31,
	2014	2013	2012
Corporate facilities
Secured credit facilities and term note:
Average borrowings	$0.5	$0.2	$2.3
Average interest rates	4.6%	3.2%	6.0%

Senior Notes:
Average notes outstanding	$10.0	$10.0	$10.0
Average interest rates	9.0%	9.0%	9.0%
Gain on the Sale of Subsidiary
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
Net Other-than-Temporary Impairment Charges on Investment Securities
We did not record any other-than-temporary impairment charges during 2014. During 2013 and 2012, we recorded $214,000 and $74,000, respectively, of other-than-temporary impairment charges for certain of our CLO investments which primarily invest in bank loans.
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
	2014	2013	2012
Noncontrolling interests in consolidated VIE - RSO (1)	$(61,317)	$(45,581)	$(62,560)
Other:
Real estate - hotel property (2)	$(129)	$(31)	$(41)
Real estate - Australian joint venture (3)	40	11	—
Real estate - commercial property (4)	—	—	(516)
	$(89)	$(20)	$(557)

(1)
Our rights and benefits in RSO are limited to the management compensation and expense reimbursements we receive and our risks associated with being an investor in RSO, which is limited to our ownership position. The remaining portion of RSO's net income is attributed to noncontrolling interests in RSO.

(2)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(3)	Our Australian joint venture partner holds a 25% interest in those operations.

(4)
Reflects third-party interests in a commercial real estate property in Elkins, West Virginia that we consolidated as a VIE. The property underlying the loan was sold and our investment was resolved in 2012.

Back to Index

Back to Index

Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations between RAI and RSO (in thousands):

	Years Ended December 31,
	2014	2013	2012
RAI	$5,853	$1,657	$13,117
RSO	(2,212)	(1,041)	14,602
Total	$3,641	$616	$27,719
The following paragraphs discuss the income tax, exclusive of the income tax provision for our consolidated VIE - RSO.
2014 Compared to 2013.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 39% for 2014 as compared to 17% for 2013.  The change in the income tax rate primarily relates to state tax expenses for 2014 as compared to state tax benefits for 2013.  Our effective income tax rate without discrete tax items would have been 37% for 2014.
We project our effective tax rate to be between 37% and 40% for 2015. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
2013 Compared to 2012.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 17% for 2013 as compared to 35% for 2013.  The change in the income tax rate primarily relates to additional state tax benefits relative to pre-tax earnings for 2013.  Our effective income tax rate without discrete tax items would have been 25% for 2013.
We project our effective tax rate to be between 37% and 40% for 2015. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
We are subject to examination by the U.S. Internal Revenue Service, or IRS, and by the taxing authorities in states in which we have significant business operations, such as Pennsylvania and New York. We are currently undergoing an IRS Excise Tax examination for year 2011, a Kansas income tax examination for tax years 2010 through 2012, a Los Angeles income tax examination for tax years 2010 through 2012, and a Philadelphia income tax examination for tax years 2010 through 2013. We are not subject to IRS examination for tax return years before 2010 and is not subject to state and local income tax examinations for years before 2007.
Results of Operations:  RSO
RSO, which we consolidate as a VIE, is a diversified real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust, or REIT, for federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended. RSO's investment strategy focuses on commercial real estate and commercial real estate-related assets and, to a lesser extent, commercial finance assets. RSO invests in the following asset classes: commercial real estate-related assets such as whole loans, A-notes, B-notes, mezzanine loans, commercial mortgage-backed securities, commercial real estate (primarily multifamily properties and residential mortgage loans and mortgage-backed securities), as well as commercial finance assets such as senior secured corporate loans (referred to as bank loans), ABS based by senior secured corporate loans, debt tranches of CLOs and CDOs, structured note investments, and middle market secured corporate loans. RSO has financed a substantial portion of its portfolio investments through borrowing strategies seeking to match the maturities and repricing dates of its financings with the maturities and repricing dates of those investments, and has sought to mitigate interest rate risk through derivative instruments.

Back to Index

Back to Index

The following summarizes the operating activities of RSO (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total interest income	$126,907	$117,976	$133,330
Interest expense	45,473	61,010	42,792
Net interest income	81,434	56,966	90,538
Other revenues	18,012	26,017	18,600
Total revenues	99,446	82,983	109,138
Operating expenses	62,783	59,958	78,452
Net operating income	36,663	23,025	30,686
Other revenues	25,505	23,428	33,757
Net income	$62,168	$46,453	$64,443
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of December 31, 2014. For a discussion of our interest in RSO, see Item 1, "Business - Resource Capital Corp." and Note 2 and Note 22 of the notes to our consolidated financial statements in Item 8.
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
At December 31, 2014, our liquidity consisted of four primary sources:

•	cash on hand of $27.5 million;

•	$14.0 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at December 31, 2014 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
Refinancing and Repayment of Our Debt. In November 2013, we amended the Republic Bank credit facility to extend the maturity date to December 28, 2016. In April 2014, we amended the TD Bank facility to increase our borrowing capacity to $11.5 million and extended the maturity date to the earlier of (a) the expiration of our management agreement with RSO or (b) December 31, 2017. Additionally, in August 2014, we modified our Senior Notes to extend the maturity date to March 31, 2018 and to include an early redemption feature.
As of December 31, 2014, our total borrowings outstanding of $20.4 million included $10.0 million of Senior Notes, $10.1 million of mortgage debt (secured by the underlying property) and $324,000 of other debt.
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
Dividends
For 2014, 2013 and 2012, we paid cash dividends of $4.3 million, $2.0 million and $2.3 million, respectively, which were funded from cash flows generated from operations. We have paid quarterly cash dividends since August 1995.

Back to Index

Back to Index

As originally issued, our Senior Notes limited the amount of our cash dividends to $0.03 per share unless our basic earnings per common share from continuing operations from the preceding quarter exceeded $0.25 per share. In September 2013 we obtained approval from the holders of the Senior Notes to remove all limitations on our ability to declare and pay quarterly cash dividends. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters the directors deem relevant.
Off-Balance Sheet Arrangements
As of December 31, 2014 and 2013, we did not have any off-balance sheet arrangements or obligations.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE - RSO as we do not have any obligation or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at December 31, 2014 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$10,088	$211	$464	$529	$8,884

Recourse to the Company:
Other debt (1)	10,000	—	—	10,000	—
Capital lease obligations (1)	324	196	122	6	—
	10,324	196	122	10,006	—

Operating lease obligations	13,696	2,208	4,295	3,783	3,410
Other long-term obligation (2)	6,882	825	1,573	1,457	3,027
Total contractual obligations	$40,990	$3,440	$6,454	$15,775	$15,321

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2014; less than 1 year: $1.6 million; 1-3 years:  $2.1 million; 3-5 years:  $1.4 million; and after 5 years: $0.9 million.

(2)	Reflects the projected future distributions under our Supplemental Executive Retirement Plan.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	—	—	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$803	$803	$—	$—	$—
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $221,000 as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, Resource Securities net capital was $1.4 million and $2.7 million, respectively, which exceeded the minimum requirements by $1.3 million and $2.5 million, respectively.

Back to Index

Back to Index

Clawback Liability. One of our structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to us ($905,000 as of December 31, 2014) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of December 31, 2014, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Legal Proceedings. See Item 3, “Legal Proceedings.”
Real Estate Commitment. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to Innovation Office REIT, in addition to our $200,000 initial capital investment, we are committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for the real estate commitment will be recorded in the future as the amounts become due and payable.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of December 31, 2014, except for executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the restated consolidated financial statements.
Variable Interest Entities
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. We have variable interests in VIEs through our management contracts and investments in various securitization entities, including CLO and CDO issuers. Since we serve as the asset manager for the investment entities we sponsored and manage, we are generally deemed to have the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In the case of an interest in a VIE managed by us, we will perform an additional qualitative analysis to determine if our interest (including any investment as well as any management fees that qualify as variable interests) could absorb losses or receive benefits that could potentially be significant to the VIE. This analysis considers the most optimistic and pessimistic scenarios of potential economic results that could reasonably be experienced by the VIE. Then, we compare the benefits we would receive (in the optimistic scenario) or the losses we would absorb (in the pessimistic scenario) as compared to benefits and losses absorbed by the VIE in total. If the benefits or losses absorbed by us were significant as compared to total benefits and losses absorbed by all variable interest holders, then we would conclude that we are the primary beneficiary.
The financial statements for the years ended December 31, 2014, 2013 and 2012 reflect the consolidation of RSO. Also, during 2012, we had one real estate VIE in which we held a mezzanine loan that we consolidated. The property underlying this loan was subsequently sold in November 2012 and the loan was resolved. See Note 22 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.
Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2014.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, costs and expenses, and related disclosure of contingent assets and liabilities. We make estimates of our allowance for credit losses, the valuation allowance against our deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The financial fund management segment makes assumptions in determining the fair value of our investments in securities and in estimating the liability, if any, for clawback provisions on one of our partnership interests. We used assumptions, specifically inputs to the Black-Scholes pricing model and the discounted cash flow model, in computing the fair value of the Senior Notes and related warrants. On an on-going basis, we evaluate our estimates, which are based on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in revenue. We utilize trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities are reported net, and are comprised of realized and unrealized gains and losses from sales of trading securities, mark to market adjustments to fair value, gains and losses related to foreign currency commissions from riskless principal trades, as well as any gains and losses from other security transactions. To determine fair value, we use third-party dealer quotes or bids and recent transactions. In 2011, we held shares of TBBK common stock in a benefit plan for a former executive. The shares, classified as trading, were valued at the closing price of the stock and unrealized gains and losses were included in other income.
We recognize dividend income on our investment securities classified as available-for-sale on the ex-dividend date.
Investments in Unconsolidated Loan Manager
Our interest in CVC Credit Partners and our preferred equity interest in Apidos-CVC is included in Investments in Unconsolidated Loan Manager on the consolidated balance sheets. We account for our investment in CVC Credit Partners on the equity method since we have the ability to exercise significant influence over the partnership.

Back to Index

Back to Index

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
A tax position should only be recognized if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority.  A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  We classify any tax penalties as general and administrative expenses and any interest as interest expense. We do not have any unrecognized tax benefits that would affect the effective tax rate.
Recent Accounting Standards
Newly-Adopted Accounting Principles
Our adoption of the following standard during 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows:
In July 2013, the Financial Accounting Standards Board, or FASB, issued guidance that addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position, the guidance requires that the unrecognized tax benefit be presented in the financial statements as a liability and not combined with the deferred tax asset. The guidance was effective for us beginning January 1, 2014.
Accounting Standards Issued But Not Yet Effective
The FASB issued the following accounting standards which were not yet effective for us as of December 31, 2014:
In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance is effective for us as of January 1, 2015, with early adoption permitted. We do not believe that adoption of this guidance will have a material impact on our consolidated financial statements.

Back to Index

Back to Index

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance is effective for us as of January 1, 2016, with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated balance sheet, statement of operations, or statement of cash flows.
In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. The adoption of this ASU will be required on a prospective or retrospective basis beginning with the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods.

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
Debt
At December 31, 2014, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2013 for a short period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of December 31, 2014 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of December 31, 2014, our trading security portfolio was comprised of $475,000 of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of December 31, 2014, the hypothetical loss would have been approximately $48,000.

Back to Index

Back to Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource America, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 13, 2015

Back to Index

Back to Index

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013

ASSETS
Cash	$27,542	$19,853
Restricted cash	725	571
Receivables	636	541
Loans and receivables from managed entities and related parties, net	30,303	30,923
Investments in real estate, net	17,097	17,696
Investment securities, at fair value	9,540	7,839
Investments in unconsolidated loan manager (see Note 8)	39,655	37,821
Investments in unconsolidated entities	13,089	14,342
Assets of consolidated variable interest entity ("VIE") - RSO (see Note 22):
Cash and cash equivalents (including restricted cash)	202,043	325,579
Investments, at fair value	296,506	221,395
Loans	2,038,435	1,397,458
Investments in real estate and unconsolidated entities	60,007	129,562
Other assets	131,481	76,467
Total assets of consolidated VIE - RSO	2,728,472	2,150,461

Property and equipment, net	5,063	5,844
Deferred tax assets, net	23,304	27,769
Other assets	5,416	4,791
Total assets	$2,900,842	$2,318,451

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,279	$22,134
Payables to managed entities and related parties	3,015	3,110
Borrowings	20,412	20,619
Liabilities of consolidated VIE - RSO (see Note 22):
Borrowings	1,717,132	1,320,015
Other liabilities	57,561	55,247
Total liabilities of consolidated VIE - RSO	1,774,693	1,375,262
Total liabilities	1,820,399	1,421,125

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 34,489,568 and 30,378,339 shares issued (including nonvested restricted stock of 833,082 and 400,194), respectively	335	299
Additional paid-in capital	308,134	288,555
Accumulated deficit	(23,663)	(26,025)
Treasury stock, at cost; 11,764,417 and 10,434,436 shares, respectively	(120,182)	(107,874)
Accumulated other comprehensive loss	(1,030)	(1,231)
Total stockholders’ equity	163,594	153,724
Noncontrolling interests	306	238
Noncontrolling interests attributable to RSO	916,543	743,364
Total equity	1,080,443	897,326
Total liabilities and equity	$2,900,842	$2,318,451
The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

REVENUES:
Real estate (includes revenues of $10,349, $12,600 and $13,956 related to RSO)	$54,861	$57,143	$45,083
Financial fund management (includes revenues of $2,983, $1,120 and $4,894 related to RSO)	28,400	19,773	18,053
Commercial finance	(164)	(341)	(1,659)
	83,097	76,575	61,477
Revenues from consolidated VIE - RSO (see Note 22)	99,446	82,983	109,138
Elimination of consolidated VIE - RSO revenues attributed to operating segments	(13,264)	(13,834)	(17,544)
Total revenues	169,279	145,724	153,071
COSTS AND EXPENSES:
Real estate	37,411	40,612	30,475
Financial fund management	14,824	10,155	12,299
Commercial finance	979	56	402
Restructuring expenses	—	—	365
General and administrative	11,118	10,268	9,792
Impairment charges	—	—	2,280
Provision for credit losses	3,058	4,265	20,148
Depreciation and amortization	1,819	1,936	2,084
	69,209	67,292	77,845
Expenses from consolidated VIE - RSO (see Note 22)	64,995	60,999	63,850
Elimination of consolidated VIE expenses attributed to operating segments	(12,601)	(13,215)	(17,351)
Total expenses	121,603	115,076	124,344
OPERATING INCOME	47,676	30,648	28,727

OTHER INCOME (EXPENSE):
Gain on deconsolidation and sale of subsidiaries	—	—	54,542
Gain on sale of investment securities, net	445	—	—
Other-than-temporary impairment on investments	—	(214)	(74)
Interest expense	(1,905)	(2,036)	(2,289)
Other income, net	243	575	112
	(1,217)	(1,675)	52,291
Other income, net, from consolidated VIE - RSO (see Note 22)	25,505	23,428	33,757
Elimination of consolidated VIE other income attributed to operating segments	51	244	133
	24,339	21,997	86,181
Income from continuing operations before taxes	72,015	52,645	114,908
Income tax provision	5,853	1,657	13,117
Income tax (benefit) provision - RSO	(2,212)	(1,041)	14,602
Income from continuing operations	68,374	52,029	87,189
Loss from discontinued operations, net of tax	—	(2)	(44)
Net income	68,374	52,027	87,145
Net income attributable to noncontrolling interests	(89)	(20)	(557)
Net income attributable to noncontrolling interests of consolidated VIE - RSO	(61,317)	(45,581)	(62,560)
Net income attributable to common shareholders	$6,968	$6,426	$24,028
Amounts attributable to common shareholders:
Income from continuing operations	$6,968	$6,428	$24,072
Discontinued operations	—	(2)	(44)
Net income	$6,968	$6,426	$24,028

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Basic earnings per share:
Continuing operations	$0.33	$0.32	$1.21
Discontinued operations	—	—	—
Net income	$0.33	$0.32	$1.21
Weighted average shares outstanding	21,148	20,217	19,919

Diluted earnings per share:
Continuing operations	$0.31	$0.29	$1.14
Discontinued operations	—	—	—
Net income	$0.31	$0.29	$1.14
Weighted average shares outstanding	22,371	21,905	20,994

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(dollars in thousands)

	Common Stock Shares, Net of Treasury	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling Interests RSO	Total Equity
Balance, December 31, 2011	19,466,066	$281	$281,357	$(50,591)	$(99,775)	$(2,199)	$129,073	$319	$399,288	$528,680
Net income	—	—	—	24,028	—	—	24,028	557	62,560	87,145
Issuance of common shares	1,054,353	14	3,830	—	—	—	3,844	—	—	3,844
Treasury shares issued	45,567	—	(205)	—	493	—	288	—	—	288
Stock-based compensation	235,471	—	1,066	—	—	—	1,066	—	—	1,066
Repurchases of common stock	(645,725)	—	—	—	(4,190)	—	(4,190)	—	—	(4,190)
Dividends declared on common stock	—	—	—	(2,923)	—	—	(2,923)	—	—	(2,923)
Change in noncontrolling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	101,226	101,226
Other	—	—	—	—	—	—	—	(597)	—	(597)
Other comprehensive income	—	—	—	—	—	2	2	—	19,249	19,251
Balance, December 31, 2012	20,155,732	295	286,048	(29,486)	(103,472)	(2,197)	151,188	279	582,323	733,790
Net income	—	—	—	6,426	—	—	6,426	20	45,581	52,027
Issuance of common shares	17,063	2	102	—	—	—	104	—	—	104
Treasury shares issued	32,789	—	(59)	—	341	—	282	—	—	282
Stock-based compensation	45,866	—	1,214	—	—	—	1,214	—	—	1,214
Repurchases of common stock	(553,135)	—	—	—	(4,743)	—	(4,743)	—	—	(4,743)
Dividends declared on common stock	—	—	—	(2,965)	—	—	(2,965)	—	—	(2,965)
Exercise of warrants	245,588	2	1,250	—	—	—	1,252	—	—	1,252
Change in noncontrolling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	102,425	102,425
Other	—	—	—	—	—	—	—	(61)	—	(61)
Other comprehensive income	—	—	—	—	—	966	966	—	13,035	14,001
Balance, December 31, 2013	19,943,903	299	288,555	(26,025)	(107,874)	(1,231)	153,724	238	743,364	897,326
Net income	—	—	—	6,968	—	—	6,968	89	61,317	68,374
Issuance of common shares	5,000	—	41	—	—	—	41	—	—	41
Treasury shares issued	39,491	—	(51)	—	407	—	356	—	—	356
Stock-based compensation	661,622	3	2,054	—	—	—	2,057	—	—	2,057
Repurchases of common stock	(1,369,472)	—	—	—	(10,961)	—	(10,961)	—	—	(10,961)
Exercise of warrants	3,444,607	33	17,535	—	(1,754)	—	15,814	—	—	15,814
Dividends declared on common stock	—	—	—	(4,606)	—	—	(4,606)	—	—	(4,606)
Change in noncontrolling interests in consolidated VIE - RSO	—	—	—	—	—	—	—	—	87,294	87,294
Other	—	—	—	—	—	—	—	(21)	—	(21)
Other comprehensive income	—	—	—	—	—	201	201	—	24,568	24,769
Balance, December 31, 2014	22,725,151	$335	$308,134	$(23,663)	$(120,182)	$(1,030)	$163,594	$306	$916,543	$1,080,443

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net income	$68,374	$52,027	$87,145

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $97, $(84) and $(32)	1,453	(177)	(68)
Less: reclassification for (gains) losses realized, net of tax of $(169), $83 and $29	(275)	131	45
	1,178	(46)	(23)
Minimum pension liability adjustments, net of tax of $(979), $291 and $(220)	(1,124)	805	(273)
Reclassification for losses realized, net of tax of $132, $182 and $128	147	199	167
	(977)	1,004	(106)

Unrealized gains on hedging contracts, net of tax of $1, $8 and $92	3	10	131
Foreign currency translation losses, net of tax of $(3), $0 and $0	(3)	(2)	—
Subtotal - activity related to RAI	201	966	2

Activity related to consolidated VIE - RSO:
Reclassification adjustment for realized gains (losses) on available-for-sale securities, net	12,404	(2,459)	1,728
Unrealized gain on available for sale securities, net	10,099	10,858	18,770
Reclassification adjustments associated with realized losses from interest rate hedges, net	282	395	227
Unrealized gains (losses) on derivatives, net	1,906	4,045	(1,476)
Foreign currency translation (loss) gain	(123)	196	—
Subtotal - activity related to RSO	24,568	13,035	19,249
Subtotal - other comprehensive income	24,769	14,001	19,251
Comprehensive income	93,143	66,028	106,396
Less: Comprehensive income attributable to noncontrolling interests	(85,974)	(58,636)	(82,366)
Comprehensive income attributable to common shareholders	$7,169	$7,392	$24,030

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,374	$52,027	$87,145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,937	2,140	2,338
Impairment charges	—	—	2,280
Provision for credit losses	3,058	4,265	20,148
Unrealized loss (gain) on trading securities	210	1,054	(1,272)
Equity in earnings of unconsolidated entities	(4,199)	(5,389)	(4,083)
Distributions from unconsolidated entities	6,759	4,647	3,311
Gain on sale of leases and loans	(12)	—	—
Other-than-temporary impairments on investments	—	214	74
Gain on sale of investment securities, net	(1,850)	(6,293)	(1,221)
Gain on sale of assets	(445)	(1,734)	(915)
Gain on sale and deconsolidation of subsidiaries	—	—	(54,542)
Deferred income tax provision	5,388	25	11,836
Equity-based compensation expense	2,003	1,257	993
Trading securities purchases and sales, net	1,588	10,287	(2,876)
Loss from discontinued operations	—	2	44
Changes in operating assets and liabilities	(5,547)	2,840	(4,983)
Adjustments to reconcile net income of VIE - RSO to net cash provided by (used in) operating activities	50,572	(174,969)	(40,793)
Net cash provided by (used in) operating activities	127,836	(109,627)	17,484
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(430)	(2,730)	(196)
Principal payments received on real estate loans and real estate	25	2,049	888
Investments in unconsolidated real estate entities	(1,709)	(1,545)	(2,493)
Principal payments on leases and loans	22	17	15
Purchase of loans and securities by consolidated VIE - RSO	(1,200,711)	(861,939)	(769,762)
Principal payments and proceeds from sales received by consolidated VIE - RSO	858,751	1,367,346	797,011
Proceeds from sale of loans and investments	796	—	—
Net proceeds from sale of Apidos and cash divested on deconsolidation	—	—	17,860
Purchase of loans and investments	(8,222)	(3,213)	(2,597)
Proceeds from sale of loans and investments	—	—	55
(Decrease) increase in restricted cash of consolidated VIE - RSO	(23,568)	22,248	50,756
Other investing activity of consolidated VIE - RSO	(24,082)	(35,977)	(1,896)
Net cash (used in) provided by investing activities	(399,128)	486,256	89,641

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,520	2,001	—
Principal payments on borrowings	(2,929)	(2,486)	(5,715)
Net borrowings (repayments) of debt by consolidated VIE - RSO	207,604	(420,107)	(192,783)
Dividends paid	(4,272)	(1,988)	(2,334)
Dividends paid on common stock by consolidated VIE - RSO	(101,936)	(91,255)	(71,876)
Proceeds from issuance of common stock	15,584	1,252	2,131
Net proceeds from issuance of common stock by consolidated VIE - RSO	196,198	189,991	171,056
Repurchases of common stock	(10,591)	(4,607)	(2,463)
Increase in restricted cash	(154)	—	—
Other	—	67	(203)
Other financing activity of consolidated VIE - RSO	(23,043)	(41,172)	(4,565)
Net cash provided by (used in) financing activities	278,981	(368,304)	(106,752)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	(371)	(1,277)
Net cash used in discontinued operations	—	(371)	(1,277)

Increase (decrease) in cash	7,689	7,954	(904)
Cash, beginning of year	19,853	11,899	12,803
Cash, end of year	$27,542	$19,853	$11,899

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that qualifies as a real estate investment trust (“REIT”). RSO has been reflected on a consolidated basis with the Company's financial statements for the years ended December 31, 2014, 2013 and 2012 (see Note 22).
The Company conducts its real estate operations through the following subsidiaries:

•
Resource Real Estate Advisor, LLC. manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") and Resource Real Estate Opportunity REIT II ("Opportunity REIT II"), public non-traded REITs;

•
Resource Capital Partners, Inc. acts as the general partner and provides asset management services to the Company's eight real estate investment partnerships, six tenant-in-common ("TIC") programs and one limited liability corporation;

•
Resource Real Estate Management, Inc. (“Resource Residential”) provides property management services to the entire multifamily apartment portfolio, including fund assets, distressed assets and joint venture assets;

•
Resource Real Estate Funding, Inc., on behalf of RSO, manages the commercial real estate debt portfolio comprised principally of first priority interest in commercial mortgage loans ("A notes"), whole mortgage loans, mortgage participations, subordinated interests in commercial mortgage loans ("B notes"), mezzanine debt and related commercial real estate securities. In addition, it manages a separate portfolio of discounted real estate and real estate loans; and

•	Resource Real Estate, Inc. manages owned assets and ventures, which are collectively referred to as the “legacy portfolio.”
The Company conducts its financial fund management operations primarily through the following operating entities:

•
CVC Credit Partners ("CVC Credit Partners"), a joint venture between the Company and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through collateralized loan obligation issuers ("CLOs"), managed accounts and a credit opportunities fund;

•
Resource Capital Manager, Inc. ("RCM"), an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between the Company, RCM and RSO ('"the RCM Agreement");

•
Resource Capital Markets, Inc. ("Resource Capital Markets"), through the Company's registered broker-dealer subsidiary, Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and transactions;

•	Northport Capital, LLC ("Northport"), provides middle market loan management and monitoring services to RSO under the RCM agreement.

•
Trapeza Capital Management, LLC ("TCM"), a joint venture between the Company and an unrelated third-party, manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through CDO issuers. TCM, together with the Trapeza CDO issuers, are collectively referred to as Trapeza;

•
Ischus Capital Management, LLC ("Ischus") finances, structures and manages investments in asset-backed securities ("ABS") including residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities, ("CMBS"); and

•	Resource Financial Institutions Group, Inc. (“RFIG”), serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“L EAF”) and LEAF Financial Corporation (“LEAF Financial”). LEAF Financial sponsored and manages four publicly-held investment entities as the general and limited partner or managing member and originated and acts as the servicer of the leases and loans sold to those entities. Two of these investment entities were liquidated during 2014.
LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. LEAF Financial retained the management of the equipment leasing partnerships, which are sub-serviced by LEAF. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest. Additional investments by Eos and RSO as well as warrants that were provided to LEAF's lender in accordance with a financing agreement reduced the Company's and senior management's investments on a fully-diluted basis to 13.2% and 8.3%, respectively, as of December 31, 2014. As a result of the November 2011 LEAF Transaction, the Company deconsolidated LEAF (see Note 4) and has since accounted for its investment in LEAF on the equity method.
Apidos. On April 17, 2012, the Company sold all of its common equity interests in Apidos to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”). Pursuant to the sale and purchase agreement and related agreements between the Company and CVC dated as of December 29, 2011, the Company sold Apidos in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  Prior to the closing, CVC contributed its credit management subsidiary to CVC Credit Partners. The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. The Company recorded a $54.5 million net gain on the sale of Apidos, including the investments in CVC Credit Partners and Apidos-CVC preferred equity at their fair value totaling $34.8 million during 2012. These investments are reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets.
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
The financial statements reflect the consolidation of RSO. See Note 22 for additional disclosures pertaining to VIEs.
Use of Estimates
Preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The Company makes assumptions in determining the fair value of its investments in investment securities. Actual results could differ from these estimates.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Investments in Unconsolidated Loan Manager
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
Investments in Unconsolidated Entities
The Company accounts for the investments it has in the real estate, financial fund management and commercial finance investment entities it has sponsored and manages primarily under the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.  To the extent that there is a negative balance in the investment for any of these entities, these balances are reclassified to reduce any receivable from such entities. The Company accounts for its investments in Opportunity REIT I and Opportunity REIT II on the cost method since the Company owns less than 1% of the shares outstanding. The Company will evaluate these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment was recorded.
Real estate. The Company has sponsored and manages eight real estate limited partnerships, three limited liability companies, two public non-traded REITs, and six TIC programs that invest in multifamily residential properties.
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

•	equity interests in two unconsolidated management companies which manage trust preferred securities held by thirteen separate CDOs.
Commercial finance.  The Company has general and limited partnership interests in two company-sponsored commercial finance investment partnerships.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At December 31, 2014, the Company had $24.7 million (excluding restricted cash) in deposits at various banks, which was over the insurance limit of the Federal Deposit Insurance Corporation of $250,000, or in deposit in foreign banks or in brokerage accounts where no insurance coverage is available.  No losses have been experienced on such deposits.
Restricted Cash
The Company's restricted cash balance at December 31, 2014 includes $458,000 of escrow deposits for a real estate mortgage and a $250,000 clearing deposit with a third-party broker dealer who serves as a clearing agent for the Company's broker dealer.
Foreign Currency Translation
Foreign currency transaction gains and losses of the Company’s foreign operations are recognized in the determination of net income.  Foreign currency translation adjustments related to our Australian foreign operations are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency translation adjustments related to its European operations, including a Euro denominated loan receivable, are included in net income.
Revenue Recognition – Fee Income
RSO management fees.  The Company earns base management and incentive management fees for managing RSO.  In addition, the Company is reimbursed for its expenses incurred on behalf of RSO and its operations and for property management fees.  Management fees, property management fees and reimbursed expenses are recognized monthly when earned.  In addition, in February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans.  In connection with the sub-advisory services provided, RSO pays CVC Credit Partners 10% of all senior and additional collateral management fees and 50% of all incentive collateral management fees it collects. As of December 31, 2014, CVC Credit Partners continues to provide subadvisory services to three of these CLOs holding approximately $800.0 million in bank loans.
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
Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company must remit a portion of the senior management fee and incentive compensation it receives from RSO to Apidos-CVC for advisory services in managing the portfolio of CLOs. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in two Apidos CLOs by the calculated equity used to determine the senior management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC.
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
The Company records a monthly property management fee equal to 4.5% to 5% of the cash receipts or gross operating revenues from the underlying properties and a monthly debt management fee equal to 0.167% (2% per year) of the gross offering proceeds deployed in debt investments.  The Company recognizes these fees monthly when earned.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Additionally, the Company receives monthly asset management fees from the REITs equal to one-twelfth of 1% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts, or non-cash reserves. The Company earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the brokerage commission paid, or if none is paid, 1% to 2.75% of the contract sales price. The Company also earns a construction management fee of 5.0% of actual costs to construct improvements, or to repair, rehab, or reconstruct a property.
Financial fund management fees. The Company earns monthly investment and management fees on assets held in CDOs on behalf of institutional and individual investors.   These investment management fees and asset management fees are recognized monthly when earned and discounted to the extent that these fees are deferred.  Additionally, the Company records fees for managing the assets held by the partnerships or funds it has sponsored and for managing their general operations.
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
Commercial finance fees.      The Company had recorded management fees from its investment entities for managing and servicing the leased assets acquired when the service was performed.  The payment of these fees to the Company by each entity was contingent upon the partners receiving specified annual distributions from each of the respective entities.  During 2014, 2013 and 2012, the Company permanently waived $683,000, $1.8 million and $3.9 million, respectively, of management fees from its four investment entities since the distributions to the limited partners were less than the annual specified amounts.  The management fees that were waived are not deferrals and, accordingly, will not be paid. During 2014, two of the partnerships were liquidated.
Revenue Recognition – Rental income
Rental revenue is primarily derived from an 86-room boutique hotel located in Savannah, Georgia, which is 80% owned by the Company.  The Company recognizes the room rental revenue on a daily basis.  The Company also derives rental revenue on retail space in the hotel as well as from office space in the office building in which the Company has an ownership interest located in Philadelphia, Pennsylvania.  The income from these leases is recognized over the term of the lease as earned.  Rent abatements and scheduled rent increases over the lease terms are accounted for on a straight-line basis.  Tenant reimbursements are recognized in the period that the related costs are incurred. Percentage rent is recognized when the tenant's reported sales have reached certain levels as specified in the lease.
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
DECEMBER 31, 2014

Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis.  If upon review there is an indication of impairment, the Company will analyze the future cash flows of the managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimations of future bad debts and recoveries.  For the receivables from the real estate investment entities, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The investments in the common stock of The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK) and in Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored and managed Australian investment fund which is structured as a unit trust, is valued at net asset value. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.
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
Trading securities are recorded at fair value with unrealized holding gains and losses reported in revenues by operating segment. The Company utilizes trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities, primarily reported net, include realized and unrealized gains and losses from the sale of trading securities, mark to market adjustments to fair value, gains and interest as well as the impact for any foreign currency translation. The Company utilizes the services of a third-party valuation expert to provide an estimate of the fair value of its trading securities.
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
DECEMBER 31, 2014

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
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company’s adoption of the following standard during 2014 did not have a material impact on its consolidated financial position, results of operations or cash flows:
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
Accounting Standards Issued But Not Yet Effective
The FASB issued the following accounting standards which were not yet effective for the Company as of December 31, 2014:
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
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on the Company’s consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the consolidated balance sheet, statement of operations, or statement of cash flows of the Company.
In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items," which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. The adoption of this ASU will be required on a prospective or retrospective basis beginning with the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheets as of December 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$27,542	$—	$—	$27,542
Restricted cash	725	—	—	725
Receivables	790	—	(154)	636
Receivables from managed entities and related parties, net	32,745	—	(2,442)	30,303
Investments in real estate, net	17,097	—	—	17,097
Investment securities, at fair value	23,964	—	(14,424)	9,540
Investments in unconsolidated loan manager	39,655	—	—	39,655
Investments in unconsolidated entities	20,125	—	(7,036)	13,089
Assets of consolidated VIE - RSO:
Cash and cash equivalents (including restricted cash)	—	202,043	—	202,043
Investments, at fair value	—	296,506	—	296,506
Loans	—	2,038,993	(558)	2,038,435
Investments in real estate and unconsolidated entities	—	60,007	—	60,007
Other assets - RSO	—	131,590	(109)	131,481
Total assets of consolidated VIE - RSO	—	2,729,139	(667)	2,728,472
Property and equipment, net	5,063	—	—	5,063
Deferred tax assets, net	32,818	—	(9,514)	23,304
Other assets	5,416	—	—	5,416
Total assets	$205,940	$2,729,139	$(34,237)	$2,900,842

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,279	$—	$—	$22,279
Payables to managed entities and related parties	3,124	—	(109)	3,015
Borrowings	20,970	—	(558)	20,412
Liabilities of consolidated VIE - RSO:
Borrowings	—	1,716,871	261	1,717,132
Other liabilities	—	60,157	(2,596)	57,561
Total liabilities of consolidated VIE - RSO	—	1,777,028	(2,335)	1,774,693
Total liabilities	46,373	1,777,028	(3,002)	1,820,399
Commitments and contingencies

Equity:
Common stock	335	—	—	335
Additional paid-in capital	308,134	—	—	308,134
Accumulated deficit	(17,439)	—	(6,224)	(23,663)
Treasury stock, at cost	(120,182)	—	—	(120,182)
Accumulated other comprehensive loss	(11,587)	—	10,557	(1,030)
Total stockholders’ equity	159,261	—	4,333	163,594
Noncontrolling interests	306	—	—	306
Noncontrolling interests attributable to consolidated VIE - RSO	—	952,111	(35,568)	916,543
Total equity	159,567	952,111	(31,235)	1,080,443
	$205,940	$2,729,139	$(34,237)	$2,900,842

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table presents the consolidating statement of operations for the year ended December 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$54,861	$—	$—	$54,861
Financial fund management	28,400	—	—	28,400
Commercial finance	(164)	—	—	(164)
	83,097	—	—	83,097
Revenues from consolidated VIE - RSO	—	99,446	—	99,446
Elimination of consolidated VIE - RSO revenues attributed to operating segments	—	—	(13,264)	(13,264)
Total revenues	83,097	99,446	(13,264)	169,279
COSTS AND EXPENSES:
Real estate	37,411	—	—	37,411
Financial fund management	14,824	—	—	14,824
Commercial finance	979	—	—	979
General and administrative	11,118	—	—	11,118
Provision for credit losses	3,058	—	—	3,058
Depreciation and amortization	1,819	—	—	1,819
	69,209	—	—	69,209
Expenses from consolidated VIE - RSO	—	62,783	2,212	64,995
Elimination of consolidated VIE - RSO expenses attributed to operating segments	—	—	(12,601)	(12,601)
Total expenses	69,209	62,783	(10,389)	121,603
OPERATING INCOME	13,888	36,663	(2,875)	47,676

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	445	—	—	445
Interest expense	(1,905)	—	—	(1,905)
Other income, net	2,532	—	(2,289)	243
Other income, net, from consolidated VIE - RSO	—	25,505	—	25,505
Elimination of consolidated VIE - RSO other income, net	—	—	51	51
	1,072	25,505	(2,238)	24,339
Income from operations before taxes	14,960	62,168	(5,113)	72,015
Income tax provision	5,853	—	(2,212)	3,641
Net income	9,107	62,168	(2,901)	68,374
Net income attributable to noncontrolling interests	(89)	—	—	(89)
Net income attributable to noncontrolling interests - RSO	—	(18,141)	(43,176)	(61,317)
Net income attributable to common shareholders	$9,018	$44,027	$(46,077)	$6,968

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table presents the consolidating statement of cash flows for the year ended December 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,107	$62,168	$(2,901)	$68,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,937	—	—	1,937
Provision for credit losses	3,058	—	—	3,058
Unrealized gain on trading securities	232	—	(22)	210
Equity in earnings of unconsolidated entities	(4,682)	—	483	(4,199)
Distributions from unconsolidated entities	6,759	—	—	6,759
Gain on sale of leases and loans	(12)	—	—	(12)
Gain on sale of investment securities, net	(1,945)	—	95	(1,850)
Gain on sale of assets	(445)	—	—	(445)
Deferred income tax provision	5,388	—	—	5,388
Equity-based compensation expense	2,003	—	—	2,003
Trading securities purchases and sales, net	1,588	—	—	1,588
Changes in operating assets and liabilities	(5,547)	—	—	(5,547)
Adjustments to reconcile net income of VIE - RSO to net cash provided by operating activities	—	50,604	(32)	50,572
Net cash provided by operating activities	17,441	112,772	(2,377)	127,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(430)	—	—	(430)
Principal payments received on real estate loans and real estate	25	—	—	25
Investments in unconsolidated real estate entities	(1,709)	—	—	(1,709)
Principal payments on leases and loans	22	—	—	22
Purchase of loans and securities by consolidated VIE - RSO	—	(1,200,711)	—	(1,200,711)
Principal payments and proceeds from sales received by consolidated VIE - RSO	—	858,751	—	858,751
Purchase of loans and investments	(8,222)	—	—	(8,222)
Proceeds from sale of loans and investments	796	—	—	796
Decrease in restricted cash of consolidated VIE - RSO	—	(23,568)	—	(23,568)
Other investing activity of consolidated VIE - RSO	—	(23,603)	(479)	(24,082)
Net cash used in investing activities	(9,518)	(389,131)	(479)	(399,128)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	2,520	—	—	2,520
Principal payments on borrowings	(3,321)	—	392	(2,929)
Net borrowings of debt by consolidated VIE - RSO	—	207,604	—	207,604
Dividends paid	(4,272)	—	—	(4,272)
Dividends paid on common stock by consolidated VIE - RSO	—	(104,225)	2,289	(101,936)
Proceeds from issuance of common stock	15,584	—	—	15,584
Net proceeds from issuance of common stock by consolidated VIE - RSO	—	196,198	—	196,198
Repurchases of common stock	(10,591)	—	—	(10,591)
Decrease in restricted cash	(154)	—	—	(154)
Other financing activity of consolidated VIE - RSO	—	(23,218)	175	(23,043)
Net cash (used in) provided by financing activities	(234)	276,359	2,856	278,981

Increase in cash	7,689	—	—	7,689
Cash, beginning of year	19,853	—	—	19,853
Cash, end of year	$27,542	$—	$—	$27,542

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information are as follows (in thousands, per share data):

	Years Ended December 31,
	2014	2013	2012
Cash (paid) received:
Interest	$(1,654)	$(1,690)	$(1,980)
Income tax payments	(1,268)	(1,651)	(1,367)
Refund of income taxes	171	99	83

Dividends declared per common share	$0.22	$0.15	$0.12

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes	$370	$136	$1,719
Repurchase of common stock in exchange for the exercise of warrants	1,754	—	—
Issuance of treasury stock for the Company's investment savings plan	407	341	485
Common stock issued to former director in exchange for vested director units	—	—	135
Leasehold improvements paid by the landlord	—	1,496	—
Effects from the deconsolidation of entities: (1)
Receivables from managed entities and related parties, net	$—	$—	$715
Investments in unconsolidated entities	—	—	(1,824)
Other assets	—	—	20
Accrued expense and other liabilities	—	—	(938)

(1)
Reflects the deconsolidation of Apidos and LEAF during 2012 and, as a result, the removal of the amounts noted above from the Company’s consolidated balance sheets.  The sum of the assets removed and cash equated to the sum of the liabilities and equity that were similarly eliminated and, as such, there was no change in the Company’s total net assets.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 5 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2014 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$9	$342	$1,124	$18,398	$19,864	$19,873
Real estate investment entities	6,613	772	1,214	15,134	17,120	23,733
Financial fund management entities	583	74	—	6	80	663
Other	3,024	—	—	—	—	3,024
	10,229	1,188	2,338	33,538	37,064	47,293
Rent receivables - real estate	76	11	1	—	12	88
Total financing receivables	$10,305	$1,199	$2,339	$33,538	$37,076	$47,381

(1)
Receivables are presented gross of an allowance for credit losses of $17.0 million related to one of the Company’s commercial finance investment entities.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2013 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Receivables from managed entities and related parties: (1)
Commercial finance investment entities	$48	$—	$—	$44,355	$44,355	$44,403
Real estate investment entities	3,142	793	1,229	16,323	18,345	21,487
Financial fund management entities	1,071	35	3	29	67	1,138
Other	70	33	21	—	54	124
	4,331	861	1,253	60,707	62,821	67,152
Rent receivables - real estate	63	14	4	10	28	91
Total financing receivables	$4,394	$875	$1,257	$60,717	$62,849	$67,243

(1)
Receivables are presented gross of an allowance for credit losses of $36.2 million related to the Company’s commercial finance, real estate investment entities and financial fund management entities, respectively.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes the activity in the allowance for credit losses by all financing receivables by receivable type (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Year Ended December 31, 2014:
Balance, beginning of year	$36,229	$—	$14	$36,243
Provision for (reversal of) credit losses	3,123	(62)	(3)	3,058
Charge-offs	(22,394)	—	(11)	(22,405)
Recoveries	32	62	—	94
Balance, end of year	$16,990	$—	$—	$16,990

Ending balance, individually evaluated for impairment	$16,990	$—	$—	$16,990
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of year	$16,990	$—	$—	$16,990

Year Ended December 31, 2013:
Balance, beginning of year	$32,560	$—	$68	$32,628
Provision for (reversal of) credit losses	4,324	(42)	(17)	4,265
Charge-offs	(675)	—	(37)	(712)
Recoveries	20	42	—	62
Balance, end of year	$36,229	$—	$14	$36,243

Ending balance, individually evaluated for impairment	$36,229	$—	$—	$36,229
Ending balance, collectively evaluated for impairment	—	—	14	14
Balance, end of year	$36,229	$—	$14	$36,243
The Company’s financing receivables (presented exclusive of any allowance for credit losses) as of December 31, 2014 relate to the balance in the allowance for credit losses, as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$47,293	$—	$47,293
Ending balance, collectively evaluated for impairment	—	88	88
Balance, end of year	$47,293	$88	$47,381
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
Year Ended December 31, 2014:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$1,295	$18,285	$16,990	$36,256

Year Ended December 31, 2013:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$2,690	$38,919	$36,200	$38,649
Receivables from managed entities – real estate	—	14	14	32
The Company had no impaired financing receivables without a specific allowance as of December 31, 2014 and December 31, 2013.
NOTE 6 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	December 31,
	2014	2013
Properties owned, net of accumulated depreciation of $9,198 and $8,666:
Hotel property (Savannah, Georgia)	$10,110	$10,504
Office building (Philadelphia, Pennsylvania)	888	781
	10,998	11,285
Partnerships and other investments	6,099	6,411
Total investments in real estate, net	$17,097	$17,696
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

2015	$1,016
2016	819
2017	710
2018	703
2019	355
Thereafter	1,020
Total	$4,623
NOTE 7 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	December 31,
	2014	2013
Available-for-sale securities	$9,065	$7,522
Trading securities	475	317
Total investment securities, at fair value	$9,540	$7,839

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Year Ended December 31, 2014:
CLO securities	$6,962	$1,228	$(176)	$8,014
Equity securities	888	163	—	1,051
Total	$7,850	$1,391	$(176)	$9,065

Year Ended December 31, 2013:
CLO securities	$5,971	$1,315	$(196)	$7,090
Equity securities	208	232	(8)	432
Total	$6,179	$1,547	$(204)	$7,522
CLO securities.  The CLO securities represent the Company’s retained equity interest in twelve and ten CLO issuers that CVC Credit Partners has sponsored and manages at December 31, 2014 and 2013, respectively (see Note 8).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds 10,000 shares in the DIF with a cost basis of $100,000. In 2014 the Company purchased 749,976 units of RREGPS for $677,400.
Trading securities. The Company had net realized gains from sales of trading securities of $1.9 million and $6.3 million as well as unrealized losses totaling $210,000 and unrealized gains totaling $1.1 million during 2014 and 2013, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations.
Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2014
CLO securities	$2,643	$(176)	4	$—	$—	—
Equity securities	—	—	—	—	—	—
Total	$2,643	$(176)	4	$—	$—	—

December 31, 2013
CLO securities	$2,312	$(196)	3	$—	$—	—
Equity securities	92	(8)	1	—	—	—
Total	$2,404	$(204)	4	$—	$—	—
Other-than-temporary impairment losses.  In 2014, 2013 and 2012, the Company recorded charges of $0, $214,000 and $74,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	December 31,
		2014	2013
Real estate investment entities	1% – 12%	$8,313	$8,271
Financial fund management partnerships	0.01% - 50%	4,162	5,294
Trapeza entities	33% − 50%	614	777
Investments in unconsolidated entities		$13,089	$14,342
Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, which completed its initial public offering in December 2013 as well as a $1.3 million investment in Opportunity REIT II, which is in its offering stage. The Company accounts for its investments in Opportunity REIT I and Opportunity REIT II on the cost method. In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company continues to manage the one remaining property held by the joint venture and receives property management fees. As of December 31, 2014, the Company has a $200,000 investment in a new fund it is sponsoring, Innovation Office REIT, Inc., which is expected to be effective by the second quarter of 2015.
The Company evaluates all of its investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on any of the investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. The Company has a $39.7 million investment in CVC Credit Partners for which it records its 33% equity share, including the operations of Apidos, in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive loss. Included in costs and expenses for CVC Credit Partners for 2014 and 2013 were $129,000 and $2.4 million, respectively, of offering costs associated with a European investment fund that holds sub-investment grade European debt.
Per the terms of the CVC Credit Partners shareholders agreement, CVC has an irrevocable option to buy 9% of the Company’s interests in the joint venture.  This option may be exercised during a sixty-day period commencing with the completion of the CVC Credit Partners audit for the year ended December 31, 2014.
Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Years Ended December 31,
	2014	2013
Management fee revenues	$67,512	$51,662
Costs and expenses	(61,953)	(48,106)
Net income	$5,559	$3,556
Portion of net income attributable to the Company	$1,803	$1,775
In conjunction with the formation of CVC Credit Partners, the Company retained a preferred interest in Apidos-CVC relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at December 31, 2014, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. The Company continually evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 9 - PROPERTY AND EQUIPMENT
Property and equipment, net, consist of the following (in thousands):

	Estimated Useful Life	December 31,
		2014	2013
Leasehold improvements	1-10 years	$4,597	$4,575
Furniture and equipment	3-7 years	4,006	3,692
Computer equipment	3-5 years	3,263	3,093
		11,866	11,360
Accumulated depreciation and amortization		(6,803)	(5,516)
Property and equipment, net		$5,063	$5,844
NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	December 31,
	2014	2013
Accounts payable and other accrued liabilities	$6,045	$7,439
Supplemental executive retirement plan ("SERP") liability (see Note 16)	6,383	4,998
Accrued wages and benefits	4,580	4,304
Deferred rent	2,485	2,675
Apidos contractual obligation (see Note 18)	745	995
Dividends payable	1,312	977
Short-term insurance notes	729	746
Total accrued expenses and other liabilities	$22,279	$22,134

NOTE 11 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31, 2014		As of December 31, 2013
	Availability	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	3,000	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt		10,088	10,287
Other debt		324	332
Total borrowings outstanding		$20,412	$20,619

(1)	The availability of the facility as shown has been reduced for outstanding letter of credit of $503,000 at December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  In March 2011, the Company entered into a line of credit loan agreement with TD Bank that, through April 24, 2014, allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) London Interbank Offered Rate ("LIBOR") plus 3%. The LIBOR rate varies from one to six months depending upon the period of the borrowing. In April 2014, the Company amended the its TD facility to (i) extend the maturity date to the earlier of (a) the expiration of its management agreement with RSO or (b) December 31, 2017; (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million; and (iii) require that the Company have no cash advances outstanding for 30 consecutive days during each 1-year period beginning on April 25, 2014. The Company is charged an annual unused facility fee of 0.5% and a 5.25% annual fee on the $503,000 outstanding letter of credit.
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
As of December 31, 2014, there were no borrowings outstanding and availability on the TD facility was $11.5 million, before reduction for an outstanding letter of credit. Weighted average borrowings on the line of credit for 2014 and 2013 were $0 and $147,945, respectively, at a weighted average borrowing rate of 0.0% and 3.2%, respectively.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO stock and a first priority security interest in certain real estate collateral located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account. The loan has an annual unused facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused fee to 0.50%. As of December 31, 2014, there were no outstanding borrowings and availability under this facility was $3.0 million.
Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") were originally issued with detachable 5-year warrants to purchase a total of 3,690,195 shares of common stock, all of which have been exercised as of December 31, 2014. The effective interest rate for 2014 and 2013 was 9.3% and 9.7%, respectively. On August 28, 2014, the Senior Notes were modified to extend the maturity date from March 31, 2015 to March 31, 2018 and to include an early redemption feature.  The Company may early redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price will be at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101%, and thereafter at 100%.
Other Debt - Real Estate and Corporate
Real estate − mortgage. In August 2011, the Company obtained a $10.7 million mortgage for its hotel property in Savannah, Georgia.  The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly principal and interest payments of $71,331.  The principal balance as of December 31, 2014 and 2013 was $10.1 million and $10.3 million, respectively.
Corporate - capital leases. In October 2013, the Company entered into a capital lease for the purchase of computer equipment at an interest rate of 6.5%. The two-year lease requires monthly payments of $16,377. The principal balance of the lease at December 31, 2014 was $127,752. In June 2014, the Company entered into a three-year capital lease for the purchase of computer equipment with monthly payments of $4,205. The principal balance of the lease at December 31, 2014 was $120,256. In December 2014, the Company entered into a thirty-nine month capital lease with monthly interest payments of $1,985. The principal balance of the lease at December 31, 2014 was $75,328.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Debt repayments
Annual principal payments on the Company’s aggregate borrowings for the next five years ending December 31, and thereafter, are as follows (in thousands):

2015	$407
2016	297
2017	289
2018	10,262
2019	273
Thereafter	8,884
Total	$20,412
Covenants
The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios. The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.
The covenant for the mortgage on the Company's hotel property requires maintaining a minimum debt coverage ratio. Although non-recourse in nature, the loan is subject to limited standard exceptions (or “carveouts”) which the Company has guaranteed.  These carveouts will expire as the loan is paid down over the next ten years.  The Company has control over the operations of the underlying property, which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.  To date, the Company has not been required to make any carveout payments.
The Company was in compliance with all of its debt covenants as of December 31, 2014.
NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
The following are changes in accumulated other comprehensive income (loss) by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2012, net of tax of $544, $(10), $0 and $(2,325)	$847	$(14)	$—	$(3,030)	$(2,197)
Changes during 2013	(46)	10	(2)	1,004	966
Balance, December 31, 2013, net of tax of $543, $(1), $(2) and $(1,853)	801	(4)	(2)	(2,026)	(1,231)
Changes during 2014	1,178	3	(3)	(977)	201
Balance, December 31, 2014, net of tax of $472, $0, $(3) and $(2,700)	$1,979	$(1)	$(5)	$(3,003)	$(1,030)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Amounts reclassified from accumulated other comprehensive income were reflected in the financial statements, as follows:

Category	Locations in the Consolidated Statement of Operations
Investment securities available-for-sale	Other-than-temporary impairment on investments or Gain on sale of investment securities, net
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustment	Other income (expense)
NOTE 13 - NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	RSO	Other	RSO	Other	RSO	Other
Noncontrolling interests, beginning of year	$743,364	$238	$582,323	$279	$399,288	$319
Net income attributable to noncontrolling interests	61,317	89	45,581	20	62,560	557
Other comprehensive income	18,088	—	13,035	—	19,249	—
Net proceeds from issuance of equity interests, net of shares repurchased	196,211	—	190,222	24	170,928	—
Amortization of stock-based compensation	6,567	—	10,472	—	4,636	—
Discount on RSO senior convertible notes	—	—	4,851	—	—	—
Contributions, net of distributions from non-controlling interests	11,141	—	—	—	—	—
Distributions to noncontrolling interests	(120,179)	(21)	(103,120)	(85)	(74,340)	(595)
Other	34	—	—	—	2	(2)
Noncontrolling interests, end of year	$916,543	$306	$743,364	$238	$582,323	$279
NOTE 14 - INCOME TAXES
The following table details the allocation of the Company's provision (benefit) for income taxes from continuing operations between RAI and RSO:

	Years Ended December 31,
	2014	2013	2012
RAI	$5,853	$1,657	13,117
RSO, net of eliminations	(2,212)	(1,041)	14,602
Total	$3,641	$616	$27,719

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table details the components of the Company's provision (benefit) for income taxes from continuing operations, excluding RSO (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax (benefit) provision:
Federal	$(170)	$746	$—
State	592	1,042	1,225
Foreign	43	(156)	56
Total current tax provision	465	1,632	1,281
Deferred tax provision (benefit)
Federal	5,039	1,399	13,045
State	349	(1,374)	(1,209)
Foreign	—	—	—
Total deferred tax provision	5,388	25	11,836
Total income tax provision	$5,853	$1,657	$13,117
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate, excluding RSO, is as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	5	(10)	3
Deconsolidation adjustment	—	—	(6)
Foreign adjustment	—	(2)	—
Valuation allowance for deferred tax assets	—	—	3
Equity-based compensation (benefit) expense	(1)	1	—
Dividend received deduction	(2)	(2)	—
Other items	2	(5)	—
	39%	17%	35%
Deferred tax assets (liabilities) are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.  The components of deferred tax assets, net, excluding RSO, are as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	December 31,
	2014	2013
Deferred tax assets related to:
Federal, foreign, state and local operating loss carryforwards	$10,401	$8,999
Capital loss carryforwards	1,192	450
Unrealized loss on investments	3,941	3,664
Investment in partnerships	2,201	2,572
Provision for credit losses	7,354	15,600
Accrued expenses	1,794	2,142
Employee equity compensation awards	1,864	1,005
Deferred income	40	—
Property and equipment basis differences	—	96
Gross deferred tax assets	28,787	34,528
Less: valuation allowance	(4,906)	(4,584)
	23,881	29,944
Deferred tax liabilities related to:
Intangible assets	(392)	—
Unremitted foreign earnings	(76)	—
Deferred income	—	(2,175)
Property and equipment basis differences	(109)	—
	(577)	(2,175)

Deferred tax assets, net	$23,304	$27,769
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $2.0 million if and when such deferred tax assets are ultimately realized. The Company uses a "with and without approach" when determining when excess tax benefits have been realized.

At December 31, 2014, the Company had total net operating tax loss carryforwards ("NOLs") of $170.9 million (deferred tax asset of $9.9 million), including federal NOLs of $2.3 million and state/local NOLs of $168.6 million, that will expire between 2015 and 2035. The Company believes it will be able to utilize up to $96.0 million of these NOLs (deferred tax asset of $5.9 million) prior to their expiration and has changed its valuation allowance against gross NOLs from $61.9 million to $74.9 million (tax effected expense of $583,000). In addition, the Company changed its valuation allowance against gross state timing differences from $1.7 million to $1.3 million (tax effected benefit of $256,000) that the Company believes it will not be able to use. Management will continue to assess its estimate of the amount of NOLs that the Company will be able to utilize. Furthermore, its estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised. Management believes it is more likely than not that the other net deferred tax assets will be realized based on carryback of capital losses and tax planning strategies that will generate future taxable income during the periods in which these temporary differences become deductible.

The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York. The Company is currently undergoing an IRS Excise Tax examination for year 2011, a Kansas income tax examination for tax years 2010 through 2012, a Los Angeles income tax examination for tax years 2010 through 2012, and a Philadelphia income tax examination for tax years 2010 through 2013. The Company is not subject to IRS examination for tax return years before 2010 and is not subject to state and local income tax examinations for years before 2007.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 15 - EARNINGS PER SHARE
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Years Ended December 31,
	2014	2013	2012
Shares
Basic shares outstanding	21,148	20,217	19,919
Dilutive effect of outstanding stock options, warrants and director units	1,223	1,688	1,075
Dilutive shares outstanding	22,371	21,905	20,994
NOTE 16 - BENEFIT PLANS
Employee stock plans. As of December 31, 2014, the Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Equity awards from these plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years from the date of grant.
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
Employee stock options.  The Company has not granted any options since 2008. As of December 31, 2012, options outstanding were fully amortized. For 2012, the Company recorded option compensation expense of $29,000. No expense was recorded for 2014 or 2013.
Restricted stock.  During 2014, 2013 and 2012, the Company awarded a total of 649,622, 39,081 and 239,291 shares of restricted stock, respectively, valued at $5.9 million, $335,000 and $1.6 million, respectively, and recorded equity compensation expense for outstanding restricted stock of $2.1 million, $1.2 million and $1.0 million (of which $50,000, $27,000 and $44,000 related to the accelerated vesting of awards for certain terminated employees), respectively.
In January 2011, in connection with the formation of LEAF, all of the outstanding restricted stock of LEAF Financial held by its senior management was exchanged for 1,000 shares of restricted stock of LEAF.  The Company recorded equity-based compensation expense related to the LEAF and LEAF Financial restricted stock of $82,000 for 2012. No expense was recorded for 2014 or 2013.
Performance-based awards.  The Company issues performance-based awards which are earned based on the achievement of specified goals as of a designated measurement date.  The goals typically include such measures as earnings per share, return on equity, revenues and assets under management.  During 2014, 2013 and 2012, the Company awarded 90,614, 0, and 36,000 shares of performance-based restricted stock, respectively, and recorded compensation expense (benefit) of $92,000, $68,000 and $36,000 during 2014, 2013 and 2012, respectively, related to performance awards that had been earned.  There were 4,000, 4,000, and 4,000 nonvested earned performance-based restricted shares outstanding as of December 31, 2014, 2013 and 2012, respectively.

Unearned Performance-based Restricted Stock	Shares
Outstanding, beginning of year	12,000
Awarded	90,614
Earned	(12,000)
Outstanding, end of year	90,614

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Aggregate information regarding the activity for the Company’s employee stock options as of December 31, 2014 is as follows:

Stock Options Outstanding	Shares		Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance, beginning of year	1,015,163		$16.26	1.72	$50,250
Exercised	(5,000)		$(8.14)
Forfeited and/or expired	(17,313)		$(16.39)
Balance, end of year	992,850		$16.30	0.72	$66,340

Exercisable, December 31, 2014	992,850		$16.30
Available for grant	448,168	(1)

(1)	The shares available for grant are reduced by restricted stock award grants, net of forfeitures.
The following table summarizes the activity for nonvested restricted stock (excluding performance-based awards) during 2014. All options outstanding are vested.

	Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock
Outstanding, beginning of year	396,194	$6.38
Granted	649,622	$9.03
Vested and issued	(216,738)	$(5.83)
Outstanding, end of year	829,078	$8.60
Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has three plans for its non-employee directors (“Eligible Directors”), the 1997 Director Plan, the 2002 Director Plan, and the 2012 Director Plan.  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.
The 1997 Director Plan has issued all of its authorized 134,073 units.  As of December 31, 2014, there were 104,070 units vested and outstanding under this plan.
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
The 2002 Director Plan provides for the issuance of 173,450 units and terminated on April 29, 2012, such that the plan can no longer make any additional grants (grants outstanding remain unaffected). As of December 31, 2014, there were 130,956 units outstanding (of which 127,175 were vested) under the 2002 Director Plan.
The 2012 Director Plan provides for the issuance of up to a maximum of 200,000 units and will terminate on March 8, 2022, except with respect to previously awarded grants. As of December 31, 2014, there were 40,412 units outstanding (22,869 of which were vested) under the 2012 Director Plan.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Aggregate information regarding the Company’s three director plans at December 31, 2014 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Director Units
Outstanding, beginning of year	262,546	$6.55
Granted	17,594	$8.95
Forfeited	(8,480)	$(7.96)
Outstanding, end of year	271,660	$6.66

Vested units	250,336	$6.51
Available for grant	159,588
The following table summarizes the activity for outstanding nonvested director units during 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Director Units
Outstanding, beginning of year	25,425	$7.96
Granted	17,594	$8.95
Vested	(13,215)	$(8.82)
Forfeited	(8,480)	$(7.96)
Outstanding, end of year	21,324	$8.44
Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  Prior to January 1, 2012, the Company matched 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1000 hours of service and having been employed by the Company for one year.  The match earned prior to January 1, 2012 vests over a period of five years.   On January 1, 2012, the Plan was amended to become a Safe Harbor Plan and the match was changed to equal (1) 100% of participant contributions up to the first 3% of participant compensation, plus (2) 50% of participant contributions on the next 2% of participant compensation. In addition, matching contributions made after January 1, 2012 are 100% vested. The Company has recorded compensation expense, net of forfeitures, of $373,000, $490,000 and $443,000 for matching contributions during 2014, 2013 and 2012, respectively.
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime.  The 1999 Trust, a secular trust, purchased and holds 100,000 shares of the common stock of TBBK ($1.7 million fair value at December 31, 2014).  The Company anticipates funding $838,000 to the Plan during 2015 in order for the Plan to pay the annual benefit.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest cost	$273	$225	$(75)
Less: expected (loss) return on plan assets	(154)	(100)	295
Plus: Amortization of unrecognized loss	279	381	305
Net cost	$398	$506	$525

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	December 31,
	2014		2013
Projected benefit obligation, beginning of year	$7,571		$8,471
Interest cost	273		226
Actuarial loss	1,031		(288)
Benefit payments	(838)		(838)
Projected benefit obligation, end of year	$8,037		$7,571

Fair value of plan assets, beginning of year	$2,573		$1,665
Actual (loss) gain on plan assets	(918)		908
Fair value of plan assets, end of year	$1,655		$2,573

Unfunded status	$(6,383)		$(4,998)
Unrecognized net actuarial loss	5,704		3,879
Net accrued cost	$(679)		$(1,119)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(6,383)		$(4,998)
Accumulated other comprehensive loss	3,003	(1)	2,026
Deferred tax asset	2,701		1,853
Net liability recognized	$(679)		$(1,119)

(1)	The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next year is $279,000.
As of December 31, 2014, the fair value of the SERP plan asset by level within the fair value hierarchy was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Equity securities - TBBK	$1,655	$—	$—	$1,655
NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	December 31,
	2014	2013
Receivables from managed entities and related parties, net:
Real estate investment entities	$23,733	$21,487
Commercial finance investment entities (1)	2,883	8,174
Financial fund management investment entities	663	1,138
Other	488	124
Loan to CVC Credit Partners	2,536	—
Receivables from managed entities and related parties	$30,303	$30,923

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$2,942	$2,940
Other	73	170
Payables to managed entities and related parties	$3,015	$3,110

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(1)
Net of reserves for credit losses of $17.0 million and $36.2 million, respectively, related to management fees owed from one of the commercial finance investment partnerships, respectively which, based on estimated cash distributions, are not expected to be collectible.

(2)	Reflects $2.6 million and $2.9 million, respectively, in funds provided by the real estate investment entities, which are held by the Company to self-insure the properties held by those entities.
The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company pays fees to, and reimburses certain operating expenses of related entities.  The following table details those activities (in thousands):

	Years Ended December 31,
	2014	2013	2012
Fees from unconsolidated investment entities:
Real estate (1)	$34,395	$23,356	$17,550
Financial fund management	3,633	3,115	3,093
Commercial finance (2)	—	—	—
CVC Credit Partners – reimbursement of net costs and expenses	1,037	1,195	2,082
Opportunity REIT I:
Reimbursement of costs and expenses	2,227	1,633	844
Dividends paid	117	114	14
Opportunity REIT II:
Reimbursement of costs and expenses	2,342	—	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(293)	(898)	(2,149)
Payment for rent and related expenses	—	(543)	(763)
Reimbursement of net costs and expenses	129	213	287
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(767)	(702)	(685)
Property management fees	205	122	—
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(232)	(226)	(211)
Atlas Energy, L.P. – reimbursement of net costs and expenses	163	240	609
Ledgewood P.C. – payment for legal services	(180)	(240)	(462)
Graphic Images, LLC – payment for printing services	(156)	(179)	(235)
The Bancorp, Inc. – reimbursement of net costs and expenses	111	114	118
9 Henmar LLC – payment of broker/consulting fees	(38)	(41)	(47)

(1)
Reflects discounts recorded by the Company of $82,000, $179,000 and $678,000 recorded in 2014, 2013 and 2012 in connection with management fees from its real estate investment entities that it expects to receive in future periods.

(2)	During 2014, 2013 and 2012, the Company waived $683,000, $1.8 million and $3.9 million, respectively, of its fund management fees from its commercial finance investment entities.

Relationship with CVC Credit Partners. In conjunction with the sale of Apidos to CVC, the Company received, in part, a 33% limited partner interest in CVC Credit Partners, a joint venture between the Company and CVC, and a 33% interest in the General Partner of CVC Credit Partners. As the Company holds at least 25% of the partnership interests, the Company's consent will be required for all non-routine partnership actions, including dispositions and acquisitions in excess of specified thresholds, declarations of distributions, appointment and termination of senior employees, establishment of new investment funds and financings in excess of specified thresholds.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company is required to remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in two Apidos CLOs by the calculated equity used to determine the base management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC. In October 2014, Apidos CLO I was liquidated, resulting in a $28.5 million reduction in RSO equity in Apidos CLOs and, therefore, a reduction in the base and incentive compensation due to Apidos-CVC.
In February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans whose management contracts RSO had acquired.  In connection with services provided by Apidos-CVC, in February 2011 the management agreement was further amended to permit RSO to pay Apidos-CVC 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects and to reimburse Apidos-CVC expenses relative to the management of these CLOs. As of December 31, 2014, Apidos-CVC continues to provide subadvisory services to three of these CLOs holding approximately $800.0 million in bank loans.
On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In September 2014, the Company and CVC Credit Partners agreed to extend the maturity of the note until April 2015. In connection with the original loan agreement, on December 8, 2014, the Company made an additional advance of €500,000.
Relationship with Opportunity REIT I.  The Company formed Opportunity REIT I in 2009 to primarily focus on acquiring non-performing real estate loans and distressed real estate at a discount. In December 2013, the initial offering for Opportunity REIT I was closed having raised an aggregate of $635.0 million. The Company is entitled to receive reimbursements for costs associated with the formation and operating expenses of Opportunity REIT I.  As of December 31, 2014, the Company had a $325,000 receivable due from Opportunity REIT I.
Relationship with Opportunity REIT II.  On February 6, 2014, Opportunity REIT II commenced its initial public offering of up to $1.0 billion in common stock at a maximum price of $10 per share. Opportunity REIT II will focus on acquiring under-performing multifamily rental properties, distressed real estate and performing loans. Resource Real Estate, a subsidiary of the Company, is the external manager. As of December 31, 2014, the Company had a $3.4 million receivable due from Opportunity REIT II for offering costs and operating expense reimbursements.
On June 14, 2014, the Company provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest accruing at a rate of LIBOR plus 300 basis points basis points. The loan and related interest were repaid in full by June 30, 2014.
Relationship with LEAF. The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF. In addition, the Company sublet office space in Philadelphia, Pennsylvania from LEAF under a lease that expired in August 2013.
Sub-servicing agreement with LEAF for the commercial finance investment funds. The Company has a sub-servicing agreement with LEAF to provide management services for the commercial finance investment funds. The fee is equal to LEAF's costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each commercial finance fund's borrowing base under its credit facilities or securitizations. In addition, LEAF is entitled to an evaluation fee equal to 50% of any acquisition or similar fee collected by the Company in connection with the acquisition of any new lease or loan contracts for which LEAF provides evaluation services.
Relationship with Atlas Energy, L.P. (“Atlas”).  Mr. E. Cohen, the Company’s Chairman of the Board, also serves as the chief executive officer (“CEO”) and president of the general partner of Atlas. Mr. Jonathan Z. Cohen (“Mr. J. Cohen”), the Company’s CEO and President, is the general partner’s chairman of the board.  Atlas reimburses the Company for certain shared services.   At December 31, 2014, the Company had a $27,000 payable balance due to Atlas as a result of expenses paid by Atlas on the Company's behalf.
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
DECEMBER 31, 2014

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
Relationship with Retirement Trusts.  The Company has established two trusts to fund the SERP for Mr. E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($1.7 million fair value at December 31, 2014).  See “Relationship with TBBK,” below. This trust and its assets are not included in the Company’s consolidated balance sheets.  However, trust assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” held 103,494 shares of TBBK common stock at December 31, 2010, all of which were sold during 2011 and 2012.  The SERP liability of $6.4 million is included in accrued expenses and other liabilities.
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
Relationship with TBBK.  Mr. D. Cohen is the chairman of the board of TBBK. Mrs. Betsy Z. Cohen (“Mrs. B. Cohen”, who is the wife of Mr. E. Cohen and, together with Mr. E. Cohen are the parents of Messrs. J. Cohen and D. Cohen) was, until December 31, 2014, the CEO of TBBK and its subsidiary bank.  From June 2011 until January 2015, the Company sublet a portion of its New York office space to TBBK.  In 2012, the Company sold 6,992 of its shares of TBBK common stock for $55,000 and realized gains of $5,000.  The Company did not sell any of its TBBK stock during 2014 and 2013.  In addition, TBBK provides banking and operational services to LEAF Financial.  As of December 31, 2014, the Company held $29,000 in cash deposits at TBBK
Relationship with Certain Directors, Officers, Employees and Other Related Parties.  The Company serves as the general partner of seven partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships would participate in the carried interest.  For four of these partnerships, the total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Mr. J. Cohen is entitled to receive 10%.  Nine individuals, three of whom are employees of the Company, are entitled to receive the remaining 38.5%.  For the remaining three partnerships, the total participation authorized by the Company's compensation committee was 50% of the 20% carried interest. Six individuals, four of whom are employees of the Company, are entitled to receive the remaining 50%. No carried interest had been earned by any of the individuals through December 31, 2014.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. Principal and interest are payable annually commencing January 15, 2015 with equal payments due on January 15, 2015 and 2016 with a final maturity of January 15, 2016. In December 31, 2014, the Company amended the terms of the note to extend the payments to March 15, 2015 and 2016 and to make the final maturity March 15, 2016.
Relationship with Brandywine Construction & Management, Inc. (“BCMI”).  BCMI manages the property underlying one of the Company’s real estate investments.  Mr. E. Cohen is the chairman of BCMI.
In March 2008, the Company sold a 19.99% interest in two indirect subsidiaries that hold a hotel property in Savannah, Georgia to a limited liability company owned by Mr. Adam Kauffman ("Mr. A. Kauffman") for $1.0 million plus $130,000 in fees, and recognized a gain of $612,000.  The terms of the sale agreement provided an option to Mr. A. Kauffman, who is president of BCMI, to purchase up to the balance of the Company’s interest in the hotel for $50,000 per 1% interest purchased.  The purchase option expired in July 2011.  Mr. A. Kauffman now has a right-of-first-offer to purchase the balance of the Company’s interest in the hotel.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In November 2012, the Company paid a $95,000 fee to BCMI in connection with the negotiation and ultimate sale of a property in which the Company had a loan investment.
NOTE 18 - FAIR VALUE
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
Investment securities − equity securities. The Company uses quoted market prices to value its investments in DIF and TBBK common stock (Level 1). The Company uses the net asset value ("NAV") calculated by the independent fund administrator to value its investment in RREGPS. The underlying investments in RREGPS are all publicly-traded securities as of December 31, 2014 (Level 2).
Investment securities − trading securities. The Company holds six securities of value within its trading portfolio, five of which are debt or equity investments in externally managed CDO issuers and one of which is a term loan (Level 3).

•
one of the CDOs is a European commercial real estate ("CRE") CDO senior debt investment, valued based on recent market trading data of the same security and a qualitative analysis of the CDO's net asset value.

•
two of the CDOs are substantially liquidated, one holding five assets, four of which are considered worthless, and the other holding one asset. The valuations for these CDOs are based on the net asset values of the remaining assets.

•	one of the CDOs is valued using assumptions of 3% constant default rate, 30% constant prepayment rate, and 30% loss severity rate (with some asset-specific assumptions).

•	one of the CDOs is valued using assumptions of a 9% default rate, 20% constant prepayment rate, and 30% loss severity rate.

•	one loan position was valued based on projected near term cash distributions.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Investment in Apidos-CVC preferred stock and contractual commitment. The Company's contractual commitment associated with its investment in Apidos-CVC preferred stock was initially valued at $589,000 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
The fair values of the Company’s assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities
December 31, 2014	$310	$741	$8,489	$9,540
December 31, 2013	$432	$—	$7,407	$7,839

	Level 1	Level 2	Level 3	Total
Liabilities - Apidos contractual commitment
December 31, 2014	$—	$—	$745	$745
December 31, 2013	$—	$—	$995	$995
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	15,063
Income accreted	995
Payments and distributions received	(3,753)
Sales	(13,177)
Gain on sales of investment securities	370
Gain on sales of trading securities	1,850
Unrealized holding losses on trading securities	(200)
Change in unrealized losses included in accumulated other comprehensive loss	(66)
Balance, end of year	$8,489
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2013 (in thousands):

Investment Securities
Balance, beginning of year	$10,367
Purchases	11,630
Income accreted	(14,058)
Payments and distributions received	(1,055)
Sales	(6,286)
Impairment recognized in earnings	(214)
Gain on sales of trading securities	899
Unrealized holding gain on trading securities	6,294
Change in unrealized losses included in accumulated other comprehensive loss	(170)
Balance, end of year	$7,407

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at December 31, 2014	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$8,014	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.50% - 100%
			Discount rates	13%

Trading securities	$475	Net asset value	Constant default rate	2%-9%
		Discounted cash flow	Loss severity rate	30%
			Constant prepayment rate	20%-30%
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$10,088	$11,197	$10,287	$10,702
Senior Notes	10,000	12,820	10,000	12,619
Other debt	324	324	332	332
	$20,412	$24,341	$20,619	$23,653
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributed to the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at December 31, 2014 and 2013.
NOTE 19 - COMMITMENTS AND CONTINGENCIES
Leases. The Company leases office space and equipment under leases with varying expiration dates through 2023.  Rental expense, net of subleases, was $1.9 million, $1.4 million and $1.5 million for 2014, 2013 and 2012, respectively.  The Company’s office space leases in New York and in Philadelphia contain extension clauses.  The Company has the ability to extend the New York lease for an additional five-year term, and one of the Philadelphia leases provides one option to extend for an additional five-year term.  In addition, one of the Philadelphia office leases allows the Company to terminate the lease early with a termination payment to the landlord in January 2020. At December 31, 2014, future minimum rental commitments (net of subleases) under operating and capital leases over the next five years during December 31, and thereafter, were as follows (in thousands):

	Operating	Capital (1)	Total
2015	$2,208	$203	$2,411
2016	2,220	74	2,294
2017	2,075	48	2,123
2018	2,045	6	2,051
2019	1,738	—	1,738
Thereafter	3,410	—	3,410
Total	$13,696	$331	$14,027

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(1)	Includes $6,004, $1,215, $382 and $16 for the years ending December 31, 2015, 2016, 2017 and 2018, respectively, related to the interest portion of capital lease payments.

Broker-Dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $221,000 as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, Resource Securities net capital was $1.4 million and $2.7 million, respectively, which exceeded the minimum requirements by $1.3 million and $2.5 million, respectively.
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($905,000 as of December 31, 2014) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of December 31, 2014, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Legal proceedings. The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Real estate commitment.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to Innovation Office REIT, in addition to the $200,000 initial capital investment, the Company is committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for this commitment will be recorded in the future as the amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of December 31, 2014, except for executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities for these obligations were recorded in the consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 20 - OPERATING SEGMENTS
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

Year Ended December 31, 2014:	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$55,639	$22,768	$8	$—	$78,415	$99,446	$(12,781)	$165,080
Equity in (losses) earnings of unconsolidated entities	(778)	5,632	(172)	—	4,682	—	(483)	4,199
Total revenues	54,861	28,400	(164)	—	83,097	99,446	(13,264)	169,279
Segment operating expenses	(37,411)	(14,824)	(979)	—	(53,214)	(64,995)	12,601	(105,608)
General and administrative expenses	(3,350)	(1,642)		(6,126)	(11,118)	—	—	(11,118)
Reversal of (provision for) credit losses	2	—	(3,060)	—	(3,058)	—	—	(3,058)
Depreciation and amortization	(1,239)	(63)	—	(517)	(1,819)	—	—	(1,819)
Gain on sale of investment securities, net	—	445	—	—	445	—	—	445
Interest expense	(767)	—	(11)	(1,127)	(1,905)	—	—	(1,905)
Other income (expense), net	796	2,227	19	(510)	2,532	25,505	(2,238)	25,799
Pretax income attributable to noncontrolling interests (2)	(89)	—	—	—	(89)	(61,317)	—	(61,406)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$12,803	$14,543	$(4,195)	$(8,280)	$14,871	$(1,361)	$(2,901)	$10,609

Year Ended December 31, 2013:	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$56,126	$15,060	$—	$—	$71,186	$82,983	$(13,834)	$140,335
Equity in earnings (losses) of unconsolidated entities	1,017	4,713	(341)	—	5,389	—	—	5,389
Total revenues	57,143	19,773	(341)	—	76,575	82,983	(13,834)	145,724
Segment operating expenses	(40,612)	(10,155)	(56)	—	(50,823)	(60,999)	13,215	(98,607)
General and administrative expenses	(4,054)	(1,153)	—	(5,061)	(10,268)	—	—	(10,268)
Reversal of (provision for) credit losses	2,536	(200)	(6,601)	—	(4,265)	—	—	(4,265)
Depreciation and amortization	(1,275)	(64)	—	(597)	(1,936)	—	—	(1,936)
Impairment of available-for-sale securities	—	(214)	—	—	(214)	—	—	(214)
Interest expense	(829)	(9)	—	(1,198)	(2,036)	—	—	(2,036)
Other income (expense), net	801	2,323	13	(321)	2,816	23,428	(1,997)	24,247
Pretax income attributable to noncontrolling interests (2)	(20)	—	—	—	(20)	(45,581)	—	(45,601)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$13,690	$10,301	$(6,985)	$(7,177)	$9,829	$(169)	$(2,616)	$7,044

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Year Ended December 31, 2012:	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$43,235	$14,158	$1	$—	$57,394	$109,138	$(17,544)	$148,988
Equity in earnings (losses) of unconsolidated entities	1,848	3,895	(1,660)	—	4,083	—	—	4,083
Total revenues	45,083	18,053	(1,659)	—	61,477	109,138	(17,544)	153,071
Segment operating expenses	(30,475)	(12,299)	(402)	—	(43,176)	(63,850)	17,351	(89,675)
Restructuring expenses	—	—	—	(365)	(365)	—	—	(365)
General and administrative expenses	(361)	(2,392)	—	(7,039)	(9,792)	—	—	(9,792)
Impairment loss recognized in earnings	(2,280)	—	—	—	(2,280)	—	—	(2,280)
Provision for credit losses	(428)	(457)	(19,263)	—	(20,148)	—	—	(20,148)
Depreciation and amortization	(1,288)	(111)	—	(685)	(2,084)	—	—	(2,084)
Gain on sale and deconsolidation of subsidiary	—	54,542	—	—	54,542	—	—	54,542
Other-than-temporary impairment losses recognized in earnings	—	(74)	—	—	(74)	—	—	(74)
Interest expense	(853)	—	(58)	(1,378)	(2,289)	—	—	(2,289)
Other income (expense), net	568	2,681	—	(429)	2,820	33,757	(2,575)	34,002
Pretax income attributable to noncontrolling interests (2)	(835)	—	—	—	(835)	(62,560)	—	(63,395)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$9,131	$59,943	$(21,382)	$(9,896)	$37,796	$16,485	$(2,768)	$51,513

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
December 31, 2014	$188,406	$47,467	$4,483	$(67,986)	$172,370	$2,728,472	$2,900,842
December 31, 2013	$179,002	$57,115	$9,255	$(77,382)	$167,990	$2,150,461	$2,318,451
December 31, 2012	$170,810	$54,488	$11,876	$(76,967)	$160,207	$2,282,986	$2,443,193

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax income attributable to noncontrolling interests.  However, these interests are excluded from income from operations as computed in accordance with U.S. GAAP and should be deducted to compute income from operations as reflected in the Company’s consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2014	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$20,251	$21,547	$19,829	$21,470
Revenues from consolidated VIE - RSO	25,246	23,828	25,809	24,563
Elimination of consolidated VIE revenues attributed to operating segments	(2,880)	(3,040)	(4,136)	(3,208)
Total revenues	42,617	42,335	41,502	42,825
Operating income	15,970	11,759	13,800	6,147
Net income	18,101	20,207	15,719	14,347
Net loss (income) attributable to noncontrolling interests	40	(84)	11	(56)
Net income attributable to noncontrolling interests - RSO	(17,151)	(17,405)	(14,214)	(12,547)
Net income attributable to common shareholders	990	2,718	1,516	1,744

Basic earnings per common share	$0.05	$0.13	$0.07	$0.07
Diluted earnings per common share	$0.04	$0.12	$0.07	$0.07

Quarterly Results for 2013	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$15,449	$14,563	$24,422	$22,141
Revenues from consolidated VIE - RSO	29,755	26,177	22,819	4,232
Elimination of consolidated VIE revenues attributed to operating segments	(2,700)	(2,725)	(5,183)	(3,226)
Total revenues	42,504	38,015	42,058	23,147
Operating income (loss)	14,050	14,654	11,839	(9,895)
Net income	12,767	9,511	27,190	2,559
Net loss (income) attributable to noncontrolling interests	43	(26)	(40)	3
Net income attributable to noncontrolling interests - RSO	(12,314)	(8,372)	(23,708)	(1,187)
Net income attributable to common shareholders	496	1,113	3,442	1,375

Basic earnings per common share:	$0.02	$0.05	$0.17	$0.07
Diluted earnings per common share:	$0.02	$0.05	$0.16	$0.06
NOTE 22 - VARIABLE INTEREST ENTITIES
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
DECEMBER 31, 2014

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following reflects the assets and liabilities and operations of RSO which was consolidated by the Company:

RSO Balance Sheet Detail (in thousands):
	December 31,
	2014	2013
ASSETS (1)
Cash and cash equivalents	$79,905	$262,270
Restricted cash	122,138	63,309
Subtotal - Cash and cash equivalents	202,043	325,579
Investment securities, trading	20,786	11,558
Investment securities available-for-sale, pledged as collateral, at fair value	197,800	162,608
Investment securities available-for-sale, at fair value	77,920	52,598
Subtotal - Investments, at fair value	296,506	226,764
Loans, pledged as collateral and net of allowances of $4.6 million and $13.8 million	1,925,980	1,369,526
Loans receivable–related party	1,277	6,966
Loans held for sale, at fair value	111,736	21,916
Subtotal - Loans, before eliminations	2,038,993	1,398,408
Eliminations	(558)	(950)
Subtotal - Loans	2,038,435	1,397,458
Property available-for-sale	180	25,346
Investment in real estate	—	29,778
Investments in unconsolidated entities	59,827	69,069
Subtotal, Investments in real estate and unconsolidated entities, before eliminations	60,007	124,193
Eliminations	—	—
Subtotal, Investments in real estate and unconsolidated entities	60,007	124,193
Line items included in "other assets":
Linked transactions, net at fair value	15,367	30,066
Derivatives, at fair value	5,304	—
Interest receivable	16,260	8,965
Deferred tax asset	13,094	5,212
Principal paydown receivable	40,920	6,821
Intangible assets	9,736	11,822
Direct financing leases	2,109	—
Prepaid expenses	4,196	2,871
Other assets	24,604	10,726
Subtotal - Other assets, before eliminations	131,590	76,483
Eliminations	(109)	(16)
Subtotal - Other assets	131,481	76,467
Total assets (excluding eliminations)	$2,729,139	$2,151,427
Total assets (including eliminations)	$2,728,472	$2,150,461
LIABILITIES (2)
Borrowings	$1,716,871	$1,319,810
Eliminations	261	205
Subtotal Borrowings	1,717,132	1,320,015
Distribution payable	30,592	27,023
Accrued interest expense	2,123	1,693
Derivatives, at fair value	8,476	10,586
Accrued tax liability	9,219	1,629
Deferred tax liability	460	4,112
Accounts payable and other liabilities	9,287	12,650
Subtotal - Other liabilities, before eliminations	60,157	57,693
Eliminations	(2,596)	(2,446)
Subtotal - Other liabilities	57,561	55,247
Total liabilities (before eliminations)	$1,777,028	$1,377,503
Total liabilities (after eliminations)	$1,774,693	$1,375,262
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

RSO Balance Sheet Detail (in thousands):
	December 31,
	2014	2013
(1) Assets of consolidated RSO's VIEs included in the total assets above:
Cash and cash equivalents	$25	$—
Restricted cash	121,247	61,372
Investments securities available-for-sale, pledged as collateral, at fair value	119,203	105,846
Loans held for sale	282	2,376
Loans, pledged as collateral and net of allowances of $3.3 million and $8.8 million	1,261,137	1,219,569
Interest receivable	8,941	5,627
Prepaid expenses	221	247
Principal receivable	25,767	6,821
Other assets	(12)	—
Total assets of consolidated VIEs	$1,536,811	$1,401,858

(2) Liabilities of consolidated RSO's VIEs included in the total liabilities above:
Borrowings	$1,046,494	$1,070,339
Accrued interest expense	1,000	918
Derivatives, at fair value	8,439	10,191
Unsettled loan purchases	(529)	—
Accounts payable and other liabilities	(386)	1,604
Total liabilities of consolidated VIEs	$1,055,018	$1,083,052
The following table presents detail of noncontrolling interests attributable to RSO:

	December 31,
	2014	2013
Total stockholders' equity per RSO balance sheet	$952,111	$773,924
Eliminations	(35,568)	(30,560)
Noncontrolling interests attributable to RSO	$916,543	$743,364

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

RSO Income Statement Detail (in thousands):
	Balance as of December 31,
	2014	2013	2012
REVENUES
Interest income:
Loans	$102,857	$99,455	$109,030
Securities	17,265	14,309	14,296
Interest income − other	6,785	4,212	10,004
Total interest income	126,907	117,976	133,330
Interest expense	45,473	61,010	42,792
Net interest income	81,434	56,966	90,538
Rental income	8,441	19,923	11,463
Dividend income	186	273	69
Fee income	9,385	5,821	7,068
Revenues from consolidated VIE - RSO	99,446	82,983	109,138
OPERATING EXPENSES
Management fees − related party	13,584	14,220	18,512
Equity compensation − related party	6,566	10,472	4,636
Rental operating expense	5,443	14,062	8,046
General and administrative - Corporate	15,263	12,304	9,773
General and administrative - PCM	19,598	2,203	—
Depreciation and amortization	2,737	3,855	5,885
Income tax (benefit) expense	(2,212)	(1,041)	14,602
Net impairment losses recognized in earnings	—	863	180
Provision for loan losses	1,804	3,020	16,818
Total operating expenses	62,783	59,958	78,452
Reclassification of income tax expense	2,212	1,041	(14,602)
Expenses of consolidated VIE - RSO	64,995	60,999	63,850
Adjusted operating income	34,451	21,984	45,288
OTHER INCOME (EXPENSE)
Equity in earnings (losses) of unconsolidated subsidiaries	4,767	949	(2,709)
Net realized gain on sales of investment securities available-for-sale and loans	15,283	9,637	4,106
Net realized and unrealized (loss) gain on investment securities, trading	(2,818)	(324)	12,435
Unrealized gain (loss) and net interest income on linked transactions, net	7,850	(3,841)	728
(Loss) on reissuance/gain on extinguishment of debt	(4,442)	—	16,699
Gains on the sale of real estate	6,127	16,616	—
Other (expense) income	(1,262)	391	2,498
Other income, net, from consolidated VIE - RSO	25,505	23,428	33,757
Income from continuing operations	59,956	45,412	79,045
Income tax provision - RSO	(2,212)	(1,041)	14,602
NET INCOME	62,168	46,453	64,443
Net income allocated to preferred shares	(17,176)	(7,221)	(1,244)
Net income allocable to non-controlling interest, net of tax	(965)	—	—
NET INCOME ALLOCABLE TO RSO COMMON SHAREHOLDERS	$44,027	$39,232	$63,199

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

RSO Cash Flow Detail (in thousands)
	Balance as of December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,168	$46,453	$64,443
Items included in "Change in cash attributable to consolidated VIE - RSO":
Provision for loan losses	1,804	3,020	16,818
Depreciation of investments in real estate and other	690	1,946	1,838
Amortization of intangible assets	2,059	1,970	4,047
Amortization of term facilities	2,508	1,395	957
Accretion of net discounts on loans held for investment	(2,223)	(9,521)	(17,817)
Accretion of net discounts on securities available-for-sale	(3,941)	(2,712)	(3,177)
Amortization of discount on notes of securitizations	1,228	14,524	2,470
Amortization of debt issuance costs on notes of securitizations	3,601	7,426	4,700
Amortization of stock-based compensation	6,566	10,472	4,636
Amortization of terminated derivative instruments	282	339	227
Accretion of interest-only available-for-sales securities	(790)	(1,005)	(719)
Non-cash incentive compensation to the Manager	—	484	1,468
Deferred income tax (benefit) expense	(11,536)	(6,710)	2,329
Purchase of mortgage loans held for sale, net	(96,536)	(146)	—
Purchase of securities, trading	(20,190)	(11,044)	(8,348)
Principal payments on securities, trading	1,928	4,309	1,027
Proceeds from sales of securities, trading	1,747	19,696	33,579
Net realized and unrealized loss (gain) on investment securities, trading	2,818	324	(12,435)
Net realized gains on sales of investment securities available-for-sale and loans	(15,283)	(10,986)	(4,106)
Loss (gain) on the reissuance / (extinguishment) of debt	4,442	—	(16,699)
Gain on sale of real estate	(6,127)	(16,616)	—
Settlement of derivative instruments - investing	(4,142)	—	—
Net impairment losses recognized in earnings	—	855	180
Linked Transactions fair value adjustments	(5,615)	6,018	(168)
Equity in net (earnings) losses of unconsolidated subsidiaries	(4,767)	(949)	2,709
Adjust for impact of imputed interest on VIE accounting	—	—	1,879
Changes in operating assets and liabilities, net of acquisitions
Decrease (increase) in restricted cash	5,204	8,445	(2,062)
(Increase) decrease in interest receivable, net of purchased interest	(7,295)	(1,108)	987
Decrease (increase) in principal paydowns receivable
Increase (decrease) in management fee payable	171	(6,357)	3,929
Increase (decrease) in security deposits	4,696	(337)	25
(Decrease) increase in accounts payable and accrued liabilities	(3,363)	(16,327)	6,329
Increase (decrease) in accrued interest expense	430	(1,445)	(193)
Increase (decrease) in other assets	9,873	7,259	(22,505)
Subtotal - consolidated VIE - RSO operating activity	(131,761)	3,219	1,905
Change in consolidated VIE - RSO cash for the period	182,365	(176,992)	(42,162)
Subtotal - Change in cash attributable to consolidated VIE - RSO before eliminations	50,604	(173,773)	(40,257)
Elimination of intercompany activity	(119)	(712)	932
Subtotal - Change in cash attributable to consolidated VIE - RSO	50,485	(174,485)	(39,325)
Non-cash incentive compensation to RAI	—	484	1,468
Elimination of intercompany activity	—	(484)	(1,468)
Non-cash incentive compensation to RAI, after eliminations	—	—	—
Net cash (used in) provided by operating activities (excluding eliminations)	(69,593)	49,672	66,348

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	Balance as of December 31,
	2014	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(1,019,721)	(725,657)	(649,983)
Purchase of securities available-for-sale	(180,990)	(136,282)	(119,779)
Subtotal - Purchase of loans and securities by consolidated VIE - RSO, before eliminations	(1,200,711)	(861,939)	(769,762)
Eliminations	—	—	—
Subtotal - Purchase of loans and securities by consolidated VIE - RSO	(1,200,711)	(861,939)	(769,762)
Principal payments received on loans	376,219	590,663	544,811
Proceeds from sale of loans	209,707	674,977	173,378
Principal payments on securities available-for-sale	56,053	52,812	47,284
Proceeds from sale of securities available-for-sale	147,171	11,893	28,652
Proceeds from sale of real estate held-for-sale	65,753	37,001	2,886
Principal payments received on loans – related parties	3,848	1,685	1,251
Subtotal - principal payments and proceeds from sales received by consolidated VIE - RSO, before eliminations	858,751	1,369,031	798,262
(Decrease) increase in restricted cash	(23,568)	22,248	50,756
Items included in "Other -VIE, investing activity":

Acquisition of controlling interest in Moselle CLO S.A.	(30,433)	—	—
Acquisition of Primary Capital Advisors, LC	—	(7,613)	—
Return of investment in (investment in) unconsolidated entity	9,557	(28,034)	474
Equity contribution to VIE	—	—	(710)
Improvement of real estate held-for-sale	—	(404)	(138)
Distributions from investments in real estate	—	1,094	1,152
Improvements in investments in real estate	(221)	(365)	(3,878)
Investment in loans - related parties	(1,572)	(1,241)	—
Purchase of furniture and fixtures	(69)	(133)	—
Acquisition of property and equipment	(865)	(373)	—
Subtotal - Other consolidated VIE - investing activity, before eliminations	(23,603)	(37,069)	(3,100)
Eliminations	(479)	(593)	(47)
Subtotal - Other consolidated VIE - investing activity	(24,082)	(37,662)	(3,147)

Net cash (used in) provided by investing activities	(389,131)	492,271	76,156

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	Balance as of December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE - RSO"
Proceeds from borrowings:
Repurchase agreements	277,875	15,226	71,121
CRE Securitization	235,344	260,840	—
6.0% Convertible senior notes	—	115,000	—
Senior secured revolving credit facility	113,500	—	—
Reissuance of debt	52,663	—	—
Payments on borrowings:
Collateralized debt obligations	(451,991)	(797,573)	(243,539)
CRE Securitization	(34,000)	—	—
Senior secured revolving credit facility	—	—	—
Mortgage payable	—	(13,600)	—
Repurchase of issued bonds	—	—	—
Retirement of debt	—	—	(20,365)
Proceeds received from non-controlling interests	14,213	5,531	114
Subtotal - net (repayments) borrowings of debt by consolidated VIE - RSO	207,604	(414,576)	(192,669)
Distributions paid on preferred stock	(15,008)	(6,413)	(613)
Distributions paid on common stock	(104,225)	(93,458)	(74,050)
Elimination of dividends paid to RAI	2,289	2,203	2,174
Distribution paid on common stock, after elimination	(101,936)	(91,255)	(71,876)
Net proceeds from issuances of common stock (net of offering costs of $0, $3,837 and $2,165)	—	114,454	55,502
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0, $0 and $19)	30,297	19,211	73,044
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $260, $3 and $781)	8,984	112	16,411
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $858, $1,670 and $1,201	47,481	56,214	26,099
Proceeds from issuance of 8.625% Series C redeemable preferred shares (net of offering costs of $300, $0 and $0)	116,268	—	—
Repurchase of common stock	(6,832)	—	—
Subtotal - net proceeds from issuance of stock by consolidated VIE	196,198	189,991	171,056
Payment of debt issuance costs	(8,939)	(9,786)	(586)
Settlement of derivative instruments	3,052	—	—
Payment of equity to third party sub-note holders	(2,323)	(30,709)	(3,480)
Distributions paid on preferred stock	(15,008)	(6,413)	(613)
Subtotal - Other consolidated VIE -RSO financing activity, before elimination	(23,218)	(46,908)	(4,679)
Elimination	175	205	—
Subtotal - Other consolidated VIE -RSO financing activity after elimination	(23,043)	$(46,703)	$(4,679)
Net cash provided by (used in) financing activities (excluding eliminations)	$276,359	$(364,951)	$(100,342)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,365)	176,992	42,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	262,270	85,278	43,116
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,905	$262,270	$85,278
SUPPLEMENTAL DISCLOSURE:
Interest expense paid in cash	$35,690	$41,453	$41,369
Income taxes paid in cash	$3,305	$10,710	$22,758

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less at the time of purchase. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. At December 31, 2014 and 2013, this included $31.8 million and $22.5 million, respectively, held in a prime brokerage and custody accounts, $32.6 million and $156.6 million, respectively, held in money market accounts, $15.4 million and $81.1 million, respectively, held in checking accounts, and $100,000 and $2.1 million, respectively, held in accounts at RSO's investment properties.
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
DECEMBER 31, 2014

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
To the extent that RSO invests in securities qualifying as beneficial interests in securitized financial assets, RSO will recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method.
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
Residential Loan Origination
RSO originates residential loans to be funded by permanent investors. RSO originates loans in 35 states with a focus on the Southeast. RSO may sell or retain the right to service the loans. Servicing fees are recognized as income when the related mortgage payments are collected based on the outstanding balance of the related mortgage loans or on an agreed upon rate. Servicing fee income is reduced by amortization of capitalized servicing rights.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The fair value option has been elected for all residential mortgage loans held for sale. As such, residential mortgage loans held for sale are valued at fair value, determined on an individual-loan basis. Additionally, due to such election, origination fees and direct origination costs are immediately recognized in earnings. Market value for conforming, agency loans is determined using sales commitments to permanent investors or on current market rates for loans of similar quality and type (generally Level 2 in the fair value hierarchy). Market value for non-agency, jumbo loans is determined using sales commitments to permanent investors, current market rates for loans of similar quality, or through the use of cash flow models (generally Level 3 in the fair value hierarchy). Mortgage loans are included as loans held for sale in the consolidated balance sheets. Conforming, agency loans are generally sold within 15 to 45 days of origination. Non-agency, jumbo loans may either be sold to private investors or held for securitization.
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
The unpaid principal balances of loans serviced by RSO for others are not included in RSO's consolidated balance sheets.
Mortgage Servicing Rights
A mortgage servicing right is the right to receive a portion of the interest coupon and fees collected from the mortgagor for performing specified mortgage servicing activities, which consist of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance and otherwise administering the mortgage loan servicing portfolio. Mortgage servicing rights are created through either the direct purchase of servicing from a third party or through the sale of an originated mortgage loan. The servicing rights relate to a single class of residential mortgage loans.
The fair value of residential servicing rights included in the consolidated balance sheets was determined using an estimated current market value at the date of loan origination and other assumptions. Capitalized servicing rights are amortized over the life of the loan, assuming certain prepayment and other assumptions.
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
DECEMBER 31, 2014

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
Acquisitions of real estate assets and any related intangible assets are recorded initially at fair value under FASB Accounting Standards Codification ("ASC") Topic 805, “Business Combinations.”  RSO allocates the purchase price of its investments in real estate to land, building, site improvements, the value of in-place leases and the value of above or below market leases. The value allocated to above or below market leases is amortized over the remaining lease term as an adjustment to rental income. RSO amortizes the value allocated to in-place leases over the weighted average remaining lease term to depreciation and amortization expense.  RSO depreciates real property using the straight-line method over the estimated useful lives of the assets as follows:

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
There were no impairment charges recorded with respect to RSO's investment in real estate or intangible assets during the years ended December 31, 2014, 2013 and 2012.
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
DECEMBER 31, 2014

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
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, and Harvest CLO X, RSO's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Moselle CLO, Luxembourg and, with respect to Harvest CLO VII, Harvest CLO VIII, and Harvest CLO X, Ireland, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” RSO will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, Harvest CLO VII’s, Moselle CLO’s, Harvest CLO VIII’s, Harvest X Investor’s, and Harvest X CLO’s current taxable income in its calculation of REIT taxable income.
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
DECEMBER 31, 2014

On September 10, 2013, RSO acquired approximately 9.5% of the equity of Harvest CLO VII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic QRS (Qualified REIT Subsidiary) of RSO; therefore, its earnings are included in RSO’s calculation of REIT taxable income.
On February 24, 2014, RSO acquired approximately 88.6% of the equity of Moselle CLO S.A., which is a foreign TRS, incorporated in Luxembourg.  This equity is directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO's calculation of REIT taxable income.
On March 27, 2014, RSO acquired approximately 12.6% of the equity of Harvest CLO VIII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
On July 3, 2014, RSO acquired approximately 55% of the equity of Harvest X Investor, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands.  As of November 6, 2014, RSO’s investment was returned and RSO no longer has an active ownership interest in Harvest X Investor.  For the period July 3, 2014 through November 6, 2014 the equity was directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
On November 6, 2014, RSO acquired approximately 32.1% of the equity of Harvest CLO X, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland.  This equity is directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
RSO accounts for taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction (e.g., sales, use, value added) on a net (excluded from revenue) basis.
Linked Transactions
If RSO finances the purchase of securities with repurchase agreements with the same counterparty from whom the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed not to meet sale accounting criteria and RSO will account for the purchase of such securities and the repurchase agreement on a net basis and record a forward purchase commitment to purchase securities (each, a “Linked Transaction”) at fair value on RSO's consolidated balance sheets in the line item Linked Transactions, at fair value. Changes in the fair value of the assets and liabilities underlying the Linked Transactions and associated interest income and interest expense are reported as unrealized (loss) gain and net interest income on linked transactions, net on RSO's consolidated statements of income.
Reclassifications
Certain reclassifications have been made to the 2012 and 2013 consolidated financial statements to conform to the 2014 presentation. Previously, certain gains and losses related to RSO's residential mortgage loans were included in general and administrative expenses. These gains and losses are now included in net realized gain on sales of investment securities available-for-sale and loans. In 2013, RSO's middle market loans were reported with bank loans in the consolidated financial statements. In 2014, these loans were presented as a separate loan portfolio in the consolidated financial statements.
Principal paydown receivables represent the portion of RSO's loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but for which, as of period end, RSO has not received and applied such cash to the outstanding loan balance. To better reflect the nature of these activities, RSO has reclassified the net changes in these principal paydown receivables in the Consolidated Statement of Cash Flows from an operating activity to an investing activity included in principal payments received from loans and has supplemented this reclassification with a disclosure of cash received on principal paydown receivables subsequent to December 31, 2014. The reclassification had the impact of decreasing net cash flows from operations by $18.7 million and increasing net cash flows from operations by $25.5 million for the years ended December 31, 2013, and 2012, respectively. Conversely, the reclassification had the impact of increasing net cash flows from investing activities by $18.7 million and decreasing net cash flows from investing activities by $25.5 million for the years ended December 31, 2013, and 2012, respectively. This reclassification had no impact on the net changes in cash and cash equivalents or net income for any periods presented.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interest in VIEs. RSO monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by RSO primary beneficiary. RSO will continually analyze entities for which it holds a variable interest, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of eleven VIEs at December 31, 2014: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC CRE 2014, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC CRE 2014 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related party group. It was then determined that RSO was the party within that group that is more closely associated to each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC CRE 2014 and RCM Global, LLC were formed on behalf of RSO to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities, and were financed by the issuance of debt securities. The Manager and CVC Credit Partners manage these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO is a European securitization in which RSO purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO was managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impact the economic performance of the CLO. Though neither RSO nor one of its related parties manages the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that RSO had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impact Moselle CLO and a financial interest that is expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and substantially all assets were sold as of December 31, 2014.
Whitney CLO I is a securitization in which RSO acquired the rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs - Resource Capital Asset Management,” below.
On July 9, 2014, RCC Residential together with the Company and certain employees of the Company, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio is managed by RSO. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global will be allocated the revenue/expenses of RCM Global in accordance with its or his membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. RSO was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In September 2014, RSO contributed $17.5 million of capital to Pelium Capital for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by the Company. RSO will receive 10% of the carried interest in the partnership for the first five years which can increase to 20% if RSO's capital contributions aggregate $40.0 million. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, it does not have disproportionate voting rights and its members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of RSO's majority ownership and the unilateral kick-out rights. The non-controlling interest in this vehicle is owned by Resource America. RSO's ownership interest in Pelium decreased to 74.1% as of December 31, 2014.
For consolidated CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on the consolidated statements of income.
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
The creditors of RSO’s eleven consolidated VIEs have no recourse to the general credit of RSO. However, in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize their future cash flows. For the years ended December 31, 2014, 2013 and 2012, RSO has provided financial support of $219,000, $166,000 and $156,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements that obligate RSO to provide financial support to any of its consolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table shows the classification and carrying value of assets and liabilities of consolidated VIEs as of December 31, 2014 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Apidos VIII	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC CRE 2014	Moselle	RCM Global LLC	Total
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$25	$25
Restricted cash (1)	416	3,104	20,142	5	116	20	250	2,713	—	94,481	—	121,247
Investment securities available-for-sale, pledged as collateral, at fair value	—	3,057	11,115	—	—	11,274	64,858	—	—	—	28,899	119,203
Loans, pledged as collateral	153	80,761	249,164	—	—	128,398	206,207	248,662	347,792	—	—	1,261,137
Loans held for sale	—	—	282	—	—	—	—	—	—	—	—	282
Interest receivable	—	327	858	—	—	2,293	1,979	1,279	1,396	—	809	8,941
Prepaid assets	2	21	19	—	—	78	64	37	—	—	—	221
Principal paydown receivable	—	—	—	—	—	—	—	20,500	2,207	3,060	—	25,767
Other assets	—	—	—	—	—	—	—	—	(12)	—	—	(12)
Total assets (2)	$571	$87,270	$281,580	$5	$116	$142,063	$273,358	$273,191	$351,383	$97,541	$29,733	$1,536,811

LIABILITIES
Borrowings	$—	$74,646	$255,463	$—	$—	$61,424	$130,207	$224,157	$231,657	$68,940	$—	$1,046,494
Accrued interest expense	—	46	270	—	—	36	97	186	133	232	—	1,000
Derivatives, at fair value	—	—	—	—	—	864	7,575	—	—	—	—	8,439
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	(529)	(529)
Accounts payable and other liabilities	8	40	17	—	—	(1)	1	—	—	(453)	2	(386)
Total liabilities	$8	$74,732	$255,750	$—	$—	$62,323	$137,880	$224,343	$231,790	$68,719	$(527)	$1,055,018

(1)	Includes $3.0 million available for reinvestment in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was$9.4 million and $11.2 million at December 31, 2014 and 2013, respectively. RSO recognized fee income of $5.1 million, $5.3 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, RSO determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and, as a result, all of the assets were sold.
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of December 31, 2014 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$39,417	$1,548	$—	$40,965	$40,965
Intangible assets	—	—	9,434	9,434	9,434
Total assets	39,417	1,548	9,434	50,399

Borrowings	—	51,205	—	51,205	N/A
Total liabilities	—	51,205	—	51,205	N/A
Net asset (liability)	$39,417	$(49,657)	$9,434	$(806)	N/A
As of December 31, 2014, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information (in thousands):

	Years Ended
	December 31,
	2014	2013	2012
Non-cash investing activities include the following:
Assumption of direct financing leases and other assets (1)	$2,385	$—	$—
Acquisition of real estate investments	$—	$—	$(21,661)
Conversion of loans to investment in real estate	$—	$—	$21,661
Acquisition of loans, pledged as collateral	$—	$—	$(230,152)

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$26,563	$25,536	$21,024
Distribution on preferred stock declared but not paid	$6,044	$2,159	$1,244
Issuance of restricted stock	$890	$823	$2,189
Contribution of security deposits and other liabilities (1)	$457	$—	$—
Subscription receivable	$—	$—	$1,248
Assumption of collateralized debt obligations	$—	$—	$206,408

(1)	On December 31, 2014, RSO assumed direct financing leases and related assets and liabilities in satisfaction of a loan receivable - related party.

D.	Investment securities, trading - RSO
The following table summarizes RSO's structured notes and RMBS which are classified as investment securities, trading and carried at fair value (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014::
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786

As of December 31, 2013::
Structured notes	$8,057	$4,050	$(1,000)	$11,107
RMBS	1,919	—	(1,468)	451
Total	$9,976	$4,050	$(2,468)	$11,558
RSO purchased 38 securities and sold nine securities during the year ended December 31, 2014, for a net realized gain of $3.0 million. RSO purchased 37 and eight investment securities, trading as of December 31, 2014 and 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014::
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate Bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

As of December 31, 2013::
CMBS	$185,178	$7,570	$(12,030)	$180,718
ABS	30,775	1,644	(394)	32,025
Corporate Bonds	2,517	16	(70)	2,463
Total	$218,470	$9,230	$(12,494)	$215,206

(1)	As of December 31, 2014 and 2013, $197.8 million and $162.6 million, respectively, of securities were pledged as collateral security under related financings.
The following table summarizes the estimated maturities of RSO’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of December 31, 2014::
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

As of December 31, 2013::
Less than one year	$39,256	(1)	$40,931	5.25%
Greater than one year and less than five years	139,700		141,760	4.69%
Greater than five years and less than ten years	26,526		25,707	1.10%
Greater than ten years	9,724		10,072	7.90%
Total	$215,206		$218,470	4.49%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the CMBS will be paid in full.
The contractual maturities of the CMBS investment securities available-for-sale range from January 2015 to December 2022.  The contractual maturity date of the RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from October 2016 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities
As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate Bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47

As of December 31, 2013:
CMBS	$52,012	$(7,496)	34	$14,159	$(4,534)	10	$66,171	$(12,030)	44
ABS	143	(1)	1	6,692	(393)	9	6,835	(394)	10
Corporate Bonds	865	(70)	1	—	—	—	865	(70)	1
Total temporarily impaired securities	$53,020	$(7,567)	36	$20,851	$(4,927)	19	$73,871	$(12,494)	55
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the years ended December 31, 2014 and 2013, RSO recognized other-than-temporary impairment losses of zero and $328,000, respectively, on positions that supported RSO's CMBS investments.
The following table summarizes RSO's sales of investment securities available-for-sale during the period indicated, (in thousands, except number of securities):

	Positions Sold	Par Amount Sold	Realized Gain (Loss)
For the Year Ended December 31, 2014:
CMBS position	5	$27,370	$573
ABS	8	$11,574	$2,922

For the Year Ended December 31, 2013:
CMBS position	4	$14,500	$466
Corporate bond position	35	$34,253	$(474)

The amounts above do not include redemptions. During the year ended December 31, 2014, RSO had two corporate bond positions redeemed with a total par of $1.6 million, and recognized a gain of $48,000. During the year ended December 31, 2013, RSO had three corporate bond positions redeemed with a total par of $4.3 million, and recognized a loss of $11,000.

During the year ended December 31, 2014, RSO had one ABS position redeemed with a total par of $2.5 million, and recognized a gain of $25,500. During the year ended December 31, 2013, RSO had no ABS positions redeemed. RSO also had one ABS position with a total par value of $3.0 million liquidated during the year ended December 31, 2014, which resulted in a gain of $570,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

F.	Investments real estate - RSO
The table below summarizes RSO's investments in real estate (in thousands, except number of properties):

	As of December 31, 2013:
	Book Value	Number of Properties
Multi-family property	$22,107	1
Office property	10,273	1
Subtotal	32,380
Less: Accumulated depreciation	(2,602)
Investments in real estate	$29,778
During the year ended December 31, 2014, RSO made no acquisitions and sold its remaining three properties for a combined gain of $6.1 million, which is recorded on RSO's consolidated statements of income in gain on sale of real estate. One of the properties was reclassified to property available-for-sale on RSO's consolidated balance sheets at December 31, 2013.
During the year ended December 31, 2013, RSO made no acquisitions and sold one of its multi-family properties for a gain of $16.6 million, which was recorded in gain on sale of real estate on RSO's consolidated statements of income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

G.	Loans held for investments - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans before allowances	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	111,454	—	111,454
Total loans held for sale	111,736	—	111,736
Total loans, net of allowance	$2,047,529	$(9,813)	$2,037,716

As of December 31, 2013:
Commercial real estate loans:
Whole loans	$749,083	$(3,294)	$745,789
B notes	16,288	(83)	16,205
Mezzanine loans	64,417	(100)	64,317
Total commercial real estate loans	829,788	(3,477)	826,311
Bank loans	519,343	(3,950)	515,393
Middle market loans	39,864	(84)	39,780
Residential mortgage loans, held for investment	1,849	—	1,849
Subtotal loans before allowances	1,390,844	(7,511)	1,383,333
Allowance for loan loss	(13,807)	—	(13,807)
Total loans before allowances	1,377,037	(7,511)	1,369,526
Bank loans held for sale	2,377	—	2,377
Middle market loans held for sale	4,473	—	4,473
Residential mortgage loans held for sale, at fair value (3)	15,066	—	15,066
Total loans held for sale	21,916	—	21,916
Total loans, net of allowance	$1,398,953	$(7,511)	$1,391,442

(1)
Amounts include deferred amendment fees of $88,000 and $216,000 and deferred upfront fees of $82,000 and $141,000 being amortized over the life of the bank loans as of December 31, 2014 and 2013, respectively.  Amounts include loan origination fees of $7.6 million and $3.3 million and loan extension fees of $0 and $73,000 being amortized over the life of the commercial real estate loans as of December 31, 2014 and 2013, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at December 31, 2014 and 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(3)
Residential mortgage loans held for sale, at fair value was comprised of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014. The portfolio consisted of $15.1 million and $0 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2013.

The following is a summary of RSO’s commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of December 31, 2014:
Whole loans, floating rate (1) (4) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

As of December 31, 2013:
Whole loans, floating rate (1) (5) (6)	51	$745,789	LIBOR plus 2.68% to LIBOR plus 12.14%	March 2014 to February 2019
B notes, fixed rate	1	16,205	8.68%	April 2016
Mezzanine loans, floating rate	1	12,455	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (7)	3	51,862	0.50% to 18.72%	September 2014 to September 2019
Total (2)	56	$826,311

(1)
Whole loans had $105.1 million and $13.7 million in unfunded loan commitments as of December 31, 2014 and 2013, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $10.4 million as of December 31, 2014 and 2013, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate whole loans include a combined $12.0 million mezzanine component of two whole loans, which have a fixed rate of 12.0% and a $4.2 million mezzanine component of two whole loans that have a fixed rate of 15% at December 31, 2014.

(5)	Floating rate whole loans includes a combined $11.4 million mezzanine component of two whole loans that has a fixed rate of 12.0% at December 31, 2013.

(6)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of December 31, 2014 and 2013.

(7)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

The following is a summary of the weighted average life of RSO’s commercial real estate loans, at amortized cost (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Description	2015	2016	2017 and Thereafter	Total
As of December 31, 2014:
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

	2014	2015	2016 and Thereafter	Total
As of December 31, 2013:
B notes	$—	$—	$16,205	$16,205
Mezzanine loans	5,711	—	58,606	64,317
Whole loans	—	17,949	727,840	745,789
Total (1)	$5,711	$17,949	$802,651	$826,311

(1)	Weighted average life of commercial real estate loans assumes full exercise of extension options available to borrowers.
At December 31, 2014, RSO’s bank loan portfolio consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25%, and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.
At December 31, 2013, RSO’s bank loan portfolio consisted of $514.4 million (net of allowance of $3.4 million) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.5%, and the three month LIBOR plus 10.5% with maturity dates ranging from January 2014 to December 2021.
The following is a summary of the weighted average life of RSO’s bank loans, at amortized cost (in thousands):

	December 31,
	2014	2013
Less than one year	$7,829	$36,985
Greater than one year and less than five years	274,332	366,848
Five years or greater	48,769	113,937
	$330,930	$517,770
At December 31, 2014, RSO’s middle market loan portfolio consisted of $250.1 million of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 5.5% and the one or three month LIBOR plus 9.25% with maturity dates ranging from December 2016 to November 2022.
At December 31, 2013, RSO’s middle market loan portfolio consisted of $44.3 million of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 3.75%, and the one or three month LIBOR plus 10.5% with maturity dates ranging from October 2018 to December 2021.
The following is a summary of the weighted average life of RSO’s middle market loans, at amortized cost (in thousands):

	December 31,
	2014	2013
Less than one year	$—	$—
Greater than one year and less than five years	132,353	13,027
Five years or greater	117,760	31,226
	$250,113	$44,253

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following is a summary of the allocation of the allowance for loan loss with respect to RSO’s commercial real estate and bank loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.47%
Bank loans	570	12.36%
Total	$4,613

As of December 31, 2013:
B notes	$174	1.26%
Mezzanine loans	559	4.05%
Whole loans	9,683	70.13%
Bank loans	3,391	24.56%
Total	$13,807
As of December 31, 2014, RSO had recorded an allowance for loan losses of $4.6 million consisting of a $570,000 allowance on RSO’s bank loan portfolio and a $4.0 million allowance on RSO’s commercial real estate portfolio. There was no allowance on RSO’s middle market loan portfolio. The fair value option was elected for RSO’s residential mortgage loan portfolio and therefore, no allowance for loan losses is required.
As of December 31, 2013, RSO had recorded an allowance for loan losses of $13.8 million consisting of a $3.4 million allowance on RSO’s bank loan portfolio, a $10.4 million allowance on RSO’s commercial real estate portfolio. There was no allowance on RSO’s middle market loan portfolio.
Principal paydown receivables represent the portion of RSO’s loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but for which, as of period end, RSO has not received and applied such cash to the outstanding loan balance. At December 31, 2014, principal paydown receivables totaled $40.9 million, the entirety of which RSO received in cash during January 2015.
At December 31, 2014 and 2013, approximately 27.4% and 39.0%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in commercial real estate loans located in California; approximately 7.3% and 6.4%, respectively, in Arizona, and approximately 27.3% and14.6%, respectively, in Texas. At December 31, 2014 and 2013, approximately 17.5% and 15.8%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At December 31, 2014, approximately 13.7% of RSO's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service. At December 31, 2013, approximately 23.1% of RSO's middle market loan portfolio was concentrated in hotels, motels, inns and gaming. During the year ended December 31, 2014, approximately 56% of RSO's residential mortgage loans were originated in Georgia, 8% in Utah, 7% in Virginia, 5% in Alabama, and 4% in Tennessee. During the year ended December 31, 2013, approximately 66.0% of RSO's residential mortgage loans were originated in Georgia, 9% in North Carolina, 7% in Tennessee and Virginia and 6% in Alabama.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

H.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of 2014 and 2013 and equity in net earnings (losses) of unconsolidated subsidiaries for the years ended December 31, 2014, 2013 and 2012 (in thousands):

		Balance as of		Years Ended December 31,
	Ownership %	December 31, 2014	December 31, 2013	2014	2013	2012
Värde Investment Partners, L.P	7.5%	$654	$674	$(20)	$148	$(135)
RRE VIP Borrower, LLC (1)		—	—	3,473	277	682
Investment in LCC Preferred Stock	28.4%	39,416	41,016	(1,555)	(183)	(3,256)
Investment in CVC Global Credit Opportunities Fund	27.7%	18,209	16,177	2,032	1,177	—
Investment in Life Care Funding (2)	50.2%	—	1,530	(75)	(470)	—
Investment in School Lane House (1)		—	975	912	—	—
		58,279	60,372	4,767	949	(2,709)
Investment in RCT I and II (3)	3.0%	1,548	1,548	2,387	2,401	2,494
Investment in Preferred Equity (1) (4)		—	7,149	410	992	705
Total		$59,827	$69,069	$7,564	$4,342	$490

(1.)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investments in preferred equity were sold as of December 31, 2014.

(2.)	RSO began consolidating this investment during the first quarter of 2014. Ownership % represents ownership after consolidation.

(3.)	For the years ended December 31, 2014, 2013, and 2012 these amounts are recorded in interest expense on the RSO's consolidated statements of income.

(4.)	For the years ended December 31, 2014, 2013, and 2012 these amounts are recorded in interest income on loans on RSO's consolidated statements of income.
In January 2013, LTCC invested $2.0 million into LCF for the purpose of originating and acquiring life settlement contracts. In February 2014, RSO invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

I.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans		Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391		$—	$—	$—	$13,807
Provision (recovery) for loan loss	(3,758)	4,173		92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)		(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570		$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570		$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—		$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$166,180	$1,350		$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580		$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—

As of December 31, 2013:
Allowance for Loan Losses:
Allowance for losses at January 1, 2013	$7,986	$9,705		$—	$—	$—	$17,691
Provision for loan loss	2,686	312		22	—	—	3,020
Loans charged-off	(256)	(6,626)		(22)	—	—	(6,904)
Allowance for losses at December 31, 2013	$10,416	$3,391		$—	$—	$—	$13,807
Ending balance:
Individually evaluated for impairment	$4,572	$2,621		$—	$—	$—	$7,193
Collectively evaluated for impairment	$5,844	$770		$—	$—	$—	$6,614
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$194,403	$3,554		$—	$—	$6,966	$204,923
Collectively evaluated for impairment	$631,908	$558,469	(2)	$—	$16,915	$—	$1,207,292
Loans acquired with deteriorated credit quality	$—	$—		$—	$—	$—	$—

(1) Loan balances as of December 31, 2014 and 2013 include loans held for sale.
(2) Includes $44.3 million of middle market loans at December 31, 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930

As of December 31, 2013:
Bank loans	$448,224	$42,476	$18,806	$2,333	$3,554	$2,377	$517,770
All of RSO’s bank loans were performing with the exception of two loans with an amortized cost of $1.4 million as of December 31, 2014, one of which defaulted as of March 2014 and the other defaulted as of September 30, 2014. As of December 31, 2013, all of RSO’s bank loans were performing with the exception of three loans with an amortized cost of $3.6 million, one of which defaulted as of 2012, one of which defaulted as of March 31, 2013, and one of which defaulted as of June 30, 2013.
Middle Market Loans
RSO uses a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating.  A loan with a rating of a 2 is considered performing within expectations. RSO considers metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of bank and middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113

As of December 31, 2013:
Middle market loans	$—	$39,780	$—	$—	$—	$4,473	$44,253
All of RSO’s middle market loans were performing as of December 31, 2014 and 2013.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030

As of December 31, 2013:
Whole loans	$680,718	$32,500	$32,571	$—	$—	$745,789
B notes	16,205	—	—	—	—	16,205
Mezzanine loans	51,862	12,455	—	—	—	64,317
	$748,785	$44,955	$32,571	$—	$—	$826,311
All of RSO’s commercial real estate loans were performing as of December 31, 2014 and 2013.
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
Loans Receivable - Related Party
During the year ended December 31, 2014, RSO recorded a provision for loan on one related party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on RSO's books in lieu of the loan receivable.
Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans (3)	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

As of December 31, 2013:
Whole loans	$—	$—	$—	$—	$745,789	$745,789	$—
B notes	—	—	—	—	16,205	16,205	—
Mezzanine loans	—	—	—	—	64,317	64,317	—
Bank loans (1)	—	—	3,554	3,554	514,216	517,770	—
Middle market loans (3)	—	—	—	—	44,253	44,253	—
Residential mortgage loans (2)	234	91	268	593	16,322	16,915	—
Loans receivable-related party	—	—	—	—	6,966	6,966	—
Total loans	$234	$91	$3,822	$4,147	$1,408,068	$1,412,215	$—

(1)	Contains $282,000 and $2.4 million of bank loans held for sale at December 31, 2014 and 2013, respectively.

(2)	Contains $111.5 million and $15.1 million of residential mortgage loans held for sale at December 31, 2014 and 2013, respectively.

(3)	Contains $0 and $4.5 million of middle market loans held for sale at December 31, 2014 and 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2014:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$2,859
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,082	$2,082	$—	$2,082	$148
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$1,350	$1,350	$(570)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$128,108	$128,108	$—	$130,445	$12,679
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	2,859
Bank loans	1,350	1,350	(570)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	2,082	2,082	—	2,082	148
Loans receivable - related party	—	—	—	—	—
	$169,612	$169,612	$(570)	$170,599	$15,686

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of December 31, 2013:
Loans without a specific valuation allowance:
Whole loans	$130,759	$130,759	$—	$123,495	$8,439
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$1,615
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$315	$268	$—	$—	$—
Loans receivable - related party	$5,733	$5,733	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$25,572	$25,572	$(4,572)	$24,748	$1,622
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$3,554	$3,554	$(2,621)	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$156,331	$156,331	$(4,572)	$148,243	$10,061
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	1,615
Bank loans	3,554	3,554	(2,621)	—	—
Middle market loans	—	—	—	—	—
Residential mortgage loans	315	268	—	—	—
Loans receivable - related party	5,733	5,733	—	—	—
	$204,005	$203,958	$(7,193)	$186,315	$11,676

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Year Ended December 31, 2014:
Whole loans	3	$99,739	$99,739
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	4	$137,811	$137,811

Year Ended December 31, 2013:
Whole loans	5	$143,484	$147,826
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Loans receivable	1	6,592	6,592
Total loans	6	$150,076	$154,418
As of December 31, 2014 and 2013, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted. On December 31, 2014, the loan receivable - related party was extinguished and the underlying collateral was assigned to RSO. During the year ended December 31, 2014, RSO recorded $1.3 million in total write-downs on the loan.

J.	Business Combinations - RSO
On October 31, 2013, RSO, through its TRS, RCC Residential, completed a business combination whereby it acquired the assets of PCM, an Atlanta based company that originates and services residential mortgage loans, for approximately $7.6 million in cash. As part of this transaction, a key employee of PCM was granted approximately $800,000 of RSO’s restricted stock. Any grant for employees of PCM are accounted for as compensation and amortized to equity compensation expense over the vesting period. Dividends declared on the stock while unvested are recorded as a general and administrative expense. Dividends declared after the stock vests are recorded as a distribution. For the years ended December 31, 2014 and 2013, $634,000 and $106,000 of amortization of the stock grants were recorded to equity compensation expense on RSO's consolidated statements of income and $189,000 and $48,000 of expense related to dividends on unvested shares was recorded to general and administrative expenses on RSO’s consolidated statements of income for the years ended December 31, 2014 and 2013.
Upon acquisition of PCM, RSO recognized an intangible asset of $600,000, related to its wholesale-correspondent relationships, which have a finite life of approximately two years.
The purchase price was been allocated to the assets acquired and liabilities assumed based upon RSO’s best estimate of fair value with any shortage under the net tangible and intangible assets acquired allocated to gain on bargain purchase.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
On February 27, 2014, RSO made an additional capital contribution to LCF which gave RSO majority ownership at 50.2%. As a result, RSO began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. Although we do not anticipate further material purchase price adjustments for LCF are anticipated, RSO has not yet completed the process of estimating the fair value of assets acquired and liabilities assumed on this investment. Accordingly, RSO's preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as RSO completes the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in RSO's consolidated financial statements, retrospectively.

K.	Intangible assets - RSO
RSO recorded amortization expense on intangible assets of $2.1 million for the year ended December 31, 2014, and expects to record amortization expense on intangible assets of approximately $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016 and 2017, $1.6 million for the year ended December 31, 2018 and $1.0 million for the year ended December 31, 2019.  The weighted average amortization period was 6.6 years and 7.7 years at December 31, 2014 and 2013, respectively.
The following table summarizes intangible assets at December 31, 2014 and 2013 (in thousands).

	Beginning Balance	Accumulated Amortization	Net Asset
December 31, 2014:
Investment in RCAM	$21,213	$(11,779)	$9,434
Investment in PCA:
Wholesale or correspondent relationships	600	(298)	302
Total intangible assets	$21,813	$(12,077)	$9,736

As of December 31, 2013:
Investment in RCAM	$21,213	$(9,980)	$11,233
Investments in real estate:
In-place leases	2,461	(2,430)	31
Above (below) market leases	29	(29)	—
Investment in PCA:
Wholesale or correspondent relationships	600	(42)	558
Total intangible assets	$24,303	$(12,481)	$11,822

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

For the years ended December 31, 2014, 2013 and 2012, RSO recognized $5.1 million, $5.3 million and $7.0 million, respectively, of fee income related to the investment in RCAM.
Mortgage Servicing Rights
     Through RSO's wholly-owned residential mortgage originator PCM, residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association, or (ii) sales to private investors. RSO may have continuing involvement in mortgage loans sold by retaining servicing rights and servicing obligations.
     The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  The total servicing portfolio was $894.8 million as of December 31, 2014.  MSRs recorded in RSO's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

Year Ended
December 31, 2014
Balance, beginning of Period	$433,153
Additions	519,915
Payoffs, sales and curtailments	(58,301)
Balance, end of period	$894,767
The activity in capitalized MSRs is recorded in other assets and consists of the followings (in thousands):

Year Ended
December 31, 2014
Balance, beginning of Period	$4,885
Additions	6,446
Sales	—
Balance, end of period	$11,331
Accumulated amortization	(2,457)
Balance, end of period	$8,874
For the year ended December 31, 2014, RSO recognized $1.6 million in amortization. RSO expects to recognize $2.0 million for theyear ended 2015, $2.0 million for the year ended 2016, $1.8 million for the year ended 2017, $1.7 million for the year ended 2018, and $1.1 million for the year ended 2019, in amortization related to RSO mortgage servicing rights portfolio.
The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within Other income as follows (in thousands):

Year Ended
December 31, 2014
Servicing fees from capitalized portfolio	$1,649
Late Fees	$81
Other ancillary servicing revenue	$6

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

L.	Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities, loans and lease receivables, through the use of secured and unsecured borrowings in the form of CDOs, securitized notes, repurchase agreements, secured term facilities, warehouse facilities and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings at December 31, 2014 and 2013 is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC CRE 2014 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO Senior Notes, at fair value (7)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
RMBS - Term Repurchase Facility (6)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement (5)	113,500	2,363	111,137	2.66%	2.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2013:
RREF CDO 2006-1 Senior Notes	$94,209	$205	$94,004	1.87%	32.6 years	$169,115
RREF CDO 2007-1 Senior Notes	178,556	719	177,837	0.84%	32.8 years	318,933
RCC CRE Notes 2013 Senior Notes	260,840	4,269	256,571	2.03%	15.0 years	305,586
Apidos CDO I Senior Notes	87,131	—	87,131	1.68%	3.6 years	103,736
Apidos CDO III Senior Notes	133,326	117	133,209	0.88%	6.7 years	145,930
Apidos Cinco CDO Senior Notes	322,000	853	321,147	0.74%	6.4 years	342,796
Whitney CLO I Securitized Borrowings (1)	440	—	440	—%	N/A	885
Unsecured Junior Subordinated Debentures (2)	51,548	543	51,005	4.19%	22.8 years	—
6.0% Convertible Senior Notes	115,000	8,465	106,535	6.00%	4.9 years	—
CRE - Term Repurchase Facilities (3)	30,736	1,033	29,703	2.67%	21 days	48,186
CMBS - Term Repurchase Facility (4)	47,613	12	47,601	1.38%	21 days	56,949
Residential Mortgage Financing Agreements	14,627	—	14,627	4.24%	56 days	16,487
Total	$1,336,026	$16,216	$1,319,810	1.87%	13.1 years	$1,508,603

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes and Whitney CLO I Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amount also include accrued interest expense of $198,000 and $26,000 related to CRE repurchase facilities as of December 31, 2014 and 2013, respectively.

(4)
Amount also include accrued interest expense of $12,000 and $22,000 related to CMBS repurchase facilities as of December 31, 2014 and 2013, respectively. Amounts does not reflect CMBS repurchase agreement borrowings that are components of linked transactions.

(5)	Amount also include accrued interest expense of $31,000 related to CMBS short term repurchase facilities as of December 31, 2014.

(6)	Amount also include accrued interest expense of $20,000 related to RMBS repurchase facilities as of December 31, 2014.

(7)
The fair value option has been elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014. Unpaid principal does not include subordinated notes with a fair value of $27.8 million that are owned by RSO and eliminate in consolidation.

(8)	Value of collateral includes $14.9 million of principal receivable at borrowed at December 31, 2014.
Securitizations

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of December 31, 2014
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$165.6
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$151.7
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$34.0
RCC CRE 2014 Senior Notes	July 2014	April 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$187.9
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$66.3
Moselle CLO S.A. Senior Notes	October 2005	January 2020	January 2012	$100.3
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

In October 2014, Apidos CDO I was called and substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining $321.5 million of the senior notes.
During the fourth quarter of 2014, Moselle CLO S.A. was called and liquidated, and as a result, all of the assets were sold.
The investments held by RSO's securitizations have collateralized the debt issued by the securitizations and, as a result, are not available to RSO, its creditors, or stockholders. All senior notes purchased and retained by RSO as of December 31, 2014 eliminate in consolidation.
RCC CRE Notes 2013
In December 2013, RSO closed RCC CRE Notes 2013, a $307.8 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC CRE Notes 2013 issued a total of $260.8 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class D senior notes (rated BBB:DBRS), class E senior notes (rated BB:DBRS) and class F senior notes (rated B:DBRS) for $30.0 million.  In addition, Resource Real Estate Funding 2013 Notes Investor, LLC, a subsidiary of RCC Real Estate, purchased a $16.9 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE Notes 2013 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC CRE Notes 2013.
At closing, the senior notes issued to investors by RCC CRE Notes 2013 consisted of the following classes: (i) $136.9 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $78.5 million of Class A-S notes bearing interest at one-month LIBOR plus 2.15%; (iii) $30.8 million of Class B notes bearing interest at one-month LIBOR plus 2.85%; (iv) $14.6 million of Class C notes bearing interest at one-month LIBOR plus 3.50%; (v) $13.8 million of Class D notes bearing interest at one-month LIBOR plus 4.5%; (vi) $9.2 million of Class E notes bearing interest at one-month LIBOR plus 5.5%; (vii) and $6.9 million of Class F notes bearing interest at one-month LIBOR plus 6.5%.  All of the notes issued mature in December 2028, although RSO has the right to call the notes anytime after January 2016 until maturity.
RCC CRE 2014
In July 2014, RSO closed RCC CRE 2014, a $353.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC CRE 2014 issued a total of $253.3 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes (rated B2:Moody's) for $17.7 million. In addition, RREF 2014-CRE2 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $100.9 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC CRE 2014, but are senior in right of payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC CRE 2014.
At closing, the senior notes issued to investors by RCC CRE 2014 consisted of the following classes: (i) $196.4 million of Class A notes bearing interest at one-month LIBOR plus 1.30%; (ii) $38.9 million of Class B notes bearing interest at one-month LIBOR plus 2.5%; (iii) $17.7 million of Class C notes bearing interest at one-month LIBOR plus 4.25%. All of the notes issued mature in April 2032, although RSO has the right to call the notes anytime after July 2016 until maturity. The weighted average interest rate on all notes issued to outside investors was 1.45% at December 31, 2014.
Moselle CLO S.A.
           In February 2014, RSO purchased 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 Subordinated Notes, which represented 88.6% of the outstanding subordinated notes in the European securitization Moselle CLO S.A. Due to RSO's economic interest combined with its contractual, unilateral kick-out rights acquired upon its purchase of a majority of the subordinate notes, RSO determined that it had a controlling financial interest and consolidated Moselle CLO.  The notes purchased by RSO are subordinated in right of payment to all other notes issued by Moselle CLO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The balances of the senior notes issued to investors when RSO acquired a controlling financial interest in February 2014 were as follows: (i) €24.9 million of Class A-1E notes bearing interest at LIBOR plus 0.25%; (ii) $24.9 million of Class A-1L notes bearing interest at LIBOR plus 0.25%; (iii) €10.3 million of Class A-1LE notes bearing interest at LIBOR  plus 0.31%; (iv) $10.3 million of Class A-1LE USD notes bearing interest at LIBOR  plus 0.31% (v) €13.8 million of Class A-2E notes bearing interest at LIBOR  plus 0.40%; (vi) $13.8 million of Class A-2L notes bearing interest at LIBOR plus 0.40%; (vii) €6.8 million of Class A-3E notes bearing interest at LIBOR plus 0.70%; (viii) €6.8 million of Class A-3L notes bearing interest at LIBOR plus 0.75%; (ix) €16.0 million of Class B-1E notes bearing interest at LIBOR plus 1.80%; and (x) $16.0 million of Class B-1L notes bearing interest at LIBOR plus 1.85%.
RSO had the right to call the notes anytime after January 6, 2010 until maturity and in November 2014, RSO exercised this right and substantially liquidated the securitization's assets.
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
During the years ended December 31, 2014 and 2013, RSO did not repurchase any notes. During the year ended December 31, 2012, RSO repurchased and redeemed $50.0 million of Class A-1R notes and $26.8 million of the Class D notes in RREF CDO 2007-1 at a weighted average price of 78.85% to par which, after fees paid to an investment bank to finance the transaction and related expenses, resulted in a $14.9 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income.
During the year ended December 31, 2014, RSO reissued $25.0 million of Class A-1 notes at a price of 92.53% to par and $15.0 million of Class D notes at a weighted average price of 86.85% to par, which resulted in a $3.8 million loss on the reisssuance of debt in RSO's consolidated statements of income.
Resource Real Estate Funding CDO 2006-1
In August 2006, RSO closed RREF CDO 2006-1, a $345.0 million CDO transaction that provided financing for commercial real estate loans, RREF CDO 2006-1 issued a total of $308.7 million of senior notes at par to investors of which RCC Real Estate purchased 100% of the Class J senior notes (rated BB: Fitch) and Class K senior notes (rated B:Fitch) for $43.1 million.  In addition, Resource Real Estate Funding 2006-1 CDO Investor, LLC, a subsidiary of RCC Real Estate, purchased a $36.3 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RREF CDO 2006-1 but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RREF CDO 2006-1. As of December 31, 2013, $110.0 million of Class A-1 notes have been paid down.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
During the years ended December 31, 2014 and 2013, RSO did not repurchase any notes.  During the year ended December 31, 2012, RSO repurchased $4.3 million of the Class A-1 notes and $4.0 million of the Class C notes in RREF CDO 2006-1 at a weighted average price of 81.63% to par which resulted in a $1.5 million gain reported as a gain on the extinguishment of debt in RSO's consolidated statements of income.
During the year ended December 31, 2014, RSO reissued $6.7 million of Class A-1 notes at a price of 98.94% to par, and $12.0 million of Class A-2 notes at a price of 95.56% to par, which resulted in a $604,000 loss on the reissuance of debt in the consolidated statements of income.
Whitney CLO I
In February 2011, RSO acquired the rights to manage the assets held by Whitney CLO I. In October 2012, RSO purchased a $20.9 million preferred equity interest at a discount of 42.5% which represented 66.6% of the outstanding preference shares in Whitney CLO I. In May 2013, RSO purchased an additional $550,000 equity interest in Whitney CLO I and as of December 31, 2013 held 68.3% of the outstanding preference shares. Based upon those purchases, RSO determined that it had a controlling interest and consolidated Whitney CLO I. The preferred equity interest was subordinated in right of payment to all other securities issued by Whitney CLO I. In 2013, RSO liquidated Whitney CLO I, and as a result all of the assets were sold.
Apidos CLO VIII
In October 2011, RSO closed Apidos CLO VIII, a $350.0 million CLO transaction that provides financing for bank loans. Apidos CLO VIII issued a total of $317.6 million of senior notes at a discount of 4.4% to investors and Resource TRS III purchased a $15.0 million interest representing 43% of the outstanding subordinated debt.  The remaining 57% of subordinated debt was owned by unrelated third parties.  The subordinated debt interest was subordinated in right of payment to all other securities issued by Apidos CLO VIII. In October 2013, Apidos CLO VIII was called and liquidated and, as a result, all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down the notes in full.
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
The senior notes issued to investors by Apidos Cinco CDO consisted of the following classes: (i) $37.5 million of Class A-1 notes bearing interest at LIBOR plus 0.24%; (ii) $200.0 million of Class A-2a notes bearing interest at LIBOR plus 0.23%; (iii) $22.5 million of Class A-2b notes bearing interest at LIBOR plus 0.32%; (iv) $19.0 million of Class A-3 notes bearing interest at LIBOR plus 0.42%; (v) $18.0 million of Class B notes bearing interest at LIBOR plus 0.80%; (vi) $14.0 million of Class C notes bearing interest at LIBOR plus 2.25% and (vii) $11.0 million of Class D notes bearing interest at LIBOR plus 4.25%. RSO has the right to call the notes anytime after May 14, 2011 until maturity.
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
DECEMBER 31, 2014

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
Apidos CDO I
In August 2005, RSO closed Apidos CDO I, a $350.0 million CDO transaction that provides financing for bank loans.  The investments held by Apidos CDO I collateralize the debt it issued and, as a result, the investments are not available to RSO, its creditors or stockholders.  Apidos CDO I issued a total of $321.5 million of senior notes at par to investors and RCC Commercial purchased a $28.5 million equity interest representing 100% of the outstanding preference shares.  The equity interest was subordinated in right of payment to all other securities issued by Apidos CDO I.
At closing, the senior notes issued to investors by Apidos CDO I consist of the following classes:  (i) $259.5 million of Class A-1 notes bearing interest at 3-month LIBOR plus 0.26%; (ii) $15.0 million of Class A-2 notes bearing interest at 3-month LIBOR plus 0.42%; (iii) $20.5 million of Class B notes bearing interest at 3-month LIBOR plus 0.75%; (iv) $13.0 million of Class C notes bearing interest at 3-month LIBOR plus 1.85%; and (v) $8.0 million of Class D notes bearing interest at a fixed rate of 9.25%.  All of the notes issued matured on July 27, 2017, although RSO had the right to call the notes anytime after July 27, 2010 until maturity.
In October 2014, Apidos CLO I was called and substantially all of the assets were sold. Total proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down the remaining notes.
6.0% Convertible Senior Notes
On October 21, 2013, RSO issued and sold in a public offering $115.0 million aggregate principal amount of its 6.0% Convertible Senior Notes due in 2018, ("6.0% Convertible Senior Notes"). After deducting the underwriting discount and the estimated offering costs, RSO received approximately $111.1 million of net proceeds. The discount of $4.9 million on the 6.0% Convertible Senior Notes reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature and at a higher rate of interest that RSO estimated would have been applicable without the conversion feature. The discount will be amortized on a straight-line basis as additional interest expense through maturity on December 1, 2018. Interest on the 6.0% convertible senior notes is paid semi-annually and the 6.0% Convertible Senior Notes mature on December 1, 2018. Prior to December 1, 2018, the 6.0% Convertible Senior Notes are not redeemable at RSO's option, except to preserve RSO's status as a REIT. On or after December 1, 2018, RSO may redeem all or a portion of the 6.0% Convertible Senior Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Holders of 6.0% Convertible Senior Notes may require RSO to repurchase all or a portion of the 6.0% Convertible Senior Notes at a purchase price equal to the principal amount plus accrued and unpaid interest on December 1, 2018, or upon the occurrence of certain defined fundamental changes. The 6.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 150.1502 common shares per $1,000 principal amount of 6.0% Convertible Senior Notes (equivalent to a current conversion price of $6.66 per common share). Upon conversion of 6.0% Convertible Senior Notes by a holder, the holder will receive cash, common shares or a combination of cash and common shares, at RSO's election.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2014 were $160,000 and $183,000, respectively.  The debt issuance costs associated with the junior subordinated debentures for RCT I and RCT II at December 31, 2013, were $261,000 and $282,000, respectively.  The rates for RCT I and RCT II, at December 31, 2014, were 4.21% and 4.18%, respectively.  The rates for RCT I and RCT II, at December 31, 2013, were 4.20% and 4.19%, respectively.
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
Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014				December 31, 2013
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$24,967	$30,180	33	1.35%	$47,601	$56,949	44	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	179,762	258,223	15	2.38%	30,003	48,186	3	2.67%
Deutsche Bank AG (3)	25,920	39,348	2	2.78%	(300)	—	—	—%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	10,442	17,695	1	1.66%	—	—	—	—%
Deutsche Bank Securities, LLC	33,783	44,751	8	1.62%	—	—	—	—%

RMBS Term Repurchase Facility
Wells Fargo Bank (2)	22,212	27,885	6	1.16%	—	—	—	—%

Residential Mortgage Financing Agreements
New Century Bank	41,387	51,961	158	2.82%	11,916	13,089	74	4.17%
ViewPoint Bank, NA	—	—	—	—%	2,711	3,398	17	4.58%
Wells Fargo Bank	61,189	95,511	104	2.75%	—	—	—	—%
Totals	$399,662	$565,554			$91,931	$121,622

(1)	The Wells Fargo CMBS term facility borrowing includes $0 and $12,000, of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $1.7 million and $732,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(3)	The Deutsche Bank term repurchase facility includes $268,000 and $300,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(4)	The Wells Fargo RMBS term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
The assets in the following table are accounted for as linked transactions. These linked repurchase agreements are not included in borrowings on RSO's consolidated balance sheets.

	December 31, 2014				December 31, 2013
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions (2)	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions (2)	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%	$6,506	$8,345	7	1.65%

CRE Term Repurchase Facility
Wells Fargo Bank	—	—	—	—%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%	17,020	24,814	4	0.99%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%	21,969	30,803	9	1.19%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%	18,599	29,861	9	1.43%
Totals	$33,397	$48,605			$64,094	$93,823

(1)	Equal to linked CMBS repurchase value plus accrued interest expenses totaling $20,000 and $38,000, of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

(2)	Does not include linked CMBS accrued interest receivable totaling $159,000 and $337,000 of deferred debt issuance costs as of December 31, 2014 and 2013, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20	1.35%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5.017	1	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20	2.38%
Deutsche Bank Securities, LLC	$13,017	19	2.78%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	$—	0	—%
Wells Fargo Securities, LLC	$2,127	9	1.66%
Deutsche Bank Securities, LLC	$11,810	20	1.62%

Residential Mortgage Financing Agreements
New Century Bank	$853	242	2.82%
Wells Fargo Bank	$6,902	183	2.75%

As of December 31, 2013:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$10,796	21	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$20,718	21	2.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	$7,882	11	0.99%
Wells Fargo Securities, LLC	$8,925	2	1.19%
Deutsche Bank Securities, LLC	$11,418	22	1.43%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
RMBS - Term Repurchase Facility
In June 2014, RSO's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo Bank, NA ("Wells Fargo").  Under the 2014 Facility, from time to time, the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo. The maximum amount of the 2014 Facility is $285.0 million which has an original one year term with a one year extension option, and a maximum interest rate of 1.45%. The 2014 Facility has a current maturity date of June 22, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

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
Under the terms of the 2014 Facility and pursuant to a guarantee agreement dated June 20, 2014 (the “2014 Guaranty”), RSO guaranteed the payment and performance of (a) all payment obligations owing by the Sellers to Wells Fargo under or in connection with the 2014 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the Sellers with respect to Wells Fargo under each of the governing documents. The 2014 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. Sellers and RSO were in compliance with all financial debt covenants under the 2014 Facility and 2014 Guaranty as of December 31, 2014.
CMBS - Term Repurchase Facility
In February 2011, the RSO's wholly-owned subsidiaries, RCC Commercial Inc. and RCC Real Estate, Inc. (collectively, the "RCC Subsidiaries"), entered into a master repurchase and securities contract (the “2011 Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Under the 2011 Facility, from time to time, the parties may enter into transactions in which the RCC Subsidiaries and Wells Fargo agree to transfer from the RCC Subsidiaries to Wells Fargo all of their right, title and interest to certain commercial mortgage backed securities and other assets (the “Assets”) against the transfer of funds by Wells Fargo to the RCC Subsidiaries, with a simultaneous agreement by Wells Fargo to transfer back to the RCC Subsidiaries such Assets at a date certain or on demand, against the transfer of funds from the RCC Subsidiaries to Wells Fargo.  The maximum amount of the 2011 Facility is $100.0 million which had and original two year term with a one year option to extend, and an interest rate equal to the one-month LIBOR plus 1.00% plus a 0.25% initial structuring fee and a 0.25% extension fee upon exercise. In April 2014, RSO agreed to a third amendment of the facility, which extended the termination date to January 31, 2016. The RCC Subsidiaries may enter into interest rate swaps and cap agreements for securities whose average life exceeds two years to mitigate interest rate risk under the 2011 Facility.
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
 Under the terms of the 2011 Facility and pursuant to a guarantee agreement dated February 1, 2011 (the “2011 Guaranty”), RSO guaranteed the payment and performance of (a) all payment obligations owing by the RCC Subsidiaries to Wells Fargo under or in connection with the Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of the RCC Subsidiaries with respect to Wells Fargo under each of the governing documents.  The 2011 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. RCC Real Estate and RCC Commercial were in compliance with all financial debt covenants as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

CRE - Term Repurchase Facilities
On February 27, 2012, the RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 4 LLC ("SPE 4"), entered into a master repurchase and securities agreement (the "2012 Facility") with Wells Fargo to finance the origination of commercial real estate loans.  The 2012 facility had an original amount of $150.0 million and an initial 18 month term.  RSO paid an origination fee of 37.5 basis points (0.375%). On April 2, 2013, RSO entered into an amendment which increased the size to $250.0 million and extended the current term of the 2012 Facility to February 27, 2015. The amendment also provides two additional one year extension option at RSO discretion. RSO paid an additional structuring fee of $101,000 and an extension fee of $938,000 in connection with the amendment and will amortize the additional fees over the term of the extension.
On October 31, 2014, RSO agreed to a modification of the terms of the 2012 Facility. The modification increases the facility maximum by $150.0 million to $400.0 million and extends the facility's maturity date to August 27, 2016. The modification also increased the facility's maximum single asset concentration limit, reduced the minimum portfolio debt yield tests requirement, and decreased pricing spreads on select portfolio assets. RSO also provides for two additional one year extension options at RSO's discretion. RSO paid a structuring fee of $1.6 million upon the closing of the modification.
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
 Under the terms of the 2012 Facility and pursuant to a guarantee agreement dated February 27, 2012 (the “2012 Guaranty”), RSO guaranteed the payment and performance of (a) all payment obligations owing by RSO to Wells Fargo under or in connection with the 2012 Facility and any other governing agreements and any and all extensions, renewals, modifications, amendments or substitutions of the foregoing; (b) all expenses, including, without limitation, reasonable attorneys' fees and disbursements, that are incurred by Wells Fargo in the enforcement of any of the foregoing or any obligation of the registrant; and (c) any other obligations of RSO with respect to Wells Fargo under each of the governing documents.  The 2012 Guaranty includes covenants that, among other things, limit RSO's leverage and debt service ratios and require maintenance of certain levels of cash and net worth. SPE 4 was in compliance with all financial covenants as of December 31, 2014 and RSO was in compliance with all financial covenants under the 2012 Guaranty as of December 31, 2014.
On July 19, 2013, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 5 ("SPE 5") entered into a master repurchase and securities agreement (the "DB Facility") with Deutsche Bank AG, Cayman Islands Branch ("DB") to finance the origination of commercial real estate loans. The DB Facility had a maximum amount of $200.0 million and an initial 12 month term that ended on July 19, 2014. RSO paid a structuring fee of 0.25% of the maximum facility amount, as well as other reasonable closing costs. RSO paid an extension fee 0.25% of the maximum facility amount to exercise the first of two one-year extensions at the option of SPE 5 and subject further to the right of SPE 5 to repurchase the assets held in the facility earlier. RSO guaranteed SPE 5's performance of its obligations under the DB Facility.
The facility contains provisions that provide DB with certain rights if certain credit events have occurred with respect to one or more assets financed on the DB Facility to either repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the DB Facility, or may only be required to the extent of the availability of such payments.
The DB Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change of control of SPE 5 or RSO; breaches of covenants and/or certain representations and warranties; performance defaults by RSO; a judgment in an amount greater than $100,000 against SPE 5 or $5.0 million in the aggregate against RSO; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $100,000 of SPE 5 or $5.0 million of RSO. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the DB Facility and the liquidation by DB of assets then subject to the DB Facility. RSO and SPE 5 were in compliance with all financial debt covenants under the terms of the guarantee as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

Short-Term Repurchase Agreements - CMBS
On November 6, 2012, RCC Real Estate entered into a master repurchase and securities agreement with JP Morgan Securities LLC to finance the origination of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity. Interest rates reset monthly.
On February 14, 2012, RCC Real Estate entered into a master repurchase and securities agreement with Wells Fargo Securities, LLC to finance the purchase of CMBS.  There is no stated maximum amount of the facility and the repurchase agreement has no stated maturity date interest rates reset monthly.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.
On March 8, 2005, RCC Real Estate entered into a master repurchase and securities agreement with Deutsche Bank Securities Inc. to finance the purchase of CMBS and the origination of commercial real estate loans.  There is no stated maximum amount of the facility and the repurchase agreement had an initial 12 month term.  RSO guaranteed RCC Real Estate’s performance of its obligations under the repurchase agreement.

Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") to finance the acquisition of residential mortgage loans. The facility has a maximum amount of $30.0 million and a termination date of August 30, 2015, which was amended from the original terms over the course of seven amendments. The facility bears interest at one-month LIBOR plus an applicable rate between 2.63% and 4.875%.
The New Century facility contains provisions that provide New Century with certain rights if certain credit events have occurred with respect to one or more assets financed on the New Century facility to require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the New Century facility, or may only be required to the extent of the availability of such payments.
The New Century facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted or a change in senior management, including the employment of two senior members of PCM's management staff; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; a judgment in an amount greater than $10,000 against PCM or $50,000 in the aggregate against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the New Century facility and the liquidation by New Century of assets then subject to the New Century facility. The agreement requires PCM to maintain a minimum maintenance balance account at all times of $1.5 million and PCM was in compliance as of December 31, 2014 and 2013.
On November 30, 2014, PCM received a waiver from New Century on the facility's minimum liquidity covenant. The waiver removed all existing defaults and waived the required covenants from December 1, 2014 through January 9, 2015. PCM was in compliance with all other covenants under the agreement as of December 31, 2014.
PCM had a loan participation agreement with ViewPoint Bank, NA ("ViewPoint") to finance the acquisition of residential mortgage loans. The facility had a maximum amount of $15.0 million and a termination date of December 30, 2014, which was amended from the original terms over the course of five amendments. The facility bore interest at one-month LIBOR with a 4.00% floor. In November 2014, PCM terminated its agreement with ViewPoint and there were no borrowings outstanding under this facility as of December 31, 2014.
In July 2014, PCM entered into a master repurchase agreement with Wells Fargo to finance the acquisition of residential mortgage loans. The Wells Fargo facility contains provisions that provide Wells Fargo with certain rights if certain credit events have occurred with respect to one or more assets financed on the Wells Fargo facility to either require PCM to repay a portion of the advance on such asset(s) or repay such advance in full (by repurchase of such asset(s)). Depending on the nature of the credit event, such repayment may be required notwithstanding the availability of interest and principal payments from assets financed on the Wells Fargo facility, or may only be required to the extent of the availability of such payments. The facility has a maximum amount of $75.0 million, a termination date of July 2, 2015, and bears interest at a rate of LIBOR plus an applicable loan margin. The loan margin for jumbo loans that have been purchased and held by Wells Fargo for over 180 days is 3.00%; the loan margin for all other assets financed is 2.50%.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The Wells Fargo facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; bankruptcy or insolvency proceedings; a change in the nature of PCM's business as a mortgage banker as presently conducted; breaches of covenants and/or certain representations and warranties; performance defaults by PCM; and a judgment in an amount greater than $250,000 against PCM. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Wells Fargo facility and the liquidation by Wells Fargo of assets then subject to the Wells Fargo facility.
On November 30, 2014, PCM received a waiver from Wells Fargo on the facility's minimum liquidity requirement. The waiver removed all existing defaults and waived the required covenants from December 1, 2014 through January 9, 2015. PCM was in compliance with all other covenants under the agreement as of December 31, 2014.
Senior Secured Revolving Credit Facility
On September 18, 2014, RSO's wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. On September 30, 2014, the accordion feature of the Credit Facility was exercised to bring the facility capacity to $225.0 million and concurrently an additional $15.0 million was secured through the addition of a new lender to the syndicate, bringing the effective commitment to $125.0 million. RSO has access to draws on the Northport Credit Facility until September 18, 2017, all outstanding borrowings under the Northport Credit Facility must be repaid by the maturity date of September 18, 2018.
The Northport Credit Facility bears interest rates, at RSO's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.50% or (ii) the applicable base rate (prime rate of 3.25% as of December 31, 2014) plus 1.50%. During the six month period following September 18, 2014, RSO is charged a commitment fee on any unused balance of 0.375% per annum if the unused balance is greater than 35% of the total commitment or 0.50% per annum if it is less than 35% of the total commitment. After the six month period, the commitment fee on any unused balance is 0.375% per annum if the unused balance is greater than 35% of the total commitment or 1.00% per annum if the unused balance is 35% or less of the total commitment. At December 31, 2014, there was an unused balance of $11.5 million on the facility.
Amounts available to borrow under the Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Credit Facility, RSO has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At December 31, 2014, RSO is in compliance with all covenants under the agreement. RSO guarantees Northport LLC's performance of its obligations under this Credit Facility.
M.    Related party transactions - RSO
Relationship with LEAF Commercial Capital. LEAF Commercial Capital ("LCC"), formerly LEAF Financial, originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term with interest at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership interest in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into another amendment to extend the maturity to February 15, 2015. During the year ended December 31, 2014, RSO recorded a provision for loan loss on this loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million on RSO's books in lieu of the loan receivable.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

On November 16, 2011. RSO's together with LEAF Financial and LCC entered into the SPA with Eos. RSO's resulting interest from the formation of LEAF is accounted for under the equity method. For the years ended December 31, 2014, 2013 and 2012, RSO recorded a loss of $1.6 million, $183,000 and $3.3 million, respectively, which were recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statement of income.  RSO’s investment in LCC was valued at $39.4 million and $41.0 million as of December 31, 2014 and 2013, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, ACM, a former subsidiary of Resource America, was sold to CVC Credit Partners, a joint venture entity in which Resource America owns a 33% interest.  CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO is entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the years ended December 31, 2014, 2013 and 2012, CVC Credit Partners incurred subordinated fees of $1.3 million and $643,000 and $800,000, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity interest in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund which generally invests in assets through a Master Fund. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners. For the years ended December 31, 2014 and 2013, RSO recorded earnings of $2.0 million and $1.2 million, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. RSO's investment balance of $18.2 million and $16.2 million at December 31, 2014 and 2013, respectively, is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm. Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the years ended December 31, 2014, 2013 and 2012, RSO paid Ledgewood $280,000, $360,000 and $438,000, respectively, in connection with legal services rendered to RSO.
N.    Fair value of financial instruments
In analyzing the fair value of its investments accounted for on a fair value basis, RSO uses the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  RSO determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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
DECEMBER 31, 2014

Certain assets and liabilities are measured at fair value on a recurring basis.  The following is a discussion of these assets and liabilities as well as the valuation techniques applied to each for fair value measurement.
RSO reports its investment securities, available-for-sale at fair value.  To determine fair value, RSO uses an independent third-party valuation firm utilizing data available in the market as well as appropriate prepayment, default, and recovery rates.  These valuations are validated utilizing dealer quotes or bids. If there is a material difference between the value indicated by the third-party valuation firm and the dealer quote or bid, RSO will evaluate the difference, which could result in an updated valuation from the third party or a revised dealer quote. Any changes in the fair value of investment securities, available-for-sale are recorded in other comprehensive income. Based on a prioritization of inputs used in the valuation of each position, RSO categorizes these investments as either Level 2 or Level 3 in the fair value hierarchy.
RSO reports its investment securities, trading at fair value, based on an independent third-party valuation.  RSO evaluates the reasonableness of the valuation it receives by using a dealer quote.  If there is a material difference between the value indicated by the third-party and a quote RSO receives, RSO will evaluate the difference, which could result in an updated valuation from the third-party or a revised dealer quote.  Any changes in fair value are recorded in RSO’s results of operations as net unrealized (loss) gain on investment securities, trading. RSO's investments securities, trading are generally classified as Level 2 or Level 3 in the fair value hierarchy.
The CMBS underlying RSO’s linked transactions are valued using the same techniques as those used for RSO’s other investment securities, available-for-sale. The value of the underlying CMBS is then netted against the carrying amount of the corresponding repurchase agreement obligation at the valuation date (which approximates its fair value). The fair value of linked transactions also includes accrued interest receivable on the CMBS and accrued interest payable on the underlying repurchase agreement obligations. RSO’s linked transactions are generally classified as Level 2 or Level 3 in the fair value hierarchy.
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
DECEMBER 31, 2014

The following table presents information about RSO’s assets (including derivatives that are presented net) measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives (net)	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives (net)	—	—	8,476	8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

As of December 31, 2013:
Assets:
Investment securities, trading	$—	$—	$11,558	$11,558
Investment securities available-for-sale	2,370	92	207,375	209,837
CMBS - linked transactions	—	—	30,066	30,066
Total assets at fair value	$2,370	$92	$248,999	$251,461

Liabilities:
Derivatives (net)	$—	$395	$10,191	$10,586
Total liabilities at fair value	$—	$395	$10,191	$10,586
The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS Including Linked Transactions	ABS	RMBS	Structured Finance	Total
Beginning balance, January 1, 2014	$210,785	$26,656	$451	$11,107	$248,999
Total gains or losses (realized or unrealized):
Included in earnings	235	3,740	(36)	(3,638)	301
Purchases	123,671	79,289	31,058	19,359	253,377
Sales	(110,825)	(38,262)	—	(2,396)	(151,483)
Paydowns	(43,891)	(11,928)	(825)	(2,165)	(58,809)
Included in OCI	5,797	12,662	897	(1,481)	17,875
Transfers into of Level 2	—	—	(31,545)	—	(31,545)
Transfers into Level 3	—	—	—	—	—
Ending balance, December 31, 2014	$185,772	$72,157	$—	$20,786	$278,715

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

RSO's Level 3 assets also included $898,000 related to the fair market value of warrants received as consideration as part of the origination of a middle market loan and approximately $970,000 related to the fair value of interest rate locks in RSO's residential mortgage loan origination business.
RSO began using a third-party valuation firm to determine fair value of its remaining RMBS portfolio, which is comprised of new issue mezzanine and interest-only strips in a fixed-pool securitization collateralized by residential jumbo loans. As a result, $31.5 million of RMBS were reclassified to Level 2 during the year ended December 31, 2014.
RSO had $0, $328,000 and $42,000 of losses included in earnings due to the other-than-temporary impairment charges during the years ended December 31, 2014, 2013 and 2012, respectively. With respect to the charge noted in December 31, 2013, RSO recorded a final charge-off adjustments on assets that had previous principal losses. For the year ended December 31, 2012, there was other-than-temporary impairment taken on one asset. These losses were included in the consolidated statements of income as net impairment losses recognized in earnings.
The following table presents additional information about liabilities which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Level 3
Beginning balance, January 1, 2013	$14,077
Unrealized losses – included in accumulated other comprehensive income	(3,886)
Beginning balance, January 1, 2014	10,191
Unrealized losses – included in accumulated other comprehensive income	(1,715)
Ending balance, December 31, 2014	$8,476

For the year ended December 31, 2014, RSO both acquired and liquidated the assets in Moselle CLO. As of December 31, 2014, all that remained of RSO's investment in Moselle CLO were cash, receivables related to the liquidation of Moselle CLO's assets, and the notes of the securitization. At acquisition, RSO recorded $176.9 million as the fair value of the notes. During the year ended December 31, 2014, paydowns of $100.3 million were received, and net fair value and foreign currency adjustments of $7.5 million were recognized through earnings, resulting in a combined fair value of $68.9 million ($63.3 million of which was attributable to Moselle CLO's senior notes and $5.6 million was attributable to Moselle CLO's securitized borrowings).
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amount of nonrecurring fair value losses for impaired loans for the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $3.1 million and $7.8 million, respectively, and is included in the consolidated statements of income as provision for loan and lease losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445

As of December 31, 2013:
Assets:
Loans held for sale	$—	$6,850	$15,066	$21,916
Impaired loans	—	225	—	225
Total assets at fair value	$—	$7,075	$15,066	$22,141
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$8,476	Discounted cash flow	Weighted average credit spreads	5.12%
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
DECEMBER 31, 2014

The fair values of RSO’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$1,277	$1,277	$—	$—	$1,277
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137

As of December 31, 2013:
Loans held-for-investment	$1,369,526	$1,358,434	$—	$545,352	$813,082
Loans receivable-related party	$6,966	$6,966	$—	$—	$6,966
CDO notes	$1,070,339	$653,617	$—	$653,617	$—
Junior subordinated notes	$51,005	$17,499	$—	$—	$17,499
Repurchase agreements	$77,304	$77,304	$—	$—	$77,304
O.    Income Taxes
RSO operates in such a manner as to quality as a REIT, under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"); therefore, applicable REIT taxable income is included in the taxable income of its shareholders, to extent distributed RSO. To maintain REIT status for federal income tax purposes, RSO is generally required to distribute at least 90% of its REIT taxable income to its shareholders as well as comply with certain other qualification requirements as defined under the Code. As a REIT, RSO is not subject to federal corporate income tax to extent that it distributes 100% of its REIT taxable income each year.
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
The following table details the components of income taxes (in thousands):

	Years Ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes:
Current:
Federal	$6,819	$4,601	$11,497
State	2,505	1,068	776
Total current	9,324	5,669	12,273

Deferred:
Federal	(9,450)	(5,116)	1,769
State	(2,086)	(1,594)	560
Total deferred	(11,536)	(6,710)	2,329
Income tax provision (benefit)	$(2,212)	$(1,041)	$14,602

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

A reconciliation of the income tax benefit (provision) based upon the statutory tax rate to the effective income tax rate is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Statutory tax rate	$(2,232)	$(588)	$9,518
State and local taxes, net of federal benefit	(375)	(728)	225
Permanent adjustments	41	2	32
Subpart F income	—	—	3,458
Basis difference in LCC investment	—	—	—
True-up of period tax expense	353	253	—
Other items	1	20	1,369
	$(2,212)	$(1,041)	$14,602
The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets related to:
Investment in securities	$1,030	$118
Intangible assets basis difference	2,533	2,725
Federal, state and local loss carryforwards	7,848	941
Subpart F income	—	1,359
Partnership investment	—	2
Deferred revenue	207	23
Accrued expenses	56	44
Amortization of intangibles	766	—
Unrealized gains losses	1,799	—
Mark to market adjustment	188	—
Charitable contribution carryforward	6	—
Equity compensation	167	—
Gain (loss) on sale of investments	116	—
Partnership investment	(1,622)	—
Total deferred tax assets	13,094	5,212
Valuation allowance	—	—
Total deferred tax assets	$13,094	$5,212

Deferred tax liabilities related to:
Unrealized loss on investments	$(366)	$(3,764)
Equity investments	—	(153)
Basis difference in LCC investment	—	(195)
Depreciation	(1)	—
Accrued expenses	(3)	—
Partnership investment	(90)	—
Total deferred tax liabilities	$(460)	$(4,112)

Deferred tax assets, net (1)	$12,634	$1,100

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

(1)	Deferred tax asset, net agrees to the Deferred tax assets less Deferred tax liability presented on RSO's Consolidated Balance Sheets as of December 31, 2014.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, Whitney CLO I, Harvest CLO VII, Moselle CLO, Harvest CLO VIII, Harvest X Investor, and Harvest CLO X, RSO's foreign TRSs, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands and, with respect to Moselle CLO, Luxembourg and, with respect to Harvest CLO VII, Harvest CLO VIII, and Harvest CLO X, Ireland, and are generally exempt from federal and state income tax at the corporate level because their activities in the United States are limited to trading in stock and securities for their own account.  Therefore, despite their status as TRSs, they generally will not be subject to corporate tax on their earnings and no provision for income taxes is required; however, because they are “controlled foreign corporations,” RSO will generally be required to include Apidos CDO I's, Apidos CDO III's, Apidos Cinco CDO's, Apidos CLO VIII's, Whitney CLO I's, Harvest CLO VII’s, Moselle CLO’s, Harvest CLO VIII’s, Harvest X Investor’s, and Harvest X CLO’s current taxable income in its calculation of REIT taxable income.
On October 27, 2011. RSO reorganized the ownership structure of Apidos CDO I and Apidos CDO III. As a result, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. On January 24, 2012, RSO again reorganized the ownership structure of Apidos CDO I and Apidos CDO III.  As a result, for the period January 1, 2012 through January 23, 2012, the earnings from Apidos CDO I and Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax. For the period January 24, 2012 through December 31, 2012 the earnings from Apidos CDO I are included in RSO's calculation of REIT taxable income. On December 11, 2012, RSO further reorganized the ownership structure of Apidos CDO III.  As a result, for the period from January 24, 2012 through December 10, 2012 the earnings from Apidos CDO III are included in RSO's calculation of REIT taxable income.  Also as a result of the reorganization on December 11, 2012, for the period December 11, 2012 through December 31, 2012, the earnings from Apidos CDO III are excluded from RSO's calculation of REIT taxable income and are subject to corporate tax.
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
On February 24, 2014, RSO acquired approximately 88.6% of the equity of Moselle CLO S.A., which is a foreign TRS, incorporated in Luxembourg. This equity is directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
On March 27, 2014, RSO acquired approximately 12.6% of the equity of Harvest CLO VIII, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

On July 3, 2014, RSO acquired approximately 55% of the equity of Harvest X Investor, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of the Cayman Islands. As of November 6, 2014, RSO’s investment was returned and RSO no longer has an active ownership interest in Harvest X Investor. For the period July 3, 2014 through November 6, 2014 the equity was directly owned by a domestic qualified REIT subsidiary of RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
On November 6, 2014, RSO acquired approximately 32.1% of the equity of Harvest CLO X, which is a foreign TRS, organized as an exempt company incorporated with limited liability under the laws of Ireland. This equity is directly owned by a domestic qualified REIT subsidiary of the RSO and, accordingly, its earnings are included in RSO’s calculation of REIT taxable income.
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
As of December 31, 2014, RSO had gross federal $15.5 million and gross state and local $18.2 million net operating tax loss carryforwards ("NOLs") of $33.8 million (deferred tax asset of $6.1 million) that will begin to expire in 2032. RSO has concluded that it is more likely than not that it will be able to utilize all of these NOL's during the respective loss carry forward periods based on tax planning strategies that will generate future taxable income. As such, a valuation allowance has not been established against these deferred tax assets. RSO will continue to assess the need for a valuation allowance in future periods.
As of December 31, 2014, income tax returns for the calendar years 2011 - 2014 remain subject to examination by the IRS and/or any state or local taxing jurisdiction. RSO has not executed any agreements with the IRS or any state and/or local taxing jurisdiction to extend a statute of limitations in relation to any previous year.
RAI - Other VIEs
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in asset-backed securities (“Ischus entities”) and trust preferred assets (“Trapeza entities”), and RREGPS were determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2014.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2014 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
RREGPS	$—	$716	$716
Ischus entities	204	—	204
Trapeza entities	—	614	614
	$204	$1,330	$1,534

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2014

NOTE 23 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to the consolidated financial statements, except for the following:
On January 13, 2015, RSO issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020. After deducting the underwriting discount and the estimated offering costs, RSO received approximately $97.0 million of net proceeds.
On January 23, 2015, RSO received $23.0 million from the 2014 fourth quarter liquidation of Moselle CLO S.A. after using the sales proceeds to pay down the securitization's remaining notes in full.
On February 24, 2015, RSO closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to outside investors. RSO purchased 100% of the Class E and Class F senior notes for a total of$36.3 million, and a $27.7 million subordinated interest in the CLO, representing 100% of the preference shares. The weighted average cost of funds on the securitization at closing was LIBOR plus 190 basis points.

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
Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, our internal control over financial reporting was effective as of December 31, 2014.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2014.  Their report dated March 13, 2015, which is included following this Item 9A, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the internal control over financial reporting of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013) Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 13, 2015

Back to Index

Back to Index

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders, to be filed on or before April 30, 2015 (“2015 proxy statement”), which is incorporated herein by this reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our 2015 proxy statement, which is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our 2015 proxy statement, which is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.
The information required by this item will be set forth in our 2015 proxy statement, which is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our 2015 proxy statement, which is incorporated herein by this reference.

Back to Index

Back to Index

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K

1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements − December 31, 2014

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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (3)
10.3	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated February 10, 2014. (15)
10.4	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated January 28, 2015 (3)
10.5	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (3)
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (3)
10.7	Employment Agreement between Alan Feldman and Resource America, Inc., dated January 29, 2009. (15)

Back to Index

Back to Index

10.8	Employment Agreement between Jeffrey Blomstrom and Resource America, Inc., dated January 28, 2015. (23)
10.9(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (4)
10.9(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.9(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (9)
10.9(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.9(e)	Fourth Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (16)
10.1	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (8)
10.11	Resource America, Inc. Investment Savings Plan. (17)
10.12	Resource America, Inc. 2012 Non-Employee Director Deferred Stock Plan. (18)
10.13(a)	Resource America, Inc. Amended and Restated Omnibus Equity Compensation Plan. (19)
10.13(b)	Form of Grant of Incentive Stock Option. (20)
10.13(c)	Form of Grant of Non-Qualified Incentive Stock Option. (20)
10.13(d)	Form of Stock Award Agreement. (21)
12.1	Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Resource America, Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk factors of Resource Capital Corp.
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 1, 2009 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 16, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 12, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 18, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 18, 2012 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

Back to Index

Back to Index

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 13, 2013 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 17, 2014 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Current Report on Form 8-K filed on April 28, 2014 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Registration Statement on Form S-8 filed on April 13, 2009 and by this reference incorporated herein.

(18)	Filed previously as an exhibit to our Proxy Statement filed on January 30, 2012 and by this reference incorporated herein.

(19)	Filed previously as an exhibit to our Proxy Statement filed on April 16, 2014 and by this reference incorporated herein.

(20)	Filed previously as an exhibit to our Annual report on Form 10-K/A filed on March 27, 2006 and by this reference incorporated herein.

(21)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

(22)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 2, 2014 and by this reference incorporated herein.

(23)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 2, 2015 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RESOURCE AMERICA, INC.
March 13, 2015	By:	/s/ Jonathan Z. Cohen
JONATHAN Z. COHEN
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 13, 2015
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	March 13, 2015
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	March 13, 2015
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	March 13, 2015
CARLOS C. CAMPBELL

/s/ Donald W. Delson	Director	March 13, 2015
DONALD W. DELSON

/s/ Hersh Kozlov	Director	March 13, 2015
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	March 13, 2015
ANDREW M. LUBIN

/s/ John S. White	Director	March 13, 2015
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	March 13, 2015
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President	March 13, 2015
ARTHUR J. MILLER	and Chief Accounting Officer
(Principal Accounting Officer)

Back to Index

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-off Against the Allowance, Net of Recoveries	Balance at End of Year
Allowance for management fees – commercial finance:
December 31, 2014	$36,229	$3,123	$(22,362)	$16,990
December 31, 2013	29,586	6,643	—	36,229
December 31, 2012	10,307	19,279	—	29,586

Allowance for management fees – real estate:
December 31, 2014	$—	$—	$—	$—
December 31, 2013	2,517	(2,518)	1	—
December 31, 2012	2,268	389	(140)	2,517

Allowance for doubtful accounts– financial fund management:
December 31, 2014	$—	$—	$—	$—
December 31, 2013	457	199	(656)	—
December 31, 2012	—	457	—	457

Allowance for investments in commercial finance assets:
December 31, 2014	$—	$(62)	$62	$—
December 31, 2013	—	(42)	42	—
December 31, 2012	—	(16)	16	—

Allowance for rent receivables:
December 31, 2014	$14	$(3)	$(11)	$—
December 31, 2013	68	(17)	(37)	14
December 31, 2012	29	39	—	68

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2014
(dollars in thousands)

	Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Loan/Property	Encumbrances	Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired
			Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real Estate Owned:
Hotel Savannah, GA	Factor's Walk	$10,531	$10,187	$6,580	$16,767	$(6,657)	1853	6/30/2015
Commercial Philadelphia, PA	Headhouse	—	2,874	545	3,419	(2,531)	1924	1/9/2009
		$10,531	$13,061	$7,125	$20,186	$(9,188)

	Balance as of December 31,
	2014	2013	2012
Balance, beginning of year	$19,951	$19,987	$21,389
Additions:
Improvements	235	342	198
	20,186	20,329	21,587

Deductions during the period:
Cost of real estate sold	—	—	1,600
Other	—	378	—

Balance, end of year	$20,186	$19,951	$19,987