Form 10-Q
period 2015-03-31
RESOURCE AMERICA, INC.
filed 2015-05-11
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on May 1, 2015 was 22,976,718 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$24,909	$27,542
Restricted cash	798	725
Receivables	714	636
Loans and receivables from managed entities and related parties, net	26,787	30,303
Investments in real estate, net	16,833	17,097
Investment securities, at fair value	9,785	9,540
Investments in unconsolidated loan manager (see Note 8)	40,292	39,655
Investments in unconsolidated entities (see Note 8)	13,105	13,089
Assets of consolidated variable interest entity ("VIE")-RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	244,129	202,043
Investments, at fair value	313,840	296,506
Loans	2,209,175	2,038,435
Investments in real estate and unconsolidated entities	55,668	60,007
Other assets	109,834	131,481
Total assets of consolidated VIE-RSO	2,932,646	2,728,472

Property and equipment, net	5,739	5,063
Deferred tax assets, net	22,015	23,304
Other assets	8,684	5,416
Total assets	$3,102,307	$2,900,842

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,631	$22,279
Payables to managed entities and related parties	2,165	3,015
Borrowings	21,174	20,412
Liabilities of consolidated VIE-RSO (see Note 19):
Borrowings	1,924,932	1,717,132
Other liabilities	57,207	57,561
Total liabilities of consolidated VIE-RSO	1,982,139	1,774,693
Total liabilities	2,027,109	1,820,399

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 34,975,726 and 34,489,568 shares issued (including nonvested restricted stock of 1,165,119 and 833,082), respectively	338	335
Additional paid-in capital	308,877	308,134
Accumulated deficit	(24,632)	(23,663)
Treasury stock, at cost; 12,001,772 and 11,764,417 shares, respectively	(122,305)	(120,182)
Accumulated other comprehensive loss	(1,139)	(1,030)
Total stockholders’ equity	161,139	163,594
Noncontrolling interests	313	306
Noncontrolling interests attributable to consolidated VIE-RSO	913,746	916,543
Total equity	1,075,198	1,080,443
Total liabilities and equity	$3,102,307	$2,900,842

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Real estate (includes revenues of $2,752 and $2,683 related to RSO)	$16,966	$13,275
Financial fund management (includes revenues of $1,537 and $207 related to RSO)	5,137	7,075
Commercial finance (includes no revenues related to RSO)	(2)	(99)
	22,101	20,251
Revenues from consolidated VIE-RSO (see Note 19)	24,361	25,245
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(4,273)	(2,880)
Total revenues	42,189	42,616
COSTS AND EXPENSES:
Real estate	11,499	8,875
Financial fund management	2,990	4,389
Commercial finance	579	103
General and administrative	3,297	3,154
Provision for credit losses	402	1,208
Depreciation and amortization	457	451
	19,224	18,180
Expenses from consolidated VIE-RSO (see Note 19)	21,060	11,285
Elimination of consolidated VIE-RSO expenses attributed to operating segments	(3,368)	(2,819)
Total expenses	36,916	26,646
OPERATING INCOME	5,273	15,970

OTHER INCOME (EXPENSE):
Interest expense	(421)	(483)
Other income, net	(164)	165
	(585)	(318)
Other income, net, from consolidated VIE-RSO (see Note 19)	16,516	3,516
Elimination of consolidated VIE-RSO other income, net attributed to operating segments	11	18
	15,942	3,216
Income from continuing operations before taxes	21,215	19,186
Income tax provision	1,244	1,069
Income tax provision-RSO	1,847	16
Net income	18,124	18,101
Net loss attributable to noncontrolling interests	8	40
Net income attributable to noncontrolling interests of consolidated VIE-RSO	(17,795)	(17,151)
Net income attributable to common shareholders	$337	$990

Basic earnings per share:
Net income	$0.01	$0.05
Weighted average shares outstanding	22,965	20,252

Diluted earnings per share:
Net income	$0.01	$0.04
Weighted average shares outstanding	23,239	22,027

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$18,124	$18,101

Other comprehensive income (loss):
Unrealized gains on investment securities available-for-sale, net of tax of $150 and $19	127	28
Less: reclassification for gains realized, net of tax of $(172) and $0	(285)	—
	(158)	28
Minimum pension liability adjustments, net of tax of $9 and $0	(9)	—
Reclassification for losses realized, net of tax of $50 and $33	56	36
	47	36
Unrealized gains on hedging contracts, net of tax of $0 and $1	—	1

Foreign currency translation gain, net of tax of $2 and $0	2	2
Subtotal - activity related to RAI	(109)	67

Activity related to consolidated VIE-RSO:
Reclassification for (gains) losses on available-for-sale securities realized	(6,258)	1,465
Unrealized gains (losses) on available-for-sale securities, net	3,123	(1,754)
Reclassification for realized losses from interest rate hedges	90	70
Unrealized gains on derivatives, net	1,142	387
Foreign currency translation losses	429	(196)
Subtotal - activity related to consolidated VIE-RSO	(1,474)	(28)
Subtotal - other comprehensive (loss) income	(1,583)	39
Comprehensive income	16,541	18,140
Less: Comprehensive income attributable to noncontrolling interests	(16,313)	(17,083)
Comprehensive income attributable to common shareholders	$228	$1,057

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests - RSO	Total Equity
Balance, December 31, 2014	22,725,151	$335	$308,134	$(23,663)	$(120,182)	$(1,030)	$163,594	$306	$916,543	$1,080,443
Net income	—	—	—	337	—	—	337	(8)	17,795	18,124
Treasury shares issued	14,933	—	(15)	—	150	—	135	—	—	135
Stock-based compensation	486,158	3	758	—	—	—	761	—	—	761
Repurchases of common stock	(252,288)	—	—	—	(2,273)	—	(2,273)	—	—	(2,273)
Dividends declared on common stock	—	—	—	(1,306)	—	—	(1,306)	—	—	(1,306)
Change in noncontrolling interests in consolidated VIE-RSO	—	—	—	—	—	—	—	—	(19,118)	(19,118)
Other	—	—	—	—	—	—	—	15	—	15
Other comprehensive loss	—	—	—	—	—	(109)	(109)	—	(1,474)	(1,583)
Balance, March 31, 2015	22,973,954	$338	$308,877	$(24,632)	$(122,305)	$(1,139)	$161,139	$313	$913,746	$1,075,198

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,124	$18,101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	475	494
Provision for credit losses	402	1,208
Unrealized (gain) loss on trading securities	(20)	71
Equity in earnings of unconsolidated entities	(1,844)	(631)
Distributions from unconsolidated entities	2,151	1,510
Loss (gain) on sales of investment securities, net	15	(188)
Deferred income tax provision	1,339	1,069
Equity-based compensation issued	744	404
Trading securities purchases and sales, net	—	(442)
Changes in operating assets and liabilities	(1,532)	(4,980)
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE-RSO	(145,715)	97,264
Net cash (used in) provided by operating activities	(125,861)	113,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(997)	(42)
Investments in real estate and unconsolidated real estate entities	(21)	(79)
Principal payments on leases and loans	3	—
Purchase of loans and securities by consolidated VIE-RSO	(211,983)	(217,701)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	153,189	136,561
Purchase of loans and investments	(1,321)	(678)
Increase in restricted cash of consolidated VIE-RSO	33,230	(12,849)
Other investing activity of consolidated VIE-RSO	3,317	(25,013)
Net cash used in investing activities	(24,583)	(119,801)

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	881	—
Principal payments on borrowings	(120)	(117)
Net borrowings of debt by consolidated VIE-RSO	184,202	16,209
Dividends paid	(1,312)	(980)
Dividends paid on common stock by consolidated VIE-RSO	(26,085)	(24,964)
Proceeds from issuance of common stock	1	—
Net proceeds from issuance of common stock by consolidated VIE-RSO	3,103	15,660
Repurchases of common stock	(2,108)	—
Increase in restricted cash	(74)	—
Other	—	(56)
Other financing activity of consolidated VIE-RSO	(10,677)	(2,474)
Net cash provided by financing activities	147,811	3,278

Decrease in cash	(2,633)	(2,643)
Cash, beginning of year	27,542	19,853
Cash, end of period	$24,909	$17,210

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
The Company conducts its real estate operations primarily through the following subsidiaries:

•
Resource Real Estate Advisor, LLC. manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") and Resource Real Estate Opportunity REIT II ("Opportunity REIT II"), public non-traded REITs;

•
Resource Capital Partners, Inc. acts as the general partner manager and managing member of, and provides asset management services to, the Company's eight real estate investment partnerships, six tenant-in-common ("TIC") programs and one limited liability company;

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
MARCH 31, 2015
(unaudited)

•	Resource Financial Institutions Group, Inc. (“RFIG”), serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions;
The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”). As of March 31, 2015, LEAF Financial sponsored and manages two publicly-held investment entities and LEAF acts as the sub-servicer of the respective portfolios of leases and loans held by those entities. During 2014, the Company liquidated two other commercial finance investment entities managed by LEAF Financial.
CVC Credit Partners. In April 2012, the Company sold its equity interests in Apidos to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”), in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. These investments are reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets.
LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). The Company retained 18,414 shares of LEAF common stock, representing a fully-diluted interest of 15.7%, and senior management of LEAF maintained a 10% fully-diluted interest. Additional investments by Eos and RSO as well as warrants that were provided to LEAF's lender in accordance with a financing agreement reduced the Company's and senior management's investments on a fully-diluted basis to 13.2% and 8.3%, respectively, as of March 31, 2015. As a result of the November 2011 LEAF Transaction, the Company deconsolidated LEAF and has since accounted for its investment in LEAF on the equity method.
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
MARCH 31, 2015
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
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The Company's investments in the common stock of The Bancorp, Inc. (NASDAQ: TBBK) and in Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), both of which are affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored and managed Australian investment fund which is structured as a unit trust, is valued at net asset value. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.
Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation.
Recent Accounting Standards
Newly-Adopted Accounting Principle
The Company’s adoption of the following standard during the three months ended March 31, 2015 did not have a material impact on its consolidated financial position, results of operations or cash flows:
In April 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance was effective for the Company as of January 1, 2015.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. On April 1, 2015, the FASB proposed a one year delay in the effective date of the new revenue standard, which would make the new guidance effective for the Company as of the beginning of the 2018 fiscal year. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company is currently evaluating the impact of the new guidance on its financial statements and has not yet selected a transition approach to implement the standard.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated balance sheet, statement of operations, or statement of cash flows.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. Adoption of this ASU will be required on a prospective or retrospective basis beginning with the quarter ending March 31, 2016 and is not expected to have a material impact on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation—Amendments to the Consolidation Analysis (Topic 810). The guidance requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for the Company beginning January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of March 31, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,909	$—	$—	$24,909
Restricted cash	798	—	—	798
Receivables	868	—	(154)	714
Receivables from managed entities and related parties, net	29,317	—	(2,530)	26,787
Investments in real estate, net	16,833	—	—	16,833
Investment securities, at fair value	22,777	—	(12,992)	9,785
Investments in unconsolidated loan manager	40,292	—	—	40,292
Investments in unconsolidated entities	20,668	—	(7,563)	13,105
Assets of consolidated VIE-RSO:
Cash and cash equivalents (including restricted cash)	—	244,129	—	244,129
Investments, at fair value	—	313,840	—	313,840
Loans	—	2,209,733	(558)	2,209,175
Investments in real estate and unconsolidated entities	—	55,668	—	55,668
Other assets-RSO	—	109,836	(2)	109,834
Total assets of consolidated VIE-RSO	—	2,933,206	(560)	2,932,646
Property and equipment, net	5,739	—	—	5,739
Deferred tax assets, net	32,177	—	(10,162)	22,015
Other assets	8,684	—	—	8,684
Total assets	$203,062	$2,933,206	$(33,961)	$3,102,307

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,631	$—	$—	$21,631
Payables to managed entities and related parties	2,167	—	(2)	2,165
Borrowings	21,732	—	(558)	21,174
Liabilities of consolidated VIE-RSO:
Borrowings	—	1,924,598	334	1,924,932
Other liabilities	—	59,891	(2,684)	57,207
Total liabilities of consolidated VIE-RSO	—	1,984,489	(2,350)	1,982,139
Total liabilities	45,530	1,984,489	(2,910)	2,027,109
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	338	—	—	338
Additional paid-in capital	308,877	—	—	308,877
Accumulated deficit	(17,211)	—	(7,421)	(24,632)
Treasury stock, at cost	(122,305)	—	—	(122,305)
Accumulated other comprehensive loss	(12,480)	—	11,341	(1,139)
Total stockholders’ equity	157,219	—	3,920	161,139
Noncontrolling interests	313	—	—	313
Noncontrolling interests attributable to consolidated VIE-RSO	—	948,717	(34,971)	913,746
Total equity	157,532	948,717	(31,051)	1,075,198
Total liabilities and equity	$203,062	$2,933,206	$(33,961)	$3,102,307

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table presents the consolidating statement of operations for the three months ended March 31, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$16,966	$—	$—	$16,966
Financial fund management	5,137	—	—	5,137
Commercial finance	(2)	—	—	(2)
	22,101	—	—	22,101
Revenues from consolidated VIE-RSO	—	24,361	—	24,361
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(4,273)	(4,273)
Total revenues	22,101	24,361	(4,273)	42,189
COSTS AND EXPENSES:
Real estate	11,499	—	—	11,499
Financial fund management	2,990	—	—	2,990
Commercial finance	579	—	—	579
General and administrative	3,297	—	—	3,297
Provision for credit losses	402	—	—	402
Depreciation and amortization	457	—	—	457
	19,224	—	—	19,224
Expenses of consolidated VIE-RSO	—	21,060	—	21,060
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(3,368)	(3,368)
Total expenses	19,224	21,060	(3,368)	36,916
OPERATING INCOME	2,877	3,301	(905)	5,273

OTHER INCOME (EXPENSE):
Interest expense	(421)	—	—	(421)
Other income, net	314	—	(478)	(164)
Other income, net, from consolidated VIE-RSO	—	16,516	—	16,516
Elimination of consolidated VIE-RSO other income, net	—	—	11	11
	(107)	16,516	(467)	15,942
Income from continuing operations before taxes	2,770	19,817	(1,372)	21,215
Income tax provision	1,244	1,847	—	3,091
Net income	1,526	17,970	(1,372)	18,124
Net loss attributable to noncontrolling interests	8	—	—	8
Net income attributable to noncontrolling interests-RSO	—	(8,568)	(9,227)	(17,795)
Net income attributable to common shareholders	$1,534	$9,402	$(10,599)	$337

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

.    The following table presents the consolidating statement of operations for the three months ended March 31, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$13,275	$—	$—	$13,275
Financial fund management	7,075	—	—	7,075
Commercial finance	(99)	—	—	(99)
	20,251	—	—	20,251
Revenues from consolidated VIE-RSO	—	25,245	—	25,245
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(2,880)	(2,880)
Total revenues	20,251	25,245	(2,880)	42,616
COSTS AND EXPENSES:
Real estate	8,875	—	—	8,875
Financial fund management	4,389	—	—	4,389
Commercial finance	103	—	—	103
General and administrative	3,154	—	—	3,154
Provision for credit losses	1,208	—	—	1,208
Depreciation and amortization	451	—	—	451
	18,180	—	—	18,180
Expenses of consolidated VIE-RSO	—	11,285		11,285
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(2,819)	(2,819)
Total expenses	18,180	11,285	(2,819)	26,646
OPERATING INCOME	2,071	13,960	(61)	15,970

OTHER INCOME (EXPENSE):
Interest expense	(483)	—	—	(483)
Other income, net	737	—	(572)	165
Other income, net, from consolidated VIE-RSO	—	3,516	—	3,516
Elimination of consolidated VIE-RSO other income, net	—	—	18	18
	254	3,516	(554)	3,216
Income from continuing operations before taxes	2,325	17,476	(615)	19,186
Income tax provision	1,069	16	—	1,085
Net income	1,256	17,460	(615)	18,101
Net loss attributable to noncontrolling interests	40	—	—	40
Net income attributable to noncontrolling interests-RSO	—	(2,344)	(14,807)	(17,151)
Net income attributable to common shareholders	$1,296	$15,116	$(15,422)	$990

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table presents the consolidating statement of cash flows for the three months ended March 31, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,526	$17,970	$(1,372)	$18,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	475	—	—	475
Provision for credit losses	402	—	—	402
Unrealized gain on trading securities	(20)	—	—	(20)
Equity in earnings of unconsolidated entities	(2,665)	—	821	(1,844)
Distributions from unconsolidated entities	2,151	—	—	2,151
Loss on sale of investment securities, net	15	—	—	15
Deferred income tax provision	1,339	—	—	1,339
Equity-based compensation issued	744	—	—	744
Changes in operating assets and liabilities	(1,532)	—	—	(1,532)
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE-RSO	—	(145,688)	(27)	(145,715)
Net cash provided by (used in) operating activities	2,435	(127,718)	(578)	(125,861)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(997)	—	—	(997)
Principal payments on leases and loans	3	—	—	3
Investments in real estate and unconsolidated real estate entities	(21)	—	—	(21)
Purchase of loans and securities by consolidated VIE-RSO	—	(211,983)	—	(211,983)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	—	153,189	—	153,189
Purchase of loans and investments	(1,321)	—	—	(1,321)
Decrease in restricted cash of consolidated VIE-RSO	—	33,230	—	33,230
Other investing activity of consolidated VIE-RSO	—	3,317	—	3,317
Net cash used in investing activities	(2,336)	(22,247)	—	(24,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	881	—	—	881
Principal payments on borrowings	(120)	—	—	(120)
Net borrowings by consolidated VIE-RSO	—	184,202	—	184,202
Dividends paid	(1,312)	—	—	(1,312)
Dividends paid on common stock by consolidated VIE-RSO	—	(26,563)	478	(26,085)
Proceeds from issuance of common stock	1	—	—	1
Net proceeds from issuance of common stock by consolidated VIE-RSO	—	3,103	—	3,103
Repurchases of common stock	(2,108)	—	—	(2,108)
Increase in restricted cash	(74)	—	—	(74)
Other financing activity of consolidated VIE - RSO	—	(10,777)	100	(10,677)
Net cash (used in) provided by financing activities	(2,732)	149,965	578	147,811

Decrease in cash	(2,633)	—	—	(2,633)
Cash, beginning of year	27,542	—	—	27,542
Cash, end of period	$24,909	$—	$—	$24,909

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information for the Company is as follows (in thousands, per share data):

	Three Months Ended
	March 31,
	2015	2014
Cash (paid) received:
Interest	$(399)	$(409)
Income tax payments	(65)	(176)
Refund of income taxes	44	47

Dividends declared per common share	$0.06	$0.05

Non-cash activities:
Repurchase of common stock from employees in exchange for the payment of income taxes	$165	$207
Issuance of treasury stock for the Company's investment savings 401(k) plan	150	178
NOTE 5 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of March 31, 2015 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities	$6	$344	$1,131	$18,503	$19,978	$19,984
Real estate investment entities	3,845	1,380	384	14,831	16,595	20,440
Financial fund management entities	981	57	31	24	112	1,093
Other	2,629	—	—	—	—	2,629
	7,461	1,781	1,546	33,358	36,685	44,146
Rent receivables - real estate	98	20	—	—	20	118
Total financing receivables	$7,559	$1,801	$1,546	$33,358	$36,705	$44,264

(1)
Receivables are presented gross of an allowance for credit losses of $17.2 million related to the Company’s commercial finance investment entities and $113,000 related to one of its real estate investment partnerships.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended March 31, 2015:
Balance, beginning of period	$16,990	$—	$—	$16,990
Provision for credit losses	369	32	1	402
Charge-offs	—	(32)	—	(32)
Recoveries	—	—	—	—
Balance, end of period	$17,359	$—	$1	$17,360

Ending balance, individually evaluated for impairment	$17,359	—	$1	$17,360
Ending balance, collectively evaluated for impairment	0	—	—	—
Balance, end of year	$17,359	$—	$1	$17,360

Three Months Ended March 31, 2014:
Balance, beginning of period	$36,229	$—	$14	$36,243
Provision for (reversal of) credit losses	1,213	(1)	(4)	1,208
Charge-offs	(1)	—	—	(1)
Recoveries	—	1	—	1
Balance, end of period	$37,441	$—	$10	$37,451

Ending balance, individually evaluated for impairment	$37,441	$—	$—	$37,441
Ending balance, collectively evaluated for impairment	—	—	10	10
Balance, end of period	$37,441	$—	$10	$37,451

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The Company’s financing receivables (presented exclusive of any allowance for credit losses) relate to the balance in the allowance for credit losses, as follows (in thousands):

As of March 31, 2015	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$44,146	$—	$44,146
Ending balance, collectively evaluated for impairment	—	118	118
Balance, end of period	$44,146	$118	$44,264

As of December 31, 2014
Ending balance, individually evaluated for impairment	$47,293	$—	$47,293
Ending balance, collectively evaluated for impairment	—	88	88
Balance, end of year	$47,293	$88	$47,381
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of March 31, 2015
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$1,327	$18,573	$17,246	$19,561
Loans and receivables from managed entities – real estate	831	$944	113	596
Rent receivables – real estate	—	—	1	—

As of December 31, 2014
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$1,295	$18,285	$16,990	$18,882
The Company had no impaired financing receivables without a specific allowance as of March 31, 2015 and December 31, 2014.
NOTE 6 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Properties owned, net of accumulated depreciation of $9,335 and $9,198:
Hotel property (Savannah, Georgia)	$9,851	$10,110
Office building (Philadelphia, Pennsylvania)	870	888
	10,721	10,998
Partnerships and other investments	6,112	6,099
Total investments in real estate, net	$16,833	$17,097

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

For three months ended March 31, 2015 and March 31, 2014, the Company recorded rental income of $1.2 million and $939,000, respectively. The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands):

2016	$926
2017	769
2018	700
2019	701
2020	581
Thereafter	355
Total	$4,032
NOTE 7 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	March 31, 2015	December 31, 2014
Available-for-sale securities	$9,519	$9,065
Trading securities	266	475
Total investment securities, at fair value	$9,785	$9,540

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
CLO securities	$7,445	$1,226	$(224)	$8,447
Equity securities	888	184	—	1,072
Total	$8,333	$1,410	$(224)	$9,519

December 31, 2014
CLO securities	$6,962	$1,228	$(176)	$8,014
Equity securities	888	163	—	1,051
Total	$7,850	$1,391	$(176)	$9,065
CLO securities.  The CLO securities represent the Company’s retained equity interests in 13 and 12 CLO issuers that CVC Credit Partners has sponsored and manages at March 31, 2015 and December 31, 2014, respectively (see Note 8).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds approximately 10,808 shares of DIF with a cost basis of $109,000. In 2014, the Company purchased 749,976 units of RREGPS for $677,400.
Trading securities. The Company had net realized losses on trading securities of $15,000 and net realized gains of $117,000 during the three months ended March 31, 2015 and 2014 respectively, and unrealized gains of $20,000 and unrealized losses of $71,000, respectively, which were included in Financial Fund Management Revenues on the consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2015
CLO securities	$3,154	$(224)	5	$—	$—	—
Equity securities		—	—	—	—	—
Total	$3,154	$(224)	5	$—	$—	—
December 31, 2014
CLO securities	$2,643	$(176)	4	$—	$—	—
Equity securities	—	—	—	—	—	—
Total	$2,643	$(176)	4	$—	$—	—
NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31,	December 31,
		2015	2014
Real estate investment entities	1% – 12%	$7,939	$8,313
Financial fund management partnerships	0.01% − 50%	4,452	4,162
Trapeza entities	33% − 50%	714	614
Investments in unconsolidated entities		$13,105	$13,089
Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, which completed its initial public offering in December 2013 as well as a $1.3 million investment in Opportunity REIT II, which is still in its offering stage and a $200,000 investment in Innovation Office REIT, Inc. ("Innovation Office REIT"), which is not yet effective. The Company accounts for its investments in Opportunity REIT I, II and the Innovation Office REIT on the cost method.
Included in financial fund management partnerships is the Company's $200,000 investment in Resource Credit Income Fund ("CIF"), a new interval fund, whose registration statement with respect to the offer and sale of its shares of beneficial interest was declared effective by the Securities and Exchange Commission on April 17, 2015.
The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. The Company records its 33% equity share of the results of CVC Credit Partners in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive income. Under the terms of the CVC Credit Partners shareholders' agreement, CVC has an irrevocable option to buy 9% of the Company's interests in the joint venture, which would reduce the Company's interest to 24%. This option may be exercised during a sixty-day period that commenced April 25, 2015 (30 days after the audit report date for the CVC Credit Partners audit for the year ended December 31, 2014).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Management fee revenues	$16,738	$12,388
Costs and expenses	(14,809)	(11,295)
Net income	$1,929	$1,093
Portion of net income attributable to the Company	$637	$361
The Company has a preferred interest in Apidos Capital Management, LLC ("Apidos") relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at March 31, 2015, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. The Company continually evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable and other accrued liabilities	$6,612	$6,045
Supplemental executive retirement plan ("SERP") liability (see Note 14)	6,218	6,383
Accrued wages and benefits	4,100	4,580
Deferred rent	2,424	2,485
Apidos contractual obligation, at fair value (see Note 16)	694	745
Dividends payable	1,306	1,312
Short-term insurance notes	277	729
Total accrued expenses and other liabilities	$21,631	$22,279

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 10 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31, 2015		December 31, 2014
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	2,784	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		10,035	10,088
Other debt		1,139	324
Total borrowings outstanding		$21,174	$20,412

(1)	The amount of the facility as shown has been reduced $503,000 for an outstanding letter of credit at March 31, 2015.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  Through April 24, 2014, the terms of the Company's line of credit with TD Bank allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) a specified London Interbank Offered Rate ("LIBOR") plus 3%. The interest rate used varies from one to six month LIBOR depending upon the period of the borrowing. In April 2014, the Company amended the TD facility to (i) extend the maturity date to the earlier of (a) the expiration of its management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million and (iii) require that the Company have no cash advances outstanding for thirty consecutive days during each one-year period beginning on April 25, 2014. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 of outstanding letter of credit.
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
There were no borrowings outstanding as of March 31, 2015 and the availability on the TD facility was $11.0 million, as reduced for the letter of credit. There were no borrowings under this facility as of December 31, 2014.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO common stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 6).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused annual facility fee to 0.50%. There were no borrowings under this facility as of March 31, 2015 and the availability was $2.8 million. There were no borrowings under this facility as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") mature on March 31, 2018. The effective interest rate for the three months ended March 31, 2015 and 2014 was 9.1% and 9.4%, respectively. On August 28, 2014, the Senior Notes were modified to extend the maturity date from March 31, 2015 and to include an early redemption feature.  The Company may early redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price will be at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101%, and thereafter at 100%.
Other Debt
As of March 31, 2015, the Company has various capital leases for computer equipment totaling $880,998.
Debt Repayments
Annual principal payments coming due on the Company’s aggregate borrowings for the next five years ending March 31 and thereafter, are as follows (in thousands):

2016	$601
2017	602
2018	10,591
2019	292
2020	276
Thereafter	8,812
Total	$21,174
Covenants
The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios. The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.
The covenant for the mortgage on the Company's hotel property requires maintaining a minimum debt coverage ratio. In addition, although non-recourse in nature, the loan is subject to limited standard exceptions (or "carveouts") which the Company has guaranteed. These carveouts will expire as the loan is paid down over the next ten years. The Company has control over the operations of the underlying property, which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements. To date, the Company has not been required to make any carveout payments.
The Company was in compliance with all of its financial debt covenants as of March 31, 2015.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following are changes in accumulated other comprehensive (loss) income by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2014, net of tax of $472, $0, $(3) and $(2,700)	$1,979	$(1)	$(5)	$(3,003)	$(1,030)
Current-period other comprehensive (loss) income	(158)	—	2	47	(109)
Balance, March 31, 2015 net of tax of $458, $0, $2 and $9	$1,821	$(1)	$(3)	$(2,956)	$(1,139)
Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Revenues - Financial fund management
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustments	Other income
NOTE 12 - NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Three Months Ended March 31, 2015
	RSO	Other
Noncontrolling interests, beginning of year	$916,543	$306
Net income (loss) attributable to noncontrolling interests	17,795	(8)
Other comprehensive loss	(1,474)	(4)
Proceeds from issuance of equity interests, net	3,103	—
Amortization of stock-based compensation	996	—
Discount on 6% senior convertible notes	4,213	—
Contribution from noncontrolling interests	(373)	19
Distributions to noncontrolling interests	(27,057)	—
Noncontrolling interests, end of period	$913,746	$313

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Shares
Basic shares outstanding	22,965	20,252
Dilutive effect of outstanding stock options, warrants and director units	274	1,775
Diluted shares outstanding	23,239	22,027

NOTE 14 - BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The plan pays Mr. E. Cohen an annual benefit of $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest cost	$62	$68
Less: expected return on plan assets	(19)	(39)
Plus: Amortization of unrecognized loss	106	70
Net cost	$149	$99
Restricted stock.  The value of the restricted stock awarded is based on the closing price of the Company's common stock as of the date of grant. During the three months ended March 31, 2015 and 2014, the Company awarded 440,852 and 417,407 shares of restricted stock valued at $3.9 million and $3.7 million, respectively. Additionally, for the three months ended March 31, 2015, there were 45,306 shares earned as part of a performance-based award valued at $420,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	March 31, 2015	December 31, 2014
Receivables from managed entities and related parties, net:
Real estate investment entities (1)	$20,326	$23,733
Commercial finance investment entities (2)	2,738	2,883
Financial fund management investment entities	1,093	663
Other	325	488
Loan receivable from CVC Credit Partners	2,305	2,536
Receivables from managed entities and related parties	$26,787	$30,303

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$2,096	$2,942
Other	69	73
Payables to managed entities and related parties	$2,165	$3,015

(1)	Includes a $113,000 reserve for credit losses for management fees due from one of the Company's real estate investment entities: there was no reserve at December 31, 2014.

(2)
Amounts shown are net of reserves for credit losses of $17.2 million and $17.0 million as of March 31, 2015 and December 31, 2014, respectively, related to management fees due from one of the Company's commercial finance investment entities that, based on estimated cash distributions, are not expected to be collectible.

(3)
Reflects $2.0 million and $2.6 million in self-insurance funds provided by the Company's real estate investment entities as of March 31, 2015 and December 31, 2014, respectively, which are held in escrow by the Company to cover claims.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Fees from unconsolidated investment entities:
Real estate (1)	$9,434	$8,925
Financial fund management	782	802
CVC Credit Partners – reimbursement of net costs and expenses	229	181
RRE Opportunity REIT I:
Reimbursement of costs and expenses	888	351
Dividends paid	15	29
RRE Opportunity REIT II:
Reimbursement of costs and expenses	737	502
Dividends paid	7	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(23)	(127)
Reimbursement of net costs and expenses	36	36
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(207)	(204)
Property management fees	38	16
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(52)	(40)
Atlas Energy, L.P. – reimbursement of net costs and expenses	13	30
Ledgewood P.C. – payment for legal services	(34)	(24)
Graphic Images, LLC – payment for printing services	(48)	(60)
The Bancorp, Inc. – reimbursement of net costs and expenses	—	27
9 Henmar LLC – payment of broker/consulting fees	(3)	(3)

(1)
Reflects the reversal of discounts of $207,000 and $33,000 for the three months ended March 31, 2015 and 2014, respectively, in connection with management fees from the Company's real estate investment entities that it expects to receive in future periods.

(2)	During the three months ended March 31, 2015 and 2014, the Company waived $49,000 and $224,000, respectively, of management fees from its commercial finance investment entities.

Relationship with Opportunity REIT I. As of March 31, 2015 and December 31, 2014, the Company had a receivable of $725,000 and $325,000, respectively, for reimbursement of costs and expenses associated with the formation and operating expenses of Opportunity REIT I.

Relationship with Opportunity REIT II. On February 6, 2014, Opportunity REIT II commenced its initial public offering of up to $1.0 billion in common stock at a maximum price of $10 per share. This fund focuses on acquiring under-performing multifamily rental properties, distressed real estate and performing loans and is externally managed by Resource Real Estate, a subsidiary of the Company. As of March 31, 2015 and December 31, 2014, the Company had a $587,000 and $3.4 million receivable from Opportunity REIT II for offering costs and operating expense reimbursements. On June 14, 2014, the Company had provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest at LIBOR plus 300 basis points which was repaid in full by June 30, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Relationship with CVC Credit Partners. On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In connection with the original loan agreement, the Company made an additional advance of €500,000 on December 8, 2014. In September 2014, the Company and CVC agreed to extend the maturity of the note until April 2015 and, in March of 2015, further extended the maturity to September 30, 2015.
Advances to Real Estate Limited Partnership. The Company made advances to one of its affiliated real estate limited partnerships under a revolving note of up to $3.0 million bearing interest at the prime rate. Advances outstanding of $2.3 million as of March 31, 2014 were repaid in full on December 16, 2014. The Company recorded $17,000 of interest income on this loan during the three months ended March 31, 2014.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. In December 2014, the Company amended the terms of the note to provide for an initial repayment of $50,000 plus accrued interest, which was paid on March 15, 2015, with the remaining principal and interest due in full on March 15, 2016.
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
Investment securities. The Company uses quoted market prices to value its investments in DIF and TBBK common stock (Level 1) and net asset value ("NAV") calculated by the independent fund administrator to value its investment in RREGPS. The Company can redeem its investment in RREGPS with 60-day notice. The underlying investments in RREGPS are all publicly-traded securities as of March 31, 2015 (Level 2).
The fair value of the Company's investments in CLO and CDO securities are based on internally-generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. The significant unobservable inputs used in the fair value measurement include the constant prepayment rate ("CPR"), a probability of default ("CDR"), severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.  As of March 31, 2015, the Company holds four securities of value within its trading portfolio, three of which are debt/equity investments in externally managed CDO issuers and one is a term loan (Level 3).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Investment in Apidos-CVC preferred stock and contractual commitment. The Company's contractual commitment associated with its investment in the Apidos-CVC preferred stock was initially valued at $589,000 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
The fair value of the Company’s assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities
March 31, 2015	$284	$788	$8,713	$9,785
December 31, 2014	$310	$741	$8,489	$9,540

Liabilities - Apidos contractual commitment	Level 1	Level 2	Level 3	Total
March 31, 2015	$—	$—	$694	$694
December 31, 2014	$—	$—	$745	$745
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during three months ended March 31, 2015 (in thousands):

Investment Securities
Balance, beginning of year	$8,489
Purchases	611
Income accreted	288
Payments and distributions received, net	(455)
Sales	(175)
Losses on sales of trading securities	(15)
Unrealized holding gains on trading securities	20
Change in unrealized gains included in accumulated other comprehensive loss	(50)
Balance, end of period	$8,713
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	15,063
Income accreted	995
Payments and distributions received, net	(3,752)
Sales	(13,251)
Gain on sale of investment securities, net	445
Unrealized losses on trading securities	(200)
Realized gains on trading securities	1,850
Change in unrealized losses included in accumulated other comprehensive loss	(68)
Balance, end of year	$8,489

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at March 31, 2015	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$8,447	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - year two	25%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.5%
			Reinvestment spread	0% - 450%
			Discount rates	13%

Trading securities	$266	Net asset value	Value of underlying assets	variable
		Discounted cash flow	Constant default rate	2% - 9%
			Constant prepayment rate	20% - 30%
			Loss severity rate	30%
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$10,035	$11,131	$10,088	$11,197
Senior Notes	10,000	13,177	10,000	12,820
Other debt	1,139	1,139	324	324
	$21,174	$25,447	$20,412	$24,341
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at March 31, 2015 and December 31, 2014.
NOTE 17 - COMMITMENTS AND CONTINGENCIES
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $177,000 and $100,000 as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, Resource Securities net capital was $1.3 million and $1.4 million, respectively, which exceeded the minimum requirements by $1.1 million and $1.3 million, respectively.
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($978,000 as of March 31, 2015) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of March 31,

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

2015, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Legal proceedings. The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Real estate commitment.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to the Innovation Office REIT, in addition to the $200,000 initial capital investment, the Company is committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for this commitment will be recorded in the future as the amounts become due and payable.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of March 31, 2015, except for the executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements.
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

Three Months Ended March 31, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$16,294	$3,129	$13	$—	$19,436	$24,361	$(3,452)	$40,345
Equity in (losses) earnings of unconsolidated entities	672	2,008	(15)	—	2,665	—	(821)	1,844
Total revenues	16,966	5,137	(2)	—	22,101	24,361	(4,273)	42,189
Segment operating expenses	(11,499)	(2,990)	(579)	—	(15,068)	(21,060)	3,368	(32,760)
General and administrative expenses	(879)	(284)	—	(2,134)	(3,297)	—	—	(3,297)
Provision for credit losses	(114)	—	(288)	—	(402)	—	—	(402)
Depreciation and amortization	(312)	(16)	—	(129)	(457)	—	—	(457)
Interest expense	(183)	—	—	(238)	(421)	—	—	(421)
Other income (expense), net	223	441	1	(351)	314	16,516	(467)	16,363
Pretax loss (income) attributable to noncontrolling interests (2)	8	—	—	—	8	(8,568)	(9,227)	(17,787)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$4,210	$2,288	$(868)	$(2,852)	$2,778	$11,249	$(10,599)	$3,428

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Three Months Ended March 31, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$13,630	$5,990	$—	$—	$19,620	$25,245	$(2,880)	$41,985
Equity in (losses) earnings of unconsolidated entities	(355)	1,085	(99)	—	631	—	—	631
Total revenues	13,275	7,075	(99)	—	20,251	25,245	(2,880)	42,616
Segment operating expenses	(8,875)	(4,389)	(103)	—	(13,367)	(11,285)	2,819	(21,833)
General and administrative expenses	(1,096)	(453)	—	(1,605)	(3,154)	—	—	(3,154)
Provision for credit losses	3	—	(1,211)	—	(1,208)	—	—	(1,208)
Depreciation and amortization	(308)	(11)	—	(132)	(451)	—	—	(451)
Interest expense	(196)	—	—	(287)	(483)	—	—	(483)
Other income, net	256	571	(2)	(88)	737	3,516	(554)	3,699
Pretax loss (income) attributable to noncontrolling interests (2)	40	—	—	—	40	(2,344)	(14,807)	(17,111)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$3,099	$2,793	$(1,415)	$(2,112)	$2,365	$15,132	$(15,422)	$2,075

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
March 31, 2015	$191,539	$49,258	$4,173	$(75,309)	$169,661	$2,932,646	$3,102,307
March 31, 2014	$180,902	$60,047	$9,861	$(82,254)	$168,556	$2,341,335	$2,509,891

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following reflects the assets and liabilities and operations of RSO which were consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	March 31, 2015	December 31, 2014
ASSETS (1)
Cash and cash equivalents	$217,361	$79,905
Restricted cash	26,768	122,138
Subtotal - Cash and cash equivalents	244,129	202,043
Investment securities, trading	29,770	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	161,971	197,800
Investment securities available-for-sale, at fair value	122,099	77,920
Subtotal - Investments, at fair value	313,840	296,506
Loans, pledged as collateral and net of allowances of $7.4 million and $4.6 million	1,960,250	1,925,980
Loans receivable–related party	1,229	1,277
Loans held for sale	248,254	111,736
Subtotal - Loans, before eliminations	2,209,733	2,038,993
Eliminations	(558)	(558)
Subtotal - Loans	2,209,175	2,038,435
Property held for sale	180	180
Investments in unconsolidated entities	55,488	59,827
Subtotal, Investments in real estate and unconsolidated entities	55,668	60,007
Line items included in "other assets":
Linked transactions, net at fair value	—	15,367
Derivatives, at fair value	14,036	5,304
Interest receivable	18,111	16,260
Deferred tax asset	12,579	12,634
Principal paydown receivable	26,906	40,920
Direct financing leases	1,951	2,109
Intangible assets	9,229	9,736
Prepaid expenses	4,263	4,196
Other assets	22,761	24,604
Subtotal - Other assets, before eliminations	109,836	131,130
Eliminations	(2)	(109)
Subtotal - Other assets	109,834	131,021
Total assets (excluding eliminations)	$2,933,206	$2,728,679
Total assets (including eliminations)	$2,932,646	$2,728,012
LIABILITIES (2)
Borrowings	$1,924,598	$1,716,871
Eliminations	334	205
Subtotal Borrowings	1,924,932	1,717,076
Distribution payable	25,521	30,592
Accrued interest expense	5,437	2,123
Derivatives, at fair value	8,860	8,476
Accrued tax liability	6,982	9,219
Accounts payable and other liabilities	13,091	9,287
Subtotal - Other liabilities, before eliminations	59,891	59,697
Eliminations	(2,684)	(2,446)
Subtotal - Other liabilities	57,207	57,251
Total liabilities (before eliminations)	$1,984,489	$1,776,568
Total liabilities (after eliminations)	$1,982,139	$1,774,327

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

RSO Balance Sheets Detail (in thousands):
	March 31, 2015	December 31, 2014
(1) Assets of consolidated Variable Interest Entities ("VIE") included in total assets above:
Cash and cash equivalents	$133	$25
Restricted cash	25,262	121,247
Investments securities available-for-sale, pledged as collateral, at fair value	94,658	119,203
Loans held for sale	73,892	282
Loans, pledged as collateral and net of allowances of $4.2 million and $3.3 million	1,445,136	1,261,137
Interest receivable	9,895	8,941
Prepaid expenses	193	221
Principal paydown receivable	26,700	25,767
Other assets	(742)	(12)
Total assets of consolidated RSO VIEs	$1,675,127	$1,536,811

(2) Liabilities of consolidated VIEs included in total liabilities above :
Borrowings	$1,170,687	$1,046,494
Accrued interest expense	1,329	1,000
Derivatives, at fair value	7,305	8,439
Unsettled loan purchases	—	(529)
Accounts payable and other liabilities	56	(386)
Total liabilities of consolidated RSO VIEs	$1,179,377	$1,055,018

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

RSO Income Statement Detail (in thousands):
	For the Three Months Ended
	March 31,
	2015	2014
REVENUES
Interest income:
Loans	$32,663	$20,229
Securities	4,052	4,004
Leases	95	—
Interest income − other	832	2,852
Total interest income	37,642	27,085
Interest expense	14,902	9,628
Net interest income	22,740	17,457
Rental income	—	5,152
Dividend income	16	136
Fee income	1,605	2,500
Revenues from consolidated VIE-RSO	24,361	25,245
OPERATING EXPENSES
Management fees − related party	3,560	3,080
Equity compensation − related party	995	1,667
Rental operating expense	6	3,396
Lease operating	23	—
General and administrative - Corporate	4,783	2,840
General and administrative - PCM	7,079	3,426
Depreciation and amortization	565	836
Impairment losses	59	—
Provision (recovery) for loan losses	3,990	(3,960)
Total operating expenses	21,060	11,285
Expenses of consolidated VIE-RSO	21,060	11,285
Adjusted operating income	3,301	13,960
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	706	2,014
Net realized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	14,423	2,088
Net realized and unrealized gains (loss) on investment securities, trading	2,074	(1,560)
Unrealized gain (loss) and net interest income on linked transactions, net	235	2,305
(Loss) on reissuance/ gain on extinguishment of debt	(900)	(69)
(Loss) gain on sale of real estate	(22)	—
Other income (expense)	—	(1,262)
Other income, net, from consolidated VIE - RSO	16,516	3,516
Income from continuing operations	19,817	17,476
Income tax (expense) benefit - RSO	(1,847)	(16)
NET INCOME (LOSS)	17,970	17,460
Net (loss) income allocated to preferred shares	(6,091)	(2,400)
Net (income) loss allocable to non-controlling interest, net of taxes	(2,477)	56
NET INCOME (LOSS) ALLOCABLE TO RSO COMMON SHAREHOLDERS	$9,402	$15,116

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

RSO Cash Flow Detail (in thousands)	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,970	$17,460
Items included in "Change in cash attributable to consolidated VIE-RSO":
Provision (recovery of) for loan losses	3,990	(3,960)
Depreciation of investments in real estate and other	139	392
Amortization of intangible assets	507	444
Amortization of term facilities	115	534
Accretion (amortization) of net discounts (premiums) on loans held for investment	(338)	(574)
Accretion (amortization) of net discounts (premiums) on securities available-for-sale	837	(769)
Amortization (accretion) of discount (premium) on notes of securitization	463	434
Amortization of debt issuance costs on notes of securitizations	1,066	796
Amortization of stock-based compensation	995	1,667
Amortization of (accretion) of terminated derivative instruments	67	70
Accretion (amortization) of interest-only available-for-sales securities	873	(137)
Deferred income tax (benefit) expense	(48)	(89)
Purchase of mortgage loans held for sale, net	(58,136)	(877)
Purchase of securities, trading	(16,268)	—
Principal payments on securities, trading	—	42
Proceeds from sales of securities, trading	8,095	—
Net realized and unrealized loss (gain) on investment securities, trading	(2,074)	1,560
Net realized (gains) loss on sales of investment securities available-for-sale and loans	(14,423)	(3,680)
Loss (gain) on reissuance (extinguishment) of debt	900	69
Loss (gain) on sale of real estate	22	—
Settlement of derivative instruments	82	—
Net impairment losses recognized in earnings	59	—
Linked transactions fair value adjustments	(235)	(1,763)
Equity in net (earnings) losses of unconsolidated subsidiaries	(706)	(2,014)
Changes in operating assets and liabilities, net of acquisitions	65,786	9,563
Net cash (used in) provided by operating activities	(8,232)	1,708
Change in consolidated VIE-RSO cash for the period	(137,456)	95,584
Subtotal - Change in cash attributable to consolidated VIE-RSO before eliminations	(145,688)	97,292
Elimination of intercompany activity	(27)	(28)
Subtotal - Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE-RSO	(145,715)	97,264
Net cash provided by operating activities of consolidated VIE-RSO (excluding eliminations)	9,738	19,168

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(207,983)	(169,380)
Purchase of securities available-for-sale	(4,000)	(48,321)
Subtotal - Purchase of loans and securities by consolidated VIE-RSO, before eliminations	(211,983)	(217,701)
Principal payments received on loans	91,294	90,948
Proceeds from sale of loans	16,922	15,974
Principal payments on securities available-for-sale	37,860	17,325
Proceeds from sale of securities available-for-sale	7,113	12,314
Principal payments received on loans - related parties	—	753
Subtotal - principal payments and proceeds from sales received by consolidated VIE-RSO, before eliminations	153,189	137,314

(Increase) decrease in restricted cash	33,230	(12,849)

Items included in "Other investing activity of consolidated VIE-RSO":
Return of capital from (investment in) unconsolidated entity	4,391	5,650
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)
Investment in loans - related parties	(903)	(285)
Purchase of furniture and fixtures	—	(38)
Acquisition of property and equipment	(171)	(269)
Subtotal - Other investing activity of consolidated VIE-RSO, before eliminations	3,317	(25,375)
Eliminations	—	(391)
Subtotal - Other investing activity of consolidated VIE-RSO	3,317	(25,766)
Net cash used in investing activities of consolidated VIE-RSO (excluding eliminations)	(22,247)	(118,611)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE-RSO"
Proceeds from borrowings:
Repurchase agreements, net of repayments	—	75,877
Senior secured revolving credit facility, net of repayments	21,500	—
CRE Securitization	282,127	—
Reissuance of debt	8,100	—
Convertible senior notes	99,000	—
Payments on borrowings:
Collateralized debt obligations	(161,713)	(59,668)
Repurchase agreements, net of borrowings	(64,812)	—
Subtotal - net borrowings of debt by consolidated VIE-RSO	184,202	16,209
Distributions paid on common stock	(26,563)	(25,536)
Elimination of dividends paid to RAI	478	572
Distributions paid on common stock of consolidated VIE-RSO, after eliminations	(26,085)	(24,964)
Net proceeds from issuances of common stock (net of offering costs of $0 and $0)	—	245
Net proceeds from dividend reinvestment and stock purchase plan (net of offering costs of $0 and $0)	106	—
Repurchase of common stock	(5)	—
Proceeds from issuance of 8.5% Series A redeemable preferred shares (net of offering costs of $0 and $0)	—	4,440
Proceeds from issuance of 8.25% Series B redeemable preferred shares (net of offering costs of $111 and $565)	3,002	10,975
Subtotal - net proceeds from issuance of stock by consolidated VIE-RSO	3,103	15,660
Payment of debt issuance costs	(6,639)	(8)
Settlement of derivative instruments	3,091	—
Distributions paid to non-controlling interests	(2,987)	—
Proceeds received from non-controlling interests	1,802	—
Payment of equity to third party sub-note holders	—	(307)
Distributions paid on preferred stock	(6,044)	(2,159)
Subtotal - Other consolidated financing activity of consolidated VIE-RSO, before eliminations	(10,777)	(2,474)
Eliminations	100	—
Subtotal - Other consolidated financing activity of consolidated VIE-RSO	(10,677)	(2,474)
Net cash provided by financing activities of consolidated VIE-RSO, excluding eliminations	149,965	3,859
Net increase (decrease) in cash and cash equivalents	137,456	(95,584)
Cash and cash equivalents, beginning of year of consolidated VIE-RSO	79,905	262,270
Cash and cash equivalents, end of period of consolidated VIE-RSO	$217,361	$166,686

Supplemental disclosures:
Interest expense paid in cash	$9,378	$8,576
Income taxes paid in cash	$1,739	$1,774

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

A.	Summary of Significant Accounting Policies - RSO
Reclassifications
Certain reclassifications have been made to RSO's 2014 consolidated financial statements to conform to the 2015 presentation.

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interests in VIEs. RSO monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary. RSO will continually analyze entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of twelve VIEs at March 31, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that RSO was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2 and RCC 2015-CRE3 and RCM Global, LLC were formed on behalf of RSO to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager and CVC Credit Partners manage these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which RSO purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% Class 2 subordinated Notes in February 2014. The CLO was managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the CLO. Though neither RSO nor one of its related parties managed the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that RSO had the power to direct the activities that most significantly impacted the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impacted Moselle CLO and a financial interest that was expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and all assets were sold as of March 31, 2015.
Whitney CLO I was a securitization in which RSO acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs - Resource Capital Asset Management,” below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

On July 9, 2014, RCC Residential, together with RSO, the Company and certain of its employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio, is managed by the Company. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global will be allocated the revenue/expenses of RCM Global in accordance with its or his membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. RSO was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity. RSO's ownership interest was 53.2% as of March 31, 2015.
In September 2014, RSO contributed $17.5 million of capital to Pelium Capital, for an 80.4% interest. Pelium Capital is a specialized credit opportunity fund managed by the Company. RSO will receive 10% of the carried interest in the partnership for the first five years, which can increase to 20% if RSO's capital contributions aggregate $40.0 million. Pelium Capital was determined not to be a VIE as there was sufficient equity at risk, RSO does not have disproportionate voting rights and Pelium's members have all of the following characteristics (1) the power to direct the activities (2) the obligation to absorb losses and (3) the right to receive residual returns. However, Pelium Capital was consolidated as a result of RSO's majority ownership and the Company's unilateral kick-out rights. The non-controlling interest in this vehicle is owned by Resource America. In February 2015, RSO made an additional capital contribution of $2.5 million. RSO's ownership interest in Pelium decreased 71.8% as of March 31, 2015.
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
The creditors of RSO’s twelve consolidated VIEs have no recourse to the general credit of RSO or the Company. However, RSO in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize future cash flows from the CDO. For the three months ended March 31, 2015 and 2014, RSO has provided financial support of $0 and $539,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does it have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements that obligate RSO to provide financial support to any of its consolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of RSO's consolidated VIEs as of March 31, 2015 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	Moselle	RCM Global, LLC	Total
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$133	$133
Restricted cash (1)	76	4,519	17,227	116	18	250	2,514	—	5	537	—	25,262
Investment securities available-for-sale, pledged as collateral, at fair value	—	2,856	10,891	—	5,777	57,930	—	—	—	—	17,204	94,658
Loans, pledged as collateral	153	(79)	223,524	—	125,373	199,987	204,181	350,362	341,635	—	—	1,445,136
Loans held for sale	—	71,611	2,281	—	—	—	—	—	—	—	—	73,892
Interest receivable	—	433	744	—	2,485	2,081	1,081	1,377	1,285	—	409	9,895
Prepaid assets	—	15	40	—	47	48	43	—	—	—	—	193
Principal paydown receivable	—	—	—	—	—	5,775	20,925	—	—	—	—	26,700
Other assets	—	—	—	—	—	—	—	9	—	—	(751)	(742)
Total assets (2)	$229	$79,355	$254,707	$116	$133,700	$266,071	$228,744	$351,748	$342,925	$537	$16,995	$1,675,127

LIABILITIES
Borrowings	$—	$67,028	$229,644	$—	$52,958	$131,717	$179,547	$231,662	$278,011	$120	$—	$1,170,687
Accrued interest expense	—	45	234	—	42	148	289	195	376	—	—	1,329
Derivatives, at fair value	—	—	—	—	608	6,697	—	—	—	—	—	7,305
Accounts payable and other liabilities	—	33	13	—	4	1	—	—	3	—	2	56
Total liabilities	$—	$67,106	$229,891	$—	$53,612	$138,563	$179,836	$231,857	$278,390	$120	$2	$1,179,377

(1)	Includes $2.8 million available for reinvestment in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(3)	In October 2013, RSO liquidated Apidos CLO VIII and all of the assets were sold. However, RSO still owns its share of beneficial interests that caused it to consolidate it.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of March 31, 2015. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss,” column in the table below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, RSO and LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of the Company, and LEAF Commercial Capital, Inc. ("LEAF"), another subsidiary of the Company, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis assuming conversion, a 26.7% interest in LEAF. At the time of investment, RSO's investment in LEAF was valued at $36.3 million based on a third-party valuation at that time.  During 2013, RSO entered into a third stock purchase agreement with LEAF to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO's fully-diluted interest in LEAF assuming conversion was 28.4% at March 31, 2015. RSO's investment in LEAF was recorded at $39.5 million and $39.4 million as of March 31, 2015 and December 31, 2014, respectively. RSO determined that it is not the primary beneficiary of LEAF because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LEAF actions, including incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
RSO records its investments in RCT I's and RCT II’s common shares as investments in unconsolidated trusts using the cost method and records dividend income when declared by RCT I and RCT II. The trusts each hold subordinated debentures for which RSO is the obligor in the amount of $25.8 million for RCT I and $25.8 million for RCT II. The debentures were funded by the issuance of trust preferred securities of RCT I and RCT II. RSO will continuously reassess whether it should be deemed to be the primary beneficiary of the trusts.
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $9.0 million and $9.4 million at March 31, 2015 and December 31, 2014, respectively. RSO recognized fee income of $965,000 and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, RSO determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and, as a result, all of the assets were sold.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of March 31, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LEAF	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$39,469	$1,548	$—	$41,017	41,017
Intangible assets	—	—	8,990	8,990	8,990
Total assets	39,469	1,548	8,990	50,007

Borrowings	—	51,256	—	51,256	N/A
Total liabilities	—	51,256	—	51,256	N/A
Net asset (liability)	$39,469	$(49,708)	8,990	$(1,249)	N/A
As of March 31, 2015, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Non-cash investing activities include the following:
Conversion of linked transactions assets to CMBS (1)	$48,605	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,423	$25,663
Distributions on preferred stock declared but not paid	$6,116	$2,520
Issuance of restricted stock	$1,163	$640
Conversion of linked transaction liabilities to repurchase agreement borrowings (1)	$33,377	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015, RSO unlinked their previously linked transactions, resulting in non-cash increases in both their CMBS and related purchase borrowings balances.

D.	Investment securities, trading - RSO
The following table summarizes RSO's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands). Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential debt.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2015:
Structured notes	$30,308	$2,063	$(2,601)	$29,770
RMBS	1,896	—	(1,896)	—
Total	$32,204	$2,063	$(4,497)	$29,770

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
RSO sold twelve securities during the three months ended March 31, 2015, for a net realized gain of $432,000. RSO held 45 and 37 investment securities, trading as of March 31, 2015 and December 31, 2014, respectively.

E.	Investment securities available-for-sale - RSO
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2015:
CMBS	$188,052	$6,450	$(734)	$193,768
RMBS	28,964	1,192	—	30,156
ABS	45,889	12,233	(387)	57,735
Corporate bonds	2,417	14	(20)	2,411
Total	$265,322	$19,889	$(1,141)	$284,070

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

(1)	As of March 31, 2015 and December 31, 2014, $162.0 million and $197.8 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table summarizes the estimated maturities of RSO’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of March 31, 2015:
Less than one year	$84,119	(1)	$82,983	4.97%
Greater than one year and less than five years	125,176		113,882	8.34%
Greater than five years and less than ten years	16,808		14,358	10.86%
Greater than ten years	57,967		54,099	6.50%
Total	$284,070		$265,322	7.12%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)	RSO expects that the maturity date of these CMBS will either be extended or the security will be paid in full.

At March 31, 2015, the contractual maturities of the CMBS investment securities available-for-sale range from May 2015 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from May 2015 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of March 31, 2015:
CMBS	$25,380	$(220)	19	$16,396	$(514)	12	$41,776	$(734)	31
ABS	197	(1)	1	1,388	(386)	9	1,585	(387)	10
Corporate Bonds	1,447	(20)	1	—	—	—	1,447	(20)	1
Total temporarily impaired securities	$27,024	$(241)	21	$17,784	$(900)	21	$44,808	$(1,141)	42

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate Bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

During the three months ended March 31, 2015 and 2014, RSO did not recognize other-than-temporary impairment on positions that supported RSO's CMBS investments.
The following table summarizes RSO's sales of investment securities available-for-sale, (in thousands, except number of securities):

	For the Three Months Ended
	Positions Sold	Par Amount Sold	Realized Gain (Loss)
March 31, 2015
ABS	4	$9.411	$2.669

March 31, 2014
CMBS	3	$12,500	$(298)
The amounts above do not include redemptions. During the three months ended March 31, 2015, RSO did not redeem any corporate bond positions. During the three months ended March 31, 2014, RSO had one corporate bond position redeemed with a total par value of $630,000, and recognized a loss of approximately $1,000. In addition, during the three months ended March 31, 2015, RSO redeemed two ABS position with a total par value of $2.5 million, and recognized a gain of $3.6 million. During the three months ended March 31, 2014, RSO had one ABS position redeemed with a total par value of $2.5 million, and recognized a gain of $26,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

F.	Loans - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of March 31, 2015:
Commercial real estate loans:
Whole loans	$1,370,303	$(7,921)	$1,362,382
B notes	16,070	(39)	16,031
Mezzanine loans	67,535	(64)	67,471
Total commercial real estate loans	1,453,908	(8,024)	1,445,884
Bank loans	225,216	(899)	224,317
Middle market loans	295,478	(685)	294,793
Residential mortgage loans, held for investment	2,641	—	2,641
Subtotal loans before allowances	1,977,243	(9,608)	1,967,635
Allowance for loan loss	(7,385)	—	(7,385)
Total loans held for investment, net of allowances	1,969,858	(9,608)	1,960,250
Bank loans held-for-sale	73,892	—	73,892
Residential mortgage loans held-for-sale, at fair value (3)	174,559	(197)	174,362
Total loans held-for-sale	248,451	(197)	248,254
Total loans, net	$2,218,309	$(9,805)	$2,208,504

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans, net of allowances	1,935,793	(9,813)	1,925,980
Bank loans held-for-sale	282	—	282
Residential mortgage loans held-for-sale, at fair value (3)	111,454	—	111,454
Total loans held-for-sale	111,736	—	111,736
Total loans, net	$2,047,529	$(9,813)	$2,037,716

(1)
Amounts include deferred amendment fees of $110,000 and $88,000 and deferred upfront fees of $68,000 and $82,000 being amortized over the life of the bank loans as of March 31, 2015 and December 31, 2014, respectively.  Amounts include loan origination fees of $8.0 million and $7.6 million as of March 31, 2015 and December 31, 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at March 31, 2015 and December 31, 2014, respectively.

(3)
Residential mortgage loans held for sale, at fair value consisted of $58.3 million and $116.1 million of agency-conforming and jumbo mortgage loans, respectively, as of March 31, 2015. Residential mortgage loans held for sale, at fair value consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014. Unamortized discount includes an unrealized mark to market loss of $197,000 as of March 31, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of March 31, 2015:
Whole loans, floating rate (1) (4) (5)	74	$1,362,382	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,031	8.68%	April 2016
Mezzanine loans, floating rate	1	12,659	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,812	0.50% to 18.71%	January 2016 to September 2019
Total (2)	79	$1,445,884

As of December 31, 2014:
Whole loans, floating rate (1) (4) (5)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate (6)	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $96.8 million and $105.1 million in unfunded loan commitments as of March 31, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	The total does not include an allowance for loan loss of $4.0 million and $4.0 million as of March 31, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Floating rate loans include two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0% and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15% as of March 31, 2015 and December 31, 2014, respectively.

(5)	Floating rate whole loans include a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of March 31, 2015 and December 31, 2014.

(6)
Fixed rate mezzanine loans include a mezzanine loan that was modified into two tranches, which both currently pay interest at 0.50%. In addition, the subordinate tranche accrues interest at LIBOR plus 18.50% which is deferred until maturity.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following is a summary of the weighted average maturity of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of March 31, 2015:
B notes	$—	$16,031	$—	$16,031
Mezzanine loans	—	16,739	50,732	67,471
Whole loans	—	27,678	1,334,704	1,362,382
Total (1)	$—	$60,448	$1,385,436	$1,445,884

	2015	2016	2017 and Thereafter	Total
As of December 31, 2014:
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

(1)	Weighted average maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At March 31, 2015, RSO’s bank loan portfolio consisted of $298.2 million (net of allowance of $720,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.50%, and the three month LIBOR plus 8.75% with maturity dates ranging from April 2015 to February 2024.
At December 31, 2014, RSO’s bank loan portfolio consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.75%, and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.
The following is a summary of the weighted average maturity of RSO’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	March 31, 2015	December 31, 2014
Less than one year	$1,625	$7,829
Greater than one year and less than five years	282,658	274,332
Five years or greater	13,926	48,769
	$298,209	$330,930
At March 31, 2015, RSO’s middle market loan portfolio consisted of $292.3 million (net of allowance of $2.5 million) of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 5.50%, and one or three month LIBOR plus 11.75% with maturity dates ranging from December 2016 to November 2022.
At December 31, 2014, RSO’s bank loan portfolio consisted of $250.1 million of floating rate loans, which bore interest ranging between the three month LIBOR plus 5.50%, and the three month LIBOR plus 9.25% with maturity dates ranging from December 2016 and November 2022.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following is a summary of the weighted average maturity of RSO’s middle market loans, at amortized cost (in thousands):

	March 31, 2015	December 31, 2014
Less than one year	$—	$—
Greater than one year and less than five years	158,183	132,353
Five years or greater	136,610	117,760
	$294,793	$250,113

The following is a summary of the allocation of the allowance for loan loss with respect to RSO's loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of March 31, 2015:
B notes	$22	0.30%
Mezzanine loans	98	1.33%
Whole loans	3,923	53.12%
Bank loans	720	9.75%
Middle market loans	2,512	34.01%
Residential mortgage loans	110	1.49%
Total	$7,385

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.47%
Bank loans	570	12.36%
Total	$4,613
Principal paydown receivables represent the portion of RSO loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, RSO has not received and applied such cash to the outstanding loan balance. At March 31, 2015, principal paydown receivables relating to RSO's commercial real estate loan portfolio totaled $26.9 million, the entirety of which RSO received in cash during April 2015.
At March 31, 2015 and December 31, 2014, approximately 26.9% and 27.4%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in California; approximately 6.8% and 7.3%, respectively, in Arizona, and approximately 26.5% and 27.3%, respectively, in Texas. At March 31, 2015 and December 31, 2014, approximately 16.7% and 17.5%, respectively, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of healthcare, education and childcare. At March 31, 2015 and December 31, 2014, approximately 11.5% and 13.1%, respectively, of RSO's middle market loan portfolio was concentrated in the collective industry grouping of hotels, motels, inns, and gaming and 10.3% and 13.7%, respectively, of RSO's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service. During the quarter ended March 31, 2015, approximately 44.0% of RSO's residential mortgage loans were originated in Georgia, 12.0% in Utah, 9.0% in Virginia, 5.0% in Maryland and 5.0% in North Carolina. At December 31, 2014, approximately 56.0% of RSO's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

G.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of March 31, 2015 and December 31, 2014 and equity in net earnings (losses) of unconsolidated subsidiaries for the three months ended March 31, 2015 and 2014 (in thousands):

				Equity in Net Earnings (Losses) of Unconsolidated Subsidiary
		Balance as of	Balance as of	For the three months ended	For the three months ended
	Ownership %	March 31, 2015	December 31, 2014	March 31, 2015	March 31, 2014
Värde Investment Partners, L.P.	7.5%	$654	$654	$—	$(1)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	46	866
Investment in LEAF Preferred Stock	28.4%	39,469	39,416	52	(594)
Investment in CVC Global Credit Opportunities Fund	20.6%	13,817	18,209	608	834
Investment in Life Care Funding (2)	50.2%	—	—	—	(75)
Investment in School Lane House (1)		—	—	—	984
Subtotal		53,940	58,279	706	2,014
Investment in RCT I and II (3)	3%	1,548	1,548	593	589
Investment in Preferred Equity (1)(4)		—	—	—	1,228
Total		$55,488	$59,827	$1,299	$3,831

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investment in Preferred Equity were sold or repaid as of December 31, 2014.

(2)
In January 2013, Long Term Care Conversion ("LTCC") invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. In February 2014, RSO invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership after consolidation.

(3)	For the three months ended March 31, 2015 and 2014, these amounts are recorded in interest expense on RSO's consolidated statements of income.
(4) For the three months ended March 31, 2014, these amounts are recorded in interest income on loans on RSO's consolidated statements of income.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

H.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of March 31, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	—	1,415	2,566	197	(188)	3,990
Loans charged-off	—	(1,265)	(54)	(197)	188	(1,328)
Recoveries	—	—	—	110	—	110
Allowance for losses at March 31, 2015	$4,043	$720	$2,512	$110	$—	$7,385
Ending balance:
Individually evaluated for impairment	$2,202	$86	$2,512	$—	$—	$4,800
Collectively evaluated for impairment	$1,841	$634	$—	$110	$—	$2,585
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$166,180	$215	$294,793	$—	$1,229	$462,417
Collectively evaluated for impairment	$1,279,704	$297,994	$—	$2,641	$—	$1,580,339
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance: (1)
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

(1)	Loan balances as of March 31, 2015 and December 31, 2014 include loans held for sale.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2015:
Bank loans	$200,966	$16,081	$5,257	$1,798	$215	$73,892	$298,209

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of RSO’s bank loans were performing with the exception of one loan with an amortized cost of $215,000 as of March 31, 2015. As of December 31, 2014, all of RSO’s bank loans were performing with the exception of two loans with an amortized cost of $1.4 million, one of which defaulted as of March 31, 2014, and the other of defaulted as of September 30, 2014.
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
Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of March 31, 2015:
Middle market loans	$—	$284,937	$4,900	$—	$4,956	$—	$294,793

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
All of RSO’s middle market loans were performing as of March 31, 2015 and December 31, 2014.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of March 31, 2015:
Whole loans	$1,329,882	$32,500	$—	$—	$—	$1,362,382
B notes	16,031	—	—	—	—	16,031
Mezzanine loans	45,417	22,054	—	—	—	67,471
	$1,391,330	$54,554	$—	$—	$—	$1,445,884

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
All of RSO’s commercial real estate loans were current as of March 31, 2015 and December 31, 2014.
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
During the first quarter of 2015, RSO recorded a recovery of loan losses in the amount of $110,000 related to two loans at par for which it had previously recognized a provision for loan losses.
Loans Receivable - Related Party
RSO did not record an allowance for loan loss or any related party loans during the three months ended March 31, 2015. During the year ended December 31, 2014, RSO recorded a provision for loan losses on one related party loan of $1.3 million before extinguishing the loan and bring direct financing leases in the amount of $2.1 million on RSO's books in lieu of the loan receivable.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost basis (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of March 31, 2015:
Whole loans	$—	$—	$—	$—	$1,362,382	$1,362,382	$—
B notes	—	—	—	—	16,031	16,031	—
Mezzanine loans	—	—	—	—	67,471	67,471	—
Bank loans (1)	—	—	215	215	297,994	298,209	—
Middle market loans	—	—	—	—	294,793	294,793	—
Residential mortgage loans (2)	420	—	88	508	176,692	177,200	—
Loans receivable-related party	—	—	—	—	1,229	1,229	—
Total loans	$420	$—	$303	$723	$2,216,592	$2,217,315	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $73.9 million and $282,000 of bank loans held for sale at March 31, 2015 and December 31, 2014, respectively.

(2)	Contains $174.6 million and $111.5 million of residential mortgage loans held for sale at March 31, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of March 31, 2015:
Loans without a specific valuation allowance:
Whole loans	$128,108	$128,108	$—	$130,445	$13,617
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$—	$38,072	$3,186
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,641	$2,641	$—	$2,641	$21
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$—	$—	$—	$—	$—
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$215	$215	$(86)	$—	$—
Middle market loans	$4,956	$4,956	$(2,512)	$—	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$128,108	$128,108	$—	$130,445	$13,617
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	—	38,072	3,186
Bank loans	215	215	(86)	—	—
Middle market loans	4,956	4,956	(2,512)	—	—
Residential mortgage loans	2,641	2,641	—	2,641	21
Loans receivable - related party	—	—	—	—	—
	$173,992	$173,992	$(2,598)	$171,158	$16,824

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Three Months Ended March 31, 2015:
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	—	—	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	2	$67,459	$67,459
RSO had no troubled-debt restructurings during the three months ended March 31, 2014. As of March 31, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.

I.	Business Combinations - RSO
On February 27, 2014, RSO made an additional capital contribution to LCF which gave RSO majority ownership of 50.2%. As a result, RSO began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility.
As of March 31, 2015, RSO engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with FASB ASC Topic 805, RSO confirmed that no further adjustments are necessary

J.	Intangible assets - RSO
For the three months ended March 31, 2015, RSO recorded amortization expense of $507,000. RSO expects to record amortization expense of on intangible assets of approximately, $2.0 million for the year ended December 31, 2015, $1.8 million for the years ended December 31, 2016, $1.8 million for the year ended 2017, $1.6 million December 31, 2018, and $1.0 million for the year ended December 31, 2019.  The weighted average amortization period was 6.4 years and 6.6 years at March 31, 2015 and December 31, 2014, respectively.
The following table summarizes intangible assets (in thousands).

	Asset Balance	Accumulated Amortization	Net Asset
As of March 31, 2015:
Investment in RCAM	$21,213	$(12,223)	$8,990
Investments in PCM:
Wholesale or correspondent relationships	600	(361)	239
Total intangible assets	$21,813	$(12,584)	$9,229

As of December 31, 2014:
Investment in RCAM	$21,213	$(11,779)	$9,434
Investments in PCM:
Wholesale or correspondent relationships	600	(298)	302
Total intangible assets	$21,813	$(12,077)	$9,736

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

For the three months ended March 31, 2015 and 2014, RSO recognized $965,000 and $1.7 million, respectively, of fee income related to the investment in RCAM.
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
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  The total servicing portfolio was $1.2 billion and $894.8 million as of March 31, 2015 and December 31, 2014, respectively.  MSRs recorded in RSO's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	212,390	519,915
Payoffs, sales and curtailments	53,151	(58,301)
Balance, end of period	$1,160,308	$894,767
The activity in capitalized MSRs is recorded in other assets and consists of the followings (in thousands):

	March 31, 2015	December 31, 2014
Balance, beginning of period	$9,374	$4,885
Amortization	(825)	(1,957)
Additions	2,936	6,446
Sales	—	—
Balance, end of period	11,485	9,374
Temporary fair value adjustment	(1,050)	—
Balance, end of period	$10,435	$9,374

RSO expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $2.0 million for the year ended December 31, 2015, $2.0 million for the years ended December 31, 2016, $1.8 million for the year ended December 31, 2017, $1.7 million December 31, 2018, and $1.1 million for the year ended December 31, 2019.  The weighted average amortization period was 1.3 years and 1.4 years at March 31, 2015 and December 31, 2014, respectively.

The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Servicing fees from capitalized portfolio	$551	$308
Late fees	$23	$22
Other ancillary servicing revenue	$3	$4

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

K.    Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of CDOs, CLOs securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes, senior secured revolving credit agreements and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of March 31, 2015:
RREF CDO 2006-1 Senior Notes	$52,957	$—	$52,957	2.31%	31.4 years	$130,727
RREF CDO 2007-1 Senior Notes	131,780	63	131,717	1.14%	31.5 years	258,175
RCC CRE Notes 2013 Senior Notes	182,040	2,493	179,547	2.28%	13.7 years	205,386
RCC 2014-CRE2 Senior Notes	235,344	3,682	231,662	1.47%	17.1 years	349,063
RCC 2015-CRE3 Senior Notes	282,127	4,116	278,011	2.07%	17.0 years	339,654
Apidos CDO III Senior Notes	67,028	—	67,028	1.28%	5.5 years	78,957
Apidos Cinco CDO Senior Notes	229,716	72	229,644	0.87%	5.1 years	252,826
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	120	—	120	N/A	N/A	537
Unsecured Junior Subordinated Debentures (2)	51,548	292	51,256	4.21%	21.6 years	—
6.0% Convertible Senior Notes	115,000	6,182	108,818	6.00%	3.7 years	—
8% Convertible Senior Notes	100,000	7,052	92,948	8.00%	4.8 years	—
CRE - Term Repurchase Facilities (3)	93,734	1,583	92,151	2.21%	18 days	135,951
CMBS - Term Repurchase Facility (4)	29,391	—	29,391	1.37%	18 days	35,977
Residential Investments - Term Repurchase Facility	104,547	125	104,422	2.43%	25 days	121,472
Residential Mortgage Financing Agreements	74,648	—	74,648	2.78%	130 days	95,479
CMBS - Short Term Repurchase Agreements (5)	67,785	—	67,785	1.63%	18 days	94,857
Senior Secured Revolving Credit Agreement	135,000	2,507	132,493	2.68%	2.5 years	292,453
Total	$1,952,765	$28,167	$1,924,598	2.46%	10.8 years	$2,391,514

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (6)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (6)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements (7)	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (5)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	2.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest expense of $75,000 and $198,000 related to CRE repurchase facilities as of March 31, 2015 and December 31, 2014, respectively.

(4)
Amounts also include accrued interest expense of $13,000 and $12,000 related to CMBS repurchase facilities as of March 31, 2015 and December 31, 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(5)	Amounts also includes accrued interest expense of $39,000 and $31,000 related to CMBS short term repurchase facilities as of March 31, 2015 and December 31, 2014.

(6)
The fair value option was elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014

(7)	Amounts also includes interest expense of $20,000 related to residential investment repurchase facilities as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Securitizations
The following table sets forth certain information with respect to RSO's securitizations:

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of March 31, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$194.2
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$209.2
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$78.8
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$—
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$195.5
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$92.3
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$5.0
In November 2014, RSO called Moselle CLO S.A. substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down $167.2 million of Senior Notes in full, and $5.0 million of the Securitized Borrowings as of March 31, 2015.
The investments held by RSO's securitizations collateralized the securitization's borrowings and, as a results, are not available to RSO, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by RSO as of March 31, 2015, eliminate in RSO consolidation.
RCC 2015-CRE3
In February 2015, RSO closed RCC 2015-CRE3, a $346.2 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE3 issued a total of $282.1 million of senior notes at par to unrelated investors.  RCC Real Estate purchased 100% of the Class E and Class F senior notes for $20.8 million and $15.6 million, respectively.  In addition, Resource Real Estate Funding 2015-CRE3 Investor, LLC, a subsidiary of RCC Real Estate, purchased a $27.7 million equity interest representing 100% of the outstanding preference shares.  The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2015-CRE3, but are senior in right of payment to the preference shares.  The equity interest is subordinated in right of payment to all other securities issued by RCC 2015-CRE3.
At closing, the senior notes issued to investors by RCC 2015-CRE3 consisted of the following classes: (i) $193.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $17.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.65%; (iii) $19.5 million of Class B notes bearing interest at one-month LIBOR plus 2.40%; (iv) $20.8 million of Class C notes bearing interest at one-month LIBOR plus 3.15%; (v) $30.7 million of Class D notes bearing interest at one-month LIBOR plus 4.00%; (vi) $20.8 million of Class E notes bearing interest at one-month LIBOR plus 4.75%; (vii) and $15.6 million of Class F notes bearing interest at one-month LIBOR plus 5.50%.  All of the notes issued mature in March 2032, although RSO has the right to call the notes anytime after March 2017 until maturity. There is no reinvestment period in RCC 2015-CRE3, although the indenture does not allow for principal repayments within a permitted funded companion participation acquisition period, ending in February 2017, to be designated as cash to purchase future funding participations of existing collateral held outside the securitization.
Moselle CLO S.A.
           RSO exercised its right in to call the notes of Moselle CLO S.A. in November 2014, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO, were used to pay down the Senior Notes in full, and $5.0 million of the Securitized Borrowings as of March 31, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

8% Convertible Senior Notes
In January 2015, RSO issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). After deducting a $1.0 million underwriting discount and deferred issuance costs totaling $2.1 million, RSO received approximately $97.0 million of net proceeds. The discount and deferred issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.
The 8.0% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at RSO's election.
Repurchase and Credit Facilities
Borrowings under the repurchase agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings (dollars in thousands):

	March 31, 2015				December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank	$29,391	$35,977	34	1.37%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (1)	92,296	135,951	5	2.21%	179,762	258,223	15	2.38%
Deutsche Bank AG (2)	(145)	—	—	—%	25,920	39,348	2	2.78%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	53,249	70,928	8	1.62%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	14,536	23,929	1	1.59%	10,442	17,695	1	1.66%

Residential Investment Term Repurchase Facility
Wells Fargo Bank (3)	104,422	121,472	146	2.43%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	46,419	53,689	231	2.80%	41,387	51,961	158	2.82%
Wells Fargo Bank	28,229	41,790	78	2.75%	61,189	95,511	104	2.75%
Totals	$368,397	$483,736			$399,662	$565,554

(1)	The Wells Fargo CRE term repurchase facility borrowing includes $1.4 million and $1.7 million of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

(2)	The Deutsche Bank term repurchase facility includes $145,000 and $268,000 of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

(3)	The Wells Fargo resident investments term repurchase facility includes $125,000 and $36,000 of deferred debt issuance costs as of March 31, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

As the result of an accounting standards update adopted on January 1, 2015, RSO unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, RSO had no repurchase agreements being accounted for as linked transactions as of March 31, 2015.
The assets in the following table were accounted for as linked transactions as of December 31, 2014 (in thousands). These linked repurchase agreements are not included in borrowings on RSO consolidated balance sheets.

	As of December 31, 2014
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%

Totals	$33,397	$48,605

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of March 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,176	18	1.37%

RMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$16,804	25	2.43%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$42,763	18	2.21%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$8,964	6	1.59%
Deutsche Bank Securities, LLC	$17,452	21	1.62%

Residential Mortgage Financing Agreements
Wells Fargo Bank	$13,561	93	2.75%
New Century Bank	$7,270	152	2.80%

As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20	1.35%

Residential Investment Term Repurchase Facility
Wells Fargo Bank, National Association	$5,017	1	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20	2.38%
Deutsche Bank Securities, LLC	$13,017	19	2.78%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$2,127	9	1.66%
Deutsche Bank Securities, LLC	$11,810	20	1.62%

Residential Mortgage Financing Agreements
New Century Bank	$853	242	2.82%
Wells Fargo Bank	$6,902	183	2.75%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

RSO is in compliance with all financial covenants as defined in the respective agreements as of March 31, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Residential Investments - Term Repurchase Facility
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
In January 2015, the Sellers amended the agreement with Wells Fargo to classify trust certificates as assets eligible for sale and repurchase under the Facility. The maximum borrowing amounts of the 2014 Facility under the amended agreement are $110.0 million with respect to purchased residential mortgage backed securities, and $165.0 million with respect to trust certificates collateralized by jumbo mortgage loans. The 2014 Facility's maximum pricing margins are 1.45% plus 3.00% on residential mortgage backed securities and jumbo mortgage loans, respectively. The 2014 Facility has a current scheduled termination date of June 22, 2015, and RSO has a one year option to extend at its discretion.
Residential Mortgage Financing Agreements
PCM has a master repurchase agreement with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. At March 31, 2015, PCM received waivers from both New Century and Wells Fargo on a covenant that requires PCM to maintain a minimum liquidity of $7.5 million. The waivers removed the minimum liquidity requirement and all existing defaults for the period March 1, 2015 through April 30, 2015. PCM was in compliance with all other financial covenant requirements under the agreement as of March 31, 2015.
Senior Secured Revolving Credit Facility
Effective September 18, 2014, RSO, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility with JP Morgan as the agent bank. The accordion feature of the facility was exercised in September 2014 to bring the facility capacity to $225.0 million and $15.0 million was secured through the addition of Customer's Bank to the syndicate, bringing the effective commitment to $125.0 million. In March 2015, ING Capital LLC agreed to a commitment increase of $15.0 million, bringing the effective commitment to $140.0 million as of March 31, 2015.
L. Related party transactions - RSO
On November 7, 2013, RSO, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of RSO for $830,000, paid in the form of 136,659 shares of restricted RSO common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights.
Relationship with LEAF Commercial Capital. LEAF originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, RSO entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into a further amendment to extend the maturity to February 15, 2015. At the end of 2014, RSO recorded a provision for loan loss on the $1.3 million before extinguishing the loan and bring direct financing leases in the amount of $2.1 million on RSO's books in lieu of the loan receivable. During the three months ended March 31, 2015, RSO recorded a partial recovery of $188,000. As of March 31, 2015, RSO held $2.0 million of direct financing leases.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

On November 16, 2011, RSO, together with LEAF Financial and LEAF, entered into the SPA with Eos. RSO’s resulting interest is accounted for under the equity method.  For the three months ended March 31, 2015 and 2014, RSO recorded a gain of $52,000 and loss of $594,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statement of income.  RSO’s investment in LEAF was $39.5 million and $39.5 million as of March 31, 2015 and December 31, 2014, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, LLC ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three months ended March 31, 2015 and 2014, CVC Credit Partners earned subordinated fees of $237,000 and $370,000, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement given that RSO is a related party of CVC Credit Partners. For the three months ended March 31, 2015 and 2014, RSO recorded earnings of $608,000 and $834,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on RSO's consolidated statements of income. In March 2015, RSO elected to withdraw $5.0 million from the fund bringing RSO's investment balance to $13.8 million as of March 31, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three months ended March 31, 2015 and 2014, RSO paid Ledgewood $274,000 and $38,000, respectively, in connection with legal services rendered to RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

M. Fair value of financial instruments
The following table presents information about RSO’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2015
Assets:
Investment securities, trading	$—	$—	$29,770	$29,770
Investment securities available-for-sale	—	32,567	251,503	284,070
Derivatives (net)	7,015	384	6,636	14,035
Total assets at fair value	$7,015	$32,951	$287,909	$327,875

Liabilities:
Derivatives (net)	$—	$1,319	$7,541	$8,860
Total liabilities at fair value	$—	$1,319	$7,541	$8,860

As of December 31, 2014
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives (net)	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives (net)	$—	$—	$8,476	$8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416
Additionally, as of March 31, 2015, RSO had $174.4 million in residential mortgage loans, held for sale for which it has elected the fair value option. RSO's residential mortgage loan portfolio was comprised of both agency loans and non-agency jumbo loans. The fair values of RSO's agency loan portfolio is generally classified as Level 2 in the fair value hierarchy as those values are determined based on quoted market prices or upon other observable inputs. The fair values of RSO's jumbo loan portfolio is generally classified as Level 3 in the fair value hierarchy as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets. As of March 31, 2015, $61.4 million of residential mortgage loans, held for sale was classified as Level 2 and $113.0 million was classified as Level 3 in the fair value hierarchy.
As of March 31, 2015, except for a note balance of $120,000, Moselle CLO paid off all of RSO's outstanding CLO notes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS Including Linked Transactions	ABS	Structured Finance Securities	Warrant	Interest Rate Lock Commitments	Total
Beginning balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$280,583
Included in earnings	—	1,255	1,331	(39)	11,823	14,370
Unlined transactions	33,239	—	—	—	—	33,239
Purchases	4,000	—	13,337	—	—	17,337
Sales	—	—	(5,230)	—	—	(5,230)
Paydowns	(30,983)	(720)	(454)	—	—	(32,157)
Issuances	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(10,032)	(21,248)
Included in OCI	1,740	(4,597)	—	—	—	(2,857)
Transfers into Level 3	—	856	—	—	—	856
Ending balance, March 31, 2015	$193,768	$57,735	$29,770	$859	$2,761	$284,893
The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Interest rate swaps
Beginning balance, January 1, 2015	$8,680
Unrealized gains - included in accumulated other comprehensive income	(1,142)
Included in earnings	—
Ending balance, March 31, 2015	$7,538
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of March 31, 2015:
Assets:
Loans held for sale	$—	$73,892	$—	$73,892
Impaired loans	—	2,445	—	2,445
Total assets at fair value	$—	$76,337	$—	$76,337

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amounts of nonrecurring fair value losses for specifically impaired loans for the three months ended March 31, 2015 and 2014 were $2.5 million and $440,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three months ended March 31, 2015 and 2014 was $721,000 and $0, respectively.
In accordance with FASB ASC Topic 820-10-50-2-bbb, RSO is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by RSO. As such, RSO has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$7,538	Discounted cash flow	Weighted average credit spreads	4.78%
Additionally, as of March 31, 2015, RSO also classified the valuation of its warrant derivative in Level 3 of the fair value hierarchy. The value of the warrant was determined using a Black-Scholes model using the following significant unobservable inputs: market capitalization of $112.5 million and volatility of 50.0%.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

The fair values of RSO’s remaining financial instruments that are not reported at fair value on their consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015:
Loans held-for-investment	$1,960,250	$1,951,974	$—	$515,227	$1,436,747
Loans receivable-related party	$1,229	$1,229	$—	$—	$1,229
CDO notes	$1,770,686	$1,098,171	$—	$—	$1,098,171
Junior subordinated notes	$51,256	$17,750	$—	$—	$17,750
Repurchase agreements	$368,397	$368,397	$—	$—	$368,397
Senior secured revolving credit agreement	$132,493	$132,493	$—	$—	$132,493

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$1,277	$1,277	$—	$—	$1,277
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137

RAI - Other VIEs
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in trust preferred assets (the “Trapeza entities”) and asset-backed securities (the "Ischus entities”), and RREGPS were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2015.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at March 31, 2015 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$158	$—	$158
Trapeza entities	—	714	714
RREGPS	—	716	716
	$158	$1,430	$1,588

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2015
(unaudited)

NOTE 20 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On April 1, 2015, Northport TRS LLC entered into an amendment to its Senior Secured Revolving Credit Agreement with JP Morgan Chase Bank. Under the amendment the maximum amount of the commitments outstanding has increased from $225.0 million to $300.0 million. The commitment termination date and maturity date have been extended from September 18, 2017 to March 31, 2018 and September 18, 2018 to March 31, 2019 respectively. In addition, the applicable margin has increased for both LIBOR and Alternate Base Rate ("ABR") borrowings. The LIBOR margin has increase from 2.50% to 2.75% and the ABR margin has increased from 1.50% to 1.75%.
On April 10, 2015, RSO entered into two first mortgage bridge loans in the amount of $2.5 million and $3.3 million with two of the Company's real estate investment partnerships. Each loan carries a rate of LIBOR plus 5.75% with a LIBOR floor of 0.25%. The loans mature on May 5, 2016, with two consecutive one-year options to extend upon the first maturity date. One of the loans in the amount of $2.5 million was repaid on April 29, 2015.

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The financial information presented reflects the operations and assets of Resource Capital Corp (NYSE: RSO), or RSO, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage, on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze the Resource America operations by its three business segments: Real Estate, Financial Fund Management, and Commercial Finance together with one other segment, RSO, as a consolidated variable interest entity, or VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes.
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of March 31, 2015, we managed $20.6 billion of assets.
We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise. We believe this strategy enhances the return on investment we can achieve for our funds. In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, investments in real estate loans and investments in “value-added” properties (properties which require substantial improvements to reach their full investment potential). In our financial fund management operations, we concentrate on bank loans, trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, and asset backed securities, or ABS.
In our real estate segment, we have focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, Inc., which we refer to as Opportunity REIT I, having raised total equity of $635 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. As of March 31, 2015, Opportunity REIT II has raised $138.2 million; through May 1, 2015, total funds raised increased to $174.7 million. We will continue to raise funds for Opportunity REIT II and anticipate fundraising for our newest fund, Resource Real Estate Innovation Office REIT, Inc., or Innovation Office REIT, commencing in the second half of 2015.
    During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that will invest across global securities, credit and unlisted real estate funds. As of March 31, 2015, DIF has raised $39.1 million; through May 1, 2015, total funds raised increased to $44.3 million.
In December 2014, we entered into a joint venture with the principals of Pearlmark Real Estate Partners, L.L.C. to sponsor and manage private institutional real estate funds.
    In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 13 CLOs with a total par value of approximately $6.8 billion since the formation of the joint venture in 2012. We expect to continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.

In 2013, we formed Northport Capital, LLC, or Northport, to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of RSO. At March 31, 2015, Northport held a total of $295.1 million of middle market loans at fair value.

In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.2% interest. As of March 31, 2015, LEAF managed $674.0 million of commercial leases and notes and LEAF Financial Corporation, our wholly-owned subsidiary, manages two commercial lease investment partnerships. During 2014, we liquidated two other commercial lease investment partnerships.
Our consolidated net income attributable to common shareholders was $337,000 for the three months ended March 31,

Back to Index

Back to Index

2015.

Back to Index

Back to Index

Presentation of Managements’ Discussion and Analysis of Financial Condition and Results of Operations.
Our financial statements have been prepared to consolidate the financial statements of RSO. Our operating segments manage assets on behalf of RSO and the compensation we earn under the terms of our management agreement with RSO is allocated across our operating segments in proportion to the management services each segment provides to RSO. The assets of RSO are held solely to satisfy RSO’s obligations and the creditors of RSO have no recourse to us. Our rights to the benefits of RSO are limited to the management compensation, expense reimbursements and dividends we receive. Our risks associated with RSO are limited to our ownership of 2.2% of RSO's common stock.
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

Back to Index

Back to Index

Assets Under Management
We increased our assets under management by $2.8 billion to $20.6 billion at March 31, 2015 from $17.8 billion at March 31, 2014. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	March 31,		Increase
	2015	2014	Amount	Percentage
Financial fund management (2)	$16,323	$14,558	$1,765	12%
Real estate (3)	3,567	2,618	949	36%
Commercial finance	692	617	75	12%
	$20,582	$17,793	$2,789	16%

Net assets under management (4)	$9,963	$8,286	$1,677	20%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase primarily reflects a $1.8 billion increase in assets managed by CVC Credit Partners and a $324.0 million increase in private equity and other assets offset, in part, by reductions in the eligible collateral bases of our ABS and trust preferred securities portfolios by $106.4 million and $117.1 million, respectively, resulting from defaults, paydowns, sales and calls.

(3)
The increase is primarily due to an increase in real estate assets managed as follows: a $634.0 million increase in commercial real estate assets managed for RSO, and increases of $255.0 million and $131.0 million in real estate assets managed for RRE Opportunity REIT I (offering closed in December 2013) and RRE Opportunity REIT II (in the offering stage), respectively.

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
Our assets under management are primarily managed through various investment entities including CDOs and CLOs; public and private limited partnerships; tenant-in-common, or TIC property interest programs; two REITs; and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of March 31, 2015 (1)
Financial fund management	47	12	—	11
Real estate	5	8	6	5
Commercial finance	—	2	—	2
	52	22	6	18
As of March 31, 2014 (1)
Financial fund management	45	8	—	8
Real estate	2	8	6	6
Commercial finance	—	4	—	2
	47	20	6	16

(1)	All of our operating segments manage assets on behalf of RSO.

Back to Index

Back to Index

As of March 31, 2015 and 2014, we managed assets in the following classes for the accounts of institutional and individual investors, RSO and for our own account (in millions):

	March 31, 2015				March 31, 2014
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$10,787	$1,083	$—	$11,870	$10,029
Trust preferred securities (1)	3,173	—	—	3,173	3,269
Asset-backed securities (1)	847	—	—	847	954
Mortgage and other real estate-related loans (2)	8	1,886	—	1,894	1,289
Real properties (2)	1,613	—	16	1,629	1,320
Commercial finance assets (3)	692	—	—	692	617
Private equity and other assets (1)	102	375	—	477	315
	$17,222	$3,344	$16	$20,582	$17,793

Net assets under management (4)	$7,560	$2,387	$16	$9,963	$8,286

(1)	We value these assets at their amortized cost.

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
Employees
As of March 31, 2015, we had 705 full-time employees, an increase of 72 (11%) from March 31, 2014. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
March 31, 2015
Investment professionals	89	72	14	3
Other	101	39	13	49
	190	111	27	52
Property management	515	515	—	—
Total	705	626	27	52

March 31, 2014
Investment professionals	66	50	13	3
Other	85	29	11	45
	151	79	24	48
Property management	482	482	—	—
Total	633	561	24	48
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

Back to Index

Back to Index

	Three Months Ended March 31,
	2015	2014
Fund management revenues (1)	$16,362	$15,269
Finance and rental revenues (2)	2,350	1,988
RSO management fees (3)	3,368	2,782
Other revenues	21	212
Subtotal - Resource America revenues before consolidating with RSO	22,101	20,251
Consolidated VIE-RSO revenues	24,361	31,931
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(4,273)	(2,880)
	$42,189	$49,302

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

We provide a more detailed discussion of the revenues generated by each of our business segments under “Results of Operations:  Real Estate”, “Financial Fund Management” and “Commercial Finance.”
Results of Operations:  Real Estate
During 2015, our primary focus will be our continued fundraising efforts for Opportunity REIT II and the commencement of capital raising for our newest fund, Innovation Office REIT, the registration statement for which is not yet effective.
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

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility, and because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF and Resource Real Estate Global Property Securities, or RREGPS, an Australian investment fund.  In the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF as well as the expansion of this platform through the creation of additional liquid alternative funds; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

Back to Index

Back to Index

The following table sets forth information related to real estate assets managed (1) (in millions):

	March 31,
	2015	2014
Assets under management (1):
Commercial real estate debt for RSO	$1,682	$1,235
Real estate investment funds and programs	517	569
RRE Opportunity REIT I	958	703
RRE Opportunity REIT II	131	—
Distressed portfolios	—	19
Properties managed for RSO	—	35
Institutional portfolios	15	15
Residential mortgages for RSO	205	18
Legacy portfolio	16	16
Others	5	—
DIF	38	8
	$3,567	$2,618

Net assets under management	$3,564	$2,618

(1)	For information on how we calculate assets under management, see "Assets under Management” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2015, our fee income will depend upon the success of RRE Opportunity REIT I and RRE Opportunity REIT II and the timing of their respective acquisitions, refinancings, and dispositions.

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Management fees:
REIT management fees from RSO	$2,752	$2,646
Property management fees	2,932	2,403
Asset management fees	3,352	1,942
Broker-dealer fees	1,692	—
	10,728	6,991
Other:
Rental property income	1,193	939
Master lease revenues	1,145	1,049
Fee income from sponsorship of investment entities	3,228	4,651
Equity in gains (losses) of unconsolidated entities	672	(355)
	$16,966	$13,275
Costs and expenses:
General and administrative expenses	$4,964	$4,080
Property management expenses	2,409	2,220
Broker-dealer expenses	2,278	578
Master lease expenses	968	1,197
Rental property expenses	880	800
	$11,499	$8,875
Revenues − Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014
Revenues from our real estate operations increased $3.7 million (28%) to $17.0 million for the three months ended March 31, 2015 from $13.3 million for the three months ended March 31, 2014.  We attribute these changes primarily to the following:
Management fees

•
a $529,000 increase in property management fees, due principally to an increase of $339,000 in fees earned from Opportunity REIT I in conjunction with the increase in its assets as well as a $178,000 increase in construction management fees earned from improvement projects for some of its properties;

•	a $106,000 increase in management fees from RSO, reflecting a greater allocation of RSO fee to our real estate segment;

•
a $1.4 million increase in asset management fees. The fees earned from Opportunity REIT I, which are based on the higher of the cost or the independently appraised value of each investment, increased by $997,000 as a result of the increase in values of the underlying investments by $316.0 million to $930.6 million at March 31, 2015 from $614.6 million at March 31, 2014; and

•
a $1.7 million in dealer-manager fees. During the quarter ended March 31, 2015, we raised $91.0 million for Opportunity REIT II, which began fundraising in April 2014. Our broker-dealer subsidiary, Resource Securities, Inc., is the dealer-manager for the offering.

Other revenues

•	a $1.4 million decrease in fee income from sponsored investment entities in connection with the purchase and third-party financing of properties by those entities, as follows:

•	during 2015, we earned $3.2 million in fees primarily from the following activities:

Back to Index

Back to Index

•	the acquisition of three properties (valued at $109.8 million);

•	the sale of three properties (valued at $68.5 million); and

•	the financing of two properties.

•	in comparison, during 2014, we earned $4.7 million in fees primarily from the following activities:

•	the acquisition of two properties (valued at $114.3 million);

•	the acquisition of joint venture interests in 10 multifamily communities (valued at $51.2 million);

•	the sale of two properties (valued at $82.9 million); and

•	the financing of one property.

•
a $1.0 million increase in equity in earnings of unconsolidated entities. During the quarter ended March 31, 2015 we recorded income relating to a gain on the sale of a property in one of our real estate investment funds; there were no property sales during the prior year period.

Costs and Expenses - Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014
Costs and expenses of our real estate operations increased $2.6 million (30%) to $11.5 million for three month ended March 31, 2015 from $8.9 million for the three months ended March 31, 2014. We attribute this increase in costs and expenses primarily to the following:

•
an $884,000 increase in general and administrative expenses, primarily reflecting the $687,000 increase in compensation expense in conjunction with the increase in the number of employees and increased wages to handle the increase in assets under management, as well as a $101,000 increase in professional fees;

•
a $189,000 increase in property management expenses, due primarily to an increase in wages and benefits associated with increased staffing levels required to manage the increase in properties under management;

•
a $1.7 million increase in broker-dealer expenses, primarily the $802,000 increase in commissions associated with the substantial fundraising efforts on behalf of Opportunity REIT II during the three months ended March 31, 2015.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers and managed accounts, and a credit opportunities fund;

•
Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between us, RCM and RSO, which we refer to as the RCM Agreement);

•
Resource Capital Markets, Inc., or Resource Capital Markets, through our registered broker-dealer subsidiary, Resource Securities, acts as an agent in the primary and secondary markets for structured finance securities and transactions;

•	Northport Capital, LLC, or Northport, provides middle market loan management and monitoring services to RSO under the RCM agreement;

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
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

Back to Index

Back to Index

Assets under management (1):	Institutional and Individual Investors	RSO	Total by Type
March 31, 2015
CVC Credit Partners	$10,787	$1,083	$11,870
Trapeza	3,173	—	3,173
Ischus	847	—	847
Other	58	375	433
	$14,865	$1,458	$16,323

Net assets under management	$5,898	$501	$6,399

March 31, 2014
CVC Credit Partners	$8,363	$1,666	$10,029
Trapeza	3,269	—	3,269
Ischus	954	—	954
Other company-sponsored partnerships	62	244	306
	$12,648	$1,910	$14,558

Net assets under management	$5,195	$473	$5,668

(1)	For information on how we calculate assets under management and net assets under management, see "Assets Under Management" above.
CVC Credit Partners
As of March 31, 2015, CVC Credit Partners has sponsored, structured and/or currently manages $11.9 billion in assets across 25 CLO issuers and 11 separately managed accounts for institutional and individual investors, including $1.1 billion in assets managed on behalf of RSO, consisting principally of U.S. and European bank loans and corporate bonds.
For the CLOs it manages, CVC Credit Partners earns average fees of 0.14% (senior) and 0.29% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.79% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During the three months ended March 31, 2015, we received 75% of the incentive management fees generated by six legacy Apidos CLOs, two of which were liquidated during the year.
Resource Capital Markets
Our Resource Capital Markets group primarily generates fees from the following activities:

•	Introductory agent - connecting buyers and sellers in structured security transactions for which fees vary on a deal-by-deal basis.

•	Auction agent - assisting with the auction process of securities for third-party CDO and CLO managers.

•	Structuring and placement - assisting with the structuring of assets and placement of debt and equity securities in CLO transactions managed by third-party managers.

•
Trading portfolio - our Board approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. At March 31, 2015, we had an investment of $266,000 in a proprietary trading portfolio and an investment of $2.6 million in RCM Global, LLC, or RCM Global, a newly-formed venture between us, RSO and certain related parties that holds a portfolio of available-for-sale securities.  We expect to monetize the RCM Global portfolio during 2015 and plan to invest a portion of the proceeds into Pelium Capital Partners, L.P., or Pelium Capital, a newly-formed hedge fund.

•	Pelium Capital - managing a $25.9 million portfolio, principally consisting of credit-related instruments and securities for our own account, RSO and certain related parties.
We manage RCM Global and Pelium Capital on behalf of RSO. These entities are consolidated by RSO and, accordingly, our investments in them are eliminated in our consolidated financial statements with RSO.

Back to Index

Back to Index

Northport Capital
Our Northport Capital group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. Northport continues to assist RSO in growing its middle market loan portfolio, which totaled $295.1 million across 29 loans, at March 31, 2015. As a result, a portion of the RSO management fees have been allocated to the Northport group.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manages 13 CDO issuers holding approximately $3.2 billion in trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at March 31, 2015.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. On average, we earn 0.13% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored, structured and/or currently manages eight CDO issuers for institutional and individual investors, which hold approximately $847.2 million in real estate ABS, including RMBS, CMBS and credit default swaps at March 31, 2015.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.
RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined net asset value of $70.4 million ($58.4 million cost basis) of investments in financial institutions at March 31, 2015. We derive revenues from these operations through annual management fees, based on an average of 1.88% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Fund management fees	$742	$815
Fund management fees - incentive	781	1,059
RSO management fees	616	136
Structuring and placement fees	140	3,327
Loan origination fees	884	213
Introductory agent fees	118	548
Equity in earnings of unconsolidated CDO issuers	288	243
Equity in earnings of CVC Credit Partners	637	361
Gains, net, on trading securities	5	183
Other revenues	14	29
	4,225	6,914
Limited and general partners interests:
Fair value adjustment	334	163
Operations	73	(2)
LLC Member interests	505	—
Total limited and general partners and members interests	912	161
	$5,137	$7,075
Costs and expenses:
General and administrative expenses	$2,990	$4,389

Back to Index

Back to Index

Revenues − Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014
Revenues decreased $1.9 million (27%) to $5.1 million for the three months ended March 31, 2015 from $7.1 million for three months ended March 31, 2014. We attribute the decrease to the following:

•
a $278,000 decrease in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs. These fees are dependent on CLO performance;

•
a $3.2 million decrease in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting a European CLO in March 2014 for an unrelated third-party collateral manager. No such fees were earned in the three months ended March 31, 2015;

•
a $430,000 decrease in introductory agent fees as a result of fees earned in connection with seven structured security transactions with an average fee of $17,000 as compared to eight structured security transactions with an average fee of $68,500 for the prior year period; and

•
a $178,000 decrease in realized and unrealized gains and interest recorded on our trading securities portfolio, which was primarily liquidated during the third quarter of 2014 and the proceeds of which were invested in Pelium Capital.

These decreases were partially offset by the following increases:

•	a $480,000 increase in in RSO management fees, due to the increased middle market assets managed by Northport on behalf of RSO;

•
a $671,000 increase in loan origination fees earned by Northport in connection with the closing of $46.9 million in middle market loans issued by RSO during the three months ended March 31, 2015 as compared to $15.0 million of loans closed during the prior year period;

•	a $276,000 increase in earnings generated by CVC Credit Partners in conjunction with the increase in the assets under management; and

•
a $751,000 increase in earnings from our limited and general partners interests and LLC Member interests, which includes a $580,000 increase in equity in earnings and a $171,000 increase due to realized mark to market adjustments).

Costs and Expenses − Three Months Ended March 31, 2015 as Compared to Three Months Ended March 31, 2014
    Costs and expenses of our financial fund management operations decreased $1.4 million (32%) to $3.0 million for the three months ended March 31, 2015 from $4.4 million for the three months ended March 31, 2014, primarily as a result of a decrease in incentive compensation in connection with the March 2014 structuring and placement fees earned and the commissions paid in connection with fees earned on our trading activities in the prior year period.
Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF increased by $75.0 million to $692 million as compared to $617 million at March 31, 2014. This increase reflects a $21.0 million increase in the LEAF portfolio, offset in part by a $29.0 million decrease in the assets managed by our investment partnerships, reflecting liquidation of two of the four funds during 2014 as well as the natural runoff of the portfolios. As of March 31, 2015 and 2014, LEAF managed 61,000 and 58,000 leases and loans for itself and our investment entities, with an average original finance value of $18,000 and $23,000, and an average term of 53 and 56 months, respectively.
The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	March 31,
Assets under management (1):	2015	2014
LEAF	$602	$581
Managed for others	83	—
Commercial finance investment partnerships	7	36
	$692	$617

(1)	For information on how we calculate assets under management, see “Assets Under Management” above.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

Back to Index

Back to Index

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Equity in losses of unconsolidated investment entities	$(15)	$(2)
Lease revenues, including equity in losses of LEAF	13	(97)
	$(2)	$(99)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$90	$85
General and administrative expenses - other	489	18
	$579	$103
During 2012, our share of LEAF's losses reduced our investment to zero and, as a result, since then we have not reflected losses of LEAF in our consolidated financial statements. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $49,000 and $224,000 of fund management fees from these entities during the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, we incurred $424,000 of costs and expenses related to legal matters in conjunction with our commercial finance investment partnerships; we did not incur such costs during the prior year period.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs increased $143,000 (5%) to $3.3 million for the three months ended March 31, 2015 from $3.2 million for the three months ended March 31, 2014. Wages and benefits increased $497,000 (40%) to $1.7 million for the three months ended March 31, 2015 from $1.2 million for the three months ended March 31, 2014, primarily related to the salary increases and bonuses paid in 2015. For the three months ended March 31, 2015, professional fees decreased by $365,000 primarily due to the audit and consulting fees which we incurred last year in connection with the change in our reporting year end and initial consolidation of RSO.
Provision for Credit Losses
The following table sets forth our provision (reduction in the provision) for credit losses as reported by segment (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Commercial finance:
Receivables from managed entities	$256	$1,212
Leases and loans	32	(1)
Real estate:
Receivables from managed entities	113	1
Rent receivables	1	(4)
	$402	$1,208

Back to Index

Back to Index

We have estimated, based on projected cash flows, that the commercial finance partnerships will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $256,000 (for one partnership) and $1.2 million (for three partnerships, two of which were subsequently liquidated during 2014) for the three months ended March 31, 2015 and March 31, 2014.
During the three months ended March 31, 2015, due to shortfalls in projected cash flows of one of the real estate investment partnerships we recorded a provision of $113,000.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Real estate property investments	$137	$129
Other operating segments - primarily depreciation on fixed assets	320	322
Total depreciation expense	$457	$451
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three months ended March 31, 2015 and 2014, corporate interest is comprised primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. Real estate segment interest primarily reflects the mortgage on the hotel property in Savannah, Georgia. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Corporate	$238	$287
Real estate	183	196
	$421	$483
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Noncontrolling interests in consolidated VIE-RSO (1)	$(17,795)	$(17,151)
Other:
Real estate - hotel property (2)	$(5)	$30
Real estate - Australian joint venture (3)	13	10
	$8	$40

(1)
Our rights and benefits with respect to RSO are limited to the management compensation, expense reimbursements and dividends we receive and our risks associated with being an investor in RSO which is limited to our ownership position. The remaining portion of RSO's net income (loss) is attributed to noncontrolling interests attributable to RSO.

(2)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(3)	Our Australian joint venture partner holds a 25% interest.

Back to Index

Back to Index

Income Taxes
The following table details the allocation of our consolidated provision for income taxes from continuing operations for us and RSO (in thousands):

	Three Months Ended
	March 31,
	2015	2014
RAI	$1,244	$1,069
Consolidated VIE-RSO	1,847	16
Total	$3,091	$1,085
The following paragraphs discuss our income taxes, exclusive of the income tax provision for our consolidated VIE-RSO.
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 45% for the three months ended March 31, 2015 as compared to 46% for the three months ended March 31, 2014. The change in the income tax rate primarily relates to the lesser impact of discrete tax adjustments relative to pre-tax earnings for the three months ended March 31, 2015. Excluding those discrete tax items, our effective income tax rate would have been 40% for the three months ended March 31, 2015.

The tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.  We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. RAI is currently undergoing an IRS Excise Tax examination for 2011, a Kansas income tax examination for tax years 2010 through 2012, a Los Angeles income tax examination for tax years 2010 through 2012, and a Philadelphia income tax examination for tax years 2010 through 2013. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state and local income tax examinations for years before 2007.

                The New York State 2014-2015 Budget Act (“N.Y. Budget Act”), signed into law on March 31, 2014, substantially modified and reformed various aspects of New York State tax law.
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

Back to Index

Back to Index

The following summarizes the operating activities of RSO (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total interest income	$37,642	$27,085
Interest expense	14,902	9,628
Net interest income	22,740	17,457
Other revenues	1,621	7,788
Total revenues	24,361	25,245
Operating expenses	21,060	11,285
Net operating income	3,301	13,960
Other revenues, net	16,516	3,516
Net income	$19,817	$17,476
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of March 31, 2015.
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
At March 31, 2015, our liquidity consisted of four primary sources:

•	cash on hand of $24.9 million;

•	$13.8 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at March 31, 2015 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
Refinancing and Repayment of Our Debt. In November 2013, we amended our credit facility with Republic First Bank to extend the maturity date to December 28, 2016. In April 2014, we amended our credit facility with TD Bank to extend the maturity date to December 31, 2017. In addition, the maximum borrowing capacity on our TD Bank facility was increased from $7.5 million to $11.5 million.
As of March 31, 2015, our total borrowings outstanding of $21.2 million included $10.0 million of Senior Notes, $10.0 million of mortgage debt (secured by the underlying property) and $1.1 million of other debt.
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

Back to Index

Back to Index

Dividends
We used our cash flows from operations to fund our dividend payment of $1.3 million in the quarter ended March 31, 2015. For the three months ended March 31, 2014, we used cash reserves to pay the $980,000 dividend. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE-RSO, as we do not have any obligation on or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at March 31, 2015 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$10,035	$213	$473	$536	$8,813

Recourse to us:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	1,138	388	719	31	—
	11,138	388	10,719	31	—

Operating lease obligations	13,224	2,302	4,244	3,647	3,031
Other long-term liabilities	6,676	819	1,559	1,422	2,876
Total contractual obligations	$41,073	$3,722	$16,995	$5,636	$14,720

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2015 - less than 1 year: $1.6 million; 1-3 years:  $2.2 million; 3-5 years:  $1.2 million; and after 5 years: $0.8 million.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$803	$803	$—	$—	$—
Total commercial commitments	$803	$803	$—	$—	$—
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $177,000 and $100,000, as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, Resource Securities net capital was $1.3 million and $1.4 million, respectively, which exceeded the minimum requirements by $1.1 million and $1.3 million, respectively.
Legal proceedings. We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.

Back to Index

Back to Index

Real estate commitment.  As a specialized asset manager, we sponsor and manage investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to the Innovation Office REIT, in addition to the $200,000 initial capital investment, we are committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for this commitment will be recorded in the future as the amounts become due and payable.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of March 31, 2015, except for the executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.
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
The financial statements for the three months ended March 31, 2015 and 2014 reflect the consolidation of RSO. See Note 19 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.
Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, Ischus asset-backed securities, and RREGPS were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2015.
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
Debt
At March 31, 2015, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2014 for a short-term period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of March 31, 2015 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of March 31, 2015, our trading security portfolio was comprised of $266,000 of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming a 10% decrease in the market value of these investments as of March 31, 2015, the hypothetical loss would be approximately $27,000.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the quarter ended March 31, 2015 of equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 2015	65,535	$9.00	65,535	1,294,851	(2)
February 2015	89,037	$9.02	89,037	1,205,814	(2)
March 2015	78,466	$9.10	78,466	1,127,348	(2)
	233,038	$9.04

(1)	The average price per share as reflected above includes broker fees and commissions.

(2)	In September 2014, the Board of Directors authorized a new program to repurchase up to an additional 1.5 million shares of our common stock.
Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions and other factors.

Back to Index

Back to Index

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Form of 9% Senior Note due 2018. (20)
10.1(a)	Amended and Restated Loan and Security Agreement, dated March 10, 2011, between Resource America, Inc. and TD Bank, N.A. (4)
10.1(b)	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 29, 2011, between Resource America, Inc. and TD Bank, N.A. (6)
10.1(c)
Second Amendment to the Amended and Restated Loan and Security Agreement and Joinder to Loan Documents, dated as of February 15, 2012, between Resource America, Inc. and TD Bank, N.A and the Joining Guarantors as set forth therein. (9)

10.1(d)
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

10.2	Amended and Restated Employment Agreement between Michael S. Yecies and Resource America, Inc., dated December 29, 2008. (2)
10.3(a)	Amended and Restated Employment Agreement between Thomas C. Elliott and Resource America, Inc., dated February 10, 2014. (13)
10.3(b)	Letter Agreement between Thomas C. Elliott and Resource America, Inc., dated January 20, 2015.
10.4(a)	Amended and Restated Employment Agreement between Jeffrey F. Brotman and Resource America, Inc., dated December 29, 2008. (2)
10.4(b)	Letter Agreement Jeffrey F. Brotman and Resource America, Inc., dated January 20, 2015.
10.5(a)	Amended and Restated Employment Agreement between Jonathan Z. Cohen and Resource America, Inc., dated December 29, 2008. (2)
10.5(b)	Letter Agreement between Jonathan Z. Cohen and Resource America, Inc., dated January 20, 2015.
10.6	Amended and Restated Employment Agreement between Steven J. Kessler and Resource America, Inc., dated December 29, 2008. (2)
10.7(a)	Employment Agreement between Alan Feldman and Resource America, Inc., dated January 29, 2009. (13)
10.7(b)	Letter Agreement between Alan Feldman and Resource America, Inc., dated January 20, 2015.
10.8	Employment Agreement between Jeffrey Blomstrom and Resource America, Inc., dated January 28, 2015. (21)
10.9(a)	Loan Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (3)
10.9(b)	Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (5)
10.9(c)	Second Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (8)
10.9(d)	Third Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (10)
10.9(e)	Fourth Loan Modification Agreement between and among Republic First Bank (d/b/a Republic Bank) and Resource Capital Investor, Inc. and Resource Properties XXX, Inc. (12)
10.10	Settlement Agreement, dated January 9, 2012, by and among Raging Capital Group and Resource America, Inc. (7)
10.11	Resource America, Inc. Investment Savings Plan. (15)
10.12	Resource America, Inc. 2012 Non-Employee Director Deferred Stock Plan. (16)
10.13(a)	Resource America, Inc. Amended and Restated Omnibus Equity Compensation Plan. (17)
10.13(b)	Form of Grant of Incentive Stock Option. (18)
10.13(c)	Form of Grant of Non-Qualified Incentive Stock Option. (18)

Back to Index

Back to Index

10.13(d)	Form of Stock Award Agreement. (19)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk factors of Resource Capital Corp. (22)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 3, 2011 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on March 16, 2011 and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 28, 2011 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Current Report on Form 8-K filed on December 2, 2011 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 12, 2012 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Current Report on Form 8-K filed on January 17, 2012 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2012 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Current Report on Form 8-K filed on October 31, 2012 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 19, 2012 and by this reference incorporated herein.

(12)	Filed previously as an exhibit to our Current Report on Form 8-K filed on November 13, 2013 and by this reference incorporated herein.

(13)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 17, 2014 and by this reference incorporated herein.

(14)	Filed previously as an exhibit to our Current Report on Form 8-K filed on April 28, 2014 and by this reference incorporated herein.

(15)	Filed previously as an exhibit to our Registration Statement on Form S-8 filed on April 13, 2009 and by this reference incorporated herein.

(16)	Filed previously as an exhibit to our Proxy Statement filed on January 30, 2012 and by this reference incorporated herein.

(17)	Filed previously as an exhibit to our Proxy Statement filed on April 16, 2014 and by this reference incorporated herein.

(18)	Filed previously as an exhibit to our Annual report on Form 10-K/A filed on March 27, 2006 and by this reference incorporated herein.

(19)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 15, 2006 and by this reference incorporated herein.

(20)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 2, 2014 and by this reference incorporated herein.

(21)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 2, 2015 and by this reference incorporated herein.

(22)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 13, 2015 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

May 11, 2015	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

May 11, 2015	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index