Form 10-Q
period 2015-06-30
RESOURCE AMERICA, INC.
filed 2015-08-10
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on August 3, 2015 was 22,523,749 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$23,760	$27,542
Restricted cash	886	725
Receivables	1,061	636
Loans and receivables from managed entities and related parties, net	26,520	30,303
Investments in real estate, net	17,040	17,097
Investment securities, at fair value	10,870	9,540
Investments in unconsolidated loan manager (see Note 8)	36,526	39,655
Investments in unconsolidated entities (see Note 8)	16,884	13,089
Assets of consolidated variable interest entity ("VIE")-RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	190,765	202,043
Investments, at fair value	286,108	296,506
Loans	2,154,007	2,039,655
Investments in real estate and unconsolidated entities	56,330	60,007
Other assets	87,014	129,801
Total assets of consolidated VIE-RSO	2,774,224	2,728,012

Property and equipment, net	5,622	5,063
Deferred tax assets, net	20,920	23,304
Other assets	8,392	5,416
Total assets	$2,942,705	$2,900,382

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,241	$22,279
Payables to managed entities and related parties	4,748	3,015
Borrowings	21,029	20,412
Liabilities of consolidated VIE-RSO (see Note 19):
Borrowings	1,827,793	1,717,132
Other liabilities	51,640	57,101
Total liabilities of consolidated VIE-RSO	1,879,433	1,774,233
Total liabilities	1,926,451	1,819,939

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 34,958,477 and 34,489,568 shares issued (including nonvested restricted stock of 1,143,547 and 833,082), respectively	338	335
Additional paid-in capital	309,736	308,134
Accumulated deficit	(27,643)	(23,663)
Treasury stock, at cost; 12,293,346 and 11,764,417 shares, respectively	(124,736)	(120,182)
Accumulated other comprehensive loss	(915)	(1,030)
Total stockholders’ equity	156,780	163,594
Noncontrolling interests	376	306
Noncontrolling interests attributable to consolidated VIE-RSO	859,098	916,543
Total equity	1,016,254	1,080,443
Total liabilities and equity	$2,942,705	$2,900,382

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Real estate (includes revenues of $2,751, $2,302, $5,503 and $4,985 related to RSO)	$21,116	$13,448	$38,082	$26,723
Financial fund management (includes revenues of $617, $753, $1,233 and $960 related to RSO)	4,781	8,141	9,918	15,216
Commercial finance (includes no revenues related to RSO)	2	(42)	—	(141)
	25,899	21,547	48,000	41,798
Revenues from consolidated VIE-RSO (see Note 19)	24,201	23,828	48,562	49,073
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(4,104)	(3,040)	(8,377)	(5,920)
Total revenues	45,996	42,335	88,185	84,951
COSTS AND EXPENSES:
Real estate	12,082	9,105	23,581	17,980
Financial fund management	3,154	2,779	6,144	7,168
Commercial finance	458	123	1,037	226
General and administrative	4,181	2,729	7,478	5,883
Provision for credit losses	276	1,575	678	2,783
Depreciation and amortization	515	465	972	916
	20,666	16,776	39,890	34,956
Expenses from consolidated VIE-RSO (see Note 19)	54,535	16,853	75,595	28,138
Elimination of consolidated VIE-RSO expenses attributed to operating segments	(3,368)	(3,053)	(6,736)	(5,872)
Total expenses	71,833	30,576	108,749	57,222
OPERATING INCOME (LOSS)	(25,837)	11,759	(20,564)	27,729

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	—	370	—	370
Impairment on investment in unconsolidated entities	(4,346)	—	(4,346)	—
Interest expense	(455)	(497)	(876)	(980)
Other income (expense), net	231	18	67	183
Total other income (expense)	(4,570)	(109)	(5,155)	(427)
Other income (expense), net, from consolidated VIE-RSO (see Note 19)	10,537	10,281	27,053	13,797
Elimination of consolidated VIE-RSO other income, net attributed to operating segments	4	11	15	29
	5,971	10,183	21,913	13,399
Income (loss) from continuing operations before taxes	(19,866)	21,942	1,349	41,128
Income tax provision (benefit)	857	2,181	2,101	3,250
Income tax provision (benefit)-RSO	2,918	(446)	4,765	(430)
Net income (loss)	(23,641)	20,207	(5,517)	38,308
Net (income) loss attributable to noncontrolling interests	(63)	(84)	(55)	(44)
Net (income) loss attributable to noncontrolling interests of consolidated VIE-RSO	22,052	(17,405)	4,257	(34,556)
Net income (loss) attributable to common shareholders	$(1,652)	$2,718	$(1,315)	$3,708

Basic earnings (loss) per share:
Net income (loss)	$(0.07)	$0.13	$(0.06)	$0.18
Weighted average shares outstanding	22,867	20,386	22,915	20,320

Diluted earnings (loss) per share:
Net income (loss)	$(0.07)	$0.12	$(0.06)	$0.17
Weighted average shares outstanding	22,867	22,032	22,915	22,031

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$(23,641)	$20,207	$(5,517)	$38,308

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $442, $33, $637 and $52	420	129	502	157
Reclassification for (gains) losses realized, net of tax of $(216), $(139) $(433) and $(139)	(242)	(231)	(483)	(231)
	178	(102)	19	(74)
Minimum pension liability adjustments, net of tax of $9, $62, $18 and $95	(9)	8	(18)	44
Reclassification for (gains) losses realized, net of tax of $50, $0, $99 and $0	56	—	112	—
	47	8	94	44
Unrealized gains (losses) on hedging contracts, net of tax of $0, $1, $0 and $1	—	3	—	4
Foreign currency translation adjustments, net of tax of $0, $0, $2 and $0	—	(2)	2	—
Subtotal - activity related to RAI	225	(93)	115	(26)

Activity related to consolidated VIE-RSO:
Reclassification for (gains) losses on available-for-sale securities realized	(4,076)	2,722	(10,334)	4,187
Unrealized gains (losses) on available-for-sale securities, net	(1,699)	264	1,424	(1,490)
Reclassification for realized (gains) losses from interest rate hedges	36	72	126	142
Unrealized gains (losses) on derivatives, net	1,237	803	2,379	1,190
Foreign currency translation losses	—	16	429	(180)
Subtotal - activity related to consolidated VIE-RSO	(4,502)	3,877	(5,976)	3,849
Subtotal - other comprehensive income (loss)	(4,277)	3,784	(5,861)	3,823
Comprehensive income (loss)	(27,918)	23,991	(11,378)	42,131
Less: Comprehensive (income) loss attributable to noncontrolling interests	26,491	(21,366)	10,178	(38,449)
Comprehensive income (loss) attributable to common shareholders	$(1,427)	$2,625	$(1,200)	$3,682

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests - RSO	Total Equity
Balance, December 31, 2014	22,725,151	$335	$308,134	$(23,663)	$(120,182)	$(1,030)	$163,594	$306	$916,543	$1,080,443
Net income (loss)	—	—	—	(1,315)	—	—	(1,315)	55	(4,257)	(5,517)
Treasury shares issued	27,012	—	(36)	—	271	—	235	—	—	235
Stock-based compensation	468,909	3	1,638	—	—	—	1,641	—	—	1,641
Repurchases of common stock	(555,941)	—	—	—	(4,825)	—	(4,825)	—	—	(4,825)
Dividends declared on common stock	—	—	—	(2,665)	—	—	(2,665)	—	—	(2,665)
Change in noncontrolling interests in consolidated VIE-RSO	—	—	—	—	—	—	—	—	(47,212)	(47,212)
Other	—	—	—	—	—		—	15	—	15
Other comprehensive income (loss)	—	—	—	—	—	115	115	—	(5,976)	(5,861)
Balance, June 30, 2015	22,665,131	$338	$309,736	$(27,643)	$(124,736)	$(915)	$156,780	$376	$859,098	$1,016,254

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,517)	$38,308
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,004	992
Provision for credit losses	678	2,783
Unrealized (gains) losses on trading securities	(42)	(120)
Equity in earnings (losses) of unconsolidated entities	(4,741)	(1,678)
Distributions from unconsolidated entities	4,998	3,805
(Gain) loss on sales of leases and loans	(5)	—
Impairment on investment in unconsolidated entities	4,346	—
(Gain) loss on sales of assets	—	(370)
Deferred income tax provision (benefit)	2,052	3,250
Equity-based compensation issued	1,604	845
(Gain) loss on trading securities	15	(832)
Trading securities purchases and sales, net	221	(3,154)
Foreign currency adjustments	284	—
Changes in operating assets and liabilities	153	(12,605)
Adjustments to reconcile net income (loss) and operating cash flows to net income (loss) of consolidated VIE-RSO	(17,541)	18,629
Net cash provided by (used in) operating activities	(12,491)	49,853
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(352)	(176)
Investments in real estate and unconsolidated real estate entities	(3,295)	(1,194)
Principal payments on leases and loans	5	(2)
Purchase of loans and securities by consolidated VIE-RSO	(447,760)	(597,139)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	390,488	367,437
Purchase of loans and investments	(2,687)	(1,318)
Proceeds from sale of loans and investments	—	721
Increase (decrease) in restricted cash of consolidated VIE-RSO	57,089	10,543
Other investing activity of consolidated VIE-RSO	3,985	9,140
Net cash provided by (used in) investing activities	(2,527)	(211,988)

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in borrowings	—	2,500
Principal payments on borrowings	—	(2,706)
Net borrowings of debt by consolidated VIE-RSO	84,283	48,965
Dividends paid	(2,622)	(1,964)
Dividends paid on common stock by consolidated VIE-RSO	(47,070)	(50,313)
Proceeds from issuance of common stock	1	1,550
Net proceeds from issuance of common stock by consolidated VIE-RSO	3,159	163,319
Repurchases of common stock	(4,652)	(2,083)
(Increase) decrease in restricted cash	(161)	(84)
Other financing activity of consolidated VIE-RSO	(21,702)	(5,044)
Net cash provided by (used in) financing activities	11,236	154,140

Increase (decrease) in cash	(3,782)	(7,995)
Cash, beginning of year	27,542	19,853
Cash, end of period	$23,760	$11,858

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
The Company conducts its real estate operations primarily through the following subsidiaries:

•
Resource Real Estate Advisor, LLC manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") and Resource Real Estate Advisor II, LLC manages the activities of Resource Real Estate Opportunity REIT II ("Opportunity REIT II"); the entities being managed are both public non-traded REITs;

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

•
Resource Capital Markets, Inc. ("Resource Capital Markets"), through the Company's registered broker-dealer subsidiary, Resource Securities, Inc., acts as an agent in the primary and secondary markets for structured finance securities and transactions;

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
JUNE 30, 2015
(unaudited)

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
The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”). As of June 30, 2015, LEAF Financial sponsored and manages two publicly-held investment entities and LEAF acts as the sub-servicer of the respective portfolios of leases and loans held by those entities. During 2014, the Company liquidated two other commercial finance investment entities that were also sponsored and managed by LEAF Financial.
CVC Credit Partners. In April 2012, the Company sold its equity interests in Apidos Capital Management, LLC ("Apidos") to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”), in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. These investments are reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets. On July 2, 2015, CVC exercised its option to purchase 9% of the Company's interest in the joint venture. In connection with the sale, the Company received $4.9 million in cash and has recorded an impairment charge in its second quarter to reflect the difference between the amount received and the pro rata carrying value of the 9% interest (see Note 8). The Company will reflect a 24% interest in the joint venture commencing in the third quarter.
LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). The Company retained 18,414 shares of LEAF common stock, which represented 15.7% interest on a fully diluted bases and senior management of LEAF maintained a 10% fully-diluted interest. As of June 30, 2015, additional investments made by Eos and RSO as well as warrants that were provided to LEAF's lender in accordance with a financing agreement have reduced the Company's and senior management's investments on a fully-diluted basis to 13.2% and 8.3%, respectively. The Company accounts for its investment in LEAF on the equity method.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, Consolidation, and accordingly consolidates entities that are variable interest entities (“VIEs”) where it has determined that it is the primary beneficiary of such entities. Once it is determined that the Company holds a variable interest in a VIE, management must perform a qualitative analysis to determine (i) if the Company has the power to direct the matters that most significantly impact the VIE's financial performance; and (ii) if the Company has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. If the Company's interest possesses both of these characteristics, the Company is deemed to be the primary beneficiary and would be required to consolidate the VIE. The Company continually assesses its involvement with VIEs and re-evaluates the requirement to consolidate them. The portions of these entities that the Company does not own are presented as noncontrolling interests as of the dates and for the periods presented in the consolidated financial statements.
All intercompany transactions and balances have been eliminated in the Company's consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

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
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO issuers it sponsored, are carried at fair value.  The fair value of the CLO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The Company's investments in the common stock of The Bancorp, Inc. (NASDAQ: TBBK), Resource Credit Income Fund ("CIF") (NASDAQ: RCIIX), and Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), all of which are affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored and managed Australian investment fund which is structured as a unit trust, has been valued at net asset value. In July 2015, the Company redeemed its interest in RREGPS and terminated its management agreement. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term are recorded as trading securities at fair value with changes in fair value recorded in earnings.
Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation.
Recent Accounting Standards
Newly-Adopted Accounting Principle
The Company’s adoption of the following standard during the six months ended June 30, 2015 did not have a material impact on its consolidated financial position, results of operations or cash flows:
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
JUNE 30, 2015
(unaudited)

Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of the new guidance on its financial statements and has not yet selected a transition approach to implement the standard.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the Company beginning January 1, 2017. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated balance sheet, statement of operations, or statement of cash flows.
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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation—Amendments to the Consolidation Analysis (Topic 810). The guidance requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for the Company beginning January 1, 2016. Early application is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements, as well as the available transition methods.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of June 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$23,760	$—	$—	$23,760
Restricted cash	886	—	—	886
Receivables	1,181	—	(120)	1,061
Receivables from managed entities and related parties, net	28,874	—	(2,354)	26,520
Investments in real estate, net	17,040	—	—	17,040
Investment securities, at fair value	21,944	—	(11,074)	10,870
Investments in unconsolidated loan manager	36,526	—	—	36,526
Investments in unconsolidated entities	24,883	—	(7,999)	16,884
Assets of consolidated VIE-RSO:
Cash and cash equivalents (including restricted cash)	—	190,765	—	190,765
Investments, at fair value	—	286,108	—	286,108
Loans	—	2,154,007	—	2,154,007
Investments in real estate and unconsolidated entities	—	56,330	—	56,330
Other assets-RSO	—	87,014	—	87,014
Total assets of consolidated VIE-RSO	—	2,774,224	—	2,774,224
Property and equipment, net	5,622	—	—	5,622
Deferred tax assets, net	31,954	—	(11,034)	20,920
Other assets	8,392	—	—	8,392
Total assets	$201,062	$2,774,224	$(32,581)	$2,942,705

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$21,241	$—	$—	$21,241
Payables to managed entities and related parties	4,748	—	—	4,748
Borrowings	21,029	—	—	21,029
Liabilities of consolidated VIE-RSO:
Borrowings	—	1,827,461	332	1,827,793
Other liabilities	—	54,114	(2,474)	51,640
Total liabilities of consolidated VIE-RSO	—	1,881,575	(2,142)	1,879,433
Total liabilities	47,018	1,881,575	(2,142)	1,926,451
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	338	—	—	338
Additional paid-in capital	309,736	—	—	309,736
Accumulated deficit	(18,369)	—	(9,274)	(27,643)
Treasury stock, at cost	(124,736)	—	—	(124,736)
Accumulated other comprehensive loss	(13,301)	—	12,386	(915)
Total stockholders’ equity	153,668	—	3,112	156,780
Noncontrolling interests	376	—	—	376
Noncontrolling interests attributable to consolidated VIE-RSO	—	892,649	(33,551)	859,098
Total equity	154,044	892,649	(30,439)	1,016,254
Total liabilities and equity	$201,062	$2,774,224	$(32,581)	$2,942,705

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the three months ended June 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$21,116	$—	$—	$21,116
Financial fund management	4,781	—	—	4,781
Commercial finance	2	—	—	2
	25,899	—	—	25,899
Revenues from consolidated VIE-RSO	—	24,201	—	24,201
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(4,104)	(4,104)
Total revenues	25,899	24,201	(4,104)	45,996
COSTS AND EXPENSES:
Real estate	12,082	—	—	12,082
Financial fund management	3,154	—	—	3,154
Commercial finance	458	—	—	458
General and administrative	4,181	—	—	4,181
Provision for credit losses	276	—	—	276
Depreciation and amortization	515	—	—	515
	20,666	—	—	20,666
Expenses of consolidated VIE-RSO	—	54,535	—	54,535
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(3,368)	(3,368)
Total expenses	20,666	54,535	(3,368)	71,833
OPERATING INCOME (LOSS)	5,233	(30,334)	(736)	(25,837)

OTHER INCOME (EXPENSE):
Impairment on investment in unconsolidated entities	(4,346)	—	—	(4,346)
Interest expense	(455)	—	—	(455)
Other income (expense), net	689	—	(458)	231
Other income (expense), net, from consolidated VIE-RSO	—	10,537	—	10,537
Elimination of consolidated VIE-RSO other income, net	—	—	4	4
Total other income (expense)	(4,112)	10,537	(454)	5,971
Income (loss) from continuing operations before taxes	1,121	(19,797)	(1,190)	(19,866)
Income tax provision (benefit)	857	2,918	—	3,775
Net income (loss)	264	(22,715)	(1,190)	(23,641)
Net (income) loss attributable to noncontrolling interests	(63)	—	—	(63)
Net (income) loss attributable to noncontrolling interests-RSO	—	(8,296)	30,348	22,052
Net income (loss) attributable to common shareholders	$201	$(31,011)	$29,158	$(1,652)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the three months ended June 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$13,448	$—	$—	$13,448
Financial fund management	8,141	—	—	8,141
Commercial finance	(42)	—	—	(42)
	21,547	—	—	21,547
Revenues from consolidated VIE-RSO	—	23,828	—	23,828
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(3,040)	(3,040)
Total revenues	21,547	23,828	(3,040)	42,335
COSTS AND EXPENSES:
Real estate	9,105	—	—	9,105
Financial fund management	2,779	—	—	2,779
Commercial finance	123	—	—	123
General and administrative	2,729	—	—	2,729
Provision for credit losses	1,575	—	—	1,575
Depreciation and amortization	465	—	—	465
Total other income (expense)	16,776	—	—	16,776
Expenses of consolidated VIE-RSO	—	16,853		16,853
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(3,053)	(3,053)
Total expenses	16,776	16,853	(3,053)	30,576
OPERATING INCOME (LOSS)	4,771	6,975	13	11,759

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	370	—	—	370
Interest expense	(497)	—	—	(497)
Other income (expense), net	590	—	(572)	18
Other income (expense), net, from consolidated VIE-RSO	—	10,281	—	10,281
Elimination of consolidated VIE-RSO other income, net	—	—	11	11
	463	10,281	(561)	10,183
Income (loss) from continuing operations before taxes	5,234	17,256	(548)	21,942
Income tax provision (benefit)	2,181	(446)	—	1,735
Net income (loss)	3,053	17,702	(548)	20,207
Income (loss) from continuing operations before taxes	(84)	—	—	(84)
Net (income) loss attributable to noncontrolling interests-RSO	—	(3,025)	(14,380)	(17,405)
Net income (loss) attributable to common shareholders	$2,969	$14,677	$(14,928)	$2,718

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the six months ended June 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$38,082	$—	$—	$38,082
Financial fund management	9,918	—	—	9,918
Commercial finance	—	—	—	—
	48,000	—	—	48,000
Revenues from consolidated VIE-RSO	—	48,562	—	48,562
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(8,377)	(8,377)
Total revenues	48,000	48,562	(8,377)	88,185
COSTS AND EXPENSES:
Real estate	23,581	—	—	23,581
Financial fund management	6,144	—	—	6,144
Commercial finance	1,037	—	—	1,037
General and administrative	7,478	—	—	7,478
Provision for credit losses	678	—	—	678
Depreciation and amortization	972	—	—	972
Total other income (expense)	39,890	—	—	39,890
Expenses of consolidated VIE-RSO	—	75,595	—	75,595
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(6,736)	(6,736)
Total expenses	39,890	75,595	(6,736)	108,749
OPERATING INCOME (LOSS)	8,110	(27,033)	(1,641)	(20,564)

OTHER INCOME (EXPENSE):
Impairment on investment in unconsolidated entities	(4,346)	—	—	(4,346)
Interest expense	(876)	—	—	(876)
Other income (expense), net	1,003	—	(936)	67
Other income (expense), net, from consolidated VIE-RSO	—	27,053	—	27,053
Elimination of consolidated VIE-RSO other income, net	—	—	15	15
	(4,219)	27,053	(921)	21,913
Income (loss) from continuing operations before taxes	3,891	20	(2,562)	1,349
Income tax provision (benefit)	2,101	4,765	—	6,866
Net income (loss)	1,790	(4,745)	(2,562)	(5,517)
Net (income) loss attributable to noncontrolling interests	(55)	—	—	(55)
Net (income) loss attributable to noncontrolling interests-RSO	—	(16,864)	21,121	4,257
Net income (loss) attributable to common shareholders	$1,735	$(21,609)	$18,559	$(1,315)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the six months ended June 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$26,723	$—	$—	$26,723
Financial fund management	15,216	—	—	15,216
Commercial finance	(141)	—	—	(141)
	41,798	—	—	41,798
Revenues from consolidated VIE-RSO	—	49,073	—	49,073
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(5,920)	(5,920)
Total revenues	41,798	49,073	(5,920)	84,951
COSTS AND EXPENSES:
Real estate	17,980	—	—	17,980
Financial fund management	7,168	—	—	7,168
Commercial finance	226	—	—	226
General and administrative	5,883	—	—	5,883
Provision for credit losses	2,783	—	—	2,783
Depreciation and amortization	916	—	—	916
Total other income (expense)	34,956	—	—	34,956
Expenses of consolidated VIE-RSO	—	28,138	—	28,138
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(5,872)	(5,872)
Total expenses	34,956	28,138	(5,872)	57,222
OPERATING INCOME (LOSS)	6,842	20,935	(48)	27,729

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	370	—	—	370
Interest expense	(980)	—	—	(980)
Other income (expense), net	1,327	—	(1,144)	183
Other income (expense), net, from consolidated VIE-RSO	—	13,797	—	13,797
Elimination of consolidated VIE-RSO other income, net	—	—	29	29
	717	13,797	(1,115)	13,399
Income (loss) from continuing operations before taxes	7,559	34,732	(1,163)	41,128
Income tax provision (benefit)	3,250	(430)	—	2,820
Net income (loss)	4,309	35,162	(1,163)	38,308
Net (income) loss attributable to noncontrolling interests	(44)	—	—	(44)
Net (income) loss attributable to noncontrolling interests-RSO	—	(5,369)	(29,187)	(34,556)
Net income (loss) attributable to common shareholders	$4,265	$29,793	$(30,350)	$3,708

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents the consolidating statement of cash flows for the six months ended June 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,790	$(4,745)	$(2,562)	$(5,517)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,004	—	—	1,004
Provision for credit losses	678	—	—	678
Unrealized gain (loss) on trading securities	(42)	—	—	(42)
Equity in (earnings) losses of unconsolidated entities	(6,296)	—	1,555	(4,741)
Distributions from unconsolidated entities	4,998	—	—	4,998
Impairment on investment in unconsolidated entities	4,346	—	—	4,346
(Gain) loss on sales of leases and loans	(5)	—	—	(5)
Deferred income tax provision	2,052	—	—	2,052
Equity-based compensation issued	1,604	—	—	1,604
Foreign currency adjustments	284	—	—	284
(Gain) loss on trading securities	15	—	—	15
Trading securities purchases and sales, net	221	—	—	221
Changes in operating assets and liabilities	153	—	—	153
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE-RSO	—	(17,512)	(29)	(17,541)
Net cash provided by (used in) operating activities	10,802	(22,257)	(1,036)	(12,491)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(352)	—	—	(352)
Principal payments on leases and loans	5	—	—	5
Investments in real estate and unconsolidated real estate entities	(3,295)	—	—	(3,295)
Purchase of loans and securities by consolidated VIE-RSO	—	(447,760)	—	(447,760)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	—	390,488	—	390,488
Purchase of loans and investments	(2,687)	—	—	(2,687)
Decrease (increase) in restricted cash of consolidated VIE-RSO	—	57,089	—	57,089
Other investing activity of consolidated VIE-RSO	—	4,806	(821)	3,985
Net cash provided by (used) in investing activities	(6,329)	4,623	(821)	(2,527)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(821)	—	821	—
Net borrowings by consolidated VIE-RSO	—	84,283	—	84,283
Dividends paid	(2,622)	—	—	(2,622)
Dividends paid on common stock by consolidated VIE-RSO	—	(48,006)	936	(47,070)
Proceeds from issuance of common stock	1	—	—	1
Net proceeds from issuance of common stock by consolidated VIE-RSO	—	3,159	—	3,159
Other financing activity of consolidated VIE - RSO	—	(21,802)	100	(21,702)
Net cash (used in) provided by financing activities	(8,255)	17,634	1,857	11,236

Decrease in cash	(3,782)	—	—	(3,782)
Cash, beginning of year	27,542	—	—	27,542
Cash, end of period	$23,760	$—	$—	$23,760

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information for the Company is as follows (in thousands, per share data):

	Six Months Ended
	June 30,
	2015	2014
Cash (paid) received:
Interest	$(948)	$(828)
Income tax payments	(1,088)	(916)
Refund of income taxes	52	48

Dividends declared per common share	$0.12	$0.10

Non-cash activities:
Repurchase of common stock from employees in exchange for the payment of income taxes	$173	$255
Purchase of equipment on capital leases	881	—
Issuance of treasury stock for the Company's investment savings 401(k) plan	271	306
NOTE 5 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of June 30, 2015 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities	$2	$341	$1,121	$18,347	$19,809	$19,811
Real estate investment entities	4,067	269	1,094	15,069	16,432	20,499
Financial fund management entities	1,092	47	30	—	77	1,169
Other	2,706	—	—	—	—	2,706
	7,867	657	2,245	33,416	36,318	44,185
Rent receivables - real estate	168	8	3	—	11	179
Total financing receivables	$8,035	$665	$2,248	$33,416	$36,329	$44,364

(1)
Receivables are presented gross of an allowance for credit losses of $17.4 million related to one of the Company’s commercial finance investment entities and $307,000 related to one of its real estate investment partnerships.  The remaining receivables from managed entities and related parties have no related allowance for credit losses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2015:
Balance, beginning of period	$17,359	$—	$1	$17,360
Provision for (reversal) of credit losses	306	(31)	1	276
(Charge-offs) recoveries	—	31	—	31
Balance, end of period	$17,665	$—	$2	$17,667

Ending balance, individually evaluated for impairment	$17,665	$—	$2	$17,667
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$17,665	$—	$2	$17,667

Six Months Ended June 30, 2015:
Balance, beginning of period	$16,990	$—	$—	$16,990
Provision for (reversal) of credit losses	675	1	2	678
(Charge-offs) recoveries	—	(1)	—	(1)
Balance, end of period	$17,665	$—	$2	$17,667

Ending balance, individually evaluated for impairment	$17,665	$—	$2	$17,667
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$17,665	$—	$2	$17,667

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

	Loans and receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2014:
Balance, beginning of period	$37,441	$—	$10	$37,451
Provision for credit losses	1,588	(5)	(8)	1,575
Charge-offs	(1)	—	—	(1)
Recoveries	—	5	—	5
Balance, end of period	$39,028	$—	$2	$39,030

Six Months Ended June 30, 2014:
Balance, beginning of period	$36,229	$—	$14	$36,243
Provision for credit losses	2,801	(6)	(12)	2,783
Charge-offs	(2)	—	—	(2)
Recoveries	—	6	—	6
Balance, end of period	$39,028	$—	$2	$39,030

Ending balance, individually evaluated for impairment	$39,028	$—	$—	$39,028
Ending balance, collectively evaluated for impairment	—	—	2	2
Balance, end of period	$39,028	$—	$2	$39,030
The Company’s financing receivables (presented exclusive of any allowance for credit losses) relate to the balance in the allowance for credit losses, as follows (in thousands):

As of June 30, 2015:	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$44,185	$—	$44,185
Ending balance, collectively evaluated for impairment	—	179	179
Balance, end of period	$44,185	$179	$44,364

As of December 31, 2014:
Ending balance, individually evaluated for impairment	$47,293	$—	$47,293
Ending balance, collectively evaluated for impairment	—	88	88
Balance, end of year	$47,293	$88	$47,381

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of June 30, 2015:
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$1,044	$18,402	$17,358	$18,420
Loans and receivables from managed entities – real estate	540	$849	307	606
Rent receivables – real estate	—	—	2	—

As of December 31, 2014:
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$1,295	$18,285	$16,990	$18,882
The Company had no impaired financing receivables without a specific allowance as of June 30, 2015 and December 31, 2014.
NOTE 6 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Properties owned, net of accumulated depreciation of $9,464 and $9,198:
Hotel property (Savannah, Georgia)	$10,041	$10,110
Office building (Philadelphia, Pennsylvania)	912	888
	10,953	10,998
Partnerships and other investments	6,087	6,099
Total investments in real estate, net	$17,040	$17,097
The Company recorded rental income of $1.7 million and $2.9 million for three and six months ended June 30, 2015, respectively, and, $1.6 million and $2.5 million for the three and six months ended June 30, 2014, respectively. The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands):

2016	$968
2017	777
2018	719
2019	561
2020	310
Thereafter	311
Total	$3,646

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 7 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	June 30, 2015	December 31, 2014
Available-for-sale securities	$10,589	$9,065
Trading securities	281	475
Total investment securities, at fair value	$10,870	$9,540

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2015:
CLO securities	$7,692	$1,718	$(33)	$9,377
Equity securities	1,103	110	(1)	1,212
Total	$8,795	$1,828	$(34)	$10,589

As of December 31, 2014:
CLO securities	$6,962	$1,228	$(176)	$8,014
Equity securities	888	163	—	1,051
Total	$7,850	$1,391	$(176)	$9,065
CLO securities.  The CLO securities represent the Company’s retained equity interests in 15 and 12 CLO issuers that CVC Credit Partners has sponsored and manages at June 30, 2015 and December 31, 2014, respectively (see Note 8).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds approximately 10,808 shares of DIF with a cost basis of $109,000. The Company has an investment of $215,000 in CIF, a new interval fund, whose registration statement with respect to the offer and sale of its shares of beneficial interest was declared effective by the Securities and Exchange Commission on April 17, 2015. In 2014, the Company purchased 749,976 units of RREGPS for $677,400. The Company sold its investment in RREGPS in July 2015.
Trading securities. The Company had net gains on trading securities of $22,000 and $28,000 for the three and six months ended June 30, 2015, respectively, including unrealized gains of $22,000 and $42,000 for the three and six months ended June 30, 2015, respectively, which are included in Financial Fund Management Revenues on the consolidated statements of operations. The Company had net gains on trading securities of $870,000 and $987,000 during the three and six months ended June 30, 2014, respectively, including unrealized losses of $192,000 and unrealized gains of $120,000 respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2015
CLO securities	$979	$(33)	2	$—	$—	—
Equity securities	214	(1)	1	—	—	—
Total	$1,193	$(34)	3	$—	$—	—
December 31, 2014
CLO securities	$2,643	$(176)	4	$—	$—	—
Equity securities	—	—	—	—	—	—
Total	$2,643	$(176)	4	$—	$—	—
NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30, 2015	December 31, 2014
Real estate investment entities	1% – 12%	$11,461	$8,313
Financial fund management partnerships	0.01% − 50%	4,802	4,162
Trapeza entities	33% − 50%	621	614
Investments in unconsolidated entities		$16,884	$13,089
Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, which completed its initial public offering in December 2013 as well as a $1.3 million investment in Opportunity REIT II, which is still in its offering stage and a $200,000 investment in Innovation Office REIT, Inc. ("Innovation Office REIT"), was declared effective by the Securities and Exchange Commission on June 10, 2015. The Company accounts for its investments in Opportunity REITs I and II and the Innovation Office REIT on the cost method. In June 2015, the Company invested $3.0 million into a 50/50 joint venture with the principals of Pearlmark Real Estate Partners, L.L.C. The joint venture, Pearlmark Real Estate, LLC ("Pearlmark") will focus on managing institutional real estate investments (see Note 17). The Company accounts for its investment in Pearlmark on the equity method of accounting. In July 2015, Pearlmark commenced fundraising for two initial funds.
    The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. The Company records its 33% equity share of the operating results of CVC Credit Partners in Financial Fund Management Revenues on the consolidated statements of operations and comprehensive income. In accordance with the CVC Credit Partners shareholders' agreement, in July 2015, CVC exercised its option to buy down the Company's interests in the joint venture by 9%, which will reduce the Company's interest to 24% commencing in the third quarter.     In conjunction with the buy down, the Company recorded an impairment charge of $4.3 million on its investment in CVC Credit Partners during the three and six months ended June 30, 2015. The purchase price, an agreed upon formulaic option price based on finalized 2014 results of the joint venture, was not indicative of its fair value. The remaining interests held by the Company were valued by a third-party valuation firm, which concluded that the fair value exceeded the book value and, as such, there was no further impairment.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Management fee revenues	$15,891	$14,399	$32,629	$26,787
Costs and expenses	(14,118)	(13,551)	(28,927)	(24,847)
Net income	$1,773	$848	$3,702	$1,940
Portion of net income attributable to the Company	$580	$280	$1,222	$641
The Company has a preferred interest in Apidos relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at June 30, 2015, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. Each quarter the Company evaluates the investment for impairment by estimating the fair value of the expected future cash flows from the incentive management fees. If the estimated fair value is less than the cost basis of the interest, the preferred interest will be deemed to be impaired. If the Company determines that the shortfall is other-than-temporary, the impairment will be recorded as a reduction of the preferred interest by reducing the revenues previously recorded on these preferred shares. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable and other accrued liabilities	$7,091	$6,045
Supplemental executive retirement plan ("SERP") liability (see Note 14)	6,052	6,383
Accrued wages and benefits	3,584	4,580
Deferred rent	2,475	2,485
Apidos contractual obligation, at fair value (see Notes 8 and 16)	664	745
Dividends	1,355	1,312
Insurance notes	20	729
Total accrued expenses and other liabilities	$21,241	$22,279

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 10 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30, 2015		December 31, 2014
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	2,432	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		9,984	10,088
Other debt		1,045	324
Total borrowings outstanding		$21,029	$20,412

(1)	The amount of the facility as shown has been reduced $503,000 for an outstanding letter of credit.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  Through April 24, 2014, the terms of the Company's line of credit with TD Bank allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) a specified London Interbank Offered Rate ("LIBOR") plus 3%. The interest rate used varies from one to six month LIBOR depending upon the period of the borrowing. In April 2014, the Company amended the TD facility to (i) extend the maturity date to the earlier of (a) the expiration of its management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million and (iii) require that the Company have no cash advances outstanding for thirty consecutive days during each one-year period beginning on April 25, 2014. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on a $503,000 outstanding letter of credit.
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
There were no borrowings outstanding as of June 30, 2015 and the availability on the TD facility was $11.0 million, as reduced for the letter of credit. There were no borrowings under this facility as of December 31, 2014.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 700,000 shares of RSO common stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 6).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused annual facility fee to 0.5%. There were no borrowings under this facility as of June 30, 2015 and the availability was $2.4 million. There were no borrowings under this facility as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") mature on March 31, 2018. The effective interest rate for the three and six months ended June 30, 2015 was 9.1% and 9.1%, respectively, and 9.4% and 9.4% for the three and six months ended June 30, 2014, respectively. The Company may early redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price is at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101%, and thereafter at 100%.
Other Debt - Real Estate and Corporate
Real estate - mortgage. The Company has a $10.7 million mortgage on its hotel property in Savannah, Georgia. The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly payments of principal and interest of $71,331.
Corporate and real estate - capital leases. As of June 30, 2015, the Company has various capital leases for computer equipment.
Debt Repayments
Annual principal payments coming due on the Company’s aggregate borrowings for the next five years ending June 30, and thereafter, are as follows (in thousands):

2016	$603
2017	10,608
2018	532
2019	265
2020	281
Thereafter	8,740
Total	$21,029
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
The Company was in compliance with all of its financial debt covenants as of June 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

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
The following are changes in accumulated other comprehensive (loss) income by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2014, net of tax of $472, $0, $(3) and $(2,700)	$1,979	$(1)	$(5)	$(3,003)	$(1,030)
Current-period other comprehensive (loss) income	19	—	2	94	115
Balance, June 30, 2015 net of tax of $676, $0, $(3) and $(2,583)	$1,998	$(1)	$(3)	$(2,909)	$(915)
Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Revenues - Financial fund management
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustments	Other income
NOTE 12 - NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Six Months Ended June 30, 2015
	RSO	Other
Noncontrolling interests, beginning of year	$916,543	$306
Net income (loss) attributable to noncontrolling interests	(4,257)	55
Other comprehensive loss	(5,976)	15
Proceeds from issuance of equity interests, net	3,159	—
Amortization of stock-based compensation	1,787	—
Discount on 6% senior convertible notes	2,528	—
Contributions from (distributions to) noncontrolling interests	(55,279)	—
Other	593	—
Noncontrolling interests, end of period	$859,098	$376

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares
Basic shares outstanding	22,867	20,386	22,915	20,320
Dilutive effect of outstanding director units and stock options(1)	—	1,646	—	1,711
Diluted shares outstanding	22,867	22,032	22,915	22,031

(1)
Due to the losses for the three and six months ended June 30, 2015, director units and stock options outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation. As a result, Basic EPS and Diluted EPS shares were the same. Excluded from the Diluted EPS calculation were outstanding options to purchase 565,000 shares of common stock at a weighted average exercise price of $17.62 per share.

NOTE 14 - BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The plan pays Mr. E. Cohen an annual benefit of $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest cost	$63	$69	$125	$137
Less: expected return on plan assets	(18)	(39)	(37)	(78)
Plus: amortization of unrecognized loss	105	69	211	139
Net cost	$150	$99	$299	$198
Restricted stock.  The value of the restricted stock awarded is based on the closing price of the Company's common stock as of the date of grant. During the six months ended June 30, 2015 and 2014, the Company awarded 440,852 and 417,407 shares of restricted stock valued at $3.9 million and $3.7 million, respectively. Additionally, for the six months ended June 30, 2015, there were 45,306 shares earned as part of a performance-based award valued at $420,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	June 30, 2015	December 31, 2014
Receivables from managed entities and related parties, net:
Real estate investment entities (1)	$20,191	$23,733
Commercial finance investment entities (2)	2,453	2,883
Financial fund management investment entities	1,172	663
Other	326	488
Loan receivable from CVC Credit Partners	2,378	2,536
Receivables from managed entities and related parties	$26,520	$30,303

Payables due to managed entities and related parties, net:
Real estate investment entities (3)	$4,665	$2,942
Other	83	73
Payables to managed entities and related parties	$4,748	$3,015

(1)	Includes a $307,000 reserve for credit losses for management fees due from one of the Company's real estate investment entities: there was no reserve at December 31, 2014.

(2)
Amounts shown are net of reserves for credit losses of $17.4 million and $17.0 million as of June 30, 2015 and December 31, 2014, respectively, related to management fees due from one of the Company's commercial finance investment entities that, based on estimated cash distributions, are not expected to be collectible.

(3)
Reflects $4.3 million and $2.6 million in self-insurance funds provided by the Company's real estate investment entities as of June 30, 2015 and December 31, 2014, respectively, which are held in escrow by the Company to cover claims.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fees from unconsolidated investment entities:
Real estate (1)	$12,173	$8,519	$21,607	$17,444
Financial fund management	785	1,265	1,567	2,067
Commercial finance (2)	—	—	—	—
CVC Credit Partners – reimbursement of net costs and expenses	246	444	475	625
RRE Opportunity REIT I:
Reimbursement of costs and expenses	934	564	1,822	915
Dividends paid	29	29	44	58
RRE Opportunity REIT II:
Reimbursement of costs and expenses	762	446	1,499	948
Dividends paid	13	—	20	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(18)	(74)	(41)	(201)
Reimbursement of net costs and expenses	41	28	77	64
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(209)	(203)	(416)	(407)
Property management fees	38	77	76	93
Brandywine Construction & Management, Inc. – payment for property management of hotel property	(81)	(72)	(133)	(112)
Atlas Energy, L.P. – reimbursement of net costs and expenses	11	42	24	72
Ledgewood P.C. – payment for legal services	(55)	(43)	(89)	(67)
Graphic Images, LLC – payment for printing services	(36)	(29)	(84)	(89)
The Bancorp, Inc. – reimbursement of net costs and expenses	—	28	—	55
9 Henmar LLC – payment of broker/consulting fees	(14)	(15)	(17)	(18)

(1)
Reflects the reversal of discounts of $3,000 and $210,000 for the three and six months ended June 30, 2015, respectively, and $41,000 and $74,000 for the three and six months ended June 30, 2014, respectively, in connection with management fees from the Company's real estate investment entities that it expects to receive in future periods.

(2)
The Company waived management fees from its commercial finance investment entities of $31,000 and $80,000 during the three and six months ended June 30, 2015, respectively, and $276,000 and $500,000 during the three and six months ended June 30, 2014, respectively .

Relationship with Opportunity REIT I. As of June 30, 2015 and December 31, 2014, the Company had a receivable of $347,000 and $325,000, respectively, for reimbursement of operating costs and expenses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Relationship with Opportunity REIT II. On February 6, 2014, Opportunity REIT II commenced its initial public offering of up to $1.0 billion in common stock at a maximum price of $10 per share. This fund focuses on acquiring under-performing multifamily rental properties, distressed real estate and performing loans and is externally managed by Resource Real Estate, a subsidiary of the Company. As of June 30, 2015 and December 31, 2014, the Company had an $893,000 and $3.4 million receivable from Opportunity REIT II for offering costs and operating expense reimbursements. On June 14, 2014, the Company had provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest at LIBOR plus 300 basis points which was repaid in full by June 30, 2014.
Relationship with CVC Credit Partners. On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In connection with the original loan agreement, the Company made an additional advance of €500,000 on December 8, 2014. In September 2014, the Company extended the maturity of the note until April 2015 and, in March of 2015, further extended the maturity to September 30, 2015.
Advances to Real Estate Limited Partnership. The Company made advances to one of its affiliated real estate limited partnerships under a revolving note of up to $3.0 million bearing interest at the prime rate. Advances outstanding of $2.3 million as of June 30, 2014 were repaid in full on December 16, 2014. The Company recorded interest income on this loan of $19,000 and $37,000, respectively, for the three and six months ended June 30, 2014.
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
Investment securities. The Company uses quoted market prices to value its investments in DIF, CIF and TBBK common stock (Level 1) and net asset value ("NAV") calculated by the independent fund administrator to value its investment in RREGPS. The Company can redeem its investment in RREGPS with 60-day notice. The underlying investments in RREGPS are all publicly-traded securities as of June 30, 2015 (Level 2).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The fair value of the Company's investments in CLO and CDO securities are based on internally-generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. The significant unobservable inputs used in the fair value measurement include the constant prepayment rate ("CPR"), a probability of default ("CDR"), severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.  As of June 30, 2015, the Company holds four securities of value within its trading portfolio, three of which are debt/equity investments in externally managed CDO issuers and one is a term loan (Level 3).
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's contractual commitment associated with its investment in the Apidos-CVC preferred stock was initially valued at $589,000 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
The fair value of the Company’s assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities
June 30, 2015	$497	$715	$9,658	$10,870
December 31, 2014	$310	$741	$8,489	$9,540

Liabilities - Apidos contractual commitment	Level 1	Level 2	Level 3	Total
June 30, 2015	$—	$—	$664	$664
December 31, 2014	$—	$—	$745	$745
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during six months ended June 30, 2015 (in thousands):

Investment Securities
Balance, beginning of year	$8,489
Purchases	1,056
Income accreted	572
Payments and distributions received, net	(944)
Sales	(175)
Losses on sales of trading securities	(15)
Unrealized holding gains on trading securities	43
Change in unrealized gains included in accumulated other comprehensive loss	632
Balance, end of period	$9,658

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	15,063
Income accreted	995
Payments and distributions received, net	(3,752)
Sales	(13,235)
Gain on sale of investment securities, net	445
Unrealized losses on trading securities	(200)
Gains on trading securities	1,834
Change in unrealized losses included in accumulated other comprehensive loss	(68)
Balance, end of year	$8,489
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at June 30, 2015	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$9,377	Discounted cash flow	Constant default rate	0% - 2%
			Loss severity rate	25%
			Constant prepayment rate - year one	30%
			Constant prepayment rate - thereafter	25%
			Reinvestment price on collateral	99.5%
			Reinvestment spread	0% - 450%
			Discount rates	14%

Trading securities	$281	Net asset value	Value of underlying assets	variable
		Discounted cash flow	Constant default rate	5% - 9%
			Constant prepayment rate	20% - 30%
			Loss severity rate	30%
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$9,984	$10,820	$10,088	$11,197
Senior Notes	10,000	13,240	10,000	12,820
Other debt	1,045	1,045	324	324
	$21,029	$25,105	$20,412	$24,341
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at June 30, 2015 and December 31, 2014.
NOTE 17 - COMMITMENTS AND CONTINGENCIES
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $134,000 and $100,000 as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015 and December 31, 2014, Resource Securities net capital was $881,000 and $1.4 million, respectively, which exceeded the minimum requirements by $700,000 and $1.3 million, respectively.
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($1.1 million as of June 30, 2015) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of June 30, 2015, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
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
In connection with the Pearlmark joint venture, the Company is committed to fund up to $8.0 million, of which $3.0 million has been funded as of June 2015. The agreement limits the 2015 contributions to $6.0 million. This funding is reflected as the Company's investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors.
Financial fund management commitments. In connection with the Company's investment in CVC Credit Partners, the joint venture, in its capacity as the fund manager for some its managed accounts/funds, is contractually committed to invest capital along with third-party investors. Accordingly, as of June 30, 2015, the Company’s pro-rata portion of the unfunded capital commitments totaled $5.4 million across four such funds/accounts. The Company expects these unfunded commitments to be called over the next two years.
General corporate commitments. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of June 30, 2015, except for the executive compensation, the Company did not believe it was probable that any payments would be required under any of its commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
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

Three Months Ended June 30, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$19,705	$2,556	$7	$—	$22,268	$24,201	$(3,370)	$43,099
Equity in earnings (losses) of unconsolidated entities	1,411	2,225	(5)	—	3,631	—	(734)	2,897
Total revenues	21,116	4,781	2	—	25,899	24,201	(4,104)	45,996
Segment operating expenses	(12,082)	(3,154)	(458)		(15,694)	(54,535)	3,368	(66,861)
General and administrative expenses	(1,376)	(451)	—	(2,354)	(4,181)	—	—	(4,181)
Provision for credit losses	(194)	—	(82)	—	(276)	—	—	(276)
Depreciation and amortization	(343)	(16)	—	(156)	(515)	—	—	(515)
Impairment on investment in unconsolidated entities	—	(4,346)	—	—	(4,346)	—	—	(4,346)
Interest expense	(179)	—	(1)	(275)	(455)	—	—	(455)
Other income (expense), net	248	475	2	(36)	689	10,537	(454)	10,772
Pretax loss (income) attributable to noncontrolling interests (2)	(63)	—	—	—	(63)	(8,296)	30,348	21,989
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$7,127	$(2,711)	$(537)	$(2,821)	$1,058	$(28,093)	$29,158	$2,123

Six Months Ended June 30, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$35,999	$5,685	$20	$—	$41,704	$48,562	$(6,822)	$83,444
Equity in earnings (losses) of unconsolidated entities	2,083	4,233	(20)	—	6,296	—	(1,555)	4,741
Total revenues	38,082	9,918	—	—	48,000	48,562	(8,377)	88,185
Segment operating expenses	(23,581)	(6,144)	(1,037)	—	(30,762)	(75,595)	6,736	(99,621)
General and administrative expenses	(2,255)	(735)		(4,488)	(7,478)	—	—	(7,478)
Provision for credit losses	(308)	—	(370)	—	(678)	—	—	(678)
Depreciation and amortization	(655)	(32)	—	(285)	(972)	—	—	(972)
Impairment on investment in unconsolidated entities	—	(4,346)	—	—	(4,346)	—	—	(4,346)
Interest expense	(362)	—	(1)	(513)	(876)	—	—	(876)
Other income (expense), net	471	916	3	(387)	1,003	27,053	(921)	27,135
Pretax income attributable to noncontrolling interests (2)	(55)	—	—	—	(55)	(16,864)	21,121	4,202
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$11,337	$(423)	$(1,405)	$(5,673)	$3,836	$(16,844)	$18,559	$5,551

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Three Months Ended June 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$13,674	$6,826	$—	$—	$20,500	$23,828	$(3,040)	$41,288
Equity in (losses) earnings of unconsolidated entities	(226)	1,315	(42)	—	1,047	—	—	1,047
Total revenues	13,448	8,141	(42)	—	21,547	23,828	(3,040)	42,335
Segment operating expenses	(9,105)	(2,779)	(123)	—	(12,007)	(16,853)	3,053	(25,807)
General and administrative expenses	(731)	(445)	—	(1,553)	(2,729)	—	—	(2,729)
Reversal of (provision for) credit losses	7	—	(1,582)	—	(1,575)	—	—	(1,575)
Depreciation and amortization	(310)	(20)	—	(135)	(465)	—	—	(465)
Gain on sale of investment securities, net	—	370	—	—	370	—	—	370
Interest expense	(191)	—	(9)	(297)	(497)	—	—	(497)
Other income, net	111	555	—	(76)	590	10,281	(561)	10,310
Pretax loss (income) attributable to noncontrolling interests (2)	(84)	—	—	—	(84)	(17,405)	—	(17,489)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$3,145	$5,822	$(1,756)	$(2,061)	$5,150	$(149)	$(548)	$4,453

Six Months Ended June 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$27,304	$12,816	$—	$—	$40,120	$49,073	$(5,920)	$83,273
Equity in (losses) earnings of unconsolidated entities	(581)	2,400	(141)	—	1,678	—	—	1,678
Total revenues	26,723	15,216	(141)	—	41,798	49,073	(5,920)	84,951
Segment operating expenses	(17,980)	(7,168)	(226)	—	(25,374)	(28,138)	5,872	(47,640)
General and administrative expenses	(1,827)	(898)	—	(3,158)	(5,883)	—	—	(5,883)
Reversal of (provision for) credit losses	10	—	(2,793)	—	(2,783)	—	—	(2,783)
Depreciation and amortization	(618)	(31)	—	(267)	(916)	—	—	(916)
Gain on sale of investment securities, net	—	370	—	—	370	—	—	370
Interest expense	(387)	—	(9)	(584)	(980)	—	—	(980)
Other income, net	367	1,126	(2)	(164)	1,327	13,797	(1,115)	14,009
Pretax income attributable to noncontrolling interests (2)	(44)	—	—	—	(44)	(34,556)	—	(34,600)
Income (loss) from continuing operations including noncontrolling interests before taxes	$6,244	$8,615	$(3,171)	$(4,173)	$7,515	$176	$(1,163)	$6,528

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
June 30, 2015	$197,599	$49,022	$3,863	$(82,003)	$168,481	$2,774,224	$2,942,705
June 30, 2014	$183,279	$59,959	$5,469	$(83,429)	$165,278	$2,558,168	$2,723,446

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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
JUNE 30, 2015
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following reflects the assets and liabilities and operations of RSO which were consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	June 30, 2015	December 31, 2014
ASSETS (1)
Cash and cash equivalents	$145,010	$79,905
Restricted cash	45,755	122,138
Subtotal - Cash and cash equivalents	190,765	202,043
Investment securities, trading	32,680	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	170,935	197,800
Investment securities available-for-sale, at fair value	82,493	77,920
Subtotal - Investments, at fair value	286,108	296,506
Loans, pledged as collateral and net of allowances of $46.3 million and $4.6 million	2,042,885	1,925,980
Loans receivable–related party	—	558
Loans held for sale	111,122	113,675
Subtotal - Loans, before eliminations	2,154,007	2,040,213
Eliminations	—	(558)
Subtotal - Loans	2,154,007	2,039,655
Property held for sale	180	180
Investments in unconsolidated entities	56,150	59,827
Subtotal, Investments in real estate and unconsolidated entities	56,330	60,007
Line items included in "other assets":
Linked transactions, net at fair value	—	15,367
Derivatives, at fair value	4,289	5,304
Interest receivable	12,046	16,260
Deferred tax asset	12,828	12,634
Principal paydown receivable	11,525	40,920
Direct financing leases	1,590	2,109
Intangible assets	24,370	18,610
Prepaid expenses	3,913	4,196
Other assets	16,453	14,510
Subtotal - Other assets, before eliminations	87,014	129,910
Eliminations	—	(109)
Subtotal - Other assets	87,014	129,801
Total assets (excluding eliminations)	$2,774,224	$2,728,679
Total assets (including eliminations)	$2,774,224	$2,728,012
LIABILITIES (2)
Borrowings	$1,827,461	$1,716,871
Eliminations	332	205
Subtotal Borrowings	1,827,793	1,717,076
Distribution payable	25,504	30,592
Accrued interest expense	5,467	2,123
Derivatives, at fair value	6,991	8,476
Accrued tax liability	6,383	9,219
Accounts payable and other liabilities	9,769	9,287
Subtotal - Other liabilities, before eliminations	54,114	59,697
Eliminations	(2,474)	(2,446)
Subtotal - Other liabilities	51,640	57,251
Total liabilities (before eliminations)	$1,881,575	$1,776,568
Total liabilities (after eliminations)	$1,879,433	$1,774,327

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

RSO Balance Sheets Detail (in thousands):
	June 30, 2015	December 31, 2014
(1) Assets of consolidated Variable Interest Entities ("VIE") included in total assets above:
Cash and cash equivalents	$189	$25
Restricted cash	43,954	121,247
Investments securities available-for-sale, pledged as collateral, at fair value	84,858	119,203
Loans held for sale	6,027	282
Loans, pledged as collateral and net of allowances of $42.7 million and $3.3 million	1,352,546	1,261,137
Interest receivable	5,468	8,941
Prepaid expenses	182	221
Principal paydown receivable	—	25,767
Other assets	9	(12)
Total assets of consolidated RSO VIEs	$1,493,233	$1,536,811

(2) Liabilities of consolidated VIEs included in total liabilities above :
Borrowings	$1,047,172	$1,046,494
Accrued interest expense	852	1,000
Derivatives, at fair value	5,946	8,439
Unsettled loan purchases	(529)	(529)
Accounts payable and other liabilities	190	(386)
Total liabilities of consolidated RSO VIEs	$1,053,631	$1,055,018

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

RSO Operations Statement Detail (in thousands):
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES
Interest income:
Loans	$29,759	$26,219	$62,422	$46,448
Securities	5,500	3,391	9,552	7,395
Leases	163	—	258	—
Interest income − other	1,119	982	1,951	3,834
Total interest income	36,541	30,592	74,183	57,677
Interest expense	15,803	10,610	30,705	20,238
Net interest income	20,738	19,982	43,478	37,439
Rental income	—	1,507	—	6,659
Dividend income	17	17	33	153
Fee income	3,446	2,322	5,051	4,822
Revenues from consolidated VIE-RSO	24,201	23,828	48,562	49,073
OPERATING EXPENSES
Management fees − related party	3,500	3,314	7,060	6,394
Equity compensation − related party	791	2,032	1,786	3,699
Rental operating expense	—	1,077	6	4,473
Lease operating	24	—	47	—
General and administrative - Corporate	4,067	4,750	8,850	7,589
General and administrative - PCM	6,722	4,138	13,801	7,565
Depreciation and amortization	621	760	1,186	1,596
Impairment losses	—	—	59	—
Provision (recovery) for loan losses	38,810	782	42,800	(3,178)
Total operating expenses	54,535	16,853	75,595	28,138
Reclassification of income tax expense	—	—	—	—
Expenses of consolidated VIE-RSO	54,535	16,853	75,595	28,138
Adjusted operating income	(30,334)	6,975	(27,033)	20,935
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	662	1,762	1,368	3,776
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	9,745	1,648	24,168	3,736
Net realized and unrealized gains (loss) on investment securities, trading	279	(650)	2,353	(2,210)
Unrealized gain (loss) and net interest income on linked transactions, net	—	5,012	235	7,317
(Loss) on reissuance/ gain on extinguishment of debt	(171)	(533)	(1,071)	(602)
(Loss) gain on sale of real estate	22	3,042	—	3,042
Other income (expense)	—	—	—	(1,262)
Other income, net, from consolidated VIE - RSO	10,537	10,281	27,053	13,797
Income from continuing operations	(19,797)	17,256	20	34,732
Income tax (expense) benefit - RSO	(2,918)	446	(4,765)	430
NET INCOME (LOSS)	(22,715)	17,702	(4,745)	35,162
Net (loss) income allocated to preferred shares	(6,116)	(3,358)	(12,207)	(5,758)
Net (income) loss allocable to non-controlling interest, net of taxes	(2,180)	333	(4,657)	389
NET INCOME (LOSS) ALLOCABLE TO RSO COMMON SHAREHOLDERS	$(31,011)	$14,677	$(21,609)	$29,793
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

RSO Cash Flow Detail (in thousands)	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,745)	$35,162
Items included in "Change in cash attributable to consolidated VIE-RSO":
Provision (recovery of) for loan losses	42,800	(3,178)
Depreciation of investments in real estate and other	5,572	1,922
Amortization of stock-based compensation	1,786	3,699
Amortization of (accretion) of terminated derivative instruments	134	142
Accretion (amortization) of interest-only available-for-sales securities	1,868	(339)
Deferred income tax (benefit) expense	(194)	(689)
Sale (purchase) of residential mortgage loans held for sale, net	15,229	(12,162)
Capitalization of residential mortgage servicing rights	(7,848)	—
Sale (purchase) of securities, trading, net	(9,541)	429
Net realized and unrealized loss (gain) on investment securities, trading	(2,353)	2,210
Net realized (gain) loss on sales of investment securities available-for-sale and loans	(24,168)	(2,148)
Loss (gain) on reissuance (extinguishment) of debt	1,071	602
Loss (gain) on sales of real estate	—	(3,042)
Settlement of derivative instruments	12,405	442
Net impairment losses recognized in earnings	59	—
Linked transactions fair value adjustments	(235)	(5,923)
Equity in net (earnings) losses of unconsolidated subsidiaries	(1,368)	(3,776)
Changes in operating assets and liabilities, net of acquisitions	12,376	979
Net cash provided by (used in) operating activities	47,593	(20,832)
Change in consolidated VIE-RSO cash for the period	(65,105)	95,584
Subtotal - Change in cash attributable to consolidated VIE-RSO before eliminations	(17,512)	74,752
Elimination of intercompany activity	(29)	(28)
Subtotal - Adjustments to reconcile net income (loss) and operating cash flows to net income (loss) of consolidated VIE-RSO	(17,541)	74,724
Net cash provided by (used in ) operating activities of consolidated VIE-RSO (excluding eliminations)	42,848	14,330

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans	(436,440)	(489,800)
Purchase of securities available-for-sale	(11,320)	(107,339)
Subtotal - Purchase of loans and securities by consolidated VIE-RSO, before eliminations	(447,760)	(597,139)
Principal payments received on loans	209,744	196,973
Proceeds from sale of loans	93,146	44,024
Principal payments on securities available-for-sale	49,819	25,774
Proceeds from sale of securities available-for-sale	37,221	99,151
Principal payments received on loans - related parties	558	1,759
Investment in loans - related parties	—	(244)
Subtotal - principal payments and proceeds from sales received by consolidated VIE-RSO, before eliminations	390,488	367,437

(Increase) decrease in restricted cash	57,089	10,543

Items included in "Other investing activity of consolidated VIE-RSO":
Return of capital from (investment in) unconsolidated entity	5,000	8,911
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)
Proceeds from sale of real estate held-for-sale	44	31,202
Improvements of investments in real estate	—	252
Purchase of furniture and fixtures	(10)	(69)
Acquisition of property and equipment	(228)	(332)
Subtotal - Other investing activity of consolidated VIE-RSO, before eliminations	4,806	9,531
Eliminations	(821)	(391)
Subtotal - Other investing activity of consolidated VIE-RSO	3,985	9,140
Net cash used in investing activities of consolidated VIE-RSO (excluding eliminations)	4,623	(209,628)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE-RSO"
Proceeds from borrowings:
Repurchase agreements, net of repayments	—	142,019
Senior secured revolving credit facility	99,500	—
Securitizations	282,127	43,000
Convertible senior notes	99,000	16,502
Reissuance of debt	12,229	—
Payments on borrowings:
Securitization	(290,190)	(152,556)
Senior secured revolving credit facility	(62,000)	—
Repurchase agreements, net of borrowings	(56,383)	—
Subtotal - net borrowings of debt by consolidated VIE-RSO	84,283	48,965
Distributions paid on common stock	(48,006)	(51,457)
Elimination of dividends paid to RAI	936	572
Distributions paid on common stock of consolidated VIE-RSO, after eliminations	(47,070)	(50,885)
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan, net of offering costs	129	14,554
Proceeds from issuance of preferred shares, net of offering costs	3,035	148,765
Repurchase of common stock	(5)	—
Subtotal - net proceeds from issuance of stock by consolidated VIE-RSO	3,159	163,319
Payment of debt issuance costs	(7,986)	(8)
Distributions paid to non-controlling interests	(3,814)	—
Proceeds received from non-controlling interests	2,676	—
Payment of equity to third party sub-note holders	(519)	(799)
Distributions paid on preferred stock	(12,159)	(4,679)
Subtotal - Other consolidated financing activity of consolidated VIE-RSO, before eliminations	(21,802)	(5,486)
Eliminations	100	—
Subtotal - Other consolidated financing activity of consolidated VIE-RSO	(21,702)	(5,486)
Net cash provided by financing activities of consolidated VIE-RSO, excluding eliminations	17,634	155,341
Net increase (decrease) in cash and cash equivalents	65,105	(39,957)
Cash and cash equivalents, beginning of year of consolidated VIE-RSO	79,905	262,270
Cash and cash equivalents, end of period of consolidated VIE-RSO	$145,010	$222,313

Supplemental disclosures:
Interest expense paid in cash	$21,402	$17,438
Income taxes paid in cash	$9,182	$3,249

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

A.	Summary of Significant Accounting Policies - RSO
Reclassifications
Certain reclassifications have been made to RSO's 2014 consolidated financial statements to conform to the 2015 presentation.

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interests in VIEs. RSO monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary. RSO continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of twelve VIEs at June 30, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that RSO was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2 and RCC 2015-CRE3 were formed on behalf of RSO to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Company manages the commercial real estate-related entities on behalf of RSO and CVC Credit Partners manages the commercial finance-related these entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
Moselle CLO was a European securitization in which RSO purchased a $30.4 million interest in the form of subordinate notes representing 100% of the Class 1 Subordinated Notes and 67.9% of the Class 2 subordinated Notes in February 2014. The CLO was managed by an independent third-party and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the CLO. Though neither RSO nor one of its related parties managed the CLO, due to certain unilateral kick-out rights within the collateral management agreement it was determined that RSO had the power to direct the activities that most significantly impact the economic performance of Moselle CLO. Having both the power to direct the activities that most significantly impacted Moselle CLO and a financial interest that was expected to absorb both positive and negative variability in the CLO that could potentially be significant, RSO was determined to be the primary beneficiary of Moselle CLO and, therefore, consolidated the CLO. During the fourth quarter of 2014, the CLO began the liquidation process and all assets were subsequently sold.
Whitney CLO I was a securitization in which RSO acquired rights to manage the collateral assets held by the entity in February 2011. For a discussion on the primary beneficiary analysis for Whitney, see “- Unconsolidated VIEs - Resource Capital Asset Management,” below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

On July 9, 2014, RCC Residential, together with RSO and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio, is managed by RSO. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenue and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. RSO was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity. RSO's ownership interest of the portfolio's remaining assets was 45.9% as of June 30, 2015.
For consolidated CLOs in which RSO does not own 100% of the subordinated notes, RSO imputes an interest rate using expected cash flows over the life of the CLO and records the third party's share of the cash flows as interest expense on RSO's consolidated statements of operations.
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
The creditors of RSO’s twelve consolidated VIEs have no recourse to the general credit of RSO. However, RSO in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize future cash flows from the CDO. For the three and six months ended June 30, 2015 and 2014, RSO has provided no financial support. For the three and six months ended June 30, 2014, RSO provided financial support of $10,000 and $549,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does RSO have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements that obligate RSO to provide financial support to any of its consolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of RSO's consolidated VIEs as of June 30, 2015 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	Moselle	RCM Global, LLC	Total
ASSETS (1)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$189	$189
Restricted cash (1)	347	3,613	37,231	116	20	250	1,815	—	5	557	—	43,954
Investment securities available-for-sale, pledged as collateral, at fair value	—	—	10,268	—	5,854	56,448	—	—	—	—	12,288	84,858
Loans, pledged as collateral	—	—	180,758	—	94,504	190,911	192,480	351,301	342,592	—	—	1,352,546
Loans held for sale	153	1,358	4,516	—	—	—	—	—	—	—	—	6,027
Interest receivable	—	—	734	—	374	1,302	792	1,324	1,240	—	(298)	5,468
Prepaid assets	—	10	24	—	15	95	28	10	—	—	—	182
Principal paydown receivable	—	—	—	—	—	—	—	—	—	—	—	—
Other assets	—	—	—	—	—	—	—	9	—	—	—	9
Total assets (2)	$500	$4,981	$233,531	$116	$100,767	$249,006	$195,115	$352,644	$343,837	$557	$12,179	$1,493,233

LIABILITIES
Borrowings	$—	$—	$208,893	$—	$57,205	$125,055	$145,786	$231,846	$278,228	$159	$—	$1,047,172
Accrued interest expense	—	—	253	—	33	97	132	125	212	—	—	852
Derivatives, at fair value	—	—	—	—	346	5,600	—	—	—	—	—	5,946
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	(529)	(529)
Accounts payable and other liabilities	—	3	14	—	9	1	—	—	—	161	2	190
Total liabilities	$—	$3	$209,160	$—	$57,593	$130,753	$145,918	$231,971	$278,440	$320	$(527)	$1,053,631

(1)	Includes $2.1 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(3)	In October 2013, RSO liquidated Apidos CLO VIII and all of the assets were sold. However, RSO still owns its share of beneficial interests that caused it to consolidate it.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of June 30, 2015. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss,” column in the table below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, RSO and LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of the Company, and LEAF Commercial Capital, Inc. ("LCC") entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, RSO's investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, RSO entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO's fully-diluted interest in LCC, assuming conversion, was 28.4% at June 30, 2015. RSO's investment in LCC was recorded at $39.8 million and $39.4 million as of June 30, 2015 and December 31, 2014, respectively. RSO determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $8.5 million and $9.4 million at June 30, 2015 and December 31, 2014, respectively. RSO recognized fee income of $896,000 and $1.9 million for the for the three and six months ended June 30, 2015, respectively, and $1.1 million and $2.8 million for the three and six months ended June 30, 2014, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, RSO determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its equity ownership to 68.3% of the outstanding preferred equity of Whitney CLO I. In September 2013, RSO liquidated Whitney CLO I, and, as a result, all of the assets were sold.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Investment in ZAIS
In February 2015, RSO made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its consolidated subsidiary Pelium Capital together with a certain Resource America employee. RSO, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicles warehousing period. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an unrelated entity to RSO or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either by cause by the entity’s administrative agent in an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the collateral managers or its affiliates. Although RSO has an investment in the entity that is potentially significant, because it was determined that RSO did not have the ability to kick out the collateral manager, RSO was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4, Limited. As of June 30, 2015, RSO had invested $8.3 million and $1.8 million through ZAIS and Pelium Capital, respectively.
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of June 30, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investment in ZAIS	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$39,818	$1,548	$—	$10,228	$51,594	51,594
Intangible assets	—	—	8,542	—	8,542	8,542
Total assets	39,818	1,548	8,542	10,228	60,136

Borrowings	—	51,308	—	—	51,308	N/A
Total liabilities	—	51,308	—	—	51,308	N/A
Net asset (liability)	$39,818	$(49,760)	8,542	$10,228	$8,828	N/A
As of June 30, 2015, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Six Months Ended
	June 30,
	2015	2014
Non-cash investing activities include the following:
Conversion of linked transactions assets to CMBS (1)	$48,605	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$21,426	$26,179
Distributions on preferred stock declared but not paid	$4,078	$4,353
Issuance of restricted stock	$1,158	$646
Conversion of linked transaction liabilities to repurchase agreement borrowings (1)	$33,377	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015, RSO unlinked their previously linked transactions, resulting in non-cash increases in both their CMBS and related repurchase borrowings balances.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

D.	Investment securities, trading - RSO
The following table summarizes RSO's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands). Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential debt.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2015:
Structured notes	$32,519	$3,027	$(2,866)	$32,680
RMBS	1,896	—	(1,896)	—
Total	$34,415	$3,027	$(4,762)	$32,680

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
RSO sold ten and one securities during the six months ended June 30, 2015 and 2014, for a net realized gain of $621,000 and $379,000, respectively. RSO held 47 and 37 investment securities, trading as of June 30, 2015 and December 31, 2014, respectively.

E.	Investment securities available-for-sale - RSO
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2015:
CMBS	$181,399	$5,114	$(1,191)	$185,322
RMBS	2,422	112	(60)	2,474
ABS	55,039	8,755	(553)	63,241
Corporate bonds	2,419	5	(33)	2,391
Total	$241,279	$13,986	$(1,837)	$253,428

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

(1)	As of June 30, 2015 and December 31, 2014, $170.9 million and $197.8 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table summarizes the estimated maturities of RSO’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of June 30, 2015:
Less than one year	$108,353	(1)	$107,588	6.72%
Greater than one year and less than five years	95,677		88,814	6.94%
Greater than five years and less than ten years	17,522		16,245	13.43%
Greater than ten years	31,876		28,632	9.05%
Total	$253,428		$241,279	7.56%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)	RSO expects that the maturity date of these CMBS and ABS will either be extended or the security will be paid in full.
At June 30, 2015, the contractual maturities of the CMBS investment securities available-for-sale range from July 2015 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is September 2026. The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of June 30, 2015:
CMBS	$31,158	$(246)	24	$18,989	$(945)	10	$50,147	$(1,191)	34
ABS	3,258	(524)	11	691	(29)	2	3,949	(553)	13
Corporate Bonds	—	—	—	1,435	(33)	1	1,435	(33)	1
RMBS	1,132	(60)	2	—	—	—	1,132	(60)	2
Total temporarily impaired securities	$35,548	$(830)	37	$21,115	$(1,007)	13	$56,663	$(1,837)	50

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate Bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

During the three and six months ended June 30, 2015 and 2014, RSO did not recognize other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes RSO's sales of investment securities available-for-sale, (in thousands, except number of securities):

	For the Three Months Ended
	Positions Sold	Par Amount Sold	Realized Gain (Loss)
June 30, 2015
ABS	3	$3.626	$1.838
RMBS	6	$28,305	$984

June 30, 2014
CMBS	3	$15,970	$480
The amounts above do not include redemptions. During the three and six months ended June 30, 2015, RSO did not redeem any corporate bond positions. During the three and six months ended June 30, 2014, RSO had one corporate bond position redeemed with a total par value of $630,000, and recognized a loss of approximately $1,000. In addition, during the three and six months ended June 30, 2015, RSO redeemed one ABS position with a total par value of $400,000, and recognized a gain of $2,900. During the three and six months ended June 30, 2014, RSO had one ABS position redeemed with a total par value of $2.5 million, and recognized a gain of $25,500.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

F.	Loans - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium (1)	Carrying Value (2)
As of June 30, 2015:
Commercial real estate loans:
Whole loans	$1,510,814	$(8,211)	$1,502,603
B notes	16,026	(29)	15,997
Mezzanine loans	54,821	1	54,822
Total commercial real estate loans	1,581,661	(8,239)	1,573,422
Bank loans	182,338	(581)	181,757
Middle market loans	331,822	(827)	330,995
Residential mortgage loans, held for investment	3,030	—	3,030
Subtotal loans before allowances	2,098,851	(9,647)	2,089,204
Allowance for loan loss	(46,319)	—	(46,319)
Total loans held for investment, net of allowances	2,052,532	(9,647)	2,042,885
Bank loans held-for-sale	6,028	—	6,028
Residential mortgage loans held-for-sale, at fair value (3)	105,094	—	105,094
Total loans held-for-sale	111,122	—	111,122
Total loans, net	$2,163,654	$(9,647)	$2,154,007

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans, net of allowances	1,935,793	(9,813)	1,925,980
Bank loans held-for-sale	282	—	282
Residential mortgage loans held-for-sale, at fair value (3)	111,454	—	111,454
Total loans held-for-sale	111,736	—	111,736
Total loans, net	$2,047,529	$(9,813)	$2,037,716

(1)
Amounts include deferred amendment fees of $53,000 and $88,000 and deferred upfront fees of $27,000 and $82,000 being amortized over the life of the bank loans as of June 30, 2015 and December 31, 2014, respectively.  Amounts include loan origination fees of $8.2 million and $7.6 million as of June 30, 2015 and December 31, 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at June 30, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

(3)
Residential mortgage loans held for sale, at fair value consisted of $64.8 million and $40.3 million of agency-conforming and jumbo mortgage loans, respectively, as of June 30, 2015. Residential mortgage loans held for sale, at fair value consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014.

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of June 30, 2015:
Whole loans, floating rate (1) (4) (6)	83	$1,502,603	LIBOR plus 1.75% to LIBOR plus 15.00%	July 2015 to February 2019
B notes, fixed rate	1	15,997	8.68%	April 2016
Mezzanine loans, fixed rate (7)	3	54,822	9.01% to 16.00%	January 2016 to September 2016
Total (2)	87	$1,573,422

As of December 31, 2014:
Whole loans, floating rate (1) (5) (6)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $104.5 million and $105.1 million in unfunded loan commitments as of June 30, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan loss of $42.1 million and $4.0 million as of June 30, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers. Additionally, the whole loan set to mature in July 2015 paid off in full in July 2015.

(4)
Includes two whole loans with a combined $12.3 million mezzanine component that have fixed rates of 12.0% and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15% as of June 30, 2015.

(5)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0% and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15% as of December 31, 2014.

(6)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of June 30, 2015 and December 31, 2014.

(7)
Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30, 2015. RSO does not accrue interest in this loan as of June 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following is a summary of the weighted average maturity of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of June 30, 2015:
B notes	$—	$15,997	$—	$15,997
Mezzanine loans	—	16,750	38,072	54,822
Whole loans	3,250	27,691	1,471,662	1,502,603
Total (1)	$3,250	$60,438	$1,509,734	$1,573,422

	2015	2016	2017 and Thereafter	Total
As of December 31, 2014:
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

(1)	Weighted average maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At June 30, 2015 and December 31, 2014, approximately 22.7% and 27.4%, respectively, of RSO’s commercial real estate loan portfolio was concentrated in California; approximately 6.2% and 7.3%, respectively, in Arizona, and approximately 28.8% and 27.3%, respectively, in Texas.
Bank Loans
At June 30, 2015, RSO’s bank loan portfolio, including loans held for sale, consisted of $186.8 million (net of allowance of $997,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.50%, and the three month LIBOR plus 8.50% with maturity dates ranging from July 2015 to February 2024.
At December 31, 2014, RSO’s bank loan portfolio, including loans held for sale, consisted of $330.4 million (net of allowance of $570,000) of floating rate loans, which bear interest ranging between the three month LIBOR plus 1.25%, and the three month LIBOR plus 8.75% with maturity dates ranging from January 2015 to February 2024.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table provides information as to the lien position and status of RSO bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of June 30, 2015:
Loans held for investment:
First lien loans	$—	$—	$179,219	$179,219
Second lien loans	—	—	2,064	2,064
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	215	215
Defaulted second lien loans	—	—	259	259
Total	—	—	181,757	181,757
First lien loans held for sale at fair value	154	1,358	4,516	6,028
Total	$154	$1,358	$186,273	$187,785

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	$282
Total	$153	$81,167	$249,610	$330,930
The following is a summary of the weighted average maturity of RSO’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	June 30, 2015	December 31, 2014
Less than one year	$6,580	$7,829
Greater than one year and less than five years	175,208	274,332
Five years or greater	5,997	48,769
	$187,785	$330,930
At June 30, 2015 approximately 11.8%, 10.9% and 10.3%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of diversified/conglomerate service, automobile and healthcare, education, and childcare, respectively. At December 31, 2014, approximately 11.7%, 8.5% and 17.5% of RSO’s bank loan portfolio was concentrated in the collective industry grouping of diversified/conglomerate service, automobile and healthcare, education, and childcare, respectively.
Middle Market Loans
At June 30, 2015, RSO’s middle market loan portfolio consisted of $327.8 million (net of allowance of $3.2 million) of floating rate loans, which bear interest ranging between the one or three month LIBOR plus 5.50%, and one or three month LIBOR plus 11.75% with maturity dates ranging from December 2016 to May 2023.
At December 31, 2014, RSO’s middle market portfolio consisted of $250.1 million of floating rate loans, which bore interest ranging between the three month LIBOR plus 5.50%, and the three month LIBOR plus 9.25% with maturity dates ranging from December 2016 and November 2022.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table provides information as to the lien position and status of middle market loans, at amortized cost (in thousands):

	June 30, 2015	December 31, 2014
First Lien	$218,013	$149,287
Second Lien	108,026	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	4,956	—
	$330,995	$250,113
The following is a summary of the weighted average maturity of RSO’s middle market loans, at amortized cost (in thousands):

	June 30, 2015	December 31, 2014
Less than one year	$—	$—
Greater than one year and less than five years	191,670	132,353
Five years or greater	139,325	117,760
	$330,995	$250,113
At June 30, 2015 and December 31, 2014, approximately 12.3% and 2.8%, respectively, of RSO's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 11.2% and 13.7%, respectively, of RSO's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service.

The following is a summary of the allocation of the allowance for loan loss with respect to RSO's loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of June 30, 2015:
B notes	$20	0.04%
Mezzanine loans	38,145	82.36%
Whole loans	3,950	8.53%
Bank loans	997	2.15%
Middle market loans	3,207	6.92%
Total	$46,319

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.46%
Bank loans	570	12.36%
Total	$4,613

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Principal paydown receivables represent the portion of RSO loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, RSO has not received and applied to the outstanding loan balance. At June 30, 2015, principal paydown receivables relating to RSO's commercial real estate loan portfolio totaled $11.5 million, the entirety of which RSO received in cash in July 2015. At December 31, 2014, principal paydown receivables relating to RSO's commercial real estate loan portfolio totaled $40.9 million, the entirety of which RSO received in cash during January 2015.
During the quarter ended June 30, 2015, approximately 43.8% of RSO's residential mortgage loans were originated in Georgia, 10.7% in Virginia, 9.8% in Utah, 5.0% in Florida and 4.8% in North Carolina. During the year ended December 31, 2014, approximately 56.0% of RSO's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee.

G.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of June 30, 2015 and December 31, 2014 and equity in earnings of unconsolidated subsidiaries for the three and six months ended June 30, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiary
		Balance as of	Balance as of	For the three months ended	For the six months ended	For the three months ended	For the three months ended
	Ownership %	June 30, 2015	December 31, 2014	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Värde Investment Partners, L.P.	7.5%	$654	$654	$—	$—	$(19)	$(20)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	—	46	870	1,736
Investment in LCC Preferred Stock	28.4%	39,819	39,416	350	402	(278)	(872)
Investment in CVC Global Credit Opportunities Fund (2)	17.4%	14,129	18,209	312	920	1,124	1,958
Investment in Life Care Funding (3)	60.7%	—	—	—	—	—	(75)
Investment in School Lane House (1)		—	—	—	—	65	1,049
Subtotal		54,602	58,279	662	1,368	1,762	3,776
Investment in RCT I and II (4)	3.0%	1,548	1,548	(602)	(1,195)	(594)	(1,184)
Investment in Preferred Equity (1)(5)		—	—	—	—	167	244
Total		$56,150	$59,827	$60	$173	$1,335	$2,836

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investment in Preferred Equity were sold or repaid as of December 31, 2014.

(2)	In March 2015, RSO elected a partial redemption of $5.0 million from the fund.

(3)
In January 2013, Long Term Care Conversion ("LTCC") invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. In February 2014, RSO invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership after consolidation.

(4)	For the three and six months ended June 30, 2015 and 2014, these amounts are recorded in interest expense on RSO's consolidated statements of operations.
(5) For the three and six months ended June 30, 2014, these amounts are recorded in interest income on loans on RSO's consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

H.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of June 30, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	38,072	1,734	3,320	(110)	(216)	42,800
Loans charged-off	—	(1,307)	(113)	110	216	(1,094)
Recoveries	—	—	—	—	—	—
Allowance for losses at June 30, 2015	$42,115	$997	$3,207	$—	$—	$46,319
Ending balance:
Individually evaluated for impairment	$40,275	$257	$3,207	$—	$—	$43,739
Collectively evaluated for impairment	$1,840	$740	$—	$—	$—	$2,580
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$128,927	$474	$330,995	$—	$—	$460,396
Collectively evaluated for impairment	$1,444,495	$181,283	$—	$3,030	$—	$1,628,808
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Credit quality indicators
Bank Loans
RSO uses a risk grading matrix to assign grades to bank loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating.  A loan with a rating of a 1 is considered performing within expectations, a loan with a rating of a 2 is considered watching closely with limited liquidity concerns, a loan with a rating of a 3 is considered to have possible future liquidity concerns, a loan with a rating of a 4 is considered to have nearer term liquidity concerns, and a loan with a rating of 5 has defaulted. RSO also designates loans that are sold after the period end as held for sale at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales. RSO considers metrics such as performance of the underlying company, liquidity, collectability of interest, enterprise valuation, default probability, ratings from rating agencies and industry dynamics in grading its bank loans.
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2015:
Bank loans	$162,007	$12,577	$4,249	$2,450	$474	$6,028	$187,785

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of RSO’s bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $474,000 as of June 30, 2015. As of December 31, 2014, all of RSO’s bank loans were current with respect to debt service with the exception of two loans with an amortized aggregate cost of $1.4 million, one of which defaulted as of March 31, 2014, and the other of defaulted as of September 30, 2014.
Middle Market Loans
RSO uses a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating. A loan with a rating of a 1 is considered performing above expectations, a loan with a rating of a 2 is considered performing within expectations, a loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected, a loan with a rating of a 4 is considered to performing below expectations and some loss of interest or dividend is expected but no loss of principal, and a loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. RSO considers metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of June 30, 2015:
Middle market loans	$19,225	$292,983	$13,831	$—	$4,956	$—	$330,995

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
As of June 30, 2015, one loan was in default with a risk rating of a 5. The rest of RSO's portfolio is current with respect to debt service. All of RSO’s middle market loans were current with respect to debt service as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Commercial Real Estate Loans
RSO uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing RSO’s highest rating and 4 representing its lowest rating.  A loan with a rating of 1 is considered to have satisfactory performance with no issues noted. A loan is graded with a rating of a 2 if a surveillance trigger event has occurred without mitigating circumstance to support such event. These loans are closely monitored and evaluated for possible migration to rating 3. A loan with a rating 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. A loan with a rating of a 4 is considered to be in default or that default is imminent and full recovery of the unpaid principal balance is improbable. RSO also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, RSO considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
During the quarter ended June 30, 2015, RSO recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed the fair value of the underlying collateral declined from that as of March 31, 2015. Contributing to this decline was a modification of the senior mortgage that accelerated the time horizon for disposing of the three remaining properties collateralizing the loan. Compounding this fact, the remaining three luxury brand hotel properties securing the loan are located in or near San Juan, Puerto Rico, and recent economic and credit disruptions in Puerto Rico resulted in events that caused RSO to determine that realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of June 30, 2015:
Whole loans	$1,467,901	$32,500	$—	$2,202	$—	$1,502,603
B notes	15,997	—	—	—	—	15,997
Mezzanine loans	16,750	—	—	38,072	—	54,822
	$1,500,648	$32,500	$—	$40,274	$—	$1,573,422

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
RSO’s had no delinquent commercial real estate loans as of June 30, 2015 and December 31, 2014.
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
Loans Receivable - Related Party
RSO recorded a recovery on loan losses of $216,000 the six months ended June 30, 2015 for provisions recorded during the year ended December 31, 2014. During the year ended December 31, 2014, RSO recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bring direct financing leases in the amount of $2.1 million onto RSO's books in lieu of the loan receivable.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (3)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of June 30, 2015:
Whole loans	$—	$—	$—	$—	$1,502,603	$1,502,603	$—
B notes	—	—	—	—	15,997	15,997	—
Mezzanine loans	—	—	—	—	54,822	54,822	—
Bank loans (1)	—	—	474	474	187,311	187,785	—
Middle market loans	—	4,956	—	4,956	326,039	330,995	—
Residential mortgage loans (2)	—	80	116	196	107,928	108,124	—
Total loans	$—	$5,036	$590	$5,626	$2,194,700	$2,200,326	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $6.0 million and $282,000 of bank loans held for sale at June 30, 2015 and December 31, 2014, respectively.

(2)	Contains $105.1 million and $111.5 million of residential mortgage loans held for sale at June 30, 2015 and December 31, 2014, respectively.

(3)	Current loans include one impaired mezzanine loan and one impaired whole loan with amortized costs of $38.1 million and $2.2 million, respectively, that were both fully reserved as of June 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of June 30, 2015:
Loans without a specific valuation allowance:
Whole loans	$128,927	$128,927	$—	$128,520	$14,606
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$3,030	$3,030	$—	$2,818	$81
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$26
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$—
Bank loans	$474	$474	$(257)	$237	$—
Middle market loans	$4,956	$4,956	$(3,207)	$4,956	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$131,129	$131,129	$(2,202)	$130,722	$14,632
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	—
Bank loans	474	474	(257)	237	—
Middle market loans	4,956	4,956	(3,207)	4,956	—
Residential mortgage loans	3,030	3,030	—	2,818	81
Loans receivable - related party	—	—	—	—	—
	$177,661	$177,661	$(43,738)	$176,805	$14,713

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Six Months Ended June 30, 2015:
Whole loans	2	$67,459	$67,459
B notes	—	—	—
Mezzanine loans	1	38,072	0
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$105,531	$67,459
RSO had no troubled-debt restructurings during the six months ended June 30, 2014. As of June 30, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.

I.	Business Combinations - RSO
On February 26, 2014, RSO made an additional capital contribution to LCF which gave RSO majority ownership of 50.2%. As a result, RSO began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. On April 30, 2015, RSO committed to another capital contribution in the amount of $750,000 increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015.
As of June 30, 2015, RSO engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with FASB ASC Topic 805, RSO confirmed that no further adjustments are necessary

J.	Intangible assets - RSO
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, beginning of period	$9,434	$302	$8,874	$18,610
Additions	—	—	8,360	8,360
Sales	—	—	—	—
Amortization	(892)	(127)	(1,831)	(2,850)
Total before impairment adjustment	8,542	175	15,403	24,120
Temporary impairment adjustment	—	—	250	250
Balance, June 30, 2015	$8,542	$175	$15,653	$24,370
For the three and six months ended June 30, 2015, RSO recorded amortization expense of RSO recorded amortization expense of $513,000 and $1.0 million, respectively, in relation to RSO's management contracts and wholesale/correspondent relationships. For the three and six months ended June 30, 2014, RSO recorded amortization expense of $512,000 and $1.0 million, respectively. RSO expects to record amortization expense on its management contracts and wholesale/correspondent relationships of $2.0 million for the year ended December 31, 2015, $1.8 million for the year ended December 31, 2016, $1.8 million for the year ended 2017, $1.6 million for the year ended 2018, and $1.0 million for the year ended December 31, 2019.  The weighted average amortization period was 6.2 years and 6.6 years at June 30, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Management Contracts and Wholesale/Correspondent Relationships
RSO recognized fee income on management contracts and wholesale/correspondent relationships of $896,000 and $1.9 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $2.8 million for the three and six months ended June 30, 2014, respectively.
For the three and six months ended June 30, 2015, RSO recognized $1.0 million and $1.8 million, respectively, of amortization expense related to mortgage servicing rights. For the three and six ended June 30, 2014, RSO recognized $396,000 and $652,000, respectively. RSO expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $3.5 million for the year ending December 31, 2015, $3.4 million for the year ending December 31, 2016, $3.3 million for the year ending December 31, 2017, $3.1 million for the year ending December 31, 2018, and $2.5 million for the year ending December 31, 2019. The weighted average amortization period was 1.2 years and 1.4 years at June 30, 2015 and December 31, 2014, respectively.
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
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale.  The total servicing portfolio was $1.4 billion and $894.8 million as of June 30, 2015 and December 31, 2014, respectively.  MSRs recorded in RSO's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated loans.
The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

	June 30, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	633,511	519,915
Payoffs, sales and curtailments	(79,666)	(58,301)
Balance, end of period	$1,448,612	$894,767

The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Servicing fees from capitalized portfolio	$911	$336	$1,462	$644
Late fees	$18	$16	$41	$39
Other ancillary servicing revenue	$3	$(1)	$7	$3

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

K.    Borrowings - RSO
RSO historically has financed the acquisition of its investments, including investment securities and loans, through the use of secured and unsecured borrowings in the form of securitized notes, repurchase agreements, secured term facilities, warehouse facilities, convertible senior notes, senior secured revolving credit agreements and trust preferred securities issuances.  Certain information with respect to RSO’s borrowings is summarized in the following table (in thousands, except percentages):

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of June 30, 2015:
RREF CDO 2006-1 Senior Notes	$57,205	$—	$57,205	2.28%	31.1 years	$100,062
RREF CDO 2007-1 Senior Notes	125,055	—	125,055	1.19%	31.3 years	247,292
RCC CRE Notes 2013 Senior Notes	148,115	2,329	145,786	2.28%	13.5 years	192,666
RCC 2014-CRE2 Senior Notes	235,344	3,498	231,846	1.48%	16.8 years	348,194
RCC 2015-CRE3 Senior Notes	282,127	3,899	278,228	2.08%	16.7 years	340,076
Apidos Cinco CDO Senior Notes	208,893	—	208,893	0.93%	4.9 years	229,238
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	159	—	159	N/A	N/A	557
Unsecured Junior Subordinated Debentures (2)	51,548	240	51,308	4.20%	21.3 years	—
6.0% Convertible Senior Notes	115,000	5,762	109,238	6.00%	3.4 years	—
8% Convertible Senior Notes	100,000	5,170	94,830	8.00%	4.5 years	—
CRE - Term Repurchase Facilities (3)	174,928	1,204	173,724	2.24%	18 days	273,686
CMBS - Term Repurchase Facility (4)	29,929	—	29,929	1.38%	18 days	34,330
Residential Mortgage Financing Agreements	96,580	—	96,580	2.74%	62 days	128,465
CMBS - Short Term Repurchase Agreements (5)	77,171	—	77,171	1.71%	20 days	113,381
Senior Secured Revolving Credit Agreement	151,000	3,491	147,509	3.05%	2.2 years	327,681
Total	$1,853,054	$25,593	$1,827,461	2.56%	10.6 years	$2,335,628

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (6)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (6)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements (7)	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (5)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	2.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest expense of $187,000 and $198,000 related to CRE repurchase facilities as of June 30, 2015 and December 31, 2014, respectively.

(4)
Amounts also include accrued interest expense of $13,000 and $12,000 related to CMBS repurchase facilities as of June 30, 2015 and December 31, 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(5)	Amounts also includes accrued interest expense of $39,000 and $31,000 related to CMBS short term repurchase facilities as of June 30, 2015 and December 31, 2014.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Securitizations
The following table sets forth certain information with respect to RSO's securitizations:

Securitization	Closing Date	Maturity Dates	Reinvestment Period End	Total Note Paydowns as of June 30, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$194.2
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$215.9
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$112.7
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$—
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$262.5
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$113.1
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$5.0
In November 2014, RSO called Moselle CLO S.A. substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CLO were used to pay down $167.2 million of Senior Notes in full, and $5.0 million of the securitized borrowings as of June 30, 2015.
In June 2015, RSO called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's $262.5 million of Senior Notes in full as of June 30, 2015.
The investments held by RSO's securitizations collateralize the securitization's borrowings and, as a results, are not available to RSO, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by RSO as of June 30, 2015, eliminate in RSO consolidation.
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
At closing, the senior notes issued to investors by RCC 2015-CRE3 consisted of the following classes: (i) $193.9 million of Class A notes bearing interest at one-month LIBOR plus 1.40%; (ii) $17.3 million of Class A-S notes bearing interest at one-month LIBOR plus 1.65%; (iii) $19.5 million of Class B notes bearing interest at one-month LIBOR plus 2.40%; (iv) $20.8 million of Class C notes bearing interest at one-month LIBOR plus 3.15%; (v) $30.7 million of Class D notes bearing interest at one-month LIBOR plus 4.00%; (vi) $20.8 million of Class E notes bearing interest at one-month LIBOR plus 4.75%; (vii) and $15.6 million of Class F notes bearing interest at one-month LIBOR plus 5.50%.  All of the notes issued mature in March 2032, although RSO has the right to call the notes anytime after March 2017 until maturity. There is no reinvestment period in RCC 2015-CRE3; however, principal repayments, for a period ending in February 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.
8% Convertible Senior Notes
In January 2015, RSO issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes"). The 8% Convertible Senior Notes are convertible at the option of the holder at a current conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8.0% Convertible Senior Notes by a holder, the holder will receive cash, our common shares or a combination of cash and our common shares, at RSO's election.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

After deducting a $1.0 million underwriting discount and deferred issuance costs totaling $2.1 million, RSO received approximately $97.0 million of net proceeds. In addition, RSO recorded a discount of $2.5 million on the 8.0% Convertible Senior Notes that reflects the difference between the stated value of the debt and the fair value of the notes as if they were issued without a conversion feature.
The aforementioned market discounts and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8.0% Convertible Senior Notes is paid semi-annually.
Repurchase and Credit Facilities
Borrowings under RSO's repurchase agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings (dollars in thousands):

	As of June 30, 2015				As of December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank	$29,929	$34,330	35	1.38%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (1)	173,745	273,686	13	2.24%	179,762	258,223	15	2.38%
Deutsche Bank AG (2)	(21)		—	—%	25,920	39,348	2	2.78%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	24,114	37,707	4	1.64%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	53,057	75,674	20	1.72%	10,442	17,695	1	1.66%

Residential Investment Term Repurchase Facility
Wells Fargo Bank (3)	—	—	—	—%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	40,313	46,849	195	2.73%	41,387	51,961	158	2.82%
Wells Fargo Bank	56,267	81,616	170	2.75%	61,189	95,511	104	2.75%
Totals	$377,404	$549,862			$399,662	$565,554

(1)	The Wells Fargo CRE term repurchase facility borrowing includes $1.2 million and $1.7 million of deferred debt issuance costs as of June 30, 2015 and December 31, 2014, respectively.

(2)	The Deutsche Bank term repurchase facility includes $21,000 and $268,000 of deferred debt issuance costs as of June 30, 2015 and December 31, 2014, respectively.

(3)	The Wells Fargo resident investments term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
As the result of an accounting standards update adopted on January 1, 2015, RSO unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, RSO had no repurchase agreements being accounted for as linked transactions as of June 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The assets in the following table were accounted for as linked transactions as of December 31, 2014 (in thousands). These linked repurchase agreements are not included in borrowings on RSO consolidated balance sheets.

	As of December 31, 2014
	Borrowings Under Linked Transactions (1)	Value of Collateral Under Linked Transactions	Number of Positions as Collateral Under Linked Transactions	Weighted Average Interest Rate of Linked Transactions
CMBS Term Repurchase Facility
Wells Fargo Bank	$4,941	$6,371	7	1.67%

Short-Term Repurchase Agreements - CMBS
JP Morgan Securities, LLC	—	—	—	—%
Wells Fargo Securities, LLC	4,108	6,233	2	1.37%
Deutsche Bank Securities, LLC	24,348	36,001	10	1.57%
Totals	$33,397	$48,605
The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of June 30, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$4,024	18	1.38%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$99,791	18	2.24%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$13,236	11	1.64%
Deutsche Bank Securities, LLC	$22,784	24	1.72%

Residential Mortgage Financing Agreements
Wells Fargo Bank	$25,349	62	2.75%
New Century Bank	$6,537	61	2.73%

As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20	1.35%

Residential Investment Term Repurchase Facility
Wells Fargo Bank, National Association	$5,017	1	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20	2.38%
Deutsche Bank Securities, LLC	$13,017	19	2.78%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$2,127	9	1.66%
Deutsche Bank Securities, LLC	$11,810	20	1.62%

Residential Mortgage Financing Agreements
New Century Bank	$853	242	2.82%
Wells Fargo Bank	$6,902	183	2.75%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

RSO is in compliance with all financial covenants as defined in the respective agreements as of June 30, 2015.
Residential Investments - Term Repurchase Facility
In June 2014, RSO's wholly-owned subsidiaries, RCC Resi Portfolio and RCC Resi TRS (the “Sellers”) entered into a master repurchase and securities contract (the “2014 Facility”) with Wells Fargo.  Under the 2014 Facility, from time to time the parties may enter into transactions in which the Sellers and Wells Fargo agree to transfer from the Sellers to Wells Fargo all of their right, title and interest to certain residential mortgage-backed securities and other assets against the transfer of funds by Wells Fargo to the Sellers, with a simultaneous agreement by Wells Fargo to transfer back to the Sellers such assets at a date certain or on demand, against the transfer of funds from the Sellers to Wells Fargo.
In January 2015, the Sellers amended the agreement with Wells Fargo to classify trust certificates as assets eligible for sale and repurchase under the Facility. The maximum borrowing amounts of the 2014 Facility under the amended agreement are $110.0 million with respect to purchased residential mortgage-backed securities, and $165.0 million with respect to trust certificates collateralized by jumbo mortgage loans. The 2014 Facility's maximum pricing margins are 1.45% plus 3.00% on residential mortgage-backed securities and jumbo mortgage loans, respectively. In June 2015, RSO amended the agreement with Wells Fargo to extend the facility's termination date to August 21, 2015, with no other material changes made to the facility's terms.
Residential Mortgage Financing Agreements
PCM has master repurchase agreements with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. In June 2015, PCM amended its agreement with Wells Fargo to extend the facility's termination date to August 31, 2015, with no other material changes made to the facility's terms.
PCM was in compliance with all other financial covenant requirements under the New Century and Wells Fargo agreements as of June 30, 2015.
Senior Secured Revolving Credit Facility
On September 18, 2014, RSO, wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, RSO entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability bringing the total available under the Northport Credit Facility to $225 million as of June 30, 2015. As of June 30, 2015, $151.0 million was outstanding on the Northport Credit Facility. Under the first amendment both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively.
Under the terms of the amendment the Northport Credit Facility applicable margins increased 25 basis points. The Northport Credit Facility bears interest rates, at RSO's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.25% as of June 30, 2015) plus 1.75%. During the six month period following September 18, 2014, RSO was charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the unused balance is 35% or less of the total commitment. At June 30, 2015, there was an unused balance of $74.0 million on the facility.
Amounts available to borrow under the Northport Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, RSO has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At June 30, 2015, RSO is in compliance with all covenants under the agreement. RSO guarantees Northport LLC's performance of its obligations under the Northport Credit Facility.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

L. Related party transactions - RSO
On November 7, 2013, RSO, through a wholly-owned subsidiary, purchased all of the membership interests in Elevation Home Loans, LLC, a start-up residential mortgage company, from an employee of Resource America for $830,000, paid in the form of 136,659 shares of restricted RSO common stock.  The restricted stock vests in full on November 7, 2016, and includes dividend equivalent rights.
Relationship with LEAF Commercial Capital. LEAF originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the RSO entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into a further amendment to extend the maturity to February 15, 2015. At the end of 2014, RSO recorded a provision for loan loss on the $1.3 million before extinguishing the loan and bring direct financing leases in the amount of $2.1 million on RSO's books in lieu of the loan receivable. During the three and six months ended June 30, 2015, RSO recorded a partial recovery of $28,000 and $216,000, respectively. As of June 30, 2015, RSO held $1.6 million of direct financing leases.
On November 16, 2011, RSO, together with LEAF Financial and LEAF, entered into the SPA with Eos. RSO’s resulting interest is accounted for under the equity method.  For the three and six months ended June 30, 2015, RSO recoded gains of $350,000 and $402,000, respectively, which was recorded in equity in net earnings (losses) of unconsolidated subsidiaries on the consolidated statements of operations.  For the three and six months ended June 30, 2014, RSO recorded a losses of $278,000 and $872,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  RSO’s investment in LEAF was $39.8 million and $39.4 million as of June 30, 2015 and December 31, 2014, respectively.
Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of Resource America, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which Resource America owns a 33% interest. CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and six months ended June 30, 2015, CVC Credit Partners earned subordinated fees of $221,000 and $458,000, respectively. For the three and six months ended June 30, 2014, CVC Credit Partners earned subordinated fees of $330,000 and $700,000, respectively. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement because RSO is a related party of CVC Credit Partners. For the three and six months ended June 30, 2015 RSO recorded earnings of $312,000 and $920,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and six months June 30, 2014, RSO recorded earnings of $1.1 million and $2.0 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, RSO elected to withdraw $5.0 million from the fund. RSO's investment balance was $14.1 million as of June 30, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and six months ended June 30, 2015, RSO paid Ledgewood $61,000 and $334,000, respectively, in connection with legal services rendered to RSO. For the three and six ended June 30, 2014, RSO paid Ledgewood $120,000 and $158,000, respectively, in connection with legal services rendered to RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

M. Fair value of financial instruments
The following table presents information about RSO’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2015:
Assets:
Investment securities, trading	$—	$—	$32,680	$32,680
Investment securities available-for-sale	—	4,865	248,563	253,428
Loans held for sale	—	64,751	40,343	105,094
Derivatives (net)	—	1,275	3,014	4,289
Total assets at fair value	$—	$70,891	$324,600	$395,491

Liabilities:
Derivatives (net)	$—	$(355)	$(6,636)	$(6,991)
Total liabilities at fair value	$—	$(355)	$(6,636)	$(6,991)

As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives (net)	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives (net)	$—	$—	$8,476	$8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

RSO's residential mortgage loan portfolio is comprised of both agency loans and non-agency jumbo loans. The fair values of RSO's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices or upon other observable inputs. The fair values of RSO's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.
As of June 30, 2015, except for a note balance of $159,000, Moselle CLO paid off all of RSO's outstanding CLO notes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

The following table presents additional information about assets which are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS Including Linked Transactions	ABS	Structured Finance Securities	Warrant	Interest Rate Lock Commitments	Loans Held for Sale	Total
Beginning balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$83,380	$363,963
Included in earnings	849	4,226	1,673	76	19,135	(1,186)	24,773
Unlined transactions	33,239	—	—	—	—	—	33,239
Purchases/Originations	7,219	10,350	19,264	—	—	80,517	117,350
Sales	—	(5,594)	(9,339)	—	—	(122,269)	(137,202)
Paydowns	(41,706)	(3,208)	(488)	—	—	(99)	(45,501)
Issuances	—	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(18,065)	—	(29,281)
Included in OCI	(51)	(7,345)	784	—	—	—	(6,612)
Transfers into Level 3	—	3,872	—	—	—	—	3,872
Ending balance, June 30, 2015	$185,322	$63,242	$32,680	$974	$2,040	$40,343	$324,601
The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Interest rate swaps
Beginning balance, January 1, 2015	$8,680
Unrealized gains - included in accumulated other comprehensive income	(2,237)
Included in earnings	(134)
Ending balance, June 30, 2015	$6,309
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of June 30, 2015:
Assets:
Loans held for sale	$—	$6,028	$—	$6,028
Impaired loans	—	2,223	—	2,223
Total assets at fair value	$—	$8,251	$—	$8,251

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For the RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and six months ended June 30, 2015 were $38.9 million and $41.4 million, respectively. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and six months ended June 30, 2014, were $440,000 and $440,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and six months ended June 30, 2015 were $85,000 and $806,000, respectively. The amounts of nonrecurring fair value losses for loans for sale for the three and six months ended June 30, 2014 were $60,000 and $60,000, respectively.
In accordance with FASB ASC Topic 820-10-50-2-bbb, RSO is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by RSO. As such, RSO has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$6,300	Discounted cash flow	Weighted average credit spreads	4.55%
Additionally, as of June 30, 2015, RSO also classified the valuation of its warrant derivative in Level 3 of the fair value hierarchy. The value of the warrant was determined using a Black-Scholes model using the following significant unobservable inputs: market capitalization of $143.7 million and volatility of 50.0%.
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of RSO's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of RSO’s investment securities, trading are reported in Investment Securities, Trading .  The fair values of RSO’s investment securities available-for-sale are reported in Investment Securities Available-for-Sale.  The fair values of RSO’s derivative instruments and linked transactions are reported in Market Risk and Derivative Instruments.
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
JUNE 30, 2015
(unaudited)

The fair values of RSO’s remaining financial instruments that are not reported at fair value on their consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015:
Loans held-for-investment	$2,042,885	$2,030,262	$—	$508,407	$1,521,855
CDO notes	$1,047,172	$929,970	$—	$—	$929,970
Junior subordinated notes	$51,308	$17,802	$—	$—	$17,802
Convertible notes	$204,068	$204,068	$—	$—	$204,068
Repurchase agreements	$377,404	$377,404	$—	$—	$377,404
Senior secured revolving credit agreement	$147,509	$147,509	$—	$—	$147,509

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$558	$558	$—	$—	$558
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Convertible notes	$108,374	$108,374	$—	$—	$108,374
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137
RAI - Other VIEs
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in trust preferred assets (the “Trapeza entities”) and asset-backed securities (the "Ischus entities”), RREGPS, and Pearlmark were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  Except for Pearlmark (see Note 18), the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2015.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at June 30, 2015 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$158	$—	$158
Trapeza entities	—	621	621
RREGPS	—	716	716
Pearlmark	—	3,647	3,647
	$158	$4,984	$5,142

(1)	Exclusive of expense reimbursements due to the Company.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2015
(unaudited)

NOTE 20 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of this form and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements, except the following:
On August 3, 2015, RSO's board of directors approved a one-for-four reverse stock split which is expected to be effective on August 31, 2015, after the close of business.
On August 3, 2015, RSO's board of directors also authorized RSO to repurchase up to $50.0 million of RSO outstanding equity and debt securities.

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
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of June 30, 2015, we managed or co-managed $21.8 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, Inc., which we refer to as Opportunity REIT I, having raised total equity of $635 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. As of June 30, 2015, Opportunity REIT II has raised $234.8 million; through August 4, 2015, total funds raised increased to $265.6 million. We will continue to raise funds for Opportunity REIT II and anticipate fundraising for our newest fund, Resource Real Estate Innovation Office REIT, Inc., or Innovation Office REIT, commencing in the second half of 2015.
    During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that will invest across global securities, credit and unlisted real estate funds. As of June 30, 2015, DIF has raised $56.4 million; through August 4, 2015, total funds raised increased to $62.7 million.
During 2014, we launched Resource Credit Income Fund, or CIF, a publicly-offered, alternative mutual fund that will invest in the debt of small- to middle-market companies with a focus on senior and subordinated debt. As of June 30, 2015, we have a $215,000 investment in the fund and expect to commence fundraising for the CIF in the second half of 2015.
In June 2015, we invested $3.0 million into a new 50/50 joint venture with the principals of Pearlmark Real Estate Partners, L.L.C. to sponsor and manage private institutional real estate funds. The joint venture, Pearlmark Real Estate, LLC, or Pearlmark, will focus on managing institutional real estate investments. Under the joint venture agreement, we have committed to provide additional contributions of up to $5.0 million.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 15 CLOs with a total par value of approximately $7.8 billion since the formation of the joint venture in 2012. We expect to continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.

In 2013, we formed Northport Capital, LLC, or Northport, to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of RSO. At June 30, 2015, Northport held a total of $331.0 million of middle market loans at amortized cost.

Back to Index

Back to Index

In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.2% interest. As of June 30, 2015, LEAF managed $727.0 million of commercial leases and notes and LEAF Financial Corporation, our wholly-owned subsidiary, manages two commercial lease investment partnerships. We liquidated one of these partnerships in July 2015 and during 2014, liquidated two other commercial lease investment partnerships that we had sponsored and managed.
Our consolidated net loss attributable to common shareholders was $1.7 million and $1.3 million for the three and six months ended June 30, 2015.
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
Assets Under Management
We increased our assets under management by $2.9 billion to $21.8 billion at June 30, 2015 from $18.9 billion at June 30, 2014. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	June 30,		Increase
	2015	2014	Amount	Percentage
Financial fund management (2)	$17,231	$15,428	$1,803	12%
Real estate (3)	3,826	2,831	995	35%
Commercial finance	727	635	92	14%
	$21,784	$18,894	$2,890	15%

Net assets under management (4)	$10,543	$8,828	$1,715	20%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase primarily reflects a $1.8 billion increase in assets managed by CVC Credit Partners and a $211.4 million increase in private equity and other assets offset, in part, by reductions in the eligible collateral bases of our ABS and trust preferred securities portfolios by $109.2 million and $153.1 million, respectively, resulting from defaults, paydowns, sales and calls.

(3)
The increase is primarily due to an increase in real estate assets managed as follows: a $564.0 million increase in commercial real estate assets managed for RSO, and increases of $248.0 million and $207.0 million in real estate assets managed for RRE Opportunity REIT I (offering closed in December 2013) and RRE Opportunity REIT II (in the offering stage), respectively.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.

Back to Index

Back to Index

Our assets under management are primarily managed through various investment entities including CDOs and CLOs; public and private limited partnerships; tenant-in-common, or TIC, property interest programs; two REITs; and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of June 30, 2015 (1)
Financial fund management	48	13	—	12
Real estate	5	8	6	6
Commercial finance	—	2	—	2
	53	23	6	20
As of June 30, 2014 (1)
Financial fund management	46	8	—	8
Real estate	2	8	6	6
Commercial finance	—	4	—	2
	48	20	6	16

(1)	All of our operating segments manage assets on behalf of RSO.
As of June 30, 2015 and 2014, we managed assets in the following classes for the accounts of institutional and individual investors, RSO and for our own account (in millions):

	June 30, 2015				June 30, 2014
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$11,891	$922	$—	$12,813	$10,895
Trust preferred securities (1)	3,116	—	—	3,116	3,269
Asset-backed securities (1)	827	—	—	827	936
Mortgage and other real estate-related loans (2)	7	1,879	—	1,886	1,320
Real properties (2)	1,866	—	16	1,882	1,496
Commercial finance assets (3)	727	—	—	727	635
Private equity and other assets (1)	113	420	—	533	343
	$18,547	$3,221	$16	$21,784	$18,894

Net assets under management (4)	$8,138	$2,399	$16	$10,553	$8,828

(1)	We value these assets at their amortized cost.

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

Back to Index

Back to Index

Employees
As of June 30, 2015, we had 743 full-time employees, a decrease of 82 (12%) from June 30, 2014. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
June 30, 2015
Investment professionals	92	74	15	3
Other	113	45	14	54
	205	119	29	57
Property management	538	538	—	—
Total	743	657	29	57

June 30, 2014
Investment professionals	74	57	14	3
Other	92	30	13	49
	166	87	27	52
Property management	495	495	—	—
Total	661	582	27	52
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fund management revenues (1)	$19,610	$14,950	$35,972	$30,219
Finance and rental revenues (2)	2,916	2,680	5,266	4,668
RSO management fees (3)	3,327	3,015	6,695	5,797
Other revenues	46	902	67	1,114
Subtotal - Resource America revenues before consolidating with RSO	25,899	21,547	48,000	41,798
Consolidated VIE-RSO revenues	24,201	23,828	48,562	49,073
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(4,104)	(3,040)	(8,377)	(5,920)
	$45,996	$42,335	$88,185	$84,951

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
Results of Operations:  Real Estate
During 2015, our primary focus will be our continued fundraising efforts for Opportunity REIT II and the commencement of capital raising for our newest fund, Innovation Office REIT.

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

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility, and because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF and the CIF.  During the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF and the CIF as well as the expansion of this platform through the creation of additional liquid alternative funds; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

Back to Index

Back to Index

The following table sets forth information related to real estate assets managed (1) (in millions):

	June 30,
	2015	2014
Assets under management (1):
Commercial real estate debt for RSO	$1,753	$1,258
Real estate investment funds and programs	559	572
RRE Opportunity REIT I	1,091	843
RRE Opportunity REIT II	207	10
Distressed portfolios	—	9
Properties managed for RSO	—	35
Institutional portfolios	15	15
Residential mortgages for RSO	127	58
Legacy portfolio	16	16
Others	7	3
DIF	51	12
	$3,826	$2,831

Net assets under management	$3,797	$2,829

(1)	For information on how we calculate assets under management, see "Assets under Management” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2015, our fee income will depend to a significant extent upon the success of RRE Opportunity REIT I and RRE Opportunity REIT II and the timing of their respective acquisitions, refinancings, and dispositions.

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Management fees:
REIT management fees from RSO	$2,710	$2,264	$5,462	$4,910
Property management fees	3,065	2,779	5,997	5,182
Asset management fees	3,514	2,435	6,866	4,377
Broker-dealer fees	1,757	56	3,449	56
	11,046	7,534	21,774	14,525
Other:
Rental property income	1,730	1,578	2,923	2,517
Master lease revenues	1,166	1,102	2,311	2,151
Fee income from sponsorship of investment entities	5,763	3,460	8,991	8,111
Equity in gains (losses) of unconsolidated entities	1,411	(226)	2,083	(581)
	$21,116	$13,448	$38,082	$26,723
Costs and expenses:
General and administrative expenses	$5,270	$4,006	$10,234	$8,086
Property management expenses	2,534	2,170	4,943	4,390
Broker-dealer expenses	2,394	1,053	4,672	1,631
Master lease expenses	1,027	1,052	1,995	2,219
Rental property expenses and expenses of consolidated VIEs (1)	857	824	1,737	1,654
	$12,082	$9,105	$23,581	$17,980
Revenues − Three and Six Months Ended June 30, 2015 as Compared to the Three and Six Months Ended June 30, 2014
Revenues from our real estate operations increased $7.7 million (57.0%) and $11.4 million (43.0%) to $21.1 million and $38.1 million for the three and six months ended June 30, 2015, respectively, from $13.4 million and $26.7 million for the three and six months ended June 30, 2014, respectively.  We attribute these increases primarily to the following:
Management fees

•	a $446,000 and $552,000 increase in management fees from RSO, reflecting an increase to the RSO equity capital and a greater allocation of RSO base management fees to our real estate segment;

•
a $286,000 and $815,000 increase in property management fees, due principally to an increase of $201,000 and $540,000 in fees earned from Opportunity REIT I in conjunction with the increase in its assets as well as a $60,000 and $239,000 increase in construction management fees earned from improvement projects for some of its properties;

•
a $1.1 million and $2.5 million increase in asset management fees. The fees earned from Opportunity REIT I, which are based on the higher of the cost or the independently appraised value of each investment, increased by $682,000 and $1.7 million as a result of the increase in the value of the underlying investments by $248 million to $1.1 billion at June 30, 2015 from $843 million at June 30, 2014; and

•
a $1.7 million and a $3.4 million increase in dealer-manager fees. During the quarter ended June 30, 2015, we raised $95.1 million and during the six months ending June 30, 2015, we raised $184.0 million for Opportunity REIT II, which began fundraising in April 2014. Our broker-dealer subsidiary, Resource Securities, Inc., is the dealer-manager for the offering.

Back to Index

Back to Index

Other revenues

•	a $2.3 million and $880,000 increase in fee income from sponsored investment entities in connection with the purchase and third-party financing of properties by those entities, as follows:

•	during the three and six months ended June 30, 2015, we earned $5.8 million and $9.0 million in fees primarily from the following activities:

•	the acquisition of three and six properties (valued at $213.8 million and $306.3 million);

•	the sale of one and five properties (valued at $13.5 million and $82.3 million); and

•	the placement of $67.5 million and $106.7 million, respectively of financings on properties.

•	in comparison, during three and six months ended June 30, 2014, we earned $3.5 million and $8.1 million in fees, respectively, primarily from the following activities:

•	the acquisition of five and seven properties (valued at $112.1 million and $236.7 million);

•	the acquisition in January 2014 of joint venture interests in 10 multifamily communities (valued at $51.2 million);

•	the sale of two and four properties (valued at $24.0 million and $106.9 million); and

•	the placement of $127.8 million and $242.8 million of financings on properties.

•
a $1.6 million and $2.7 million increase in equity in earnings of unconsolidated entities. During the three and six months ended June 30, 2015, we recorded income relating to gains on sales of three and four properties in three of our real estate investment funds; there were no property sales during the prior year period.

Costs and Expenses - Three and Six Months Ended June 30, 2015 as Compared to the Three and Six Months Ended June 30, 2014
Costs and expenses of our real estate operations increased $3.0 million (33%) and $5.6 million 31.2% to $12.1 million and $23.6 million for the three and six month ended June 30, 2015, respectively, from $9.1 million and $18.0 million for the three and six months ended June 30, 2014, respectively. We attribute this increase in costs and expenses primarily to the following:

•
a $1.3 million and $2.1 million increase in general and administrative expenses, primarily reflecting the $752,000 and $1.4 million increase in compensation expense in conjunction with the increase in the number of employees and increased wages to handle the increase in assets under management, as well as a $177,000 and $278,000 increase in professional fees;

•
a $364,000 and $553,000 increase in property management expenses, due primarily to an increase in wages and benefits associated with increased staffing levels required to manage the increase in properties under management;

•
a $1.3 million and $3.0 million increase in broker-dealer expenses, primarily the $1.2 million and $2.4 million increase in commissions associated with the fundraising efforts on behalf of Opportunity REIT II during the three and six months ended June 30, 2015.

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

Back to Index

Back to Index

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
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

Assets under management (1):	Institutional and Individual Investors	RSO	Total by Type
June 30, 2015
CVC Credit Partners	$11,891	$922	$12,813
Trapeza	3,116	—	3,116
Ischus	827	—	827
Other	55	420	475
	$15,889	$1,342	$17,231

Net assets under management	$6,236	$519	$6,755

June 30, 2014
CVC Credit Partners	$9,361	$1,534	$10,895
Trapeza	3,269	—	3,269
Ischus	936	—	936
Other company-sponsored partnerships	60	268	328
	$13,626	$1,802	$15,428

Net assets under management	$5,518	$481	$5,999

(1)	For information on how we calculate assets under management and net assets under management, see "Assets Under Management" above.
CVC Credit Partners
As of June 30, 2015, CVC Credit Partners has sponsored, structured and/or currently manages $12.8 billion in assets across 27 CLO issuers and 11 separately managed accounts for institutional and individual investors, including $922.0 million in assets managed on behalf of RSO, consisting principally of U.S. and European bank loans and corporate bonds.
For the CLOs it manages, CVC Credit Partners earns average fees of 0.15% (senior) and 0.31% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.79% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During the three and six months ended June 30, 2015, we received 75% of the incentive management fees generated by six legacy Apidos CLOs, one of which was liquidated.
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

Back to Index

Back to Index

•
Trading portfolio - our Board approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. At June 30, 2015, we had an investment of $281,000 in a proprietary trading portfolio and an investment of $2.6 million in RCM Global, LLC, or RCM Global, a venture between us, RSO and certain related parties that holds a portfolio of available-for-sale securities.  We expect to fully monetize the RCM Global portfolio during the third quarter of 2015 and plan to invest a portion of these proceeds into Pelium Capital Partners, L.P., or Pelium Capital; and

•	Pelium Capital - managing a $28.9 million portfolio, principally consisting of credit-related instruments and securities for our own account, RSO and certain related parties.
We manage RCM Global and Pelium Capital on behalf of RSO, us (including certain related parties), and third-party investors. These entities are consolidated by RSO and, accordingly, our investments and interest in them are eliminated in our consolidated financial statements with RSO.
Northport Capital
Our Northport Capital group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. Northport continues to assist RSO in growing its middle market loan portfolio, which totaled $331.0 million across 30 loans at June 30, 2015.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manages 13 CDO issuers holding approximately $3.1 billion in par value of outstanding trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at June 30, 2015.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. On average, we earn 0.13% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored, structured and/or currently manages eight CDO issuers for institutional and individual investors, which hold approximately $826.9 million in real estate ABS, including RMBS, CMBS and credit default swaps at June 30, 2015.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.
RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined net asset value of $70.4 million ($55.4 million cost basis) of investments in financial institutions at June 30, 2015. We derive revenues from these operations through annual management fees, based on an average of 1.88% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

Back to Index

Back to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Fund management fees	$774	$1,259	$1,514	$2,074
Fund management fees - incentive	657	3,798	1,438	4,857
RSO management fees	617	751	1,233	887
Structuring and placement fees	40	40	180	3,367
Loan origination fees	737	710	1,621	923
Introductory agent fees	178	145	296	693
Equity in earnings of unconsolidated CDO issuers	284	218	572	461
Equity in earnings of CVC Credit Partners	580	280	1,217	641
Gains, net, on trading securities	20	872	25	1,055
Other revenues	23	30	39	59
	3,910	8,103	8,135	15,017
Limited and general partners interests:
Fair value adjustment	218	50	552	213
Operations	151	(12)	224	(14)
LLC Member interests	502	—	1,007	—
Total limited and general partners and members interests	871	38	1,783	199
	$4,781	$8,141	$9,918	$15,216
Costs and expenses:
General and administrative expenses	$3,154	$2,779	$6,144	$7,168
Revenues − Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014
Revenues decreased $3.4 million (41%) to $4.8 million for the three months ended June 30, 2015, respectively, from $8.1 million for three months ended June 30, 2014. We attribute the decrease to the following:

•	a $485,000 decrease in fund management fees, primarily due to the one-time collection of a deferred subordinated collateral management fee from our Trapeza operations in 2014;

•
a $3.1 million decrease in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs, one of which was substantially liquidated during the three months ended June 30, 2014;

•	a $134,000 decrease in in RSO management fees, due to a reallocation of fees in 2014 to Northport for middle market assets managed on behalf of RSO; and

•	an $852,000 decrease in realized and unrealized gains and interest recorded on our trading portfolio, which was primarily liquidated during the third quarter of 2014.
These decreases were partially offset by the following increases:

•	a $300,000 increase in equity earnings of CVC Credit Partners in conjunction with the increase in assets under management; and

•
an $833,000 increase in earnings from our limited and general partners interests and LLC Member interests, of which $248,000 is a combination of equity in earnings and mark to market adjustments in Pelium Capital and $502,000 in equity in earnings of RCM Global. We expect to liquidate RCM Global during the third quarter of 2015.

Costs and Expenses - Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014
    Costs and expenses of our financial fund management operations increased $375,000 (13%) to $3.2 million for the three months ended June 30, 2015 from $2.8 million for the three months ended June 30, 2014, primarily due to an increase in the number of employees needed to manage the expanding assets under management.
Revenues − Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

Back to Index

Back to Index

Revenues decreased $5.3 million (35%) to $9.9 million for the six months ended June 30, 2015, respectively, from $15.2 million for six months ended June 30, 2014. We attribute the decrease to the following:

•
a $560,000 decrease in fund management incentive fees, primarily due to the collection of a deferred subordinated collateral management fee from our Trapeza operations in 2014, and decreased capital bases in our unconsolidated company sponsored partnerships as a result of distributions;

•
a $3.4 million decrease in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs, one of which was substantially liquidated during the three months ended June 30, 2014;

•
a $3.2 million decrease in structuring and placement fees, principally due to fees earned by Resource Capital Markets in 2014 for underwriting a European CLO for an unrelated third-party collateral manager. No such fees were earned in the six months ended June 30, 2015;

•
a $397,000 decrease in introductory agent fees earned in connection with twenty one structured security transactions with an average fee of $13,500 as compared to fourteen structured security transactions with an average fee of $49,500 for the prior year period; and

•
a $1.0 million decrease in realized and unrealized gains and interest recorded on our trading portfolio, which was primarily liquidated during the third quarter of 2014 and the proceeds of which were invested in Pelium Capital.

These decreases were partially offset by the following increases:

•	a $346,000 increase in RSO management fees, due to the increased middle market assets managed by Northport on behalf of RSO;

•
a $698,000 increase in loan origination fees, reflecting an increase in fees earned by Northport in connection with the closing of $92.8 million in middle market loans issued by RSO during the six months ended June 30, 2015 as compared to $60.5 million of loans closed in the six months ended June 30, 2014;

•	a $576,000 increase in equity in earnings of CVC Credit Partners in conjunction with the increase in the assets under management; and

•
a $1.6 million increase in earnings from our limited and general partners interests and LLC Member interests, which includes a $694,000 increase in equity in earnings and mark to market adjustments in Pelium Capital and a $1.0 million increase in RCM Global.

Costs and Expenses - Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014
    Costs and expenses of our financial fund management operations decreased $1.0 million (14)% to $6.1 million for the six months ended June 30, 2015 from $7.2 million for the six months ended June 30, 2014, primarily as a result of a decrease in incentive compensation in connection with structuring and placement fees.
Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF increased by $92.0 million to $727.0 million as compared to $635 million at June 30, 2014. This increase reflects a $28.0 million increase in the LEAF portfolio, offset in part by an $18.0 million decrease in the assets managed by our investment partnerships, reflecting liquidation of two of the four funds during 2014 as well as the natural runoff of the portfolios. As of June 30, 2015 and 2014, LEAF managed 60,000 and 59,000 leases and loans for itself and our investment entities, with an average original finance value of $0 and $22,000, and an average term of 53 and 54 months, respectively.
The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	June 30,
Assets under management (1):	2015	2014
LEAF	$618	$590
Managed for others	103	21
Commercial finance investment partnerships	6	24
	$727	$635

(1)	For information on how we calculate assets under management, see “Assets Under Management” above.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Equity in losses of unconsolidated investment entities	$20	$(2)	$33	$(4)
Lease revenues, including equity in losses of LEAF	(18)	(40)	(33)	(137)
	$2	$(42)	$—	$(141)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$41	$102	$131	$187
General and administrative expenses - other	416	21	905	39
	$457	$123	$1,036	$226
During 2012, our share of LEAF's losses reduced our investment to zero and, as a result, since then we have not reflected losses of LEAF in our consolidated financial statements. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $31,000 and $80,000 of fund management fees from these entities during the three and six months ended June 30, 2015 and $276,000 and $500,000 during the three and six months ended June 30, 2014, respectively.
During the three and six months ended June 30, 2015, we incurred $199,000 and $624,000 of costs and expenses related to legal matters in conjunction with our commercial finance investment partnerships; we did not incur such costs during the prior year period.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs increased $1.5 million (53%) and $1.6 million (27%) to $4.2 million and $7.5 million for the three and six months ended June 30, 2015 from $2.7 million, respectively, and $5.9 million for the three and six months ended June 30, 2014. Wages and benefits increased $582,000 (4.8%) and $1.1 million (4.4%) to $1.8 million and $3.5 million for the three and six months ended June 30, 2015 from $1.2 million and $2.4 million for the three and six months ended June 30, 2014, primarily related to the salary increases and bonuses in 2015. For the six months ended June 30, 2015, professional fees increased by $658,000 primarily due to an $809,000 increase as a result of an accrual for legal and regulatory matters. This increase was offset, in part, by a $151,000 decrease in audit and consulting fees. During 2014, we incurred additional fees related to the change in our reporting year end and the initial consolidation of RSO.

Back to Index

Back to Index

Provision for Credit Losses
The following table sets forth our provision (reduction in the provision) for credit losses as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Commercial finance:
Receivables from managed entities	$81	$1,587	$337	$2,799
Leases and loans	—	(5)	32	(6)
Real estate:
Receivables from managed entities	194	1	307	2
Rent receivables	1	(8)	2	(12)
	$276	$1,575	$678	$2,783
We have estimated, based on projected cash flows, that the commercial finance partnerships will not have sufficient funds to pay a portion of their accrued management fees and, accordingly, we recorded provisions of $81,000 and $337,000 (related to one of the partnerships) and $1.6 million and $2.8 million (for three of the partnerships, two of which were subsequently liquidated during 2014) for the three and six months ended June 30, 2015 and June 30, 2014, respectively.
During the three and six months ended June 30, 2015, due to shortfalls in projected cash flows of one of the real estate investment partnerships, we recorded provisions of $194,000 and $307,000, respectively, to our receivables.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Real estate property investments	$137	$133	$274	$262
Other operating segments - primarily depreciation on fixed assets	378	332	698	654
Total depreciation expense	$515	$465	$972	$916
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three and six months ended June 30, 2015 and 2014, corporate interest is comprised primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. Real estate segment interest primarily reflects the mortgage on the hotel property in Savannah, Georgia. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Corporate	$275	$297	$513	$584
Real estate	179	191	362	387
Commercial finance	1	9	1	9
	$455	$497	$876	$980

Back to Index

Back to Index

Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Noncontrolling interests in consolidated VIE-RSO (1)	$22,052	$(17,405)	$4,257	$(34,556)
Other:
Real estate - hotel property (2)	$(113)	$(92)	$(118)	$(62)
Real estate - Australian joint venture (3)	50	8	63	18
	$(63)	$(84)	$(55)	$(44)

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
Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations for us and RSO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RAI	$857	$2,181	$2,101	$3,250
Consolidated VIE-RSO	2,918	(446)	4,765	(430)
Total	$3,775	$1,735	$6,866	$2,820
The following paragraphs discuss our income taxes, exclusive of the income tax provision for our consolidated VIE-RSO.
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 76% and 54% for the three and six months ended June 30, 2015 as compared to 46% and 43% for the three and six months ended June 30, 2014, respectively. The change in the income tax rate primarily relates to the greater impact of discrete tax adjustments relative to pre-tax earnings for the three and six months ended June 30, 2015. Excluding those discrete tax items, our effective income tax rate would have been 43% and 40% for the three and six months ended June 30, 2015.

The tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.  We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. RAI is currently undergoing a Kansas income tax examination for tax years 2010 through 2012 and a Philadelphia income tax examination for tax years 2010 through 2013. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state and local income tax examinations for years before 2007.

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
Reflected in RSO operating expenses for the three and six months ended June 30, 2015 is an impairment charge of $41 million related to an RSO mezzanine loan investment due to a change in market conditions.
The following summarizes the operating activities of RSO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total interest income	$36,541	$30,592	$74,183	$57,677
Interest expense	15,803	10,610	30,705	20,238
Net interest income	20,738	19,982	43,478	37,439
Other revenues	3,463	3,846	5,084	11,634
Total revenues	24,201	23,828	48,562	49,073
Operating expenses	54,535	16,853	75,595	28,138
Net operating income	(30,334)	6,975	(27,033)	20,935
Other revenues, net	10,537	10,281	27,053	13,797
Net income	$(19,797)	$17,256	$20	$34,732
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our ownership of 2.9 million shares (2.2%) of its common stock as of June 30, 2015.
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
At June 30, 2015, our liquidity consisted of four primary sources:

•	cash on hand of $23.8 million;

•	$13.4 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at June 30, 2015 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.

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
As of June 30, 2015, our total borrowings outstanding of $21.0 million included $10.0 million of Senior Notes, $10.0 million of mortgage debt (secured by the underlying property) and $1.0 million of other debt.
Capital Requirements
Our capital needs consist principally of available funding to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles. Accordingly, except for our commitments in connection with CVC Credit Partners (see "-Contractual Obligations and Other Commercial Commitments - Financial fund management commitments"), the amount of capital we require will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.
Dividends
We used our cash flows from operations to fund our dividend payments of $2.6 million for the six months ending June 30, 2015. For the six months ended June 30, 2014, we used cash reserves to pay the $2.0 million dividend. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE-RSO, as we do not have any obligation on or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at June 30, 2015 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$9,984	$217	$481	$545	$8,741

Recourse to us:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	1,045	386	659	—	—
	11,045	386	10,659	—	—

Operating lease obligations	13,285	2,735	4,303	3,597	2,650
Other long-term liabilities	6,470	813	1,545	1,388	2,724
Total contractual obligations	$40,784	$4,151	$16,988	$5,530	$14,115

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2015 - less than 1 year: $1.6 million; 1-3 years:  $1.9 million; 3-5 years:  $1.2 million; and after 5 years: $600,000.

Back to Index

Back to Index

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$803	$803	$—	$—	$—
Total commercial commitments	$803	$803	$—	$—	$—
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $134,000 and $100,000, as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015 and December 31, 2014, Resource Securities net capital was $881,000 and $1.4 million, respectively, which exceeded the minimum requirements by $747,000 and $1.3 million, respectively.
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
In connection with the Pearlmark joint venture, we are committed to fund up to $8.0 million, of which $3.0 million has been funded as of June 2015. The agreement limits the 2015 contributions to $6.0 million. This funding is reflected as our investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to our partner.
Financial fund management commitments. In connection with the our investment in CVC Credit Partners, the joint venture, in its capacity as the fund manager for some its managed accounts/funds, is contractually committed to invest capital along with third-party investors. Accordingly, as of June 30, 2015, our pro-rata portion of the unfunded capital commitments totaled $5.4 million across 4 such funds/accounts. We expect these unfunded commitments to be called over the next two years.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
As of June 30, 2015, except for the executive compensation, we do not believe it is probable that any payments will be required under any of our commitments and contingencies, and accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements.
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
The financial statements for the three and six months ended June 30, 2015 and 2014 reflect the consolidation of RSO. See Note 19 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.

Back to Index

Back to Index

Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, Ischus asset-backed securities, RREGPS, and Pearlmark were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  Except for Pearlmark, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2015.
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
Debt
At June 30, 2015, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2014 for a short-term period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of June 30, 2015 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of June 30, 2015, our trading security portfolio was comprised of $281,000 of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming a 10% decrease in the market value of these investments as of June 30, 2015, the hypothetical loss would be approximately $28,000.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the quarter ended June 30, 2015 of our equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2015	—	$—	—	1,294,851	(2)
May 2015	223,510	$8.39	223,510	1,071,341	(2)
June 2015	79,257	$8.34	79,257	992,084	(2)
	302,767	$8.37

(1)	The average price per share as reflected above includes broker fees and commissions.

(2)	In September 2014, the Board of Directors authorized a program to repurchase up to 1.5 million shares of our common stock.
Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions and other factors.
ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Resource America. (1)
3.2	Amended and Restated Bylaws of Resource America. (1)
4.1	Form of 9% Senior Note due 2018. (2)
10.7(b)	Letter Agreement between Alan Feldman and Resource America, Inc., dated January 20, 2015. (3)
10.8	Employment Agreement between Jeffrey Blomstrom and Resource America, Inc., dated January 28, 2015. (4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 2, 2014 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Annual Report on Form 10-K filed on March 13, 2015 and by this reference incorporated herein.

(4)	Filed previously as an exhibit to our Current Report on Form 8-K filed on February 2, 2015 and by this reference incorporated herein.

Back to Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

August 10, 2015	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Office

August 10, 2015	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index