Form 10-Q
period 2015-09-30
RESOURCE AMERICA, INC.
filed 2015-11-09
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on November 2, 2015 was 21,169,060 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$18,102	$27,542
Restricted cash	941	725
Receivables	1,020	636
Loans and receivables from managed entities and related parties, net	25,138	30,303
Investments in real estate, net	16,191	17,097
Investment securities, at fair value	10,218	9,540
Investments in unconsolidated loan manager (see Note 8)	32,082	39,655
Investments in unconsolidated entities (see Note 8)	18,349	13,089
Assets of consolidated variable interest entity ("VIE")-RSO (see Note 19):
Cash and cash equivalents (including restricted cash)	128,845	202,043
Investments, at fair value	260,315	296,506
Loans	2,234,979	2,039,655
Investments in real estate and unconsolidated entities	56,038	60,007
Other assets	105,865	129,801
Total assets of consolidated VIE-RSO	2,786,042	2,728,012

Property and equipment, net	5,533	5,063
Deferred tax assets, net	19,449	23,304
Other assets	10,929	5,416
Total assets	$2,943,994	$2,900,382

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$20,429	$22,279
Payables to managed entities and related parties	4,417	3,015
Borrowings	20,896	20,412
Liabilities of consolidated VIE-RSO (see Note 19):
Borrowings	1,881,240	1,717,132
Other liabilities	49,451	57,101
Total liabilities of consolidated VIE-RSO	1,930,691	1,774,233
Total liabilities	1,976,433	1,819,939

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 34,958,477 and 34,489,568 shares issued (including nonvested restricted stock of 1,143,242 and 833,082), respectively	338	335
Additional paid-in capital	310,663	308,134
Accumulated deficit	(28,676)	(23,663)
Treasury stock, at cost; 13,590,239 and 11,764,417 shares, respectively	(134,969)	(120,182)
Accumulated other comprehensive loss	(2,225)	(1,030)
Total stockholders’ equity	145,131	163,594
Noncontrolling interests	315	306
Noncontrolling interests attributable to consolidated VIE-RSO	822,115	916,543
Total equity	967,561	1,080,443
Total liabilities and equity	$2,943,994	$2,900,382

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Real estate (includes revenues of $2,422, $2,643, $7,925 and $7,628 related to RSO)	$16,195	$14,289	$54,277	$41,012
Financial fund management (includes revenues of $1,372, $1,525, $4,260 and $2,485 related to RSO)	4,408	5,557	14,326	20,773
Commercial finance (includes no revenues related to RSO)	66	(17)	66	(158)
	20,669	19,829	68,669	61,627
Revenues from consolidated VIE-RSO (see Note 19)	23,705	25,811	72,267	74,884
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(3,697)	(4,136)	(12,074)	(10,056)
Total revenues	40,677	41,504	128,862	126,455
COSTS AND EXPENSES:
Real estate	11,223	9,384	34,804	27,364
Financial fund management	3,369	2,812	9,513	9,980
Commercial finance	434	125	1,471	351
General and administrative	4,053	2,426	11,531	8,309
Provision for credit losses	(400)	559	278	3,342
Depreciation and amortization	504	453	1,476	1,369
	19,183	15,759	59,073	50,715
Expenses from consolidated VIE-RSO (see Note 19)	15,994	15,447	91,589	43,585
Elimination of consolidated VIE-RSO expenses attributed to operating segments	(3,077)	(3,502)	(9,813)	(9,374)
Total expenses	32,100	27,704	140,849	84,926
OPERATING INCOME (LOSS)	8,577	13,800	(11,987)	41,529

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	—	69	—	439
Impairment on investments in unconsolidated entities	(151)	—	(4,497)	—
Interest expense	(450)	(467)	(1,326)	(1,447)
Other income (expense), net	(52)	80	15	263
Total other income (expense)	(653)	(318)	(5,808)	(745)
Other income (expense), net, from consolidated VIE-RSO (see Note 19)	5,215	3,730	32,268	17,527
Elimination of consolidated VIE-RSO other income, net attributed to operating segments	—	11	15	29
	4,562	3,423	26,475	16,811
Income (loss) from continuing operations before taxes	13,139	17,223	14,488	58,340
Income tax provision (benefit)	1,355	1,741	3,456	4,991
Income tax provision (benefit) of consolidated VIE-RSO (see Note 19)	(1,796)	(237)	2,969	(667)
Net income (loss)	13,580	15,719	8,063	54,016
Net (income) loss attributable to noncontrolling interests	(37)	11	(92)	(33)
Net (income) loss attributable to noncontrolling interests of consolidated VIE-RSO (see Note 19)	(14,643)	(14,214)	(10,388)	(48,759)
Net income (loss) attributable to common shareholders	$(1,100)	$1,516	$(2,417)	$5,224

Basic earnings (loss) per share:
Net income (loss)	$(0.05)	$0.07	$(0.11)	$0.25
Weighted average shares outstanding	22,067	21,109	22,629	20,586

Diluted earnings (loss) per share:
Net income (loss)	$(0.05)	$0.07	$(0.11)	$0.24
Weighted average shares outstanding	22,067	22,301	22,629	22,124

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$13,580	$15,719	$8,063	$54,016

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(22), $61, $606 and $162	(1,049)	202	(532)	359
Reclassification for (gains) losses realized, net of tax of $(212), $(26) $(637) and $83	(243)	(43)	(741)	(274)
	(1,292)	159	(1,273)	85
Minimum pension liability adjustments, net of tax of $78, $33, $99 and $128	(78)	37	(99)	81
Reclassification for (gains) losses realized, net of tax of $48, $0, $145 and $0	57	—	172	3
	(21)	37	73	84
Foreign currency translation adjustments, net of tax of $2, $0, $4 and $0	3	(4)	5	(4)
Subtotal - activity related to RAI	(1,310)	192	(1,195)	165

Activity related to consolidated VIE-RSO:
Reclassification for (gains) losses on available-for-sale securities realized	(1,805)	3,974	(12,139)	8,161
Unrealized gains (losses) on available-for-sale securities, net	(1,769)	8,956	(345)	7,466
Reclassification for realized (gains) losses from interest rate hedges	412	71	538	212
Unrealized gains (losses) on derivatives, net	1,080	1,160	3,424	2,351
Foreign currency translation losses	(86)	23	343	(157)
Subtotal - activity related to consolidated VIE-RSO	(2,168)	14,184	(8,179)	18,033
Subtotal - other comprehensive income (loss)	(3,478)	14,376	(9,374)	18,198
Comprehensive income (loss)	10,102	30,095	(1,311)	72,214
Less: Comprehensive (income) loss attributable to noncontrolling interests	(11,983)	(28,478)	(1,772)	(66,927)
Comprehensive income (loss) attributable to common shareholders	$(1,881)	$1,617	$(3,083)	$5,287

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Noncontrolling interests - RSO	Total Equity
Balance, December 31, 2014	22,725,151	$335	$308,134	$(23,663)	$(120,182)	$(1,030)	$163,594	$306	$916,543	$1,080,443
Net income (loss)	—	—	—	(2,417)	—	—	(2,417)	92	10,388	8,063
Treasury shares issued	36,521	—	(63)	—	371	—	308	—	—	308
Stock-based compensation	468,909	3	2,592	—	—	—	2,595	—	—	2,595
Repurchases of common stock	(1,862,343)	—	—	—	(15,158)	—	(15,158)	—	—	(15,158)
Dividends declared on common stock	—	—	—	(2,596)	—	—	(2,596)	—	—	(2,596)
Change in noncontrolling interests in consolidated VIE-RSO	—	—	—	—	—	—	—	—	(96,637)	(96,637)
Other	—	—	—	—	—	(1,195)	(1,195)	(83)	—	(1,278)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(8,179)	(8,179)
Balance, September 30, 2015	21,368,238	$338	$310,663	$(28,676)	$(134,969)	$(2,225)	$145,131	$315	$822,115	$967,561

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,063	$54,016
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	1,469
Provision for credit losses	278	3,342
Unrealized (gain) loss on trading securities	(87)	111
Equity in (earnings) losses of unconsolidated entities	(5,149)	(2,298)
Distributions from unconsolidated entities	8,093	5,134
(Gain) loss on sales of leases and loans	(19)	(22)
Impairment on investment in unconsolidated entities	4,497	—
(Gain) loss on sales of investment securities, net	(1,140)	—
(Gain) loss on sales of assets	—	439
Deferred income tax provision (benefit)	3,624	4,838
Equity-based compensation issued	2,593	1,322
(Gain) loss on trading securities	15	(1,845)
Trading securities purchases and sales, net	(824)	973
Changes in operating assets and liabilities	1,721	(13,055)
Adjustments to reconcile net income (loss) and operating cash flows to net income (loss) of consolidated VIE-RSO	(754)	42,337
Net cash provided by (used in) operating activities	22,447	96,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(515)	(291)
Payments received on real estate loans and real estate	—	25
Investments in real estate and unconsolidated real estate entities	(5,147)	(1,561)
Principal payments on leases and loans	21	22
Purchase of loans and securities by consolidated VIE-RSO	(658,207)	(812,912)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	524,476	552,064
Purchase of loans and investments	(4,457)	(7,320)
Proceeds from sale of loans and investments	6,070	721
Increase (decrease) in restricted cash of consolidated VIE-RSO	96,887	18,328
Other investing activity of consolidated VIE-RSO	12,700	(10,175)
Net cash provided by (used in) investing activities	(28,172)	(261,099)

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands) (unaudited)
	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in borrowings	—	2,520
Principal payments on borrowings	—	(2,813)
Net borrowings of debt by consolidated VIE-RSO	124,922	60,670
Dividends paid	(3,909)	(2,952)
Dividends paid on common stock by consolidated VIE-RSO	(68,059)	(75,920)
Proceeds from issuance of common stock	1	17,570
Proceeds from issuance of common stock by consolidated VIE-RSO	3,196	177,568
Repurchases of common stock by consolidated VIE-RSO	(15,433)	—
Repurchases of common stock	(15,032)	(8,358)
(Increase) decrease in restricted cash	(168)	(133)
Other	—	—
Other financing activity of consolidated VIE-RSO	(29,233)	2,761
Net cash provided by (used in) financing activities	(3,715)	170,913

Increase (decrease) in cash	(9,440)	6,575
Cash, beginning of year	27,542	19,853
Cash, end of period	$18,102	$26,428

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 1 - NATURE OF OPERATIONS
Resource America, Inc. (the "Company") (NASDAQ: REXI) is a specialized asset management company that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its real estate, financial fund management, and commercial finance operating segments. As a specialized asset manager, the Company seeks to develop investment funds for outside investors for which the Company provides asset management services, typically under long-term management and operating arrangements either through a contract with, or as the manager or general partner of, the sponsored fund. The Company limits its investment funds to investment areas where it owns existing operating companies or has specific expertise. The Company manages assets on behalf of institutional and individual investors and Resource Capital Corp. (“RSO”) (NYSE: RSO), a diversified real estate finance company that is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. RSO is reflected on a consolidated basis with the Company's financial statements for all periods presented (see Note 19).
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.
The Company conducts its real estate operations primarily through the following subsidiaries:

•
Resource Real Estate Advisor, LLC manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") a public non-traded REIT, which completed its initial public offering in December 2013. This fund manages a portfolio consisting of value-add residential multifamily rental properties and loans;

•
Resource Real Estate Advisor II, LLC manages the activities of Resource Real Estate Opportunity REIT II ("Opportunity REIT II"), a public non-traded REIT, which is still in its offering stage. This fund focuses on acquiring a portfolio consisting of value-add residential multifamily rental properties and loans. On February 6, 2014, Opportunity REIT II commenced its initial public offering of up to $1.0 billion in common stock at a maximum price of $10 per share;

•
Resource Innovation Office Advisor, LLC manages Resource Innovation Office REIT, Inc. ("Innovation Office REIT"), a public non-traded REIT, whose registration statement for the public offering of its units was initially declared effective by the Securities and Exchange Commission ("SEC") on June 10, 2015. The Innovation Office REIT filed an amended initial public offering of up to $1.1 billion in its common stock at a maximum price of $10.27 for Class A shares and $10.00 for Class T shares, which became effective on October 5, 2015. This fund focuses on acquiring office properties and real estate debt secured by office properties;

•
Resource Capital Partners, Inc. acts as the general partner manager and managing member of, and provides asset management services to, the Company's five real estate investment partnerships, five tenant-in-common ("TIC") programs and one limited liability company;

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

•
Pearlmark Real Estate, LLC ("Pearlmark"), a joint venture in which the Company owns 50%, manages institutional real estate investments. Pearlmark has begun raising capital for its first real estate investment fund and another fund that is in the formation stage; and

•	Resource Real Estate, Inc. manages owned assets and ventures, which are collectively referred to as the “legacy portfolio.”

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

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

•
Resource Capital Manager, Inc. ("RCM"), an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between the Company, RCM and RSO ("the RCM Agreement");

•
Resource Capital Markets, Inc. ("Resource Capital Markets"), through the Company's registered broker-dealer subsidiary, Resource Securities, Inc., acts as an agent in the primary and secondary markets for structured finance securities and transactions;

•	Northport Capital, LLC ("Northport"), provides middle market loan management and monitoring services to RSO under the RCM Agreement:

•
Trapeza Capital Management, LLC ("TCM"), a joint venture between the Company and an unrelated third-party, manages investments in trust preferred securities and senior debt securities of banks, bank holding companies, insurance companies and other financial companies through collateralized debt obligation ("CDO") issuers. TCM, together with the Trapeza CDO issuers, are collectively referred to as Trapeza;

•
Ischus Capital Management, LLC ("Ischus") manages legacy CDOs it sponsored, which hold investments in asset-backed securities ("ABS") including residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities, ("CMBS"); and

•	Resource Financial Institutions Group, Inc. (“RFIG”), serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions.
The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”). As of September 30, 2015, LEAF Financial sponsored and manages one publicly-held investment entity and LEAF acts as the sub-servicer of its portfolio of leases and loans. During 2014, LEAF Financial liquidated two of its commercial finance investment entities and liquidated another entity in July 2015. LEAF Financial had sponsored and managed these entities prior to their liquidation.
CVC Credit Partners. In April 2012, the Company sold its equity interests in Apidos Capital Management, LLC ("Apidos") to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”), in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. These investments are reflected as Investments in Unconsolidated Loan Manager on the consolidated balance sheets. On July 2, 2015, CVC exercised its option to purchase a portion of the Company's interest, which equated to 9% of the joint venture. The Company has subsequently reflected a 24% interest in the joint venture.
LEAF. In January 2011, the Company formed LEAF to conduct its equipment lease origination and servicing operations and to obtain outside equity and debt financing sources. On November 16, 2011, the Company and LEAF, together with RSO, entered into a stock purchase agreement and related agreements (collectively the “November 2011 LEAF Transaction”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). The Company retained 18,414 shares of LEAF common stock, which represented 15.7% interest on a fully diluted bases and senior management of LEAF maintained a 10% fully-diluted interest. As of September 30, 2015, additional investments made by Eos and RSO as well as warrants that were provided to LEAF's lender in accordance with a financing agreement have reduced the Company's and senior management's investments on a fully-diluted basis to 13.2% and 8.3%, respectively. The Company accounts for its investment in LEAF on the equity method.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO and CDO issuers it sponsored, are carried at fair value.  The fair value of the CLO and CDO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  The Company's investments in the common stock of The Bancorp, Inc. (NASDAQ: TBBK), Resource Credit Income Fund ("CIF") (NASDAQ: RCIIX), and Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), all of which are affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company's investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored and managed Australian investment fund, was valued at net asset value. In July 2015, the Company redeemed its interest in RREGPS and terminated its management agreement. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term (trading securities) are recorded at fair value with changes in fair value recorded in earnings.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Reclassifications
Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation.
Recent Accounting Standards
Newly-Adopted Accounting Principle
The Company’s adoption of the following standard during the nine months ended September 30, 2015 did not have a material impact on its consolidated financial position, results of operations or cash flows:
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
SEPTEMBER 30, 2015
(unaudited)

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 3 - CONSOLIDATING FINANCIAL INFORMATION
The following table presents the consolidating balance sheet as of September 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
ASSETS
Cash	$18,102	$—	$—	$18,102
Restricted cash	941	—	—	941
Receivables	1,020	—	—	1,020
Receivables from managed entities and related parties, net	27,562	—	(2,424)	25,138
Investments in real estate, net	16,191	—	—	16,191
Investment securities, at fair value	18,209	—	(7,991)	10,218
Investments in unconsolidated loan manager	32,082	—	—	32,082
Investments in unconsolidated entities	25,451	—	(7,102)	18,349
Assets of consolidated VIE-RSO:
Cash and cash equivalents (including restricted cash)	—	128,845	—	128,845
Investments, at fair value	—	260,315	—	260,315
Loans	—	2,234,979	—	2,234,979
Investments in real estate and unconsolidated entities	—	56,038	—	56,038
Other assets-RSO	—	105,865	—	105,865
Total assets of consolidated VIE-RSO	—	2,786,042	—	2,786,042
Property and equipment, net	5,533	—	—	5,533
Deferred tax assets, net	31,632	—	(12,183)	19,449
Other assets	10,929	—	—	10,929
Total assets	$187,652	$2,786,042	$(29,700)	$2,943,994

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$20,429	$—	$—	$20,429
Payables to managed entities and related parties	4,417	—	—	4,417
Borrowings	20,896	—	—	20,896
Liabilities of consolidated VIE-RSO:
Borrowings	—	1,880,891	349	1,881,240
Other liabilities	—	51,875	(2,424)	49,451
Total liabilities of consolidated VIE-RSO	—	1,932,766	(2,075)	1,930,691
Total liabilities	45,742	1,932,766	(2,075)	1,976,433
Commitments and contingencies

Equity:
Preferred stock	—	—	—	—
Common stock	338	—	—	338
Additional paid-in capital	310,663	—	—	310,663
Accumulated deficit	(18,421)	—	(10,255)	(28,676)
Treasury stock, at cost	(134,969)	—	—	(134,969)
Accumulated other comprehensive loss	(16,016)	—	13,791	(2,225)
Total stockholders’ equity	141,595	—	3,536	145,131
Noncontrolling interests	315	—	—	315
Noncontrolling interests attributable to consolidated VIE-RSO	—	853,276	(31,161)	822,115
Total equity	141,910	853,276	(27,625)	967,561
Total liabilities and equity	$187,652	$2,786,042	$(29,700)	$2,943,994

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the three months ended September 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$16,195	$—	$—	$16,195
Financial fund management	4,408	—	—	4,408
Commercial finance	66	—	—	66
	20,669	—	—	20,669
Revenues from consolidated VIE-RSO	—	23,705	—	23,705
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(3,697)	(3,697)
Total revenues	20,669	23,705	(3,697)	40,677
COSTS AND EXPENSES:
Real estate	11,223	—	—	11,223
Financial fund management	3,369	—	—	3,369
Commercial finance	434	—	—	434
General and administrative	4,053	—	—	4,053
Provision for credit losses	(400)	—	—	(400)
Depreciation and amortization	504	—	—	504
	19,183	—	—	19,183
Expenses of consolidated VIE-RSO	—	15,994	—	15,994
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(3,077)	(3,077)
Total expenses	19,183	15,994	(3,077)	32,100
OPERATING INCOME (LOSS)	1,486	7,711	(620)	8,577

OTHER INCOME (EXPENSE):
Impairment on investments in unconsolidated entities	(151)	—	—	(151)
Interest expense	(450)	—	—	(450)
Other income (expense), net	386	—	(438)	(52)
Other income (expense), net, from consolidated VIE-RSO	—	5,215	—	5,215
Total other income (expense)	(215)	5,215	(438)	4,562
Income (loss) from continuing operations before taxes	1,271	12,926	(1,058)	13,139
Income tax provision (benefit)	1,355	(1,796)	—	(441)
Net income (loss)	(84)	14,722	(1,058)	13,580
Net (income) loss attributable to noncontrolling interests	(37)	—	—	(37)
Net (income) loss attributable to noncontrolling interests-RSO	—	(7,944)	(6,699)	(14,643)
Net income (loss) attributable to common shareholders	$(121)	$6,778	$(7,757)	$(1,100)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the three months ended September 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$14,289	$—	$—	$14,289
Financial fund management	5,557	—	—	5,557
Commercial finance	(17)	—	—	(17)
	19,829	—	—	19,829
Revenues from consolidated VIE-RSO	—	25,811	—	25,811
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(4,136)	(4,136)
Total revenues	19,829	25,811	(4,136)	41,504
COSTS AND EXPENSES:
Real estate	9,384	—	—	9,384
Financial fund management	2,812	—	—	2,812
Commercial finance	125	—	—	125
General and administrative	2,426	—	—	2,426
Provision for credit losses	559	—	—	559
Depreciation and amortization	453	—	—	453
Total other income (expense)	15,759	—	—	15,759
Expenses of consolidated VIE-RSO	—	15,447	—	15,447
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(3,502)	(3,502)
Total expenses	15,759	15,447	(3,502)	27,704
OPERATING INCOME (LOSS)	4,070	10,364	(634)	13,800

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	69	—	—	69
Interest expense	(467)	—	—	(467)
Other income (expense), net	652	—	(572)	80
Other income (expense), net, from consolidated VIE-RSO	—	3,730	—	3,730
Elimination of consolidated VIE-RSO other income, net	—	—	11	11
	254	3,730	(561)	3,423
Income (loss) from continuing operations before taxes	4,324	14,094	(1,195)	17,223
Income tax provision (benefit)	1,741	(237)	—	1,504
Net income (loss)	2,583	14,331	(1,195)	15,719
Net income (loss) attributable to noncontrolling interest	11	—	—	11
Net (income) loss attributable to noncontrolling interests-RSO	—	(7,003)	(7,211)	(14,214)
Net income (loss) attributable to common shareholders	$2,594	$7,328	$(8,406)	$1,516

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the nine months ended September 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$54,277	$—	$—	$54,277
Financial fund management	14,326	—	—	14,326
Commercial finance	66	—	—	66
	68,669	—	—	68,669
Revenues from consolidated VIE-RSO	—	72,267	—	72,267
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(12,074)	(12,074)
Total revenues	68,669	72,267	(12,074)	128,862
COSTS AND EXPENSES:
Real estate	34,804	—	—	34,804
Financial fund management	9,513	—	—	9,513
Commercial finance	1,471	—	—	1,471
General and administrative	11,531	—	—	11,531
Provision for credit losses	278	—	—	278
Depreciation and amortization	1,476	—	—	1,476
Total other income (expense)	59,073	—	—	59,073
Expenses of consolidated VIE-RSO	—	91,589	—	91,589
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(9,813)	(9,813)
Total expenses	59,073	91,589	(9,813)	140,849
OPERATING INCOME (LOSS)	9,596	(19,322)	(2,261)	(11,987)

OTHER INCOME (EXPENSE):
Impairment on investment in unconsolidated entities	(4,497)	—	—	(4,497)
Interest expense	(1,326)	—	—	(1,326)
Other income (expense), net	1,389	—	(1,374)	15
Other income (expense), net, from consolidated VIE-RSO	—	32,268	—	32,268
Elimination of consolidated VIE-RSO other income, net	—	—	15	15
	(4,434)	32,268	(1,359)	26,475
Income (loss) from continuing operations before taxes	5,162	12,946	(3,620)	14,488
Income tax provision (benefit)	3,456	2,969	—	6,425
Net income (loss)	1,706	9,977	(3,620)	8,063
Net (income) loss attributable to noncontrolling interests	(92)	—	—	(92)
Net (income) loss attributable to noncontrolling interests-RSO	—	(24,808)	14,420	(10,388)
Net income (loss) attributable to common shareholders	$1,614	$(14,831)	$10,800	$(2,417)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents the consolidating statement of operations for the nine months ended September 30, 2014 (in thousands):

	RAI	RSO	Eliminations	Consolidated
REVENUES:
Real estate	$41,012	$—	$—	$41,012
Financial fund management	20,773	—	—	20,773
Commercial finance	(158)	—	—	(158)
	61,627	—	—	61,627
Revenues from consolidated VIE-RSO	—	74,884	—	74,884
Elimination of consolidated VIE-RSO revenues attributed to operating segments	—	—	(10,056)	(10,056)
Total revenues	61,627	74,884	(10,056)	126,455
COSTS AND EXPENSES:
Real estate	27,364	—	—	27,364
Financial fund management	9,980	—	—	9,980
Commercial finance	351	—	—	351
General and administrative	8,309	—	—	8,309
Provision for credit losses	3,342	—	—	3,342
Depreciation and amortization	1,369	—	—	1,369
Total other income (expense)	50,715	—	—	50,715
Expenses of consolidated VIE-RSO	—	43,585	—	43,585
Elimination of consolidated VIE-RSO expenses attributed to operating segments	—	—	(9,374)	(9,374)
Total expenses	50,715	43,585	(9,374)	84,926
OPERATING INCOME (LOSS)	10,912	31,299	(682)	41,529

OTHER INCOME (EXPENSE):
Gain on sale of investment securities, net	439	—	—	439
Interest expense	(1,447)	—	—	(1,447)
Other income (expense), net	1,979	—	(1,716)	263
Other income (expense), net, from consolidated VIE-RSO	—	17,527	—	17,527
Elimination of consolidated VIE-RSO other income, net	—	—	29	29
	971	17,527	(1,687)	16,811
Income (loss) from continuing operations before taxes	11,883	48,826	(2,369)	58,340
Income tax provision (benefit)	4,991	(667)	—	4,324
Net income (loss)	6,892	49,493	(2,369)	54,016
Net (income) loss attributable to noncontrolling interests	(33)	—	—	(33)
Net (income) loss attributable to noncontrolling interests-RSO	—	(12,372)	(36,387)	(48,759)
Net income (loss) attributable to common shareholders	$6,859	$37,121	$(38,756)	$5,224

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents the consolidating statement of cash flows for the nine months ended September 30, 2015 (in thousands):

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,706	$9,977	$(3,620)	$8,063
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,536	—	—	1,536
Provision for credit losses	278	—	—	278
Unrealized (gain) loss on trading securities	(87)	—	—	(87)
Equity in (earnings) losses of unconsolidated entities	(7,307)	—	2,158	(5,149)
Distributions from unconsolidated entities	8,093	—	—	8,093
Impairment on investment in unconsolidated entities	4,497	—	—	4,497
(Gain) loss on sales of investment securities, net	(1,140)	—	—	(1,140)
(Gain) loss on sales of leases and loans	(19)	—	—	(19)
Deferred income tax provision	3,624	—	—	3,624
Equity-based compensation issued	2,593	—	—	2,593
(Gain) loss on trading securities	15	—	—	15
Trading securities purchases and sales, net	(824)	—	—	(824)
Changes in operating assets and liabilities	1,721	—	—	1,721
Adjustments to reconcile net income and operating cash flows to net income of consolidated VIE-RSO	—	(657)	(97)	(754)
Net cash provided by (used in) operating activities	14,686	9,320	(1,559)	22,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(515)	—	—	(515)
Principal payments on leases and loans	21	—	—	21
Investments in real estate and unconsolidated real estate entities	(5,147)	—	—	(5,147)
Purchase of loans and securities by consolidated VIE-RSO	—	(658,207)	—	(658,207)
Principal payments and proceeds from sales of loans and securities by consolidated VIE-RSO	—	524,476	—	524,476
Purchase of loans and investments	(4,457)	—	—	(4,457)
Proceeds from sale of loans and investments	6,070	—	—	6,070
Increase (decrease) in restricted cash of consolidated VIE-RSO	—	96,887	—	96,887
Other investing activity of consolidated VIE-RSO	—	13,690	(990)	12,700
Net cash provided by (used) in investing activities	(4,028)	(23,154)	(990)	(28,172)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

	RAI	RSO	Eliminations	Consolidated
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(990)	—	990	—
Net borrowings by consolidated VIE-RSO	—	124,922	—	124,922
Dividends paid	(3,909)	—	—	(3,909)
Dividends paid on common stock by consolidated VIE-RSO	—	(69,433)	1,374	(68,059)
Proceeds from issuance of common stock	1	—	—	1
Proceeds from issuance of common stock by consolidated VIE-RSO	—	3,196	—	3,196
Repurchases of common stock	(15,032)	—	—	(15,032)
Repurchases of common stock by consolidated VIE-RSO	—	(15,433)	—	(15,433)
(Increase) decrease in restricted cash	(168)	—	—	(168)
Other financing activity of consolidated VIE - RSO	—	(29,418)	185	(29,233)
Net cash (used in) provided by financing activities	(20,098)	13,834	2,549	(3,715)

Decrease in cash	(9,440)	—	—	(9,440)
Cash, beginning of year	27,542	—	—	27,542
Cash, end of period	$18,102	$—	$—	$18,102

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information for the Company is as follows (in thousands, except per share data):

	Nine Months Ended
	September 30,
	2015	2014
Cash (paid) received:
Interest	$(1,356)	$(1,249)
Income tax payments	(1,270)	(952)
Refund of income taxes	69	167

Dividends declared per common share	$0.18	$0.16

Non-cash activities:
Repurchase of common stock from employees in exchange for the payment of income taxes	$173	$263
Repurchase common stock in exchange for the exercise of warrants	—	1,754
Issuance of treasury stock for the Company's investment savings 401(k) plan	371	368
Leasehold improvements paid by the landlord	60	—
NOTE 5 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of September 30, 2015 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties:
Commercial finance investment entities	$—	$28	$100	$1,630	$1,758	$1,758
Real estate investment entities	5,190	590	1,271	14,827	16,688	21,878
Financial fund management entities	1,122	—	21	26	47	1,169
Other	333	—	—	—	—	333
	6,645	618	1,392	16,483	18,493	25,138
Rent receivables - real estate	158	2	2	2	6	164
Total financing receivables	$6,803	$620	$1,394	$16,485	$18,499	$25,302

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended September 30, 2015:
Balance, beginning of period	$17,665	$—	$2	$17,667
Provision for (reversal) of credit losses	(402)	—	2	(400)
(Charge-offs) recoveries	(17,263)	—	—	(17,263)
Balance, end of period	$—	$—	$4	$4

Ending balance, individually evaluated for impairment	$—	$—	$4	$4
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$—	$—	$4	$4

Nine Months Ended September 30, 2015:
Balance, beginning of period	$16,990	$—	$—	$16,990
Provision for (reversal) of credit losses	273	1	4	278
(Charge-offs) recoveries	(17,263)	(1)	—	(17,264)
Balance, end of period	$—	$—	$4	$4

Ending balance, individually evaluated for impairment	$—	$—	$4	$4
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$—	$—	$4	$4

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Loans and Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended September 30, 2014:
Balance, beginning of period	$39,028	$—	$2	$39,030
Loan	520	30	9	559
(Charge-offs) recoveries	(7,028)	(28)	(6)	(7,062)
Balance, end of period	$32,520	$2	$5	$32,527

Nine Months Ended September 30, 2014:
Balance, beginning of period	$36,229	$—	$14	$36,243
Provision for credit losses	3,321	25	(4)	3,342
(Charge-offs) recoveries	(7,030)	(23)	(5)	(7,058)
Balance, end of period	$32,520	$2	$5	$32,527

Ending balance, individually evaluated for impairment	$32,520	$2	$—	$32,522
Ending balance, collectively evaluated for impairment	—	—	5	5
Balance, end of period	$32,520	$2	$5	$32,527
The Company’s financing receivables (presented exclusive of any allowance for credit losses) relate to the balance in the allowance for credit losses, as follows (in thousands):

As of September 30, 2015:	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$25,138	$—	$25,138
Ending balance, collectively evaluated for impairment	—	164	164
Balance, end of period	$25,138	$164	$25,302

As of December 31, 2014:
Ending balance, individually evaluated for impairment	$47,293	$—	$47,293
Ending balance, collectively evaluated for impairment	—	88	88
Balance, end of year	$47,293	$88	$47,381

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of September 30, 2015:
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$—	$—	$—	$13,815
Loans and receivables from managed entities – real estate	$—	$—	$—	$458
Rent receivables – real estate	$—	$—	$4	$—

As of December 31, 2014:
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$1,295	$18,285	$16,990	$18,882
The Company had no impaired financing receivables without a specific allowance as of September 30, 2015 and December 31, 2014.
NOTE 6 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Properties owned, net of accumulated depreciation of $9,606 and $9,198:
Hotel property (Savannah, Georgia)	$9,922	$10,110
Office building (Philadelphia, Pennsylvania)	894	888
	10,816	10,998
Partnerships and other investments	5,375	6,099
Total investments in real estate, net	$16,191	$17,097
The Company recorded rental income of $1.4 million and $4.4 million for three and nine months ended September 30, 2015, respectively, and, $1.3 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):

2016	$1,082
2017	869
2018	778
2019	531
2020	307
Thereafter	290
Total	$3,857

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 7 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	September 30, 2015	December 31, 2014
Available-for-sale securities	$8,905	$9,065
Trading securities	1,313	475
Total investment securities, at fair value	$10,218	$9,540

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2015:
CLO securities	$7,360	$1,156	$(77)	$8,439
Equity securities	432	37	(3)	466
Total	$7,792	$1,193	$(80)	$8,905

As of December 31, 2014:
CLO securities	$6,962	$1,228	$(176)	$8,014
Equity securities	888	163	—	1,051
Total	$7,850	$1,391	$(176)	$9,065
CLO securities.  The CLO securities represent the Company’s retained equity interests in 14 and 12 CLO issuers that CVC Credit Partners has sponsored and manages at September 30, 2015 and December 31, 2014, respectively (see Note 8).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. For the three months ended September 30, 2015, the Company adjusted its assumptions with respect to the fair value calculations of its CLO securities based on a change in market conditions, principally to increase the constant default rate in year one and two and decrease the prepayment speed in year one, which resulted in an impairment charge of $151,000.
Equity securities.  The Company holds 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds approximately 10,808 shares of DIF with a cost basis of $109,000. The Company has an investment of $215,000 in CIF, a new interval fund, whose registration statement with respect to the offer and sale of its shares of beneficial interest was declared effective by the SEC on April 17, 2015. In July 2015, the Company sold its investment in RREGPS (749,976 units) for $677,400, which approximated its cost basis.
Trading securities. The Company had net gains on trading securities of $45,000 and $72,000 for the three and nine months ended September 30, 2015, respectively, including unrealized gains of $45,000 and $87,000 for the three and nine months ended September 30, 2015, respectively, which are included in Financial Fund Management Revenues on the consolidated statements of operations. The Company had net gains on trading securities of $855,000 and $1.8 million during the three and nine months ended September 30, 2014, respectively, including unrealized losses of $231,000 and $111,000 respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
September 30, 2015
CLO securities	$1,095	$(45)	2	$883	$(32)	2
Equity securities	106	(3)	1	—	—	—
Total	$1,201	$(48)	3	$883	$(32)	2
December 31, 2014
CLO securities	$2,643	$(176)	4	$—	$—	—
Equity securities	—	—	—	—	—	—
Total	$2,643	$(176)	4	$—	$—	—
NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	September 30, 2015	December 31, 2014
Real estate investment entities	1% – 12%	$11,496	$8,313
Financial fund management partnerships	0.01% − 50%	6,175	4,162
Trapeza entities	33% − 50%	678	614
Investments in unconsolidated entities		$18,349	$13,089
Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, as well as a $1.3 million investment in Opportunity REIT II, a $200,000 investment in Innovation Office REIT as well as a $200,000 investment in Resource Apartment REIT III, Inc. ("Apartment REIT III"), which filed a registration statement with the SEC on November 2, 2015. The Company accounts for its investments in Opportunity REITs I and II, Innovation Office REIT and Apartment REIT III on the cost method. As of September 30, 2015, the Company had invested $4.0 million in Pearlmark. In October 2015, the Company invested an additional $1.0 million in Pearlmark. The Company accounts for its investment in Pearlmark on the equity method of accounting. The Company has commitments with respect to some of these investments (see Note 17).
    The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager. The Company records its equity share of the operating results of CVC Credit Partners in Financial Fund Management Revenues. In accordance with the CVC Credit Partners shareholders' agreement, in July 2015, CVC exercised its option to buy down the Company's interests in the joint venture by 9%, which reduced the Company's interest to 24%. In conjunction with the buydown, the Company recorded an impairment charge of $4.3 million on its investment in CVC Credit Partners during the three months ended June 30, 2015. The purchase price, an agreed upon formulaic option price based on finalized 2014 results of the joint venture, was not indicative of its fair value. The remaining interests held by the Company were valued by a third-party valuation firm, which concluded that the fair value exceeded the book value and, as such, there was no further impairment.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Management fee revenues	$18,023	$19,103	$50,652	$45,890
Costs and expenses	(15,919)	(17,326)	(44,846)	(42,172)
Net income	$2,104	$1,777	$5,806	$3,718
Portion of net income attributable to the Company	$505	$586	$1,727	$1,227
The Company has a preferred interest in Apidos relating to incentive management fees on legacy CLOs that had been sponsored and managed by Apidos. The Company accounts for this interest, with a book value of $6.8 million at September 30, 2015, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. Each quarter the Company evaluates the book value of the investment by estimating the fair value of the expected future cash flows from the incentive management fees. To the extent that the estimated fair value of future cash flows is less than the cost basis of the investment, such shortfall will be recorded as a reduction of the preferred interest. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable and other accrued liabilities	$6,769	$6,045
Supplemental executive retirement plan ("SERP") liability (see Note 14)	5,886	6,383
Accrued wages and benefits	3,628	4,580
Deferred rent	2,404	2,485
Apidos contractual obligation, at fair value (see Notes 8 and 16)	627	745
Dividends declared and not yet paid	—	1,312
Insurance notes	1,115	729
Total accrued expenses and other liabilities	$20,429	$22,279

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 10 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of September 30, 2015		December 31, 2014
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	1,866	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		9,932	10,088
Other debt		964	324
Total borrowings outstanding		$20,896	$20,412

(1)	The amount of the facility as shown has been reduced $503,000 for an outstanding letter of credit.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  Through April 24, 2014, the terms of the Company's line of credit with TD Bank allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) a specified London Interbank Offered Rate ("LIBOR") plus 3%. The interest rate used varies from one to six month LIBOR depending upon the period of the borrowing. In April 2014, the Company amended the TD Bank facility to (i) extend the maturity date to the earlier of (a) the expiration of the Company's management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million and (iii) require that the Company have no cash advances outstanding for thirty consecutive days during each one-year period beginning on April 25, 2014. The Company is charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on a $503,000 outstanding letter of credit.
Borrowings are secured by a first priority security interest in certain of the Company's assets and the guarantees of certain subsidiaries, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDOs and CLOs, (ii) a pledge of 18,972 shares of TBBK common stock, and (iii) a pledge of 540,168 shares of RSO common stock held by the Company.
There were no borrowings outstanding as of September 30, 2015 and the availability on the TD facility was $11.0 million, as reduced for the letter of credit. There were no borrowings under this facility as of December 31, 2014.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 175,000 shares of RSO common stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 6).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused annual facility fee to 0.5%. There were no borrowings under this facility as of September 30, 2015 and the availability was $1.9 million. There were no borrowings under this facility as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") mature on March 31, 2018. The effective interest rate for the three and nine months ended September 30, 2015 was 9.1% and 9.1%, respectively, and 9.3% and 9.4% for the three and nine months ended September 30, 2014, respectively. The Company may early redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price is at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101%, and thereafter at 100%.
Other Debt - Real Estate and Corporate
Real estate - mortgage. The Company has a $10.7 million mortgage on its hotel property in Savannah, Georgia. The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly payments of principal and interest of $71,331.
Corporate and real estate - capital leases. As of September 30, 2015, the Company has various capital leases for computer equipment.
Debt Repayments
Annual principal payments coming due on the Company’s aggregate borrowings for the five succeeding annual periods ending September 30, and thereafter, are as follows (in thousands):

2016	$594
2017	615
2018	10,464
2019	269
2020	285
Thereafter	8,669
Total	$20,896
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
The Company was in compliance with all of its financial debt covenants as of September 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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
The following are changes in accumulated other comprehensive (loss) income by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2014, net of tax of $472, $0, $(3) and $(2,700)	$1,979	$(1)	$(5)	$(3,003)	$(1,030)
Current-period other comprehensive (loss) income	(1,273)	—	5	73	(1,195)
Balance, September 30, 2015 net of tax of $441, $0, $0 and $2,457	$706	$(1)	$—	$(2,930)	$(2,225)
Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Revenues - Financial fund management
Cash flow hedges	Revenues - commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustments	Other income
NOTE 12 - NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	For the Nine Months Ended September 30, 2015
	RSO	Other
Noncontrolling interests, beginning of year	$916,543	$306
Net income (loss) attributable to noncontrolling interests	10,388	92
Other comprehensive loss	(8,179)	(83)
Proceeds from issuance of equity interests, net	(12,237)	—
Amortization of stock-based compensation	1,561	—
Discount on 6% senior convertible notes	2,528	—
Contributions from (distributions to) noncontrolling interests	(91,111)	—
Other	2,622	—
Noncontrolling interests, end of period	$822,115	$315

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares
Basic shares outstanding	22,067	21,109	22,629	20,586
Dilutive effect of outstanding director units and stock options (1)	—	1,192	—	1,538
Diluted shares outstanding	22,067	22,301	22,629	22,124

(1)
Due to the losses for the three and nine months ended September 30, 2015, director units and stock options outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation. As a result, Basic EPS and Diluted EPS shares were the same. Excluded from the Diluted EPS calculation were 270,000 unissued director units and outstanding out-of-the-money options to purchase 140,000 shares of common stock (weighted average exercise price of $16.21 per share).

NOTE 14 - BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The plan pays Mr. E. Cohen an annual benefit of $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest cost	$62	$68	$187	$205
Less: expected return on plan assets	(19)	(38)	(56)	(116)
Plus: amortization of unrecognized loss	106	70	317	209
Net cost	$149	$100	$448	$298
Restricted stock.  The value of the restricted stock awarded is based on the closing price of the Company's common stock as of the date of grant. During the nine months ended September 30, 2015 and 2014, the Company awarded 440,852 and 628,841 shares of restricted stock valued at $3.9 million and $5.7 million, respectively. Additionally, for the nine months ended September 30, 2015, there were 45,306 shares earned as part of a performance-based award valued at $420,000.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	September 30, 2015	December 31, 2014
Receivables from managed entities and related parties, net:
Real estate investment entities	$21,878	$23,733
Commercial finance investment entities (1)	1,758	2,883
Financial fund management investment entities	1,169	663
Other	333	488
Loan receivable from CVC Credit Partners	—	2,536
Receivables from managed entities and related parties	$25,138	$30,303

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$4,379	$2,942
Other	38	73
Payables to managed entities and related parties	$4,417	$3,015

(1)
Amount for December 31, 2014 is shown net of reserves for credit losses of $17.0 million related to management fees due from one of the Company's commercial finance investment entities that, based on estimated cash distributions, was not expected to be collectible.

(2)
Includes $4.1 million and $2.6 million in self-insurance funds provided by the Company's real estate investment entities as of September 30, 2015 and December 31, 2014, respectively, which are held in escrow by the Company to cover claims.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Fees from unconsolidated investment entities:
Real estate (1)	$11,464	$8,992	$33,071	$26,436
Financial fund management	774	794	2,341	2,861
Commercial finance (2)	—	—	—	—
CVC Credit Partners: reimbursement of net costs and expenses	219	211	694	836
Opportunity REIT I:
Reimbursement of costs and expenses	817	641	2,639	1,556
Dividends paid	87	30	131	88
Opportunity REIT II:
Reimbursement of costs and expenses	722	642	2,221	1,590
Dividends paid	42	—	62	—
Innovation Office REIT:
Reimbursement of costs and expenses	283	—	1,486	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(12)	(52)	(53)	(253)
Reimbursement of net costs and expenses	36	31	113	95
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(213)	(154)	(629)	(561)
Property management fees	47	56	123	149
Brandywine Construction & Management, Inc.: payment for property management of hotel property	(67)	(57)	(200)	(169)
Atlas Energy, L.P. : reimbursement of net costs and expenses	99	52	123	124
Ledgewood P.C.: payment for legal services	(3)	(98)	(92)	(165)
Graphic Images, LLC: payment for printing services	(36)	(27)	(120)	(116)
The Bancorp, Inc.: reimbursement of net costs and expenses	—	29	—	84
9 Henmar LLC: payment of broker/consulting fees	(4)	(3)	(21)	(21)

(1)
Includes the reversal of discounts of $35,000 and $245,000 for the three and nine months ended September 30, 2015, respectively, and $38,000 and $112,000 for the three and nine months ended September 30, 2014, respectively, in connection with management fees from the Company's real estate investment entities that it expects to receive in future periods.

(2)
The Company waived management fees from its commercial finance investment entities of $17,000 and $97,000 during the three and nine months ended September 30, 2015, respectively, and $105,000 and $605,000 during the three and nine months ended September 30, 2014, respectively.

Relationship with Opportunity REIT I. As of September 30, 2015 and December 31, 2014, the Company had a receivable of $238,000 and $325,000, respectively, for reimbursement of operating costs and expenses.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Relationship with Opportunity REIT II. As of September 30, 2015 and December 31, 2014, the Company had a $724,000 and $3.4 million receivable from Opportunity REIT II for offering costs and operating expense reimbursements. On June 14, 2014, the Company had provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest at LIBOR plus 300 basis points, which was repaid in full by June 30, 2014.

Relationship with Innovation Office REIT. As of September 30, 2015, the Company had a receivable of $1.9 million from the Innovation Office REIT for reimbursement of offering costs and expenses.
Relationship with CVC Credit Partners. On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In connection with the original loan agreement, the Company made an additional advance of €500,000 on December 8, 2014. On September 28, 2015, the loan and the associated interest were paid in full.
Advances to Real Estate Limited Partnership. The Company made an advance to one of its affiliated real estate limited partnerships under a revolving note of up to $3.0 million bearing interest at the prime rate. Advances outstanding of $2.3 million as of September 30, 2014 were repaid in full on December 16, 2014. The Company recorded interest income on this loan of $19,000 and $56,000, respectively, for the three and nine months ended September 30, 2014.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. In December 2014, the Company amended the terms of the note to provide for an initial repayment of $50,000 plus accrued interest, which was paid on March 15, 2015, with the remaining principal and interest due in full on March 15, 2016.
For certain relationships between the Company and RSO, reference is made to Note 19 - L. Related party transactions - RSO.
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
Investment securities. The Company uses quoted market prices to value its investments in DIF, CIF and TBBK common stock (Level 1).

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The fair value of the Company's investments in CLO and CDO securities are based on internally-generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. The significant unobservable inputs used in the fair value measurement include the constant prepayment rate ("CPR"), a probability of default ("CDR"), severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.  As of September 30, 2015, the Company held six securities of value within its trading portfolio, five of which were debt/equity investments in externally managed CDO issuers and one was a term loan (Level 3).
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's contractual commitment associated with its investment in the Apidos-CVC preferred stock was initially valued at $589,000 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
The fair value of the Company’s assets and liability recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities
September 30, 2015	$466	$—	$9,752	$10,218
December 31, 2014	310	741	8,489	9,540

Liability - Apidos contractual commitment	Level 1	Level 2	Level 3	Total
September 30, 2015	$—	$—	$627	$627
December 31, 2014	—	—	745	745
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during nine months ended September 30, 2015 (in thousands):

Investment Securities
Balance, beginning of year	$8,489
Purchases	2,054
Income accreted	906
Payments and distributions received, net	(1,468)
Sales	(175)
Impairment	(152)
Losses on sales of trading securities	(15)
Unrealized holding gains on trading securities	87
Change in unrealized gains included in accumulated other comprehensive loss	26
Balance, end of period	$9,752

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2014 (in thousands):

Investment Securities
Balance, beginning of year	$7,407
Purchases	15,063
Income accreted	995
Payments and distributions received, net	(3,752)
Sales	(13,235)
Gain on sale of investment securities, net	445
Unrealized losses on trading securities	(200)
Gains on trading securities	1,834
Change in unrealized losses included in accumulated other comprehensive loss	(68)
Balance, end of period	$8,489
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at September 30, 2015	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$8,439	Discounted cash flow	Constant default rate	0.5% - 2%
			Loss severity rate	25%
			Constant prepayment rate	25%
			Reinvestment price on collateral	99.5%
			Reinvestment spread	100% - 450%
			Discount rates	14%

Trading securities	$1,313	Net asset value	Value of underlying assets	variable
		Discounted cash flow	Constant default rate	4% - 5%
			Constant prepayment rate	30%
			Loss severity rate	30% - 35%
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$9,932	$10,932	$10,088	$11,197
Senior Notes	10,000	12,515	10,000	12,820
Other debt	964	964	324	324
	$20,896	$24,411	$20,412	$24,341
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at September 30, 2015 and December 31, 2014.
NOTE 17 - COMMITMENTS AND CONTINGENCIES
As of September 30, 2015, except for the executive compensation, the Company did not believe it was probable that any payments would be required under any of its contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. The Company's commitments and contingencies as of September 30, 2015 were as follows:
Corporate
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $117,000 and $100,000 as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 and December 31, 2014, Resource Securities net capital was $819,000 and $1.4 million, respectively, which exceeded the minimum requirements by $702,000 and $1.3 million, respectively.
Legal proceedings. The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.
Executive compensation. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
Financial fund management
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($1.1 million as of September 30, 2015) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of September 30, 2015, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Fund capital commitments. In connection with the Company's investment in CVC Credit Partners, in its capacity as the fund manager for some of its managed accounts/funds, the Company is contractually committed to invest capital along with third-party investors. Accordingly, as of September 30, 2015, the Company’s pro-rata portion of the unfunded capital commitments totaled $5.4 million across five such funds/accounts. The Company expects these unfunded commitments to be called over the next two years. With respect to Resource Credit Opportunity Fund, LLC, an investment entity in the development stage that the Company plans to co-sponsor and manage, the Company is committed to fund $1.3 million in startup expenses. The liability for these commitments will be recorded in the future as the amounts become due and payable.
Real estate
REIT capital commitments. As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to Innovation Office REIT, in addition to the $200,000 initial capital investment, the Company is committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. Similarly, with respect to Apartment REIT III, in addition to the $200,000 initial capital investment, the Company is committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for these commitments will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitment. In connection with the Pearlmark joint venture, the Company is committed to fund up to $8.0 million, of which $5.0 million has been funded as of October 2015. The agreement limits the 2015 contributions to $6.0 million. This funding is reflected as the Company's investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of the Company's commercial finance partnerships, the Company provided a guarantee to the buyer whereby the Company will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the due date. As of September 30, 2015, the lease is current and there is no indication that the payment will not be made timely; accordingly, no liability has been recorded for this contingency.
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

Three Months Ended September 30, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$16,788	$2,380	$71	$—	$19,239	$23,705	$(3,094)	$39,850
Equity in earnings (losses) of unconsolidated entities	(593)	2,028	(5)	—	1,430	—	(603)	827
Total revenues	16,195	4,408	66	—	20,669	23,705	(3,697)	40,677
Segment operating expenses	(11,223)	(3,369)	(434)	—	(15,026)	(15,994)	3,077	(27,943)
General and administrative expenses	(1,260)	(154)	—	(2,639)	(4,053)	—	—	(4,053)
Provision for credit losses	(3)	—	403	—	400	—	—	400
Depreciation and amortization	(318)	(15)	—	(171)	(504)	—	—	(504)
Impairment on available for sale securities	—	(151)	—	—	(151)	—	—	(151)
Interest expense	(177)	—	—	(273)	(450)	—	—	(450)
Other income (expense), net	250	433	(265)	(32)	386	5,215	(438)	5,163
Pretax loss (income) attributable to noncontrolling interests (2)	(37)	—	—	—	(37)	(7,944)	(6,699)	(14,680)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$3,427	$1,152	$(230)	$(3,115)	$1,234	$4,982	$(7,757)	$(1,541)

Nine Months Ended September 30, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$52,787	$8,471	$104	$—	$61,362	$72,267	$(9,916)	$123,713
Equity in earnings (losses) of unconsolidated entities	1,490	5,855	(38)	—	7,307	—	(2,158)	5,149
Total revenues	54,277	14,326	66	—	68,669	72,267	(12,074)	128,862
Segment operating expenses	(34,804)	(9,513)	(1,471)	—	(45,788)	(91,589)	9,813	(127,564)
General and administrative expenses	(3,515)	(889)	—	(7,127)	(11,531)	—	—	(11,531)
Provision for credit losses	(311)	—	33	—	(278)	—	—	(278)
Depreciation and amortization	(973)	(47)	—	(456)	(1,476)	—	—	(1,476)
Impairment on available for sale securities	—	(4,497)	—	—	(4,497)	—	—	(4,497)
Interest expense	(539)	—	(1)	(786)	(1,326)	—	—	(1,326)
Other income (expense), net	721	1,349	(262)	(419)	1,389	32,268	(1,359)	32,298
Pretax income attributable to noncontrolling interests (2)	(92)	—	—	—	(92)	(24,808)	14,420	(10,480)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$14,764	$729	$(1,635)	$(8,788)	$5,070	$(11,862)	$10,800	$4,008

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Three Months Ended September 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$14,377	$4,320	$21	$—	$18,718	$25,811	$(3,645)	$40,884
Equity in (losses) earnings of unconsolidated entities	(88)	1,237	(38)	—	1,111	—	(491)	620
Total revenues	14,289	5,557	(17)	—	19,829	25,811	(4,136)	41,504
Segment operating expenses	(9,384)	(2,812)	(125)	—	(12,321)	(15,447)	3,502	(24,266)
General and administrative expenses	(804)	(416)	—	(1,206)	(2,426)	—	—	(2,426)
Reversal of (provision for) credit losses	(8)	—	(551)	—	(559)	—	—	(559)
Depreciation and amortization	(309)	(16)	—	(128)	(453)	—	—	(453)
Gain on sale of investment securities, net	—	69	—	—	69	—	—	69
Interest expense	(190)	—	(2)	(275)	(467)	—	—	(467)
Other income, net	280	533	19	(180)	652	3,730	(561)	3,821
Pretax loss (income) attributable to noncontrolling interests (2)	(9)	—	—	—	(9)	(14,214)	—	(14,223)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$3,865	$2,915	$(676)	$(1,789)	$4,315	$(120)	$(1,195)	$3,000

Nine Months Ended September 30, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Eliminations	Total Consolidation
Revenues from external customers	$41,681	$17,136	$21	$—	$58,838	$74,884	$(9,565)	$124,157
Equity in (losses) earnings of unconsolidated entities	(669)	3,637	(179)	—	2,789	—	(491)	2,298
Total revenues	41,012	20,773	(158)	—	61,627	74,884	(10,056)	126,455
Segment operating expenses	(27,364)	(9,980)	(351)	—	(37,695)	(43,585)	9,374	(71,906)
General and administrative expenses	(2,631)	(1,314)	—	(4,364)	(8,309)	—	—	(8,309)
Reversal of (provision for) credit losses	2	—	(3,344)	—	(3,342)	—	—	(3,342)
Depreciation and amortization	(927)	(47)	—	(395)	(1,369)	—	—	(1,369)
Gain on sale of investment securities, net	—	439	—	—	439	—	—	439
Interest expense	(577)	—	(11)	(859)	(1,447)	—	—	(1,447)
Other income, net	647	1,659	17	(344)	1,979	17,527	(1,687)	17,819
Pretax income attributable to noncontrolling interests (2)	(53)	—	—	—	(53)	(48,759)	—	(48,812)
Income (loss) from continuing operations including noncontrolling interests before taxes	$10,109	$11,530	$(3,847)	$(5,962)	$11,830	$67	$(2,369)	$9,528

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI	RSO	Total Consolidation
September 30, 2015	$201,835	$38,816	$4,469	$(87,168)	$157,952	$2,786,042	$2,943,994
September 30, 2014	$187,668	$58,689	$4,301	$(76,569)	$174,089	$2,589,013	$2,763,102

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

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
SEPTEMBER 30, 2015
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following reflects the assets and liabilities and operations of RSO which were consolidated by the Company:

RSO Balance Sheets Detail (in thousands):
	September 30, 2015	December 31, 2014
ASSETS (1)
Cash and cash equivalents	$104,735	$79,905
Restricted cash	24,110	122,138
Subtotal - Cash and cash equivalents	128,845	202,043
Investment securities, trading	25,715	20,786
Investment securities available-for-sale, pledged as collateral, at fair value	118,797	197,800
Investment securities available-for-sale, at fair value	115,803	77,920
Subtotal - Investments, at fair value	260,315	296,506
Loans, pledged as collateral and net of allowances of $47.3 million and $4.6 million	2,118,978	1,925,980
Loans receivable–related party	—	558
Loans held for sale ($113.0 million and $113.4 million at fair value)	116,001	113,675
Subtotal - Loans, before eliminations	2,234,979	2,040,213
Eliminations	—	(558)
Subtotal - Loans	2,234,979	2,039,655
Property held for sale	180	180
Investments in unconsolidated entities	55,858	59,827
Subtotal, Investments in real estate and unconsolidated entities	56,038	60,007
Line items included in "other assets":
Linked transactions, net at fair value	—	15,367
Derivatives, at fair value	3,730	5,304
Interest receivable	13,923	16,260
Deferred tax asset	11,351	12,634
Principal paydown receivable	32,100	40,920
Direct financing leases	1,135	2,109
Intangible assets	25,806	18,610
Prepaid expenses	5,049	4,196
Other assets	12,771	14,510
Subtotal - Other assets, before eliminations	105,865	129,910
Eliminations	—	(109)
Subtotal - Other assets	105,865	129,801
Total assets (excluding eliminations)	$2,786,042	$2,728,679
Total assets (including eliminations)	$2,786,042	$2,728,012
LIABILITIES (2)
Borrowings	$1,880,891	$1,716,871
Eliminations	349	261
Subtotal Borrowings	1,881,240	1,717,132
Distribution payable	24,744	30,592
Accrued interest expense	5,437	2,123
Derivatives, at fair value	7,466	8,476
Accrued tax liability	4,697	9,219
Accounts payable and other liabilities	9,531	9,287
Subtotal - Other liabilities, before eliminations	51,875	59,697
Eliminations	(2,424)	(2,596)
Subtotal - Other liabilities	49,451	57,101
Total liabilities (before eliminations)	$1,932,766	$1,776,568
Total liabilities (after eliminations)	$1,930,691	$1,774,233

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

RSO Balance Sheets Detail (in thousands):
	September 30, 2015	December 31, 2014
(1) Assets of consolidated Variable Interest Entities ("VIE") included in total assets above:
Cash and cash equivalents	$188	$25
Restricted cash	22,206	121,247
Investments securities available-for-sale, pledged as collateral, at fair value	76,517	119,203
Loans held for sale	2,994	282
Loans, pledged as collateral and net of allowances of $43.0 million and $3.3 million	1,566,454	1,261,137
Interest receivable	7,848	8,941
Prepaid expenses	194	221
Principal paydown receivable	32,100	25,767
Other assets	882	(12)
Total assets of consolidated RSO VIEs	$1,709,383	$1,536,811

(2) Liabilities of consolidated VIEs included in total liabilities above:
Borrowings	$1,189,092	$1,046,494
Accrued interest expense	953	1,000
Derivatives, at fair value	4,774	8,439
Unsettled loan purchases	—	(529)
Accounts payable and other liabilities	208	(386)
Total liabilities of consolidated RSO VIEs	$1,195,027	$1,055,018

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

RSO Operations Statement Detail (in thousands):
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES
Interest income:
Loans	$33,502	$27,026	$95,924	$73,474
Securities	4,866	5,168	14,418	12,563
Leases	(8)	—	250	—
Interest income − other	968	1,647	2,919	5,481
Total interest income	39,328	33,841	113,511	91,518
Interest expense	16,906	11,508	47,611	31,746
Net interest income	22,422	22,333	65,900	59,772
Rental income	—	1,118	—	7,777
Dividend income	17	16	50	169
Fee income	1,266	2,344	6,317	7,166
Revenues from consolidated VIE-RSO	23,705	25,811	72,267	74,884
OPERATING EXPENSES
Management fees − related party	3,252	3,606	10,312	10,000
Equity compensation − related party	(225)	798	1,561	4,497
Rental operating expense	—	695	6	5,168
Lease operating	(33)	—	14	—
General and administrative - Corporate	4,372	3,716	13,222	11,305
General and administrative - PCM	6,966	4,631	20,767	12,196
Depreciation and amortization	628	562	1,814	2,158
Impairment losses	—	—	59	—
Provision (recovery) for loan losses	1,034	1,439	43,834	(1,739)
Expenses of consolidated VIE-RSO	15,994	15,447	91,589	43,585
Adjusted operating income	7,711	10,364	(19,322)	31,299
OTHER INCOME (EXPENSE)
Equity in earnings of unconsolidated subsidiaries	334	887	1,702	4,663
Net realized and unrealized gain (loss) on sales of investment securities available-for-sale and loans and derivatives	5,812	4,226	29,980	7,962
Net realized and unrealized gains (loss) on investment securities, trading	(580)	376	1,773	(1,834)
Unrealized gain (loss) and net interest income on linked transactions, net	—	177	235	7,494
(Loss) on reissuance/gain on extinguishment of debt	(332)	(1,867)	(1,403)	(2,469)
(Loss) gain on sale of real estate	(19)	(69)	(19)	2,973
Other income (expense)	—	—	—	(1,262)
Other income, net, from consolidated VIE - RSO	5,215	3,730	32,268	17,527
Income from continuing operations	12,926	14,094	12,946	48,826
Income tax (expense) benefit - RSO	1,796	237	(2,969)	667
NET INCOME (LOSS)	14,722	14,331	9,977	49,493
Net (loss) income allocated to preferred shares	(6,115)	(5,545)	(18,322)	(11,303)
Net (income) loss allocable to non-controlling interest, net of taxes	(1,829)	(1,458)	(6,486)	(1,069)
NET INCOME (LOSS) ALLOCABLE TO RSO COMMON SHAREHOLDERS	$6,778	$7,328	$(14,831)	$37,121
Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

RSO Cash Flow Detail (in thousands)	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,977	$49,493
Items included in "Change in cash attributable to consolidated VIE-RSO":
Provision for (recovery of) loan losses	43,834	(1,739)
Depreciation, amortization, and accretion	10,122	2,463
Amortization of stock-based compensation	1,561	4,497
Amortization of (accretion) of terminated derivative instruments	1,219	212
Amortization (accretion)of interest-only available-for-sales securities	2,768	(573)
Sale (origination) of residential mortgage loans held for sale, net	(647)	(42,178)
Sale (purchase) of and principal payments of securities, trading, net	(3,120)	(3,571)
Net realized and unrealized loss (gain) on investment securities, trading	(1,773)	1,834
Net realized and unrealized (gain) loss on sales of investment securities available-for-sale and loans	(29,980)	(15,487)
Loss (gain) on the reissuance (extinguishment) of debt	1,403	2,469
Loss (gain) on sales of real estate	19	(2,973)
Settlement of derivative instruments	3,870	(23)
Net impairment losses recognized in earnings	59	—
Unrealized gain (loss) of unconsolidated subsidiaries	(235)	(5,713)
Equity in net (earnings) losses of unconsolidated subsidiaries	(1,702)	(4,663)
Changes in operating assets and liabilities, net of acquisitions	(3,225)	6,067
Net cash provided by (used in) operating activities	24,173	(59,378)
Change in consolidated VIE-RSO cash for the period	(24,830)	99,001
Subtotal - Change in cash attributable to consolidated VIE-RSO before eliminations	(657)	39,623
Elimination of intercompany activity	(97)	2,714
Subtotal - Adjustments to reconcile net income (loss) and operating cash flows to net income (loss) of consolidated VIE-RSO	(754)	42,337
Net cash provided by (used in ) operating activities of consolidated VIE-RSO (excluding eliminations)	34,150	(9,885)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and originations of loans	(629,832)	(667,774)
Purchase of securities available-for-sale	(28,375)	(145,138)
Subtotal - Purchase of loans and securities by consolidated VIE-RSO	(658,207)	(812,912)
Principal payments received on loans	294,901	315,778
Proceeds from sale of loans	108,446	76,314
Principal payments on securities available-for-sale	59,819	40,748
Proceeds from sale of securities available-for-sale	60,752	117,367
Principal payments received on loans - related parties	558	2,706
Investment in loans - related parties	—	(849)
Subtotal - principal payments and proceeds from sales received by consolidated VIE-RSO, before eliminations	524,476	552,064

(Increase) decrease in restricted cash	96,887	18,328

Items included in "Other investing activity of consolidated VIE-RSO":
Return of capital from (investment in) unconsolidated entity	5,625	8,911
Acquisition of controlling interest in Moselle CLO S.A.	—	(30,433)
Settlement of derivative instruments	8,028	(19,245)
Proceeds from sale of real estate held-for-sale	47	31,639
Improvements of investments in real estate	—	(225)
Purchase of furniture and fixtures	(10)	(69)
Acquisition of property and equipment	—	(362)
Subtotal - Other investing activity of consolidated VIE-RSO, before eliminations	13,690	(9,784)
Eliminations	(990)	(391)
Subtotal - Other investing activity of consolidated VIE-RSO	12,700	(10,175)
Net cash used in investing activities of consolidated VIE-RSO (excluding eliminations)	(23,154)	(252,304)

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Items included in "Net borrowings (repayments) of debt by consolidated VIE-RSO"
Proceeds from borrowings:
Repurchase agreements, net of repayments	4,621	92,234
Senior secured revolving credit facility	110,500	35,500
Securitizations	505,862	235,344
Convertible senior notes	99,000	—
Reissuance of debt	16,597	39,635
Payments on borrowings:
Securitization	(374,778)	(301,040)
Senior secured revolving credit facility	(62,000)	—
Payment of debt issuance costs	(13,235)	(7,284)
Repurchase agreements, net of borrowings	(161,645)	(33,719)
Subtotal - net borrowings of debt by consolidated VIE-RSO	124,922	60,670
Distributions paid on common stock	(69,433)	(77,636)
Elimination of dividends paid to RAI	1,374	1,716
Distributions paid on common stock of consolidated VIE-RSO, after eliminations	(68,059)	(75,920)
Net proceeds from issuances of common stock and dividend reinvestment and stock purchase plan, net of offering costs	163	25,416
Proceeds from issuance of preferred shares, net of offering costs	3,033	152,152
Repurchase of common stock	(15,433)	—
Subtotal - net proceeds from issuance of stock by consolidated VIE-RSO	(12,237)	177,568
Distributions paid to non-controlling interests	(14,050)	(1,384)
Proceeds received from non-controlling interests	3,424	12,676
Distributions to subordinated note holders	(518)	(799)
Distributions paid on preferred stock	(18,274)	(7,907)
Subtotal - Other consolidated financing activity of consolidated VIE-RSO, before eliminations	(29,418)	2,586
Eliminations	185	175
Subtotal - Other consolidated financing activity of consolidated VIE-RSO	(29,233)	2,761
Net cash provided by financing activities of consolidated VIE-RSO, excluding eliminations	13,834	163,188
Net increase (decrease) in cash and cash equivalents	24,830	(99,001)
Cash and cash equivalents, beginning of year of consolidated VIE-RSO	79,905	262,270
Cash and cash equivalents, end of period of consolidated VIE-RSO	$104,735	$163,269

Supplemental disclosures:
Interest expense paid in cash	$33,971	$26,782
Income taxes paid in cash	$9,518	$3,293

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

A.	Summary of Significant Accounting Policies - RSO
Reclassifications
Certain reclassifications have been made to RSO's 2014 consolidated financial statements to conform to the 2015 presentation.

B.	Variable Interest Entities - RSO
RSO has evaluated its securities, loans, investments in unconsolidated entities, liabilities to subsidiary trusts issuing preferred securities (consisting of unsecured junior subordinated notes) and its securitizations in order to determine if they are variable interests in VIEs. RSO monitors these legal interests and, to the extent it has determined that it has a variable interest, analyzes the entity for potential consolidation. A VIE is required to be consolidated by its primary beneficiary, which, generally is the entity that has the power to direct the activities that are most significant to the VIE and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIE. RSO continuously analyzes entities in which it holds variable interests, including when there is a reconsideration event, to determine whether such entities are VIEs and whether such potential VIEs should be consolidated or deconsolidated. This analysis requires considerable judgment in determining the primary beneficiary of a VIE and could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that otherwise would have been consolidated.
Consolidated VIEs (RSO is the primary beneficiary)
Based on RSO management’s analysis, RSO is the primary beneficiary of 13 VIEs at September 30, 2015: Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, Whitney CLO I, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4, Moselle CLO and RCM Global, LLC. In performing the primary beneficiary analysis for Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3, RCC 2015-CRE4 and RCM Global, LLC, it was determined that the parties that have the power to direct the activities that are most significant to each of these VIEs and who have the right to receive benefits and the obligation to absorb losses that could potentially be significant to these VIEs, are a related-party group. It was then determined that RSO was the party within that group that is more closely associated with each such VIE considering the design of the VIE, the principal-agency relationship between RSO and other members of the related-party group, and the relationship and significance of the activities of the VIE to RSO compared to the other members of the related-party group.
Apidos CDO I, Apidos CDO III, Apidos Cinco CDO, Apidos CLO VIII, RREF CDO 2006-1, RREF CDO 2007-1, RCC CRE Notes 2013, RCC 2014-CRE2, RCC 2015-CRE3 and RCC 2015-CRE4 were formed on behalf of RSO to invest in real estate-related securities, CMBS, property available-for-sale, bank loans, corporate bonds and asset-backed securities and were financed by the issuance of debt securities. The Manager manages the commercial real estate-related entities on behalf of RSO, and CVC Credit Partners manages the commercial finance-related entities on behalf of RSO. By financing these assets with long-term borrowings through the issuance of bonds, RSO seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. The primary beneficiary determination for each of these VIEs was made at each VIE’s inception and is continually assessed.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

On July 9, 2014, RCC Residential, together with Resource America and certain Resource America employees, acquired through RCM Global a portfolio of securities from JP Morgan for $23.5 million.  The portfolio, is managed by Resource America. RCC Residential contributed $15.0 million for a 63.8% membership interest. Each of the members of RCM Global is allocated revenue and expenses of RCM Global in accordance with his or her membership interest. RCM Global was determined to be a VIE based on the equity holders' inability to direct the activities that are most significant to the entity. RSO was determined to be the primary beneficiary of RCM Global and, therefore, consolidated the entity. RSO's ownership interest of the portfolio's remaining assets was 46.4% as of September 30, 2015.
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
The creditors of RSO’s 13 consolidated VIEs have no recourse to the general credit of RSO. However, RSO in its capacity as manager, RSO has voluntarily supported two credits in one of its commercial real estate CDOs as the credits went through a restructuring in order to maximize future cash flows from the CDO. For the three and nine months ended September 30, 2015, RSO provided no financial support. For the three and nine months ended September 30, 2014, RSO provided financial support of $209,000 and $758,000, respectively. RSO has provided no other financial support to any other of its VIEs nor does RSO have any requirement to do so, although it may choose to do so in the future to maximize future cash flows on such investments by RSO. There are no explicit arrangements that obligate RSO to provide financial support to any of its consolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table shows the classification and carrying value of assets and liabilities of RSO's consolidated VIEs as of September 30, 2015 (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Whitney CLO I	RREF 2006-1	RREF 2007-1	RCC CRE Notes 2013	RCC 2014-CRE2	RCC 2015-CRE3	RCC 2015-CRE4	Moselle	RCM Global, LLC	Total
ASSETS (1)
Cash and cash equivalents	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$188	$188
Restricted cash (1)	71	192	14,503	116	24	255	1,686	—	—	5,005	354	—	22,206
Investment securities available-for-sale, pledged as collateral, at fair value	—	—	9,653	—	5,933	55,781	—	—	—	—	—	5,150	76,517
Loans, pledged as collateral	—	—	148,549	—	88,193	190,614	139,956	351,620	342,944	304,578	—	—	1,566,454
Loans held for sale	153	—	2,841	—	—	—	—	—	—	—	—	—	2,994
Interest receivable	—	—	805	—	350	1,329	740	1,324	1,241	1,109	—	950	7,848
Prepaid assets	—	5	29	—	69	74	12	5	—	—	—	—	194
Principal paydown receivable	—	—	—	—	—	—	32,100	—	—	—	—	—	32,100
Other assets	—	—	—	—	—	—	161	8	—	—	—	713	882
Total assets (2)	$224	$197	$176,380	$116	$94,569	$248,053	$174,655	$352,957	$344,185	$310,692	$354	$7,001	$1,709,383

LIABILITIES
Borrowings	$—	$—	$152,310	$—	$52,820	$127,195	$125,833	$232,030	$278,444	$220,403	$57	$—	$1,189,092
Accrued interest expense	—	—	209	—	25	101	122	127	214	155	—	—	953
Derivatives, at fair value	—	—	—	—	197	4,577	—	—	—	—	—	—	4,774
Unsettled loan purchases	—	—	—	—	—	—	—	—	—	—	—	—	—
Accounts payable and other liabilities	—	—	13	—	17	5	(2)	10	—	—	154	11	208
Total liabilities	$—	$—	$152,532	$—	$53,059	$131,878	$125,953	$232,167	$278,658	$220,558	$211	$11	$1,195,027

(1)	Includes $6.9 million designated to fund future commitments on specific commercial real estate loans in certain of the securitizations.

(2)	Assets of each of the consolidated VIEs may only be used to settle the obligations of each respective VIE.

(3)	In October 2013, RSO liquidated Apidos CLO VIII and all of the assets were sold. However, RSO still owns its share of beneficial interests that caused it to consolidate it.
Unconsolidated VIEs (RSO is not the primary beneficiary, but has a variable interest)
Based on RSO management’s analysis, RSO is not the primary beneficiary of the VIEs discussed below since it does not have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, the following VIEs are not consolidated in RSO’s financial statements as of September 30, 2015. RSO’s maximum exposure to risk for each of these unconsolidated VIEs is set forth in the “Maximum Exposure to Loss,” column in the table below.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

LEAF Commercial Capital, Inc.
On November 16, 2011, RSO and LEAF Financial, Inc. ("LEAF Financial"), a subsidiary of the Company, and LEAF Commercial Capital, Inc. ("LCC"), a former another subsidiary of the Company, entered into a stock purchase agreement and related agreements (collectively the “SPA”) with Eos Partners, L.P., a private investment firm, and its affiliates (“Eos”). In exchange for its prior interests in its lease related investments, RSO received 31,341 shares of Series A Preferred Stock (the "Series A Preferred Stock"), 4,872 shares of newly issued 8% Series B Redeemable Preferred Stock (the "Series B Preferred Stock") and 2,364 shares of newly issued Series D Redeemable Preferred Stock (the "Series D Preferred Stock"), collectively representing, on a fully-diluted basis, assuming conversion, a 26.7% interest in LCC. At the time of investment, RSO's investment in LCC was valued at $36.3 million based on a third-party valuation at that time.  During 2013, RSO entered into a third stock purchase agreement with LCC to purchase 3,682 shares of newly issued Series A-1 Preferred Stock (the "Series A-1 Preferred Stock") for $3.7 million and 4,445 shares of newly issued Series E Preferred Stock (the "Series E Preferred Stock") for $4.4 million. The Series E Preferred Stock has priority over all other classes of preferred stock. RSO's fully-diluted interest in LCC, assuming conversion, was 28.4% at September 30, 2015. RSO's investment in LCC was recorded at $40.8 million and $39.4 million as of September 30, 2015 and December 31, 2014, respectively. RSO determined that it is not the primary beneficiary of LCC because it does not participate in any management or portfolio decisions, holds only two of six board positions, and only controls 28.4% of the voting rights in the entity. Furthermore, Eos holds consent rights with respect to significant LCC actions, including the incurrence of indebtedness, consummation of a sale of the entity, liquidation or initiating a public offering.
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
Resource Capital Asset Management CLOs
In February 2011, RSO purchased a company that managed bank loan assets through five CLOs. As a result, RSO became entitled to collect senior, subordinated and incentive management fees from these CLOs. The purchase price of $22.5 million resulted in an intangible asset that was allocated to each of the five CLOs and is amortized over the expected life of each CLO. The unamortized balance of the intangible asset was $8.1 million and $9.4 million at September 30, 2015 and December 31, 2014, respectively. RSO recognized fee income of $791,000 and $2.7 million for the for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. With respect to four of these CLOs, RSO determined that it does not hold a controlling financial interest and, therefore, is not the primary beneficiary. One of the CLOs was liquidated in February 2013. With respect to the fifth CLO, Whitney CLO I, in October 2012, RSO purchased 66.6% of its preferred equity, which resulted in consolidation. Based upon that purchase, RSO determined that it had an obligation to absorb losses and/or the right to receive benefits that could potentially be significant to Whitney CLO I and that a related party had the power to direct the activities that are most significant to the VIE. As a result, together with the related party, RSO had both the power to direct and the right to receive benefits and the obligation to absorb losses. It was then determined that, between RSO and the related party, RSO was the party within that group that was more closely associated with Whitney CLO I because of its preferred equity interest in Whitney CLO I. RSO, therefore, consolidated Whitney CLO I. In May 2013, RSO purchased additional equity in this CLO which increased its ownership of the outstanding preferred equity to 68.3%. In September 2013, RSO liquidated Whitney CLO I, and, as a result, all of the assets were sold.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Investment in ZAIS
In February 2015, RSO made an investment in ZAIS CLO 4 Limited, an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, indirect subsidiary ZAIS and through its consolidated subsidiary Pelium Capital together with a certain Resource America employee. RSO, through ZAIS and Pelium Capital, committed to invest $10.0 million and $3.0 million, respectively, during the vehicle's warehousing period. The vehicle is managed by ZAIS Leveraged Loan Manager 4, LLC (the “Collateral Manager”), an entity unrelated to RSO or to Pelium Capital, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity. The Collateral Manager can be replaced either for cause by the entity’s administrative agent if there is an event of default or by a unanimous vote of the entity’s equity investors, excluding any preference shares held by the Collateral Manager or its affiliates. Although RSO has an investment in the entity that is potentially significant, because it was determined that RSO did not have the ability to kick out the collateral manager, RSO was not determined to be the primary beneficiary and, hence, not required to consolidate ZAIS CLO 4, Limited. As of September 30, 2015, RSO had invested $10.0 million and $3.0 million through ZAIS and Pelium Capital, respectively. RSO accounts for its investment in ZAIS as an investment security available-for-sale in its consolidated financial statements.
Investment in Harvest CLO XV Designated Activity Company
                In February 2015, RSO made an investment in Harvest CLO XV Designated Activity Company ("Harvest XV"), an offshore financing vehicle created to acquire and warehouse syndicated bank loans, through its wholly-owned, direct subsidiary Commercial II.  The vehicle is managed by 3i Debt Management Investments Limited (the “Collateral Manager”), an entity unrelated to RSO, and such collateral management activities were determined to be the activities that most significantly impacted the economic performance of the entity.  The Collateral Manager can be replaced only for cause by the entity’s administrative agent.  Although RSO has an investment in the entity that is potentially significant, because it was determined that RSO did not have the ability to unilaterally kick out the collateral manager, RSO was not determined to be the primary beneficiary and, hence, not required to consolidate Harvest XV.  As of September 30, 2015, RSO had invested $11.2 million in Harvest XV's warehouse.  RSO accounts for its investment in Harvest XV as an investment security available-for-sale in its consolidated financial statements.
The following table shows the classification, carrying value and maximum exposure to loss with respect to RSO’s unconsolidated VIEs as of September 30, 2015 (in thousands):

	Unconsolidated Variable Interest Entities
	LCC	Unsecured Junior Subordinated Debentures	Resource Capital Asset Management CDOs	Investment in ZAIS and Harvest XV	Total	Maximum Exposure to Loss
Investment in unconsolidated entities	$40,779	$1,548	$—	$24,471	$66,798	$66,798
Intangible assets	—	—	8,088	—	8,088	8,088
Total assets	40,779	1,548	8,088	24,471	74,886

Borrowings	—	51,360	—	—	51,360	N/A
Total liabilities	—	51,360	—	—	51,360	N/A
Net asset (liability)	$40,779	$(49,812)	$8,088	$24,471	$23,526	N/A
As of September 30, 2015, there were no explicit arrangements or implicit variable interests that could require RSO to provide financial support to any of its unconsolidated VIEs.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

C.	Supplemental cash flow information - RSO
Supplemental disclosure of cash flow information is summarized for the periods indicated (in thousands):

	For the Nine Months Ended
	September 30,
	2015	2014
Non-cash operating activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value and borrowings (1)	$15,367	$—

Non-cash investing activities include the following:
Reclassification of linked transactions, net at fair value to investment securities available-for-sale, pledged as collateral, at fair value (1)	$48,764	$—

Non-cash financing activities include the following:
Distributions on common stock declared but not paid	$20,667	$26,629
Distributions on preferred stock declared but not paid	$4,077	$5,555
Reclassification of linked transactions, net at fair value to borrowings (1)	$33,397	$—

(1)
As a result of an accounting standards update adopted on January 1, 2015, RSO unlinked their previously linked transactions, resulting in non-cash increases in both its investment securities available-for-sale, pledged as collateral, at fair value and related repurchase agreements borrowings balances.

D.	Investment securities, trading - RSO
The following table summarizes RSO's structured notes and RMBS that are classified as investment securities, trading and carried at fair value (in thousands). Structured notes are CLO debt securities collateralized by syndicated bank loans, and RMBS is a type of mortgage-backed debt obligation whose cash flows come from residential mortgage debt.

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2015:
Structured notes	$26,635	$1,952	$(2,872)	$25,715
RMBS	1,896	—	(1,896)	—
Total	$28,531	$1,952	$(4,768)	$25,715

As of December 31, 2014:
Structured notes	$22,876	$1,098	$(3,188)	$20,786
RMBS	1,896	—	(1,896)	—
Total	$24,772	$1,098	$(5,084)	$20,786
RSO sold 19 and two securities during the nine months ended September 30, 2015 and 2014, for a net realized gain of approximately $1.4 million and $2.5 million, respectively. RSO held 50 and 37 investment securities, trading as of September 30, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

E.	Investment securities available-for-sale - RSO
The following table summarizes RSO's investment securities, including those pledged as collateral and classified as available-for-sale, which are carried at fair value (in thousands):

	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
As of September 30, 2015:
CMBS	$175,167	$3,902	$(1,244)	$177,825
RMBS	2,286	111	(77)	2,320
ABS	47,110	5,419	(381)	52,148
Corporate bonds	2,420	—	(113)	2,307
Total	$226,983	$9,432	$(1,815)	$234,600

As of December 31, 2014:
CMBS	$168,669	$4,938	$(3,202)	$170,405
RMBS	29,814	937	—	30,751
ABS	55,617	16,876	(336)	72,157
Corporate bonds	2,415	10	(18)	2,407
Total	$256,515	$22,761	$(3,556)	$275,720

(1)	As of September 30, 2015 and December 31, 2014, $118.8 million and $197.8 million, respectively, of investment securities available-for-sale were pledged as collateral under related financings.
The following table summarizes the estimated maturities of RSO’s CMBS, RMBS, ABS and corporate bonds according to their estimated weighted average life classifications (in thousands, except percentages):

Weighted Average Life	Fair Value		Amortized Cost	Weighted Average Coupon
As of September 30, 2015:
Less than one year	$125,357	(1)	$124,387	8.18%
Greater than one year and less than five years	82,189		77,757	6.66%
Greater than five years and less than ten years	13,643		11,779	10.19%
Greater than ten years	13,411		13,060	9.02%
Total	$234,600		$226,983	7.81%

As of December 31, 2014:
Less than one year	$78,095	(1)	$79,649	4.13%
Greater than one year and less than five years	115,302		100,909	4.64%
Greater than five years and less than ten years	20,177		17,516	16.45%
Greater than ten years	62,146		58,441	7.86%
Total	$275,720		$256,515	6.08%

(1)	RSO expects that the maturity date of these CMBS and ABS will either be extended or the security will be paid in full.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

At September 30, 2015, the contractual maturities of the CMBS investment securities available-for-sale range from October 2015 to December 2022.  The contractual maturity date of RMBS investment securities available-for-sale is June 2029. The contractual maturities of the ABS investment securities available-for-sale range from October 2015 to October 2050. The contractual maturities of the corporate bond investment securities available-for-sale range from May 2016 to December 2019.
The following table shows the fair value, gross unrealized losses and number of securities aggregated by investment category and length of time, of those individual investment securities available-for-sale that have been in a continuous unrealized loss position during the periods specified (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
As of September 30, 2015:
CMBS	$73,950	$(340)	38	$16,649	$(904)	13	$90,599	$(1,244)	51
ABS	7,082	(195)	8	1,132	(186)	8	8,214	(381)	16
Corporate Bonds	945	(6)	2	1,362	(107)	1	2,307	(113)	3
RMBS	1,241	(77)	2	—	—	—	1,241	(77)	2
Total temporarily impaired securities	$83,218	$(618)	50	$19,143	$(1,197)	22	$102,361	$(1,815)	72

As of December 31, 2014:
CMBS	$35,860	$(555)	22	$25,583	$(2,647)	13	$61,443	$(3,202)	35
ABS	1,000	(278)	8	958	(58)	3	1,958	(336)	11
Corporate Bonds	1,447	(18)	1	—	—	—	1,447	(18)	1
Total temporarily impaired securities	$38,307	$(851)	31	$26,541	$(2,705)	16	$64,848	$(3,556)	47
The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.
During the nine months ended September 30, 2015 and 2014, RSO did not recognize other-than-temporary impairment on its investment securities available-for-sale.
The following table summarizes RSO's sales of investment securities available-for-sale, (in thousands, except number of securities):

	For the Three Months Ended				For the Nine Months Ended
	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)	Positions Sold	Positions Redeemed	Par Amount Sold/Redeemed	Realized Gain (Loss)
September 30, 2015:
ABS	8	—	$15,462	$2,437	15	—	$31,399	$10,547
RMBS	—	—	$—	$—	0.006	—	$28,305	$984

September 30, 2014:
ABS	3	—	$6,947	$2,974	3	—	$9,447	$3,000
Corporate bonds	—	1	$1,000	$48	—	—	$1,630	$47
CMBS	—	—	$—	$—	6	—	$28,470	$182

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

F.	Loans - RSO
The following is a summary of RSO’s loans (in thousands):

Loan Description	Principal	Unamortized (Discount) Premium, Net (1)	Carrying Value (2)
As of September 30, 2015:
Commercial real estate loans:
Whole loans	$1,612,442	$(9,057)	$1,603,385
B notes	15,984	(20)	15,964
Mezzanine loans	45,382	5	45,387
Total commercial real estate loans	1,673,808	(9,072)	1,664,736
Bank loans	150,122	(489)	149,633
Middle market loans	350,325	(854)	349,471
Residential mortgage loans, held for investment	2,422	—	2,422
Subtotal loans before allowance	2,176,677	(10,415)	2,166,262
Allowance for loan loss	(47,284)	—	(47,284)
Total loans held for investment, net of allowance	2,129,393	(10,415)	2,118,978
Bank loans held for sale	2,994	—	2,994
Residential mortgage loans held for sale, at fair value (3)	113,007	—	113,007
Total loans held for sale	116,001	—	116,001
Total loans, net	$2,245,394	$(10,415)	$2,234,979

As of December 31, 2014:
Commercial real estate loans:
Whole loans	$1,271,121	$(7,529)	$1,263,592
B notes	16,120	(48)	16,072
Mezzanine loans	67,446	(80)	67,366
Total commercial real estate loans	1,354,687	(7,657)	1,347,030
Bank loans	332,058	(1,410)	330,648
Middle market loans	250,859	(746)	250,113
Residential mortgage loans, held for investment	2,802	—	2,802
Subtotal loans before allowances	1,940,406	(9,813)	1,930,593
Allowance for loan loss	(4,613)	—	(4,613)
Total loans held for investment, net of allowance	1,935,793	(9,813)	1,925,980
Bank loans held for sale	282	—	282
Residential mortgage loans held for sale, at fair value (3)	113,393	—	113,393
Total loans held for sale	113,675	—	113,675
Total loans, net	$2,049,468	$(9,813)	$2,039,655

(1)
Amounts include deferred amendment fees of $45,000 and $88,000 and deferred upfront fees of $19,000 and $82,000 being amortized over the life of the bank loans as of September 30, 2015 and December 31, 2014, respectively.  Amounts include loan origination fees of $9.5 million and $8.1 million as of September 30, 2015 and December 31, 2014, respectively.

(2)	Substantially all loans are pledged as collateral under various borrowings at September 30, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

(3)
Residential mortgage loans held for sale, at fair value consisted of $60.5 million and $52.5 million of agency-conforming and jumbo mortgage loans, respectively, as of September 30, 2015. Residential mortgage loans held for sale, at fair value consisted of $28.9 million and $82.6 million of agency-conforming and jumbo mortgage loans, respectively, as of December 31, 2014. Amortized cost approximates fair value.

Commercial Real Estate Loans
The following is a summary of the Company's commercial real estate loans held for investment (in thousands):

Description	Quantity	Amortized Cost	Contracted Interest Rates	Maturity Dates (3)
As of September 30, 2015:
Whole loans, floating rate (1) (4) (5)	86	$1,603,385	LIBOR plus 1.75% to LIBOR plus 15.00%	October 2015 to February 2019
B notes, fixed rate	1	15,964	8.68%	April 2016
Mezzanine loans, fixed rate (6)	2	45,387	9.01%	September 2016
Total (2)	89	$1,664,736

As of December 31, 2014:
Whole loans, floating rate (1) (4) (5)	73	$1,263,592	LIBOR plus 1.75% to LIBOR plus 15.00%	May 2015 to February 2019
B notes, fixed rate	1	16,072	8.68%	April 2016
Mezzanine loans, floating rate	1	12,558	LIBOR plus 15.32%	April 2016
Mezzanine loans, fixed rate	3	54,808	0.50% to 18.71%	January 2016 to September 2019
Total (2)	78	$1,347,030

(1)
Whole loans had $103.9 million and $105.1 million in unfunded loan commitments as of September 30, 2015 and December 31, 2014, respectively.  These unfunded commitments are advanced as the borrowers formally request additional funding as permitted under the loan agreement and any necessary approvals have been obtained.

(2)	Totals do not include allowance for loan loss of $42.1 million and $4.0 million as of September 30, 2015 and December 31, 2014, respectively.

(3)	Maturity dates do not include possible extension options that may be available to the borrowers.

(4)
Includes two whole loans with a combined $12.0 million mezzanine component that have fixed rates of 12.0% and two whole loans with a combined $4.2 million mezzanine component that have fixed rates of 15% as of September 30, 2015 and December 31, 2014.

(5)	Includes a $799,000 junior mezzanine tranche of a whole loan that has a fixed rate of 10.0% as of September 30, 2015 and December 31, 2014.

(6)	Contracted interest rates and maturity dates do not include rates or maturity dates associated with one loan with an amortized cost of $38.1 million that was fully reserved as of June 30 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following is a summary of the weighted average maturity of RSO’s commercial real estate loans, at amortized cost (in thousands):

Description	2015	2016	2017 and Thereafter	Total
As of September 30, 2015:
B notes	$—	$—	$15,964	$15,964
Mezzanine loans	—	38,072	7,315	45,387
Whole loans	—	39,527	1,563,858	1,603,385
Total (1)	$—	$77,599	$1,587,137	$1,664,736

	2015	2016	2017 and Thereafter	Total
As of December 31, 2014:
B notes	$—	$16,072	$—	$16,072
Mezzanine loans	—	16,736	50,630	67,366
Whole loans	—	27,665	1,235,927	1,263,592
Total (1)	$—	$60,473	$1,286,557	$1,347,030

(1)	Weighted average maturity of commercial real estate loans assumes full exercise of extension options available to borrowers.
At September 30, 2015, approximately 30.4%, 23.3% and 5.9% of RSO’s commercial real estate loan portfolio was concentrated in Texas, California and Arizona, respectively. At December 31, 2014, approximately 27.4%, 27.3%, and 7.3% of RSO’s commercial real estate loan portfolio was concentrated in California, Texas and Arizona, respectively.
Bank Loans
At September 30, 2015, RSO’s bank loan portfolio, including loans held for sale, consisted of $151.5 million (net of allowance of $1.1 million) of floating rate loans, which bear interest ranging between the three month London Interbank Offered Rate ("LIBOR") plus 1.25%, and the three month LIBOR plus 8.00% with maturity dates ranging from October 2015 to February 2024.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table provides information as to the lien position and status of RSO bank loans, at amortized cost (in thousands):

	Apidos I	Apidos III	Apidos Cinco	Total
As of September 30, 2015:
Loans held for investment:
First lien loans	$—	$—	$146,651	$146,651
Second lien loans	—	—	2,508	2,508
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	215	215
Defaulted second lien loans	—	—	259	259
Total	—	—	149,633	149,633
First lien loans held for sale at fair value	153	—	2,841	2,994
Total	$153	$—	$152,474	$152,627

As of December 31, 2014:
Loans held for investment:
First lien loans	$153	$80,196	$245,377	$325,726
Second lien loans	—	—	3,572	3,572
Third lien loans	—	—	—	—
Defaulted first lien loans	—	—	—	—
Defaulted second lien loans	—	971	379	1,350
Total	153	81,167	249,328	330,648
First lien loans held for sale at fair value	—	—	282	282
Total	$153	$81,167	$249,610	$330,930
The following is a summary of the weighted average maturity of RSO’s bank loans, at amortized cost and loans held-for-sale, at the lower of cost or market (in thousands):

	September 30, 2015	December 31, 2014
Less than one year	$2,518	$7,829
Greater than one year and less than five years	145,216	274,332
Five years or greater	4,893	48,769
	$152,627	$330,930
At September 30, 2015 approximately 13.2%, 12.5% and 9.6%, of RSO’s bank loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service, and healthcare, education, and childcare, respectively. At December 31, 2014, approximately 8.5%, 11.7% and 17.5% of RSO’s bank loan portfolio was concentrated in the collective industry grouping of automobile, diversified/conglomerate service and healthcare, education, and childcare, respectively.
Middle Market Loans
At September 30, 2015, RSO’s middle market loan portfolio consisted of $345.4 million (net of allowance of $4.1 million) of floating rate loans, which bear interest ranging between the one or three month London Interbank Offered Rate ("LIBOR") plus 6.25% and one or three month LIBOR plus 11.75% with maturity dates ranging from December 2016 to July 2023.
At December 31, 2014, RSO’s middle market portfolio consisted of $250.1 million of floating rate loans, which bore interest ranging between the one or three month LIBOR plus 5.50%, and the three month LIBOR plus 9.25% with maturity dates ranging from December 2016 and November 2022.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table provides information as to the lien position and status of middle market loans, at amortized cost (in thousands):

	September 30, 2015	December 31, 2014
First Lien	$221,961	$149,287
Second Lien	122,554	100,826
First Lien Defaulted	—	—
Second Lien Defaulted	4,956	—
	$349,471	$250,113
The following is a summary of the weighted average maturity of RSO’s middle market loans, at amortized cost (in thousands):

	September 30, 2015	December 31, 2014
Less than one year	$—	$—
Greater than one year and less than five years	210,773	132,353
Five years or greater	138,698	117,760
	$349,471	$250,113
At September 30, 2015 and December 31, 2014, approximately 13.0% and 2.8%, respectively, of RSO's middle market loan portfolio was concentrated in the collective industry grouping of diversified and conglomerate service and 13.0% and 13.7%, respectively, of RSO's middle market loan portfolio was concentrated in the collective industry grouping of personal, food and miscellaneous service.

The following is a summary of the allocation of the allowance for loan loss with respect to RSO's loans (in thousands, except percentages) by asset class:

Description	Allowance for Loan Loss	Percentage of Total Allowance
As of September 30, 2015:
B notes	$20	0.04%
Mezzanine loans	38,080	80.54%
Whole loans	4,014	8.49%
Bank loans	1,084	2.29%
Middle market loans	4,086	8.64%
Total	$47,284

As of December 31, 2014:
B notes	$55	1.19%
Mezzanine loans	230	4.99%
Whole loans	3,758	81.46%
Bank loans	570	12.36%
Total	$4,613

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Principal paydown receivables represent the portion of RSO loan portfolio for which indication has been provided through its various servicers, trustees, or its asset management group that a payoff or paydown of a loan has been received but which, as of period end, RSO has not received and applied to the outstanding loan balance. At September 30, 2015, principal paydown receivables relating to RSO's loan portfolio totaled $32.1 million, the entirety of which RSO received in cash in October 2015. At December 31, 2014, principal paydown receivables relating to RSO's loan portfolio totaled $40.9 million, the entirety of which RSO received in cash during January 2015.
During the quarter ended September 30, 2015, approximately 46.7% of RSO's residential mortgage loans were originated in Georgia, 10.5% in Utah, 9.1% in Virginia, 5.2% in Florida and 4.1% in South Carolina. During the year ended December 31, 2014, approximately 56.0% of RSO's residential mortgage loans were originated in Georgia, 8.0% in Utah, 7.0% in Virginia, 5.0% in Alabama, and 4.0% in Tennessee.

G.	Investments in unconsolidated entities - RSO
The following table shows RSO's investments in unconsolidated entities as of September 30, 2015 and December 31, 2014 and equity in earnings of unconsolidated subsidiaries for the three and nine months ended September 30, 2015 and 2014 (in thousands):

				Equity in Earnings of Unconsolidated Subsidiaries
		Balance as of	Balance as of	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	Ownership %	September 30, 2015	December 31, 2014	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Värde Investment Partners, L.P.	7.5%	$654	$654	$—	$—	$—	$(19)
RRE VIP Borrower, LLC (1)	3% to 5%	—	—	—	46	770	2,506
Investment in LCC Preferred Stock	28.4%	40,779	39,416	961	1,362	13	(859)
Investment in CVC Global Credit Opportunities Fund (2)	14.1%	12,877	18,209	(628)	293	47	2,004
Investment in Life Care Funding (3)	60.7%	—	—	—	—	—	(75)
Investment in School Lane House (1)		—	—	1	1	57	1,106
Subtotal		54,310	58,279	334	1,702	887	4,663
Investment in RCT I and II (4)	3.0%	1,548	1,548	(610)	(1,805)	(601)	(1,785)
Investment in Preferred Equity (1)(5)		—	—	—	—	—	410
Total		$55,858	$59,827	$(276)	$(103)	$286	$3,288

(1)	Investment in School Lane House, Investment in RRE VIP Borrower and the Investment in Preferred Equity were sold or repaid as of December 31, 2014.

(2)	In March 2015, RSO elected a partial redemption of $5.0 million from the fund.

(3)
In January 2013, Long Term Care Conversion ("LTCC") invested $2.0 million into Life Care Funding, LLC ("LCF") for the purpose of originating and acquiring life settlement contracts. In February 2014, RSO invested an additional $1.4 million which resulted in the consolidation of LCF during the first quarter of 2014. Ownership percentage represents ownership following the additional investment and consolidation.

(4)	For the three and nine months ended September 30, 2015 and 2014, these amounts are recorded in interest expense on RSO's consolidated statements of operations.
(5) For the nine months ended September 30, 2014, these amounts are recorded in interest income on loans on RSO's consolidated statements of operations.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

H.	Financing receivables - RSO
The following tables show the allowance for loan losses and recorded investments in loans for the years indicated (in thousands):

	Commercial Real Estate Loans	Bank Loans	Middle Market Loans	Residential Mortgage Loans	Loans Receivable-Related Party	Total
As of September 30, 2015:
Allowance for Loan Losses:
Allowance for losses at January 1, 2015	$4,043	$570	$—	$—	$—	$4,613
Provision (recovery) for loan losses	38,025	1,912	4,223	(110)	(216)	43,834
Loans charged-off	—	(1,398)	(137)	110	216	(1,209)
Recoveries	46	—	—	—	—	46
Allowance for losses at September 30, 2015	$42,114	$1,084	$4,086	$—	$—	$47,284
Ending balance:
Individually evaluated for impairment	$40,274	$345	$4,086	$—	$—	$44,705
Collectively evaluated for impairment	$1,840	$739	$—	$—	$—	$2,579
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$129,078	$474	$349,471	$—	$—	$479,023
Collectively evaluated for impairment	$1,535,658	$149,159	$—	$2,422	$—	$1,687,239
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

As of December 31, 2014:
Allowance for Loan Losses:
Allowance for losses at January 1, 2014	$10,416	$3,391	$—	$—	$—	$13,807
Provision (recovery) for loan losses	(3,758)	4,173	92	—	1,297	1,804
Loans charged-off	(2,615)	(6,994)	(92)	—	(1,297)	(10,998)
Allowance for losses at December 31, 2014	$4,043	$570	$—	$—	$—	$4,613
Ending balance:
Individually evaluated for impairment	$—	$570	$—	$—	$—	$570
Collectively evaluated for impairment	$4,043	$—	$—	$—	$—	$4,043
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—
Loans:
Ending balance:
Individually evaluated for impairment	$166,180	$1,350	$250,113	$—	$1,277	$418,920
Collectively evaluated for impairment	$1,180,850	$329,580	$—	$2,802	$—	$1,513,232
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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
Credit risk profiles of bank loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2015:
Bank loans	$133,727	$10,836	$2,148	$2,448	$474	$2,994	$152,627

As of December 31, 2014:
Bank loans	$291,214	$32,660	$5,424	$—	$1,350	$282	$330,930
All of RSO’s bank loans were current with respect to debt service with the exception of two loans with an aggregate amortized cost of $474,000 as of September 30, 2015. As of December 31, 2014, all of RSO’s bank loans were current with respect to debt service with the exception of two loans with an amortized aggregate cost of $1.4 million, one of which defaulted as of March 31, 2014, and the other of defaulted as of September 30, 2014.
Middle Market Loans
RSO uses a risk grading matrix to assign grades to middle market loans.  At inception, all middle market loans are graded at a 2 and updates to assigned grades are made continually as new information is received. Loans are graded on a scale of 1-5 with 1 representing RSO’s highest rating and 5 representing its lowest rating. A loan with a rating of a 1 is considered performing above expectations, a loan with a rating of a 2 is considered performing within expectations, a loan with a rating of a 3 is considered performing below expectations and requires close monitoring but no loss of interest or principal is expected, a loan with a rating of a 4 is considered to be performing below expectations and some loss of interest or dividend is expected but no loss of principal, and a loan with a rating of a 5 is considered performing substantially below expectations, in default and some loss of principal is expected. RSO considers metrics such as performance of the underlying company, liquidity, collectability of interest and principal payments, enterprise valuation, default probability, and industry dynamics in grading its middle market loans.
Credit risk profiles of middle market loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Rating 5	Held for Sale	Total
As of September 30, 2015:
Middle market loans	$52,206	$255,237	$37,072	$—	$4,956	$—	$349,471

As of December 31, 2014:
Middle market loans	$—	$240,245	$9,868	$—	$—	$—	$250,113
As of September 30, 2015, one loan was in default with a risk rating of a 5. The rest of RSO's portfolio is current with respect to debt service. All of RSO’s middle market loans were current with respect to debt service as of December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Commercial Real Estate Loans
RSO uses a risk grading matrix to assign grades to commercial real estate loans.  Loans are graded at inception and updates to assigned grades are made continually as new information is received.  Loans are graded on a scale of 1-4 with 1 representing RSO’s highest rating and 4 representing its lowest rating.  A loan with a rating of 1 is considered to have satisfactory performance with no issues noted. A loan is graded with a rating of a 2 if a surveillance trigger event has occurred without mitigating circumstance to support such event. A loan with a rating of a 3 has experienced an extended decline in operating performance, a significant deviation from its origination plan or the occurrence of one or more surveillance trigger events which create an increased risk for potential default. A loan with a rating of a 4 is considered to be in default or that default is imminent and full recovery of the unpaid principal balance is improbable. RSO also designates loans that are sold after the period end at the lower of their fair market value or cost, net of any allowances and costs associated with the loan sales.  In addition to the underlying performance of the loan collateral, RSO considers metrics such as the strength of underlying sponsorship, payment history, collectability of interest, structural credit enhancements, market trends and loan terms in grading its commercial real estate loans.
During the second quarter of 2015, RSO recorded an allowance for loan loss on a subordinated mezzanine loan position that was acquired in 2007. The outstanding loan balance of $38.1 million was fully reserved and associated accrued interest of $3.0 million was reversed against interest income, for a total charge to operations of $41.1 million. The loan was originally supported by a portfolio of 13 hotel properties, most of which were luxury brand hotels. An impairment analysis showed the fair value of the underlying collateral declined from that as of March 31, 2015. Contributing to this decline was a modification of the senior mortgage that accelerated the time horizon for disposing of the remaining properties collateralizing the loan. Compounding this fact, the remaining two luxury brand hotel properties securing the loan are located in or near San Juan, Puerto Rico, and recent economic and credit disruptions in Puerto Rico resulted in events that caused RSO to determine that realizable values had declined rapidly and that the troubled debt restructuring should be fully reserved as of June 30, 2015. This loan remains fully reserved as of September 30, 2015.
Credit risk profiles of commercial real estate loans were as follows (in thousands):

	Rating 1	Rating 2	Rating 3	Rating 4	Held for Sale	Total
As of September 30, 2015:
Whole loans	$1,568,683	$32,500	$—	$2,202	$—	$1,603,385
B notes	15,964	—	—	—	—	15,964
Mezzanine loans	7,315	—	—	38,072	—	45,387
	$1,591,962	$32,500	$—	$40,274	$—	$1,664,736

As of December 31, 2014:
Whole loans	$1,231,092	$32,500	$—	$—	$—	$1,263,592
B notes	16,072	—	—	—	—	16,072
Mezzanine loans	45,432	21,934	—	—	—	67,366
	$1,292,596	$54,434	$—	$—	$—	$1,347,030
RSO’s had no delinquent commercial real estate loans as of September 30, 2015 and December 31, 2014.
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
Loans Receivable - Related Party
RSO recorded a recovery on loan losses of $216,000 the nine months ended September 30, 2015 for provisions recorded during the year ended December 31, 2014. During the year ended December 31, 2014, RSO recorded a provision for loan losses on one related-party loan of $1.3 million before extinguishing the loan and bringing direct financing leases in the amount of $2.1 million onto RSO's books in lieu of cash settlement of the loan receivable.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Loan Portfolios Aging Analysis
The following table shows the loan portfolio aging analysis as of the dates indicated at amortized cost (in thousands):

	30-59 Days	60-89 Days	Greater than 90 Days	Total Past Due	Current (3)	Total Loans Receivable	Total Loans > 90 Days and Accruing
As of September 30, 2015:
Whole loans	$—	$—	$—	$—	$1,603,385	$1,603,385	$—
B notes	—	—	—	—	15,964	15,964	—
Mezzanine loans	—	—	—	—	45,387	45,387	—
Bank loans (1)	—	—	474	474	152,153	152,627	—
Middle market loans	—	—	4,956	4,956	344,515	349,471	—
Residential mortgage loans (2)	—	—	190	190	115,239	115,429	—
Total loans	$—	$—	$5,620	$5,620	$2,276,643	$2,282,263	$—

As of December 31, 2014:
Whole loans	$—	$—	$—	$—	$1,263,592	$1,263,592	$—
B notes	—	—	—	—	16,072	16,072	—
Mezzanine loans	—	—	—	—	67,366	67,366	—
Bank loans (1)	—	—	1,350	1,350	329,580	330,930	—
Middle market loans	—	—	—	—	250,113	250,113	—
Residential mortgage loans (2)	443	82	119	644	113,612	114,256	—
Loans receivable-related party	—	—	—	—	1,277	1,277	—
Total loans	$443	$82	$1,469	$1,994	$2,041,612	$2,043,606	$—

(1)	Contains $3.0 million and $282,000 of bank loans held for sale at September 30, 2015 and December 31, 2014, respectively.

(2)	Contains $113.0 million and $113.4 million of residential mortgage loans held for sale at fair value September 30, 2015 and December 31, 2014, respectively.

(3)
Current loans include one impaired mezzanine loan and one impaired whole loan with amortized costs of $38.1 million and $2.2 million, respectively that were both fully reserved as of September 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Impaired Loans
The following tables show impaired loans as of the dates indicated (in thousands):

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
As of September 30, 2015:
Loans without a specific valuation allowance:
Whole loans	$129,078	$129,078	$—	$128,591	$15,659
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$—	$—	$—	$—	$—
Bank loans	$—	$—	$—	$—	$—
Middle market loans	$—	$—	$—	$—	$—
Residential mortgage loans	$2,422	$2,422	$—	$2,785	$116
Loans receivable - related party	$—	$—	$—	$—	$—
Loans with a specific valuation allowance:
Whole loans	$2,202	$2,202	$(2,202)	$2,202	$45
B notes	$—	$—	$—	$—	$—
Mezzanine loans	$38,072	$38,072	$(38,072)	$38,072	$—
Bank loans	$474	$474	$(345)	$237	$—
Middle market loans	$4,956	$4,900	$(4,086)	$4,956	$—
Residential mortgage loans	$—	$—	$—	$—	$—
Loans receivable - related party	$—	$—	$—	$—	$—

Total:
Whole loans	$131,280	$131,280	$(2,202)	$130,793	$15,704
B notes	—	—	—	—	—
Mezzanine loans	38,072	38,072	(38,072)	38,072	—
Bank loans	474	474	(345)	237	—
Middle market loans	4,956	4,900	(4,086)	4,956	—
Residential mortgage loans	2,422	2,422	—	2,785	116
Loans receivable - related party	—	—	—	—	—
	$177,204	$177,148	$(44,705)	$176,843	$15,820

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Troubled- Debt Restructurings
The following tables show troubled-debt restructurings in RSO's loan portfolio (in thousands):

	Number of Loans	Pre-Modification Outstanding Recorded Balance	Post-Modification Outstanding Recorded Balance
Nine Months Ended September 30, 2015::
Whole loans	3	$99,959	$99,959
B notes	—	—	—
Mezzanine loans	1	38,072	—
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	4	$138,031	$99,959

Nine Months Ended September 30, 2014:
Whole loans	2	$16,039	$16,039
B notes	—	—	—
Mezzanine loans	1	38,072	38,072
Bank loans	—	—	—
Middle market loans	—	—	—
Residential mortgage loans	—	—	—
Loans receivable - related party	—	—	—
Total loans	3	$54,111	$54,111
As of September 30, 2015 and 2014, there were no commercial real estate loan troubled-debt restructurings that subsequently defaulted.

I.	Business Combinations - RSO
On February 26, 2014, RSO made an additional capital contribution to LCF which gave RSO majority ownership of 50.2%. As a result, RSO began consolidating the LCF joint venture. The joint venture was established for the purpose of originating and acquiring life settlement contracts through a financing facility. On April 30, 2015, RSO committed to another capital contribution in the amount of $750,000, increasing its ownership of LCF to 60.7%. The first installment of $375,000 was funded on April 30, 2015 and the second installment of $375,000 was funded on July 30, 2015.
RSO engaged a third party expert to assist in determining the fair values of the assets and liabilities assumed on this investment. Based on the final valuation, which determined an enterprise value of LCF of approximately $4.1 million, and in accordance with FASB ASC Topic 805, RSO confirmed that no further adjustments are necessary

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

J.	Intangible assets - RSO
The following table summarizes the activity of intangible assets for the period indicated (in thousands):

	Management Contracts	Wholesale/Correspondent Relationships	Mortgage Servicing Rights	Total
Balance, January 1, 2015	$9,434	$302	$8,874	$18,610
Additions	—	—	12,521	12,521
Sales	—	—	—	—
Amortization	(1,346)	(191)	(3,138)	(4,675)
Total before impairment adjustment	8,088	111	18,257	26,456
Temporary impairment adjustment	—	—	(650)	(650)
Balance, September 30, 2015	$8,088	$111	$17,607	$25,806
Management Contracts and Wholesale/Correspondent Relationships
RSO recognized fee income on management contracts and wholesale/correspondent relationships of $791,000 and $2.7 million for the three and nine months ended September 30, 2015, respectively, and $1.2 million and $4.0 million for the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2015, RSO recorded amortization expense of RSO recorded amortization expense of $518,000 and $1.5 million, respectively, in relation to RSO's management contracts and wholesale/correspondent relationships. For the three and nine months ended September 30, 2014, RSO recorded amortization expense of $517,000 and $1.5 million, respectively. RSO expects to record amortization expense on its management contracts and wholesale/correspondent relationships of $2.0 million for the year ended December 31, 2015, $1.8 million for the year ended December 31, 2016, $1.8 million for the year ended 2017, $1.6 million for the year ended 2018, and $1.0 million for the year ended December 31, 2019.  The weighted average amortization period was 6.0 years and 6.6 years at September 30, 2015 and December 31, 2014, respectively.
Mortgage Servicing Rights
Through RSO's wholly-owned residential mortgage loan originator PCM, residential mortgage loans are sold through one of the following methods: (i) sales to or pursuant to programs sponsored by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and Government National Mortgage Association, or (ii) sales to private investors. RSO may have continuing involvement in mortgage loans sold by retaining servicing rights and servicing obligations.
The total servicing portfolio consists of loans associated with capitalized mortgage servicing rights (“MSRs”) and loans held for sale. In accordance with FASB ASC Subtopic 860-50, RSO utilizes the amortization method for the subsequent measurement of its MSRs. The total servicing portfolio was $1.8 billion and $894.8 million as of September 30, 2015 and December 31, 2014, respectively.  MSRs recorded in RSO's consolidated balance sheets are related to the capitalized servicing portfolio and are created through the sale of originated residential mortgage loans.
For the three and nine months ended September 30, 2015, RSO recognized $1.3 million and $3.1 million, respectively, of amortization expense related to mortgage servicing rights. For the three and nine ended September 30, 2014, RSO recognized $423,000 and $1.1 million, respectively. RSO expects to recognize amortization related to its mortgage servicing rights portfolio in the amount of $4.1 million for the year ending December 31, 2015, $3.9 million for the year ending December 31, 2016, $3.8 million for the year ending December 31, 2017, $3.7 million for the year ending December 31, 2018, and $3.1 million for the year ending December 31, 2019. The weighted average amortization period was 1.2 years and 1.4 years at September 30, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The activity in the loan servicing portfolio associated with capitalized servicing rights consisted of (in thousands):

	September 30, 2015	December 31, 2014
Balance, beginning of period	$894,767	$433,153
Additions	923,473	519,915
Payoffs, sales and curtailments	(65,013)	(58,301)
Balance, end of period	$1,753,227	$894,767

The value of MSRs is driven by the net positive, or in some cases net negative, cash flows associated with servicing activities.  These cash flows include contractually specified servicing fees, late fees and other ancillary servicing revenue and were recorded within fee income as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Servicing fees from capitalized portfolio	$1,071	$413	$2,533	$1,057
Late fees	$37	$20	$78	$59
Other ancillary servicing revenue	$2	$1	$9	$4

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
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

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of September 30, 2015:
RREF CDO 2006-1 Senior Notes	$52,820	$—	$52,820	2.37%	30.9 years	$93,757
RREF CDO 2007-1 Senior Notes	127,195	—	127,195	1.20%	31.0 years	247,080
RCC CRE Notes 2013 Senior Notes	127,215	1,382	125,833	2.66%	13.2 years	141,114
RCC 2014-CRE2 Senior Notes	235,344	3,314	232,030	1.50%	16.6 years	349,681
RCC 2015-CRE3 Senior Notes	282,127	3,683	278,444	2.10%	16.5 years	340,885
RCC 2015-CRE4 Senior Notes	223,735	3,332	220,403	1.92%	16.9 years	307,697
Apidos Cinco CDO Senior Notes	152,310	—	152,310	1.05%	4.6 years	171,209
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	57	—	57	N/A	N/A	354
Unsecured Junior Subordinated Debentures (2)	51,548	188	51,360	4.24%	21.1 years	—
6.0% Convertible Senior Notes	115,000	5,339	109,661	6.00%	3.2 years	—
8% Convertible Senior Notes	100,000	4,885	95,115	8.00%	4.3 years	—
CRE - Term Repurchase Facilities (3)	88,050	2,756	85,294	2.27%	19 days	140,107
CMBS - Term Repurchase Facility (4)	26,328	2	26,326	1.41%	19 days	32,539
Residential Investments - Term Repurchase Facility (5)	4,629	—	4,629	2.75%	356 days	5,134
Residential Mortgage Financing Agreements	97,124	—	97,124	2.78%	352 days	154,531
CMBS - Short Term Repurchase Agreements (6)	63,548	—	63,548	1.72%	46 days	90,444
Senior Secured Revolving Credit Agreement	162,000	3,258	158,742	3.03%	3.5 years	344,084
Total	$1,909,030	$28,139	$1,880,891	2.61%	12.0 years	$2,418,616

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Principal Outstanding	Unamortized Issuance Costs and Discounts	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Value of Collateral
As of December 31, 2014:
RREF CDO 2006-1 Senior Notes	$61,423	$—	$61,423	2.12%	31.6 years	$139,242
RREF CDO 2007-1 Senior Notes	130,340	133	130,207	1.19%	31.8 years	271,423
RCC CRE Notes 2013 Senior Notes	226,840	2,683	224,157	2.11%	14.0 years	249,983
RCC 2014-CRE2 Senior Notes	235,344	3,687	231,657	1.45%	17.3 years	346,585
Apidos CDO III Senior Notes	74,646	—	74,646	1.18%	5.7 years	85,553
Apidos Cinco CDO Senior Notes	255,664	201	255,463	0.81%	5.4 years	272,512
Moselle CLO S.A. Senior Notes, at fair value (7)	63,321	—	63,321	1.49%	5.0 years	93,576
Moselle CLO S.A. Securitized Borrowings, at fair value (1)	5,619	—	5,619	1.49%	5.0 years	—
Unsecured Junior Subordinated Debentures (2)	51,548	343	51,205	4.19%	21.8 years	—
6.0% Convertible Senior Notes	115,000	6,626	108,374	6.00%	3.9 years	—
CRE - Term Repurchase Facilities (3)	207,640	1,958	205,682	2.43%	20 days	297,571
CMBS - Term Repurchase Facility (4)	24,967	—	24,967	1.35%	20 days	30,180
Residential Investments - Term Repurchase Facility (5)	22,248	36	22,212	1.16%	1 day	27,885
Residential Mortgage Financing Agreements	102,576	—	102,576	2.78%	207 days	147,472
CMBS - Short Term Repurchase Agreements (6)	44,225	—	44,225	1.63%	17 days	62,446
Senior Secured Revolving Credit Agreement	113,500	2,363	111,137	2.66%	3.7 years	262,687
Total	$1,734,901	$18,030	$1,716,871	2.09%	10.0 years	$2,287,115

(1)	The securitized borrowings were collateralized by the same assets as the Moselle CLO Senior Notes.

(2)	Amount represents junior subordinated debentures issued to RCT I and RCT II in May 2006 and September 2006, respectively.

(3)	Amounts also include accrued interest expense of $63,000 and $198,000 related to CRE repurchase facilities as of September 30, 2015 and December 31, 2014, respectively.

(4)
Amounts also include accrued interest expense of $14,000 and $12,000 related to CMBS repurchase facilities as of September 30, 2015 and December 31, 2014, respectively. Amounts do not reflect CMBS repurchase agreement borrowings that are components of linked transactions as of December 31, 2014.

(5)	Amounts also include accrued interest expense of $8,000 and $20,000 related to residential investment facilities as of September 30, 2015 and December 31, 2014, respectively.

(6)	Amounts also include accrued interest expense of $26,000 and $31,000 related to CMBS short term repurchase facilities as of September 30, 2015 and December 31, 2014.

(7)
The fair value option was elected for the borrowings associated with Moselle CLO. As such, the outstanding borrowings and principal outstanding amounts are stated at fair value. The unpaid principal amounts of these borrowings were $63.3 million at December 31, 2014.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Securitizations
The following table sets forth certain information with respect to RSO's securitizations:

Securitization	Closing Date	Maturity Date	Reinvestment Period End	Total Note Paydowns as of September 30, 2015
				(in millions)
RREF CDO 2006-1 Senior Notes	August 2006	August 2046	September 2011	$180.4
RREF CDO 2007-1 Senior Notes	June 2007	September 2046	June 2012	$216.6
RCC CRE Notes 2013 Senior Notes	December 2013	December 2028	N/A	$133.6
RCC 2014-CRE2 Senior Notes	July 2014	April 2032	N/A	$—
RCC 2015-CRE3 Senior Notes	February 2015	March 2032	N/A	$—
RCC 2015-CRE4 Senior Notes	August 2015	August 2032	N/A	$—
Apidos CDO III Senior Notes	May 2006	September 2020	June 2012	$262.5
Apidos Cinco CDO Senior Notes	May 2007	May 2020	May 2014	$169.7
Moselle CLO S.A. Senior Notes	October 2005	January 2020	January 2012	$167.2
Moselle CLO S.A. Securitized Borrowings	October 2005	January 2020	January 2012	$5.0
In June 2015, RSO called Apidos CDO III, substantially liquidating the securitization's assets. Proceeds from the sale of these assets, plus proceeds from previous sales and paydowns in the CDO, were used to pay down the securitization's $262.5 million of Senior Notes in full.
The investments held by RSO's securitizations collateralize the securitization's borrowings and, as a results, are not available to RSO, its creditors, or stockholders. All senior notes retained at closing or subsequently repurchased by RSO as of September 30, 2015, eliminate in RSO consolidation.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

RCC 2015-CRE4
In August 2015, RSO closed RCC 2015-CRE4, a $312.9 million CRE securitization transaction that provided financing for transitional commercial real estate loans. RCC 2015-CRE4 issued a total of $223.7 million of senior notes at par to unrelated investors. RCC Real Estate purchased 100% of the Class C senior notes for $26.6 million. In addition, Resource Real Estate Funding 2015-CRE4 Investor, LLC, a subsidiary of RCC Real Estate purchased a $62.6 million equity interest representing 100% of the outstanding preference shares. The senior notes purchased by RCC Real Estate are subordinated in right of payment to all other senior notes issued by RCC 2015-CRE4, but are senior in right of the payment to the preference shares. The equity interest is subordinated in right of payment to all other securities issued by RCC 2015-CRE4.
At closing, the senior notes issued to investors by RCC 2015-CRE4 consisted of the following classes: (i) $179.9 million of Class A notes bearing interest at one-month LIBOR plus 1.4%; (ii) $43.8 million of Class B notes bearing interest at one-month LIBOR plus 3.00%; (iii) $26.6 million of Class C notes bearing interest at one-month LIBOR plus 4.75%. All of the notes issued mature in August 2032, although RSO has the right to call the notes anytime after September 2017 until maturity. There is no reinvestment period in RCC 2015-CRE3; however, principal repayments, for a period ending in September 2017, may be used to purchase funding participations with respect to existing collateral held outside of the securitization.
6.0% Convertible Senior Notes
In connection with RSO's one-for-four reverse stock split, the 6% Convertible Senior Notes due 2018, ("6.0% Convertible Senior Notes") automatically adjusted from 150.1502 shares of common stock per $1,000 principal amount of such notes to 37.53755 shares of common stock per $1,000 principal amount of such notes. The conversion price was adjusted from $6.66 to $26.64 as a result of the stock split.
8% Convertible Senior Notes
In January 2015, RSO issued and sold in a public offering $100.0 million aggregate principal amount of its 8.0% Convertible Senior Notes due 2020, ("8.0% Convertible Senior Notes") are convertible at the option of the holder. The 8% Convertible Senior Notes had an original conversion rate of 187.4414 common shares per $1,000 principal amount of 8.0% Convertible Senior Notes (equivalent to an initial conversion price of $5.34 per common share). Upon conversion of 8% Convertible Senior Notes by a holder, the holder will receive cash, RSO common shares or a combination of cash and RSO common shares, at RSO's election. In connection with RSO's one-for-four reverse stock split, the 8% Convertible Senior Notes automatically adjust to 46.86035 shares of common stock or $1,000 principal amount of such notes. The conversion price was adjusted from $5.34 to $21.36 as a result of the split.
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
The aforementioned market discounts and the deferred debt issuance costs will be amortized on a straight-line basis as additional interest expense through maturity on January 15, 2020. Interest on the 8% Convertible Senior Notes is paid semi-annually.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Repurchase and Credit Facilities
Borrowings under RSO's repurchase agreements were guaranteed by RSO or one of its subsidiaries. The following table sets forth certain information with respect to RSO's borrowings (dollars in thousands):

	As of September 30, 2015				As of December 31, 2014
	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate	Outstanding Borrowings	Value of Collateral	Number of Positions as Collateral	Weighted Average Interest Rate
CMBS Term Repurchase Facility
Wells Fargo Bank (1)	$26,326	$32,539	27	1.41%	$24,967	$30,180	33	1.35%

CRE Term Repurchase Facilities
Wells Fargo Bank (2)	78,230	128,354	6	2.21%	179,762	258,223	15	2.38%
Deutsche Bank AG (3)	—	—	—	—%	25,920	39,348	2	2.78%
Morgan Stanley Bank (4)	7,064	11,753	1	2.80%	—	—	—	—%

Short-Term Repurchase Agreements - CMBS
Deutsche Bank Securities, LLC	49,939	70,484	20	1.73%	33,783	44,751	8	1.62%
Wells Fargo Securities, LLC	13,609	19,960	4	1.85%	10,442	17,695	1	1.66%

Residential Investment Term Repurchase Facility
Wells Fargo Bank (5)	4,629	5,134	6	2.75%	22,212	27,885	6	1.16%

Residential Mortgage Financing Agreements
New Century Bank	41,975	54,093	194	2.82%	41,387	51,961	158	2.82%
Wells Fargo Bank	55,149	100,438	163	2.75%	61,189	95,511	104	2.75%
Totals	$276,921	$422,755			$399,662	$565,554

(1)	The Wells Fargo CMBS term repurchase facility borrowing includes $2,000 and $0 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(2)	The Wells Fargo CRE term repurchase facility borrowing includes $927,000 and $1.7 million of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(3)	The Deutsche Bank CRE term repurchase facility includes $0 and $268,000 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(4)	The Morgan Stanley CRE term repurchase facility includes $1.8 million and $0 of deferred debt issuance costs as of September 30, 2015 and December 31, 2014, respectively.

(5)	The Wells Fargo resident investments term repurchase facility includes $36,000 of deferred debt issuance costs as of December 31, 2014.
As the result of an accounting standards update adopted on January 1, 2015, RSO unlinked its previously linked transactions and disclosed affected asset, liability, income and expense balances at their gross values in its consolidated financial statements. Accordingly, RSO had no repurchase agreements being accounted for as linked transactions as of September 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The assets in the following table were accounted for as linked transactions as of December 31, 2014 (in thousands). These linked repurchase agreements are not included in borrowings on RSO consolidated balance sheets at that date.

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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table shows information about the amount at risk under the repurchase facilities (dollars in thousands):

	Amount at Risk (1)	Weighted Average Maturity in Days	Weighted Average Interest Rate
As of September 30, 2015:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$5,894	19	1.41%

Residential Investments Term Repurchase Facility
Wells Fargo Bank, National Association	$505	356	2.75%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$49,604	19	2.21%
Morgan Stanley Bank, National Association	$2,864	22	2.80%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$6,070	11	1.85%
Deutsche Bank Securities, LLC	$20,853	56	1.73%

Residential Mortgage Financing Agreements
Wells Fargo Bank	$45,289	365	2.75%
New Century Bank	$12,119	334	2.82%

As of December 31, 2014:
CMBS Term Repurchase Facility
Wells Fargo Bank, National Association	$6,486	20	1.35%

Residential Investment Term Repurchase Facility
Wells Fargo Bank, National Association	$5,017	1	1.16%

CRE Term Repurchase Facilities
Wells Fargo Bank, National Association	$76,148	20	2.38%
Deutsche Bank Securities, LLC	$13,017	19	2.78%

Short-Term Repurchase Agreements - CMBS
Wells Fargo Securities, LLC	$2,127	9	1.66%
Deutsche Bank Securities, LLC	$11,810	20	1.62%

Residential Mortgage Financing Agreements
New Century Bank	$853	242	2.82%
Wells Fargo Bank	$6,902	183	2.75%

(1)	Equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.
RSO is in compliance with all financial covenants as defined in the respective agreements as of September 30, 2015.
CRE – Term Repurchase Facility
On September 20, 2015, RCC Real Estate's wholly-owned subsidiary, RCC Real Estate SPE 6 ("SPE 6"), entered into a master repurchase and securities agreement (the "Morgan Stanley Facility”) with Morgan Stanley Bank, NA to finance the origination of commercial real estate loans. RSO paid a commitment fee of 0.65% of the maximum facility amount, as well as other standard costs. The Morgan Stanley Facility has a maximum capacity of $250.0 million and an initial three year term that expires on September 10, 2018 with annual one year extension options, and an interest rate of one month LIBOR plus an applicable spread ranging from 2.25% to 2.75%. Morgan Stanley charges an unused fee of 0.50% if the average daily outstanding borrowings are less than or equal to 50% of the facility amount, and of 0.25% if the amount the average daily outstanding borrowings are greater than 50% but less than 0.65% of the facility amount. Morgan Stanley has agreed to waive this unused fee until January 2016.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The Morgan Stanley Facility contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of financing arrangement, including but not limited to: payment defaults; a change of control of SPE 6 or RSO; breaches of covenants and/or certain representations and warranties; a judgment in an amount greater than $250,000 against SPE 6 or $15 million in the aggregate against RSO; or a default involving the failure to pay or acceleration of a monetary obligation in excess of $250,000 of SPE 6 or $15 million of RSO. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Morgan Stanley Facility and the liquidation of assets subject to the facility by Morgan Stanley. RSO and SPE 6 were in compliance with all financial covenants under the terms of the guarantee as of September 30, 2015.
Residential Investments - Term Repurchase Facility
In June 2014, RSO entered into a master repurchase and securities agreement with Wells Fargo Bank, NA.  The agreement allowed for the transfer of RSO’s rights, title and interest in certain residential mortgage backed securities and certificates of trust to Wells Fargo in exchange for the transfer of funds by Wells Fargo to RSO.  The agreement also allows for Wells Fargo to transfer back to RSO those assets at either a certain date or on demand in exchange for the return of funds from RSO to Wells Fargo. Over the course of five amendments, the most recent of which was entered into with Wells Fargo on September 20, 2015, RSO extended the facility's termination date to September 20, 2016. Additionally, the amendments reduced the facility's maximum borrowing amount from a total of $285.0 million at December 31, 2014 to $30.0 million with respect to certificates of trust and zero with respect to resident mortgage backed securities. There were no other material changes to the agreement over the course of the five amendments.  The facility currently charges a fee for unused balance of 25 basis points on the difference between a threshold equal to 40% of the maximum borrowing amount with respect to certificates of trust and the average daily borrowing balance of that month.
Residential Mortgage Financing Agreements
PCM has master repurchase agreements with New Century Bank d/b/a Customer's Bank ("New Century") and Wells Fargo Bank, NA ("Wells Fargo") to finance the acquisition of residential mortgage loans. In August 2015, PCM amended its agreement with New Century to extend the facility's termination date to August 29, 2016, with no other material changes made to the facility's terms. In September 2015, PCM amended its agreement with Wells Fargo to extend the facility's termination date to September 29, 2016, with no other material changes made to the facility's terms.
PCM was in compliance with all financial covenant requirements under the New Century and Wells Fargo agreements as of September 30, 2015.
Senior Secured Revolving Credit Facility
On September 18, 2014, RSO's wholly-owned subsidiary, Northport LLC, closed a $110.0 million syndicated senior secured revolving credit facility ("Northport Credit Facility") with JP Morgan as the agent bank to finance the origination of middle market and syndicated loans. The availability under the Northport Credit Facility was increased to $125.0 million as of September 30, 2014 and again to $140.0 million with an additional commitment from ING Bank early in March 2015. During the second quarter 2015, RSO entered into the first and second amendments of the Northport Credit Facility which increased the original commitment from $225.0 million to $300.0 million and secured $85.0 million of additional availability bringing the total available under the Northport Credit Facility to $225.0 million as of September 30, 2015. As of September 30, 2015, $162.0 million was outstanding on the Northport Credit Facility. Under the first amendment, both the ability to access to draws on the Northport Credit Facility and maturity have been extended six months until March 31, 2018 and March 31, 2019 respectively.
Under the terms of the second amendment, the interest rate margins over LIBOR 25 basis points. Accordingly, the Northport Credit Facility bears interest rates, at RSO's election, on a per annum basis equal to (i) the applicable LIBOR rate plus 2.75% or (ii) the applicable base rate (prime rate of 3.25% as of September 30, 2015) plus 1.75%. During the six month period following September 18, 2014, RSO was charged a commitment fee on any unused balance of 0.375% per annum if the unused balance was greater than 35% of the total commitment or 0.50% per annum if it was less than 35% of the total commitment. Following that period, the commitment fee on any unused balance became 0.375% per annum if the outstanding balance is greater than 35% of the total commitment or 1.00% per annum if the unused balance is 35% or less of the total commitment. At September 30, 2015, there was an unused balance of $63.0 million on the facility.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Amounts available to borrow under the Northport Credit Facility are subject to compliance with a borrowing base computation that applies different advance rates to different types of assets held by Northport LLC that are pledged as collateral. Under the Northport Credit Facility, RSO has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At September 30, 2015, RSO is in compliance with all covenants under the agreement. RSO guarantees Northport LLC's performance of its obligations under the Northport Credit Facility.
Contractual maturity dates of RSO's borrowings by category and year are present in the table below:

	Total	2015	2016	2017	2018	2019 and Thereafter
CDOs	$332,382	$57	$—	$—	$—	$332,325
CRE Securitizations	856,710	—	—	—	—	856,710
Repurchase Agreements	276,921	175,168	101,753	—	—	—
Unsecured Junior Subordinated Debentures	51,360	—	—	—	—	51,360
6.0 % Convertible Notes	109,661	—	—	—	109,661	—
8.0 % Convertible Notes	95,115	—	—	—	—	95,115
Senior Secured Revolving Credit Facility	158,742	—	—	—	—	158,742
Total	$1,880,891	$175,225	$101,753	$—	$109,661	$1,494,252
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
Relationship with LEAF Commercial Capital. LEAF originated and managed equipment leases and notes on behalf of RSO. On March 5, 2010, RSO entered into agreements with Lease Equity Appreciation Fund II, L.P. (“LEAF II”) (an equipment leasing partnership sponsored by LEAF Financial and of which a LEAF Financial subsidiary is the general partner), pursuant to which RSO provided and funded an $8.0 million credit facility to LEAF II.  The credit facility initially had a one year term at 12% per year, payable quarterly, and was secured by all the assets of LEAF II, including its entire ownership in LEAF II Receivables Funding.  RSO received a 1% origination fee in connection with establishing the facility.  The facility originally matured on March 3, 2011 and was extended until September 3, 2011 with a with a 1% extension fee paid on the outstanding loan balance.  On June 3, 2011, the RSO entered into an amendment to extend the maturity to February 15, 2012 and to decrease the interest rate from 12% to 10% per annum resulting in a troubled-debt restructuring under current accounting guidance.  On February 15, 2012, the credit facility was further amended to extend the maturity to February 15, 2013 with a 1% extension fee accrued and added to the amount outstanding.  On January 11, 2013, RSO entered into another amendment to extend the maturity to February 15, 2014 with an additional 1% extension fee accrued and added to the amount outstanding. On December 17, 2013, RSO entered into another amendment to extend the maturity to February 15, 2015. At the end of 2014, RSO recorded a provision for loan loss on the $1.3 million before extinguishing the loan and bring direct financing leases in the amount of $2.1 million on RSO's books in lieu of the loan receivable. During the three and nine months ended September 30, 2015, RSO recorded a partial recovery of $0 and $216,000, respectively. As of September 30, 2015, RSO held $1.1 million of direct financing leases.
On November 16, 2011, RSO, together with LEAF Financial and LEAF, entered into the SPA with Eos. RSO’s resulting interest is accounted for under the equity method.  For the three and nine months ended September 30, 2015, RSO recoded gains of $961,000 and $1.4 million, respectively, which was recorded in equity in net earnings of unconsolidated subsidiaries on the consolidated statements of operations.  For the three and nine months ended September 30, 2014, RSO recorded a gain of $13,000 and a loss of $859,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.  RSO’s investment in LEAF was $40.8 million and $39.4 million as of September 30, 2015 and December 31, 2014, respectively.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

Relationship with CVC Credit Partners. On April 17, 2012, Apidos Capital Management (“ACM”), a former subsidiary of the Company, was sold to CVC Credit Partners, L.P. ("CVC Credit Partners"), a joint venture entity in which the Company owns a 24% interest. CVC Credit Partners manages internally and externally originated bank loan assets on RSO’s behalf.  On February 24, 2011, a subsidiary of RSO purchased 100% of the ownership interests in Churchill Pacific Asset Management LLC ("CPAM") from Churchill Financial Holdings LLC for $22.5 million.  CPAM subsequently changed its name to RCAM. Through RCAM, RSO was initially entitled to collect senior, subordinated and incentive fees related to five CLOs holding approximately $1.9 billion in assets managed by RCAM.  RCAM is assisted by CVC Credit Partners in managing these CLOs.  CVC Credit Partners is entitled to 10% of all subordinated fees and 50% of the incentive fees received by RCAM.  For the three and nine months ended September 30, 2015, CVC Credit Partners earned subordinated fees of $173,000 and $631,000, respectively, and no incentive fees. For the three and nine months ended September 30, 2014, CVC Credit Partners earned subordinated fees of $309,000 and $1.0 million, respectively, and no incentive fees. In October 2012, RSO purchased 66.6% of the preferred equity in one of the RCAM CLOs. In May 2013, RSO purchased additional equity in this CLO, increasing its ownership to 68.3%. In September 2013, this CLO was called and the notes were paid down in full. Another RCAM-managed CLO also elected to redeem its outstanding notes in whole in February 2013.
In May, June and July 2013, RSO invested a total of $15.0 million into a limited partnership agreement with CVC Global Credit Opportunities Fund, L.P. which generally invests in assets through the Master Fund. The fund will pay the investment manager a quarterly management fee in advance calculated at the rate of 1.5% annually based on the balance of each limited partner's capital account. RSO's management fee was waived upon entering the agreement because RSO is a related party of CVC Credit Partners. For the three and nine months ended September 30, 2015, RSO recorded a loss of $628,000 and earnings of $293,000, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. For the three and nine months September 30, 2014, RSO recorded earnings of $47,000 and $2.0 million, respectively, which was recorded in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations. In March 2015, RSO elected to withdraw $5.0 million from the fund. RSO's investment balance was $12.9 million as of September 30, 2015 as compared to $18.2 million as of December 31, 2014. The investment is recorded as an investment in unconsolidated entities on RSO's consolidated balance sheets using the equity method. In October 2015, another $4.0 million withdrawal was requested and received.
RSO has closed the following four real estate securitization transactions, which provide financing for commercial real estate loans: RCC CRE Notes 2013, a $307.8 million securitization in December 2013; RCC 2014-CRE2, a $353.9 million securitization on July 30, 2014; RCC 2015-CRE3, a $346.2 million securitization on February 24, 2015; and RCC 2015-CRE4, a $312.9 million securitization on August 18, 2015. Resource Real Estate serves as special servicer for each transaction. With respect to each specialty service mortgage loan, Resource Real Estate receives an amount equal to the product of (a) the special servicing fee rate, 0.25% per annum, and (b) the outstanding principal balance of such specialty service mortgage loan. The servicing fee is payable monthly, on an asset-by-asset basis. RSO utilizes the brokerage services of Resource Securities, Inc. (“Resource Securities”), a wholly-owned broker-dealer subsidiary of Resource America, on a limited basis to conduct some of its asset trades. RSO paid Resource Securities placement agent fees in connection with each transaction as follows: $205,000; $175,000; $100,000; and $85,000, respectively.
Relationship with Pearlmark. On June 24, 2015, RSO committed up to $50.0 million in Pearlmark Mezzanine Realty Partners IV, L.P. ("Pearlmark Mezz IV L.P."), a Delaware limited partnership.  The contractual fund manager of the fund is Pearlmark Real Estate LLC ("Pearlmark"), a Delaware limited liability company that is 50% owned by Resource America.  RSO will pay Pearlmark Mezz IV L.P. management fees of 1.0% on the committed capital and 1.5% on the invested capital.  RSO is entitled to a management fee rebate of 25% for the first year of the fund.  As of September 30, 2015, RSO is indebted for $50,000 for management fees, net of the rebate.  RSO has not invested any capital as of September 30, 2015.  The Company has agreed that it will credit any such fees paid by RSO to Pearlmark against the base management fee that the RSO pays to the Company.
Relationship with Ledgewood.  Until 1996, Edward E. Cohen, a director who was RSO’s Chairman from its inception until November 2009, was of counsel to Ledgewood, P.C., a law firm.  In addition, one of RSO’s executive officers, Jeffrey F. Brotman, was employed by Ledgewood until 2007.  Mr. E. Cohen receives certain debt service payments from Ledgewood related to the termination of his affiliation with Ledgewood and its redemption of his interest in the firm.  Mr. Brotman also receives certain debt service payments from Ledgewood related to the termination of his affiliation with the firm.  For the three and nine months ended September 30, 2015, RSO paid Ledgewood $13,000 and $348,000, respectively, in connection with legal services rendered to RSO. For the three and nine ended September 30, 2014, RSO paid Ledgewood $45,000 and $202,000, respectively, in connection with legal services rendered to RSO.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

M. Fair value of financial instruments - RSO
The following table presents information about RSO’s assets and liabilities measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Assets:
Investment securities, trading	$—	$—	$25,715	$25,715
Investment securities available-for-sale	—	4,627	229,973	234,600
Loans held for sale	—	60,958	52,049	113,007
Derivatives	—	1	3,729	3,730
Total assets at fair value	$—	$65,586	$311,466	$377,052

Liabilities:
Derivatives	$—	$1,586	$5,880	$7,466
Total liabilities at fair value	$—	$1,586	$5,880	$7,466

As of December 31, 2014:
Assets:
Investment securities, trading	$—	$—	$20,786	$20,786
Investment securities available-for-sale	—	33,158	242,562	275,720
CMBS - linked transactions	—	—	15,367	15,367
Derivatives	3,429	7	1,868	5,304
Total assets at fair value	$3,429	$33,165	$280,583	$317,177

Liabilities:
Moselle CLO Notes	$—	$—	$68,940	$68,940
Derivatives	$—	$—	$8,476	$8,476
Total liabilities at fair value	$—	$—	$77,416	$77,416

RSO's residential mortgage loan portfolio included in loans held for sale is comprised of both agency loans and non-agency jumbo loans. The fair values of RSO's agency loan portfolio are generally classified as Level 2 in the fair value hierarchy, as those values are determined based on quoted market prices for similar assets or upon other observable inputs. The fair values of RSO's jumbo loan portfolio are generally classified as Level 3 in the fair value hierarchy, as those values are generally based upon valuation techniques that utilize unobservable inputs that reflect the assumptions that a market participant would use in pricing those assets.
As of September 30, 2015, except for a note balance of $57,000, Moselle CLO paid off all of RSO's outstanding CLO notes.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents additional information about assets that are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

	CMBS (1)	ABS	Structured Finance Securities	Warrant	Interest Rate Lock Commitments	Loans Held for Sale	Total
Beginning balance, January 1, 2015	$185,772	$72,157	$20,786	$898	$970	$83,380	$363,963
Included in earnings	1,676	2,478	2,530	(71)	25,713	(1,272)	31,054
Unlined transactions	33,239	—	—	—	—	—	33,239
Purchases/Originations	10,373	24,812	22,126	—	—	246,927	304,238
Sales	—	(26,292)	(17,283)	—	—	(270,827)	(314,402)
Paydowns	(51,918)	(5,094)	(1,986)	—	—	(6,159)	(65,157)
Issuances	—	—	—	—	—	—	—
Settlements	—	(11,216)	—	—	(24,595)	—	(35,811)
Included in OCI	(1,317)	(8,568)	(458)	—	—	—	(10,343)
Transfers into Level 3	—	3,871	—	—	—	—	3,871
Ending balance, September 30, 2015	$177,825	$52,148	$25,715	$827	$2,088	$52,049	$310,652

(1)	Beginning balance includes linked transactions. Due to a change in accounting guidance, as of January 1, 2015, the concept of linked transactions no longer exists.
The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which RSO has utilized Level 3 inputs (in thousands):

Interest Rate Swaps
Beginning balance, January 1, 2015	$8,680
Unrealized gains - included in accumulated other comprehensive income	(3,552)
Included in earnings	127
Ending balance, September 30, 2015	$5,255
Forward sale commitments on residential mortgages had a beginning balance at January 1, 2015 of $1.2 million with $3.2 million included in earnings and settlements of $2.3 million for a remaining forwards sale commitments liability of $2.1 million at September 30, 2015.
The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis and indicates the fair value hierarchy of the valuation techniques utilized by RSO to determine such fair value as follows (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

	Level 1	Level 2	Level 3	Total
As of September 30, 2015:
Assets:
Loans held for sale	$—	$2,999	$—	$2,999
Impaired loans	—	998	32,500	33,498
Total assets at fair value	$—	$3,997	$32,500	$36,497

As of December 31, 2014:
Assets:
Loans held for sale	$—	$36,956	$—	$36,956
Impaired loans	—	1,678	137,811	139,489
Total assets at fair value	$—	$38,634	$137,811	$176,445
Loans held for sale consist of bank loans and CRE loans identified for sale due to credit concerns.  Interest on loans held for sale is recognized according to the contractual terms of the loan and included in interest income on loans.  The fair value of bank loans held for sale and impaired bank loans is based on what secondary markets are currently offering for these loans.  As such, RSO classifies these loans as nonrecurring Level 2.  For the RSO’s CRE loans where there is no primary market, fair value is measured using discounted cash flow analysis and other valuation techniques and these loans are classified as nonrecurring Level 3. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and nine months ended September 30, 2015 were $920,000 and $42.4 million, respectively. The amounts of nonrecurring fair value losses for specifically impaired loans for the three and nine months ended September 30, 2014, were $24,000 and $464,000, respectively. The amounts of nonrecurring fair value losses for loans held for sale for the three and nine months ended September 30, 2015 were $35,000 and $841,000, respectively. The amounts of nonrecurring fair value losses for loans for sale for the three and nine months ended September 30, 2014 were $597,000 and $658,000, respectively.
In accordance with FASB ASC Topic 820-10-50-2-bbb, RSO is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by RSO. As a consequence, RSO has not disclosed such information associated with fair values obtained from third-party pricing sources.
For Level 3 assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015, for which quantitative information with respect to unobservable inputs was available, the significant unobservable inputs used in the fair value measurements were as follows (in thousands, except were otherwise indicated):

	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Interest rate swap agreements	$5,255	Discounted cash flow	Weighted average credit spreads	4.83%
Warrant	$827	Option pricing model	Market capitalization (in millions)	$146.0
			Volatility	50.00%
RSO is required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  The fair values of RSO's short-term financial instruments such as cash and cash equivalents, restricted cash, principal paydown receivable, interest receivable, distribution payable, accrued interest expense, repurchase agreements and the secured revolving credit agreement approximate their carrying value on the consolidated balance sheets.  The fair values of RSO’s investment securities, trading are reported in Investment Securities, Trading.  The fair values of RSO’s investment securities available-for-sale are reported in Investment Securities Available-for-Sale.
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
SEPTEMBER 30, 2015
(unaudited)

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
The fair value of the convertible notes was determined using a discounted cash flow model that discounts the expected future cash flows using current interest rates on similar debts that do not have a conversion option. The 6% Convertible Senior Notes are discounted at a rate of 7.00% and the 8% Convertible Senior Notes are discounted at a rate of 8.60%. The fair value of the CRE portfolio was determined using a discounted cash flow model that discounts the expected future cash flows at current rates at which similar loans would be made to borrowers with similar credit rating and with the same remaining maturities. Discount rates used range between 15%-25%.
The fair values of RSO’s remaining financial instruments that are not reported at fair value on their consolidated balance sheets are reported in the following table (in thousands):

		Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets of Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015:
Loans held-for-investment	$2,118,978	$2,107,162	$—	$491,206	$1,615,956
CDO notes	$1,189,092	$1,076,523	$—	$—	$1,076,523
Junior subordinated notes	$51,360	$17,854	$—	$—	$17,854
Convertible notes	$204,776	$204,776	$—	$—	$204,776
Repurchase agreements	$276,921	$276,921	$—	$—	$276,921
Senior secured revolving credit agreement	$158,742	$158,742	$—	$—	$158,742

As of December 31, 2014:
Loans held-for-investment	$1,925,980	$1,909,019	$—	$570,071	$1,338,948
Loans receivable-related party	$558	$558	$—	$—	$558
CDO notes	$1,046,493	$975,762	$—	$—	$975,762
Junior subordinated notes	$51,205	$17,699	$—	$—	$17,699
Convertible notes	$108,374	$108,374	$—	$—	$108,374
Repurchase agreements	$399,662	$399,662	$—	$—	$399,662
Senior secured revolving credit agreement	$111,137	$111,137	$—	$—	$111,137
RAI - Other VIEs
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in trust preferred assets (the “Trapeza entities”) and asset-backed securities (the "Ischus entities”), and the Pearlmark joint venture were all determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  Except for Pearlmark (see Note 17), the Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2015
(unaudited)

The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at September 30, 2015 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$158	$—	$158
Trapeza entities	—	678	678
Pearlmark	—	3,647	3,647
	$158	$4,325	$4,483

(1)	Exclusive of expense reimbursements due to the Company.
NOTE 20 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2015 and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The financial information presented reflects the operations and assets of Resource Capital Corp (NYSE: RSO), or RSO, a publicly-traded real estate investment trust, or REIT, which we sponsored and manage, on a consolidated basis with our operations and assets. In management’s discussion and analysis that follows, we analyze Resource America's operations by their three business segments: Real Estate, Financial Fund Management, and Commercial Finance, together with one other segment, RSO, as a consolidated variable interest entity, or VIE. Each of our operating segments earns fees for acquiring, managing, and/or financing certain assets on behalf of RSO, for which we receive payment. These revenues are included in the tables that follow and then eliminated in order to reflect the consolidation of RSO for accounting purposes.
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of September 30, 2015, we managed or co-managed $21.7 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, Inc., which we refer to as Opportunity REIT I, having raised total equity of $635 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. As of September 30, 2015, Opportunity REIT II has raised $317.7 million; through November 3, 2015, total funds raised increased to $350.9 million. We will continue to raise funds for Opportunity REIT II and anticipate fundraising for Resource Innovation Office REIT, Inc., or Innovation Office REIT, commencing in the first quarter of 2016. On November 2, 2015, we filed a registration statement with the SEC for Resource Apartment REIT III, Inc., for which we anticipate raising up to $1.0 billion in equity to manage a portfolio of multifamily properties. We expect that capital raising in the fourth quarter and into 2016 will remain strong notwithstanding regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.
    During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that will invest across global securities, credit and unlisted real estate funds. As of September 30, 2015, DIF has raised $71.7 million; through November 3, 2015, total funds raised increased to $77.7 million.
During 2014, we launched Resource Credit Income Fund, or CIF, a publicly-offered, alternative mutual fund that will invest in the debt of small- to middle-market companies with a focus on senior and subordinated debt. As of September 30, 2015, we have a $215,000 investment in the fund and expect to commence fundraising for the CIF in the first half of 2016.
In June 2015, we invested $3.0 million into a new 50/50 joint venture with the principals of Pearlmark Real Estate Partners, LLC to sponsor and manage private institutional real estate funds. The joint venture, Pearlmark Real Estate, LLC, or Pearlmark, will focus on managing institutional real estate investments. We made additional investments of $1.0 million each in August and October 2015. Under the joint venture agreement, we are committed to provide up to an additional $1.0 million in the fourth quarter of 2015 and up to an additional $2.0 million in subsequent periods.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 16 CLOs with a total par value of approximately $8.3 billion since the formation of the joint venture in 2012. We expect to continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.

Back to Index

Back to Index

In 2013, we formed Northport Capital, LLC, or Northport, to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of RSO. At September 30, 2015, Northport held a total of $349.5 million of middle market loans at amortized cost.

In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.2% interest. As of September 30, 2015, LEAF managed $756.0 million of commercial leases and notes. In addition, LEAF Financial Corporation, or LEAF Financial, our wholly-owned subsidiary, currently manages one of its four sponsored commercial lease investment partnerships. LEAF Financial liquidated one of the partnerships in July 2015 (two other partnerships had been previously liquidated during 2014).
Our consolidated net loss attributable to common shareholders was $1.1 million and $2.4 million for the three and nine months ended September 30, 2015.
We anticipate that capital raising in 2015 will remain strong as we monitor a variety of trends in this industry including a number of regulatory changes like the implementation of FINRA 15-02 and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.
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
Assets Under Management
We increased our assets under management by $2.3 billion to $21.7 billion at September 30, 2015 from $19.4 billion at September 30, 2014. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	September 30,		Increase
	2015	2014	Amount	Percentage
Financial fund management (2)	$16,969	$15,696	$1,273	8%
Real estate (3)	4,009	3,056	953	31%
Commercial finance	756	646	110	17%
	$21,734	$19,398	$2,336	12%

Net assets under management (4)	$9,607	$9,212	$395	4%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The increase primarily reflects a $1.8 billion increase in assets managed by CVC Credit Partners offset, in part, by reductions in the eligible collateral bases of our ABS, corporate loans and trust preferred securities portfolios by $103.3 million, $307.5 million and $150.7 million, respectively, resulting from defaults, paydowns, sales and calls.

(3)
The increase is primarily due to an increase in real estate assets managed as follows: a $558.0 million increase in commercial real estate assets managed for RSO, and increases of $131.0 million and $312.0 million in real estate assets managed for RRE Opportunity REIT I and RRE Opportunity REIT II (in the offering stage), respectively.

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

Back to Index

Back to Index

Our assets under management are primarily managed through various investment entities including CDOs and CLOs; public and private limited partnerships; tenant-in-common, or TIC, property interest programs; two REITs; and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of September 30, 2015 (1)
Financial fund management	48	13	—	14
Real estate	6	5	5	5
Commercial finance	—	1	—	2
	54	19	5	21
As of September 30, 2014 (1)
Financial fund management	46	8	—	11
Real estate	4	8	6	6
Commercial finance	—	3	—	2
	50	19	6	19

(1)	All of our operating segments manage assets on behalf of RSO.
As of September 30, 2015 and 2014, we managed assets in the following classes for the accounts of institutional and individual investors, RSO and for our own account (in millions):

	September 30, 2015				September 30, 2014
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$11,823	$767	$—	$12,590	$11,122
Trust preferred securities (1)	3,102	—	—	3,102	3,253
Asset-backed securities (1)	809	—	—	809	912
Mortgage and other real estate-related loans (2)	7	1,973	—	1,980	1,456
Real properties (2)	1,948	—	16	1,964	1,578
Commercial finance assets (3)	756	—	—	756	646
Private equity and other assets (1)	120	413	—	533	431
	$18,565	$3,153	$16	$21,734	$19,398

Net assets under management (4)	$7,148	$2,443	$16	$9,607	$9,212

(1)	We value these assets at their amortized cost.

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

Back to Index

Back to Index

Employees
As of September 30, 2015, we had 747 full-time employees, an increase of 26 (4%) from September 30, 2014. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
September 30, 2015
Investment professionals	99	75	18	6
Other	111	51	12	48
	210	126	30	54
Property management	537	537	—	—
Total	747	663	30	54

September 30, 2014
Investment professionals	79	61	15	3
Other	95	35	11	49
	174	96	26	52
Property management	547	547	—	—
Total	721	643	26	52
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fund management revenues (1)	$15,936	$13,241	$51,909	$43,460
Finance and rental revenues (2)	1,573	2,420	6,839	7,088
RSO management fees (3)	3,096	3,309	9,791	9,106
(Losses) gains on resolution of loans (4)	—	(10)	—	(10)
Other revenues	64	869	130	1,983
Subtotal - Resource America revenues before consolidating with RSO	20,669	19,829	68,669	61,627
Consolidated VIE-RSO revenues	23,705	25,811	72,267	74,884
Elimination of consolidated VIE-RSO revenues attributed to operating segments	(3,697)	(4,136)	(12,074)	(10,056)
	$40,677	$41,504	$128,862	$126,455

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

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility and, because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF and the CIF.  During the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF and the CIF as well as the expansion of this platform through the creation of additional liquid alternative funds; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	September 30,
	2015	2014
Assets under management (1):
Commercial real estate debt for RSO	$1,838	$1,328
Real estate investment funds and programs	516	572
RRE Opportunity REIT I	1,094	963
RRE Opportunity REIT II	329	17
Properties managed for RSO	—	35
Institutional portfolios	15	15
Residential mortgages for RSO	136	88
Legacy portfolio	16	16
Other	—	5
DIF	65	17
	$4,009	$3,056

Net assets under management	$3,984	$3,054

(1)	For information on how we calculate assets under management, see "Assets Under Management” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2015, our fee income will depend significantly upon the success of RRE Opportunity REIT I and RRE Opportunity REIT II and the timing of their respective acquisitions, refinancings, and dispositions.

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Management fees:
REIT management fees from RSO	$2,434	$2,609	$7,896	$7,519
Property management fees	3,480	3,110	9,477	8,292
Asset management fees	3,899	2,690	10,765	7,067
Broker-dealer fees	1,584	280	5,033	336
	11,397	8,689	33,171	23,214
Other:
Rental property income	1,448	1,280	4,371	3,797
Master lease revenues	54	1,119	2,365	3,270
Fee income from sponsorship of investment entities	3,889	3,299	12,880	11,410
(Losses) gains and fees on resolution of loans and other property interests	—	(10)	—	(10)
Equity in gains (losses) of unconsolidated entities	(593)	(88)	1,490	(669)
	$16,195	$14,289	$54,277	$41,012
Costs and expenses:
General and administrative expenses	$5,421	$3,651	$15,655	$11,736
Property management expenses	2,598	2,218	7,541	6,608
Broker-dealer expenses	2,065	1,381	6,737	3,013
Master lease expenses	206	1,265	2,201	3,484
Rental property expenses	933	869	2,670	2,523
	$11,223	$9,384	$34,804	$27,364
Revenues − Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014
Revenues from our real estate operations increased $1.9 million (13%) to $16.2 million for the three months ended September 30, 2015, from $14.3 million for the three months ended September 30, 2014.  We attribute this increase in revenues primarily to the following:
Management fees

•	a $175,000 decrease in management fees from RSO, reflecting a decrease in the equity capital of RSO upon which we are paid a base management fee;

•
a $370,000 increase in property management fees, reflecting a $165,000 increase in fees earned from Opportunity REIT I and Opportunity REIT II in conjunction with the increase in their asset base. Construction management fees earned from improvement projects for these funds also increased by $192,000;

•
a $1.2 million increase in asset management fees. The fees earned from Opportunity REIT I and Opportunity REIT II increased reflecting the increase in the value of the underlying investments by $443.0 million to $1.4 billion at September 30, 2015 from $980.0 million at September 30, 2014; and

•
a $1.3 million increase in dealer-manager fees. During the quarter ended September 30, 2015, we raised $82.9 million for Opportunity REIT II, which began fundraising in April 2014. Our broker-dealer subsidiary, Resource Securities, Inc., is the dealer-manager for the offering.

Back to Index

Back to Index

Other revenues

•	a $590,000 increase in fee income from sponsored investment entities in connection with the purchase and third-party financing of properties by those entities, as follows:

•	during the three months ended September 30, 2015, we earned $3.9 million in fees primarily from the following activities:

•	the acquisition of three properties (valued at $92.3 million);

•	the sale of two properties (valued at $40.8 million); and

•	the placement of $53.5 million of financing on properties.

•	in comparison, during three months ended September 30, 2014, we earned $3.3 million in fees, primarily from the following activities:

•	the acquisition of five properties (valued at $108.0 million);

•	the sale of two properties (valued at $36.1 million); and

•	the placement of $55.1 million of financing on properties.

•
a $505,000 increase in equity in losses of unconsolidated entities, including a $721,000 equity loss reflecting our 50% interest in the Pearlmark joint venture that commenced operations in the third quarter of 2015.

•	a $1.1 million decrease in master lease revenues due to the sale of the underlying property in July 2015.
Costs and Expenses - Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014
Costs and expenses of our real estate operations increased $1.8 million (20%) to $11.2 million for the three months ended September 30, 2015, from $9.4 million for the three months ended September 30, 2014. We attribute this increase in costs and expenses primarily to the following:

•
a $1.8 million increase in general and administrative expenses, primarily reflecting $1.2 million in compensation expense (in conjunction with the higher number of employees and related wages to handle the increase in assets under management) and $345,000 in marketing and travel expenses (principally the increased selling efforts with respect to DIF and Opportunity REIT II fundraising).

•	a $380,000 increase in property management expenses, primarily wages and benefits associated with increased staffing levels required to manage the higher number of properties under management;

•
a $684,000 increase in broker-dealer expenses, reflecting the $800,000 increase in payroll associated with the fundraising efforts on behalf of Opportunity REIT II during the three months ended September 30, 2015; and

•	a $1.1 million decrease in master lease expenses due to the sale of the underlying property.

Revenues − Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014
Revenues from our real estate operations increased $13.3 million (32%) to $54.3 million for the nine months ended September 30, 2015, from $41.0 million for the nine months ended September 30, 2014. We attribute this increase in revenues primarily to the following:

•	a $377,000 increase in management fees from RSO, reflecting an increase in the average RSO equity capital and a greater allocation of RSO base management fees to the real estate segment;

•
a $1.2 million increase in property management fees, due principally to a $705,000 increase in fees earned from Opportunity REIT I and Opportunity REIT II in conjunction with the increase in their asset base as well as a $431,000 increase in construction management fees earned from improvement projects for some of their properties;

•
a $3.7 million increase in asset management fees. The fees earned from Opportunity REIT I and Opportunity REIT II increased by $3.4 million as a result of the increase in the value of the underlying investments in those funds by $443.0 million to $1.4 billion at September 30, 2015 from $980.0 million at September 30, 2014; and

•
a $4.7 million increase in dealer-manager fees. During the nine months ended September 30, 2015 and 2014, we raised $270.5 million and $17.8 million, respectively, for Opportunity REIT II, which began fundraising in April 2014.

Back to Index

Back to Index

Other revenues

•	a $1.5 million increase in fee income from sponsored investment entities in connection with the purchase and third-party financing of properties by those entities, as follows:

•	during the nine months ended September 30, 2015, we earned $12.9 million in fees primarily from the following activities:

•	the acquisition of nine properties (valued at $398.6 million);

•	the sale of seven properties (valued at $123.1 million); and

•	the placement of $207.7 million of financing on properties.

•	in comparison, during the nine months ended September 30, 2014, we earned $11.4 million in fees, primarily from the following activities:

•	the acquisition of eight properties (valued at $302.4 million);

•	the acquisition in January 2014 of joint venture interests in 10 multifamily communities (valued at $51.2 million);

•	the sale of six properties (valued at $143.0 million); and

•	the placement of $297.9 million of financing on properties.

•
a $2.2 million increase in equity in earnings of unconsolidated entities. During the nine months ended September 30, 2015, we recorded income relating to gains on sales of six properties in three of our real estate investment funds; there were no property sales during the prior year period. This increase was partially offset by a $721,000 equity loss in the startup of the Pearlmark operations.

Costs and Expenses - Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014
Costs and expenses of our real estate operations increased $7.4 million (27%) to $34.8 million for the nine months ended September 30, 2015, from $27.4 million for the nine months ended September 30, 2014. We attribute this increase in costs and expenses primarily to the following:

•
a $3.9 million increase in general and administrative expenses, comprised primarily of $2.7 million in compensation expense (in conjunction with the higher headcount to handle the increased assets under management) in addition to $405,000 in professional fees and $453,000 in travel and marketing expenditures associated with our fundraising efforts;

•	a $933,000 increase in property management expenses, primarily wages and benefits associated with higher staffing levels to manage the increase in properties under management;

•	a $3.7 million increase in broker-dealer expenses, primarily the $3.3 million increase in payroll associated with the fundraising efforts on behalf of Opportunity REIT II and DIF.
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

•	Ischus Capital Management, LLC, or Ischus, manages the legacy CDOs that it sponsored, which hold investments

Back to Index

Back to Index

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
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

Assets under management (1):	Institutional and Individual Investors	RSO	Total by Type
September 30, 2015
CVC Credit Partners	$11,823	$767	$12,590
Trapeza	3,102	—	3,102
Ischus	809	—	809
Other	55	413	468
	$15,789	$1,180	$16,969

Net assets under management	$5,147	$470	$5,617

September 30, 2014
CVC Credit Partners	$9,738	$1,384	$11,122
Trapeza	3,253	—	3,253
Ischus	912	—	912
Other company-sponsored partnerships	62	347	409
	$13,965	$1,731	$15,696

Net assets under management	$5,621	$537	$6,158

(1)	For information on how we calculate assets under management and net assets under management, see "Assets Under Management" above.
CVC Credit Partners
As of September 30, 2015, CVC Credit Partners has sponsored, structured and/or currently manages $12.6 billion in assets across 26 CLO issuers and 13 separately managed accounts for institutional and individual investors, including $766.7 million in assets managed on behalf of RSO, consisting principally of U.S. and European bank loans and corporate bonds.
For the CLOs it manages, CVC Credit Partners earns average fees of 0.15% (senior) and 0.31% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.77% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During the three and nine months ended September 30, 2015, we received 75% of the incentive management fees generated by five and six legacy Apidos CLOs, respectively, one of which was liquidated in the first quarter of 2015.
Resource Capital Markets
Our Resource Capital Markets group primarily generates fees from the following activities:

•	Introductory agent - connecting buyers and sellers in structured security transactions for which fees vary on a deal-by-deal basis;

•	Auction agent - assisting with the auction process of securities for third-party CDO and CLO managers;

•	Structuring and placement - assisting with the structuring of assets and placement of debt and equity securities in CLO transactions managed by third-party managers;

Back to Index

Back to Index

•
Trading portfolio - our Board approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. At September 30, 2015, we had an investment of $1.3 million in a proprietary trading portfolio and an investment of $1.4 million in RCM Global, LLC, or RCM Global, a venture between us, RSO and certain related parties that holds a portfolio of available-for-sale securities.  Through distributions, we recovered the cost basis of our investment in RCM Global during the third quarter of 2014 and used those proceeds to fulfill our commitment to Pelium Capital Partners, L.P., or Pelium Capital; and

•	Pelium Capital - managing a $21.8 million portfolio, principally consisting of credit-related instruments and securities for our own account and RSO.
We manage RCM Global and Pelium Capital on behalf of RSO, us (including certain related parties), and third-party investors. These entities are consolidated by RSO and, accordingly, our investments and interest in them are eliminated in our consolidated financial statements with RSO.
Northport
Our Northport group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. Northport continues to assist RSO in growing its middle market loan portfolio, which totaled $349.5 million across 30 loans at September 30, 2015.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manages 13 CDO issuers holding approximately $3.1 billion in par value of outstanding trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at September 30, 2015.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. On average, we earn 0.13% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored and manages eight CDO issuers for institutional and individual investors, which hold approximately $808.8 million in real estate ABS, including RMBS, CMBS and credit default swaps at September 30, 2015.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.
RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined net asset value of $70.4 million ($55.4 million cost basis) of investments in financial institutions at September 30, 2015. We derive revenues from these operations through annual management fees, based on an average of 1.88% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Fund management fees	$755	$821	$2,271	$2,895
Fund management fees - incentive	576	941	2,014	5,798
RSO management fees	661	700	1,894	1,587
Structuring and placement fees	125	215	305	3,582
Loan origination fees	418	354	2,039	1,277
Introductory agent fees	516	439	812	1,132
Equity in earnings of unconsolidated CDO issuers	334	258	906	719
Equity in earnings of CVC Credit Partners	505	586	1,722	1,227
Gains, net, on trading securities	45	855	70	1,910
Other revenues	19	15	56	74
	3,954	5,184	12,089	20,201
Limited and general partner interests:
Fair value adjustments	(303)	(112)	249	101
Operations	224	143	448	129
LLC member interests	533	342	1,540	342
Total limited, general partner and member interests	454	373	2,237	572
	$4,408	$5,557	$14,326	$20,773
Costs and expenses:
General and administrative expenses	$3,366	$2,812	$9,483	$9,980
Revenues − Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014
Revenues decreased $1.1 million (21%) to $4.4 million for the three months ended September 30, 2015 from $5.6 million for three months ended September 30, 2014. We attribute this decrease in revenues primarily to the following:

•
a $365,000 decrease in fund management incentive fees, reflecting payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs. These fees are dependent on CLO performance; and

•
an $810,000 decrease in realized and unrealized gains and interest recorded on our trading portfolio. The portfolio was substantially liquidated during the third quarter of 2014 and the proceeds were reinvested in Pelium Capital. We have fully funded our commitment in Pelium Capital and our share of the earnings/losses is reflected in limited and general partners' interests.

Costs and Expenses − Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014
Costs and expenses of our financial fund management operations increased $554,000 (20%) to $3.4 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014, primarily reflecting increases in wages and benefits and legal costs incurred in connection with the growth of the Northport business.
Revenues − Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014
Revenues decreased $6.4 million (31%) to $14.3 million for the nine months ended September 30, 2015 from $20.8 million for nine months ended September 30, 2014. We attribute this decrease in revenues primarily to the following:

•
a $624,000 decrease in fund management fees, primarily due to the collection in 2014 of a deferred subordinated collateral management fee from our Trapeza operations and decreased capital bases in our unconsolidated partnerships as a result of distributions;

Back to Index

Back to Index

•
a $3.8 million decrease in fund management incentive fees due to the substantial liquidation of one of the legacy Apidos CLOs (during the second quarter of 2014 ) on which we retained 75% of the incentive management fees that were earned;

•
a $3.3 million decrease in structuring and placement fees, principally due to fees earned by Resource Capital Markets in 2014 for underwriting a European CLO for an unrelated third-party collateral manager;

•	a $320,000 decrease in introductory agent fees earned in connection with our riskless trade and CDO auction advisory services; and

•	a $1.8 million decrease in realized and unrealized gains and interest recorded on our trading portfolio, which was primarily liquidated during the third quarter of 2014.
These decreases were partially offset by the following increases:

•	a $307,000 increase in RSO management fees, due to the increased middle market assets managed by Northport on behalf of RSO;

•
a $762,000 increase in loan origination fees, reflecting an increase in fees earned by Northport in connection with the closing of $120.0 million in middle market loans issued by RSO during the nine months ended September 30, 2015 as compared to $96.8 million of loans closed during the prior year period;

•	a $187,000 increase in earnings on CDO issuers, due to the addition of four CLO equity investments, offset in part by the liquidation of one CLO equity investment during 2014;

•	a $495,000 increase in equity in earnings of CVC Credit Partners in conjunction with the increase in the assets under management; and

•
a $1.7 million increase in earnings from our limited and general partner interests and LLC Member interests, which includes a $1.5 million increase in equity in earnings and a $148,000 increase in portfolio mark to market adjustments on our Pelium Capital investment.

Costs and Expenses - Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014
Costs and expenses of our financial fund management operations decreased $497,000 (5.0%) to $9.5 million for the nine months ended September 30, 2015 from $10.0 million for the nine months ended September 30, 2014. We attribute this decrease in costs and expenses primarily to the following:

•
an $870,000 decrease in total compensation expense, primarily due to a $1.8 million decrease in incentive compensation in connection with structuring and placement fees offset, in part by, a $909,000 increase in wages related to the growth of Northport; this decrease was partially offset by

•
a $366,000 increase in general and administrative expenses, including a $226,000 increase in legal fees due to the startup and expansion of the Northport business and a $140,000 increase in financial software expenses (the prior year costs were partially reimbursed in connection with a structuring and placement fee).

Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF increased by $111.0 million to $756.0 million as compared to $645.0 million at September 30, 2014. This increase reflects increases of $48.0 million in the LEAF portfolio and $63.0 million in the assets managed for others, including our investment partnerships. Of the four initial investment partnerships we sponsored and managed, two were liquidated during the second and fourth quarters of 2014 and another was liquidated in July 2015. As of September 30, 2015 and 2014, LEAF managed 61,700 and 61,355 leases and loans for itself, other third-parties and our investment partnerships, with an average original finance value of $20,400 and $21,300 and an average term of 52 and 54 months, respectively.
The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	September 30,
Assets under management (1):	2015	2014
LEAF	$634	$586
Others, including commercial finance investment partnerships	122	59
	$756	$645

(1)	For information on how we calculate assets under management, see “Assets Under Management” above.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Equity in losses of unconsolidated investment entities and LEAF	$(4)	$(39)	$25	$(43)
Commercial finance revenues	70	22	41	(115)
	$66	$(17)	$66	$(158)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$81	$102	$212	$276
General and administrative expenses - other	353	23	1,259	75
	$434	$125	$1,471	$351
During 2012, our share of LEAF's losses reduced our investment to zero and, as a result, since then we have not reflected losses of LEAF in our consolidated financial statements. However, we will continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $17,000 and $97,000 of fund management fees from these entities during the three and nine months ended September 30, 2015 and $105,000 and $605,000 during the three and nine months ended September 30, 2014, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs increased $1.6 million (67%) and $3.2 million (39%) to $4.1 million and $11.5 million for the three and nine months ended September 30, 2015, respectively, from $2.4 million and $8.3 million for the three and nine months ended September 30, 2014, respectively. Wages and benefits increased $726,000 (63.2%) and $1.8 million (49.7%) to $1.9 million and $5.3 million for the three and nine months ended September 30, 2015, respectively, from $1.1 million and $3.6 million for the three and nine months ended September 30, 2014, respectively, primarily related to salary increases and bonuses in 2015. For the nine months ended September 30, 2015, professional fees increased by $503,000 primarily due to a $960,000 increase as a result of legal and regulatory matters. This increase was offset, in part, by a $457,000 decrease in audit and consulting fees. During 2014, we had incurred additional fees related to the change in our reporting year end and the initial consolidation of RSO.
Provision for Credit Losses
The following table sets forth our provision (reduction in the provision) for credit losses as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Commercial finance:
Receivables from managed entities	$(402)	$582	$4	$3,381
Leases and loans	—	(24)	(37)	(37)
Real estate:
Receivables from managed entities	1	(1)	308	1
Rent receivables	1	2	3	(3)
	$(400)	$559	$278	$3,342

Back to Index

Back to Index

We have estimated, based on projected cash flows, that the commercial finance partnerships will not have sufficient funds to pay a portion of the receivable we are owed. Accordingly, we recorded a provision of $4,000 (related to one of the partnerships net of the recoveries realized on its liquidation in July 2015) for the nine months ended September 30, 2015 (there was no provision recorded for the three month period) and provisions of $0.6 million and $3.4 million (for three of the partnerships, two of which were subsequently liquidated during 2014) for the three and nine months ended September 30, 2014.
During the three and nine months ended September 30, 2015, due to shortfalls in projected cash flows of one of the real estate investment partnerships, we recorded provisions of $1,000 and $308,000, respectively, to our receivables.
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Real estate property investments	$142	$136	$416	$398
Other operating segments - primarily depreciation on fixed assets	362	317	1,060	971
Total depreciation expense	$504	$453	$1,476	$1,369
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three and nine months ended September 30, 2015 and 2014, corporate interest is comprised primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. Real estate segment interest primarily reflects the mortgage on the hotel property in Savannah, Georgia. The following table reflects interest expense as reported by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Corporate	$273	$275	$786	$859
Real estate	177	190	539	577
Commercial finance	—	2	1	11
	$450	$467	$1,326	$1,447
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Noncontrolling interests in consolidated VIE-RSO (1)	$(14,643)	$(14,214)	$(10,388)	$(48,759)
Other:
Real estate - hotel property (2)	$(40)	$1	$(158)	$(61)
Real estate - Australian joint venture (3)	3	10	66	28
	$(37)	$11	$(92)	$(33)

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

(3)	Reflects the net income attributable to our Australian partner (25% interest) for the current year prior to the sale of all of our interests in

Back to Index

Back to Index

that joint venture.
Income Taxes
The following table details the allocation of our consolidated provision (benefit) for income taxes from continuing operations for us and RSO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RAI	$1,355	$1,741	$3,456	$4,991
Consolidated VIE-RSO	(1,796)	(237)	2,969	(667)
Total	$(441)	$1,504	$6,425	$4,324
The following paragraphs discuss our income taxes, exclusive of the income tax provision for our consolidated VIE-RSO.
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 107% and 67% for the three and nine months ended September 30, 2015 as compared to 40% and 42% for the three and nine months ended September 30, 2014, respectively. The change in the income tax rate primarily relates to the greater impact of discrete tax adjustments relative to pre-tax earnings for the three and nine months ended September 30, 2015. The discrete tax expense of $760,000 recorded for the three months ended September 30, 2015 relates to state tax expenses as a result of the filing of our 2014 tax returns. Excluding all discrete tax items, our effective income tax rate would have been 47% and 42% for the three and nine months ended September 30, 2015.

The tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.  We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. We are currently undergoing a Kansas income tax examination for tax years 2010 through 2012 and a Philadelphia income tax examination for tax years 2010 through 2013. We are no longer subject to U.S. federal income tax examinations for years before 2011 and are no longer subject to state and local income tax examinations for years before 2008.

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
Reflected in RSO operating expenses for the three and nine months ended September 30, 2015 is an impairment charge of $41 million related to an RSO mezzanine loan investment due to a change in market conditions.
The following summarizes the operating activities of RSO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total interest income	$39,328	$33,841	$113,511	$91,518
Interest expense	16,906	11,508	47,611	31,746
Net interest income	22,422	22,333	65,900	59,772
Other revenues	1,283	3,478	6,367	15,112
Total revenues	23,705	25,811	72,267	74,884
Operating expenses	15,994	15,447	91,589	43,585
Net operating income (loss)	7,711	10,364	(19,322)	31,299
Other income (expense), net	5,215	3,730	32,268	17,527
Net income (loss)	$12,926	$14,094	$12,946	$48,826
Although we treat RSO as a consolidated VIE, our sole interests in it are through our management agreements as its external manager and our 2.2% ownership (715,398 shares, as adjusted for the RSO four-to-one reverse stock split) of RSO's common stock outstanding as of September 30, 2015.
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
At September 30, 2015, our liquidity consisted of three primary sources:

•	cash on hand of $18.1 million;

•	$12.9 million of availability under two corporate credit facilities; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at September 30, 2015 consisted of five property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.

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
As of September 30, 2015, our total borrowings outstanding of $20.9 million included $10.0 million of Senior Notes, $9.9 million of mortgage debt (secured by the underlying property) and $1.0 million of other debt.
Capital Requirements
Our capital needs consist principally of available funding to make investments in the investment vehicles we sponsor or for our own account and to provide bridge financing or other temporary financial support to facilitate asset acquisitions by our sponsored investment vehicles. Accordingly, except for our commitments in connection with Opportunity REIT II, Pearlmark and CVC Credit Partners (see "-Contractual Obligations and Other Commercial Commitments), the amount of capital we require will depend to a significant extent upon our level of activity in making investments for our own account or in sponsoring investment vehicles, all of which is largely within our discretion.
Dividends
For the nine months ended September 30, 2015 and 2014, we paid cash dividends of $3.9 million $3.0 million, respectively, which were funded from cash flows generated from operations. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
Our analysis of contractual obligations and other commitments excludes the obligations and commitments of our consolidated VIE-RSO, as we do not have any obligation on or recourse with respect to any of its liabilities or borrowings.
The following tables summarize our contractual obligations and other commercial commitments at September 30, 2015 (in thousands):

Back to Index

Back to Index

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$9,932	$220	$489	$554	$8,669

Recourse to us:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	964	374	590	—	—
	10,964	374	10,590	—	—

Operating lease obligations	12,639	2,644	4,280	3,321	2,394
Other long-term liabilities	6,263	806	1,531	1,353	2,573
Total contractual obligations	$39,798	$4,044	$16,890	$5,228	$13,636

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2015 - less than 1 year: $1.6 million; 1-3 years:  $2.6 million; 3-5 years:  $1.2 million; and after 5 years: $400,000.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$803	$803	$—	$—	$—
Total commercial commitments	$803	$803	$—	$—	$—
As of September 30, 2015, except for the executive compensation, we do not believe it was probable that any payments would be required under any of our commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. Our commitments and contingencies as of September 30, 2015 were as follows:
Corporate
Broker-Dealer Capital Requirement. Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $117,000 and $100,000 as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 and December 31, 2014, Resource Securities net capital was $819,000 and $1.4 million, respectively, which exceeded the minimum requirements by $702,000 and $1.3 million, respectively.
Legal proceedings. We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.
Executive compensation. We are also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
Financial fund management
Clawback liability.  One of our structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to us ($1.1 million as of September 30, 2015) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of September 30, 2015, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.

Back to Index

Back to Index

Fund capital commitments. In connection with our investment in CVC Credit Partners, in its capacity as the fund manager for some of its managed accounts/funds, is contractually committed to invest capital along with third-party investors. Accordingly, as of September 30, 2015, our pro-rata portion of the unfunded capital commitments totaled $5.4 million across five such funds/accounts. We expect these unfunded commitments to be called over the next two years. With respect to Resource Credit Opportunity Fund, LLC, an investment entity in the development stage that we plan to co-sponsor and manage, we are committed to fund $1.3 million in startup expenses. The liability for these commitments will be recorded in the future as the amounts become due and payable.
Real estate
REIT capital commitments. As a specialized asset manager, we sponsor and manage investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to Innovation Office REIT, in addition to the $200,000 initial capital investment, we are committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. Similarly, with respect to Apartment REIT III, in addition to the $200,000 initial capital investment, we are committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for these commitments will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitment. In connection with the Pearlmark joint venture, we are committed to fund up to $8.0 million, of which $5.0 million has been funded as of October 2015. The agreement limits the 2015 contributions to $6.0 million. This funding is reflected as our investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors.
Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of our commercial finance partnerships, we provided a guarantee to the buyer whereby we will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the due date. As of September 30, 2015, the lease is current and there is no indication that the payment will not be made timely; accordingly, no liability has been recorded for this contingency.

Back to Index

Back to Index

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
The financial statements for the three and nine months ended September 30, 2015 and 2014 reflect the consolidation of RSO. See Note 19 of the notes to our consolidated financial statements for additional disclosures pertaining to VIEs.
Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, Ischus asset-backed securities, and Pearlmark were all determined to be VIEs that we do not consolidate as we do not have the obligation of, or right to, losses or earnings that would be significant to those entities.  Except for Pearlmark, we have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at September 30, 2015.
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
Debt
At September 30, 2015, we had two secured revolving credit facilities for general business use. We only utilized one facility during 2014 for a short-term period. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of September 30, 2015 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of September 30, 2015, our trading security portfolio was comprised of $1.3 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming a 10% decrease in the market value of these investments as of September 30, 2015, the hypothetical loss would be approximately $131,000.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

PART II. OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the quarter ended September 30, 2015 of our equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 2015	139,770	$8.29	139,770	$5,133,701	(2)
August 2015	968,912	$8.00	7,350,186	$17,649,814	(2)(3)
September 2015	197,619	$7.43	1,427,488	$16,222,326	(3)
	1,306,301	$7.91

(1)	The average price per share as reflected above includes broker fees and commissions.

(2)
In September 2014, our Board of Directors authorized a program, or the 2014 Program, to repurchase up to 1.5 million shares of our common stock. From August 1 to August 17, 2015 (date the 2014 Program was canceled), we acquired 49,452 shares for $396,312 (at an average cost of $8.01 per share), and in total since inception of the 2014 Program, we acquired a total of 864,641 shares.

(3)
Effective August 18, 2015, our Board of Directors authorized a new program, or the 2015 Program, to repurchase up to $25.0 million in shares of our common stock and canceled the 2014 Program. From August 18 to August 31, 2015, we acquired 919,460 shares for $7,350,186 (at an average cost of $7.99 per share).

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

RESOURCE AMERICA, INC.
(Registrant)

November 9, 2015	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

November 9, 2015	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index