Form 10-K
period 2015-12-31
RESOURCE AMERICA, INC.
filed 2016-03-11
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549-1004
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of such stock on the last business day of the registrant’s most recently completed second quarter (June 30, 2015) was approximately $146,392,000.
The number of outstanding shares of the registrant’s common stock on March 1, 2016 was 20,758,325 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement filed with the Commission in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

Back to Index

PART I

ITEM 1.	BUSINESS.

This report contains certain forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to the risks and uncertainties more particularly described in Item 1A, under the caption “Risk Factors.” These risks and uncertainties could cause our actual results and financial position to differ materially from those anticipated in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law. We make references to the years ended December 31, 2015, 2014 and 2013 as 2015, 2014 and 2013, respectively.
General
We are an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2015, we had $21.7 billion of assets under management.
We limit our fund development and management services to asset classes where we own existing operating companies or have specific expertise. We believe this strategy enhances the return on investment we can achieve for our funds. In our real estate operations, we concentrate on the ownership, operation and management of multifamily and commercial real estate and real estate mortgage loans including whole mortgage loans, first priority interests in commercial mortgage loans, known as A notes, subordinated interests in first mortgage loans, known as B notes, mezzanine loans, and investments in “value-added” properties, which require substantial improvements to reach their full investment potential. In our financial fund management operations, we concentrate on bank loans, trust preferred securities of banks, bank holding companies, insurance companies and other financial companies, and asset backed securities, or ABS.
In our real estate segment, we focus our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. Our principal emphasis in this area has been the sponsorship of non-traded real estate investment trusts, or REITs. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT, Inc., or Opportunity REIT I, which raised total equity of $635.0 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for our investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., or Opportunity REIT II.  As of December 31, 2015, Opportunity REIT II had raised $512.7 million; the fundraising closed on February 5, 2016, with total funds raised having increased to $556.0 million. On November 2, 2015, we filed a registration statement with the SEC for Resource Apartment REIT III, Inc., or Apartment REIT III, a $1.0 billion offering that will invest in a portfolio of multifamily properties, which will commence fundraising in 2016.
We anticipate fundraising for Resource Innovation Office REIT, Inc., or Innovation Office REIT, to also commence in 2016. This $1.0 billion offering will focus on acquiring office buildings.
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that invests across global securities, credit and unlisted real estate funds. Its focus is to invest at least 80% of its assets in real estate and real estate related industry securities, primarily in income-producing equity and debt securities. As of December 31, 2015, DIF has raised $90.7 million; through February 29, 2016, total funds raised increased to $100.4 million.
During 2014, we launched Resource Credit Income Fund, or CIF, a publicly-offered, alternative mutual fund that will invest in the debt of small- to middle-market companies with a focus on senior and subordinated debt. As of December 31, 2015, we had invested $1.7 million in the fund and expect to commence our fundraising for the CIF in the first half of 2016.
In June 2015, we formed a 50/50 joint venture with the principals of Pearlmark Real Estate Partners, LLC to sponsor and manage private institutional real estate funds. The joint venture, Pearlmark Real Estate, LLC, or Pearlmark, will focus on managing

Back to Index

Back to Index

institutional real estate investments. As of December 31, 2015, we had invested $6.0 million in Pearlmark and on February 17, 2016, we invested an additional $1.0 million.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, managed accounts, credit opportunity funds, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 17 CLOs with a total par value of approximately $8.8 billion since the formation of the joint venture in 2012. In 2016, we expect to continue to focus on managing our existing assets, expanding our CLO issuances and separately managed account activities through our joint venture, and to commence fundraising for Pelium Capital Partners, L.P., or Pelium, a hedge fund we sponsored and manage.
In 2013, we formed Northport Capital, LLC, or Northport, to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of Resource Capital Corp., or RSO, a New York Stock Exchange listed REIT that invests in real estate loans, and to a lesser extent, commercial real estate loans, which we manage and in which we have a 2.3% equity interest. At December 31, 2015, Northport held a total of $376.3 million of middle market loans at fair value.
In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.5% interest. As of December 31, 2015, LEAF managed $785 million of commercial leases and notes. In addition, LEAF Financial Corporation, or LEAF Financial, our wholly-owned subsidiary, currently manages one sponsored commercial lease investment partnership. LEAF Financial had previously liquidated a second such partnership in July 2015 and two other such partnerships during 2014.
We expect our capital raising for 2016 to decrease in comparison to 2015 (which reflected the strong closing for Opportunity REIT II) as we commence marketing new funds in 2016 (including the Innovation Office REIT, Apartment REIT II and CIF) and continue to fundraise for the DIF. We will also continue to monitor trends in the industry, including any regulatory changes that could have an impact on our ability to fundraise.
Assets Under Management
As of December 31, 2015 and 2014, we managed assets in the following classes for the accounts of institutional and individual investors, RSO, and for our own account (in millions):

	December 31, 2015				December 31, 2014
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$12,217	$646	$—	$12,863	$11,642
Trust preferred securities (1)	3,065	—	—	3,065	3,226
Asset-backed securities (1)	413	—	—	413	876
Mortgage and other real estate-related loans (2)	7	1,968	—	1,975	1,717
Real properties (2)	1,996	—	16	2,012	1,622
Commercial finance assets (3)	785	—	—	785	674
Private equity and other assets (1)	133	441	—	574	415
	$18,616	$3,055	$16	$21,687	$20,172

Net assets under management (4)	$6,894	$2,459	$16	$9,369	$9,666

(1)	We value these assets at their amortized cost.

(2)
We value our managed real estate assets as the sum of:  (i) the amortized cost of the commercial real estate loans; and (ii) the book value of each of the following: (a) real estate and other assets held by our real estate investment entities, (b) our outstanding legacy loan portfolio, and (c) our interests in real estate.

(3)	We value our commercial finance assets as the sum of the book value of financed equipment and leases and loans.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.

Back to Index

Back to Index

Our assets under management are primarily managed through the investment entities we sponsor.  The following table sets forth the number of entities we manage by operating segment, including tenant in common, or TIC, property interests:

	CLO/CDOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2015 (1)
Financial fund management	48	13	—	14
Real estate	6	5	4	5
Commercial finance	—	1	—	1
	54	19	4	20
As of December 31, 2014 (1)
Financial fund management	46	12	—	11
Real estate	4	8	6	5
Commercial finance	—	2	—	2
	50	22	6	18

(1)	All of our operating segments manage assets on behalf of RSO.
Real Estate
Through our real estate segment, we focus on four different activities:

•	the acquisition, ownership and management of portfolios of real estate and real estate related debt, which we have acquired through sponsored real estate investment entities;

•
the management, principally for RSO, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility, and because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current liquid alternative platform includes the DIF.  In the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF and expanded this platform through the creation of the CIF; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate loans and property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

Multifamily Properties. We are the general partner of Opportunity REIT I and, in that capacity, manage its operations. Opportunity REIT I has acquired a diversified portfolio of U.S. commercial real estate and real estate related debt that has been significantly discounted due to the effects of economic events and high levels of leverage, including properties that are often acquired at discounted prices. In December 2013, Opportunity REIT I closed its initial offering having raised an aggregate of $635.0 million through its public and private offerings. As of December 31, 2015, Opportunity REIT I had invested capital of $990.9 million, reflecting 36 multifamily apartment complexes comprised of 11,156 units.

We are also the general partner of Opportunity REIT II, which commenced its public offering in February 2014. As of February 5, 2016, fundraising closed having raised a total of $556.0 million. As of December 31, 2015, Opportunity REIT II had invested capital of $391.2 million, reflecting 10 multifamily apartment complexes comprised of 2,588 units.

We receive a 2% acquisition fee based on the cost of investments acquired on behalf of Opportunity REIT I and Opportunity REIT II, a monthly asset management fee equal to one-twelfth of 1.0% of cash deployed, and a disposition fee in connection with the sale of a property that ranges from 1.0% to 2.75% of the contract sales price. We may also earn a debt financing fee equal to 0.5% of debt financing obtained. Additionally, we record property management fees (4.5% of gross property revenues) and debt servicing fees (2.75% on payments received from loans held for investment).
    Liquid Alternatives. During 2013, we launched the DIF, a publicly-offered, alternative real estate income mutual fund that will invest across global securities, credit and unlisted real estate funds. As of December 31, 2015, the DIF has raised $90.7 million; through February 29, 2016, total funds raised increased to $100.4 million. We receive an annual investment management fee of 1.25% based on the average daily value of the net assets in the fund.

Back to Index

Back to Index

Real Estate Investment Entities. Since 2003, we have sponsored and managed 19 real estate investment entities (partnerships and TICs) for which we raised a total of $319.3 million in investor funds. As of December 31, 2015, we had 9 such investment entities holding interests in 22 multifamily apartment complexes comprising 5,364 units at a combined acquisition cost of $324.2 million, including interests owned by third-parties.
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
Resource Capital Corp. As of December 31, 2015, our real estate operations managed approximately $2.0 billion of commercial real estate assets on behalf of RSO. We discuss RSO in more detail in “− Resource Capital Corp.,” below.
    Legacy Portfolio of Loan and Property Interests. Between 1991 and 1999, our real estate operations focused on the purchase of commercial real estate loans at a discount to their outstanding loan balances and the appraised value of their underlying properties. Since 1999, management has focused on resolving and disposing of these assets. At December 31, 2015, the remaining legacy portfolio consisted of three property interests, with an aggregate book value of $6.1 million, net of non-recourse debt.
Resource Residential. Our internal property management division, Resource Real Estate Management, Inc., or Resource Residential, has provided us with a source of stable revenues for our real estate operations. Furthermore, we believe that having direct management control over the properties in our investment programs has not only enabled us to enhance their profitability, but also provides us with a competitive edge in marketing our funds by distinguishing us from other sponsors of real estate investment funds. As of December 31, 2015, our property management division manages 64 properties, comprising approximately 17,000 apartment units in 20 states on behalf of our funds.
Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners L.P, or CVC Credit Partners, a joint venture between the Company and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through collateralized loan obligation issuers, or CLOs, managed accounts and two credit opportunity funds;

•
Resource Capital Manager, Inc., or RCM, an indirect wholly-owned subsidiary, provides investment management and administrative services to RSO under a management agreement between the Company, RCM and RSO, or the RCM Agreement;

•
Resource Capital Markets, Inc., or Resource Capital Markets, through the Company's registered broker-dealer subsidiary, Resource Securities, Inc., acts as an agent in the primary and secondary markets for structured finance securities and transactions;

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

•
Ischus Capital Management, LLC, or Ischus, manages legacy CDOs it sponsored, which hold investments in asset backed securities ("ABS"), including residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS"); and

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
For the CLO issuers sponsored and managed through our joint venture, CVC Credit Partners, we earn average fees of 0.15% (senior) and 0.32% (subordinate) of the aggregate principal balance of eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. Incentive management fees, which depend on performance, are also subordinate to payments on debt. In accordance with our 2012 sale agreement with CVC, we retained our interests in 75% of the

Back to Index

Back to Index

incentive management fees generated by the legacy Apidos CLOs sold to CVC and contributed to our joint venture, CVC Credit Partners. During 2015, we received incentive fees generated by six of the legacy Apidos CLOs, one of which liquidated during the year. We also record our 24% equity interest in the operations of CVC Credit Partners.
For separately managed accounts, we earn approximately 0.85% on the average balance of assets managed.
Resource Capital Markets generates fees through a variety of services for third parties, including acting as introductory agent on structured transactions, assistance in CDO and CLO auction procedures and transaction structuring and placement of debt and equity investors in CLO transactions. In addition, Resource Capital Markets manages a trading portfolio for our own account, an investment portfolio for RCM Global, LLC, or RCM Global, and Pelium. As a result of adopting the latest Financial Accounting Standards Board consolidation guidance in the fourth quarter of 2015, we determined that Pelium should be consolidated with us and, accordingly, have revised our financial statements for 2014 and 2015. RCM Global and Pelium both include investments by us, RSO and certain related parties. With respect to Pelium, interests not held by us are reflected as non-controlling interests.
Northport earns loan origination fees of up to 2%, which are paid by the borrower on RSO middle market loans. During 2015, Northport assisted RSO in growing assets under management from $250.6 million to $376.3 million across 32 loans and, as a result, a larger portion of the RSO management fee was allocated to the Northport group in 2015.
For the CDO issuers sponsored and managed through our Trapeza and Ischus operations, fees primarily consist of base management fees, which range from 0.10% to 0.25% of the aggregate principal balance. For the Trapeza CDO issuers we sponsored and manage, we share these base management fees with our co-sponsors.
RFIG currently manages seven affiliated partnerships for individual and institutional investors, which have a combined asset value of $67.4 million ($49.8 million cost basis) of investments in financial institutions at December 31, 2015. We derive revenues from these operations through annual management fees, based on an average of 1.89% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. In connection with our sponsorship, management and general partnership interests in these entities, we also hold limited partnership interests in five of these partnerships.
As of December 31, 2015, our financial fund management operations and our joint venture partner have sponsored and/or manage 48 CLO and CDO issuers (including five CLOs we manage on behalf of RSO) holding $13.7 billion in assets, as set forth in the following table:

Sponsor/Manager	Asset Class	Number of CLO/CDO Issuers	Assets Under Management (1)
			(in millions)
CVC Credit Partners	Bank loans	28	$10,260
Trapeza	Trust preferred securities	13	3,065
Ischus	RMBS/CMBS/ABS	7	413
		48	$13,738

Net assets under management (2)			$4,209

(1)	Calculated as set forth in “Assets Under Management,” above.

(2)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Resource Capital Corp. As of December 31, 2015, our financial fund management operations managed $646.0 million of bank loans on behalf of RSO that are in CLOs managed by CVC Credit Partners (RSO holds the equity interests in two of these CLOs). We discuss RSO in more detail in “− Resource Capital Corp.” below.
Resource Capital Corp.
RSO, a publicly-traded REIT that we sponsored and manage, invests in a diversified portfolio of whole loans, B notes, CMBS and other real estate-related loans and commercial finance assets. At December 31, 2015, we owned 715,396 shares of RSO common stock, or approximately 2.3% of its common stock outstanding.
We manage RSO through RCM. At December 31, 2015, we managed a total of $3.1 billion of assets on behalf of RSO. Under our management agreement with RSO, RCM receives a base management fee, incentive compensation, property management fees and a reimbursement for out-of-pocket expenses. The base management fee is 1/12th of 1.50% of RSO's equity per month. The management agreement defines “equity” as essentially shareholders' equity (including preferred equity as of March 2012), subject to adjustment for non-cash equity-based compensation expense and non-recurring charges to which the

Back to Index

Back to Index

parties agree. The incentive compensation is 25% of (i) the amount by which RSO's adjusted operating earnings (as defined in the agreement) of RSO (before incentive compensation but after the base management fee) for such quarter per common share (based on the weighted average number of common shares outstanding for such quarter) exceeds (ii) an amount equal to (a) the weighted average of the price per share of RSO's common shares in the initial offering by RSO and the prices per share of the common shares in any subsequent offerings of RSO, in each case at the time of issuance thereof, multiplied by (b) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the ten year treasury rate (as defined in the agreement) for such quarter, multiplied by the weighted average number of common shares outstanding during such quarter; provided, that the foregoing calculation of incentive compensation will be adjusted (i) to exclude events pursuant to changes in accounting principles generally accepted in the United States, or U.S. GAAP, or the application of U.S. GAAP, as well as non-recurring or unusual transactions or events, after discussion between us, RSO and the approval of a majority of RSO's directors in the case of non-recurring or unusual transactions or events and (ii) by deducting any fees paid directly by RSO to our employees, agents and/or affiliates with respect to profits earned by a taxable REIT subsidiary of RSO (calculated as if such fees were payable quarterly) not previously used to offset incentive compensation. RCM receives at least 25% of its incentive compensation in additional shares of RSO common stock and has the option to receive more of its incentive compensation in stock under the management agreement.
Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC and the formation of CVC Credit Partners, we must pay a portion of the base management fee we receive from RSO to CVC Credit Partners based on the equity owned by RSO in legacy Apidos CLOs (one CLO as of December 31, 2015) multiplied by 1.5% and approximately 6% of any incentive compensation we receive from RSO, excluding non-recurring items unrelated to those CLOs. In October 2013, Apidos CLO VIII was refinanced into Apidos CLO XV, resulting in a $15.0 million reduction of RSO equity in Apidos CLOs. In 2014 and 2015, two more Apidos CLOs were liquidated, further reducing the amount of RSO equity in Apidos CLOs by $51.5 million. We are currently paying CVC on $28.0 million of the equity managed by RSO.
Commercial Finance
Our lease origination and servicing operations are held by LEAF Commercial Capital, Inc., or LEAF, a joint venture between us, RSO, Eos Partners, L.P. (a private investment firm), and Guggenheim Securities LLC. As of December 31, 2015, our equity interest in LEAF was 13.5% on a fully diluted basis.
Our subsidiary, LEAF Financial Corporation, or LEAF Financial, is the manager of our one commercial finance investment partnership (another such partnership was liquidated in July 2015 and two others were liquidated during 2014). The portfolios held by these partnerships have been sub-serviced by LEAF. We have recorded provisions for credit losses of $368,000, $3.1 million and $6.6 million during the years ended December 31, 2015, 2014 and 2013, respectively, on our receivables due from three of the funds based on reductions in their projected cash flows as of the measurement date. At December 31, 2015, there was no reserve outstanding.
As of December 31, 2015, LEAF managed a total of $785.0 million in commercial finance assets, of which $1.0 million was on behalf of the one remaining investment partnership.
Credit Facilities and Notes
As of December 31, 2015, we had two corporate credit facilities.
TD Bank. In March 2011, we entered into a line of credit loan agreement with TD Bank that, as of December 31, 2015, had no outstanding borrowings and availability of $11.5 million before reduction for an outstanding letter of credit. In April 2014, we amended the TD Bank facility to (i) extend the maturity date to the earlier of (a) the expiration of our management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that we maintain an aggregate value of pledged securities of $6.0 million and (iii) have no cash advances outstanding for 30 consecutive days during each 1-year period beginning on April 25, 2014. The facility bears interest at either (a) the prime rate plus 2.25% or (b) London Interbank Offered Rate, or LIBOR, plus 3%. We are charged an annual fee of 0.5% on the unused facility amount as well as a 5.25% fee on the $503,000 outstanding letter of credit.
Borrowings on the credit facility are secured by a first priority security interest in specified assets and subsidiary guarantees, including (i) the present and future fees and investment income earned in connection with the management of, and investments in, sponsored CDO issuers, (ii) a pledge of 18,972 shares of The Bancorp, Inc., or TBBK (NASDAQ: TBBK), common stock, and (iii) a pledge of 540,168 shares of RSO common stock.  Availability under the facility is limited to the lesser of (a) 75.00% of the net present value of future RSO management fees to be earned or (b) the maximum revolving credit facility amount. As of December 31, 2015 and December 31, 2014, there were no borrowings outstanding. Availability on the TD Bank facility was $11.5 million as of December 31, 2015, before reduction for an outstanding letter of credit. In 2016, due to a market decline in the value of the pledged securities, availability under the line of credit was reduced to $7.5 million.

Back to Index

Back to Index

Republic First Bank (or Republic Bank). In February 2011, we entered into a $3.5 million revolving credit facility with Republic Bank. The facility bears interest at the prime rate of interest plus 1% (with a floor of 4.5%). The loan is secured by a pledge of 175,000 shares of RSO common stock and a first priority security interest in an office building located in Philadelphia, Pennsylvania. Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; or (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account. In November 2013, we amended this facility to extend the maturity date to December 28, 2016 and to increase the unused annual facility fee to 0.50%. As of December 31, 2015, there were no outstanding borrowings and availability under this facility was $2.2 million.
Senior Notes. In September and October 2009, we completed a private offering to certain senior executives and shareholders of $18.8 million principal amount of 12% senior notes due in September and October 2012, or the Senior Notes, with 5-year detachable warrants to purchase 3,690,195 shares with an exercise price of $5.10 per share. The warrants were all exercised as of December 31, 2015. The Senior Notes, which require quarterly payments of interest in arrears, are unsecured, senior obligations and are junior to our secured indebtedness. In November 2011, we redeemed $8.8 million of the existing notes for cash and modified the terms of the remaining $10.0 million of notes to provide for a 9% interest rate and extended the maturity to October 2013. In August 2014, we further modified the Senior Notes to extend the maturity date to March 31, 2018 and to include an early redemption feature. We may redeem all or any part of the Senior Notes upon notification to the noteholders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption prices are at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101% and thereafter at 100%.
Asset Sourcing
Real Estate. We maintain relationships with asset owners, institutions, existing partners and borrowers, who often source investment opportunities directly to us. We maintain offices in Philadelphia (Pennsylvania), New York (New York), Denver (Colorado) and El Segundo (California) as well as outside the United States in London, England and Singapore that provide us with a platform of acquisition and loan origination specialists that source deals from key intermediaries such as commercial real estate brokers, mortgage brokers and specialists in selling discounted and foreclosed assets. We systematically work to exchange market data and asset knowledge across the platform to provide instant market feedback on potential investments that is based on empirical data as well as on data generated by our $4.1 billion portfolio of real estate assets under management.
Employees
As of December 31, 2015, we had 704 full-time employees, a decrease of 33 (4%), from 737 employees at December 31, 2014, principally reflecting the decrease in property management staff in conjunction with the sale of properties held by three of our real estate investment partnerships which were or are in the process of being liquidated. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
December 31, 2015
Investment professionals	101	76	19	6
Other	118	46	22	50
	219	122	41	56
Property management	485	485	—	—
Total	704	607	41	56

December 31, 2014
Investment professionals	82	65	14	3
Other	103	39	13	51
	185	104	27	54
Property management	552	552	—	—
Total	737	656	27	54
Operating Segments
We provide operating segment information in Note 21 of the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.” We provide additional narrative discussion of our operating segments in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Back to Index

Back to Index

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
Non-traded companies have been the subject of increased scrutiny by regulators and media outlets resulting from inquires and investigations initiated by the Financial Industry Regulatory Authority, or FINRA, and the SEC. These inquiries, and any subsequent inquiries or proceedings could significantly affect our sponsorship and management of non-traded companies and, accordingly, our ability to generate management and related fees.
A significant portion of our operations consists of the sponsorship and management of non-traded companies, particularly non-traded REITs. Public, non-traded companies have been receiving increased regulatory scrutiny from the SEC, the Financial Industry Regulatory Authority, or FINRA, and state regulators. Furthermore, amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016, which may significantly affect the manner in which, and the ability of, non-traded companies to raise capital.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may in the future seek to impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded companies and, accordingly, the non-traded companies we are sponsoring now, and non-traded companies we may seek to sponsor in the future, may face increased difficulties in raising capital and commencing operations. Should these companies be unable to raise substantial funds in their offerings, the number and type of investments they may make will be curtailed, all of which could materially reduce the fee income we can generate from these entities as well as our ability to grow our business. If we or the non-

Back to Index

Back to Index

traded companies we manage become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and distracting to our management.
Because there are numerous companies seeking to raise capital through non-traded companies, it may be more difficult for us to do so.
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
Market changes, including changes in interest rates, may reduce the value of our assets and those of our investment funds’ and our returns on these assets and our ability to generate and increase our management fee revenues.
Market changes, including changes in interest rates, will affect the market value of assets we hold for our own account and our returns from such assets. In general, as interest rates rise, the value of fixed-rate investments will decrease, while as interest rates fall, the return on variable rate assets will fall. Changes in interest rates will also affect the value and return on assets we manage for our investment funds, thereby affecting both our management fees from those funds as well as our ability to sponsor additional investment funds, which, in turn, may affect our ability to generate and increase our management fee revenues and achieve growth in our business.
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
We may not realize the anticipated benefits of our joint ventures.

Back to Index

Back to Index

We have and may continue to enter into joint ventures to support growth in our business segments. We may not realize any of the anticipated benefits of our joint ventures, which subject us to risks that may not be present with other methods of investment, including:

•	our joint venture partner could become insolvent or bankrupt;

•	fraud or misconduct by our joint venture partner;

•
shared or, where we are a minority partner, significantly limited decision-making authority which may prevent us from taking actions that would be in our interest or allow our joint venture partner to take actions with which we may disagree;

•	conflicts of interest between us and our joint venture partner that could lead to the implementation of policies or objectives that are not in our interest; and

•	restrictions on our ability to sell or liquidate our investment in the joint venture, or requirements for additional investment, which could reduce our liquidity.
Occurrence of any of the foregoing could subject us to unanticipated costs (including litigation costs) or reduction or elimination of our expected return or investment.
We may determine to grow our business through the acquisition of asset management contracts or companies, which entails substantial risk.
We may determine to grow our business through the acquisition of asset management contracts or companies which subjects us to the risk that, during our due diligence examination of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. We may overpay to acquire asset management contracts or companies which could result a return on our investment that is less than anticipated or in losses. We also may not successfully integrate the asset management contracts or companies that we acquire into our business and operations, which could result in substantial costs.
The development of new products and services may expose as to additional costs or operational risk.
Our financial performance depends, in part, on our ability to develop, market and manage new investment funds, which may require significant time and resources, as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including shifting client and market preferences, the introduction of competing products or services and compliance with regulatory requirements. Failure to successfully manage these risks may cause our revenues and costs to fluctuate and limit our ability to achieve growth.
Significant legal proceedings may adversely affect our results of operations or financial condition.
We may in the future be involved in litigation matters arising in the ordinary course of business and may potentially be involved in other legal proceedings, including securities class actions and regulatory and governmental investigations related to the offering of securities in our investment funds. Even if we successfully defend actions brought against us, the cost, both in terms of fees incurred and the diversion of management time, could be substantial, thereby adversely affecting our ability to operate profitably. Moreover, an adverse result in any legal proceedings could result in our having to pay substantial amounts as fines and/or damages, which could be in excess of our ability to pay and remain a viable business.
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

Back to Index

Back to Index

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
Increases in interest rates increase our operating costs.
As of December 31, 2015, we had two corporate credit facilities that were subject to variable interest rates. We may seek to obtain other credit facilities depending upon capital markets conditions. Any facilities that we may be able to obtain may also be at variable rates. To the extent we use these facilities, increases in interest rates will increase our interest costs, which would reduce our net income or cause us to sustain losses.
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
Risks Relating to Particular Aspects of Our Real Estate, Financial Fund Management and Commercial Finance Operations
The performance of our investment funds is subject to risks relating to the asset classes in which they invest.
Our investment funds invest in various classes of assets. They are, accordingly, subject to the risks typically associated with such asset classes, such as, with respect to real estate, the ability to attract tenants, local economic conditions, the availability of mortgage financing, environmental and other regulatory problems, and with respect to loans, economic factors affecting the borrower’s ability to pay debt service. The occurrence of any of these risks could cause one or more investment funds to fail to perform adequately, or at all, which could limit our ability to generate fee income from those funds and our ability to grow through the sponsorship of new investment funds.
We typically have retained some portion or all of the equity in the CDOs or CLOs we sponsored. CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of the debt securities and the CDO's expenses.

Back to Index

Back to Index

We typically have retained some portion or all of the equity interest in CDOs and CLOs we sponsored either directly or through other entities. The equity is usually entitled to all of the income generated by the CDO or CLO after the CDO or CLO pays all of the interest due on the debt securities and its other expenses, and is entitled to a return on capital only when the principal amount and accrued interest of all of the debt securities has been paid. However, there will be little or no income available to the CDO or CLO equity if covenants regarding the operations of the CDO or CLO (primarily relating to the value of collateral and interest coverage) are not met, or if there are excessive payment defaults, payment deferrals or rating agency downgrades with respect to the issuers of the underlying collateral, and there may be little or no amounts available to return our capital. In that event, our revenues from and the value of our direct or indirect investment in the CDO's or CLO's equity, which for all CDOs and CLOs was $3.6 million at December 31, 2015, could decrease substantially or be eliminated. In addition, the equity securities of CDOs and CLOs are generally illiquid and, because they represent a leveraged investment in the CDO's or CLO's assets, the value of the equity securities will generally have greater fluctuations than the value of the underlying collateral.
In some of our investment funds, a portion of our management fees may depend upon the performance of the fund and, as a result, our management fee income may be volatile.
As of December 31, 2015, with respect to RSO and nine of our investment entities, we receive incentive or subordinated compensation in addition to our base management fee depending upon whether RSO or those partnerships achieve returns above specified levels. In addition, a portion of our management fees is subordinated to the investors' receipt of specified returns in one of the CLOs we manage. During 2015 and 2014, we earned incentive and subordinated management fees from RSO and from nine and seven CLOs, respectively, which constituted 9% and 9%, respectively, of our aggregate management fee income for both periods. Low growth or recessionary conditions in the national economy may result in the amount of incentive or subordinated management fee income we receive being reduced or possibly eliminated, and may cause these fees to be subject to high volatility.
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

Back to Index

Back to Index

Certain of our subsidiaries, including our broker-dealer, are registered with the SEC under the Securities Exchange Act or the Investment Advisers Act. The Investment Advisers Act and the Securities Exchange Act impose numerous obligations and duties, respectively, on registered broker-dealers and registered investment advisers, including record-keeping, operating and marketing requirements, disclosure obligations and prohibitions on fraudulent activities, as well as additional detailed operational and compliance requirements. The failure of any of the relevant subsidiaries to comply with the requirements of either such act could cause the SEC to institute proceedings and impose sanctions for violations, including censure, fines or termination of registration, and could lead to harm to our reputation, any of which could cause our earnings or stock price to decline. Moreover, if the registration of our broker-dealer subsidiary was to be terminated for any reason, our ability to sponsor and raise capital for our investment funds could be severely limited, thereby impairing our ability to grow business and fee income.

If we are deemed an investment company under the Investment Company Act, our business would be subject to applicable restrictions thereunder, which could make it impracticable for us to continue our business as contemplated and would have a material adverse impact on the market price of our common stock.
We do not believe that we are an “investment company” under the Investment Company Act because the nature of our assets excludes us from the definition of an investment company under the Investment Company Act. In addition, we believe our company is not an investment company pursuant to Rule 3a-1 of the Investment Company Act because we have no more than 45% of our assets invested in and derive no more than 45% of our income from investment securities. We intend to conduct our operations so that we will not be deemed an investment company. If we were to be deemed an investment company, however, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as now contemplated.
Risks Relating to the Market for Our Common Stock
The percentage of ownership of any of our common stockholders may be diluted if we issue new shares of common stock.
Stockholders have no rights to buy additional shares of stock if we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a public offering or a private placement. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Any of our common stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own.

Sales of our common stock, or the perception that such sales will occur, may have adverse effects on our share price.
We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock by us, the sale of shares of common stock held by our current stockholders, and the sale of any shares we may issue under a long-term incentive plan, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.
An increase in market interest rates may have an adverse effect on the market price of our common stock.
One of the factors that investors may consider in deciding whether to buy or sell our common stock is our dividend yield, which is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend yield on our common stock or may seek securities paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock, and such effects could be significant.
Future issuances of debt securities, which would rank senior to our common stock upon liquidation, or future issuances of preferred stock, may adversely affect the trading price of our common stock.
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and preferred stock will receive a distribution of our available assets before common stockholders. Any preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the trading price of our common stock.
The market prices for our common stock may be volatile.

Back to Index

Back to Index

The prices at which our common stock may sell in the public market may be volatile. Fluctuations in the market prices of our common stock may not be correlated in a predictable way to our performance or operating results. The prices at which our common stock trade may fluctuate as a result of factors that are beyond our control or unrelated to our performance or operating results.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.
Our board of directors will determine the amount and timing of dividends on our common stock. In making this determination, our directors will consider all relevant factors, including, restrictions under Delaware law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to pay dividends in the future or in amounts similar to our past distributions. If we do not the market price of our common stock could be reduced.

ITEM 2.    PROPERTIES.
Philadelphia, Pennsylvania:
We maintain our executive and corporate offices at One Crescent Drive in the Philadelphia Navy Yard under a lease for 20,234 square feet that expires in May 2019.
In addition, we lease 34,476 square feet of office space at 1845 Walnut Street, Philadelphia, Pennsylvania, primarily for use by our real estate operations, which expires in September 2023. We manage this office building and own a 7% equity interest in the entity that owns the building and parking garage.
New York, New York:
We maintain additional executive offices in a 12,930 square foot location at 712 5th Avenue, New York, New York under a lease agreement that expires in July 2020.
Other Locations:
In addition, we lease various offices in the following cities: Omaha (Nebraska), El Segundo (California) and Denver (Colorado) as well as outside the United States in London (England) and Singapore.
As of December 31, 2015, we believe that the properties we lease are suitable for our operations and adequate for our needs.
ITEM 3.    LEGAL PROCEEDINGS.
We are a party to various routine legal proceedings arising out of the ordinary course of our business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

PART II

Back to Index

Back to Index

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "REXI."  The following table sets forth the high and low closing sale prices per share of our common stock as reported by NASDAQ and the cash dividend declared per share of our common stock on a quarterly basis for the last two years:

	Closing Market Prices		Dividends
	High	Low	Declared
2015
Fourth Quarter	$7.87	$3.60	$0.06
Third Quarter	$8.42	$6.60	$0.06
Second Quarter	$9.08	$7.98	$0.06
First Quarter	$9.43	$8.52	$0.06

2014
Fourth Quarter	$9.60	$8.75	$0.05
Third Quarter	$9.87	$9.10	$0.04
Second Quarter	$9.51	$8.20	$0.03
First Quarter	$9.51	$8.43	$0.03
As of March 1, 2016, our outstanding shares of common stock were held by 264 holders of record.
There are no restrictions imposed on the declaration of dividends under our credit facilities or Senior Notes. The determination of the amount of future cash dividends, if any, is at the discretion of our board of directors and will depend on various factors affecting our financial condition and other matters that the directors deem relevant.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us of our common stock during the quarter ended December 31, 2015:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 - 31, 2015	219,808	$7.43	219,808	$14,589,584
November 1 - 30, 2015	310,580	$5.72	310,580	$12,812,690
December 1 - 31, 2015	336,001	$4.48	336,001	$11,308,927
	866,389	$5.67

(1)	The average price per share, as reflected above, includes broker fees and commissions.

(2)	In August 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of our common stock.
Share repurchases may be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission, as applicable. The amount and timing of any repurchases will depend on market conditions and other factors.

Back to Index

Back to Index

Performance Graph
The following graph assumes that $100 was invested on January 1, 2010 in our common stock, or in the indicated index, and that all cash dividends were reinvested as received.  The cumulative total stockholder return on our common stock is then compared with the cumulative total return of two other stock market indices, the NASDAQ United States Composite and the NASDAQ Financial 100.

Back to Index

Back to Index

ITEM 6.    SELECTED FINANCIAL DATA.
The following selected financial data should be read together with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report and our consolidated financial statements, the notes to our consolidated financial statements, including the notes, found elsewhere herein.
The following table sets forth selected operating and balance sheet data (in thousands, except per share data):

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2010

Statement of operations data:
Revenues:
Real estate	$79,130	$54,861	$57,143	$45,083	$40,172
Financial fund management	20,411	29,118	19,773	18,053	24,090
Commercial finance	314	(164)	(341)	(1,659)	23,738
Total revenues	$99,855	$83,815	$76,575	$61,477	$88,000

Income (loss) from continuing operations	$8,232	$9,747	$8,192	$24,883	$(10,353)
(Loss) income from discontinued operations, net of tax	—	—	(2)	(44)	(2,222)
Net income (loss)	8,232	9,747	8,190	24,839	(12,575)
Net (income) loss attributable to noncontrolling interests	(2,044)	(729)	(20)	(557)	1,679
Net income (loss) attributable to common shareholders	$6,188	$9,018	$8,170	$24,282	$(10,896)

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$6,188	$9,018	$8,172	$24,326	$(8,674)
Discontinued operations	—	—	(2)	(44)	(2,222)
Net income (loss)	$6,188	$9,018	$8,170	$24,282	$(10,896)

Basic earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.28	$0.43	$0.40	$1.22	$(0.44)
Discontinued operations	—	—	—	—	(0.11)
Net income (loss)	$0.28	$0.43	$0.40	$1.22	$(0.55)

Diluted earnings (loss) per share attributable to common shareholders:
Continuing operations	$0.28	$0.40	$0.37	$1.16	$(0.44)
Discontinued operations	—	—	—	—	(0.11)
Net income (loss)	$0.28	$0.40	$0.37	$1.16	$(0.55)

Dividends declared per common share	$0.24	0.15	$0.12	$0.12	$0.09

Balance sheet data:
Total assets	$211,195	$226,427	$195,820	$190,330	$178,335
Borrowings	$20,747	$20,970	$21,569	$22,610	$28,471
Total stockholders' equity attributable to common shareholders	$137,763	$159,261	$148,753	$142,318	$119,943
Total equity	$160,119	$179,859	$148,991	$142,597	$120,262

Back to Index

Back to Index

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of December 31, 2015, we had $21.7 billion of assets under management.
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
In our real estate segment, we focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, which we refer to as Opportunity REIT I, having raised total equity of $635.0 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. As of December 31, 2015, Opportunity REIT II had raised $512.7 million; the fundraising closed on February 5, 2016, with total funds raised having increased to $556.0 million. On November 2, 2015, we filed a registration statement with the SEC for Resource Apartment REIT III, Inc., or Apartment REIT III, a $1.0 billion offering that will invest in a portfolio of multifamily properties, which will commence fundraising in 2016.
We anticipate fundraising for Resource Innovation Office REIT, Inc., or Innovation Office REIT, to also commence in 2016. This $1.0 billion offering will focus on acquiring commercial office buildings.
During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that will invest across global securities, credit and unlisted real estate funds. As of December 31, 2015, DIF has raised $90.7 million; through February 29, 2016, total funds raised have increased to $100.4 million
During 2014, we launched Resource Credit Income Fund, or CIF, a publicly-offered, alternative mutual fund that will invest in the debt of small- to middle-market companies with a focus on senior and subordinated debt. As of December 31, 2015, we have a $1.7 million investment in the fund and expect to commence fundraising for the CIF in the first half of 2016.
In June 2015, we formed a 50/50 joint venture with the principals of Pearlmark Real Estate Partners, LLC to sponsor and manage private institutional real estate funds. The joint venture, Pearlmark Real Estate, LLC, or Pearlmark, will focus on managing institutional real estate investments. As of December 31, 2015, we had invested of $6.0 million in Pearlmark and on February 17, 2016, we invested an additional $1.0 million.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 17 CLOs with a total par value of approximately $8.8 billion since the formation of the joint venture in 2012. For 2016, expect to continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.
In 2013, we formed Northport Capital, LLC, or Northport, to originate both senior and subordinated, secured and unsecured loans to middle market companies on behalf of RSO. At December 31, 2015, Northport held a total of $376.3 million of middle market loans at amortized cost.
In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.2% interest. As of December 31, 2015, LEAF managed $785.0 million of commercial leases and notes. In addition, LEAF Financial Corporation, or LEAF Financial, our wholly-owned subsidiary, currently manages one of its four sponsored commercial lease investment partnerships. LEAF Financial liquidated one of the partnerships in July 2015 and two other such partnerships during 2014.

Back to Index

Back to Index

We expect our capital raising for 2016 to decrease in comparison to 2015 (which reflected the strong closing for Opportunity REIT II) as we commence marketing new funds in 2016 (including the Innovation Office REIT, Apartment REIT III and CIF) and continue to fundraise for the DIF. We will also continue to monitor trends in the industry, including any regulatory changes that could have an impact on our ability to fundraise.
Our consolidated net income attributable to common shareholders was $6.2 million, $9.0 million and $8.2 million for 2015, 2014 and 2013, respectively.
Assets Under Management
We increased our assets under management by $1.5 billion to $21.7 billion at December 31, 2015 from $20.2 billion at December 31, 2014. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	December 31,		Increase (Decrease)
	2015	2014	Amount		Percentage
Financial fund management (2)	$16,832	$16,129	$703	(2)	4%
Real estate (3)	4,070	3,369	701		21%
Commercial finance	785	674	111		16%
	$21,687	$20,172	$1,515		8%

Net assets under management (4)	$9,369	$9,666	$(297)		(3)%

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business - Assets Under Management.”

(2)
The increase primarily reflects the $1.2 billion increase in assets managed by CVC Credit Partners and a $113.5 million increase in corporate loans offset, in part by reductions in the eligible collateral bases of our asset backed securities and trust preferred security portfolios by $631.3 million, resulting from defaults, paydowns, sales and calls.

(3)
The increase is primarily due to an increase in real estate assets managed as follows: a $259.0 million increase in commercial real estate assets managed for RSO, and increases of $116.0 million and $465.0 million in real estate assets managed for RRE Opportunity REIT I and RRE Opportunity REIT II offset by decreases of $139.8 million in real estate institutional assets.

(4)
Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements. The decrease in net assets under management reflects the buydown by CVC of a portion of our interest in CVC Credit Partners, which reduced it from 33% to 24%.

Our assets under management are primarily managed through various investment entities including CDOs and CLOs, public and private limited partnerships, TIC property interest programs, two REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of December 31, 2015 (1)
Financial fund management	48	13	—	14
Real estate	6	5	4	5
Commercial finance	—	1	—	1
	54	19	4	20
As of December 31, 2014 (1)
Financial fund management	46	12	—	11
Real estate	4	8	6	5
Commercial finance	—	2	—	2
	50	22	6	18

(1)	All of our operating segments manage assets on behalf of RSO.
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

Back to Index

Back to Index

	Years Ended December 31,
	2015	2014	2013
Fund management revenues (1)	$75,912	$58,999	$46,935
Finance and rental revenues (2)	8,466	9,610	9,285
RSO management fees (3)	12,636	12,467	12,774
(Losses) gains on resolution of loans (4)	—	(10)	1,734
Other revenues	327	1,872	5,847
	97,341	82,938	76,575
Consolidated VIE - Pelium revenues	2,514	877	—
	$99,855	$83,815	$76,575

(1)
Includes fees from each of our real estate and financial fund management segments and our share of the income or loss from limited and general partnership interests we own in our real estate, financial fund management and commercial finance operations.

(2)	Includes rental income and revenues from real estate assets.

(3)	Reflects the various management fees that are received by our operating segments acquiring, managing, and financing the assets of RSO.
(4)    Includes the resolution of loans we hold in our real estate segment.
We provide a more detailed discussion of the revenues generated by each of our business segments under “-Results of Operations:  Real Estate; "-Financial Fund Management"; and "-Commercial Finance.”
Results of Operations:  Real Estate
During 2015, our real estate subsidiary, Resource Real Estate, Inc., was focused on acquiring and managing a diversified portfolio of commercial real estate and real estate related debt and managing existing assets for our real estate programs. In February 2014, we commenced a public offering for Opportunity REIT II. As of December 31, 2015, Opportunity REIT II had raised $512.7 million; the fundraising closed on February 5, 2016, with total funds raised having increased to $556.0 million.
During 2016, the primary focus of our real estate operations will be to begin raising capital for our newest funds, Innovation Office REIT and Resource Apartment REIT III, and continue to invest the capital raised for Opportunity REIT II.
Through our real estate segment, we focus on four different activities:

•	the acquisition, ownership, management and disposition of portfolios of real estate and real estate related debt, which we have acquired through a sponsored real estate investment entity;

•
the management, principally for RSO, of general investments in commercial real estate debt, including first mortgage debt, whole loans, mortgage participations, B notes, mezzanine debt and related commercial real estate securities;

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility, and because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF.  In the first quarter of 2015, we added six new employees who are dedicated solely to the distribution of the DIF as well as the expansion of this platform through the creation of additional liquid alternative funds; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio. The following table sets forth information related to real estate assets managed (1) (in millions):

Back to Index

Back to Index

	December 31,
	2015	2014
Assets under management (1):
Commercial real estate debt	$1,850	$1,565
Opportunity REIT I	1,101	985
Opportunity REIT II	526	61
Real estate investment funds and programs	327	553
Residential mortgages for RSO	118	144
DIF	82	25
Pearlmark	50	—
Others	—	20
Legacy portfolio	16	16
	$4,070	$3,369

Net assets under management	$4,045	$3,367

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2016, our fee income will depend upon the success of the Opportunity REITs and the timing of their respective acquisitions, refinancings and dispositions.
The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Management fees:
Property management fees	$12,822	$11,457	$10,518
REIT management fees from RSO	10,104	10,215	12,122
Asset management fees	15,179	10,024	5,851
Broker-dealer fees	8,640	943	8,835
	46,745	32,639	37,326
Other:
Fee income from sponsorship of investment entities	20,908	13,426	7,781
Master lease revenues	2,366	4,393	4,308
Rental property income	5,937	5,191	4,977
Gains (losses) and fees on resolution of loans and other property interests	—	(10)	1,734
Equity in earnings (losses) of unconsolidated entities	3,174	(778)	1,017
	$79,130	$54,861	$57,143
Costs and expenses:
General and administrative expenses	$21,084	$15,896	$15,266
Property management expenses	10,052	9,113	9,331
Broker-dealer expenses	10,378	4,640	7,500
Master lease expenses	2,079	4,408	5,249
Rental property expenses	3,710	3,354	3,266
	$47,303	$37,411	$40,612

Back to Index

Back to Index

Revenues − Year ended December 31, 2015 as compared to the Year ended December 31, 2014
Revenues from our real estate operations increased $24.3 million (44%) to $79.1 million for 2015 from $54.9 million in 2014.  We attribute the increase to the net impact of the following items:
Management fees

•	a $1.4 million increase in property management fees, due principally to an increase in fees earned from Opportunity REIT I and Opportunity REIT II in conjunction with the increase in their assets;

•	a $111,000 decrease in management fees from RSO, reflecting a decrease in the equity capital of RSO upon which we are paid a base management fee;

•
a $5.2 million increase in asset management fees. The fees earned from both Opportunity REIT I and Opportunity REIT II increased by a total of $4.7 million as a result of the increased assets under management. The fees earned from the DIF increased by $498,000 also as a result of the increase in assets under management; and

•	a $7.7 million increase in broker-dealer manager fees. During 2014, we raised $46.8 million as we began the offering for Opportunity REIT II as compared to $460.8 million raised during 2015.
Other revenues

•	a $7.5 million increase in fee income in connection with the purchase and third-party financing of properties through our real estate investment entities, as follows:

•	during 2015, we earned $20.9 million in fees primarily from the following activities:

•	the acquisition of 12 properties (valued at $563.3 million);

•	the sale of 13 properties (valued at $255.9 million); and

•	the financing of 11 properties (with $255.5 million face value of debt).

•	in comparison, during 2014, we earned $13.4 million in fees primarily from the following activities:

•	the acquisition of 20 properties (valued at $494.0 million);

•	the sale of six properties (valued at $143.0 million); and

•	the financing of 16 properties (with $386.3 million face value of debt).

•	a $4.0 million increase in equity in earnings of unconsolidated entities. In 2015, we recorded income from the sale of nine properties in four of our real estate investment funds.
Costs and Expenses − Year ended December 31, 2015 as compared to the Year ended December 31, 2014
Costs and expenses of our real estate operations increased $9.9 million (26%) to $47.3 million for 2015 from $37.4 million in 2014. We attribute this increase in costs and expenses primarily to the following:

•
a $5.2 million increase in general and administrative expenses, principally due to a $3.2 million increase in wages and benefits, as well as a $1.4 million increase in professional fees, travel and marketing, associated with fundraising activities and increases in real estate assets under management;

•
a $939,000 increase in property management expenses, principally due to an increase of $969,000 in wages and benefits associated with the addition of staff, primarily in construction management in connection with the increase in capital improvement projects at our properties;

•
a $5.7 million increase in broker-dealer expenses, reflecting the substantial fundraising efforts on behalf of Opportunity REIT II, which commenced in April 2014 and ended in February 2016. Accordingly, commission expenses were $4.3 million for 2015 as compared to $342,000 for 2014.

Revenues − Year ended December 31, 2014 as compared to the Year ended December 31, 2013
Revenues from our real estate operations decreased $(2.3) million (4%) to $54.9 million for 2014 from $57.1 million in 2013.  The decrease is attributed to the net impact of the following items:
Management fees

•
a $939,000 increase in property management fees, due principally to an increase of $668,000 in fees earned from Opportunity REIT I in conjunction with the increase in its assets as well as a $201,000 increase in construction management fees earned from improvement projects for some of its properties;

Back to Index

Back to Index

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

•
a $1.8 million decrease in equity in earnings of unconsolidated entities. In 2013, we recorded income relating to a gain on sale of two properties in one of our real estate investment funds which did not occur in 2014. In addition, for another equity investment, we recognized 100% of the income from the underlying property in 2013 as compared to only 7% in 2014 due an amendment to the partnership agreement for that investment.

Costs and Expenses − Year ended December 31, 2014 as compared to the Year ended December 31, 2013
Costs and expenses of our real estate operations decreased $3.2 million (8%) to $37.4 million for 2014 from $40.6 million in 2013. We attribute this decrease in costs and expenses primarily to the following:

•
a $630,000 increase in general and administrative expenses, primarily a $471,000 increase in travel and recruitment costs, associated with increases in real estate assets under management and in preparation for future growth as anticipated for 2015. Compensation expense increased $3.2 million for 2014 as compared to the prior year, but this increase was offset by a $3.2 million increase in fund reimbursements during 2014;

•	a $218,000 decrease in property management expenses, due primarily to the following:

◦
an $813,000 decrease in property level general and administrative expenses, primarily due to a $653,000 decrease in professional fees due to a non-recurring expense in 2013 relating to one of our real estate joint ventures, as well a decrease in recruitment fees of $215,000.

This decrease was offset, in part, by

◦	a $613,000 increase in wages and benefits associated with the increased staffing levels required to manage the increased number of properties under management.

•
a $2.9 million decrease in broker-dealer expenses, reflecting the substantial fundraising efforts on behalf of Opportunity REIT I, which ended in December 2013, as compared to the expenses incurred for Opportunity REIT II, which commenced fundraising in April 2014. Due to the variance in fundraising, commission expense for 2014 was $342,000 as compared to the commission expense of $3.9 million for 2013.

Back to Index

Back to Index

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers and managed accounts, and two credit opportunity funds;

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

•
Ischus Capital Management, LLC, or Ischus, manages the legacy CDOs that it sponsored, which hold investments in ABS including residential mortgage-backed securities, or RMBS, and commercial mortgage-backed securities, or CMBS; and

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions.
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

	Institutional and Individual Investors	RSO	Total by Entity
December 31, 2015
CVC Credit Partners	$12,217	$646	$12,863
Trapeza	3,065	—	3,065
Ischus	413	—	413
Other partnerships and funds	50	441	491
	$15,745	$1,087	$16,832

Net assets under management	$4,834	$491	$5,325

December 31, 2014
CVC Credit Partners	$10,462	$1,180	$11,642
Trapeza	3,226	—	3,226
Ischus	876	—	876
Other partnerships and funds	57	328	385
	$14,621	$1,508	$16,129

Net assets under management	$5,838	$479	$6,317

(1)	For information on how we calculate assets under management, see the first table and related notes in Item 1, “Business – Assets Under Management.”

Back to Index

Back to Index

CVC Credit Partners
During 2015, assets under management increased by $1.2 billion (net of amortization), through the successful closing of three CLOs, four managed accounts, and one credit opportunity fund. As of December 31, 2015, CVC Credit Partners has sponsored, structured and/or currently manages $12.9 billion in assets across 28 CLO issuers, thirteen separately managed accounts, and two credit opportunity funds for institutional and individual investors, including $645.7 million in assets managed on behalf of RSO, in U.S. and European bank loans and corporate bonds.
For the CLOs it manages, CVC Credit Partners earns average fees of 0.15% (senior) and 0.32% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.85% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During 2015, we received 75% of the incentive management fees generated by six legacy Apidos CLOs, one of which was liquidated during the year.
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

•
Trading portfolio - our Board approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. At December 31, 2015, we had an investment of $1.5 million in a proprietary trading portfolio and an investment of $919,000 in RCM Global, a venture between us, RSO and certain related parties that holds a portfolio of securities.

•
Pelium - managing a $24.7 million hedge fund, principally consisting of credit-related instruments and securities for our own account, RSO and certain related parties. In 2016, we will commence fundraising for the Pelium fund from third party qualified investors. The fund is a VIE that we consolidate with our results of operations.

Northport Capital
Our Northport group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. Northport continues to assist RSO in growing its middle market loan portfolio, which totaled $376.3 million across 32 loans at December 31, 2015.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manages 13 CDO issuers holding approximately $3.1 billion in par value of outstanding trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at December 31, 2015.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. On average, we earn 0.12% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored and manages seven CDO issuers for institutional and individual investors, which hold approximately $412.7 million in real estate ABS, including RMBS, CMBS and credit default swaps at December 31, 2015.
On average, we earn 0.08% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.

Back to Index

Back to Index

RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined net asset value of $67.4 million ($49.8 million cost basis) of investments in financial institutions at December 31, 2015. We derive revenues from these operations through annual management fees, based on an average of 1.89% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Fund management fees	$3,050	$3,671	$3,045
Fund management fees - incentive	2,359	6,563	3,022
RSO management fees	2,529	2,252	652
Structuring and placement fees	345	6,237	2,243
Loan origination fees	2,896	2,427	344
Introductory agent fees	943	1,410	1,131
Earnings on CDO issuers	1,238	996	896
Earnings on CVC Credit Partners	2,255	1,803	1,175
Earnings from trading securities	253	1,809	5,591
Other	77	95	233
	15,945	27,263	18,332
Limited and general partner interests:
Fair value adjustments	(47)	660	1,470
Operations	622	92	(29)
LLC member interests	1,679	355	—
	2,254	1,107	1,441
RFFM revenues	18,199	28,370	19,773
Revenues from consolidated VIE - Pelium	2,212	748	—
RFFM revenues - consolidated	$20,411	$29,118	$19,773

Costs and expenses:
General and administrative expenses	$13,396	$14,823	$10,155
General and administrative expenses from consolidated VIE - Pelium	291	79	—
General and administrative expenses - RFFM consolidated	$13,687	$14,902	$10,155
Revenues − Year ended December 31, 2015 as compared to the Year ended December 31, 2014
RFFM revenues decreased $10.2 million (36%) to $18.2 million for 2015 from $28.4 million in 2014. We attribute the decrease to the following:

•	a $621,000 decrease in fund management fees, due primarily to the receipt of a deferred subordinate collateral management fee from our Trapeza operations in 2014;

•
a $4.2 million decrease in fund management incentive fees primarily in connection with the liquidation of one of the Apidos CLO issuers in 2014. These incentive fees reflect payments received in connection with retaining 75% of the incentive management fees earned by the legacy Apidos CLOs. These fees are dependent on CLO performance;

•
a $5.9 million decrease in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting two European CLOs for an unrelated third-party collateral manager in 2014. No such fees were earned in 2015;

•	a $467,000 decrease in introductory agent fees earned in connection with our riskless trade and CDO auction advisory services; and

•
a $1.6 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio. The portfolio was liquidated during the third quarter of 2014 and the proceeds were reinvested in Pelium. We have fully

Back to Index

Back to Index

funded our commitment into Pelium and our share of the earnings/losses is reflected in limited and general partner interests.
These decreases were partially offset by:

•	a $277,000 increase in RSO management fees, due to the increased middle market assets managed by Northport on behalf of RSO;

•	a $469,000 increase in loan origination fees earned by Northport in connection with the closing of $183.8 million in middle market loans issued by RSO as compared to $174.8 million for the prior year;

•	a $242,000 increase in earnings on CDO issuers, due the addition of three CLO equity investments, offset in part by the liquidation of one CLO equity investment during 2014;

•	a $452,000 increase in earnings generated by CVC Credit Partners; and

•
a $1.1 million increase in earnings from our limited and general partner interests and LLC member interests, which include a $1.9 million increase in equity in earnings (primarily gains of $1.2 million on RCM Global and $631,000 on Pelium) offset, in part by a $707,000 negative mark to market adjustment (primarily $370,000 for Pelium and $318,000 for RFIG) due to current market conditions.

Costs and Expenses - Year ended December 31, 2015 as compared to Year ended December 31, 2014
RFFM costs and expenses of our financial fund management operations decreased $1.4 million (10%) to $13.4 million for 2015 from $14.8 million for 2014, principally due to a decrease in incentive compensation in connection with structuring, placement and loan origination fees earned.
Revenues − Year ended December 31, 2014 as compared to the Year ended December 31, 2013
RFFM revenues increased $8.6 million (43%) to $28.4 million for 2014 from $19.8 million in 2013. We attribute the increase to the following:

•	a $626,000 increase in fund management fees, due primarily to the receipt of a deferred subordinate collateral management fee and reduced expenses in our Trapeza operations;

•	a $3.5 million increase in fund management incentive fees primarily in connection with the liquidation of one of the Apidos CLO issuers in 2014. These fees are dependent on CLO performance;

•	a $1.6 million increase in RSO management fees, due to the increased middle market assets managed by Northport on behalf of RSO;

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

•	a $279,000 increase in introductory agent fees earned in connection with our riskless trade and CDO auction advisory services;

•	a $100,000 increase in earnings on CDO issuers, due the addition of three CLO equity investments, offset in part by the liquidation of one CLO equity investment during 2014; and

•	a $628,000 increase in earnings generated by CVC Credit Partners.
These increases were partially offset by:

•
a $334,000 decrease in fair value adjustments recorded for our limited partner, general partner and members' interests in unconsolidated partnerships and limited liability companies, primarily resulting from gains of $354,000 on RCM Global; and

•	a $3.8 million decrease in realized and unrealized gains and interest recorded on our trading securities portfolio, which was primarily liquidated during the third quarter of 2014.
Costs and Expenses - Year ended December 31, 2014 as compared to Year ended December 31, 2013
RFFM costs and expenses of our financial fund management operations increased $4.7 million (47%) to $14.9 million for 2014 from $10.2 million for 2013, primarily reflecting the increase in headcount as our assets under management grew and an increase in incentive compensation in connection with structuring, placement and loan origination fees earned.
Results of Operations:  Commercial Finance

Back to Index

Back to Index

The commercial finance assets we manage through LEAF increased by $111.0 million to $785.0 million as of December 31, 2015 as compared to $674.0 million at December 31, 2014. This increase reflects a $60.0 million increase in the LEAF portfolio due to an increase in originations, and a $64.0 million increase in leases managed on behalf of others, offset in part, by a $13.0 million decrease in the assets managed by our four investment partnerships, reflecting the liquidation of two of the funds during 2014 as well as the natural runoff of the portfolios held by the remaining two partnerships. As of December 31, 2015 and 2014, LEAF managed a portfolio of approximately 61,000 and 57,000 leases and loans, respectively, for itself and our investment entities, with an average original finance value of $18,000 and $57,000 and an average term of 54 and 56 months, respectively.
    The following table sets forth information related to commercial finance assets managed by us and LEAF (1) (in millions):

	December 31,
	2015	2014
LEAF	$651	$591
Managed for others	133	69
Commercial finance investment partnerships	1	14
	$785	$674

(1)	For information on how we calculate assets under management, see Item 1, “Business − “Assets under Management.”
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues:
Commercial finance revenue	$164	$—	$—
Equity in losses of investment entities	150	(164)	(328)
Equity in losses of LEAF	—	—	(13)
	$314	$(164)	$(341)
Costs and expenses:
General and administrative expenses - wages and benefit costs	$306	$347	$229
General and administrative expenses - other	1,531	633	(173)
	$1,837	$980	$56
During 2012, our share of LEAF's losses reduced our investment to zero and, as a result, since then we have not reflected losses of LEAF in our consolidated financial statements. However, we continue to record our share of any changes that may be recorded in LEAF's accumulated other comprehensive income relating to its hedging activities.
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $109,000, $683,000 and $1.8 million of fund management fees from these entities during 2015, 2014 and 2013, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
2015 Compared to 2014. General and administrative costs increased $4.7 million (42%) to $15.8 million for 2015 from $11.1 million in 2014. This increase primarily reflects a $2.4 million increase in compensation expense, reflecting a $1.5 million increase in equity compensation and a $1.5 million increase in professional fees as a result of legal and regulatory matters.
2014 Compared to 2013. General and administrative costs increased $850,000 (8%) to $11.1 million for 2014 from $10.3 million in 2013. Salaries and wages increased by $1.2 million, primarily reflecting an $844,000 increase in equity compensation for restricted stock awards, which was offset by a $1.2 million decrease in franchise taxes based on the true-up of estimates to the amounts due per the tax returns as filed.

Back to Index

Back to Index

Provision for Credit Losses
The following table sets forth our provision for credit losses as reported by segment (in thousands):

	Years Ended December 31,
	2015	2014	2013
Commercial finance:
Receivables from managed entities	$368	$3,123	$6,643
Leases, loans and future payment card receivables	(400)	(61)	(42)
Real estate:
Receivables from managed entities	307	—	(2,518)
Rent receivables	5	(4)	(17)
Financial fund management - receivables from managed entities	—	—	199
	$280	$3,058	$4,265
We have estimated, based on projected cash flows, that the commercial finance partnerships will not have sufficient funds to pay a portion of the receivable we are owed. Accordingly, we recorded total provisions of $368,000, $3.1 million and $6.6 million for 2015, 2014 and 2013, respectively, for the commercial finance segment. We recorded recoveries of $400,000 during 2015 on the remaining portfolios assumed on the liquidation of two of the partnerships.
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
Depreciation and Amortization
The following table reflects the depreciation reported by our operating segments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Real estate property investments	$563	$532	$864
Other operating segments - primarily depreciation on fixed assets	1,398	1,287	1,072
Total depreciation expense	$1,961	$1,819	$1,936
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. The following table reflects interest expense as reported by segment (in thousands):

	Years Ended December 31,
	2015	2014	2013
Corporate	$1,061	$1,128	$1,198
Real estate	713	766	829
Financial fund management	—	—	9
Commercial finance	1	11	—
	$1,775	$1,905	$2,036

Back to Index

Back to Index

Facility utilization and Senior Notes outstanding along with the corresponding interest rates on those borrowings were as follows (in thousands, except percentages):

	December 31,
	2015	2014	2013
Corporate facilities
Secured credit facilities and term note:
Average borrowings	$0	$500	$200
Average interest rates	0.0%	4.6%	3.2%

Senior Notes:
Average notes outstanding	$10,000	$10,000	$10,000
Average interest rates	9.0%	9.0%	9.0%
Net Other-than-Temporary Impairment Charges on Investment Securities
During 2015, 2014 and 2013, we recorded $4.7 million, $0 and $214,000, respectively, of other-than-temporary impairment charges for certain of our investments in unconsolidated entities and our CLO investments which primarily invest in bank loans. In 2015, we recorded a charge of $4.3 million on our investment in CVC Credit Partners in conjunction with the CVC buydown of a portion of our interest in the joint venture. The purchase price, an agreed upon formulaic option price based on finalized 2014 results of the joint venture, was not indicative of its fair value.
Other Income
The following table details our other income, net of other expenses (in thousands):

	Years Ended December 31,
	2015	2014	2013
RSO dividend income	$1,673	$2,289	$2,242
Interest income	417	708	685
Other expense, net (1)	(372)	(465)	(111)
	$1,718	$2,532	$2,816

(1)
Included in other income, net, for 2015, 2014 and 2013 is $1.7 million, $2.5 million and $2.8 million, respectively, of amortized losses in the securities held in the retirement plan for our former chief executive officer.

Back to Index

Back to Index

Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Years Ended December 31,
	2015	2014	2013
Other:
Real estate - hotel property (1)	$192	$(129)	$(31)
Real estate - Australian joint venture (2)	(66)	40	11
RFFM - Pelium (3)	1,918	—	—
	$2,044	$(89)	$(20)

(1)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(2)	Reflected the 25% interest held by our partner in an Australian joint venture; we sold our interests and dissolved the joint venture during 2015.

(3)	The Pelium fund is a variable interest entity that we consolidate. The noncontrolling interest is the portion of the fund that is owned by RSO at December 31, 2015.
Income Taxes
2015 Compared to 2014.  Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 42% for 2015 as compared to 39% for 2014.  The change in the income tax rate primarily relates to the greater impact of permanent tax adjustments relative to pre-tax earnings for 2015.  Our effective income tax rate without discrete tax items would have been 36% for 2015.
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
We project our effective tax rate to be between 37% and 40% for 2016. This rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.
We are subject to examination by the U.S. Internal Revenue Service, or IRS, and by the taxing authorities in states in which we have significant business operations, such as Pennsylvania and New York. We are currently undergoing, a Kansas income tax examination for tax years 2011 through 2013, and a Philadelphia income tax examination for tax years 2011 through 2013. We are not subject to IRS examination for tax return years before 2011 and are not subject to state and local income tax examinations for years before 2008.
Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE, Pelium, as we do not have access or the ability to utilize any of Pelium's assets, nor do we have any obligation or liability with respect to any of its liabilities or borrowings.
As an asset manager, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages and benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds.
At December 31, 2015, our liquidity consisted of four primary sources:

•	cash on hand of $24.1 million;

•	$13.2 million of availability under two corporate credit facilities;

•	potential disposition of non-core assets; and

•	cash generated from operations.

Back to Index

Back to Index

Disposition of Non-core Assets. Our legacy portfolio at December 31, 2015 consisted of three property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
Debt Refinancing. In November 2013, we amended the Republic Bank credit facility to extend the maturity date to December 28, 2016. In April 2014, we amended the TD Bank facility to increase our borrowing capacity to $11.5 million and extended the maturity date to the earlier of (a) the expiration of our management agreement with RSO or (b) December 31, 2017. Additionally, in August 2014, we modified our Senior Notes to extend the maturity to March 31, 2018 and to include an early redemption feature.
As of December 31, 2015, our total borrowings outstanding of $20.7 million included $10.0 million of Senior Notes, $9.9 million of mortgage debt (secured by the underlying property) and $870,000 of other debt.
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
Dividends
For 2015, 2014 and 2013, we paid cash dividends of $5.1 million, $4.3 million and $2.0 million, respectively, which were funded from cash flows generated from operations. We have paid quarterly cash dividends since August 1995.
The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters the directors deem relevant.
Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements or obligations.

Back to Index

Back to Index

Contractual Obligations and Other Commercial Commitments
As of December 31, 2015, except for the executive compensation, we did not believe it was probable that any payments would be required under any of our contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. The following tables summarize our contractual obligations and other commercial commitments at December 31, 2015 (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to the Company:
Mortgage - hotel property (1)	$9,877	$224	$497	$563	$8,593

Recourse to the Company:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	870	377	493	—	—
	10,870	377	10,493	—	—

Operating lease obligations	12,204	2,591	4,399	3,016	2,198
Other long-term obligation (2)	6,710	824	1,560	1,430	2,896
Total contractual obligations	$39,661	$4,016	$16,949	$5,009	$13,687

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at December 31, 2015; less than 1 year: $1.6 million; 1-3 years:  $2.3 million; 3-5 years:  $1.2 million; and after 5 years: $0.5 million.

(2)	Reflects the projected future distributions under our Supplemental Executive Retirement Plan.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Guarantees	$—	$—	$—	$—	$—
Real estate commitments	—	—	—	—	—
Standby letters of credit	803	803	—	—	—
Total commercial commitments	$803	$803	$—	$—	$—
Broker-Dealer Capital Requirement. Resource Securities, our wholly-owned subsidiary, is a registered broker-dealer and serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs. Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies and for us and RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $259,000 and $100,000 as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, Resource Securities net capital was $1.0 million and $1.4 million, respectively, which exceeded the minimum requirements by $780,000 and $1.3 million, respectively.
Clawback Liability. One of our structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to us ($1.2 million as of December 31, 2015) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of December 31, 2015, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Legal Proceedings. See Item 3, “Legal Proceedings.”
Real Estate Commitments. As a specialized asset manager, we sponsor investment funds in which we may make an equity investment along with outside investors. This equity investment is generally based on a percentage of funds raised and varies among investment programs. With respect to Innovation Office REIT, the Company made a $2.0 million initial capital investment in February 2016, which satisfied our commitment. With respect to Apartment REIT III, in addition to our $200,000

Back to Index

Back to Index

initial capital investment, we are committed to invest up to 1% of the first $100.0 million of equity raised to a maximum $1.0 million. The liability for these commitments will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitment. In connection with the Pearlmark joint venture, we are committed to fund up to $8.0 million, of which $6.0 million (the 2015 funding limit) has been funded. This funding is reflected as our investment in Pearlmark and will receive a preference in distributions, plus a 10% internal rate of return, from the joint venture before any distributions are made to the other investors.
Commercial Finance Commitments. In connection with the sale of a portfolio of leases and notes by one our commercial finance partnerships, we provided a guarantee to the buyer whereby we will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the scheduled due date. As of December 31, 2015, the lease is current and there is no indication that the payment will not be made timely; accordingly, no liability has been recorded. The liability for this commitment will be recorded in the future to the extent that amounts become due and payable under the guarantee.
General Corporate Commitments. We are also a party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.

Variable Interest Entities
In general, a variable interest entity, or VIE, is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. We have variable interests in VIEs through our management contracts and investments in various securitization entities, including CLO and CDO issuers. In the case of an interest in a VIE managed by us, the fees we received are not factored into our evaluation so long as (i) the fees are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. If fees paid to us were determined to be a variable interest, it could result in us being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

For those entities in which we have a variable interest, we perform an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties, and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest.

We are the general partner/manager of and have a variable interest in certain limited partnerships and similar entities. One of the factors that we consider in evaluating whether these entities are VIEs is whether a simple majority (or lower threshold) of limited partners with equity at risk are able to exercise substantive kick-out rights. Kick-out rights are generally defined as the ability to remove the general partner/manager or to dissolve the entity without cause. If the limited partners with equity at risk are not able to exercise substantive kick-out rights, then the entity is a VIE. We are also the manager of and has a variable interest in certain entities other than limited partnerships. One of the factors that we consider in evaluating whether these entities are VIEs is whether the investors have power through voting rights or similar rights (such as those of a common shareholder in a corporation); and if not, whether a single equity holder has the unilateral ability to exercise substantive kick-out rights. If investors do not have power through voting rights or similar rights or a single equity holder does not have the unilateral ability to exercise substantive kick-out rights, then the entity is a VIE. These analyses require judgment.

A VIE must be consolidated by its primary beneficiary. The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. We would be deemed to have a controlling financial interest in a VIE if we and our related parties under common control as a group, where applicable, have (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. This analysis requires judgment.
Our investments in the Trapeza structured finance entities that hold investments in trust preferred assets and asset-backed securities, which we refer to as our Ischus entities, were all determined to be VIEs that we do not consolidate as we do not have

Back to Index

Back to Index

the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2015.
Consolidated VIE - Pelium
Pelium was determined to be a VIE that we manage and in which we have invested $5.0 million for a 20% limited partner interest. Based on our evaluation, we concluded that we are the primary beneficiary and, accordingly, consolidated Pelium.
VIEs not consolidated
Our investments in the structured finance entities that hold investments in asset-backed securities, or Ischus entities, and trust preferred assets, or Trapeza entities, were determined to be VIEs that we do not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  We have not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2015.
The following table presents the carrying amounts of the assets in our consolidated balance sheets that relate to our variable interests in identified nonconsolidated VIEs and our maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2015 (in thousands):

	Receivables from Managed Entities and Related Parties, Net (1)	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$—	$—	$—
Trapeza entities	—	630	630
	$—	$630	$630

(1)	Exclusive of expense reimbursements due to us.
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

Back to Index

Back to Index

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
We recognize a loss when it is probable there has been an adverse change in estimated cash flows from those previously estimated. The security is then written down to fair value, and the unrealized loss is transferred from accumulated other comprehensive loss to the consolidated statements of operations as a charge to current earnings. The cost basis adjustment for an other-than-temporary impairment would be recoverable only upon the sale or maturity of the security.
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
Trading securities are recorded at fair value with unrealized holding gains and losses included in earnings and reported in revenue. We utilize trade date accounting to record the purchases and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities are reported net, and are comprised of realized and unrealized gains and losses from sales of trading securities, mark to market adjustments to fair value, gains and losses related to foreign currency commissions from riskless principal trades, as well as any gains and losses from other security transactions. To determine fair value, we use third-party dealer quotes or bids and recent transactions. Included in trading securities are the securities held in the Pelium hedge fund, a consolidated VIE, which includes investments in CDOs, CMBS and loans.
We recognize dividend income on our investment securities classified as available-for-sale on the ex-dividend date.
Investments in Unconsolidated Loan Manager
Our interest in CVC Credit Partners and our preferred equity interest in Apidos is included in Investments in Unconsolidated Loan Manager on the consolidated balance sheets. We account for our investment in CVC Credit Partners on the equity method since we have the ability to exercise significant influence over the partnership.
We account for our preferred equity interest in Apidos on the cost method. As the incentive fees underlying the preferred equity are received, 75% will be distributed to us which will initially be credited to income net of any contractual amounts due to third-parties. Each quarter we evaluate the investment for impairment by estimating the fair value of the expected future discounted cash flows from the incentive management fees. To the extent that the estimated fair value is less than the cost basis of the preferred shares, such shortfall will be recorded as a reduction of the preferred interest. To the extent the investment in preferred equity has been reduced to zero, all subsequent cash receipts will be recorded as income as received.
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
Recent Accounting Standards
Newly-Adopted Accounting Principles
The following standards were adopted during 2015:
Consolidation. In February 2015, the Financial Accounting Standards Board, or FASB, issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities, or VIEs, or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We elected to early adopt this guidance in the fourth quarter of 2015 and have revised the financial statements to reflect the deconsolidation of RSO and consolidation of Pelium for all periods presented.
Discontinued Operations. In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This guidance was effective for us as of January 1, 2015. Our adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
The following accounting standards were not yet effective for us as of December 31, 2015:
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update or ASU, No. 2014-09, “Revenue from Contracts with Customers,” which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our consolidated financial statements.
Stock Compensation. In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us as of January 1, 2016. We are currently evaluating the impact on our consolidated financial statements of this ASU and have not yet selected a transition approach to implement the standard.

Back to Index

Back to Index

Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. Adoption of this ASU will be required on a prospective or retrospective basis beginning with the quarter ending March 31, 2016 and is not expected to have a material impact on our consolidated financial statements.
Financial Assets. On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for us beginning with the quarter ending March 31, 2018, and early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on our consolidated financial statements.
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
Debt
At December 31, 2015, we had two secured revolving credit facilities for general business use. We utilized one of the facilities during 2014 and 2013 for a short period and did not utilize either facility during 2015. In the event that we have to utilize these facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of December 31, 2015 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of December 31, 2015, our trading security portfolio was comprised of $1,451,000 of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming an immediate 10% decrease in the market value of these investments as of December 31, 2015, the hypothetical loss would have been approximately $145,000.

Back to Index

Back to Index

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the accompanying consolidated balance sheets of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company has elected to early adopt the guidance set forth in Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 10, 2016

Back to Index

Back to Index

RESOURCE AMERICA, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014

ASSETS
Cash	$24,132	$33,947
Restricted cash	937	725
Receivables	3,228	1,414
Loans and receivables from managed entities and related parties, net	26,667	32,745
Investments in real estate, net	16,022	17,097
Investment securities, at fair value	45,672	41,383
Investments in unconsolidated loan manager (see Note 7)	32,616	39,655
Investments in unconsolidated entities	17,553	16,024
Property and equipment, net	5,371	5,063
Deferred tax assets, net	29,264	32,818
Other assets	9,733	5,556
Total assets	$211,195	$226,427

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$27,184	$22,474
Payables to managed entities and related parties	3,145	3,124
Borrowings	20,747	20,970
Total liabilities	51,076	46,568

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 34,973,987 and 34,489,568 shares issued (including nonvested restricted stock of 1,095,238 and 833,082), respectively	339	335
Additional paid-in capital	311,491	308,134
Accumulated deficit	(30,676)	(31,932)
Treasury stock, at cost; 14,460,024 and 11,764,417 shares, respectively	(139,858)	(120,182)
Accumulated other comprehensive income (loss)	(3,533)	2,906
Total stockholders’ equity	137,763	159,261
Noncontrolling interests	22,356	20,598
Total equity	160,119	179,859
Total liabilities and equity	$211,195	$226,427

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

REVENUES:
Real estate	$79,130	$54,861	$57,143
Financial fund management	20,411	29,118	19,773
Commercial finance	314	(164)	(341)
	99,855	83,815	76,575
COSTS AND EXPENSES:
Real estate	47,303	37,411	40,612
Financial fund management	13,687	14,902	10,155
Commercial finance	1,976	979	56
General and administrative	15,825	11,118	10,268
Provision for credit losses	280	3,058	4,265
Depreciation and amortization	1,961	1,819	1,936
Total expenses	81,032	69,287	67,292
OPERATING INCOME (LOSS)	18,823	14,528	9,283

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	—	445	—
Other-than-temporary impairment on investments	(4,677)	—	(214)
Interest expense	(1,775)	(1,905)	(2,036)
Other income, net	1,718	2,532	2,816
	(4,734)	1,072	566
Income (loss) from continuing operations before taxes	14,089	15,600	9,849
Income tax provision (benefit)	5,857	5,853	1,657
Loss from discontinued operations, net of tax	—	—	(2)
Net income (loss)	8,232	9,747	8,190
Net (income) loss attributable to noncontrolling interests	(2,044)	(729)	(20)
Net income (loss) attributable to common shareholders	$6,188	$9,018	$8,170
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$6,188	$9,018	$8,172
Discontinued operations	—	—	(2)
Net income (loss)	$6,188	$9,018	$8,170

Basic earnings per share:
Continuing operations	$0.28	$0.43	$0.40
Discontinued operations	—	—	—
Net income (loss)	$0.28	$0.43	$0.40
Weighted average shares outstanding	22,218	21,148	20,217

Diluted earnings per share:
Continuing operations	$0.28	$0.40	$0.37
Discontinued operations	—	—	—
Net income (loss)	$0.28	$0.40	$0.37
Weighted average shares outstanding	22,489	22,371	21,905

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(dollars in thousands)

	Common Stock Shares, Net of Treasury	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2012	20,155,732	$295	$286,048	$(41,550)	$(103,472)	$1,077	$142,398	$199	$142,597
Net income (loss)	—	—	—	8,170	—	—	8,170	20	8,190
Issuance of common shares	17,063	2	102	—	—	—	104	—	104
Treasury shares issued	32,789	—	(59)	—	341	—	282	—	282
Stock-based compensation	45,866	—	1,214	—	—	—	1,214	—	1,214
Repurchases of common stock	(553,135)	—	—	—	(4,743)	—	(4,743)	—	(4,743)
Dividends declared on common stock	—	—	—	(2,965)	—	—	(2,965)	—	(2,965)
Exercise of warrants	245,588	2	1,250	—	—	—	1,252	—	1,252
Other	—	—	—	—	—	—	—	19	19
Other comprehensive income (loss)	—	—	—	—	—	3,041	3,041	—	3,041
Balance, December 31, 2013	19,943,903	299	288,555	(36,345)	(107,874)	4,118	148,753	238	148,991
Net income (loss)	—	—	—	9,018	—	—	9,018	729	9,747
Issuance of common shares	5,000	—	41	—	—	—	41	—	41
Treasury shares issued	39,491	—	(51)	—	407	—	356	—	356
Stock-based compensation	661,622	3	2,054	—	—	—	2,057	—	2,057
Repurchases of common stock	(1,369,472)	—	—	—	(10,961)	—	(10,961)	—	(10,961)
Exercise of warrants	3,444,607	33	17,535	—	(1,754)	—	15,814	—	15,814
Dividends declared on common stock	—	—	—	(4,605)	—	—	(4,605)	—	(4,605)
Non-controlling contributions - Pelium	—	—	—	—	—	—		19,694	19,694
Other	—	—	—	—	—	—	—	(63)	(63)
Other comprehensive income (loss)	—	—	—	—	—	(1,212)	(1,212)	—	(1,212)
Balance, December 31, 2014	22,725,151	335	308,134	(31,932)	(120,182)	2,906	159,261	20,598	179,859
Net income (loss)	—	—	—	6,188	—	—	6,188	2,044	8,232
Treasury shares issued	43,891	—	(157)	—	443	—	286	—	286
Stock-based compensation	484,419	4	3,514	—	—	—	3,518	—	3,518
Repurchases of common stock	(2,739,498)	—	—	—	(20,119)	—	(20,119)	—	(20,119)
Dividends declared on common stock	—	—	—	(4,932)	—	—	(4,932)	—	(4,932)
Non-controlling contributions	—	—	—	—	—	—	—	4,924	4,924
Non-controlling distributions	—	—	—	—	—	—	—	(5,202)	(5,202)
Other	—	—	—	—	—	—	—	(8)	(8)
Other comprehensive income (loss)	—	—	—	—	—	(6,439)	(6,439)	—	(6,439)
Balance, December 31, 2015	20,513,963	$339	$311,491	$(30,676)	$(139,858)	$(3,533)	$137,763	$22,356	$160,119

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Net income (loss)	$8,232	$9,747	$8,190

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(2,392), $(1,034) and $(1,330)	(5,948)	39	1,945
Less: reclassification for (gains) losses realized, net of tax of $0,$(169) and $83	—	(275)	131
	(5,948)	(236)	2,076

Minimum pension liability adjustments, net of tax of $(1), $(979) and $291	(733)	(1,124)	757
Less: reclassification for (gains) losses realized, net of tax of $177, $132 and $182	245	147	199
	(488)	(977)	956

Unrealized gains (losses) on hedging contracts, net of tax of $0, $1 and $8	—	4	11
Foreign currency translation losses, net of tax of $0, $(3) and $0	(3)	(3)	(2)
Subtotal - other comprehensive income (loss)	(6,439)	(1,212)	3,041

Comprehensive income (loss) attributable to common shareholders	$1,793	$8,535	$11,231

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,232	$9,747	$8,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,039	1,937	2,140
Impairment charges	4,677	—	214
Provision for credit losses	280	3,058	4,265
Unrealized loss (gain) on trading securities	2,523	342	1,021
Equity in (earnings) losses of unconsolidated entities	(9,582)	(4,553)	(5,389)
Distributions from unconsolidated entities	16,432	6,759	4,647
(Gain) loss on sale of available-for-sale investment securities, net	—	(445)	—
(Gain) loss on sale of assets	(29)	(12)	(1,734)
(Gain) loss on sale of trading securities	(1,593)	(2,395)	(6,523)
Deferred income tax provision (benefit)	3,982	5,388	25
Equity-based compensation expense	3,515	2,003	1,257
Equity-based compensation received	—	—	(1,138)
Trading securities purchases and sales, net	(998)	1,588	10,517
(Gain) loss from discontinued operations	—	—	2
Changes in operating assets and liabilities	3,300	(6,793)	2,635
Net cash provided by (used in) operating activities	32,778	16,624	20,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(716)	(430)	(2,730)
Principal payments received on real estate loans and real estate	—	25	2,049
Investments in unconsolidated real estate entities	(7,137)	(1,709)	(1,545)
Principal payments on leases and loans	587	22	17
Proceeds from sale of loans and investments	24,935	3,819	—
Purchase of loans and investments	(33,692)	(24,315)	(3,213)
Net cash provided by (used in) investing activities	(16,023)	(22,588)	(5,422)

The accompanying notes are an integral part of these statements
(Back to Index)

RESOURCE AMERICA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued) (in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in borrowings	—	2,520	2,001
Principal payments on borrowings	(1,140)	(3,321)	(3,107)
Dividends paid	(5,112)	(4,272)	(1,988)
Proceeds from issuance of common stock	—	15,584	1,252
Repurchases of common stock	(19,897)	(10,591)	(4,607)
Contributions from non-controlling interests - Pelium	4,893	20,292	—
Distributions to non-controlling interests - Pelium	(5,102)	—	—
(Increase) decrease in restricted cash	(212)	(154)	—
Other	—	—	67
Net cash provided by (used in) financing activities	(26,570)	20,058	(6,382)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	—	(371)
Net cash provided by (used in) discontinued operations	—	—	(371)

Increase (decrease) in cash	(9,815)	14,094	7,954
Cash, beginning of year	33,947	19,853	11,899
Cash, end of year	$24,132	$33,947	$19,853

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
The Company conducts its real estate operations through the following subsidiaries:

•
Resource Real Estate Advisor, LLC manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") a public non-traded REIT, which completed its private and initial public offerings in December 2013 having raised a total of $635.0 million. As of December 31, 2015, this fund currently manages a portfolio consisting of value-add residential multifamily rental properties and loans valued at $1.1 billion;

•
Resource Real Estate Advisor II, LLC manages the activities of Resource Real Estate Opportunity REIT II ("Opportunity REIT II"), a public non-traded REIT, which raised $512.7 million as of December 31, 2015. This fund focuses on acquiring a portfolio consisting of value-add residential multifamily rental properties and loans. This fund, as of December 31, 2015, manages a portfolio consisting of value-add residential multifamily rental properties and loans valued at $596.4 million;

•
Resource Innovation Office Advisor, LLC manages Resource Innovation Office REIT, Inc. ("Innovation Office REIT"), a public non-traded REIT, whose registration statement for the public offering of its common stock was initially declared effective by the Securities and Exchange Commission ("SEC") on June 10, 2015. The Innovation Office REIT filed an amended initial public offering of up to $1.1 billion in its common stock at a maximum price of $10.27 for Class A shares and $10.00 for Class T shares, which became effective on October 5, 2015. This fund focuses on acquiring office properties and real estate debt secured by office properties;

•
Resource Capital Partners, Inc. acts as the general partner and managing member of, and provides asset management services to the Company's five real estate investment partnerships and four tenant-in-common ("TIC") programs;

•	Resource Real Estate Management, Inc. (“Resource Residential”) provides property management services to the Company's multifamily apartment portfolio;

•
Resource Real Estate Funding, Inc., on behalf of Resource Capital Corp., ("RSO") (NYSE:RSO), a diversified real estate finance company that qualifies as a real estate investment trust ("REIT"), manages a commercial real estate debt portfolio comprised principally of first priority interest in commercial mortgage loans ("A notes"), whole mortgage loans, mortgage participations, subordinated interests in commercial mortgage loans ("B notes"), mezzanine debt and related commercial real estate securities. In addition, it manages a separate portfolio of discounted real estate and real estate loans;

•
Pearlmark Real Estate, LLC ("Pearlmark"), a joint venture in which the Company owns a 50% interest, manages institutional real estate investments. Pearlmark is in the process of fundraising for its first real estate investment fund and another managed entity is in the formation stage; and

•	Resource Real Estate, Inc. manages owned assets and ventures, which are collectively referred to as the “legacy portfolio.”
The Company conducts its financial fund management operations primarily through the following operating entities:

•
CVC Credit Partners ("CVC Credit Partners"), a joint venture in which the Company owns a 24% interest, finances, structures and manages investments in bank loans, high yield bonds and equity investments through collateralized loan obligation issuers ("CLOs"), managed accounts and two credit opportunity funds;

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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

•	Northport Capital, LLC ("Northport"), provides middle market loan origination, management and monitoring services to RSO under the RCM Agreement:

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
The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”). As of December 31, 2015, LEAF Financial sponsored and managed one publicly-held investment partnership consisting of a portfolio of leases and loans for which LEAF acts as the sub-servicer. LEAF Financial liquidated two other commercial finance investment partnerships during 2014 and a third investment entity in July 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810 as amended by Accounting Standards Update (“ASU”) 2015-2, Amendments to the Consolidation Analysis. The determination of whether or not to consolidate entities under GAAP requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of 1) whether the Company has a variable interest in the entity, 2) whether the entity is a variable interest entity (“VIE”), and 3) whether the Company is the primary beneficiary of the VIE.

When determining whether the Company has a variable interest in entities it evaluates for consolidation, the Company considers interests in the entities and fees it receives to act as a decision maker or service provider to the entity being evaluated. If the Company determines that it does not have a variable interest in an entity, no further consolidation analysis is performed as the Company would not be required to consolidate the entity. Fees received by the Company are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) the Company's other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. If fees paid to the Company were determined to be a variable interest, it could result in the Company being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

For those entities in which it has a variable interest, the Company performs an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties, and whether the entity’s at-risk equity holders have the characteristics of a controlling financial interest.

The Company is the general partner/manager of and has a variable interest in certain limited partnerships and similar entities. One of the factors that the Company considers in evaluating whether these entities are VIEs is whether a simple majority (or lower threshold) of limited partners with equity at risk are able to exercise substantive kick-out rights. Kick-out rights are generally defined as the ability to remove the general partner/manager or to dissolve the entity without cause. Generally, if the limited partners with equity at risk are not able to exercise substantive kick-out rights, the entity is a VIE unless the limited partners have been granted substantive participating rights. The Company is also the manager of and has a variable interest in certain entities other than limited partnerships. One of the factors that the Company considers in evaluating whether these entities are VIEs is whether the investors have power through voting rights or similar rights (such as those of a common shareholder in a corporation); and if not, whether a single equity holder has the unilateral ability to exercise substantive kick-out rights. If investors do not have

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

power through voting rights or similar rights or a single equity holder does not have the unilateral ability to exercise substantive kick-out rights, then the entity is a VIE. These analyses require judgment.
A VIE must be consolidated by its primary beneficiary. The primary beneficiary of a VIE is generally defined as the party who has a controlling financial interest in the VIE. The Company would be deemed to have a controlling financial interest in a VIE if it and its related parties under common control as a group, where applicable, have (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to the Company are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. This analysis requires judgment.
The Company has elected to early adopt ASU 2015-2 in the fourth quarter of 2015. As a result of its evaluation, management determined that RSO is no longer a VIE and, therefore, it was deconsolidated from the Company's financial statements. Pelium Capital Partners, L.P. ("Pelium") was determined to be a VIE that the Company manages and in which it has invested $5.0 million for a 20% limited partner interest. The Company concluded that it should consolidate Pelium under the new guidance. The Company has elected to retrospectively reflect the deconsolidation of RSO and the consolidation of Pelium for all periods presented. In connection with the deconsolidation of RSO, the Company’s December 31, 2013 opening equity reflects reclass adjustments of $14.6 million and $(119,000), which in total increased Accumulated deficit with an offsetting reduction of Accumulated other comprehensive loss. These entries were recorded to reflect a permanent impairment charge on the Company’s investment in RSO common stock that occurred during 2009.
    All intercompany transactions and balances have been eliminated in the Company's consolidated financial statements.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

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
The Company accounts for its preferred equity interest in Apidos-CVC on the cost method. As the incentive fees underlying the preferred equity are received, 75% will be distributed to the Company which will initially be recorded as income, net of any contractual amounts due to third parties. On a quarterly basis, the Company will evaluate the book value of the investment by estimating the fair value of the expected future cash flows from the incentive management fees. To the extent that the estimated fair value is less than the cost basis of the investment, such shortfall will be recorded as a reduction of the preferred equity interest. To the extent that the investment in preferred equity has been reduced to zero, all subsequent distributions will be recorded as income.
Investments in Unconsolidated Entities
The Company accounts for the investments it has in the real estate, financial fund management and commercial finance investment entities it has sponsored and manages primarily under the equity method of accounting since the Company has the ability to exercise significant influence over the operating and financial decisions of these entities.  To the extent that there is a negative balance in the investment for any of these entities, these balances are reclassified to reduce any receivable from such entities. The Company accounts for its investments in Opportunity REIT I and Opportunity REIT II on the cost method since the Company owns less than 1% of the respective shares outstanding. The Company evaluates these investments for impairment on a quarterly basis. For the year ended December 31, 2015, there were no identified events that had a significant adverse effect on these investments and, as such, no impairment was recorded.
Real estate. In the real estate operations, the Company holds the following interests in unconsolidated entities:

•	general and limited partnership interests in five real estate limited partnerships that invest in multifamily residential properties;

•	one joint venture structured as a limited liability company that manages institutional real estate investments;

•	interest in three public non-traded REITs, two of which invest in multifamily residential properties and one invests in office properties;

•	interests in four TIC programs that invest in multifamily residential properties and;

•	one publicly-offered interval fund, an alternative real estate income mutual fund that invests across global securities, credit and unlisted real estate funds.
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

•	a 24% equity interest in a holding company that has direct investments in five CVC-sponsored and managed entities; and

•	equity interests in two unconsolidated management companies which manage trust preferred securities held by thirteen separate CDO issuers.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Commercial finance.  The Company has general and limited partnership interests in one company-sponsored commercial finance investment partnership.
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
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of periodic temporary investments of cash and restricted cash.  The Company places its temporary cash investments and restricted cash in high quality short-term money market instruments with high-quality financial institutions and brokerage firms.  At December 31, 2015, the Company had $22.1 million (excluding restricted cash) in deposits at various banks, which was over the insurance limit of the Federal Deposit Insurance Corporation of $250,000, or in deposit in foreign banks or in brokerage accounts where no insurance coverage is available.  No losses have been experienced on such deposits.
Restricted Cash
Included in the Company's restricted cash balance at December 31, 2015 were $656,000 of escrow deposits for a real estate mortgage and a $250,000 clearing deposit with a third party broker-dealer who serves as a clearing agent for the Company's broker-dealer.
Foreign Currency Translation
Foreign currency transaction gains and losses of the Company’s foreign operations as well as translation adjustments related to its European operations, including a Euro-denominated loan receivable, are included in net income.
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
The quarterly incentive compensation that the Company can earn is payable seventy-five percent (75%) in cash and twenty-five percent (25%) in restricted shares of RSO common stock.  The Company may elect to receive more than 25% of its incentive compensation in RSO restricted stock.  However, the Company’s ownership percentage in RSO, direct and indirect, cannot exceed 15%.  All shares are fully vested upon issuance, provided that the Company may not sell such shares for one year after the incentive compensation becomes due and payable.  The restricted stock is valued at the average of the closing price of RSO's common stock over the thirty-day period ending three days prior to the issuance of such shares.
Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company must remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC for advisory services in managing a portfolio of CLOs in which RSO has an investment. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in Apidos CLOs (one CLO as of December 31, 2015) by the calculated equity used to determine the senior management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC.
Real estate fees.  The fees the Company earns from its public non-traded REITs are reflected separately below from its other investment entities (e.g. the real estate limited partnerships, interval fund and TIC programs).
Non-public traded REITs:

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

•
Acquisition fees - fixed 2.0% of the cost of equity investments acquired, plus any capital expenditure reserves allocated, or the amount funded to acquire loans, including acquisition expenses and any debt attributable to such investments.

•
Monthly Asset Management fees - one-twelfth of 1% of the higher of the cost or the independently appraised value of each asset, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the REIT's investment in an asset if it does not own all or a majority of an asset and does not manage or control the asset.

•
Disposition fees - lesser of one-half of the brokerage commission paid or, if none is paid, 1.0% to 2.75% of the contract sales price. For loans, this fee is not paid if the REIT takes ownership of the property securing the loan.

•	Construction management fees - 5.0% of actual costs to construct improvements, or to repair, rehab, or reconstruct a property.

•	Property management fees - 4.5% of the gross receipts from investment properties.

•	Debt financing fees - 0.5% of the amount available under any debt financing obtained for which it provided substantial services.

•	Debt servicing fees - 2.75% on payments received from loans held for investment.

•
Expense reimbursements - REITs also pay directly or reimburse the Company for all of the expenses paid or incurred on behalf of REITs or in connection with the services provided in relation to public offerings, including ongoing distribution reinvestment plan offerings. This includes all organization and offering costs up to 2.50% of gross offering proceeds.

Other real estate investment entities:

•	Monthly property management fees - 4.5% to 5.0% of the cash receipts or gross operating revenues from the underlying properties.

•	Monthly debt management fees - 0.167% (2.0% per year) of the gross offering proceeds deployed in debt investments.

•	Annual investment management fees - 1.0% of the gross offering proceeds of each limited partnership.

•	Annual asset management fees - TIC programs pay a fee of 1.0% to 2.0% of the gross revenues from the properties.
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
The Company also enters into management or advisory agreements for managing the assets held by third parties.  These fees, which vary by agreement, are recognized monthly when earned.
Introductory agent fees.  The Company earns fees for acting as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies.  The Company recognizes these fees monthly when earned.
Commercial finance fees.      The Company had recorded management fees from its four investment entities for managing and servicing their leased assets.  The payment of these fees to the Company by each entity was contingent upon the limited partners receiving specified annual distributions.  During 2015, 2014 and 2013, the Company permanently waived $109,000, $683,000 and $1.8 million, respectively, of management fees from these commercial finance investment entities since the distributions to the limited partners were less than the annual specified amounts.  The management fees that were waived are not deferrals and, accordingly, will not be paid. During 2015, one of the partnerships was liquidated and two of these partnerships were liquidated in 2014.
Revenue Recognition – Rental income
Rental revenue is primarily derived from an 86-room boutique hotel located in Savannah, Georgia, which is 80.0% owned by the Company.  The Company recognizes the room rental revenue on a daily basis.  The Company also derives rental revenue on retail space in the hotel as well as from office space in the office building in which the Company has an ownership interest located in Philadelphia, Pennsylvania.  The income from these leases is recognized over the term of the lease as earned.  Rent

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

abatements and scheduled rent increases over the lease terms are accounted for on a straight-line basis.  Tenant reimbursements are recognized in the period that the related costs are incurred. Percentage rent is recognized when the tenant's reported sales have reached certain levels as specified in the lease.
Rental revenue is also derived from the Company's interest in a master lease entity, which owns a multifamily apartment complex. Lease agreements are generally one year or less. The Company recognizes revenue in the period that the rent is earned, which is on a monthly basis. The Company recognizes rent as income on a straight-line basis over the term of the related lease. The underlying property was sold in July 2015 and the Master Lease agreement was terminated at the time of sale.
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
Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis by analyzing future cash flows by managed entity.  With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimates of future bad debts and recoveries.  For the receivables from the real estate investment entities, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Investment Securities
The Company’s investments in available-for-sale securities, including investments in the CLO and CDO issuers it sponsored, are carried at fair value.  The fair value of the CLO and CDO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including its holdings in The Bancorp, Inc. (“TBBK”) (NASDAQ: TBBK), RSO, Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX) and Resource Credit Income Fund (a new interval fund, or "CIF"), are valued at the closing prices of the respective publicly-traded stocks.  The Company sold its investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored Australian investment fund which was reflected at its net asset value, in July 2015. The cumulative net unrealized gains (losses) on these available-for-sale investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results.
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
Trading securities, which are held principally for resale in the near term, are recorded at fair value with unrealized holding gains and losses reported in revenues by operating segment. The Company utilizes trade date accounting to record the purchases

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

and sales of trading securities. The cost of a security is determined using the specific identification method. Earnings from trading securities, primarily reported net, include realized and unrealized gains and losses from the sale of trading securities, mark to market adjustments to fair value, and foreign currency gains and losses. The Company utilizes the services of a third-party valuation expert to provide an estimate of the fair value of its trading securities. Included in trading securities are the securities held in the Pelium fund, a consolidated VIE, which includes investments in CDOs, CMBS and loans.
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
Recent Accounting Standards
Newly-Adopted Accounting Principles
The Company adopted the following standards during 2015:
Consolidation. In February 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires an entity to evaluate whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company elected to early adopt this guidance in the fourth quarter of 2015 and has revised the financial statements to reflect the deconsolidation of RSO and the consolidation of Pelium for the periods presented.
Discontinued Operations. In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

This guidance was effective for the Company as of January 1, 2015. The Company's adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
The following accounting standards were not yet effective for the Company as of December 31, 2015:
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.
Stock Compensation. In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and has not yet selected a transition approach to implement the standard.
Extraordinary Items. In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. Adoption of this ASU will be required on a prospective or retrospective basis beginning with the quarter ending March 31, 2016 and is not expected to have a material impact on the Company's consolidated financial statements.
Financial Assets. On January 5, 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments by requiring: equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial assets (i.e. securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for non-public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is to be required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The new guidance is effective for the Company beginning with the quarter ending March 31, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information are as follows (in thousands, per share data):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Years Ended December 31,
	2015	2014	2013
Cash (paid) received:
Interest	$(1,766)	$(1,654)	$(1,690)
Income tax payments	(1,511)	(1,268)	(1,651)
Refund of income taxes	72	171	99

Dividends declared per common share	$0.24	$0.22	$0.15

Non-cash activities:
Repurchases of common stock from employees in exchange for the payment of income taxes	$221	$370	$136
Repurchase of common stock in exchange for the exercise of warrants	—	1,754	—
Issuance of treasury stock for the Company's investment savings plan	444	407	341
Assumption of leases and loans in repayment of amounts receivable from commercial finance investment partnerships
Reduction of loans and receivables from managed entities	$904	$606	$—
Record the fair value of leases and loans (included in Other assets)	1,269	460	—
Leasehold improvements paid by the landlord	60	—	1,496

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 4 - FINANCING RECEIVABLES
The following table presents the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2015 and 2014 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
As of December 31, 2015:
Loans and receivables from managed entities and related parties:
Commercial finance investment entities	$—	$16	$73	$1,200	$1,289	$1,289
Real estate investment entities	7,909	392	890	11,955	13,237	21,146
Financial fund management entities	1,582	—	—	—	—	1,582
RCC	2,331	—	—	—	—	2,331
Other	319	—	—	—	—	319
	12,141	408	963	13,155	14,526	26,667
Rent receivables - real estate	192	8	2	4	14	206
Total financing receivables	$12,333	$416	$965	$13,159	$14,540	$26,873

As of December 31, 2014:
Loans and receivables from managed entities and related parties: (1)
Commercial finance investment entities	$9	$342	$1,124	$18,398	$19,864	$19,873
Real estate investment entities	6,613	772	1,214	15,134	17,120	23,733
Financial fund management entities	583	74	—	6	80	663
RCC	2,442	—	—	—	—	2,442
Other	3,024	—	—	—	—	3,024
	12,671	1,188	2,338	33,538	37,064	49,735
Rent receivables - real estate	76	11	1	—	12	88
Total financing receivables	$12,747	$1,199	$2,339	$33,538	$37,076	$49,823

(1)
For 2014, receivables are presented gross of an allowance for credit losses of $17.0 million related to one of the Company's commercial finance investment entities; the remaining receivables from managed entities and related parties had no related allowance for credit losses.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table summarizes the activity in the allowance for credit losses by all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Year Ended December 31, 2015:
Balance, beginning of year	$16,990	$—	$—	$16,990
Provision for (reversal) of credit losses	675	(400)	5	280
(Charge-offs) recoveries	(17,665)	(19)	—	(17,684)
Recoveries	—	549	—	549
Balance, end of year	$—	$130	$5	$135

Ending balance, individually evaluated for impairment	$—	$130	$5	$135
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of year	$—	$130	$5	$135

Year Ended December 31, 2014:
Balance, beginning of year	$36,229	$—	$14	$36,243
Provision for (reversal) of credit losses	3,123	(62)	(3)	3,058
(Charge-offs) recoveries	(22,394)	—	(11)	(22,405)
Recoveries	32	62	—	94
Balance, end of year	$16,990	$—	$—	$16,990

Ending balance, individually evaluated for impairment	$16,990	$—	$—	$16,990
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of year	$16,990	$—	$—	$16,990
The Company’s financing receivables (presented exclusive of any allowance for credit losses) related to the balance in the allowance for credit losses, are as follows (in thousands):

	Receivables from Managed Entities	Rent Receivables	Leases and Loans	Total
As of December 31, 2015
Ending balance, individually evaluated for impairment	$26,667	$—	$—	$26,667
Ending balance, collectively evaluated for impairment	—	206	—	206
Balance, end of year	$26,667	$206	$—	$26,873

As of December 31, 2014:
Ending balance, individually evaluated for impairment	$49,735	$—	$—	$49,735
Ending balance, collectively evaluated for impairment	—	88	—	88
Balance, end of year	$49,735	$88	$—	$49,823

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of December 31, 2015:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$—	$—	$—	$13,788
Rent receivables – real estate	—	—	5	—

As of December 31, 2014:
Financing receivables with a specific valuation allowance:
Receivables from managed entities – commercial finance	$1,295	$18,285	$16,990	$36,256
Receivables from managed entities – real estate	—	—	—	—
The Company had no impaired financing receivables without a specific allowance as of December 31, 2015 and 2014.

Included in Other Assets in the consolidated balance sheet as of December 31, 2015 is a $1.1 million commercial lease portfolio, which includes the leases acquired from the LEAF partnerships upon their liquidation in partial settlement of balances owed to the Company. As of December 31, 2015, the portfolio was comprised of 60 leases, with a weighted average lease balance of $18,100 and a remaining weighted average lease term of 15 months; the aging of the outstanding lease payments were 80% current, 5% past due 30 days and 15% are past due 90 days and over.
NOTE 5 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	December 31,
	2015	2014
Properties owned, net of accumulated depreciation of $9,752 and $9,198:
Hotel property (Savannah, Georgia)	$9,757	$10,110
Office building (Philadelphia, Pennsylvania)	877	888
	10,634	10,998
Partnerships and other investments	5,388	6,099
Total investments in real estate, net	$16,022	$17,097
The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending December 31, and thereafter, are as follows (in thousands):

2016	$972
2017	815
2018	829
2019	492
2020	279
Thereafter	261
Total	$3,648
NOTE 6 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	December 31,
	2015	2014
Available-for-sale securities	$19,509	$23,489
Trading securities	1,451	475
Trading securities - Pelium	24,712	17,419
Total investment securities, at fair value	$45,672	$41,383
Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2015:
CLO securities	$7,585	$928	$(66)	$8,447
Equity securities	12,784	12	(1,734)	11,062
Total	$20,369	$940	$(1,800)	$19,509

As of December 31, 2014:
CLO securities	$6,962	$1,228	$(176)	$8,014
Equity securities	11,740	3,735	—	15,475
Total	$18,702	$4,963	$(176)	$23,489
CLO securities.  The CLO securities represent the Company’s retained equity interest in 15 and 12 CLO issuers that CVC Credit Partners has sponsored and manages at December 31, 2015 and 2014, respectively (see Note 7).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. For the year ended December 31, 2015, the Company adjusted its assumptions with respect to the fair value calculations of its CLO securities based on a change in market conditions, principally to increase the constant default rate in year one and two and decrease the prepayment speed in year one, which resulted in an impairment charge of $331,000.
Equity securities.  The Company holds 715,396 shares of RSO common stock and 18,972 shares of TBBK common stock which are pledged as collateral for one of the Company’s secured corporate credit facilities (see Note 11). The Company also holds approximately 10,808 shares in the DIF with a cost basis of $109,000. The Company has an investment of $1.7 million in the CIF. In July 2015, the Company sold its investment in RREGPS (749,976 units) for $677,400, which approximated its fair value.
Trading securities. The Company had net gains on trading securities of $255,000 and $1.7 million during 2015 and 2014, which included unrealized gains of $269,000 and unrealized losses of $342,000 during 2015 and 2014, respectively. The Pelium fund, a consolidated VIE, which holds securities with a fair value of $24.7 million at December 31, 2015 had unrealized losses on trading securities of $2.8 million and unrealized gains of $119,000 during years ending December 31, 2015 and December 31, 2014, respectively. The fund had realized gains of $1.6 million and $450,000 during 2015 and 2014, respectively. At December 31, 2014, the fair value and the cost basis were the same ($17.5 million). The realized and unrealized gains (losses) on trading securities are included in Financial fund management revenues on the consolidated statements of operations.
Unrealized losses along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2015:
CLO securities	$2,033	$(38)	3	$805	$(28)	2
Equity securities	1,814	(10)	2	9,128	(1,724)	1
Total	$3,847	$(48)	5	$9,933	$(1,752)	3

December 31, 2014:
CLO securities	$2,643	$(176)	4	$—	$—	—
Equity securities	—	—	—	—	—	—
Total	$2,643	$(176)	4	$—	$—	—
The unrealized losses in RSO common stock reflected in the above table are considered to be temporary impairments due to market factors and not reflective of credit deterioration. Further, because of its intent and ability to hold its investment in RSO, the Company does not consider the unrealized losses to be other-than-temporary impairments.
Unrealized losses related to the Pelium fund investments, along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
December 31, 2015:
CDO Securities	$10,156	$(3,312)	18	$1,183	$(503)	7
CMBS	2,940	(1,278)	5	—	—	—
Other	2,857	(143)	2	—	—	—
Total	$15,953	$(4,733)	25	$1,183	$(503)	7

December 31, 2014:
CDO Securities	$12,009	$(874)	19	$—	$—	—
Commercial Mortgage Backed Securities	—	—	—	—	—	—
Other	53	(29)	1	—	—	—
Total	$12,062	$(903)	20	$—	$—	—
Other-than-temporary impairment losses.  In 2015, 2014 and 2013, the Company recorded charges of $331,000, $0 and $214,000, respectively, for the other-than-temporary impairment of certain of its investments in CLOs, primarily those with investments in bank loans.
NOTE 7 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Range of Combined Ownership Interests	December 31,
		2015	2014
Real estate investment entities	1% – 12%	$10,169	$8,313
Financial fund management entities	0.01% - 50%	6,754	7,097
Trapeza entities	33% − 50%	630	614
Investments in unconsolidated entities		$17,553	$16,024
Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, which completed its initial public offering in December 2013, a $1.3 million investment in Opportunity REIT II, which completed its offering in February 2016, a $200,000 investment in Innovation Office REIT (the Company invested an additional $2.0 million in the first quarter of 2016) and a $200,000 investment in Resource Apartment REIT III, Inc. ("Apartment REIT III"), which filed a registration statement with the SEC on November 2, 2015. The Company accounts for its investments in the Opportunity REITs, Innovation Office REIT and Apartment REIT III on the cost method.
In January 2013, the Company sold its 10% interest in a real estate joint venture to its partner for $3.0 million and recognized a gain of $1.6 million. The Company continues to manage the one remaining property held by the joint venture for which it receives a property management fee. As of December 31, 2015, the Company had invested $6.0 million in Pearlmark and in February 2016, the Company increased its investment by an additional $1.0 million. The Company accounts for its investment in Pearlmark on the equity method of accounting. The Company has commitments with respect to some of these investments (see Note 20).
Included in financial fund management investment entities is the Company's $3.2 million of investments in several managed credit funds, $2.6 million of investments in the RFIG partnerships which hold investments in financial institutions and a $919,000 investment in RCM Global.
    The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment has been recorded.
Investment in Unconsolidated Loan Manager - CVC Credit Partners. In April 2012, the Company sold its equity interests in Apidos Capital Management, LLC ("Apidos") to CVC Capital Partners SICAV-FIS, S.A., a private equity firm (“CVC”), in exchange for (i) $25.0 million in cash, (ii) a 33% limited partner interest in CVC Credit Partners, a Cayman Islands limited partnership jointly owned by the Company and CVC, and (iii) a 33% interest in CVC Credit Partners' general partner, a Jersey corporation.  The Company also retained a preferred equity interest in Apidos-CVC, which entitles it to receive distributions from CVC Credit Partners equal to 75% of the incentive management fees from the legacy Apidos portfolios. These investments are reflected as Investments in unconsolidated loan manager on the consolidated balance sheets and the Company records its equity share of the operating results of CVC Credit Partners in Financial fund management revenues.
In accordance with the CVC Credit Partners shareholders' agreement, in July 2015, CVC exercised its option to buy down the Company's interest in the joint venture by 9%, which reduced the Company's LP interest to 24% or $25.8 million at December 31, 2015 from $32.9 million at December 31, 2014. In connection with the CVC buydown, the Company recorded an impairment charge of $4.3 million on its investment in CVC Credit Partners during the three months ended June 30, 2015. The purchase price, an agreed upon formulaic option price based on finalized 2014 results of the joint venture, was not indicative of its fair value. The remaining interests held by the Company were valued by a third-party valuation firm, which concluded that the fair value exceeded the book value and, as such, there was no further impairment.
Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Management fee revenues	$70,566	$67,512	$51,662
Costs and expenses	(62,565)	(61,953)	(48,106)
Net income (loss)	$8,001	$5,559	$3,556
Portion of net income (loss) attributable to the Company	$2,253	$1,834	$1,775

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The Company accounts for its preferred interest in Apidos, with a book value of $6.8 million at December 31, 2015 and 2014, on the cost method. As these incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. Each quarter the Company evaluates the book value of the investment by estimating the fair value of the expected future cash flows from the incentive management fees. To the extent that the estimated fair value of future cash flows is less than the cost basis of the investment, such shortfall will be recorded as a reduction of the preferred interest. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
NOTE 8 - VARIABLE INTEREST ENTITIES
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, including CDO issuers. The Company serves as the asset manager for the investment entities it sponsored and manages. The management fees the Company earns are excluded from its VIE determination as long as the fees are commensurate with the level of effort provided, are market based and similar to what a third party would charge for similar services, and the Company's other interests in the VIE are not significant. If the entity is deemed to be a VIE, the Company must then evaluate if it is the primary beneficiary of the entity.
Consolidated VIE - Pelium
Pelium is a VIE that the Company manages and in which it has invested $5.0 million for a 20% limited partner interest. Based on its evaluation, the Company concluded that it was the primary beneficiary and, as such, consolidated Pelium.
VIEs not consolidated
The Company’s investments in the structured finance entities that hold investments in asset-backed securities (“Ischus entities”) and trust preferred assets (“Trapeza entities”) were determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities.  The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at December 31, 2015.
The following table presents the carrying amounts of the assets in the Company's consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs and the Company's maximum exposure to loss associated with these VIEs in which it holds variable interests at December 31, 2015 (in thousands):

	Receivables from Managed Entities and Related Parties, Net	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$—	$—	$—
Trapeza entities	—	630	630
	$—	$630	$630
NOTE 9 - PROPERTY AND EQUIPMENT
Property and equipment, net, consist of the following (in thousands):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Estimated Useful Life	December 31,
		2015	2014
Leasehold improvements	1-10 years	$4,873	$4,597
Furniture and equipment	3-7 years	4,492	4,006
Computer equipment	3-5 years	4,207	3,263
		13,572	11,866
Accumulated depreciation and amortization		(8,201)	(6,803)
Property and equipment, net		$5,371	$5,063

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

NOTE 10 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	December 31,
	2015	2014
Accounts payable and other accrued liabilities	$7,919	$6,240
Supplemental executive retirement plan ("SERP") liability (see Note 16)	6,454	6,383
Accrued wages and benefits	8,036	4,580
Deferred rent	2,323	2,485
Apidos contractual obligation (see Notes 7 and 19)	615	745
Dividends declared but not yet paid	1,132	1,312
Insurance notes	705	729
Total accrued expenses and other liabilities	$27,184	$22,474
NOTE 11 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Availability	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$10,997	$—	$—
Republic Bank – secured revolving credit facility	2,233	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt		9,877	10,088
Note payable to RSO		—	558
Other debt		870	324
Total borrowings outstanding		$20,747	$20,970

(1)	The amount of the facility shown has been reduced $503,000 for an outstanding letter of credit at December 31, 2015.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  In March 2011, the Company entered into a line of credit loan agreement with TD Bank that, through April 24, 2014, allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) a specified London Interbank Offered Rate ("LIBOR") plus 3%. The interest rate used varies from one to six month LIBOR depending upon the period of the borrowing. In April 2014, the Company amended the TD Bank facility to (i) extend the maturity date to the earlier of (a) the expiration of the Company's management agreement with RSO or (b) December 31, 2017; (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million; and (iii) require that the Company have no cash advances outstanding for 30 consecutive days during each 1-year period beginning on April 25, 2014. The Company is charged an annual unused facility fee of 0.5% and a 5.25% fee on the $503,000 outstanding letter of credit.
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

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

As of December 31, 2015 and December 31, 2014, there were no borrowings outstanding. Availability on the TD Bank facility was $11.5 million as of December 31, 2015, before reduction for an outstanding letter of credit. In 2016, due to a market decline in the value of the pledged securities, availability under the line of credit was reduced to $7.5 million.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 175,000 shares of RSO common stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania.  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account. The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused annual facility fee to 0.50%. As of December 31, 2015 there were no borrowings outstanding and availability under this facility as of December 31, 2015, was $2.2 million.
Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes"), which mature on March 31, 2018, were originally issued with detachable 5-year warrants to purchase a total of 3,690,195 shares of common stock, all of which have been exercised as of December 31, 2014. The effective interest rate for 2015 and 2014 was 9.1% and 9.3%, respectively. On August 28, 2014, the Senior Notes were modified to extend the maturity date from March 31, 2015 to March 31, 2018 and to include an early redemption feature.  The Company may early redeem all or any part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price is at a premium to par, as follows: prior to March 31, 2016 at 102%, between March 31, 2016 and March 31, 2017 at 101%, and thereafter at 100%.
Note payable to RSO - Real Estate
In January 2010, RSO advanced $2.0 million to the Company under an 8% promissory note that matured on January 14, 2015. Interest was payable quarterly in arrears and requires principal repayments upon the receipt of distributions from one of the Company’s real estate investment funds. The principal balance of the note was $558,000 at December 31, 2014. The note was fully repaid in April of 2015.
Other Debt - Real Estate and Corporate
Real estate − mortgage. In August 2011, the Company obtained a $10.7 million mortgage for its hotel property in Savannah, Georgia.  The 6.36% fixed rate mortgage, which matures in September 2021, requires monthly principal and interest payments of $71,331.  The principal balance as of December 31, 2015 and 2014 was $9.9 million and $10.1 million, respectively.
Corporate - capital leases. In October 2013, the Company entered into a capital lease for the purchase of computer equipment at an interest rate of 6.5%. The two-year lease requires monthly payments of $16,377. The principal balance of the lease at December 31, 2015 was $0. In June 2014, the Company entered into a three-year capital lease for the purchase of computer equipment with monthly payments of $4,205. The principal balance of the lease at December 31, 2015 was $70,777. In December 2014, the Company entered into a thirty-nine month capital lease with monthly payments of $1,985. The principal balance of the lease at December 31, 2015 was $52,578. In January 2015 and March 2015, the Company entered into two three-year capital leases for computer equipment with monthly payments of $15,649 and $10,882, respectively. The principal balances of the leases at December 31, 2015 were $439,054 and $275,766, respectively. In August 2015, the Company entered into a three-year capital lease for equipment with monthly payments of $1,008. The principal balance of the lease at December 31, 2015 was $31,821.
Debt repayments

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Annual principal payments on the Company’s aggregate borrowings for the five years ending December 31, and thereafter, are as follows (in thousands):

2016	$601
2017	609
2018	10,380
2019	273
2020	290
Thereafter	8,594
Total	$20,747
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
The Company was in compliance with all of its financial debt covenants as of December 31, 2015.
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
The following are changes in accumulated other comprehensive (loss) income by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2013, net of tax of $(7,839), $(1), $(2) and $(1,853)	$6,150	$(4)	$(2)	$(2,026)	$4,118
Changes during 2014	(236)	4	(3)	(977)	(1,212)
Balance, December 31, 2014, net of tax of $(9,041), $0, $(3) and $(2,700)	5,914	—	(5)	(3,003)	2,906
Changes during 2015	(5,948)	—	(3)	(488)	(6,439)
Balance, December 31, 2015, net of tax of $(10,543), $0, $(4) and $2,524	$(34)	$—	$(8)	$(3,491)	$(3,533)

Amounts reclassified from accumulated other comprehensive income (loss) were reflected in the financial statements, as follows:

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Category	Locations in the Consolidated Statement of Operations
Investment securities available-for-sale	Revenues - Financial fund management
Cash flow hedges	Revenues - Commercial finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustment	Other income (expense)
NOTE 13 - NONCONTROLLING INTERESTS
The following table presents the activity in noncontrolling interests (in thousands):

	Years Ended December 31,
	2015	2014	2013
Noncontrolling interests, beginning of year	$20,598	$238	$199
Net income attributable to noncontrolling interests	2,044	729	20
Deconsolidation of LEAF	—	—	24
Contribution from non-controlling interests	4,924	19,694	—
Distributions	(5,202)	(63)	(85)
Other	(8)	—	80
Noncontrolling interests, end of year	$22,356	$20,598	$238
NOTE 14 - INCOME TAXES
The following table details the components of the Company's provision (benefit) for income taxes from continuing operations (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax provision (benefit):
Federal	$146	$(170)	$746
State	1,655	592	1,042
Foreign	74	43	(156)
Total current tax provision (benefit)	1,875	465	1,632
Deferred tax provision (benefit)
Federal	4,386	5,039	1,399
State	(404)	349	(1,374)
Foreign	—	—	—
Total deferred tax provision (benefit)	3,982	5,388	25
Total income tax provision (benefit)	$5,857	$5,853	$1,657
A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate, is as follows:

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Years Ended December 31,
	2015	2014	2013
Statutory tax rate	35%	35%	35%
State and local taxes, net of federal benefit	4	5	(10)
Non-controlling interests	(5)	—	—
Foreign adjustment	—	—	(2)
Excess officers' compensation	5	—	—
Equity-based compensation (benefit) expense	3	(1)	1
Dividend received deduction	(1)	(2)	(2)
Other items	1	2	(5)
	42%	39%	17%
Deferred tax assets (liabilities) are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences will result in taxable or deductible amounts in future years.  The components of deferred tax assets, net, are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets related to:
Federal, foreign, state and local operating loss carryforwards	$10,147	$10,401
Capital loss carryforwards	2,367	1,192
Unrealized loss on investments	14,675	13,455
Investment in partnerships	4,712	2,201
Provision for credit losses	216	7,354
Accrued expenses	2,337	1,794
Employee equity compensation awards	1,711	1,864
Deferred income	10	40
Property and equipment basis differences	16	—
Gross deferred tax assets	36,191	38,301
Less: valuation allowance	(6,565)	(4,906)
	29,626	33,395
Deferred tax liabilities related to:
Intangible assets	(362)	(392)
Unremitted foreign earnings	—	(76)
Property and equipment basis differences	—	(109)
	(362)	(577)

Deferred tax assets, net	$29,264	$32,818
As a result of certain realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2015 and 2014 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $1.8 million if and when such deferred tax assets are ultimately realized. The Company uses a "with and without approach" when determining when excess tax benefits have been realized.
Taxes have not been provided on the cumulative undistributed earnings of the Company's foreign subsidiary, which are deemed permanently reinvested.
At December 31, 2015, the Company had total state/local net operating tax loss carryforwards ("NOLs") of $195.9 million (deferred tax asset of $10.1 million), that will expire between 2016 and 2035. The Company believes it will be able to utilize up to $93.1 million of these NOLs (deferred tax asset of $5.3 million) prior to their expiration and has changed its valuation allowance against gross NOLs from $74.9 million to $102.8 million (tax effected expense of $1.5 million). In addition, the Company changed its valuation allowance against gross state timing differences from $1.3 million to $1.6 million (tax effected expense of $141,000) that the Company believes it will not be able to use. Management will continue to assess its estimate of the amount of NOLs that

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

the Company will be able to utilize. Furthermore, its estimate of the required valuation allowance could be adjusted in the future if projections of taxable income are revised. Management believes it is more likely than not that the other net deferred tax assets will be realized based on carryback of capital losses and tax planning strategies that will generate future taxable income during the periods in which these temporary differences become deductible.
The Company is subject to examination by the U.S. Internal Revenue Service (“IRS”) and by the taxing authorities in states in which the Company has significant business operations, such as Pennsylvania and New York. The Company is currently undergoing a Kansas income tax examination for tax years 2011 through 2013 and a Philadelphia income tax examination for tax years 2011 through 2013. The Company is not subject to IRS examination for tax return years before 2011 and is not subject to state and local income tax examinations for the tax return years before 2008.
NOTE 15 - EARNINGS (LOSS) PER SHARE
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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Years Ended December 31,
	2015	2014	2013
Shares
Basic shares outstanding	22,218	21,148	20,217
Dilutive effect of outstanding stock options, warrants and director units	271	1,223	1,688
Dilutive shares outstanding	22,489	22,371	21,905
NOTE 16 - BENEFIT PLANS
Employee stock plans. As of December 31, 2015, the Company has four employee stock plans: the 1997 Plan, the 1999 Plan, the 2002 Plan and the 2005 Plan.  Equity awards from these plans generally become exercisable 25% per year after the date of grant but may vest immediately at management’s discretion and expire no later than ten years from the date of grant.
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
Restricted stock.  The value of the restricted stock awarded is based on the closing price of the Company's common stock as of the date of the grant. During 2015, 2014 and 2013, the Company awarded a total of 460,307, 649,622 and 39,081 shares of restricted stock, respectively, valued at $4.1 million, $5.9 million and $335,000, respectively, and recorded equity compensation expense for outstanding restricted stock, net of estimated forfeitures, of $3.1 million, $2.0 million and $1.1 million (of which $0, $50,000 and $27,000 related to the accelerated vesting of awards for certain terminated employees), respectively.
Performance-based awards.  The Company issues performance-based awards which are earned based on the achievement of specified goals as of a designated measurement date.  The goals typically include such measures as earnings per share, return on equity, revenues and assets under management.  During 2015, 2014 and 2013, the Company awarded 0, 90,614, and 0 shares of performance-based restricted stock, respectively, and recorded compensation expense of $420,000, $92,000 and $68,000 during 2015, 2014 and 2013, respectively, related to performance awards that had been earned.  There were 45,306, 4,000, and 4,000 earned but not yet vested performance-based restricted shares outstanding as of December 31, 2015, 2014 and 2013, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Unearned Performance-based Restricted Stock	Shares
Outstanding, beginning of year	90,614
Awarded	—
Earned	(45,306)
Outstanding, end of year	45,308
Aggregate information regarding the activity in the Company’s employee stock options as of December 31, 2015 is as follows:

Stock Options Outstanding	Shares		Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Balance, beginning of year	992,850		$16.30	0.72	$66,340
Exercised	—		$—
Forfeited and/or expired	(852,850)		$16.32
Balance, end of year	140,000		$16.19	1.73	$—

Exercisable, December 31, 2015	140,000		$16.19
Available for grant	1,306,545	(1)

(1)	The shares available for grant are reduced by restricted stock award grants, net of forfeitures.
The following table summarizes the activity for nonvested restricted stock (excluding performance-based awards) during 2015. All options outstanding are vested.

	Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock
Outstanding, beginning of year	829,078	$8.60
Granted	460,307	$8.83
Vested and issued	(218,263)	$(7.93)
Forfeited	(17,249)	$(8.33)
Outstanding, end of year	1,053,873	$8.84
Deferred stock and deferred compensation plans.  In addition to the employee stock plans, the Company has three plans for its non-employee directors (“Eligible Directors”), the 1997 Director Plan, the 2002 Director Plan, and the 2012 Director Plan.  Each unit granted under these plans represents the right to receive one share of the Company’s common stock.
The 1997 Director Plan has issued all of its authorized 134,073 units.  As of December 31, 2015, there were 104,070 units vested and outstanding under this plan.
The 2002 Director Plan provides for the issuance of 173,450 units and terminated on April 29, 2012, such that the plan can no longer make any additional grants (grants outstanding remain unaffected). As of December 31, 2015, there were 127,175 units outstanding (of which 123,394 were vested) under the 2002 Director Plan.
Eligible Directors are eligible to participate in the 2012 Director Plan.  Upon becoming a director, each Eligible Director receives units equal to a share compensation amount divided by the closing price of the Company’s common stock on the date of grant.  Eligible Directors receive an additional unit award on each anniversary of the date of initial grant equal to their share compensation divided by the closing price of the Company’s common stock on the date of grant.  Units vest on the later of: (i) the fifth anniversary of the date the recipient became an Eligible Director and (ii) the first anniversary of the grant of those units,

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

except that units will vest sooner upon a change in control or death or disability of an Eligible Director, provided the Eligible Director has completed at least six months of service.  Upon termination of service by an Eligible Director, shares of common stock are issued for vested units and all nonvested units are forfeited.
The 2012 Director Plan provides for the issuance of up to a maximum of 200,000 units and will terminate on March 8, 2022, except with respect to previously awarded grants. As of December 31, 2015, there were 57,164 units outstanding (35,713 of which were vested) under the 2012 Director Plan.
Aggregate information regarding the Company’s three director plans at December 31, 2015 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Director Units
Outstanding, beginning of year	271,660	$6.66
Granted	16,752	$8.95
Issued	—	$—
Forfeited	—	$—
Outstanding, end of year	288,412	$7.58

Vested units	263,180	$6.51
Available for grant	159,588
The following table summarizes the activity for outstanding nonvested director units during 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Director Units
Outstanding, beginning of year	21,324	$7.96
Granted	16,752	$8.95
Vested	(12,844)	$(8.76)
Forfeited	—	$—
Outstanding, end of year	25,232	$8.62
Employee 401(k) Plan.  The Company sponsors a qualified 401(k) Plan to enable employees to save for their retirement on a tax deferred basis.  Employees are eligible to make elective deferrals commencing on the first day of the month after their date of hire.  Prior to January 1, 2012, the Company matched 50% of such deferrals, limited to 10% of an employee’s annual compensation, after the completion of 1000 hours of service and having been employed by the Company for one year.  The match earned prior to January 1, 2012 vests over a period of five years.   On January 1, 2012, the Plan was amended to become a Safe Harbor Plan and the match was changed to equal (1) 100% of participant contributions up to the first 3% of participant compensation, plus (2) 50% of participant contributions on the next 2% of participant compensation. In addition, matching contributions made after January 1, 2012 are 100% vested. The Company has recorded compensation expense, net of forfeitures, of $731,000, $373,000 and $490,000 for matching contributions during 2015, 2014 and 2013, respectively.
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The Company pays an annual benefit equal to $838,000 during his lifetime.  The 1999 Trust, a secular trust, purchased and holds 100,000 shares of the common stock of TBBK ($1.1 million fair value at December 31, 2015).  The Company anticipates funding $838,000 to the Plan during 2016 in order for the Plan to pay the annual benefit.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Years Ended December 31,
	2015	2014	2013
Interest cost	$249	$273	$225
Less: expected (loss) return on plan assets	(75)	(154)	(100)
Plus: Amortization of unrecognized loss	423	279	381
Net cost	$597	$398	$506
The reconciliation of the beginning and ending balances for the SERP benefit obligation and fair value of plan assets, comprised entirely of equity securities, as well as the funded status of the Company’s SERP liability, is as follows (in thousands):

	December 31,
	2015		2014
Projected benefit obligation, beginning of year	$8,037		$7,571
Interest cost	249		273
Actuarial loss	69		1,031
Benefit payments	(838)		(838)
Projected benefit obligation, end of year	$7,517		$8,037

Fair value of plan assets, beginning of year	$1,655		$2,573
Actual (loss) gain on plan assets	(591)		(918)
Fair value of plan assets, end of year	$1,064		$1,655

Unfunded status	$(6,454)		$(6,383)
Unrecognized net actuarial loss	6,015		5,704
Net accrued cost	$(439)		$(679)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(6,454)		$(6,383)
Accumulated other comprehensive loss	3,491	(1)	3,003
Deferred tax asset	2,524		2,701
Net liability recognized	$(439)		$(679)

(1)	The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive loss into net periodic pension benefit cost over the next year is $485,000.
As of December 31, 2015, the fair value of the SERP plan asset by level within the fair value hierarchy was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Asset:
Equity securities - TBBK	$1,064	$—	$—	$1,064
NOTE 17 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	December 31,
	2015	2014
Receivables from managed entities and related parties, net:
Real estate investment entities	$21,146	$23,733
Commercial finance investment entities (1)	1,289	2,883
Financial fund management investment entities	1,582	663
RSO	2,331	2,442
Other	319	488
Loan to CVC Credit Partners	—	2,536
Receivables from managed entities and related parties, net	$26,667	$32,745

Payables due to managed entities and related parties, net:
Real estate investment entities (2)	$3,110	$2,942
RSO	—	109
Other	35	73
Payables to managed entities and related parties, net	$3,145	$3,124

(1)
Reflected net of reserves for credit losses of $0 and $17 million, respectively, related to management fees owed from one of the commercial finance investment partnerships which, based on estimated cash distributions, were not expected to be collectible. This partnership was liquidated in July 2015 and the remaining lease portfolio was assumed by the Company in settlement of the outstanding receivable from the partnership.

(2)	Includes $3.0 million and $2.6 million, respectively, in self-insurance funds provided by the Company's real estate investment entities, which are held in escrow by the Company to cover claims.
The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company pays fees to, and reimburses certain operating expenses of related entities.  The following table details those activities (in thousands):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

	Years Ended December 31,
	2015	2014	2013
Fees from unconsolidated investment entities:
Real estate (1)	$13,276	$5,969	$12,320
Financial fund management	1,218	1,254	1,124
Commercial finance (2)	—	—	—
RSO:
Management, incentive and servicing fees	12,083	11,917	10,179
Dividends paid	1,674	2,289	2,241
Reimbursement of costs and expenses	5,650	5,196	3,980
CVC Credit Partners: – reimbursement of net costs and expenses	859	1,037	1,195
Opportunity REIT I:
Fees	24,575	26,724	11,036
Reimbursement of costs and expenses	3,733	2,227	1,633
Dividends paid	175	117	114
Opportunity REIT II:
Fees	11,027	1,702	—
Reimbursement of costs and expenses	4,912	2,342	—
Dividends paid	82	—	—
Innovation Office REIT:
Reimbursement of costs and expenses	1,989	—	—
Resource Apartment REIT III:
Reimbursement of costs and expenses	739	—	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships (3)	(53)	(293)	(898)
Payment for rent and related expenses	—	—	(543)
Reimbursement of net costs and expenses	159	129	213
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(843)	(767)	(702)
Property management fees	170	205	122
Brandywine Construction & Management, Inc.: - payment for property management of hotel	(264)	(232)	(226)
Atlas Energy, L.P.: – reimbursement of net costs and expenses	166	163	240
Ledgewood P.C.: – payment for legal services	(116)	(180)	(240)
Graphic Images, LLC: – payment for printing services	(151)	(156)	(179)
The Bancorp, Inc.: – reimbursement of net costs and expenses	—	111	114
9 Henmar LLC: – payment of broker/consulting fees	(37)	(38)	(41)

(1)
Includes discounts recorded (reversed) of $(435,000), $82,000 and $179,000 in 2015, 2014 and 2013, respectively, in connection with management fees from the Company's real estate investment entities that it expects to receive in future periods.

(2)	The Company waived management fees from its commercial finance investment entities of $109,000, $683,000 and $1.8 million during 2015, 2014 and 2013, respectively.

(3)	LEAF ceased charging sub-servicing fees to LEAF Financial commencing in the fourth quarter of 2015.

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
DECEMBER 31, 2015

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

Under a fee agreement, in connection with the April 2012 sale of Apidos to CVC, the Company is required to remit a portion of the base management fee and incentive compensation it receives from RSO to Apidos-CVC. The percentage paid to Apidos-CVC is determined by dividing the equity RSO holds in Apidos CLOs (one CLO as of December 31, 2015) by the calculated equity used to determine the base management fee. Any incentive compensation paid to Apidos-CVC excludes non-recurring items unrelated to Apidos-CVC. In October 2014, Apidos CLO I was liquidated, resulting in a $28.5 million reduction in RSO equity in Apidos CLOs and, therefore, a reduction in the base and incentive compensation due to Apidos-CVC.
In February 2011, the Company entered into a services agreement with RSO to provide sub-advisory collateral management and administrative services for five CLOs holding approximately $1.7 billion in bank loans whose management contracts RSO had acquired.  In connection with services provided by Apidos-CVC, in February 2011 the management agreement was further amended to provide that RSO must pay Apidos-CVC 10% of all base and additional collateral management fees and 50% of all incentive collateral management fees it collects, and to reimburse Apidos-CVC expenses, relative to the management of these CLOs.

RSO also reimburses the Company for additional costs incurred related to its life care business, Long Term Care Conversion Funding, which originates and acquires life settlement contracts.  The initial agreement, authorized in December 2012, provided for an annual fee of $550,000, with a two-year term.  In March 2015, the agreement was amended for an additional year through 2016.  This fee is paid quarterly.
Relationship with CVC Credit Partners. On May 6, 2014, the Company made a €1.5 million bridge loan to CVC Credit Partners with interest accruing at a rate of the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In September 2014, the Company and CVC Credit Partners agreed to extend the maturity of the note until April 2015. In connection with the original loan agreement, on December 8, 2014, the Company funded CVC Credit Partners an additional €500,000. On September 28, 2015, the total loan and the associated interest were paid in full. On January 13, 2016, the Company entered into a new loan agreement with CVC Credit Partners which provides for borrowings of up to €3.6 million with interest at EURIBOR plus 7%. In February 2016, CVC Credit Partners borrowed €1.3 million under this loan.
Relationship with Opportunity REIT I.  The Company formed Opportunity REIT I in 2009 to primarily focus on acquiring non-performing real estate loans and distressed real estate at a discount. In December 2013, the initial offering for Opportunity REIT I was closed having raised an aggregate of $635.0 million. The Company is entitled to receive reimbursements for costs associated with the formation and operating expenses of Opportunity REIT I.  At December 31, 2015, the receivable outstanding from Opportunity REIT I was $277,000.
Relationship with Opportunity REIT II.  Opportunity REIT II will focus on acquiring under-performing multifamily rental properties, distressed real estate and performing loans. Opportunity REIT II raised $512.7 million in equity as of December 31, 2015. Resource Real Estate, a subsidiary of the Company, is the external manager. As of December 31, 2015, the Company had a $4.9 million receivable due from Opportunity REIT II, which included $3.0 million for acquisition and management fees and $1.9 million for offering costs and operating expense reimbursements. On June 14, 2014, the Company provided a $1.3 million short-term bridge loan to Opportunity REIT II with interest at LIBOR plus 300 basis points basis points which was repaid in full by June 30, 2014.

Relationship with Innovation Office REIT. As of December 31, 2015, the Company had a receivable of $2.4 million from the Innovation Office REIT for reimbursement of offering costs and expenses.

Relationship with Resource Apartment REIT III. As of December 31, 2015, the Company had a receivable of $739,000 from Resource Apartment REIT III for reimbursement of offering costs and expenses.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Advances to Real Estate Limited Partnership. The Company made an advance to one of its affiliated real estate limited partnerships under a revolving note of up to $3.0 million, bearing interest at the prime rate. Advances outstanding of $2.3 million as of September 30, 2014 were repaid in full on December 16, 2014. The Company recorded interest income on this loan of $56,000 as of September 30, 2014.
Relationship with LEAF. The Company maintains a shared service agreement with LEAF for the reimbursement of various costs and expenses it incurs on behalf of LEAF. In addition, the Company sublet office space in Philadelphia, Pennsylvania from LEAF under a lease that expired in August 2013.
Sub-servicing agreement with LEAF for the commercial finance investment funds. The Company had a sub-servicing agreement with LEAF to provide management services for the commercial finance investment funds. The fee is equal to LEAF's costs to provide these services up to a maximum of 1% of the net present value of all lease and loan contracts comprising each commercial finance fund's borrowing base under its credit facilities or securitizations; effective as of the fourth quarter of 2015 and for all future periods, the parties agreed to waive this fee due to the diminished number of leases being managed.
Relationship with Atlas Energy, L.P. (“Atlas”).  Mr. E. Cohen, the Company’s Chairman of the Board, also serves as the chief executive officer (“CEO”) and president of the general partner of Atlas. Mr. Jonathan Z. Cohen (“Mr. J. Cohen”), the Company’s CEO and President, is the general partner’s chairman of the board.  Atlas reimburses the Company for certain shared services.   At December 31, 2015, there were $12,000 in outstanding receivables from Atlas.
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
Relationship with Retirement Trusts.  The Company has established two trusts to fund the SERP for Mr. E. Cohen.  The 1999 Trust, a secular trust, purchased 100,000 shares of the common stock of TBBK ($1.1 million fair value at December 31, 2015).  See “Relationship with TBBK,” below. This trust and its assets are not included in the Company’s consolidated balance sheets.  However, trust assets are considered in determining the amount of the Company’s liability under the SERP.  The 2000 Trust, a “Rabbi Trust,” held 103,494 shares of TBBK common stock at December 31, 2010, all of which were sold during 2011 and 2012.  The SERP liability of $6.5 million is included in accrued expenses and other liabilities.
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
Relationship with TBBK.  Mr. D. Cohen is the chairman of the board of TBBK. Mrs. Betsy Z. Cohen (“Mrs. B. Cohen”, who is the wife of Mr. E. Cohen and, together with Mr. E. Cohen are the parents of Messrs. J. Cohen and D. Cohen) was, until December 31, 2014, the CEO of TBBK and its subsidiary bank.  From June 2011 until January 2015, the Company sublet a portion of its New York office space to TBBK.  In addition, TBBK provides banking and operational services to LEAF Financial.  As of December 31, 2015, the Company held $29,000 in cash deposits at TBBK.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Relationship with Certain Directors, Officers, Employees and Other Related Parties.  The Company serves as the general partner of seven partnerships that invest in regional domestic banks.  The general partner may receive a carried interest of up to 20% upon meeting specific investor return rates.  Some of the partnerships’ investors wanted to ensure that certain individuals who are critical to the success of the partnerships would participate in the carried interest.  For four of these partnerships, the total participation authorized by the Company’s compensation committee was 48.5% of the 20% carried interest, of which Mr. J. Cohen is entitled to receive 10%.  Nine individuals, three of whom are employees of the Company, are entitled to receive the remaining 38.5%.  For the remaining three partnerships, the total participation authorized by the Company's compensation committee was 50% of the 20% carried interest. Six individuals, four of whom are employees of the Company, are entitled to receive the remaining 50%. No carried interest had been earned by any of the individuals through December 31, 2015.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. In December 2014, the Company amended the terms of the note to provide for an initial repayment of $50,000 plus accrued interest, which was paid on March 15, 2015, with the remaining principal and interest due on March 15, 2016; the loan was repaid in full on March 8, 2016.
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
NOTE 18 - OTHER INCOME, NET
The following table details other income, net (in thousands):

	Years Ended December 31,
	2015	2014	2013
RSO dividends	$1,673	$2,289	$2,242
Interest income	519	708	685
Other expense, net	(474)	(465)	(111)
Other income, net	$1,718	$2,532	$2,816
NOTE 19 - FAIR VALUE
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
DECEMBER 31, 2015

basis, as well as the valuation techniques applied to each fair value measurement and the estimates and assumptions used by the Company in those measurements.
Investment securities − equity securities. The Company uses quoted market prices (Level 1) to value its investments in DIF, CIF, TBBK and RSO common stock.
The fair value of the Company's investments in CLO and CDO securities are based on internally-generated expected cash flow models that require significant management judgments and estimate due to the lack of market activity and unobservable pricing inputs.
The fair value of the Company's investments in CLO and CDO securities are based on internally- generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. The significant unobservable inputs used in the fair value measurement include the constant prepayment rate ("CPR"), a probability of default ("CDR"), severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in significantly higher (lower) fair value measurement. Generally a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.
As of December 31, 2015, the Company held six securities of value within its trading portfolio, five of which were debt/equity in externally managed CDO issuers and one of which was a term loan (Level 3).
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's obligation to a third party in connection with its preferred interest in Apidos-CVC was initially valued at $589,000 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
The fair values of the Company’s assets and liabilities recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities:
Investment securities	$11,062	$—	$9,898	$20,960
Pelium securities	—	—	24,712	24,712
December 31, 2015	$11,062	$—	$34,610	$45,672

Investment securities	$14,734	$741	$8,489	$23,964
Pelium securities	53	—	17,366	17,419
December 31, 2014	$14,787	$741	$25,855	$41,383

Liabilities - Apidos contractual commitment:
December 31, 2015	$—	$—	$615	$615

December 31, 2014	$—	$—	$745	$745

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2015 (in thousands):

	Investment Securities	Pelium Securities	Total
Balance, beginning of year	$8,489	$17,366	$25,855
Purchases	2,524	27,630	30,154
Income accreted	1,238	—	1,238
Payments and distributions received	(1,913)	(2,874)	(4,787)
Sales	(174)	(16,012)	(16,186)
Impairment	(331)	—	(331)
Gains (losses) on sales of trading securities	(14)	1,415	1,401
Unrealized holding gains on trading securities	269	(2,813)	(2,544)
Change in unrealized gains included in accumulated other comprehensive loss	(190)	—	(190)
Balance, end of year	$9,898	$24,712	$34,610
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2014 (in thousands):

	Investment Securities	Pelium Securities	Total
Balance, beginning of year	$7,407	$—	$7,407
Purchases	15,063	20,029	35,092
Income accreted	(3,753)	—	(3,753)
Payments and distributions received	(200)	(1,655)	(1,855)
Sales	(13,177)	(1,368)	(14,545)
Impairment recognized in earnings	370	—	370
Gain on sales of trading securities	995	450	1,445
Unrealized holding gains on trading securities	1,850	(90)	1,760
Change in unrealized losses included in accumulated other comprehensive loss	(66)	—	(66)
Balance, end of year	$8,489	$17,366	$25,855
The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at December 31, 2015	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$8,447	Discounted cash flow	Constant default rate	1% - 2%
			Loss severity rate	25%
			Constant prepayment rate	25%
			Reinvestment spread	0% - 4.50%
			Reinvestment price on collateral	99%
			Discount rates	14%

Trading securities	$1,451	Net asset value	Value of underlying assets	variable
		Discounted cash flow	Constant default rate	5%
			Loss severity rate	30%
			Constant prepayment rate	30%
In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Company. As a consequence, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources.
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$9,877	$10,618	$10,088	$11,197
Senior Notes	10,000	12,202	10,000	12,820
Other debt	870	870	324	324
	$20,747	$23,690	$20,412	$24,341
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at December 31, 2015 and 2014.
NOTE 20 - COMMITMENTS AND CONTINGENCIES
As of December 31, 2015, except for the executive compensation, the Company did not believe it was probable that any payments would be required under any of its contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. The Company's commitments and contingencies as of December 31, 2015 were as follows:
Leases. The Company leases office space and equipment under leases with varying expiration dates through 2023.  Rental expense, net of subleases, was $2.2 million, $1.9 million and $1.4 million for 2015, 2014 and 2013, respectively.  The Company’s office space leases in New York and in Philadelphia contain extension clauses.  The Company has the ability to extend the New York lease for an additional five-year term, and one of the Philadelphia leases provides one option to extend for an additional five-year term.  In addition, one of the Philadelphia office leases allows the Company to terminate the lease early with a termination payment to the landlord in January 2020. At December 31, 2015, future minimum rental commitments (net of subleases) under operating and capital leases over the next five years during December 31, and thereafter, were as follows (in thousands):

	Operating	Capital	Total
2016	$2,591	$377	$2,968
2017	2,231	369	2,600
2018	2,168	124	2,292
2019	1,802	—	1,802
2020	1,214	—	1,214
Thereafter	2,198	—	2,198
Total	$12,204	$870	$13,074

Corporate

Broker-Dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $259,000 and $100,000 as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, Resource Securities net capital was $1.0 million and $1.4 million, respectively, which exceeded the minimum requirements by $780,000 and $1.3 million, respectively.

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

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
Financial fund management
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($1.2 million as of December 31, 2015) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of December 31, 2015, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Fund capital commitments. In connection with the Company's investment in CVC Credit Partners, in its capacity as the fund manager for some of its managed accounts/funds, the Company is contractually committed to invest capital along with third party investors. Accordingly, as of December 31, 2015, the Company’s pro-rata portion of the unfunded capital commitments totaled $5.1 million across five such funds/accounts. The Company expects these unfunded commitments to be called over the next two years.
Real estate
REIT capital commitments.  As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to Innovation Office REIT, the Company made a $2.0 million capital investment in February 2016 which satisfied our commitment regarding this fund. With respect to Apartment REIT III, in addition to its $200,000 initial capital investment, the Company is further committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $2.0 million. The liability for these commitments will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitment. In connection with the Pearlmark agreement, the Company is committed to invest up to $8.0 million in cash in the joint venture, of which $6.0 million (the 2015 limit) has been funded. The investment in Pearlmark will receive a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors.
Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of the Company's commercial finance partnerships, the Company provided a guarantee to the buyer whereby the Company will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the due date. As of December 31, 2015, the lease is current and there is no indication that the payment will not be made timely; accordingly, no liability has been recorded for this contingency. The liability for this commitment, if any, will be recorded in the future as the amounts become due and payable.
NOTE 21 - OPERATING SEGMENTS
The Company manages its operations and makes business decisions based on three reportable operating segments, Real Estate, Financial Fund Management and Commercial Finance.  Certain other activities are reported in the “All Other” category and "Eliminations" in the tables in order for the information presented about the Company's operating segments to agree to the consolidated balance sheets and statements of operations. Summarized operating segment data are as follows (in thousands):

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Year Ended December 31, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total Consolidation
Revenues from external customers	$75,956	$14,164	$153	$—	$90,273
Equity in (losses) earnings of unconsolidated entities	3,174	6,247	161	—	9,582
Total revenues	79,130	20,411	314	—	99,855
Segment operating expenses	(47,303)	(13,687)	(1,976)	—	(62,966)
General and administrative expenses	(4,832)	(1,340)	—	(9,653)	(15,825)
Reversal of (provision for) credit losses	(312)	—	32	—	(280)
Depreciation and amortization	(1,267)	(63)	—	(631)	(1,961)
Other-than-temporary impairment on investments	—	(4,677)	—	—	(4,677)
Interest expense	(713)	—	(1)	(1,061)	(1,775)
Other income (expense), net	769	1,692	(214)	(529)	1,718
Pretax income attributable to noncontrolling interests (2)	(127)	(1,917)	—	—	(2,044)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$25,345	$419	$(1,845)	$(11,874)	$12,045

Year Ended December 31, 2014	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total Consolidation
Revenues from external customers	$55,639	$23,615	$8	$—	$79,262
Equity in earnings (losses) of unconsolidated entities	(778)	5,503	(172)	—	4,553
Total revenues	54,861	29,118	(164)	—	83,815
Segment operating expenses	(37,411)	(15,542)	(979)	—	(53,932)
General and administrative expenses	(3,350)	(1,642)		(6,126)	(11,118)
Reversal of (provision for) credit losses	2	—	(3,060)	—	(3,058)
Depreciation and amortization	(1,239)	(63)	—	(517)	(1,819)
Gain on sale of investment securities, net	—	445	—	—	445
Interest expense	(767)	—	(11)	(1,127)	(1,905)
Other income (expense), net	796	2,227	19	(510)	2,532
Pretax income attributable to noncontrolling interests (2)	(89)	—	—	—	(89)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$12,803	$14,543	$(4,195)	$(8,280)	$14,871

Year Ended December 31, 2013	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total Consolidation
Revenues from external customers	$56,126	$15,060	$—	$—	$71,186
Equity in earnings (losses) of unconsolidated entities	1,017	4,713	(341)	—	5,389
Total revenues	57,143	19,773	(341)	—	76,575
Segment operating expenses	(40,612)	(10,155)	(56)	—	(50,823)
General and administrative expenses	(4,054)	(1,153)	—	(5,061)	(10,268)
Reversal of (provision for) credit losses	2,536	(200)	(6,601)	—	(4,265)
Depreciation and amortization	(1,275)	(64)	—	(597)	(1,936)
Impairment of available-for-sale securities	—	(214)	—	—	(214)
Interest expense	(829)	(9)	—	(1,198)	(2,036)
Other income (expense), net	801	2,323	13	(321)	2,816
Pretax income attributable to noncontrolling interests (2)	(20)	—	—	—	(20)
Income (loss) from continuing operations excluding noncontrolling interests before taxes	$13,690	$10,301	$(6,985)	$(7,177)	$9,829

Back to Index

Back to Index

RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
DECEMBER 31, 2015

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total Consolidation
December 31, 2015	$206,177	$93,173	$4,630	$(92,785)	$211,195
December 31, 2014	$189,049	$100,881	$4,483	$(67,986)	$226,427
December 31, 2013	$179,051	$76,167	$9,255	$(68,653)	$195,820

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, management includes the pretax income attributable to noncontrolling interests.  However, these interests are excluded from income from operations as computed in accordance with U.S. GAAP and should be deducted to compute income from operations as reflected in the Company’s consolidated statements of operations.

Major customer.  During 2015, 2014 and 2013, the management, incentive, servicing and acquisition fees that the Company received from RSO were 12%, 14% and 13%, respectively, of its consolidated revenues.  These fees have been allocated among, and reported as revenues by, the Company’s operating segments.
NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth the Company's operating results by quarter (in thousands, except share data):

Quarterly Results for 2015	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$23,839	$27,285	$20,936	$27,795
Operating (loss) income	4,542	6,535	1,659	6,087
Net (loss) income	3,191	1,566	89	2,498
Less: Net loss (income) attributable to noncontrolling interests	(1,657)	(1,365)	(210)	1,188
Net income (loss) attributable to common shareholders	1,534	201	(121)	3,686

Basic earnings per common share	$0.07	$0.01	$(0.01)	$0.18
Diluted earnings per common share	$0.07	$0.01	$(0.01)	$0.17

Quarterly Results for 2014	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$20,251	$21,547	$20,500	$21,517
Operating income (loss)	2,071	4,771	4,738	2,947
Net (loss) income	1,256	3,053	3,251	2,186
Net loss (income) attributable to noncontrolling interests	40	(84)	(657)	(27)
Net income attributable to common shareholders	1,296	2,969	2,594	2,159

Basic earnings per common share:	$0.06	$0.15	$0.13	$0.09
Diluted earnings per common share:	$0.06	$0.13	$0.12	$0.09
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm, Grant Thornton LLP, audited our internal control over financial reporting as of December 31, 2015.  Their report dated March 10, 2016, which is included following this Item 9A, expressed an unqualified opinion on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RESOURCE AMERICA, INC.
We have audited the internal control over financial reporting of Resource America, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
March 10, 2016

Back to Index

Back to Index

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders, to be filed on or before April 30, 2016 (“2016 proxy statement”), which is incorporated herein by this reference.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements − December 31, 2015

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

RESOURCE AMERICA, INC.
March 10, 2016	By:	/s/ Jonathan Z. Cohen
JONATHAN Z. COHEN
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward E. Cohen	Chairman of the Board	March 10, 2016
EDWARD E. COHEN

/s/ Jonathan Z. Cohen	Director, President	March 10, 2016
JONATHAN Z. COHEN	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael J. Bradley	Director	March 10, 2016
MICHAEL J. BRADLEY

/s/ Carlos C. Campbell	Director	March 10, 2016
CARLOS C. CAMPBELL

/s/ Donald W. Delson	Director	March 10, 2016
DONALD W. DELSON

/s/ Hersh Kozlov	Director	March 10, 2016
HERSH KOZLOV

/s/ Andrew M. Lubin	Director	March 10, 2016
ANDREW M. LUBIN

/s/ Richard Reiss, Jr.	Director	March 10, 2016
RICHARD REISS, JR.

/s/ John S. White	Director	March 10, 2016
JOHN S. WHITE

/s/ Thomas C. Elliott	Senior Vice President	March 10, 2016
THOMAS C. ELLIOTT	and Chief Financial Officer
(Principal Financial Officer)

/s/ Arthur J. Miller	Vice President	March 10, 2016
ARTHUR J. MILLER	and Chief Accounting Officer
(Principal Accounting Officer)

Back to Index

Resource America, Inc.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Amounts Written-off Against the Allowance, Net of Recoveries	Balance at End of Year
Allowance for management fees – commercial finance:
December 31, 2015	$16,990	$675	$(17,665)	$—
December 31, 2014	36,229	3,123	(22,362)	16,990
December 31, 2013	29,586	6,643	—	36,229

Allowance for management fees – real estate:
December 31, 2015	$—	$—	$—	$—
December 31, 2014	—	—	—	—
December 31, 2013	2,517	(2,518)	1	—

Allowance for doubtful accounts– financial fund management:
December 31, 2015	$—	$—	$—	$—
December 31, 2014	—	—	—	—
December 31, 2013	457	199	(656)	—

Allowance for investments in commercial finance assets:
December 31, 2015	$—	$(400)	$530	$130
December 31, 2014	—	(62)	62	—
December 31, 2013	—	(42)	42	—

Allowance for rent receivables:
December 31, 2015	$—	$5	$—	$5
December 31, 2014	14	(3)	(11)	—
December 31, 2013	68	(17)	(37)	14

Resource America, Inc.
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2015
(dollars in thousands)

	Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Loan/Property	Encumbrances	Initial Cost to Company	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period	Accumulated Depreciation	Date of Construction	Date Acquired
			Buildings and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real Estate Owned:
Hotel Savannah, GA	Factor's Walk	$10,531	$10,187	$6,720	$16,907	$(7,150)	1853	6/30/2015
Commercial Philadelphia, PA	Headhouse	—	2,874	605	3,479	(2,602)	1924	1/9/2009
		$10,531	$13,061	$7,325	$20,386	$(9,752)

	Balance as of December 31,
	2015	2014	2013
Balance, beginning of year	$20,186	$19,951	$19,987
Additions:
Improvements	200	235	342
	20,386	20,186	20,329

Deductions during the period:
Cost of real estate sold	—	—	—
Other	—	—	378
Balance, end of year	$20,386	$20,186	$19,951