Form 10-Q
period 2016-03-31
RESOURCE AMERICA, INC.
filed 2016-05-10
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on April 28, 2016 was 20,840,814 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$18,348	$24,132
Restricted cash	1,044	937
Receivables	3,082	3,228
Loans and receivables from managed entities and related parties, net	22,427	26,667
Investments in real estate, net	15,752	16,022
Investment securities, at fair value	44,758	45,672
Investments in unconsolidated loan manager	31,512	32,616
Investments in unconsolidated entities	21,168	17,553
Property and equipment, net	5,061	5,371
Deferred tax assets, net	27,653	29,264
Other assets	13,781	9,733
Total assets	$204,586	$211,195

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$22,502	$27,184
Payables to managed entities and related parties	2,811	3,145
Borrowings	20,597	20,747
Total liabilities	45,910	51,076

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 35,866,472 and 34,973,987 shares issued (including nonvested restricted stock of 1,778,341 and 1,095,238), respectively	348	339
Additional paid-in capital	312,432	311,491
Accumulated deficit	(28,783)	(30,676)
Treasury stock, at cost; 15,029,534 and 14,460,024 shares, respectively	(143,204)	(139,858)
Accumulated other comprehensive loss	(4,853)	(3,533)
Total stockholders’ equity	135,940	137,763
Noncontrolling interests	22,736	22,356
Total equity	158,676	160,119
Total liabilities and equity	$204,586	$211,195

Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Real estate	$19,163	$16,966
Financial fund management	6,729	6,875
Commercial finance	76	(2)
Total revenues	25,968	23,839
COSTS AND EXPENSES:
Real estate	11,018	11,499
Financial fund management	3,680	3,063
Commercial finance	392	579
General and administrative	4,883	3,297
Provision for credit losses	109	402
Depreciation and amortization	504	457
Total expenses	20,586	19,297
OPERATING INCOME (LOSS)	5,382	4,542

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	498	—
Impairment on investments in available for sale securities	(98)	—
Interest expense	(440)	(421)
Other income (expense), net	507	314
Total other income (expense)	467	(107)
Income (loss) from continuing operations before taxes	5,849	4,435
Income tax provision (benefit)	2,446	1,244
Net income (loss)	3,403	3,191
Net (income) loss attributable to noncontrolling interests	(366)	(1,657)
Net income (loss) attributable to common shareholders	$3,037	$1,534

Basic earnings (loss) per share:
Net income (loss)	$0.15	$0.07
Weighted average shares outstanding	20,611	22,965

Diluted earnings (loss) per share:
Net income (loss)	$0.15	$0.07
Weighted average shares outstanding	20,889	23,239

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income (loss)	$3,403	$3,191

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $(849) and $(498)	(1,390)	(656)
Less: reclassification for (gains) losses realized, net of tax of $0 and $(172)	—	(285)
	(1,390)	(941)
Minimum pension liability adjustments, net of tax of $0 and $9	—	(9)
Less: reclassification for (gains) losses realized, net of tax of $51 and $50	70	56
	70	47
Foreign currency translation adjustments, net of tax of $2 and $2	—	2
Subtotal - other comprehensive income (loss)	(1,320)	(892)

Comprehensive income (loss) attributable to common shareholders	$2,083	$2,299

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	20,513,963	$339	$311,491	$(30,676)	$(139,858)	$(3,533)	$137,763	$22,356	$160,119
Net income (loss)	—	—	—	3,037	—	—	3,037	366	3,403
Treasury shares issued	31,600	—	(161)	—	302	—	141	—	141
Stock-based compensation	892,485	9	1,102	—	—	—	1,111	—	1,111
Repurchases of common stock	(601,110)	—	—	—	(3,648)	—	(3,648)	—	(3,648)
Dividends declared on common stock	—	—	—	(1,144)	—	—	(1,144)	—	(1,144)
Other	—	—	—	—	—	—	—	14	14
Other comprehensive income (loss)	—	—	—	—	—	(1,320)	(1,320)	—	(1,320)
Balance, March 31, 2016	20,836,938	$348	$312,432	$(28,783)	$(143,204)	$(4,853)	$135,940	$22,736	$158,676

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,403	$3,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	524	475
Provision for credit losses	109	402
Unrealized (gain) loss on trading securities	—	(776)
Equity in (earnings) losses of unconsolidated entities	(3,133)	(2,350)
Distributions from unconsolidated entities	5,029	2,151
(Gain) loss on sales of leases and loans	(18)	—
Impairment on investments in available for sale securities	98	—
(Gain) loss on sales of investment securities, net	(498)	—
Deferred income tax provision (benefit)	2,409	1,339
Equity-based compensation issued	951	744
(Gain) loss on trading securities	(714)	(595)
Trading securities purchases and sales, net	(1,606)	(8,847)
Changes in operating assets and liabilities	(3,840)	(2,100)
Net cash provided by (used in) operating activities	2,714	(6,366)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48)	(997)
Investments in real estate and unconsolidated real estate entities	(3,540)	(21)
Principal payments on leases and loans	18	3
Purchase of loans and investments	(732)	(819)
Proceeds from sale of loans and investments	666	454
Net cash provided by (used in) investing activities	(3,636)	(1,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in borrowings	—	881
Principal payments on borrowings	(149)	(120)
Dividends paid	(1,132)	(1,312)
Proceeds from issuance of common stock	—	1
Repurchases of common stock	(3,474)	(2,108)
(Increase) decrease in restricted cash	(107)	(74)
Contributions from non-controlling interests - Pelium	—	4,052
Net cash provided by (used in) financing activities	(4,862)	1,320

Increase (decrease) in cash	(5,784)	(6,426)
Cash, beginning of year	24,132	33,947
Cash, end of period	$18,348	$27,521

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
The Company conducts its real estate operations primarily through the following subsidiaries:

•
Resource Real Estate Advisor, LLC manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") a public non-traded REIT, which completed its initial public offering in December 2013 having raised a total of $635.0 million. As of March 31, 2016, the Opportunity REIT I manages a portfolio consisting of value-add residential multifamily rental properties and loans valued at $1.0 billion;

•
Resource Real Estate Advisor II, LLC manages the activities of Resource Real Estate Opportunity REIT II ("Opportunity REIT II"), a public non-traded REIT, which completed its initial public offering in February 6, 2016 having raised a total of $556.0 million. This fund focuses on acquiring a portfolio consisting of value-add residential multifamily rental properties and loans. As of March 31, 2016, Opportunity REIT II manages a portfolio consisting of value-add residential multifamily rental properties and loans valued at $634.9 million;

•
Resource Innovation Office Advisor, LLC manages Resource Innovation Office REIT, Inc. ("Innovation Office REIT"), a public non-traded REIT, filed an amended initial public offering of up to $1.0 billion in its common stock at a maximum price of $10.27 for Class A shares and $10.00 for Class T shares. A post-effective amendment related to securities offered by this fund was declared effective by the SEC on March 7, 2016. The Innovation Office REIT will focus on acquiring office properties and real estate debt secured by office properties;

•
Resource Capital Partners, Inc. acts as the general partner manager and managing member of, and provides asset management services to, the Company's five real estate investment partnerships and three tenant-in-common ("TIC") programs;

•	Resource Real Estate Management, Inc. (“Resource Residential”) provides property management services to the Company's multifamily apartment portfolio;

•
Resource Real Estate Funding, Inc., on behalf of Resource Capital Corp., ("RSO") (NYSE:RSO), a diversified real    estate finance company that conducts its business so as to qualify as a real estate investment trust ("REIT"), manages a commercial real estate debt portfolio comprised principally of first priority interest in commercial mortgage loans ("A notes"), whole mortgage loans, mortgage participations, subordinated interests in commercial mortgage loans ("B notes"), mezzanine debt and related commercial real estate securities. In addition, it manages a separate portfolio of discounted real estate and real estate loans;

•
Pearlmark Real Estate, LLC ("Pearlmark"), a joint venture in which the Company owns a 50% interest, manages institutional real estate investments. Pearlmark is in the process of fundraising for its first real estate investment fund and another managed entity that is in the formation stage; and

•	Resource Real Estate, Inc. manages owned assets and ventures, which are collectively referred to as the “legacy portfolio.”

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The Company conducts its financial fund management operations primarily through the following operating entities:

•
CVC Credit Partners ("CVC Credit Partners"), a joint venture between the Company and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through collateralized loan obligation issuers ("CLOs"), managed accounts and three credit opportunity funds;

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

•	Northport Capital, LLC ("Northport"), provides middle market loan origination, management and monitoring services to RSO under the RCM Agreement;

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

•	Resource Financial Institutions Group, Inc. (“RFIG”), serves as the general partner for seven company-sponsored affiliated partnerships which invest in financial institutions; and

•
Pelium Capital Management, LLC, serves as the manager for Pelium Capital Partners, LP ("Pelium"), a hedge fund with primary holdings in CDO/CLO note and equity positions, CMBS and warehouse facilities.

The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”). As of March 31, 2016, LEAF Financial sponsored and manages one publicly-held investment partnership consisting of a portfolio of leases and loans for which LEAF acts as the sub-servicer. LEAF Financial liquidated two other commercial finance investment partnerships during 2014 and a third investment partnership in July 2015.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, as amended by Accounting Standards Update (“ASU”) 2015-2, Amendments to the Consolidation Analysis. The determination of whether or not to consolidate entities under accounting principles generally accepted in the United States (“U.S. GAAP”) requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of i) whether the Company has a variable interest in the entity, ii) whether the entity is a variable interest entity (“VIE”), and iii) whether the Company is the primary beneficiary of the VIE.
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

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

For those entities in which it has a variable interest, the Company performs an analysis to first determine whether the entity is a VIE. This determination includes considering whether the entity’s equity investment at risk is sufficient, whether the voting rights of an investor are not proportional to its obligation to absorb the income or loss of the entity and substantially all of the entity’s activities either involve or are conducted on behalf of that investor and its related parties, and whether the entity’s at risk equity holders have the characteristics of a controlling financial interest.

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
Use of Estimates
Preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and costs and expenses during the reporting period. The Company makes estimates of its allowance for credit losses, the valuation allowance against its deferred tax assets, discounts and collectability of management fees, the valuation of stock-based compensation, and in determining whether a decrease in the fair value of an investment is an other-than-temporary impairment. The real estate and financial fund management segments make assumptions in determining the fair value of investments in investment securities. Actual results could differ from these estimates.
Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis, by analyzing future cash flows by managed entity.  Management fees are recorded net of a discount to the extent that they are anticipated to be collected in excess of one year. With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimates of future bad debts and recoveries.  For receivables from the real estate investment entities, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO and CDO issuers it sponsored, are carried at fair value.  The fair value of the CLO and CDO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including its holdings in The Bancorp, Inc. (NASDAQ: TBBK),

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

RSO, Resource Credit Income Fund ("CIF") (NASDAQ: RCIIX), and Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), all of which are affiliated entities, are valued at the closing prices of the respective publicly-traded stocks.  The Company sold its investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored Australian investment fund, in July 2015. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term (trading securities) are recorded at fair value with changes in fair value recorded in earnings.
Hedging - Foreign Currency Risk and Forward Contracts
The Company has an exposure to foreign currency risk with respect to advances made to CVC Credit Partners that are repayable in Euros (see Note 15).  To mitigate the foreign currency risk, the Company has entered into foreign currency forward contracts (see Note 18).  Forward contracts represent future commitments to deliver a quantity of a currency at a predetermined future date and rate to manage currency risk.  Financial derivatives are initially recognized in the balance sheet at fair value and subsequently measured at their fair value on each balance sheet date. The forward contracts are not designated as qualifying cash flow hedges and, accordingly, any changes in fair value of the contracts are recognized in the Company’s consolidated statements of operations. Similarly, any changes in the fair value of the Euro-based loan receivable are recognized in the consolidated statements of operations.
Reclassifications
Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation.
Recent Accounting Standards
Newly-Adopted Accounting Principle
The Company’s adoption of the following standards during the three months ended March 31, 2016 did not have a material impact on its consolidated financial position, results of operations or cash flows:
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The guidance was effective for the Company as of January 1, 2016.
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of an extraordinary item. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings per share data applicable to an extraordinary item. However, presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained. This guidance was effective for the Company as of January 1, 2016.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most of the existing revenue recognition guidance in GAAP.  The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its consolidated financial statements.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance, effective for the Company beginning January 1, 2017, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-02.
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for the Company January 1, 2017 and interim periods within that reporting period. The adoption of ASU 2016-07 is not expected to have a material effect on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information for the Company is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Cash (paid) received:
Interest	$(401)	$(399)
Income tax payments	(1,728)	(65)
Refund of income taxes	—	44

Dividends declared per common share	$0.06	$0.05

Non-cash activities:
Repurchase of common stock from employees in exchange for the payment of income taxes	$174	$165
Issuance of treasury stock for the Company's investment savings 401(k) plan	302	150
NOTE 4 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of March 31, 2016 (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties:
Commercial finance investment entities	$—	$18	$60	$966	$1,044	$1,044
Real estate investment entities	3,832	330	755	9,397	10,482	14,314
Financial fund management entities	1,191	31	28	21	80	1,271
RSO	2,888	—	—	—	—	2,888
Other	2,910	—	—	—	—	2,910
	10,821	379	843	10,384	11,606	22,427
Rent receivables - real estate	192	1	1	5	7	199
Total financing receivables	$11,013	$380	$844	$10,389	$11,613	$22,626

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2015 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties:
Commercial finance investment entities	$—	$16	$73	$1,200	$1,289	$1,289
Real estate investment entities	7,909	392	890	11,955	13,237	21,146
Financial fund management entities	1,582	—	—	—	—	1,582
RSO	2,331	—	—	—	—	2,331
Other	319	—	—	—	—	319
	12,141	408	963	13,155	14,526	26,667
Rent receivables - real estate	192	8	2	4	14	206
Total financing receivables	$12,333	$416	$965	$13,159	$14,540	$26,873

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended March 31, 2016:
Balance, beginning of period	$—	$130	$5	$135
Provision for (reversal) of credit losses	—	105	4	109
(Charge-offs) recoveries	—	(242)	—	(242)
Recoveries	—	27	—	27
Balance, end of period	$—	$20	$9	$29

Ending balance, individually evaluated for impairment	$—	$20	$9	$29
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$—	$20	$9	$29

Three Months Ended March 31, 2015
Balance, beginning of period	$16,990	$—	$—	$16,990
Provision for (reversal) of credit losses	369	32	1	402
(Charge-offs) recoveries	—	(32)	—	(32)
Balance, end of period	$17,359	$—	$1	$17,360

Ending balance, individually evaluated for impairment	$17,359	$—	$1	$17,360
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$17,359	$—	$1	$17,360

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The Company’s financing receivables (presented exclusive of any allowance for credit losses) relate to the balance in the allowance for credit losses, as follows (in thousands):

As of March 31, 2016:	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$22,427	$—	$22,427
Ending balance, collectively evaluated for impairment	—	199	199
Balance, end of period	$22,427	$199	$22,626

As of December 31, 2015:
Ending balance, individually evaluated for impairment	$26,667	$—	$26,667
Ending balance, collectively evaluated for impairment	—	206	206
Balance, end of year	$26,667	$206	$26,873
The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of March 31, 2016:
Financing receivables with a specific valuation allowance:
Rent receivables – real estate	$—	$—	$9	$—

As of December 31, 2015:
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$—	$—	$—	$13,788
Rent receivables – real estate	—	—	5	—
The Company had no impaired financing receivables without a specific allowance as of March 31, 2016 and December 31, 2015.
Included in Other Assets in the consolidated balance sheet as of March 31, 2016 and December 31, 2015 is a commercial lease portfolio totaling $687,000 and $1.1 million, respectively, which includes the leases acquired from two of the LEAF investment partnerships upon their liquidation in settlement of balances owed to the Company. As of March 31, 2016, the portfolio was comprised of 41 leases with an average lease balance of $16,800 and a remaining average lease term of 21 months; the aging of the outstanding lease payments was 92% current and 8% was past due 60 days. As of December 31, 2015, the portfolio was comprised of 60 leases with an average lease balance of $18,100 and a remaining average lease term of 15 months; the aging of the outstanding lease payments was 80% current, 5% was past due 30 days, and 15% was past due 90 days and over.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

NOTE 5 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Properties owned, net of accumulated depreciation of $9,894 and $9,752:
Hotel property (Savannah, Georgia)	$9,456	$9,757
Office building (Philadelphia, Pennsylvania)	861	877
	10,317	10,634
Partnerships and other investments	5,435	5,388
Total investments in real estate, net	$15,752	$16,022
The Company recorded rental income of $1.2 million for each of the three month periods ended March 31, 2016 and March 31, 2015. The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands):

2017	$1,010
2018	1,038
2019	960
2020	689
2021	566
Thereafter	315
Total	$4,578
NOTE 6 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Available-for-sale securities	$17,706	$19,509
Trading securities	1,442	1,451
Trading securities - Pelium	25,610	24,712
Total investment securities, at fair value	$44,758	$45,672

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of March 31, 2016:
CLO securities	$7,912	$111	$(229)	$7,794
Equity securities	12,784		(2,872)	9,912
Total	$20,696	$111	$(3,101)	$17,706

As of December 31, 2015:
CLO securities	$7,585	$928	$(66)	$8,447
Equity securities	12,784	12	(1,734)	11,062
Total	$20,369	$940	$(1,800)	$19,509
CLO securities.  The CLO securities represent the Company’s retained equity interests in 14 and 15 CLO issuers that CVC Credit Partners has sponsored and manages at March 31, 2016 and December 31, 2015, respectively (see Note 7).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. For the three months ended March 31, 2016, the Company adjusted its assumptions with respect to the fair value calculations of its CLO securities based on a change in market conditions, principally to increase the discount rate to 15%, which resulted in an impairment charge of $98,000. In 2015, the Company adjusted its assumptions by increasing the constant default rate in year one and two and decreasing the prepayment speed in year one which resulted in an impairment charge of $331,000.
Equity securities.  The Company holds 715,396 shares of RSO common stock and 18,972 shares of TBBK common stock.  This investment is pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds approximately 10,808 shares of DIF with a fair value of $104,000. The Company has an investment of $1.7 million in the CIF, an interval fund, whose registration statement with respect to the offer and sale of its shares of beneficial interest was declared effective by the SEC on April 17, 2015.
Trading securities. The Company had net gains on trading securities of $22,000 and $5,000, which included unrealized gains of $22,000 and $20,000 for the three months ended March 31, 2016 and 2015, respectively. These gains are reflected in Financial Fund Management Revenues on the consolidated statements of operations. Pelium, a consolidated VIE which holds securities with a fair value of $25.6 million at March 31, 2016, recorded realized gains of $405,000 and unrealized losses of $326,000 during the three months ended March 31, 2016 and realized gains of $683,000 and unrealized gains of $474,000 during the three months ended March 31, 2015.
Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2016
CLO securities	$4,292	$(170)	8	$727	$(59)	2
Equity securities	1,823	(68)	2	8,048	(2,804)	1
Total	$6,115	$(238)	10	$8,775	$(2,863)	3
December 31, 2015
CLO securities	$2,033	$(38)	3	$805	$(28)	2
Equity securities	1,814	(10)	2	9,128	(1,724)	1
Total	$3,847	$(48)	5	$9,933	$(1,752)	3

The unrealized losses in RSO common stock reflected in the above table are considered to be temporary impairments due to market factors and not reflective of credit deterioration. Further, because of its intent and ability to hold its investment in

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

RSO, the Company does not consider the unrealized losses to be other-than-temporary impairments. Unrealized losses related to Pelium fund investments, along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
March 31, 2016:
CDO Securities	$6,128	$(1,043)	16	$2,166	$(615)	10
CMBS	3,355	(1,272)	6	—	—	—
Other	—	—	—	—	—	—
Total	$9,483	$(2,315)	22	$2,166	$(615)	10

December 31, 2015:
CDO Securities	$10,156	$(3,312)	18	$1,183	$(503)	7
CMBS	2,940	(1,278)	5	—	—	—
Other	2,857	(143)	2	—	—	—
Total	$15,953	$(4,733)	25	$1,183	$(503)	7

NOTE 7 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	March 31, 2016	December 31, 2015
Real estate investment entities	1% – 8%	$13,717	$10,169
Financial fund management partnerships	0.01% − 50%	6,700	6,754
Trapeza entities	33% − 50%	751	630
Investments in unconsolidated entities		$21,168	$17,553
During the three months ended March 31, 2016, the Company invested $2.0 million in the Innovation Office REIT and $1.5 million in Pearlmark. The investment balances reflected in the above table include the Company's equity in the earnings (losses) of the entities, as reduced by any distributions received. Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, which completed its initial public offering in December 2013, a $1.3 million investment in Opportunity REIT II, which completed its offering in February 2016, a $2.2 million investment in Innovation Office REIT and a $200,000 investment in Resource Apartment REIT III, Inc. ("Apartment REIT III"). The Company accounts for its investments in the Opportunity REITs, Innovation Office REIT and Apartment REIT III on the cost method. As of March 31, 2016, the Company had an investment in Pearlmark of $6.2 million, inclusive of an initial $378,000 general partner contribution to a newly-formed Pearlmark-sponsored fund (see Note 19). The Company accounts for its investment in Pearlmark on the equity method of accounting. The Company has commitments with respect to some of these investments (see Note 19).
Included in financial fund management partnerships is the Company's $3.4 million of investments in several managed credit funds, $2.5 million of investments in the RFIG partnerships which hold investments in financial institutions and an $816,000 investment in RCM Global, LLC ("RCM Global"), a venture between the Company, RSO and certain related parties that holds a portfolio of available-for-sale securities.
The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had significant adverse effect on these investments and, as such, no impairment was recorded.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

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

In accordance with the CVC Credit Partners shareholders' agreement, in July 2015, CVC exercised its option to purchase a portion of the Company's interest in the joint venture by 9%, which reduced the Company's LP interest to 24%. In conjunction with the buydown, the Company recorded an impairment charge of $4.3 million on its investment in CVC Credit Partners during the three months ended June 30, 2015. The purchase price, an agreed upon formulaic option price based on finalized 2014 results of the joint venture, was not indicative of its fair value. The remaining interests held by the Company were valued by a third-party valuation firm, which concluded that the fair value exceeded the book value and, as such, there was no further impairment.

Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Management fee revenues	$19,961	$16,738
Costs and expenses	(16,146)	(14,809)
Net income	$3,815	$1,929
Portion of net income (loss) attributable to the Company	$916	$637
The Company accounts for its preferred interest in Apidos on the cost method. As incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. Each quarter the Company evaluates the book value of the investment by estimating the fair value of the expected future cash flows from the incentive management fees. To the extent that the estimated fair value of future cash flows is less than the cost basis of the investment, such shortfall will be recorded as a reduction of the preferred interest. During the quarter ended March 31, 2016, as a result of cash payouts from three of the legacy Apidos deals that were called during the quarter, the Company's preferred interest was reduced by $2.0 million to $4.8 million. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
The Company evaluates all of these investments for impairment on a quarterly basis.
NOTE 8 - VARIABLE INTEREST ENTITIES
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, including CDO issuers. The Company serves as the asset manager for the investment entities it sponsored and manages. The management fees the Company earns are excluded from its VIE determination as long as the fees are commensurate with the level of effort provided, are market based and similar to what a third party would charge for similar services, and the Company's other interests in the VIE are not significant. If the entity is deemed to be a VIE, the Company must then evaluate whether it is the primary beneficiary of the entity.

Trading Portfolio
From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not typically be deemed to be the primary beneficiary as it does not usually obtain the power to direct activities that most

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

significantly impact the investee’s financial performance.  In the extremely unlikely case that the Company somehow obtained the power to direct and a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be temporary due to the rapid turnover within the trading portfolio.

Consolidated VIE - Pelium
Pelium is a VIE that the Company manages and in which it has invested $5.0 million for a 20% limited partner interest. Based on its evaluation, the Company concluded that it is the primary beneficiary and, as such, consolidates Pelium. However, the assets of Pelium are held solely to satisfy Pelium's obligations and the creditors of Pelium have no recourse against the assets of the Company. The following are the carrying amounts of the assets and liabilities of Pelium that are reflected in the Company's consolidated balance sheets (in thousands):

Balance Sheet Account - Pelium	March 31, 2016	December 31, 2015
Cash	$570	$377
Receivables	2,377	2,345
Investment securities, at fair value	25,610	24,712
Other assets	93	98
	$28,650	$27,532

Accrued expenses and other liabilities	$766	$99

VIEs not consolidated
The Company has a retained preferred equity interest in the legacy Apidos-CVC CLOs. In addition, the Company has investments in and manages the structured finance entities that hold investments in asset-backed securities (“Ischus entities”) and trust preferred assets (“Trapeza entities”). All of these entities were determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities. The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2016.

The following table presents the carrying amounts of the assets in the consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs that it manages as well as the Company's maximum potential exposure to losses associated with these managed VIEs in which it holds variable interests at March 31, 2016 (in thousands):

	Receivables from Managed Entities and Related Parties, Net	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$—	$—	$—
Trapeza entities	—	751	751
	$—	$751	$751

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

	March 31, 2016	December 31, 2015
Accounts payable and other accrued liabilities	$7,762	$7,919
Supplemental executive retirement plan ("SERP") liability (see Note 14)	6,297	6,454
Accrued wages and benefits	4,283	8,036
Deferred rent	2,238	2,323
Apidos contractual obligation, at fair value (see Notes 7 and 17)	414	615
Dividends declared and not yet paid	1,144	1,132
Insurance notes	364	705
Total accrued expenses and other liabilities	$22,502	$27,184
NOTE 10 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of March 31, 2016		December 31, 2015
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	1,969	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		9,822	9,877
Other debt		775	870
Total borrowings outstanding		$20,597	$20,747

(1)	The amount of the TD facility shown has been reduced by $503,000 for an outstanding letter of credit at March 31, 2016.
Corporate and Real Estate Debt
TD Bank, N.A. (“TD Bank”).  In March 2011, the Company entered into a line of credit loan agreement with TD Bank that, through April 24, 2014, allowed for borrowings up to $7.5 million with interest at either (a) the prime rate plus 2.25% or (b) a specified London Interbank Offered Rate ("LIBOR") plus 3%. The interest rate used varies from one to six month LIBOR depending upon the period of the borrowing. In April 2014, the Company amended the TD Bank facility to (i) extend the maturity date to the earlier of (a) the expiration of the Company's management agreement with RSO or (b) December 31, 2017, (ii) increase the maximum borrowing amount to $11.5 million provided that the Company maintains an aggregate value of pledged securities of $6.0 million and (iii) require that the Company have no cash advances outstanding for thirty consecutive days during each one-year period beginning on April 25, 2014. In January 2016, due to a market decline in the value of the pledged securities, availability under the line of credit was reduced to $7.5 million.
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
There were no borrowings outstanding on the TD facility as of March 31, 2016 and December 31, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 175,000 shares of RSO common stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 5).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused annual facility fee to 0.5%. There were no borrowings under this facility as of March 31, 2016 and December 31, 2015 and the availability was $2.0 million and $2.2 million, respectively.
Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") mature on March 31, 2018. The effective interest rate for the three months ended March 31, 2016 and March 31, 2015 was 9.1% and 9.1%, respectively. The Company may early redeem all or part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price prior to March 31, 2017 is at a 101% premium to par.
Other Debt - Real Estate and Corporate
Real estate - mortgage. The Company has a mortgage on its hotel property in Savannah, Georgia. The 6.36% fixed rate mortgage matures in September 2021 and requires monthly payments of principal and interest of $71,331. The principal balance outstanding as of March 31, 2016 and December 31, 2015 was $9.8 million and $9.9 million, respectively.
Corporate and real estate - capital leases. As of March 31, 2016, the Company has various capital leases for computer equipment.
Debt Repayments
Annual principal payments coming due on the Company’s aggregate borrowings for the five succeeding annual periods ending March 31, and thereafter, are as follows (in thousands):

2017	$609
2018	10,603
2019	297
2020	276
2021	296
Thereafter	8,516
Total	$20,597

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

Covenants
The TD Bank credit facility is subject to certain financial covenants, which are customary for the type and size of the facility, including debt service coverage and debt to equity ratios. The debt to equity ratio restricts the amount of recourse debt the Company can incur based on a ratio of recourse debt to net worth.
The covenant for the mortgage on the Company's hotel property requires maintaining a minimum debt coverage ratio. In addition, although non-recourse in nature, the loan is subject to limited standard exceptions (or "carveouts") which the Company has guaranteed. These carveouts will expire as the loan is paid down over the next five years. The Company has control over the operations of the underlying property, which mitigates the potential risk associated with these carveouts and, accordingly, no liabilities for these obligations have been recorded in the consolidated financial statements. To date, the Company has not been required to make any carveout payments.
The Company was in compliance with all of its financial debt covenants as of March 31, 2016.
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
The following are changes in accumulated other comprehensive (loss) income by category (in thousands):

	Investment Securities Available-for-Sale	Cash Flow Hedges	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2015, net of tax of $(505), $0, $(4) and $(2,524)	$(34)	$—	$(8)	$(3,491)	$(3,533)
Current-period other comprehensive (loss) income	(1,390)	—	—	70	(1,320)
Balance, March 31, 2016, net of tax of $(1,353), $0, $2 and $(2,473)	$(1,424)	$—	$(8)	$(3,421)	$(4,853)
Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Revenues - Financial fund management
Cash flow hedges	Revenues - Commercial Finance
SERP pension liability	General and administrative expenses
Foreign currency translation adjustments	Other income

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

NOTE 12 - NONCONTROLLING INTERESTS
Noncontrolling interests reflect the interests held by RSO in Pelium and, to a lesser extent, the interest held by a related party in the Company's hotel property in Georgia. The following table presents the activity in noncontrolling interests (in thousands):

Three Months Ended March 31, 2016

Noncontrolling interests, beginning of year	$22,356
Net income (loss) attributable to noncontrolling interests	366
Other	14
Noncontrolling interests, end of period	$22,736

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
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Shares
Basic shares outstanding	20,611	22,965
Dilutive effect of outstanding director units and stock options	278	274
Diluted shares outstanding	20,889	23,239

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

NOTE 14 - BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The plan pays Mr. E. Cohen an annual benefit of $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Interest cost	$62	$62
Less: expected return on plan assets	(10)	(19)
Plus: amortization of unrecognized loss	121	106
Net cost	$173	$149
Restricted stock.  The value of the restricted stock awarded is based on the closing price of the Company's common stock as of the date of grant. During the three months ended March 31, 2016 and 2015, the Company awarded 847,177 and 440,852 shares of restricted stock valued at $4.0 million and $3.9 million, respectively. Additionally, for the three months ended March 31, 2016 and 2015, there were 45,308 and 45,306 shares earned as part of a performance-based award valued at $411,000 and $420,000, respectively.
NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	March 31, 2016	December 31, 2015
Receivables from managed entities and related parties, net:
Real estate investment entities	$14,314	$21,146
Commercial finance investment entity	1,044	1,289
Financial fund management investment entities	1,271	1,582
Other	167	319
RSO	2,888	2,331
Loan to CVC Credit Partners	2,743	—
Receivables from managed entities and related parties	$22,427	$26,667

Payables due to managed entities and related parties, net:
Real estate investment entities (1)	$2,776	$3,110
Other	35	35
Payables to managed entities and related parties	$2,811	$3,145

(1)
Includes $2.7 million and $3.0 million in self-insurance funds provided by the Company's real estate investment entities as of March 31, 2016 and December 31, 2015, respectively, which are held in escrow by the Company to cover claims.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Fees from unconsolidated investment entities:
Real estate (1)	$3,156	$2,187
Financial fund management	774	782
RSO:
Management, incentive and servicing fees	3,745	3,232
Dividends paid	300	458
Reimbursement of costs and expenses	1,037	1,071
CVC Credit Partners: reimbursement of net costs and expenses	219	229
Opportunity REIT I:
Fees	4,617	6,305
Reimbursement of costs and expenses	1,275	888
Dividends paid	44	15
Opportunity REIT II:
Fees	4,790	1,012
Reimbursement of costs and expenses	578	737
Dividends paid	20	7
Innovation Office REIT:
Reimbursement of costs and expenses	621	—
Resource Apartment REIT III:
Reimbursement of costs and expenses	261	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships	(12)	(23)
Reimbursement of net costs and expenses	36	36
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(214)	(207)
Property management fees	47	38
Brandywine Construction & Management, Inc.: payment for property management of hotel property	(52)	(52)
Atlas Energy, L.P.: reimbursement of net costs and expenses	29	13
Ledgewood P.C.: payment for legal services	(35)	(34)
Graphic Images, LLC: payment for printing services	(26)	(48)
9 Henmar LLC: payment of broker/consulting fees	(3)	(3)

(1)
Includes discounts recorded (reversed) of $6,000 and $(207,000) for the three months ended March 31, 2016 and March 31, 2015, respectively, in connection with management fees from the Company's real estate investment entities that it expects to receive in future periods.

(2)	The Company waived management fees from its commercial finance investment entities of $7,000 during the three months ended March 31, 2016 and $49,000 during the three months ended March 31, 2015.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

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
Relationship with Opportunity REIT I. As of March 31, 2016 and December 31, 2015, the Company had a receivable of $539,000 and $277,000, respectively, for reimbursement of operating costs and expenses.

Relationship with Opportunity REIT II. As of March 31, 2016 and December 31, 2015, the Company had a receivable of $580,000 and $4.9 million, respectively from Opportunity REIT II for offering costs and operating expense reimbursements.

Relationship with Innovation Office REIT. As of March 31, 2016 and December 31, 2015 the Company had a receivable of $3.0 million and $2.4 million from the Innovation Office REIT for reimbursement of offering costs and expenses.

Relationship with Resource Apartment REIT III. As of March 31, 2016 and December 31, 2015 the Company had a receivable of $1.0 million and $739,000, respectively from the Resource Apartment REIT III for reimbursement of offering costs and expenses.
Relationship with CVC Credit Partners. On January 13, 2016, the Company entered into a new loan agreement with CVC Credit Partners which provides for borrowings of up to €3.6 million with interest accruing at Euro Interbank Offered Rate ("EURIBOR") plus 7%. In February 2016 and March 2016, CVC Credit Partners borrowed a total of €2.4 million under this new loan. The Company has consulted with hedging and derivative professionals and has utilized hedging instruments in order to minimize FX exposure.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. In December 2014, the Company amended the terms of the note to provide for an initial repayment of $50,000 plus accrued interest, which was paid on March 15, 2015, with the remaining principal and interest due in full on March 15, 2016. The loan was repaid in full on March 8, 2016.

NOTE 16 - OTHER INCOME

The following table details other income, net (in thousands):

	Three Months Ended March 31,
	2016	2015
RSO dividends	$300	$458
Interest income	214	104
Other expense, net	(7)	(248)
Other income, net	$507	$314

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

NOTE 17 - FAIR VALUE
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
Investment securities. The Company uses quoted market prices to value its investments in RSO, DIF, CIF and TBBK common stock (Level 1).
The fair value of the Company's investments in CLO and CDO securities are based on internally-generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. The significant unobservable inputs used in the fair value measurement include the constant prepayment rate ("CPR"), a probability of default ("CDR"), severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.  As of March 31, 2016, the Company held six securities of value within its trading portfolio, five of which were debt/equity investments in externally managed CDO issuers and one was a term loan (Level 3).
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's estimated contractual commitment associated with its investment in the Apidos-CVC preferred stock was valued at $414,000 at March 31, 2016 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).
The fair value of the Company’s assets and liability recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities
Investment securities	$9,912	$—	$9,236	$19,148
Pelium securities	—	—	25,610	25,610
March 31, 2016	$9,912	$—	$34,846	$44,758

Investment securities	$11,062	$—	$9,898	$20,960
Pelium securities	—	—	24,712	24,712
December 31, 2015	$11,062	$—	$34,610	$45,672

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

Liability - Apidos contractual commitment	Level 1	Level 2	Level 3	Total
March 31, 2016	$—	$—	$414	$414
December 31, 2015	—	—	615	615
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during three months ended March 31, 2016 (in thousands):

	Investment Securities	Pelium Securities	Total
Balance, beginning of year	$9,898	$24,712	$34,610
Purchases	732	4,464	5,196
Income accreted	297	—	297
Payments and distributions received, net	(467)	(1,398)	(1,865)
Sales	(666)	(2,912)	(3,578)
Impairment	(98)	—	(98)
Realized gains on CDOs	498	—	498
Gains on trading securities	—	460	460
Unrealized holding gains on trading securities	22	284	306
Change in unrealized gains included in accumulated other comprehensive loss	(980)	—	(980)
Balance, end of period	$9,236	$25,610	$34,846
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2015 (in thousands):

	Investment Securities	Pelium Securities	Total
Balance, beginning of year	$8,489	$17,366	$25,855
Purchases	2,524	27,630	30,154
Income accreted	1,238	—	1,238
Payments and distributions received, net	(1,913)	(2,874)	(4,787)
Sales	(174)	(16,012)	(16,186)
Impairment	(331)	—	(331)
Gains (losses) on sales of trading securities	(14)	1,415	1,401
Unrealized holding gains on trading securities	269	(2,813)	(2,544)
Change in unrealized gains included in accumulated other comprehensive loss	(190)	—	(190)
Balance, end of period	$9,898	$24,712	$34,610

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at March 31, 2016	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$7,794	Discounted cash flow	Constant default rate	1% - 2%
			Loss severity rate	25%
			Constant prepayment rate	25%
			Reinvestment price on collateral	99%
			Reinvestment spread	0% - 4.50%
			Discount rates	15%

Trading securities	$1,442	Net asset value	Value of underlying assets	variable
		Discounted cash flow	Constant default rate	5%
			Constant prepayment rate	30%
			Loss severity rate	30%

In accordance with guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with fair values obtained from third-party pricing sources.
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$9,822	$10,689	$9,877	$10,618
Senior Notes	10,000	12,553	10,000	12,202
Other debt	775	775	870	870
	$20,597	$24,017	$20,747	$23,690
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans. The Company estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with approximately similar quality and risk attributes as the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at March 31, 2016 and December 31, 2015.

NOTE 18 - DERIVATIVES

As of March 31, 2016, the Company had the following outstanding foreign currency forward contracts outstanding (in thousands):

Derivatives	Number of Instruments	Notional Amount	Maturity Date
Foreign currency forward contracts	2	$2,676	August 5, 2016

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

The table below presents the fair value of the Company's derivative financial instruments, which are included in accrued expenses and other liabilities on the consolidated balance sheets (in thousands):

Liability Derivatives
March 31, 2016
Balance Sheet	Fair Value
Foreign currency forward contracts	$64

NOTE 19 - COMMITMENTS AND CONTINGENCIES
As of March 31, 2016, except for executive compensation, the Company did not believe it was probable that any payments would be required under any of its contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. The Company's commitments and contingencies as of March 31, 2016 were as follows:
Corporate
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $259,000 as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016 and December 31, 2015, Resource Securities net capital was $1.0 million and $1.0 million, respectively, which exceeded the minimum requirements by $902,000 and $780,000, respectively.
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
Financial fund management
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($1.3 million as of March 31, 2016) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of March 31, 2016, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Capital commitments. The Company is committed to fund the following investments:
In connection with the Company's investment in CVC Credit Partners, in its capacity as the fund manager for some of its managed accounts/funds, the Company is contractually committed to invest capital along with third-party investors. Accordingly, as of March 31, 2016, the Company’s pro-rata portion of the unfunded capital commitments totaled $5.3 million across five such funds/accounts. The Company expects these unfunded commitments to be called over the next two years.

On April 11, 2016, the Company signed an agreement to create a new joint venture, RRA CP LLC, along with two other members, to manage pools of residential real estate first and second lien loans and lines of credit, and other residential mortgage assets and residential real estate properties.  The Company will have a 5% interest and will serve as the managing member of the joint venture. The joint venture’s planned initial investment is for approximately $25.0 million, of which the Company will be committed to fund approximately $1.2 million.  This commitment is payable upon the execution of the final purchase and sale agreement which is planned to occur in May 2016.

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

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
Pearlmark joint venture capital commitment. In connection with the Pearlmark joint venture, the Company is committed to fund up to $8.0 million, of which $7.0 million had been funded as of March 31, 2016. This funding is reflected as the Company's investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors. In April 2016, the Company provided an additional $1.0 million to Pearlmark which completed its funding commitment.
In connection with the formation of Pearlmark's first fund offering, Pearlmark Mezzanine Realty Partners IV, L.P., the Company is committed to contribute up to a maximum of $1.7 million as a General Partner of the fund. As of March 31, 2016, the Company has funded $378,000 of that commitment.
Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of the Company's commercial finance partnerships, the Company provided a guarantee whereby the Company will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the due date. As of March 31, 2016, the lease is current and there is no indication that the payment will not be made timely; accordingly, no liability has been recorded for this contingency.
NOTE 20 - OPERATING SEGMENTS
The Company manages its operations and makes business decisions based on three reportable operating segments, Real Estate, Financial Fund Management and Commercial Finance.  Certain other activities are reported in the “All Other” category in the tables in order for the information presented about the Company's operating segments to agree to the consolidated balance sheets and statements of operations. Summarized operating segment data are as follows (in thousands):

Three Months Ended March 31, 2016	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
Revenues from external customers	$17,717	$5,038	$80	$—	$22,835
Equity in earnings (losses) of unconsolidated entities	1,446	1,691	(4)	—	3,133
Total revenues	19,163	6,729	76	—	25,968
Segment operating expenses	(11,018)	(3,680)	(392)	—	(15,090)
General and administrative expenses	(1,325)	(368)	—	(3,190)	(4,883)
Provision for credit losses	(4)	—	(105)	—	(109)
Depreciation and amortization	(314)	(16)	—	(174)	(504)
Gain (loss) on sale of investment securities, net	—	498	—	—	498
Impairment on available for sale securities	—	(98)	—	—	(98)
Interest expense	(171)	—	—	(269)	(440)
Other income (expense), net	306	296	9	(104)	507
Pretax loss (income) attributable to noncontrolling interests (2)	(5)	(361)	—	—	(366)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$6,632	$3,000	$(412)	$(3,737)	$5,483

Back to Index

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
March 31, 2016
(unaudited)

Three Months Ended March 31, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
Revenues from external customers	$16,294	$4,867	$13	$—	$21,174
Equity in (losses) earnings of unconsolidated entities	672	2,008	(15)	—	2,665
Total revenues	16,966	6,875	(2)	—	23,839
Segment operating expenses	(11,499)	(3,063)	(579)	—	(15,141)
General and administrative expenses	(879)	(284)	—	(2,134)	(3,297)
Reversal of (provision for) credit losses	(114)	—	(288)	—	(402)
Depreciation and amortization	(312)	(16)	—	(129)	(457)
Interest expense	(183)	—	—	(238)	(421)
Other income, net	223	441	1	(351)	314
Pretax loss (income) attributable to noncontrolling interests (2)	8	(1,665)	—	—	(1,657)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$4,210	$2,288	$(868)	$(2,852)	$2,778

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
March 31, 2016	$212,594	$90,798	$3,090	$(101,896)	$204,586
March 31, 2015	$191,693	$108,794	$4,173	$(75,309)	$229,351

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, the Company includes the pretax income attributable to noncontrolling interests.  However, these interests are excluded from income (loss) from operations as computed in accordance with U.S. GAAP and should be deducted to compute income from operations as reflected in the Company’s consolidated statements of operations.

Major Customer. During the three months ended March 31, 2016 and 2015, the management, incentive, servicing and acquisition fees that the Company received from RSO were 14.4% and 13.6%, respectively, of its consolidated revenues. These fees have been allocated among, and reported as revenues by, the Company's operating segments.
NOTE 21 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2016 and determined that there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

Back to Index

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of March 31, 2016, we managed or co-managed $22.4 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, Inc., which we refer to as Opportunity REIT I, having raised total equity of $635.0 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. The fundraising for Opportunity REIT II closed on February 5, 2016, with total funds raised having increased to $556.0 million. On April 28, 2016, Resource Apartment REIT III, Inc., or Apartment REIT III, for which we anticipate raising up to $1.0 billion in equity to manage a portfolio of value-added apartment communities, was declared effective by the SEC and will commence fundraising during the third quarter of 2016.

We anticipate fundraising for Resource Innovation Office REIT, Inc., or Innovation Office REIT, to commence in the second quarter of 2016.  This $1.0 billion offering will focus on acquiring commercial office buildings.

We expect that capital raising through our independent broker-dealer channel to continue to remain robust notwithstanding regulatory changes such as the implementation of FINRA Regulatory Notice 15-02 regarding broker-dealer valuation of non-traded REIT securities on customer account statements and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.

During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that invests across global securities, credit and unlisted real estate funds.  We continue to expand our syndication of broker-dealers and clearing firms. The DIF has raised $110.2 million.

              During 2014, we launched Resource Credit Income Fund, or CIF, a publicly-offered, alternative mutual fund that will invest in the debt of small- to middle-market companies with a focus on senior and subordinated debt.  As of March 31, 2016, the fund has raised $2.5 million (including our $1.7 million investment). We continue to build our syndicate of broker-dealers and clearing firms.
    In June 2015, we invested $3.0 million into a joint venture with the principals of Pearlmark Real Estate Partners, LLC to sponsor and manage private institutional real estate funds. The joint venture, Pearlmark Real Estate, LLC, or Pearlmark, will focus on managing institutional real estate investments. We have made additional investments in Pearlmark totaling $5.0 million through April 2016, which completes our contractual funding requirement.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 18 CLOs with a total par value of approximately $9.2 billion since the formation of the joint venture in 2012. We expect to continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.

In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.2% interest. As of March 31, 2016, LEAF managed $811.0

Back to Index

Back to Index

million of commercial leases and notes. In addition, LEAF Financial Corporation, or LEAF Financial, our wholly-owned subsidiary, currently manages one sponsored commercial lease investment partnership (one other partnership had been liquidated in July 2015 and two others during 2014).
Our consolidated net income attributable to common shareholders was $3.0 million for the three months ended March 31, 2016.
Assets Under Management
We increased our assets under management by $1.8 billion to $22.4 billion at March 31, 2016 from $20.6 billion at March 31, 2015. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	March 31,		Increase (decrease)
	2016	2015	Amount	Percentage
Financial fund management (2)	$17,594	$16,323	$1,271	8%
Real estate (3)	4,004	3,567	437	12%
Commercial finance	811	692	119	17%
	$22,409	$20,582	$1,827	9%

Net assets under management (4)	$9,450	$9,975	$(525)	(5)%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The $1.3 billion net increase in financial fund management assets primarily reflects a $1.8 billion increase in assets managed by CVC Credit Partners offset, in part, by reductions in the eligible collateral bases of our ABS and trust preferred securities portfolios by $(441.0) million and $(103.9) million, respectively, resulting from defaults, paydowns, sales and calls.

(3)
The $437.0 million net increase in real estate assets primarily reflects a $421.0 million increase in Opportunity REIT II assets in conjunction with the completion of its equity raise and $112.0 million increase in Opportunity REIT I, offset, in part, by a $(267.0) million decrease in the assets managed by our real estate partnerships as some of the earlier funds were liquidated.

(4)	Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements.
Our assets under management are primarily managed through various investment entities including CDOs and CLOs; public and private limited partnerships; tenant-in-common, or TIC, property interest programs; three REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of March 31, 2016 (1)
Financial fund management	50	14	—	15
Real estate	6	5	3	5
Commercial finance	—	1	—	1
	56	20	3	21
As of March 31, 2015 (1)
Financial fund management	47	12	—	11
Real estate	5	8	6	5
Commercial finance	—	2	—	2
	52	22	6	18

(1)	All of our operating segments manage assets on behalf of RSO.
As of March 31, 2016 and 2015, we managed assets in the following classes for the accounts of institutional and individual investors, RSO and for our own account (in millions):

Back to Index

Back to Index

	March 31, 2016				March 31, 2015
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$13,077	$594	$—	$13,671	$11,870
Trust preferred securities (1)	3,070	—	—	3,070	3,173
Asset-backed securities (1)	406	—	—	406	847
Mortgage and other real estate-related loans (2)	7	1,956	—	1,963	1,894
Real properties (2)	1,932	—	16	1,948	1,629
Commercial finance assets (3)	811	—	—	811	692
Private equity and other assets (1)	142	398	—	540	477
	$19,445	$2,948	$16	$22,409	$20,582

Net assets under management (4)	$7,036	$2,398	$16	$9,450	$9,975

(1)	We value these assets at their amortized cost.

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

Back to Index

Back to Index

Employees
As of March 31, 2016, we had 682 full-time employees, a decrease of 23 (3%) from March 31, 2015. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
March 31, 2016
Investment professionals	93	69	19	5
Other	115	41	23	51
	208	110	42	56
Property management	474	474	—	—
Total	682	584	42	56

March 31, 2015
Investment professionals	89	72	14	3
Other	101	39	13	49
	190	111	27	52
Property management	515	515	—	—
Total	705	626	27	52
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended March 31,
	2016	2015
Fund management revenues (1)	$20,751	$18,100
Finance and rental revenues (2)	1,296	2,350
RSO management fees (3)	3,882	3,368
Other revenues	39	21
	$25,968	$23,839

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
We provide a more detailed discussion of the revenues generated by each of our business segments under “-Results of Operations:  Real Estate”, “-Financial Fund Management” and “-Commercial Finance.”

Back to Index

Back to Index

Results of Operations:  Real Estate
During 2016, our primary focus will be our continued fundraising efforts for Innovation Office REIT and DIF as well as the commencement of capital raising for Apartment REIT III and CIF.
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

•
the development and expansion of our liquid alternative investment product platform for investments that offer higher levels of income, lower volatility and, because they include publicly-traded vehicles, greater liquidity as compared to traditional real estate investments. Our current platform includes the DIF and the CIF; and

•
to a significantly lesser extent, the management and resolution of a portfolio of real estate property interests that we acquired at various times between 1991 and 1999, which we collectively refer to as our legacy portfolio.

The following table sets forth information related to real estate assets managed (1) (in millions):

	March 31,
	2016	2015
Assets under management: (1)
Commercial real estate debt	$1,807	$1,682
Opportunity REIT I	1,070	958
Opportunity REIT II	552	131
Real estate investment funds and programs	250	517
Residential mortgages for RSO	149	205
Liquid alternatives	93	38
Pearlmark	64	—
Others	3	5
Legacy portfolio	16	16
Institutional portfolio	—	15
	$4,004	$3,567

Net assets under management	$3,972	$3,564

(1)	For information on how we calculate assets under management, see "Assets Under Management” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2016, our fee income will depend significantly upon the success of the Opportunity REITs and the timing of their acquisitions, refinancings and dispositions.

Back to Index

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Management fees:
Asset management fees	$4,645	$3,352
Property management fees	3,044	2,932
REIT management fees from RSO	3,102	2,752
Broker-dealer fees	844	1,692
	11,635	10,728
Other:
Rental property income	1,207	1,193
Master lease revenues	—	1,145
Fee income from sponsorship of investment entities	4,874	3,228
Equity in gains (losses) of unconsolidated entities	1,447	672
	$19,163	$16,966
Costs and expenses:
General and administrative expenses	$6,186	$4,964
Property management expenses	2,713	2,409
Broker-dealer expenses	1,214	2,278
Master lease expenses	27	968
Rental property expenses	878	880
	$11,018	$11,499
Revenues − Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015
Revenues from our real estate operations increased $2.2 million (13%) to $19.2 million for the three months ended March 31, 2016, from $17.0 million for the three months ended March 31, 2015.  We attribute this increase in revenues primarily to the following:
Management fees

•
a $1.3 million increase in asset management fees, due principally to an increase in fees earned from Opportunity REIT I and Opportunity REIT II in conjunction with the increase in their combined assets;

•
a $350,000 increase in management fees from RSO, due to a $770,000 prior period adjustment, partially offset by a decrease in the base management fees due to a decrease in the equity capital of RSO upon which the fee is based;

•
a $112,000 increase in property management fees, also due principally to an increase in fees earned from Opportunity REIT I and Opportunity REIT II in conjunction with the increase in their combined asset base; and

•
an $848,000 decrease in dealer-manager fees. During the quarter ended March 31, 2016, we raised $42.5 million for Opportunity REIT II as compared to $91.0 million during the quarter ended March 31, 2015. Our broker-dealer subsidiary, Resource Securities, Inc., was the dealer-manager for the offering.

Other revenues

•	a $1.6 million increase in fee income from sponsored investment entities in connection with the purchase and third-party financing of properties by those entities, as follows:

•	during the three months ended March 31, 2016, we earned $4.9 million in fees primarily from the following activities:

•	the acquisition of two properties (valued at $117.3 million);

Back to Index

Back to Index

•	the sale of two properties (valued at $68.2 million); and

•	the financing of one property (with $28.8 million face value of debt).

•	in comparison, during three months ended March 31, 2015, we earned $3.2 million in fees, primarily from the following activities:

•	the acquisition of three properties (valued at $92.5 million);

•	the sale of three properties (valued at $68.5 million); and

•	the financing of two properties (with $39.2 million face value of debt).

•	a $775,000 increase in equity in earnings of unconsolidated entities; and

•	a $1.1 million decrease in master lease revenues due to the sale of the underlying property in July 2015.
Costs and Expenses - Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015
Costs and expenses of our real estate operations decreased $481,000 (4%) to $11.0 million for the three months ended March 31, 2016, from $11.5 million for the three months ended March 31, 2015. We attribute this decrease in costs and expenses primarily to the following:

•	a $1.1 million decrease in broker-dealer expenses, reflecting the $774,000 decrease in sales commissions associated with the close of fundraising on behalf of Opportunity REIT II during early 2016;

•	a $941,000 decrease in master lease expenses due to the sale of the underlying property in July 2015;

•
a $1.2 million increase in general and administrative expenses, primarily reflecting a $607,000 increase in compensation expense (in conjunction with the higher number of employees and related wages as a result of the increase in real estate assets under management and a $540,000 increase in marketing and travel expenses associated with fundraising and acquisition activities; and

•	a $304,000 increase in property management expenses, primarily wages and benefits associated with increased staffing levels required to manage the higher number of properties under management.

Results of Operations:  Financial Fund Management
General. We conduct our financial fund management operations primarily through seven separate operating entities:

•
CVC Credit Partners, a joint venture between us and an unrelated third-party, finances, structures and manages investments in bank loans, high yield bonds and equity investments through CLO issuers and managed accounts, and three credit opportunities funds;

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

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which hold investments in financial institutions; and

•
Pelium Capital Management, LLC serves as the manager for Pelium Capital Partners, LP, , or Pelium, a hedge fund with primary holdings in CDO/CLO note and equity positions, CMBS and warehouse facilities.

Back to Index

Back to Index

The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

Assets under management (1):	Institutional and Individual Investors	RSO	Total by Type
March 31, 2016
CVC Credit Partners	$13,077	$594	$13,671
Trapeza	3,070	—	3,070
Ischus	406	—	406
Other partnerships and funds	49	398	447
	$16,602	$992	$17,594

Net assets under management	$5,036	$442	$5,478

March 31, 2015
CVC Credit Partners	$10,787	$1,083	$11,870
Trapeza	3,173	—	3,173
Ischus	847	—	847
Other partnerships and funds	58	375	433
	$14,865	$1,458	$16,323

Net assets under management	$5,898	$501	$6,410

(1)	For information on how we calculate assets under management and net assets under management, see "Assets Under Management" above.
CVC Credit Partners
As of March 31, 2016, CVC Credit Partners has sponsored, structured and/or currently manages $13.7 billion in assets across 30 CLO issuers and 14 separately managed accounts for institutional and individual investors, including $593.7 million in assets managed on behalf of RSO, consisting principally of U.S. and European bank loans and corporate bonds.
For the CLOs it manages, CVC Credit Partners earns average fees of 0.15% (senior) and 0.31% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.84% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During the three months ended March 31, 2016 and 2015, we received 75% of the incentive management fees generated by six and six legacy Apidos CLOs, respectively, three of which were called in the first quarter of 2016.
Resource Capital Markets
Our Resource Capital Markets group primarily generates fees from the following activities:

•	Introductory agent - connecting buyers and sellers in structured security transactions for which fees vary by transaction;

•	Auction agent - assisting with the auction process of securities for third-party CDO and CLO managers;

•	Structuring and placement - assisting with the structuring of assets and placement of debt and equity securities in CLO transactions managed by third-party managers;

•
Trading portfolio - our Board of Directors approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. At March 31, 2016, we had an investment of $1.3 million in a proprietary trading portfolio and an investment of $1.4 million in RCM Global, LLC, or RCM Global, a venture between us, RSO and certain related parties that holds a portfolio of available-for-sale securities; and

Back to Index

Back to Index

•
Pelium Capital Partners, L.P. - managing a portfolio with a net asset value of $27.9 million, principally consisting of credit-related instruments and securities for our own account and for the account of RSO.

We manage RCM Global and Pelium on behalf of ourselves and RSO.
Northport
Our Northport group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. Northport's middle market loan portfolio totaled $326.1 million across 30 loans at March 31, 2016.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manages 13 CDO issuers holding approximately $3.1 billion in par value of outstanding trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at March 31, 2016.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. On average, we earn 0.13% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored and manages seven CDO issuers for institutional and individual investors, which hold approximately $406.2 million in real estate ABS, including RMBS, CMBS and credit default swaps at March 31, 2016.
On average, we earn 0.07% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.
RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined market value of $64.5 million ($47.6 million cost basis) of investments in financial institutions at March 31, 2016. We derive revenues from these operations through annual management fees, based on an average of 1.83% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold limited partnership interests in five of these partnerships.
PELIUM

Through Pelium, we manage a $25.6 million portfolio consisting of CDO and CLO note and equity positions, CMBS and a CLO warehouse interest. We derive revenues from this fund through an annual management fee of 1.50% of net assets managed and have the ability to earn an incentive fee of 20% above an 8% hurdle rate. Currently, we do not earn a management fee due to the affiliated nature of the fund investors.

Back to Index

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management (or RFFM) operations, inclusive of the operating results of Pelium, a consolidated VIE (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Fund management fees	$659	$742
Fund management fees - incentive	2,028	781
RSO management fees	780	616
Structuring and placement fees	41	140
Loan origination fees	1,149	884
Introductory agent fees	128	118
Equity in earnings of unconsolidated CDO issuers	302	288
Equity in earnings of CVC Credit Partners	916	637
Gains, net, on trading securities	22	5
Other revenues	16	14
	6,041	4,225
Limited and general partners' interests:
Fair value adjustments	73	334
Operations	89	73
LLC member interests	74	505
	236	912
RFFM revenues	6,277	5,137
Revenues from consolidated VIE - Pelium	452	1,738
RFFM revenues - consolidated	$6,729	$6,875

Costs and expenses:
RFFM general and administrative expenses	$3,590	$2,990
General and administrative expenses from consolidated VIE - Pelium	90	73
General and administrative expenses - RFFM consolidated	$3,680	$3,063
Revenues − Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015
RFFM revenues increased $1.1 million (22%) to $6.3 million for the three months ended March 31, 2016 from $5.1 million for three months ended March 31, 2015. We attribute this increase in revenues primarily to the following:

•
a $1.2 million increase in fund management incentive fees primarily as a result of the call of three legacy Apidos CLOs. In conjunction with the sale of Apidos to CVC Credit Partners, we retained a 75% interest in the incentive fees earned by the legacy Apidos CLOs, which depend on CLO performance. A portion of the incentive fees we received were determined to be a reduction of our preferred interest investment in unconsolidated loan manager;

•	a $164,000 increase in RSO management fees, primarily due to a prior period adjustment;

•
a $265,000 increase in loan origination fees earned by Northport in connection with the closing of $57.8 million in middle market loans issued by RSO as compared to $46.9 million for the prior year quarter; and

•	a $279,000 increase in earnings generated by CVC Credit Partners, including net foreign currency gains of $339,000.
These increases were partially offset by:

•
a $676,000 decrease in earnings from our limited and general partner interests and LLC member interests, which include a $415,000 decrease in equity in earnings from our investment in RCM Global and a $223,000 decrease in

Back to Index

Back to Index

Pelium’s positive mark to market adjustment compared to the prior year quarter's positive adjustment as a result of market fluctuations.

Costs and Expenses − Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015
RFFM costs and expenses increased $600,000 (20%) to $3.6 million for the three months ended March 31, 2016 from $3.0 million for the three months ended March 31, 2015, primarily due to new fund startup costs as well an increase in wages and benefits reflecting personnel increases needed to manage the increase in funds and assets under management.
Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF increased by $119.0 million to $811.0 million as compared to $692.0 million at March 31, 2015. This increase primarily reflects increases of $59.0 million in the LEAF portfolio and $6.0 million in the assets managed for others. Of the four initial investment partnerships we sponsored and managed, two were liquidated during the second and fourth quarters of 2014 and another was liquidated in July 2015. As of March 31, 2016 and 2015, LEAF managed approximately 69,700 and 60,000 leases and loans for itself, other third-parties and its investment partnerships, with an average original finance value of $20,200 and $19,600 and an average term of 52 and 52 months, respectively.
The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	March 31,
Assets under management (1):	2016	2015
LEAF	$661	$602
Managed for others	149	83
Others, including commercial finance investment partnerships	1	7
	$811	$692

(1)	For information on how we calculate assets under management, see “Assets Under Management” above.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Equity in losses of unconsolidated investment entities and LEAF	$(4)	$(15)
Commercial finance revenues	80	13
	$76	$(2)
Costs and expenses:
General and administrative expenses - wage and benefit costs	$59	$90
General and administrative expenses - other	333	489
	$392	$579
Commencing December 1, 2010, we agreed to waive all future management fees from our commercial finance investment partnerships due to their reduced equity distributions as a result of the impact of the recession on their respective cash flows. Accordingly, we waived $7,000 and $49,000 of fund management fees from these entities during the three months ended March 31, 2016 and 2015, respectively.
Results of Operations:  Other Costs and Expenses
General and Administrative Expenses

Back to Index

Back to Index

General and administrative costs increased $1.6 million (48%) to $4.9 million for the three months ended March 31, 2016, from $3.3 million for the three months ended March 31, 2015. Wages and benefits increased $663,000 to $2.6 million for the three months ended March 31, 2016, from $2.0 million for the three months ended March 31, 2015, primarily related to increases in salaries and bonuses (including equity compensation). For the three months ended March 31, 2016, consulting and legal related costs increased by $397,000, primarily due to ongoing legal and regulatory matters, computer equipment maintenance increased by $87,000 for additional software licenses and rent increased by $63,000 related to the expansion of our offices at our Philadelphia Navy Yard office.
Provision for Credit Losses
The following table sets forth our provision (reduction in the provision) for credit losses as reported by segment (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Commercial finance:
Receivables from managed entities	$—	$256
Leases and loans	105	32
Real estate:
Receivables from managed entities	—	113
Rent receivables	4	1
	$109	$402
During the three months ending March 31, 2016, we recorded a provision of $105,000 on the portfolios assumed in connection with the liquidation of two of the commercial finance partnerships. For the three months ending March 31, 2015, we had estimated, based on projected cash flows, that one of our commercial finance partnerships would not have sufficient funds to pay a portion of its accrued management fees and, accordingly, recorded a provision of $256,000.
During the three months ended March 31, 2015, due to shortfalls in the projected cash flows of one of our real estate investment partnerships, we recorded a provision of $113,000.
Depreciation Expense
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Real estate property investments	$143	$137
Other operating segments - primarily depreciation on fixed assets	361	320
Total depreciation expense	$504	$457
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three months ended March 31, 2016 and 2015, corporate interest consists primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. The real estate segment interest reflects the mortgage on the hotel property in Savannah, Georgia. The following table reflects interest expense by segment (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Corporate	$269	$238
Real estate	171	183
	$440	$421
Net (Income) Loss Attributable to Noncontrolling Interests

Back to Index

Back to Index

We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Real estate - hotel property (1)	$(5)	$(5)
Real estate - Australian joint venture (2)	—	13
Financial fund management - Pelium Capital (3)	(361)	(1,665)
	$(366)	$(1,657)

(1)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(2)	Reflected the 25% interest held by our partner in an Australian joint venture which was dissolved during 2015.
(3) The Pelium fund is a VIE that we consolidate. The noncontrolling interest is the portion of the fund that is owned by RSO.
Income Taxes
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a provision of 42% for the three months ended March 31, 2016 as compared to 45% for the three months ended March 31, 2015. The change in the income tax rate primarily relates to the lesser impact of discrete tax adjustments relative to pre-tax earnings for the three months ended March 31, 2016. Excluding those discrete tax items, our effective income tax rate would have been 39% for the three months ended March 31, 2016 as compared to 40% for the prior year period.

The tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings and the level of our tax credits. We take certain of these and other factors, including our history of pretax earnings, into account in assessing our ability to realize our net deferred tax assets.  We are subject to examination by the U.S. Internal Revenue Service, or IRS, and other taxing authorities in certain states in which we have significant business operations. We are currently undergoing a Kansas income tax examination for tax years 2011 through 2013 and a Philadelphia income tax examination for tax years 2011 through 2013. We are no longer subject to U.S. federal income tax examinations for years before 2011 and are no longer subject to state and local income tax examinations for years before 2008.

Back to Index

Back to Index

Liquidity and Capital Resources
Our analysis of liquidity and capital reserves excludes the liquidity of our consolidated VIE, Pelium, as we do not have access to, or the ability to utilize, any of Pelium's assets, nor do we have any obligation or liability with respect to any of its liabilities or borrowings.
As an asset manager, our liquidity needs consist principally of capital needed to make investments and to pay our operating expenses (principally wages, benefits and interest expense). Our ability to meet our liquidity needs will be subject to our ability to generate cash from operations, and, with respect to our investments, our ability to raise investor funds.
At March 31, 2016, our liquidity consisted of three primary sources:

•	cash on hand of $18.3 million;

•	$9.0 million of availability under two corporate credit facilities; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at March 31, 2016 consisted of three property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
Refinancing and Repayment of Our Debt. In November 2013, we amended our credit facility with Republic First Bank to extend the maturity date to December 28, 2016. In April 2014, we amended our credit facility with TD Bank to extend the maturity date to December 31, 2017 and increased the maximum borrowing capacity from $7.5 million to $11.5 million. In January 2016, due to a market decline in the value of the pledged securities, availability under the line of credit was reduced to $7.5 million. Additionally, in August 2014, we modified our Senior Notes to extend the maturity date to March 31, 2018 and to include an early redemption feature.
As of March 31, 2016, our total borrowings outstanding of $20.6 million included $10.0 million of indebtedness under our Senior Notes, $9.8 million of mortgage debt (secured by the underlying property) and $775,000 of other debt.
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
Dividends
For the three months ended March 31, 2016 and 2015, we paid cash dividends of $1.1 million and $1.3 million, respectively, which were funded from cash flows generated from operations. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at March 31, 2016 (in thousands):

Back to Index

Back to Index

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$9,822	$229	$504	$572	$8,517

Recourse to us:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	775	380	395	—	—
	10,775	380	10,395	—	—

Operating lease obligations	11,595	2,494	4,427	2,670	2,004
Other long-term liabilities	6,504	817	1,544	1,392	2,751
Total contractual obligations	$38,696	$3,920	$16,870	$4,634	$13,272

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2016 - less than 1 year: $1.6 million; 1-3 years:  $2.4 million; 3-5 years:  $1.1 million; and after 5 years: $200,000.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$803	$803	$—	$—	$—
Total commercial commitments	$803	$803	$—	$—	$—
As of March 31, 2016, except for executive compensation, we did not believe it was probable that any payments would be required under any of our commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. Our commitments and contingencies as of March 31, 2016 were as follows:
Corporate
Broker-Dealer Capital Requirement. Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $259,000 as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016 and December 31, 2015, Resource Securities net capital was $1,002,000 and $1.0 million, respectively, which exceeded the minimum requirements by $902,000 and $780,000, respectively.
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
Financial fund management
Clawback liability.  One of our structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to us ($1.3 million as of March 31, 2016) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of March 31, 2016, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Capital commitments. We are committed to fund the following investments:

Back to Index

Back to Index

Fund capital commitments. In connection with our investment in CVC Credit Partners, in its capacity as the fund manager for some of its managed accounts/funds, is contractually committed to invest capital along with third-party investors. Accordingly, as of March 31, 2016, our pro-rata portion of the unfunded capital commitments totaled $5.3 million across five such funds/accounts. We expect these unfunded commitments to be called over the next two years.

On April 11, 2016, we signed an agreement to create a new joint venture, RRA CP LLC, along with two other members, to manage pools of residential real estate first and second lien loans and lines of credit, and other residential mortgage assets and residential real estate properties.  We will have a 5% interest and will serve as the managing member of the joint venture. The joint venture’s planned initial investment is for approximately $25.0 million, of which we will be committed to fund approximately $1.2 million.  This commitment is payable upon the execution of the final purchase and sale agreement which is planned to occur in May 2016.
Real estate
REIT capital commitment. As a specialized asset manager, we sponsor and manage investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  With respect to Apartment REIT III, in addition to the $200,000 initial capital investment, we are committed to invest up to 1% of the first $100.0 million of equity raised to a maximum of $1.0 million. The liability for this commitment will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitment. In connection with the Pearlmark joint venture, we are committed to fund up to $8.0 million, of which $7.0 million had been funded as of March 31, 2016. This funding is reflected as our investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors. In April 2016, we funded an additional $1.0 million, thereby completing our commitment.

In connection with the formation of Pearlmark's first fund offering, Pearlmark Mezzanine Realty Partners IV, L.P., we are committed to contribute up to a maximum of $1.7 million as a General Partner of the fund. As of March 31, 2016, we have funded $378,000 of that commitment.
Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of our commercial finance partnerships, we provided a guarantee whereby we will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the due date. As of March 31, 2016, the lease is current and there is no indication that this payment will not be made timely; accordingly, no liability has been recorded for this contingency.
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

Back to Index

Back to Index

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

Trading Portfolio
From time to time, we may have an interest in a VIE through the investments we make as part of our trading activities.  Because of the high volume of trading activity we experience, we do not perform a formal assessment of each individual investment within our trading portfolio to determine if the investee is a VIE and if we are a primary beneficiary.  Even if we were to obtain a variable interest in a VIE through our trading portfolio, we would not typically be deemed to be the primary beneficiary as we do not usually obtain the power to direct activities that most significantly impact the investee’s financial performance.  In the extremely unlikely case that we somehow obtained the power to direct and a significant variable interest in an investee in our trading portfolio that was a VIE, any such control would be temporary due to the rapid turnover within the trading portfolio.

Consolidated VIE - Pelium
Pelium was determined to be a VIE that we manage and in which we have invested $5.0 million for a 20% limited partner interest. Based on our evaluation, we concluded that we are the primary beneficiary and, accordingly, consolidate Pelium. However, the assets of Pelium are held solely to satisfy Pelium's obligations and the creditors of Pelium have no recourse against our assets. The following are the carrying amounts of the assets and liabilities of Pelium that are reflected in our consolidated balance sheets (in thousands):

Balance Sheet Account - Pelium	March 31, 2016	December 31, 2015
Cash	$570	$377
Receivables	2,377	2,345
Investment securities, at fair value	25,610	24,712
Other assets	93	98
	$28,650	$27,532

Accrued expenses and other liabilities	$766	$99

VIEs not consolidated
We have a retained preferred equity interest in the legacy Apidos-CVC CLOs. In addition, we have investments in and manage the structured finance entities that hold investments in asset-backed securities (“Ischus entities”) and trust preferred assets (“Trapeza entities”). All of these entities were determined to be VIEs that we do not consolidate as do not have the obligation of, or right to, losses or earnings that would be significant to those entities. We have not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at March 31, 2016.

The following table presents the carrying amounts of the assets in our consolidated balance sheets that relate to our variable interests in identified nonconsolidated VIEs that we manage and our maximum exposure to loss associated with these VIEs in which we hold variable interests at March 31, 2016 (in thousands):

Back to Index

Back to Index

	Receivables from Managed Entities and Related Parties, Net	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$—	$—	$—
Trapeza entities	—	751	751
	$—	$751	$751

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
Debt
At March 31, 2016, we had two secured revolving credit facilities for general business use. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuation.
All other debt as of March 31, 2016 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuation.
Trading Securities
Our trading security investments are a source of market risk. As of March 31, 2016, our trading security portfolio was comprised of $1.4 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming a 10% decrease in the market value of these investments as of March 31, 2016, the hypothetical loss would be approximately $144,000.
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

Back to Index

Back to Index

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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

Back to Index

PART II. OTHER INFORMATION
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the three months ended March 31, 2016 of our equity securities that are registered under Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 2016	561,134	$6.19	561,134	$7,835,459
February 2016	—	$—	—	$7,835,459
March 2016	—	$—	—	$7,835,459
	561,134	$6.19

(1)	The average price per share as reflected above includes broker fees and commissions.

(2)	On August 18, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million in shares of our common stock.
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

RESOURCE AMERICA, INC.
(Registrant)

May 9, 2016	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Senior Vice President and Chief Financial Officer

May 9, 2016	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer

Back to Index