Form 10-Q
period 2016-06-30
RESOURCE AMERICA, INC.
filed 2016-08-08
CIK 83402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock on July 28, 2016 was 20,786,938 shares.

Back to Index

Back to Index

RESOURCE AMERICA, INC. AND SUBSIDIARIES
INDEX TO QUARTELY REPORT
ON FORM 10-Q

Back to Index

Back to Index

PART I
ITEM 1.    FINANCIAL STATEMENTS.
RESOURCE AMERICA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$26,522	$24,132
Restricted cash	1,228	937
Receivables	1,624	1,424
Loans and receivables from managed entities and related parties, net	23,970	26,667
Investments in real estate, net	16,100	16,022
Investment securities, at fair value	43,916	47,476
Investments in unconsolidated loan manager	31,617	32,616
Investments in unconsolidated entities	24,278	17,553
Property and equipment, net	4,712	5,371
Deferred tax assets, net	27,332	29,264
Other assets	9,916	9,519
Total assets	$211,215	$210,981

LIABILITIES AND EQUITY
Liabilities:
Accrued expenses and other liabilities	$26,360	$27,184
Payables to managed entities and related parties	4,365	3,145
Borrowings, net	20,272	20,533
Total liabilities	50,997	50,862

Commitments and contingencies

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; none outstanding	—	—
Common stock, $.01 par value, 49,000,000 shares authorized; 35,865,433 and 34,973,987 shares issued (including nonvested restricted stock of 1,730,069 and 1,095,238), respectively	348	339
Additional paid-in capital	313,532	311,491
Accumulated deficit	(30,304)	(30,676)
Treasury stock, at cost; 15,036,154 and 14,460,024 shares, respectively	(143,209)	(139,858)
Accumulated other comprehensive loss	(4,367)	(3,533)
Total stockholders’ equity	136,000	137,763
Noncontrolling interests	24,218	22,356
Total equity	160,218	160,119
Total liabilities and equity	$211,215	$210,981

The accompanying notes are an integral part of these statements
Back to Index

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Real estate	$18,467	$21,116	$37,630	$38,082
Financial fund management	7,543	6,167	14,272	13,042
Commercial finance	129	2	205	—
Total revenues	26,139	27,285	52,107	51,124
COSTS AND EXPENSES:
Real estate	10,204	12,082	21,222	23,581
Financial fund management	4,825	3,238	8,505	6,301
Commercial finance	400	458	792	1,037
Transaction costs	4,040	—	4,040	—
General and administrative	4,452	4,181	9,335	7,478
Provision for credit losses	(102)	276	7	678
Depreciation and amortization	506	515	1,010	972
Total expenses	24,325	20,750	44,911	40,047
OPERATING INCOME (LOSS)	1,814	6,535	7,196	11,077

OTHER INCOME (EXPENSE):
Gain (loss) on sale of investment securities, net	134	—	632	—
Impairment on investments in available for sale securities	(803)	(4,346)	(901)	(4,346)
Interest expense	(434)	(455)	(874)	(876)
Other income (expense), net	369	689	876	1,003
Total other income (expense)	(734)	(4,112)	(267)	(4,219)
Income (loss) from continuing operations before taxes	1,080	2,423	6,929	6,858
Income tax provision (benefit)	(130)	857	2,316	2,101
Net income (loss)	1,210	1,566	4,613	4,757
Net (income) loss attributable to noncontrolling interests	(1,482)	(1,365)	(1,848)	(3,022)
Net income (loss) attributable to common shareholders	$(272)	$201	$2,765	$1,735

Basic earnings (loss) per share:
Net income (loss)	$(0.01)	$0.01	$0.13	$0.08
Weighted average shares outstanding	20,835	22,867	20,722	22,915

Diluted earnings (loss) per share:
Net income (loss)	$(0.01)	$0.01	$0.13	$0.08
Weighted average shares outstanding	20,835	23,135	21,005	23,186

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$1,210	$1,566	$4,613	$4,757

Other comprehensive income (loss):
Unrealized gains (losses) on investment securities available-for-sale, net of tax of $400, $(429), $(448) and $(883)	415	(626)	(975)	(1,327)
Less: reclassification for (gains) losses realized, net of tax of $0, $(216), $0 and $(433)	—	(242)	—	(483)
	415	(868)	(975)	(1,810)
Minimum pension liability adjustments, net of tax of $0, $9, $0 and $18	—	(9)	—	(18)
Less: reclassification for (gains) losses realized, net of tax of $51, $50, $102 and $99	71	56	141	112
	71	47	141	94
Foreign currency translation adjustments, net of tax of $0, $0, $0 and $1	—	—	—	2
Subtotal - other comprehensive income (loss)	486	(821)	(834)	(1,714)

Comprehensive income (loss) attributable to common shareholders	$1,696	$745	$3,779	$3,043

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(dollars in thousands)
(unaudited)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	20,513,963	$339	$311,491	$(30,676)	$(139,858)	$(3,533)	$137,763	$22,356	$160,119
Net income (loss)	—	—	—	2,765	—	—	2,765	1,848	4,613
Treasury shares issued	42,006	—	(186)	—	401	—	215	—	215
Stock-based compensation	891,446	9	2,227	—	—	—	2,236	—	2,236
Repurchases of common stock	(618,136)	—	—	—	(3,752)	—	(3,752)	—	(3,752)
Dividends declared on common stock	—	—	—	(2,393)	—	—	(2,393)	—	(2,393)
Other	—	—	—	—	—	—	—	14	14
Other comprehensive income (loss)	—	—	—	—	—	(834)	(834)	—	(834)
Balance, June 30, 2016	20,829,279	$348	$313,532	$(30,304)	$(143,209)	$(4,367)	$136,000	$24,218	$160,218

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index

RESOURCE AMERICA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,613	$4,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,048	1,004
Provision for credit losses	7	678
Unrealized (gain) loss on trading securities	(261)	(1,333)
Equity in (earnings) losses of unconsolidated entities	(6,920)	(5,732)
Distributions from unconsolidated entities	7,553	4,056
Principal payments received on trading securities held by consolidated VIE - Pelium	4,732	942
Impairment on investments in available for sale securities	901	4,346
(Gain) loss on sales of investment securities, net	(632)	—
Deferred income tax provision (benefit)	2,077	2,052
Equity-based compensation issued	2,050	1,604
(Gain) loss on trading securities	(188)	(769)
Trading securities purchases and sales, net	(126)	(11,923)
Changes in operating assets and liabilities	3,113	(344)
Net cash provided by (used in) operating activities	17,967	(662)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60)	(352)
Investments in real estate and unconsolidated real estate entities	(6,756)	(3,295)
Principal payments on leases and loans	93	5
Purchase of loans and investments	(9,057)	(1,945)
Proceeds from sale of loans and investments	6,538	942
Net cash provided by (used in) investing activities	(9,242)	(4,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(293)	(821)
Dividends paid	(2,277)	(2,622)
Proceeds from issuance of common stock	—	1
Repurchases of common stock	(3,474)	(4,652)
(Increase) decrease in restricted cash	(291)	(161)
Contributions from non-controlling interests - Pelium	—	4,425
Net cash provided by (used in) financing activities	(6,335)	(3,830)

Increase (decrease) in cash	2,390	(9,137)
Cash, beginning of year	24,132	33,947
Cash, end of period	$26,522	$24,810

The accompanying notes are an integral part of these statements
(Back to Index)

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
The consolidated financial statements and the information and tables contained in the notes to the consolidated financial statements are unaudited. However, in the opinion of management, these interim financial statements include all adjustments necessary to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
The Company conducts its real estate operations primarily through the following subsidiaries:

•
Resource Real Estate Advisor, LLC manages the activities of Resource Real Estate Opportunity REIT I ("Opportunity REIT I") a public non-traded REIT, which completed its initial public offering in December 2013 having raised a total of $635.0 million. As of June 30, 2016, the Opportunity REIT I manages a portfolio consisting of value-add residential multifamily rental properties and loans valued at $973.7 million;

•
Resource Real Estate Advisor II, LLC manages the activities of Resource Real Estate Opportunity REIT II ("Opportunity REIT II"), a public non-traded REIT, which completed its initial public offering in February 6, 2016 having raised a total of $556.0 million. This fund focuses on acquiring a portfolio consisting of value-add residential multifamily rental properties and loans. As of June 30, 2016, Opportunity REIT II manages a portfolio consisting of value-add residential multifamily rental properties and loans valued at $815.9 million;

•
Resource Apartment Advisor III, LLC will manage the activities of Resource Apartment REIT III, Inc. ("Apartment REIT III"), a public non-traded REIT that will focus on acquiring under-performing apartment communities for renovation. Apartment REIT III will commence an initial public offering of up to $1.0 billion of its common stock in the third quarter of 2016;

•
Resource Innovation Office Advisor, LLC manages Resource Innovation Office REIT, Inc. ("Innovation Office REIT"), a public non-traded REIT, which filed an amended initial public offering of up to $1.0 billion in its common stock at a maximum price of $10.00 for Class A shares and $9.47 for Class T shares. Innovation Office REIT will focus on acquiring office properties and real estate debt secured by office properties;

•
Resource Capital Partners, Inc. acts as the general partner manager and managing member of, and provides asset management services to, the Company's four real estate investment partnerships and three tenant-in-common ("TIC") programs;

•	Resource Real Estate Management, Inc. (“Resource Residential”) provides property management services to the Company's multifamily apartment portfolio;

•
Resource Real Estate Funding, Inc., on behalf of Resource Capital Corp., ("RSO") (NYSE:RSO), a diversified real    estate finance company that conducts its business so as to qualify as a real estate investment trust ("REIT"), manages a commercial real estate debt portfolio comprised principally of whole mortgage loans, and to a lesser extent, first priority interests in commercial mortgage loans ("A notes"), mortgage participations, subordinated interests in commercial mortgage loans ("B notes"), mezzanine debt and related commercial real estate securities. In addition, it manages a separate portfolio of discounted real estate and real estate loans;

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
June 30, 2016
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

•
Northport Capital, LLC ("Northport"), provides middle market loan origination, management and monitoring services to RSO under the RCM Agreement. On August 1, 2016, RSO entered into a purchase agreement to sell Northport business for $247.0 million and retained its portfolio of broadly syndicated loans and one self-originated loan.

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

The Company conducts its commercial finance operations through LEAF Commercial Capital, Inc. (“LEAF”) and LEAF Financial Corporation (“LEAF Financial”). During the quarter ended June 30, 2016, LEAF Financial liquidated its remaining publicly-held investment partnership and assumed the portfolio of leases and loans in settlement of the amount due from that fund. LEAF Financial had previously liquidated the three other commercial finance investment partnerships, one in July 2015 and two during 2014.

Merger Agreement
On May 22, 2016, Resource America, Inc. entered into an Agreement and Plan of Merger (the "Merger Agreement") with C-III Capital Partners LLC ("C-III") and Regent Acquisition Inc., a wholly owned subsidiary of C-III ("the Merger Sub"). The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Sub will merge with and into Resource America, with Resource America continuing as the surviving corporation in the Merger, and that, at the effective time of the Merger, each share of the Company's common stock will be automatically converted into the right to receive $9.78 per share in cash. Acquisition related expenses, which totaled $4.0 million for the three and six months ended June 30, 2016, are reflected as Transaction costs in the consolidated statements of operations. The merger is expected to be completed in the third quarter of 2016.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements reflect the Company's accounts and the accounts of the Company's majority-owned and/or controlled subsidiaries. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 810, as amended by Accounting Standards Update (“ASU”) 2015-2, Amendments to the Consolidation Analysis. The determination of whether or not to consolidate entities under accounting principles generally accepted in the United States (“U.S. GAAP”) requires significant judgment. To make these judgments, management performs an entity-by-entity analysis with consideration of (i) whether the Company has a variable interest in the entity, (ii) whether the entity is a variable interest entity (“VIE”), and (iii) whether the Company is the primary beneficiary of the VIE.
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
June 30, 2016
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
Financing Receivables - Receivables from Managed Entities
The Company performs a review of the collectability of its receivables from managed entities on a quarterly basis, by analyzing future cash flows by managed entity.  Management fees are recorded net of a discount to the extent that they are anticipated to be collected in excess of one year. With respect to the receivables from its commercial finance investment partnerships, this takes into consideration several assumptions by management, primarily concerning estimates of future bad debts and recoveries.  For receivables from its real estate investment entities, the Company estimates the cash flows through the sale of the underlying properties based on projected net operating income as a multiple of published capitalization rates, as reduced by the underlying mortgage balances and priority distributions due to the investors.
Investment Securities
The Company’s investment securities available-for-sale, including investments in the CLO and CDO issuers it sponsored, are carried at fair value.  The fair value of the CLO and CDO investments is based primarily on internally-generated expected cash flow models that require significant management judgment and estimates due to the lack of market activity and the use of unobservable pricing inputs.  Investments in affiliated entities, including the Company's holdings in The Bancorp, Inc. (NASDAQ: TBBK), RSO, Resource Credit Income Fund ("CIF") (NASDAQ: RCIIX), and Resource Real Estate Diversified Income Fund ("DIF") (NASDAQ: RREDX), are valued at the closing prices of the respective publicly-traded stocks.  The Company sold its investment in Resource Real Estate Global Property Securities ("RREGPS"), a Company-sponsored Australian investment fund, in July 2015. The cumulative net unrealized gains (losses) on these investment securities, net of tax, is reported through accumulated other comprehensive income (loss).  Realized gains (and losses) on the sale of investments are determined on the trade date on the basis of specific identification and are included in net operating results. Securities that are held principally for resale in the near term (trading securities) are recorded at fair value with changes in fair value recorded in earnings.
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
Recent Accounting Standards
Newly-Adopted Accounting Standards
The Company’s adoption of the following standards during the six months ended June 30, 2016 did not have a material impact on its consolidated financial position, results of operations or cash flows:

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The guidance was retrospectively applied as of January 1, 2016, which resulted in the reclassification of $214,000 of unamortized debt issuance costs from Other Assets to Borrowings, Net within the consolidated balance sheets as of December 31, 2015.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The goal of this update is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update becomes effective beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information for the Company is as follows (in thousands, except per share data):

	Six Months Ended
	June 30,
	2016	2015
Cash (paid) received:
Interest	$(794)	$(948)
Income tax payments	(1,921)	(1,088)
Refund of income taxes	12	52

Dividends declared per common share	$0.12	$0.12

Non-cash activities:
Repurchase of common stock from employees in exchange for the payment of income taxes	$278	$173
Purchase of equipment on capital leases	—	881
Issuance of treasury stock for the Company's investment savings 401(k) plan	401	271
NOTE 4 - FINANCING RECEIVABLES
The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of June 30, 2016 (in thousands):

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties:
Real estate investment entities	$9,265	$312	$665	$6,980	$7,957	$17,222
Financial fund management entities	1,627	28	21	38	87	1,714
RSO	2,126	—	—	—	—	2,126
Other	2,908	—	—	—	—	2,908
	15,926	340	686	7,018	8,044	23,970
Rent receivables - real estate	168	22	4	2	28	196
Total financing receivables	$16,094	$362	$690	$7,020	$8,072	$24,166

The following table is the aging of the Company’s financing receivables (presented gross of allowance for credit losses) as of December 31, 2015 (in thousands):

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

	Current	30-89 Days Past Due	90-180 Days Past Due	Greater than 181 Days	Total Past Due	Total
Loans and receivables from managed entities and related parties:
Commercial finance investment entities	$—	$16	$73	$1,200	$1,289	$1,289
Real estate investment entities	7,909	392	890	11,955	13,237	21,146
Financial fund management entities	1,582	—	—	—	—	1,582
RSO	2,331	—	—	—	—	2,331
Other	319	—	—	—	—	319
	12,141	408	963	13,155	14,526	26,667
Rent receivables - real estate	192	8	2	4	14	206
Total financing receivables	$12,333	$416	$965	$13,159	$14,540	$26,873

The following table summarizes the activity in the allowance for credit losses for all financing receivables (in thousands):

	Receivables from Managed Entities	Leases and Loans	Rent Receivables	Total
Three Months Ended June 30, 2016:
Balance, beginning of period	$—	$20	$9	$29
Provision for (reversal) of credit losses	—	(94)	(8)	(102)
(Charge-offs)	—	(82)		(82)
Recoveries	—	206	—	206
Balance, end of period	$—	$50	$1	$51

Ending balance, individually evaluated for impairment	$—	$50	$1	$51
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$—	$50	$1	$51

Six Months Ended June 30, 2016
Balance, beginning of period	$—	$130	$5	$135
Provision for (reversal) of credit losses	—	11	(4)	7
(Charge-offs)	—	(324)		(324)
Recoveries	—	233	—	233
Balance, end of period	$—	$50	$1	$51

Ending balance, individually evaluated for impairment	$—	$50	$1	$51
Ending balance, collectively evaluated for impairment	—	—	—	—
Balance, end of period	$—	$50	$1	$51

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

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

Six Months Ended June 30, 2015
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

The Company’s financing receivables (presented exclusive of any allowance for credit losses) relate to the balance in the allowance for credit losses, as follows (in thousands):

As of June 30, 2016:	Receivables from Managed Entities	Rent Receivables	Total
Ending balance, individually evaluated for impairment	$23,970	$—	$23,970
Ending balance, collectively evaluated for impairment	—	196	196
Balance, end of period	$23,970	$196	$24,166

As of December 31, 2015:
Ending balance, individually evaluated for impairment	$26,667	$—	$26,667
Ending balance, collectively evaluated for impairment	—	206	206
Balance, end of year	$26,667	$206	$26,873

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The following table discloses information about the Company’s impaired financing receivables (in thousands):

	Net Balance	Unpaid Balance	Specific Allowance	Average Investment in Impaired Assets
As of June 30, 2016:
Financing receivables with a specific valuation allowance:
Rent receivables – real estate	$—	$—	$1	$—

As of December 31, 2015:
Financing receivables with a specific valuation allowance:
Loans and receivables from managed entities – commercial finance	$—	$—	$—	$13,788
Rent receivables – real estate	—	—	5	—
The Company had no impaired financing receivables without a specific allowance as of June 30, 2016 and December 31, 2015.
Included in Other Assets in the consolidated balance sheet as of June 30, 2016 and December 31, 2015 is a commercial lease portfolio totaling $1.7 million and $1.1 million, respectively, which includes the leases acquired from three of the LEAF investment partnerships upon their liquidation in settlement of balances owed to the Company. As of June 30, 2016, the portfolio was comprised of 57 leases with an average lease balance of $29,900 and a remaining average lease term of 20 months; the aging of the outstanding lease payments was 83% current, 1% past due 30 days and 16% past due 90 days and over. As of December 31, 2015, the portfolio was comprised of 60 leases with an average lease balance of $18,100 and a remaining average lease term of 15 months; the aging of the outstanding lease payments was 80% current, 5% past due 30 days, and 15% past due 90 days and over.

NOTE 5 - INVESTMENTS IN REAL ESTATE
The Company’s investments in real estate, net, consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Properties owned, net of accumulated depreciation of $10,039 and $9,752:
Hotel property (Savannah, Georgia)	$9,755	$9,757
Office building (Philadelphia, Pennsylvania)	908	877
	10,663	10,634
Partnerships and other investments	5,437	5,388
Total investments in real estate, net	$16,100	$16,022

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The Company recorded rental income of $1.9 million and $1.7 million for the three month periods ended June 30, 2016 and June 30, 2015, respectively and $3.1 million and $2.9 million for six month periods ended June 30, 2016 and June 30, 2015, respectively. The contractual future minimum rental income on non-cancelable operating leases included in properties owned for each of the five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands):

2017	$903
2018	853
2019	827
2020	648
2021	291
Thereafter	312
Total	$3,834
NOTE 6 - INVESTMENT SECURITIES
Components of investment securities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Available-for-sale securities	$17,774	$19,509
Trading securities	1,590	1,451
Trading securities - Pelium	24,552	26,516
Total investment securities, at fair value	$43,916	$47,476

Available-for-sale securities.  The following table discloses the pre-tax unrealized gains (losses) relating to the Company’s investments in available-for-sale securities (in thousands):

	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of June 30, 2016:
CLO securities	$7,057	$—	$(412)	$6,645
Equity securities	12,784	6	(1,661)	11,129
Total	$19,841	$6	$(2,073)	$17,774

As of December 31, 2015:
CLO securities	$7,585	$928	$(66)	$8,447
Equity securities	12,784	12	(1,734)	11,062
Total	$20,369	$940	$(1,800)	$19,509
CLO securities.  The CLO securities represent the Company’s retained equity interests in 14 and 15 CLO issuers that CVC Credit Partners has sponsored and manages at June 30, 2016 and December 31, 2015, respectively (see Note 7).  The fair value of these retained interests is impacted by the fair value of the investments held by the respective CLO issuers, which are sensitive to interest rate fluctuations and credit quality determinations. For the six months ended June 30, 2016, the Company adjusted its assumptions with respect to the fair value calculations of its CLO securities based on a change in market conditions, principally the reinvestment price was increased from 99.0 to 99.5, the post reinvestment price was increased from 99.0 to 99.75 and the discount rate was increased to 17%, which resulted in an impairment charge of $901,000. In 2015, the Company adjusted its assumptions by increasing the constant default rate in year one and two and decreasing the prepayment speed in year one which resulted in an impairment charge of $331,000.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Equity securities.  The Company holds 715,396 shares of RSO common stock and 18,972 shares of TBBK common stock, which are pledged as collateral for one of the Company’s secured corporate credit facilities. The Company also holds approximately 10,808 shares of DIF with a fair value of $108,000. The Company has an investment of $1.7 million in the CIF, an interval fund.
Trading securities. For the three and six months ended June 30, 2016, the Company had net gains on trading securities of $175,000, and $197,000 (including unrealized gains (losses) of $(13,000) and $9,000), respectively. For the three and six months ended June 30, 2015, the Company had net gains on trading securities of $22,000 and $28,000, (including unrealized gains of $22,000 and $42,000), respectively. These gains are reflected in Financial Fund Management Revenues on the consolidated statements of operations. Pelium, a consolidated VIE which holds securities with a fair value of $24.6 million at June 30, 2016, recorded realized losses of $412,000 and $7,000 and unrealized gains of $578,000 and $252,000 during the three and six months ended June 30, 2016 and realized gains of $201,000 and $884,000 and unrealized gains of $507,000 and $1.3 million during the three and six months ended June 30, 2015.
Unrealized losses on available-for-sale securities, along with their related fair value, and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2016
CLO securities	$2,229	$(212)	5	$3,640	$(200)	8
Equity securities	1,708	(8)	1	9,308	(1,653)	2
Total	$3,937	$(220)	6	$12,948	$(1,853)	10
December 31, 2015
CLO securities	$2,033	$(38)	3	$805	$(28)	2
Equity securities	1,814	(10)	2	9,128	(1,724)	1
Total	$3,847	$(48)	5	$9,933	$(1,752)	3

The unrealized losses in RSO common stock reflected in the above table are considered to be a temporary impairment due to market factors and not reflective of credit deterioration. Further, because of its intent and ability to hold its investment in RSO, the Company does not consider the unrealized losses to be an other-than-temporary impairment. Unrealized losses related to Pelium fund investments, along with the related fair value and aggregated by the length of time the investments were in a continuous unrealized loss position, are as follows (in thousands, except number of securities):

	Less than 12 Months			More than 12 Months
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
June 30, 2016:
CDO Securities	$10,880	$(1,167)	13	$3,377	$(1,365)	12
CMBS	3,284	(1,192)	3	—	—	—
Other	(4)	(4)	1	—	—	—
Total	$14,160	$(2,363)	17	$3,377	$(1,365)	12

December 31, 2015:
CDO Securities	$10,156	$(3,312)	18	$1,183	$(503)	7
CMBS	2,940	(1,278)	5	—	—	—
Other	2,857	(143)	2	—	—	—
Total	$15,953	$(4,733)	25	$1,183	$(503)	7

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 7 - INVESTMENTS IN UNCONSOLIDATED ENTITIES AND LOAN MANAGER
Investment in Unconsolidated Entities. As a specialized asset manager, the Company develops various types of investment vehicles, which it manages under long-term management agreements or similar arrangements.  The following table details the Company’s investments in these vehicles, including the range of ownership interests owned (in thousands, except percentages):

	Range of Combined Ownership Interests	June 30, 2016	December 31, 2015
Real estate investment entities	1% – 8%	$15,750	$10,169
Financial fund management partnerships	0.01% − 50%	7,932	6,754
Trapeza entities	33% − 50%	596	630
Investments in unconsolidated entities		$24,278	$17,553
During the six months ended June 30, 2016, the Company invested $2.0 million in the Innovation Office REIT, $2.0 million in Apartment REIT III and $2.5 million in Pearlmark. The investment balances reflected in the above table include the Company's equity in the earnings (losses) of the entities, as reduced by any distributions received. Included in real estate investment entities is the Company's $2.5 million investment in Opportunity REIT I, which completed its initial public offering in December 2013, a $1.3 million investment in Opportunity REIT II, which completed its offering in February 2016, a $2.2 million investment in Innovation Office REIT and a $2.2 million investment in Resource Apartment REIT III. The Company accounts for its investments in the Opportunity REITs, Innovation Office REIT and Apartment REIT III on the cost method. As of June 30, 2016, the Company had an investment in Pearlmark of $6.7 million, inclusive of an initial $378,000 general partner contribution to a newly-formed Pearlmark-sponsored fund. The Company accounts for its investment in Pearlmark on the equity method of accounting. The Company has commitments with respect to some of these investments (see Note 19).
Included in financial fund management partnerships is the Company's $3.7 million of investments in several managed credit funds, $2.5 million of investments in the RFIG partnerships which hold investments in financial institutions and a $725,000 investment in RCM Global, LLC ("RCM Global"), a venture between the Company and RSO that holds a portfolio of available-for-sale securities.
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

In accordance with the CVC Credit Partners shareholders' agreement, in July 2015, CVC exercised its option to purchase a 9% portion of the Company's interest in the joint venture, which reduced the Company's LP interest to 24%. In conjunction with the buydown, the Company recorded an impairment charge of $4.3 million on its investment in CVC Credit Partners during the three months ended June 30, 2015. The purchase price, an agreed upon formulaic option price based on finalized 2014 results of the joint venture, was not indicative of its fair value. The remaining interests held by the Company were valued by a third-party valuation firm, which concluded that the fair value exceeded the book value and, as such, there was no further impairment.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Summarized operating data for CVC Credit Partners is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Management fee revenues	$20,401	$15,891	$40,362	$32,629
Costs and expenses	(16,678)	(14,118)	(32,824)	(28,927)
Net income (loss)	$3,723	$1,773	$7,538	$3,702
Portion of net income (loss) attributable to the Company	$893	$580	$1,809	$1,222
The Company accounts for its preferred interest in Apidos on the cost method. As incentive fees are received, in accordance with its preferred interest, the Company receives a distribution of 75% of those amounts which will initially be recorded as income, net of any contractual amounts due to third-parties. Each quarter the Company evaluates the book value of the investment by estimating the fair value of the expected future cash flows from the incentive management fees. To the extent that the estimated fair value of future cash flows is less than the cost basis of the investment, such shortfall will be recorded as a reduction of the preferred interest. During the six months ended June 30, 2016, as a result of cash payouts from three legacy Apidos CLOs that were called, the Company's preferred interest was reduced by $2.8 million to $4.0 million. At such time that the investment has been reduced to zero, all subsequent distributions will be recorded as income.
The Company evaluates all of these investments for impairment on a quarterly basis. There were no identified events that had a significant adverse effect on these investments and, as such, no impairment was recorded.

NOTE 8 - VARIABLE INTEREST ENTITIES
In general, a VIE is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. The Company has variable interests in VIEs through its management contracts and investments in various securitization entities, including CLO and CDO issuers and through equity interests. The Company serves as the asset manager for the investment entities it sponsored and manages. The management fees the Company earns are excluded from its VIE determination as long as the fees are commensurate with the level of effort provided, are market based and similar to what a third party would charge for similar services, and the Company's other interests in the VIE are not significant. If the entity is deemed to be a VIE, the Company must then evaluate whether it is the primary beneficiary of the entity.

Trading Portfolio
From time to time, the Company may have an interest in a VIE through the investments it makes as part of its trading activities.  Because of the high volume of trading activity the Company experiences, the Company does not perform a formal assessment of each individual investment within its trading portfolio to determine if the investee is a VIE and if the Company is a primary beneficiary.  Even if the Company were to obtain a variable interest in a VIE through its trading portfolio, the Company would not typically be deemed to be the primary beneficiary as it does not usually obtain the power to direct activities that most significantly impact the investee’s financial performance.  In the extremely unlikely case that the Company obtained the power to direct and held a significant variable interest in an investee in its trading portfolio that was a VIE, any such control would be temporary due to the rapid turnover within the trading portfolio.

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

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Balance Sheet Account - Pelium	June 30, 2016	December 31, 2015
Cash	$4,418	$377
Receivables	713	2,345
Investment securities, at fair value	24,552	24,712
Other assets	89	98
	$29,772	$27,532

Accrued expenses and other liabilities	$193	$99

VIEs not consolidated
In addition, the Company has investments in and manages the structured finance entities that hold investments in asset-backed securities (“Ischus entities”) and trust preferred assets (“Trapeza entities”). All of these entities were determined to be VIEs that the Company does not consolidate as it does not have the obligation of, or right to, losses or earnings that would be significant to those entities. The Company has not provided financial or other support to these VIEs and has no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2016.

The following table presents the carrying amounts of the assets in the consolidated balance sheets that relate to the Company's variable interests in identified nonconsolidated VIEs that it manages as well as the Company's maximum potential exposure to losses associated with these managed VIEs in which it holds variable interests at June 30, 2016 (in thousands):

	Receivables from Managed Entities and Related Parties, Net	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$—	$—	$—
Trapeza entities	—	596	596
	$—	$596	$596

NOTE 9 - ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the components of accrued expenses and other liabilities (in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and other accrued liabilities (1)	$11,228	$7,919
Supplemental executive retirement plan ("SERP") liability (see Note 14)	6,140	6,454
Accrued wages and benefits	5,225	8,036
Deferred rent	2,152	2,323
Apidos contractual obligation, at fair value (see Notes 7 and 17)	345	615
Dividends declared and not yet paid	1,250	1,132
Insurance notes	20	705
Total accrued expenses and other liabilities	$26,360	$27,184
_____________
(1) Included in accounts payable and other accrued liabilities are $3.7 million of C-III-related transaction costs and expenses.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 10 - BORROWINGS
The credit facilities and other debt of the Company and related borrowings outstanding are as follows (in thousands):

	As of June 30, 2016		December 31, 2015
	Maximum Amount of Facility	Borrowings Outstanding	Borrowings Outstanding
Credit facilities:
TD Bank – secured revolving credit facility (1)	$6,997	$—	$—
Republic Bank – secured revolving credit facility	2,251	—	—
		—	—
Other debt:
Senior Notes		10,000	10,000
Mortgage debt - hotel property		9,767	9,877
Other debt		688	870
Total borrowings outstanding		20,455	20,747
Reduced for deferred financing costs		183	214
Borrowings, net		$20,272	$20,533

(1)	The amount of the TD facility shown has been reduced by $503,000 for an outstanding letter of credit at June 30, 2016.
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
There were no borrowings outstanding on the TD facility as of June 30, 2016 and December 31, 2015.
Republic First Bank (“Republic Bank”). In February 2011, the Company entered into a $3.5 million revolving credit facility with Republic Bank.  The facility bears interest at the prime rate of interest plus 1% with a floor of 4.5%.  The loan is secured by a pledge of 175,000 shares of RSO common stock held by the Company and a first priority security interest in an office building located in Philadelphia, Pennsylvania (see Note 5).  Availability under this facility is limited to the lesser of (a) the sum of (i) 25% of the appraised value of the real estate, based upon the most recent appraisal delivered to the bank and (ii) 100% of the cash and 75% of the market value of the pledged RSO shares held in the pledged account; and (b) 100% of the cash and 100% of the market value of the pledged RSO shares held in the pledged account.  The loan has an unused annual facility fee equal to 0.25%. In November 2013, the Company further amended this facility to extend the maturity date to December 28, 2016 and increase the unused annual facility fee to 0.5%. There were no borrowings under this facility as of June 30, 2016 and December 31, 2015 and the availability was $2.3 million and $2.2 million, respectively.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Senior Notes
The Company's $10.0 million of 9% senior notes (the "Senior Notes") mature on March 31, 2018. The effective interest rate for the three and six months ended June 30, 2016 and June 30, 2015 was 9.1%. The Company may early redeem all or part of the Senior Notes upon notification to the note holders at the redemption price plus any accrued and unpaid interest through to the date of such redemption. The redemption price prior to March 31, 2017 is at a 101% premium to par.
Other Debt - Real Estate and Corporate
Real estate - mortgage. The Company has a mortgage on its hotel property in Savannah, Georgia. The 6.36% fixed rate mortgage matures in September 2021 and requires monthly payments of principal and interest of $71,331. The principal balance outstanding as of June 30, 2016 and December 31, 2015 was $9.8 million and $9.9 million, respectively.
Corporate and real estate - capital leases. As of June 30, 2016, the Company has various capital leases for computer equipment.
Debt Repayments
Annual principal payments coming due on the Company’s total borrowings outstanding for the five succeeding annual periods ending June 30, and thereafter, are as follows (in thousands):

2017	$622
2018	10,543
2019	268
2020	281
2021	301
Thereafter	8,440
Total	$20,455
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
The Company was in compliance with all of its financial debt covenants as of June 30, 2016.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business from transactions and other events and circumstances from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Company include primarily changes in the fair value, net of tax, of its investment securities available-for-sale and the pension liability.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The following are changes in accumulated other comprehensive (loss) income by category (in thousands):

	Investment Securities Available-for-Sale	Foreign Currency Translation Adjustments	SERP Pension Liability	Total
Balance, December 31, 2015, net of tax of $(505), $(4) and $(2,524)	$(34)	$(8)	$(3,491)	$(3,533)
Current-period other comprehensive (loss) income	(975)	—	141	(834)
Balance, June 30, 2016, net of tax of $(955), $2 and $(2,422)	$(1,009)	$(8)	$(3,350)	$(4,367)
Amounts reclassified from accumulated other comprehensive income were reflected in the consolidated financial statements, as follows:

Category	Locations in the consolidated financial statements
Investment securities available-for-sale	Revenues - Financial fund management
SERP pension liability	General and administrative expenses
Foreign currency translation adjustments	Other income

NOTE 12 - NONCONTROLLING INTERESTS
Noncontrolling interests substantially reflects the interest held by RSO in the Pelium fund and, to a lesser extent, the interest held by a related party in the Company's hotel property in Georgia. The following table presents the activity in noncontrolling interests (in thousands):

Six Months Ended June 30, 2016

Noncontrolling interests, beginning of year	$22,356
Net income (loss) attributable to noncontrolling interests	1,848
Other	14
Noncontrolling interests, end of period	$24,218

NOTE 13 - EARNINGS PER SHARE
Basic earnings per share (“Basic EPS”) is computed using the weighted average number of common shares outstanding during the period, inclusive of nonvested share-based awards that are entitled to receive non-forfeitable dividends.  The diluted earnings per share (“Diluted EPS”) computation takes into account the effect of potential dilutive common shares.  Potential dilutive common shares, consisting primarily of outstanding stock options and director deferred shares, are calculated using the treasury stock method.
The following table presents a reconciliation of the shares used in the computation of Basic EPS and Diluted EPS (in thousands):

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares
Basic shares outstanding	20,835	22,867	20,722	22,915
Dilutive effect of outstanding director units and stock options (1)	—	268	283	271
Diluted shares outstanding	20,835	23,135	21,005	23,186

(1) Due to the losses for the three months ended June 30, 2016, director units and stock options outstanding were antidilutive and, therefore, excluded from the Diluted EPS computation. As a result, Basic EPS and Diluted EPS shares were the same. Excluded from the Diluted EPS calculation were 289,000 share equivalents related to outstanding and unissued director units.

NOTE 14 - BENEFIT PLANS
SERP. The Company established a SERP, which has Rabbi and Secular Trust components, for Mr. Edward E. Cohen (“Mr. E. Cohen”), while he was the Company’s Chief Executive Officer.  The plan pays Mr. E. Cohen an annual benefit of $838,000 during his lifetime.
The components of net periodic benefit costs for the SERP were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest cost	$62	$63	$124	$125
Less: expected return on plan assets	(10)	(18)	(20)	(37)
Plus: amortization of unrecognized loss	121	105	243	211
Net cost	$173	$150	$347	$299
Restricted stock.  The value of the restricted stock awarded is based on the closing price of the Company's common stock as of the date of grant. During the six months ended June 30, 2016 and 2015, the Company awarded 847,177 and 440,852 shares of restricted stock valued at $4.0 million and $3.9 million, respectively. Additionally, for the six months ended June 30, 2016 and 2015, there were 45,308 and 45,306 shares earned as part of a performance-based award, which were valued at $411,000 and $420,000, respectively.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 15 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In the ordinary course of its business operations, the Company has sponsored and manages investment entities.  Additionally, it has ongoing relationships with several related entities.  The following table details these receivables and payables (in thousands):

	June 30, 2016	December 31, 2015
Receivables from managed entities and related parties, net:
Real estate investment entities	$17,222	$21,146
Commercial finance investment entity (1)	—	1,289
Financial fund management investment entities	1,714	1,582
Other	178	319
RSO	2,126	2,331
Loan to CVC Credit Partners	2,730	—
Receivables from managed entities and related parties, net	$23,970	$26,667

Payables due to managed entities and related parties:
Real estate investment entities (2)	$4,330	$3,110
Other	35	35
Payables to managed entities and related parties	$4,365	$3,145

(1)
Reflects the liquidation of the remaining LEAF Financial commercial lease investment partnership in May 2016 and the corresponding assumption of the fund's net assets, including the portfolio of leases and loans, in settlement of the receivable due from the fund.

(2)
Includes $4.2 million and $3.0 million in self-insurance funds provided by the Company's real estate investment entities as of June 30, 2016 and December 31, 2015, respectively, which are held in escrow by the Company to cover claims.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The Company receives fees, dividends and reimbursed expenses from several related/managed entities.  In addition, the Company reimburses related entities for certain operating expenses.  The following table details those activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fees from unconsolidated investment entities:
Real estate (1)	$1,365	$1,774	$4,521	$3,891
Financial fund management	654	785	1,428	1,567
RSO:
Management, incentive and servicing fees	2,808	3,188	6,553	6,420
Dividends paid	300	458	600	916
Reimbursement of costs and expenses	1,599	1,642	2,636	2,713
CVC Credit Partners:
Reimbursement of net costs and expenses	127	246	346	475
Opportunity REIT I:
Fees	4,636	8,667	9,253	14,972
Reimbursement of costs and expenses	1,155	934	2,430	1,822
Dividends paid	44	29	88	44
Opportunity REIT II:
Fees	6,992	1,732	11,782	2,744
Reimbursement of costs and expenses	779	762	1,357	1,499
Dividends paid	21	13	41	20
Innovation Office REIT:
Reimbursement of costs and expenses	431	—	1,052	—
LEAF:
Payment for sub-servicing the commercial finance investment partnerships (2)	—	(18)	—	(41)
Reimbursement of net costs and expenses	51	41	87	77
1845 Walnut Associates Ltd:
Payment for rent and related expenses	(214)	(209)	(428)	(416)
Property management fees	66	38	113	76
Brandywine Construction & Management, Inc.:
Payment for property management of hotel property	(89)	(81)	(141)	(133)
Atlas Energy, L.P.:
Reimbursement of net costs and expenses	24	11	53	24
Ledgewood P.C.:
Payment for legal services	(33)	(55)	(68)	(89)
Graphic Images, LLC:
Payment for printing services	(88)	(36)	(114)	(84)
9 Henmar LLC:
Payment of broker/consulting fees	(13)	(14)	(16)	(17)

(1)
Includes the reduction of discounts previously recorded of $136,000 and $130,000 for the three and six months ended June 30, 2016 and $3,000 and $210,000 and three and six June 30, 2015, respectively, in connection with management fees from the Company's real estate investment entities that have been received or are expected to be received sooner than originally projected.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

(2)
The Company waived management fees from its commercial finance investment entities of $0 and $7,000 during the three and six months ended June 30, 2016 and $31,000 and $80,000 during the three and six months ended June 30, 2015.

Relationship with RSO.  Since March 2005, the Company has had a management agreement with RSO pursuant to which it provides certain services, including investment management and certain administrative services, to RSO.  The agreement, which had an original maturity date of March 31, 2009, continues to renew automatically for one-year terms unless at least two-thirds of the independent directors or a majority of the outstanding common shareholders agree to not renew it.  The Company receives a base management fee, incentive compensation, property management fees and reimbursement for out-of-pocket expenses.  The base management fee is equal to 1/12th of the amount of RSO’s equity, as defined by the management agreement, multiplied by 1.50%.  In October 2009, February 2010 and March 2012, the management agreement was further amended such that RSO directly reimburses the Company for the wages and benefits of RSO's chief financial officer as well as an executive officer who devotes all of his time to serve as RSO’s chairman of the board, and a sufficient number of accounting professionals, each of whom will be exclusively dedicated to RSO's operations (number and amounts charged are reviewed and approved by RSO's Board of Directors), and a director of investor relations who is 50% dedicated to RSO's operations.  In August 2010, the agreement was further amended to reduce the incentive management fee earned by the Company for any fees paid directly by RSO to employees, agents and/or affiliates of the Company with respect to profits earned by a taxable REIT subsidiary of RSO.
The Company earned a $2.3 million structuring and placement fee for underwriting a European CLO with a total par value of €413.0 million for an unrelated third-party collateral manager. RSO purchased €12.5 million of the subordinated note tranche of this CLO.
Relationship with Opportunity REIT I. As of June 30, 2016 and December 31, 2015, the Company had a receivable/ (prepayment) of $(106,000) and $277,000, respectively, from Opportunity REIT I for reimbursement of operating costs and expenses.

Relationship with Opportunity REIT II. As of June 30, 2016 and December 31, 2015, the Company had a receivable of $205,000 and $4.9 million, respectively, from Opportunity REIT II for offering costs and operating expense reimbursements.

Relationship with Innovation Office REIT. As of June 30, 2016 and December 31, 2015 the Company had a receivable of $4.3 million and $2.4 million, respectively, from the Innovation Office REIT for reimbursement of offering costs and expenses.

Relationship with Resource Apartment REIT III. As of June 30, 2016 and December 31, 2015 the Company had a receivable of $1.4 million and $739,000, respectively, from the Resource Apartment REIT III for reimbursement of offering costs and expenses.
Relationship with CVC Credit Partners. On January 13, 2016, the Company entered into a new loan agreement with CVC Credit Partners which provides for borrowings of up to €3.6 million with interest accruing at the Euro Interbank Offered Rate ("EURIBOR") plus 7%. In February 2016 and March 2016, CVC Credit Partners borrowed a total of €2.4 million under this new loan. The Company has consulted with hedging and derivative professionals and has utilized hedging instruments in order to minimize FX exposure.
In February 2014, the Company loaned a non-executive employee $300,000 under a promissory note bearing interest at 3-month LIBOR plus 3%, resetting annually. In December 2014, the Company amended the terms of the note to provide for an initial repayment of $50,000 plus accrued interest, which was paid on March 15, 2015. The remaining principal and interest was repaid in full prior to the final due date on March 8, 2016.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 16 - OTHER INCOME

The following table details other income, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
RSO dividends	$301	$458	$601	$916
Interest income	134	234	348	338
Other expense, net	(66)	(3)	(73)	(251)
Other income, net	$369	$689	$876	$1,003

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
The fair value of the Company's investments in CLO and CDO securities are based on internally-generated expected cash flow models that require significant management judgments and estimates due to the lack of market activity and unobservable pricing inputs. The significant unobservable inputs used in the fair value measurement include the constant prepayment rate ("CPR"), a probability of default ("CDR"), severity rate, reinvestment price on underlying collateral and the discount rate. Significant increases (decreases) in the default or discount rates in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recovery rate, prepayment rate or reinvestment price in isolation would result in a significantly higher (lower) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the discount rate and a directionally opposite change in the assumption used for prepayment rates, recovery rates and reinvestment prices on underlying collateral.  As of June 30, 2016, the Company held six securities of value within its trading portfolio, five of which were debt/equity investments in externally managed CDO issuers and one was a term loan (Level 3).
Investment in Apidos-CVC preferred stock and contractual commitment. The Company's estimated contractual commitment associated with its investment in the Apidos-CVC preferred stock was valued at $345,000 at June 30, 2016 based on the present value of the underlying discounted projected cash flows of the legacy Apidos incentive management fees (Level 3).

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The fair value of the Company’s assets and liability recorded at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets - Investment securities
Investment securities	$11,130	$—	$8,234	$19,364
Pelium securities	—	—	24,552	24,552
June 30, 2016	$11,130	$—	$32,786	$43,916

Investment securities	$11,062	$—	$9,898	$20,960
Pelium securities	—	—	26,516	26,516
December 31, 2015	$11,062	$—	$36,414	$47,476

Liability - Apidos contractual commitment	Level 1	Level 2	Level 3	Total
June 30, 2016	$—	$—	$345	$345
December 31, 2015	—	—	615	615

The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during six months ended June 30, 2016 (in thousands):

	Investment Securities	Pelium Securities	Total
Balance, beginning of year	$9,898	$26,516	$36,414
Purchases	2,045	6,828	8,873
Income accreted	593	1,867	2,460
Capitalized interest	—	—	—
Payments and distributions received, net	(968)	(5,440)	(6,408)
Sales	(1,853)	(5,503)	(7,356)
Impairment	(902)	—	(902)
Realized gains on CDOs	498	—	498
Gains on trading securities	188	—	188
Unrealized holding gains on trading securities	9	284	293
Change in unrealized gains included in accumulated other comprehensive loss	(1,274)	—	(1,274)
Balance, end of period	$8,234	$24,552	$32,786
The following table presents additional information about assets which were measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during year ended December 31, 2015 (in thousands):

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

	Investment Securities	Pelium Securities	Total
Balance, beginning of year	$8,489	$17,561	$26,050
Purchases	2,524	27,630	30,154
Income accreted	1,238	—	1,238
Capitalized interest	—	3,047	3,047
Payments and distributions received, net	(1,913)	(4,285)	(6,198)
Sales	(174)	(16,012)	(16,186)
Impairment	(331)	—	(331)
Gains (losses) on sales of trading securities	(14)	1,415	1,401
Unrealized holding gains on trading securities	269	(2,840)	(2,571)
Change in unrealized gains included in accumulated other comprehensive loss	(190)	—	(190)
Balance, end of period	$9,898	$26,516	$36,414

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

The following table presents the Company's quantitative inputs and assumptions used in determining the fair value of items categorized in Level 3 (in thousands, except percentages):

	Fair value at June 30, 2016	Valuation Technique	Unobservable Inputs	Assumptions (weighted average)
CLO securities	$6,645	Discounted cash flow	Constant default rate	1% - 2%
			Loss severity rate	25%
			Constant prepayment rate	25%
			Reinvestment price on collateral	99.5%
			Reinvestment spread	0% - 4.50%
			Discount rates	17%

Trading securities	$1,590	Net asset value	Value of underlying assets	variable
			Discount rates	0% - 10%
		Discounted cash flow	Constant default rate	5%
			Constant prepayment rate	30%
			Loss severity rate	30%

In accordance with the guidance on fair value measurements and disclosures, the Company is not required to disclose quantitative information with respect to unobservable inputs contained in fair value measurements that are not developed by the Company. As a consequence, the Company has not disclosed such information associated with the fair values obtained from third-party pricing sources.
The fair value of financial instruments required to be disclosed at fair value, excluding instruments valued on a recurring basis, is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Borrowings:
Real estate debt	$9,767	$10,371	$9,877	$10,618
Senior Notes	10,000	13,238	10,000	12,202
Other debt	688	688	870	870
	$20,455	$24,297	$20,747	$23,690
(1) Borrowings on the consolidated balance sheets are reflected net of outstanding deferred financing costs of $183,000 and $214,000 at June 30, 2016 and December 31, 2015, respectively.
For cash, receivables and payables, the carrying amounts approximate fair value because of the short-term maturity of these instruments.
The Company estimated the fair value of the real estate debt using current interest rates for similar loans and estimated the fair value of the Senior Notes by applying the percentage appreciation in a high-yield fund with similar quality and risk attributes as the Senior Notes. The carrying value of the Company's other debt was estimated using current interest rates for similar loans at June 30, 2016 and December 31, 2015.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 18 - DERIVATIVES

As of June 30, 2016, the Company had the following outstanding foreign currency forward contracts outstanding (in thousands):

Derivatives	Number of Instruments	Notional Amount	Maturity Date (1)
Foreign currency forward contracts	2	$2,666	August 5, 2016
(1)     On August 5, 2016, the Company settled one of the two foreign currency contracts against the payment received from CVC and extended the other contract, which has a maturity date of September 7, 2016 and a notional amount of $1.3 million.

The table below presents the fair value of the Company's derivative financial instruments, which are included in accrued expenses and other liabilities on the consolidated balance sheets (in thousands):

Liability Derivatives
June 30, 2016
Balance Sheet	Fair Value
Foreign currency forward contracts	$9

NOTE 19 - COMMITMENTS AND CONTINGENCIES
As of June 30, 2016, except for executive compensation, the Company did not believe it was probable that any payments would be required under any of its contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. The Company's commitments and contingencies as of June 30, 2016 were as follows:
Corporate
Broker-dealer capital requirement.  Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by subsidiaries of the Company who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for the Company and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $259,000 as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016 and December 31, 2015, Resource Securities net capital was $1.1 million and $1.0 million, respectively, which exceeded the minimum requirements by $951,000 and $780,000, respectively.
Legal proceedings.  On June 15, 2016, a putative class action lawsuit, Gansman v. Resource America, Inc., et al., Case No. 160601492, was filed in the Court of Common Pleas of Philadelphia County by a purported stockholder of Resource America that names the Company, its board of directors, C-III and Merger Sub as defendants. On July 11, 2016, the plaintiff filed a stipulation with the Court seeking an order discontinuing the action without prejudice.

On July 14, 2016, a putative class action lawsuit, Gansman v. Resource America, Inc., et al., Case No. 16-3820, was filed in the United States District Court for the Eastern District of Pennsylvania and names the Company, its board of directors, C-III and Merger Sub as defendants. The lawsuit seeks to enjoin the transaction and alleges, among other things, that the definitive proxy statement the Company distributed in connection with the Company’s upcoming special meeting of stockholders being held to approve the proposed merger with C-III omits material information regarding the sale process followed by the Company, the negotiation of the definitive merger agreement with C-III and certain analyses prepared by the Company’s financial advisor. The Company believes that the allegations in the complaint are without merit.
The Company is also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on the Company's consolidated financial condition or operations.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Executive compensation. The Company is also party to employment agreements with certain executives that provide for compensation and other benefits, including severance payments under specified circumstances.
Financial fund management
Clawback liability.  One of the Company's structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to the Company ($1.4 million as of June 30, 2016) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of June 30, 2016, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Capital commitments. In connection with the Company's investment in CVC Credit Partners, and in its capacity as the fund manager for some of its managed accounts/funds, the Company is contractually committed to invest capital along with third-party investors. Accordingly, as of June 30, 2016, the Company’s pro-rata portion of the unfunded capital commitments totaled $4.7 million across five such funds/accounts. The Company expects these unfunded commitments to be called over the next two years.
Real estate
REIT capital commitments. As a specialized asset manager, the Company sponsors and manages investment funds in which it may make an equity investment along with outside investors.  These equity investments are generally based on a percentage of funds raised and varies among investment programs.   The liability for these commitments will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitments. In connection with the Pearlmark joint venture, the Company was committed to and has funded a total of $8.0 million as of June 30, 2016. This funding is reflected as the Company's investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors. In July 2016, the Company and its joint venture partner each funded an additional $500,000 for working capital purposes.
In connection with the formation of Pearlmark's first fund offering, Pearlmark Mezzanine Realty Partners IV, L.P., the Company is committed to contribute up to a maximum of $1.7 million as a General Partner of the fund. As of June 30, 2016, the Company has funded $378,000 of that commitment and will record a commitment in the future as additional amounts are called.
Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of the Company's former commercial finance partnerships, Company has guaranteed that it will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on or before July 25, 2018. As of June 30, 2016, the lease is current and there is no indication that the payment will not be made timely; accordingly, no liability has been recorded for this contingency.

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

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Three Months Ended June 30, 2016	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
Revenues from external customers	$17,279	$4,945	$128	$—	$22,352
Equity in earnings (losses) of unconsolidated entities	1,188	2,598	1	—	3,787
Total revenues	18,467	7,543	129	—	26,139
Segment operating expenses	(10,204)	(4,825)	(400)	—	(15,429)
Transaction costs	(17)			(4,023)	(4,040)
General and administrative expenses	(1,069)	(270)	—	(3,113)	(4,452)
Provision for credit losses	8	—	94	—	102
Depreciation and amortization	(311)	(16)	—	(179)	(506)
Gain (loss) on sale of investment securities, net	—	134	—	—	134
Impairment on investments in available for sale securities	—	(803)	—	—	(803)
Interest expense	(171)	—	—	(263)	(434)
Other income (expense), net	150	317	8	(106)	369
Pretax (income) loss attributable to noncontrolling interests (2)	(122)	(1,360)	—	—	(1,482)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$6,731	$720	$(169)	$(7,684)	$(402)

Six Months Ended June 30, 2016	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
Revenues from external customers	$34,996	$9,983	$208	$—	$45,187
Equity in earnings (losses) of unconsolidated entities	2,634	4,289	(3)	—	6,920
Total revenues	37,630	14,272	205	—	52,107
Segment operating expenses	(21,222)	(8,505)	(792)	—	(30,519)
Transaction costs	(17)	—	—	(4,023)	(4,040)
General and administrative expenses	(2,394)	(638)	—	(6,303)	(9,335)
Provision for credit losses	4	—	(11)	—	(7)
Depreciation and amortization	(625)	(32)	—	(353)	(1,010)
Gain (loss) on sale of investment securities, net	—	632	—	—	632
Impairment on available for sale securities	—	(901)	—	—	(901)
Interest expense	(342)	—	—	(532)	(874)
Other income (expense), net	456	613	17	(210)	876
Pretax (income) loss attributable to noncontrolling interests (2)	(127)	(1,721)	—	—	(1,848)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$13,363	$3,720	$(581)	$(11,421)	$5,081

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

Three Months Ended June 30, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
Revenues from external customers	$19,705	$4,190	$7	$—	$23,902
Equity in (losses) earnings of unconsolidated entities	1,411	1,977	(5)	—	3,383
Total revenues	21,116	6,167	2	—	27,285
Segment operating expenses	(12,082)	(3,238)	(458)	—	(15,778)
General and administrative expenses	(1,376)	(451)	—	(2,354)	(4,181)
Provision for credit losses	(194)	—	(82)	—	(276)
Depreciation and amortization	(343)	(16)	—	(156)	(515)
Impairment on available for sale securities	—	(4,346)	—	—	(4,346)
Interest expense	(179)	—	(1)	(275)	(455)
Other income (expense), net	248	475	2	(36)	689
Pretax (income) loss attributable to noncontrolling interests (2)	(63)	(1,302)	—	—	(1,365)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$7,127	$(2,711)	$(537)	$(2,821)	$1,058

Six Months Ended June 30, 2015	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
Revenues from external customers	$35,999	$9,373	$20	$—	$45,392
Equity in earnings (losses) of unconsolidated entities	2,083	3,669	(20)	—	5,732
Total revenues	38,082	13,042	—	—	51,124
Segment operating expenses	(23,581)	(6,301)	(1,037)	—	(30,919)
General and administrative expenses	(2,255)	(735)	—	(4,488)	(7,478)
Provision for credit losses	(308)	—	(370)	—	(678)
Depreciation and amortization	(655)	(32)	—	(285)	(972)
Impairment on available for sale securities	—	(4,346)	—	—	(4,346)
Interest expense	(362)	—	(1)	(513)	(876)
Other income (expense), net	471	916	3	(387)	1,003
Pretax (income) loss attributable to noncontrolling interests (2)	(55)	(2,967)	—	—	(3,022)
Income (loss) from continuing operations, net of noncontrolling interests before taxes	$11,337	$(423)	$(1,405)	$(5,673)	$3,836

Segment assets	Real Estate	Financial Fund Management	Commercial Finance	All Other (1)	Total RAI
June 30, 2016	$222,430	$94,907	$3,632	$(109,754)	$211,215
June 30, 2015	$197,719	$109,324	$3,863	$(82,003)	$228,903

(1)	Includes general corporate expenses and assets not allocable to any particular segment.

(2)
In viewing its segment operations, the Company includes the pretax income attributable to noncontrolling interests.  However, these interests are excluded from income (loss) from operations as computed in accordance with U.S. GAAP and should be deducted to compute income from operations as reflected in the Company’s consolidated statements of operations.

Major Customer. During the three and six months ended June 30, 2016 and 2015, the management, incentive, servicing and acquisition fees that the Company received from RSO were 10.1%, 12.2%, 11.7% and 12.6%, respectively, of its consolidated revenues. These fees have been allocated among, and reported as revenues by, the Company's operating segments.

Back to Index
RESOURCE AMERICA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2016
(unaudited)

NOTE 21 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of its Quarterly Report on Form 10-Q for the period ended June 30, 2016 and determined that, other than the pending merger with C-III (see Note 1), there have not been any events that have occurred that would require adjustments to or disclosures in the consolidated financial statements.

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Resource America is an asset management company that specializes in real estate and credit investments. We use industry specific expertise to evaluate, originate, service and manage investment opportunities through our real estate, financial fund management and commercial finance subsidiaries as well as our joint ventures. As a specialized asset manager, we seek to develop investment funds for outside investors for which we provide asset management services, typically under long-term management arrangements either through a contract with, or as the manager or general partner of, our sponsored investment funds. We typically maintain an investment in the funds we sponsor. As of June 30, 2016, we managed or co-managed $23.0 billion of assets.
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
In our real estate segment, we have focused our efforts primarily on acquiring and managing a portfolio of commercial real estate and real estate related debt as well as value-added multifamily investments. In 2013, we completed the public offering for Resource Real Estate Opportunity REIT I, Inc., which we refer to as Opportunity REIT I, having raised total equity of $635.0 million (including proceeds of a private offering). We increased our assets under management during 2014 and 2015 by raising investor funds through our retail broker channel for investment programs, principally for Resource Real Estate Opportunity REIT II, Inc., which we refer to as Opportunity REIT II. The fundraising for Opportunity REIT II closed on February 5, 2016, with total funds raised of $556.0 million. On April 28, 2016, Resource Apartment REIT III, Inc., or Apartment REIT III, for which we anticipate raising up to $1.0 billion in equity to manage a portfolio of value-added apartment communities, was declared effective by the SEC and will commence fundraising during the third quarter of 2016.

We commenced fundraising for Resource Innovation Office REIT, Inc., or Innovation Office REIT, in the second quarter of 2016.  This $1.0 billion offering will focus on acquiring commercial office buildings.

We expect that capital raising through our independent broker-dealer channel to continue to remain robust notwithstanding regulatory changes such as the implementation of FINRA Regulatory Notice 15-02 regarding broker-dealer valuation of non-traded REIT securities on customer account statements and the Department of Labor’s recent proposal on a fiduciary standard for retirement accounts.

During 2013, we launched Resource Real Estate Diversified Income Fund, or DIF, a publicly-offered, alternative real estate income mutual fund that invests across global securities, credit and unlisted real estate funds.  We continue to expand our syndication of broker-dealers and clearing firms. The DIF has raised $131.4 million.

              During 2014, we launched Resource Credit Income Fund, or CIF, a publicly-offered, alternative mutual fund that will invest in the debt of small- to middle-market companies with a focus on senior and subordinated debt.  As of June 30, 2016, the fund has raised $2.8 million (including our $1.7 million investment). We continue to build our syndicate of broker-dealers and clearing firms.
    As of June 2016, we have invested $8.0 million into a joint venture with the principals of Pearlmark Real Estate Partners, LLC to sponsor and manage private institutional real estate funds. The joint venture, Pearlmark Real Estate, LLC, or Pearlmark, focuses on managing institutional real estate investments.
In our financial fund management segment, we continue to focus primarily on the sponsorship and management of collateralized loan obligation, or CLO, issuers, and the management of legacy collateralized debt obligation, or CDO, issuers. Through our joint venture, CVC Credit Partners L.P., or CVC Credit Partners, we have closed 18 CLOs with a total par value of approximately $9.2 billion since the formation of the joint venture in 2012. We continue to focus on managing our existing assets and expanding our CLO and separately managed account activities through our joint venture.

In our commercial finance operations, our lease origination and servicing platform is managed by our joint venture, LEAF Commercial Capital, Inc., or LEAF, in which we currently own a 13.2% interest. As of June 30, 2016, LEAF managed $864.0 million of commercial leases and notes. In addition, in May 2016. LEAF Financial Corporation, or LEAF Financial, our wholly-

Back to Index

owned subsidiary, liquidated the remaining commercial lease investment partnership of the four that it had originally sponsored and managed (one had been previously liquidated in July 2015 and two others in 2014).
Our consolidated net (loss) income attributable to common shareholders was ($272,000) and $2.8 million for the three and six months ended June 30, 2016.
Merger Agreement
On May 22, 2016, we entered into a Merger Agreement with C-III Capital Partners LLC, or C-III, and Regent Acquisition Inc., a wholly owned subsidiary of C-III, or Merger Sub. The Merger Agreement provides that, subject to the terms and conditions thereof, Merger Sub will merge with and into us, with Resource America continuing as the surviving corporation in the merger. At the effective time of the merger, each share of Resource America common stock will be automatically converted into the right to receive $9.78 per share in cash. Acquisition related expenses, which totaled $4.0 million for the three and six months ended June 30, 2016, are reflected as Transaction costs in the consolidated statements of operations. The merger is expected to be completed in the third quarter of 2016.

Assets Under Management
We increased our assets under management by $1.2 billion to $23.0 billion at June 30, 2016 from $21.8 billion at June 30, 2015. The following table sets forth information relating to our assets under management by operating segment (in millions, except percentages) (1):

	June 30,		Increase (decrease)
	2016	2015	Amount	Percentage
Financial fund management (2)	$17,959	$17,231	$728	4%
Real estate (3)	4,212	3,826	386	10%
Commercial finance	864	727	137	19%
	$23,035	$21,784	$1,251	6%

Net assets under management (4)	$9,599	$10,553	$(954)	(9)%

(1)	We describe how we calculate assets under management in the notes to the third table of this section.

(2)
The $728.0 million net increase in financial fund management assets primarily reflects an $866.0 million net increase in assets managed by CVC Credit Partners, and a $852.0 million investment in a new joint venture that manages a portfolio of securitized defaulted home equity assets, offset, in part, by a $(499.0) million decrease in the CLOs we manage on behalf of RSO and a $(429.0) million reduction in our ABS portfolio.

(3)
The $386.0 million net increase in real estate assets primarily reflects a $609.0 million increase in Opportunity REIT II assets in conjunction with the completion of its equity raise, offset, in part, by a $(271.0) million decrease in the assets managed by our real estate partnerships as some of the earlier funds have reached the end of their stated terms and are being liquidated.

(4)
Net assets under management represents the proportionate share of assets we manage after reflecting joint venture arrangements. At June 30, 2016, net assets reflects our 24% interest in CVC Credit Partners, L.P. (“CCP”), our global joint venture, while net assets as of June 30, 2015 reflected our 33% interest in CCP.

Back to Index

Our assets under management are primarily managed through various investment entities including CDOs and CLOs; public and private limited partnerships; tenant-in-common, or TIC, property interest programs; three REITs, and other investment funds. The following table sets forth the number of entities we manage by operating segment:

	CDOs and CLOs	Limited Partnerships	TIC Programs	Other Investment Funds
As of June 30, 2016 (1)
Financial fund management	50	14	—	16
Real estate	5	4	3	6
Commercial finance	—	—	—	1
	55	18	3	23
As of June 30, 2015 (1)
Financial fund management	47	12	—	11
Real estate	5	8	6	5
Commercial finance	—	2	—	2
	52	22	6	18

(1)	All of our operating segments manage assets on behalf of RSO.
As of June 30, 2016 and 2015, we managed, directly or in joint venture arrangements with others, assets in the following classes for the accounts of institutional and individual investors, RSO and for our own account (in millions):

	June 30, 2016				June 30, 2015
	Institutional and Individual Investors	RSO	Company	Total	Total
Bank loans (1)	$12,757	$423	$—	$13,180	$12,813
Trust preferred securities (1)	3,070	—	—	3,070	3,116
Asset-backed securities (1)	398	—	—	398	827
Mortgage and other real estate-related loans (2)	3	1,873	—	1,876	1,886
Real properties (2)	2,208	—	16	2,224	1,882
Commercial finance assets (3)	864	—	—	864	727
Private equity and other assets (1)	159	1,264	—	1,423	533
	$19,459	$3,560	$16	$23,035	$21,784

Net assets under management (4)	$7,266	$2,317	$16	$9,599	$10,553

(1)	We value these assets at their amortized cost.

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

Back to Index

Employees
As of June 30, 2016, we had 676 full-time employees, a decrease of 6 (1%) from June 30, 2015. The following table summarizes our employees by operating segment:

	Total	Real Estate	Financial Fund Management	Corporate/ Other
June 30, 2016
Investment professionals	94	70	19	5
Other	118	56	11	51
	212	126	30	56
Property management	464	464	—	—
Total	676	590	30	56

June 30, 2015
Investment professionals	93	69	19	5
Other	115	53	11	51
	208	122	30	56
Property management	474	474	—	—
Total	682	596	30	56
The revenues in each of our operating segments are generated by the fees we earn for structuring and managing the investment entities we sponsored on behalf of individual and institutional investors and RSO, and the income produced by the assets and investments we manage for our own account. The following table sets forth information about our revenue sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fund management revenues (1)	$22,622	$20,997	$43,373	$39,100
Finance and rental revenues (2)	2,020	2,916	3,316	5,266
RSO management fees (3)	2,944	3,327	6,826	6,695
Other revenues	190	45	229	63
	$27,776	$27,285	$53,744	$51,124

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

Back to Index

Results of Operations:  Real Estate
During the remainder of 2016, our primary focus will be our continued fundraising efforts for Innovation Office REIT and Apartment REIT III as well as for our liquid alternative investment funds, the DIF and CIF.
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

The following table sets forth information related to real estate assets managed (1) (in millions):

	June 30,
	2016	2015
Assets under management: (1)
Commercial real estate debt	$1,682	$1,753
Opportunity REIT I	1,052	1,091
Opportunity REIT II	816	207
Real estate investment funds and programs	232	559
Residential mortgages for RSO	191	127
Liquid alternatives	111	51
Pearlmark	107	—
Others	5	7
Legacy portfolio	16	16
Institutional portfolio	—	15
	$4,212	$3,826

Net assets under management	$4,158	$3,797

(1)	For information on how we calculate assets under management, see "Assets Under Management” above.

We support our real estate investment funds by making long-term investments in them.  In addition, from time to time, we make bridge investments in the funds to facilitate acquisitions.  We record losses on these equity method investments primarily as a result of depreciation and amortization expense recorded by the property interests. Certain of our fee income is transaction based and, as such, can be highly variable. For 2016, our fee income will depend significantly upon the success of our REITs and the timing of their acquisitions, refinancings and dispositions.

Back to Index

The following table sets forth information relating to the revenues recognized and costs and expenses incurred in our real estate operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Management fees:
Asset management fees	$5,076	$3,514	$9,721	$6,866
Property management fees	3,268	3,065	$6,312	$5,997
REIT management fees from RSO	2,281	2,710	$5,383	$5,462
Broker-dealer fees	113	1,757	957	3,449
	10,738	11,046	22,373	21,774
Other:
Rental property income	1,892	1,730	3,099	2,923
Master lease revenues	—	1,166	—	2,311
Fee income from sponsorship of investment entities	4,649	5,763	9,524	8,991
Equity in gains (losses) of unconsolidated entities	1,188	1,411	2,634	2,083
	$18,467	$21,116	$37,630	$38,082
Costs and expenses:
General and administrative expenses	$5,347	$5,270	$11,535	$10,234
Property management expenses	2,561	2,534	5,273	4,943
Broker-dealer expenses	1,324	2,394	2,537	4,672
Master lease expenses	6	1,027	34	1,995
Rental property expenses	966	857	1,843	1,737
	$10,204	$12,082	$21,222	$23,581
Revenues − Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015
Revenues from our real estate operations decreased $2.6 million (13%) to $18.5 million for the three months ended June 30, 2016, from $21.1 million for the three months ended June 30, 2015.  We attribute this decrease in revenues primarily to the following:

•
a $1.6 million decrease in dealer-manager fees. During the quarter ended June 30, 2016 we raised $16.8 million for DIF as compared to $95.1 million for the quarter ended June 30, 2015 for Opportunity REIT II. Our broker-dealer subsidiary, Resource Securities, Inc., was the dealer-manager for both offerings;

•	a $1.2 million decrease in master lease revenues due to the sale of the underlying property in July 2015;

•	a $1.1 million decrease in fee income from sponsored investment entities in connection with the purchase, disposition and third-party financing of properties by those entities, as follows:

•	during the three months ended June 30, 2016, we earned $4.6 million in fees primarily from the following activities:

•	the acquisition of two properties (valued at $151.5 million);

•	the sale of one property (valued at $17.5 million); and

•	the financing of five properties (with $194.6 million face value of debt).

•	in comparison, during three months ended June 30, 2015, we earned $5.8 million in fees, primarily from the following activities:

•	the acquisition of three properties (valued at $213.8 million);

•	the sale of one property (valued at $13.5 million); and

Back to Index

•	the financing of three properties (with $115.0 million face value of debt); and

•	a $429,000 decrease in management fees from RSO, due to a decrease in the base management fees resulting from a decrease in the equity capital of RSO upon which the fee is based.
These decreases were offset, in part, by

•	a $1.6 million increase in asset management fees, due principally to an increase in fees earned from Opportunity REIT II in conjunction with the acquisition of assets;

•	a $223,000 increase in equity in earnings of unconsolidated entities; and

•	a $203,000 increase in property management fees, also due principally to an increase in fees earned from Opportunity REIT II in conjunction with the acquisition of assets.
Costs and Expenses - Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015
Costs and expenses of our real estate operations decreased $1.9 million (16%) to $10.2 million for the three months ended June 30, 2016, from $12.1 million for the three months ended June 30, 2015. We attribute this decrease in costs and expenses primarily to the following:

•
a $1.1 million decrease in broker-dealer expenses, reflecting the $785,000 decrease in sales commissions associated with the close of fundraising on behalf of Opportunity REIT II during early 2016; and

•	a $1.0 million decrease in master lease expenses due to the sale of the underlying property in July 2015;

Revenues − Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015
Revenues from our real estate operations decreased $452,000 (1.0%) to $37.6 million for the six months ended June 30, 2016, from $38.1 million for the six months ended June 30, 2015.  We attribute this decrease in revenues primarily to the following:

•
a $2.5 million decrease in dealer-manager fees. During the six months ended June 30, 2016, we raised $31.3 million for the DIF as compared to $184.0 million for the six months ended June 30, 2015 for Opportunity REIT II. Our broker-dealer subsidiary, Resource Securities, Inc., was the dealer-manager for the offering; and

•	a $2.3 million decrease in master lease revenues due to the sale of the underlying property in July 2015.
These decreases were offset, in part, by

•	a $2.9 million increase in asset management fees, due principally to an increase in fees earned from Opportunity REIT II in conjunction with the acquisition of assets;

•	a $551,000 increase in equity in earnings of unconsolidated entities;

•	a $533,000 increase in fee income from sponsored investment entities in connection with the purchase, disposition and third-party financing of properties by those entities, as follows:

▪	during the six months ended June 30, 2016, we earned $9.5 million in fees primarily from the following activities:

▪	the acquisition of four properties (valued at $268.8 million);

▪	the sale of three properties (valued at $85.7 million); and

▪	the financing of six properties (with $223.3 million face value of debt).

•	in comparison, during six months ended June 30, 2015, we earned $9.0 million in fees, primarily from the following activities:

▪	the acquisition of six properties (valued at $306.3 million);

▪	the sale of five properties (valued at $82.3 million); and

▪	the financing of five properties (with $154.2 million face value of debt).

•	a $315,000 increase in property management fees, also due principally to an increase in fees earned from Opportunity REIT II in conjunction with the acquisition of assets.

Back to Index

Costs and Expenses - Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015
Costs and expenses of our real estate operations decreased $2.4 million (10.0%) to $21.2 million for the six months ended June 30, 2016, from $23.6 million for the six months ended June 30, 2015. We attribute this decrease in costs and expenses primarily to the following:

•
a $2.1 million decrease in broker-dealer expenses, reflecting the $1.6 million decrease in sales commissions associated with the close of fundraising on behalf of Opportunity REIT II during early 2016; and

•	a $2.0 million decrease in master lease expenses due to the sale of the underlying property in July 2015.
These decreases were partially offset by

•	a $1.3 million increase in general and administrative expenses, due primarily to an increase of $900,000 in wages and benefits.

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

•
Northport Capital, LLC, or Northport, provides middle market loan management and monitoring services to RSO under the RCM agreement. On August 1, 2016, RSO entered into a purchase agreement to sell Northport business for $247.0 million, and retained its portfolio of broadly syndicated loans and one self-originated loan.

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

•	Resource Financial Institutions Group, Inc., or RFIG, serves as the general partner for seven company-sponsored affiliated partnerships which hold investments in financial institutions; and

•	Pelium Capital Management, LLC serves as the manager for Pelium Capital Partners, LP, or Pelium, a hedge fund with primary holdings in CDO/CLO note and equity positions, CMBS and warehouse facilities.
The following table sets forth information relating to assets managed by our financial fund management operating entities on behalf of institutional and individual investors and RSO (in millions) (1):

Back to Index

Assets under management (1):	Institutional and Individual Investors	RSO	Total by Type
June 30, 2016
CVC Credit Partners	$12,757	$423	$13,180
Trapeza	3,070	—	3,070
Ischus	398	—	398
Other partnerships and funds	47	1,264	1,311
	$16,272	$1,687	$17,959

Net assets under management	$4,997	$444	$5,441

June 30, 2015
CVC Credit Partners	$11,891	$922	$12,813
Trapeza	3,116	—	3,116
Ischus	827	—	827
Other partnerships and funds	55	420	475
	$15,889	$1,342	$17,231

Net assets under management	$6,236	$519	$6,755

(1)	For information on how we calculate assets under management and net assets under management, see "Assets Under Management" above.
CVC Credit Partners
As of June 30, 2016, CVC Credit Partners has sponsored, structured and/or currently manages $13.2 billion in assets across 30 CLO issuers and 14 separately managed accounts for institutional and individual investors, including $423.4 million in assets managed on behalf of RSO, consisting principally of U.S. and European bank loans and corporate bonds.
For the CLOs it manages, CVC Credit Partners earns average fees of 0.15% (senior) and 0.31% (subordinate) of the aggregate principal balance of the eligible collateral. Subordinate management fees are subordinate to debt service payments on the CLOs. For separately managed accounts, CVC Credit Partners earns approximately 0.86% on the average balance of the assets managed.
Incentive management fees, which depend on performance, are also subordinate to payments on the debt. During the three and six months ended June 30, 2016 and 2015, we received 75% of the incentive management fees generated by six legacy Apidos CLOs, respectively, three of which were called in the first quarter of 2016.
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

•
Trading portfolio - our Board of Directors approved the allocation of up to $6.5 million of capital to invest for our own account in which we buy and sell structured finance securities. At June 30, 2016, we had an investment of $1.6 million in a proprietary trading portfolio and an investment of $725,000 in RCM Global, LLC, or RCM Global, a venture between us, RSO and certain related parties that holds a portfolio of available-for-sale securities; and

•	Pelium Capital Partners, L.P. - managing a portfolio with a net asset value of $27.9 million, principally consisting of credit-related instruments and securities.
We manage RCM Global and Pelium on behalf of ourselves and RSO.

Back to Index

Northport
Our Northport group earns loan origination fees of up to 2% on certain middle market loans which it arranges for RSO. These fees are paid by the borrowers. Northport's middle market loan portfolio totaled $329 million across 29 loans at June 30, 2016.
Trapeza
Our Trapeza group has sponsored, structured and currently co-manages 13 CDO issuers holding approximately $3.1 billion in par value of outstanding trust preferred securities of banks, bank holding companies, insurance companies and other financial companies at June 30, 2016.
We own a 50% interest in an entity that manages 11 Trapeza CDO issuers and a 33.33% interest in another entity that manages two Trapeza CDO issuers. On average, we earn 0.12% in senior management fees on the aggregate principal balance of the eligible collateral held by the CDO issuers. These fees are shared with our co-sponsors.
Ischus
Our Ischus group has sponsored and manages seven CDO issuers for institutional and individual investors, which hold approximately $398.1 million in real estate ABS, including RMBS, CMBS and credit default swaps at June 30, 2016.
On average, we earn 0.06% in senior management fees on the aggregate principal balance of eligible collateral held by the CDO issuers.
RFIG
Through RFIG, we sponsored, structured and currently manage seven affiliated partnerships for individual and institutional investors, which have a combined market value of $65.6 million ($47.6 million cost basis) of investments in financial institutions at June 30, 2016. We derive revenues from these operations through annual management fees, based on an average of 1.64% of equity. In addition, we may receive a carried interest of up to 20% upon meeting specific investor return rates. As part of our sponsorship, management and general partnership interests, we hold $2.5 million worth of limited partnership interests in five of these partnerships.
Pelium

Through Pelium, we manage a $29.6 million portfolio (cost basis) consisting of CDO and CLO note and equity positions, CMBS and a CLO warehouse interest. We derive revenues from this fund through an annual management fee of 1.50% of net assets managed and have the ability to earn an incentive fee of 20% above an 8% hurdle rate. Currently, we do not earn a management fee due to the affiliated nature of the fund investors.

Back to Index

The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our financial fund management (or RFFM) operations, inclusive of the operating results of Pelium, a consolidated VIE (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Fund management fees	$634	$774	$1,293	$1,514
Fund management fees - incentive	128	657	2,156	1,438
RSO management fees	663	617	1,443	1,233
Structuring and placement fees	2,369	40	2,410	180
Loan origination fees	471	737	1,620	1,621
Introductory agent fees	115	178	243	296
Equity in earnings of unconsolidated CDO issuers	292	284	594	572
Equity in earnings of CVC Credit Partners	893	580	1,809	1,217
Gains, net, on trading securities	175	20	197	25
Other revenues	15	23	32	39
	5,755	3,910	11,797	8,135
Limited and general partners' interests:
Fair value adjustments	377	218	450	552
Operations	(201)	151	(112)	224
LLC member interests	61	502	135	1,007
	237	871	473	1,783
RFFM revenues	5,992	4,781	$12,270	$9,918
Revenues from consolidated VIE - Pelium	1,551	1,386	2,002	3,124
RFFM revenues - consolidated	$7,543	$6,167	14,272	13,042

Costs and expenses:
RFFM general and administrative expenses	$4,635	$3,154	$8,225	$6,144
General and administrative expenses from consolidated VIE - Pelium	190	84	$280	$157
General and administrative expenses - RFFM consolidated	$4,825	$3,238	$8,505	$6,301
Revenues − Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015
RFFM revenues increased $1.2 million (25%) to $6.0 million for the three months ended June 30, 2016 from $4.8 million for three months ended June 30, 2015. We attribute this increase in revenues primarily to the following:

•
a $2.3 million increase in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting one European CLO for an unrelated third party collateral manager. No such fees were earned during the prior year period;

•	a $313,000 increase in earnings generated by CVC Credit Partners; and

•	a $155,000 increase in realized and unrealized gains on our trading securities portfolio, principally due to the sale of one position.
These increases were partially offset by:

•
a $634,000 decrease in earnings from our limited and general partner interests and LLC member interests, which include a $441,000 decrease from our investment in RCM Global and a $177,000 decrease from our investments in CVC managed accounts as a result of market volatility;

Back to Index

•
a $529,000 decrease in fund management incentive fees primarily as a result of the continued liquidation of three legacy Apidos CLOs which began during the first quarter. In conjunction with the sale of Apidos to CVC Credit Partners, we retained a 75% interest in the incentive fees earned by the legacy Apidos CLOs, which depend on CLO performance. A portion of the incentive fees we received were determined to be a reduction of our preferred interest investment in unconsolidated loan manager;

•
a $266,000 decrease in loan origination fees earned by Northport in connection with the closing of $24.5 million in middle market loans issued by RSO as compared to $46.0 million for the prior year period; and

•
a $140,000 decrease in fund management fees primarily the result of a decrease in RFIG partnership management fees as well as a decrease in collateral management fees as the Ischus CDOs continue to amortize.

Costs and Expenses − Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015
RFFM costs and expenses increased $1.5 million (47%) to $4.6 million for the three months ended June 30, 2016 from $3.2 million for the three months ended June 30, 2015, principally due to an increase in incentive compensation in connection with the structuring of a third-party European CLO.

Revenues − Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015
RFFM revenues increased $2.4 million (24%) to $12.3 million for the six months ended June 30, 2016 from $9.9 million for six months ended June 30, 2015. We attribute this increase in revenues primarily to the following:

•
a $2.2 million increase in structuring and placement fees, principally due to fees earned by Resource Capital Markets for underwriting one European CLO for an unrelated third party collateral manager. No such fees were earned during the prior year period;

•	a $718,000 increase in fund management incentive fees primarily as a result of the continued liquidation of three legacy Apidos CLOs in the first quarter;

•	a $592,000 increase in earnings generated by CVC Credit Partners, including net foreign currency gains of $366,000;

•	a $210,000 increase in RSO management fees, primarily due to a prior period adjustment; and

•	a $172,000 increase in realized and unrealized gains on our trading securities portfolio, principally due to the sale of one position.
These increases were partially offset by:

•
a $1.3 million decrease in earnings from our limited and general partner interests and LLC member interests, including an $872,000 decrease in equity in earnings from our investment in RCM Global and a $177,000 decrease in equity in earnings from our investments in CVC managed accounts; and

•
a $221,000 decrease in fund management fees primarily the result of a decrease in RFIG partnership management fees as well as a decrease in collateral management fees as the Ischus CDOs continue to amortize.

Costs and Expenses − Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015
RFFM costs and expenses increased $2.1 million (34%) to $8.2 million for the six months ended June 30, 2016 from $6.1 million for the six months ended June 30, 2015, principally due to an increase in incentive compensation in connection with the structuring of a third-party European CLO as well as an increase in compensation reflecting personnel increases.

Results of Operations:  Commercial Finance
The commercial finance assets we manage through LEAF increased by $137.0 million to $864.0 million as compared to $727.0 million at June 30, 2015. This increase primarily reflects increases of $89.0 million in the LEAF portfolio and $54.0 million in the assets managed for others. The last of the four initial investment partnerships we sponsored and managed was liquidated in May 2016, another was liquidated in July 2015 and the other two funds were liquidated during 2014. As of June 30, 2016 and 2015, LEAF managed approximately 74,000 and 66,000 leases and loans for itself, other third-parties and its investment partnerships, with an average original finance value of $20,700 and $20,100 and an average term of 51 and 53 months, respectively.

Back to Index

The following table sets forth information related to commercial finance assets managed by us and LEAF, our unconsolidated joint venture (1) (in millions):

	June 30,
Assets under management (1):	2016	2015
LEAF	$707	$618
Managed for others	157	103
Others, including commercial finance investment partnerships	—	6
	$864	$727

(1)	For information on how we calculate assets under management, see “Assets Under Management” above.
The following table sets forth certain information relating to the revenues recognized and costs and expenses incurred in our commercial finance operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Equity in earnings (losses) of unconsolidated investment entities and LEAF	$1	$20	$(3)	$33
Commercial finance revenues	128	(18)	208	(33)
	$129	$2	$205	$—
Costs and expenses:
General and administrative expenses - wage and benefit costs	$66	$41	$137	$131
General and administrative expenses - other	334	417	655	906
	$400	$458	$792	$1,037

Results of Operations:  Other Costs and Expenses
General and Administrative Expenses
General and administrative costs increased $271,000 (6%) to $4.5 million and $1.9 million (25%) to $9.3 million for the three and six months ended June 30, 2016 from $4.2 million and $7.5 million, respectively, for the three and six months ended June 30, 2015. Wages and benefits increased $739,000 and $1.6 million for the three and six months ended June 30, 2016, from the three and six months ended June 30, 2015, primarily related to increases in salaries and bonuses (including equity compensation). For both the three and six months periods ending June 30, 2016, information technology related expenses increased by $200,000 and $346,000, respectively, compared to the prior year periods, primarily reflecting acquired software licenses and the expansion and updates to our network.
Provision (Recovery) for Credit Losses
The following table sets forth our provision (recovery) for credit losses as reported by segment (in thousands):

Back to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial finance:
Receivables from managed entities	$—	$81	$—	$337
Leases and loans	(94)	—	11	32
Real estate:
Receivables from managed entities	—	194	—	307
Rent receivables	(8)	1	(4)	2
	$(102)	$276	$7	$678
During the three and six months ending June 30, 2016, we recorded a net recovery of $(94,000) and a provision of $11,000 on the portfolios assumed in connection with the liquidation of three of our commercial finance partnerships. For the three and six months ended June 30, 2015, we had estimated, based on projected cash flows, that one of our commercial finance partnerships would not have sufficient funds to pay a portion of its accrued management fees and, accordingly, recorded provisions of $81,000 and $256,000, respectively, on amounts receivable from that partnership.
During the three and six months ended June 30, 2015, due to shortfalls in projected cash flows of one of our real estate investment partnerships, we recorded provisions of $194,000 and $307,000, respectively, on amounts receivable from that partnership.
Depreciation Expense
The following table reflects the depreciation reported by our operating segments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Real estate property investments	$144	$137	$287	$274
Other operating segments - primarily depreciation on fixed assets	362	378	723	698
Total depreciation expense	$506	$515	$1,010	$972
Interest Expense
Interest expense includes the non-cash amortization of debt issuance costs. During the three and six months ended June 30, 2016 and 2015, corporate interest consisted primarily of the 9% interest on our $10.0 million of Senior Notes outstanding. The real estate segment reflects mortgage interest on our hotel property in Savannah, Georgia.
The following table reflects interest expense by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Corporate	$263	$275	$532	$513
Real estate	171	179	342	362
Commercial finance	—	1	—	1
	$434	$455	$874	$876
Net (Income) Loss Attributable to Noncontrolling Interests
We record third-party interests in our earnings as amounts allocable to noncontrolling interests.  The following table sets forth the net (income) loss attributable to noncontrolling interests (in thousands):

Back to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Real estate - hotel property (1)	$(121)	$(113)	$(126)	$(118)
Real estate - Australian joint venture (2)	—	50	—	63
Financial fund management - Pelium Capital (3)	(1,361)	(1,302)	(1,722)	(2,967)
	$(1,482)	$(1,365)	$(1,848)	$(3,022)

(1)	A related party holds a 19.99% interest in our hotel property in Savannah, Georgia.

(2)	Reflected the 25% interest held by our partner in an Australian joint venture which was dissolved during 2015.
(3) The Pelium fund is a VIE that we consolidate; the noncontrolling interest reflects the portion of the fund that is owned by RSO.
Income Taxes
Our effective income tax rate (income taxes as a percentage of income from continuing operations, before taxes) was a benefit of 12% and a provision of 33% for the three and six months ended June 30, 2016 as compared to a provision of 35% and 31% for the three and six months ended June 30, 2015. The change in the income tax rate for the three and six months ended June 30, 2016 primarily relates to discrete tax adjustments relative to pre-tax earnings and the consolidation of Pelium. Excluding discrete tax items, our effective income tax rate would have been a benefit of 12% and a provision of 31% for the three and six months ended June 30, 2016.

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
At June 30, 2016, our liquidity consisted of three primary sources:

•	cash on hand of $26.5 million;

•	$9.2 million of availability under two corporate credit facilities; and

•	cash generated from operations.
Disposition of Non-core Assets. Our legacy portfolio at June 30, 2016 consisted of three property interests. To the extent we are able to dispose of these assets, we will obtain additional liquidity. The amount of additional liquidity we obtain will vary significantly depending upon the asset being sold and then-current economic conditions. We cannot provide any assurance that we will be able to dispose of these properties or as to the timing or amounts we may realize from any such dispositions.
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
As of June 30, 2016, our total borrowings outstanding of $20.5 million included $10.0 million of indebtedness under our Senior Notes, $9.8 million of mortgage debt (secured by the underlying property) and $688,000 of other debt.
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
Dividends
For the six months ended June 30, 2016 and 2015, we paid cash dividends of $2.3 million and $2.6 million, respectively, which were funded from cash flows generated from operations. We have paid quarterly cash dividends since August 1995. The determination of the amount of future cash dividends, if any, is at the discretion of our Board of Directors and will depend on the various factors affecting our financial condition and other matters that the directors deem relevant.
Contractual Obligations and Other Commercial Commitments
The following tables summarize our contractual obligations and other commercial commitments at June 30, 2016 (in thousands):

Back to Index

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Contractual obligations:
Non-recourse to us:
Mortgage - hotel property (1)	$9,767	$233	$513	$581	$8,440

Recourse to us:
Other debt (1)	10,000	—	10,000	—	—
Capital lease obligations (1)	688	389	299	—	—
	10,688	389	10,299	—	—

Operating lease obligations	12,582	2,588	5,106	2,929	1,959
Other long-term liabilities	6,237	802	1,513	1,315	2,607
Total contractual obligations	$39,274	$4,012	$17,431	$4,825	$13,006

(1)
Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2016 - less than 1 year: $1.6 million; 1-3 years:  $2.3 million; 3-5 years:  $1.1 million; and after 5 years: $100,000.

		Amount of Commitment Expiration Per Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Other commercial commitments:
Standby letters of credit	$753	$753	$—	$—	$—
Total commercial commitments	$753	$753	$—	$—	$—
As of June 30, 2016, except for executive compensation, we did not believe it was probable that any payments would be required under any of our commitments and contingencies and, accordingly, no liabilities were recorded in the consolidated financial statements. Our commitments and contingencies as of June 30, 2016 were as follows:
Corporate
Broker-Dealer Capital Requirement. Resource Securities serves as a dealer-manager for the sale of securities of direct participation investment programs, both public and private, sponsored by our subsidiaries who also serve as general partners and/or managers of these programs.  Additionally, Resource Securities serves as an introducing agent for transactions involving sales of securities of financial services companies, REITs and insurance companies for us and for RSO.  As a broker-dealer, Resource Securities is required to maintain minimum net capital, as defined in regulations under the Securities Exchange Act of 1934, as amended, which was $100,000 and $259,000 as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016 and December 31, 2015, Resource Securities net capital was $1,051,000 and $1.0 million, respectively, which exceeded the minimum requirements by $951,000 and $780,000, respectively.
Legal proceedings.  On June 15, 2016, a putative class action lawsuit, Gansman v. Resource America, Inc., et al., Case No. 160601492, was filed in the Court of Common Pleas of Philadelphia County by a purported stockholder of Resource America that names us, our board of directors, C-III and Merger Sub as defendants. On July 11, 2016, the plaintiff filed a stipulation with the Court seeking an order discontinuing the action without prejudice.

On July 14, 2016, a putative class action lawsuit, Gansman v. Resource America, Inc., et al., Case No. 16-3820, was filed in the United States District Court for the Eastern District of Pennsylvania and names us, our board of directors, C-III and Merger Sub as defendants. The lawsuit seeks to enjoin the transaction and alleges, among other things, that the definitive proxy statement we distributed in connection with our upcoming special meeting of stockholders being held to approve the proposed merger with C-III omits material information regarding the sale process followed by us, the negotiation of the definitive merger agreement with C-III and certain analyses prepared by our financial advisor. We believe that the allegations in the complaint are without merit.

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
Financial fund management
Clawback liability.  One of our structured finance partnerships that invests in public and private regional banks has a potential clawback of up to 75% of the management fees paid to us ($1.4 million as of June 30, 2016) to the extent that the limited partners’ aggregate capital contributions exceed the total partner distributions from the fund.  As of June 30, 2016, the fair value of the fund's assets were sufficient to cover the distribution requirement and, as such, no liability has been recorded for this contingency.
Fund capital commitments. In connection with our investment in CVC Credit Partners, and in our capacity as the fund manager for some of its managed accounts/funds, we are contractually committed to invest capital along with third-party investors. Accordingly, as of June 30, 2016, our pro-rata portion of the unfunded capital commitments totaled $4.7 million across five such funds/accounts. We expect these unfunded commitments to be called over the next two years.

Real estate
REIT capital commitment. As a specialized asset manager, we sponsor and manage investment funds in which we may make an equity investment along with outside investors.  This equity investment is generally based on a percentage of funds raised and varies among investment programs.  The liability for this commitment will be recorded in the future as the amounts become due and payable.
Pearlmark joint venture capital commitment. In connection with the Pearlmark joint venture, we were committed to and have funded $8.0 million as of June 30, 2016. This funding is reflected as our investment in Pearlmark and will have a preference in distributions, plus a 10% internal rate of return, from the joint venture before any monies will be distributed to the other investors. In July 2016, we and our joint venture partner each funded an additional $500,000 for working capital purposes.

In connection with the formation of Pearlmark's first fund offering, Pearlmark Mezzanine Realty Partners IV, L.P., we are committed to contribute up to a maximum of $1.7 million as a General Partner of the fund. As of June 30, 2016, we have funded $378,000 of that commitment.
Commercial finance
Commercial finance partnership guarantee. In connection with the sale of a portfolio of leases and notes by one of our former commercial finance partnerships, we provided a guarantee whereby we will reimburse the buyer in the event that one of the leases in the portfolio fails to make a $183,000 balloon payment on the due date. As of June 30, 2016, the lease is current and there is no indication that this payment will not be made timely; accordingly, no liability has been recorded for this contingency.
Variable Interest Entities
In general, a variable interest entity, or VIE, is an entity that does not have sufficient equity to finance its operations without additional subordinated financial support, or an entity for which the risks and rewards of ownership are not directly linked to voting interests. We have variable interests in VIEs through our management contracts and investments in various securitization entities, including CLO and CDO issuers and through equity interests. In the case of an interest in a VIE managed by us, the fees we receive are not factored into our evaluation so long as (i) the fees are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. If fees paid to us were determined to be a variable interest, it could result in us being the primary beneficiary of and thus consolidating the entity being evaluated. Evaluation of these criteria requires judgment.

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

Back to Index

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

Balance Sheet Account - Pelium	June 30, 2016	December 31, 2015
Cash	$4,418	$377
Receivables	713	2,345
Investment securities, at fair value	24,552	24,712
Other assets	89	98
	$29,772	$27,532

Accrued expenses and other liabilities	$193	$99

VIEs not consolidated
We have a retained preferred equity interest in the legacy Apidos-CVC CLOs. In addition, we have investments in and manage the structured finance entities that hold investments in asset-backed securities (“Ischus entities”) and trust preferred assets (“Trapeza entities”). All of these entities were determined to be VIEs that we do not consolidate as do not have the obligation of, or right to, losses or earnings that would be significant to those entities. We have not provided financial or other support to these VIEs and have no liabilities, contingent liabilities, or guarantees (implicit or explicit) related to these VIEs at June 30, 2016.

The following table presents the carrying amounts of the assets in our consolidated balance sheets that relate to our variable interests in identified nonconsolidated VIEs that we manage and our maximum exposure to loss associated with these VIEs in which we hold variable interests at June 30, 2016 (in thousands):

Back to Index

	Receivables from Managed Entities and Related Parties, Net	Investments	Maximum Exposure to Loss in Non-consolidated VIEs
Ischus entities	$—	$—	$—
Trapeza entities	—	596	751
	$—	$596	$751

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
Debt
At June 30, 2016, we had two secured revolving credit facilities for general business use. There were no outstanding borrowings on these facilities as of such date. In the event that we have to utilize the facilities for longer term borrowing, the interest on the facilities would be subject to interest rate fluctuations.
All other debt as of June 30, 2016 is at fixed rates of interest and is, therefore, not subject to interest rate fluctuations.
Trading Securities
Our trading security investments are a source of market risk. As of June 30, 2016, our trading security portfolio was comprised of $1.6 million of investments in equity and debt securities. Trading securities are recorded at fair value and changes in the fair value are included in operations. Assuming a 10% decrease in the market value of these investments as of June 30, 2016, the hypothetical loss would be approximately $159,000.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
On June 15, 2016, a putative class action lawsuit, Gansman v. Resource America, Inc., et al., Case No. 160601492, was filed in the Court of Common Pleas of Philadelphia County by a purported stockholder of Resource America that names us, our board of directors, C-III and Merger Sub as defendants. On July 11, 2016, the plaintiff filed a stipulation with the Court seeking an order discontinuing the action without prejudice.

On July 14, 2016, a putative class action lawsuit, Gansman v. Resource America, Inc., et al., Case No. 16-3820, was filed in the United States District Court for the Eastern District of Pennsylvania and names us, our board of directors, C-III and Merger Sub as defendants. The lawsuit seeks to enjoin the transaction and alleges, among other things, that the definitive proxy statement we distributed in connection with our upcoming special meeting of stockholders being held to approve the proposed merger with C-III omits material information regarding the sale process followed by us, the negotiation of the definitive merger agreement with C-III and certain analyses prepared by our financial advisor. We believe that the allegations in the complaint are without merit.
We are also a party to various routine legal proceedings arising out of the ordinary course of business. Management believes that none of these actions, individually or, in the aggregate, will have a material adverse effect on our consolidated financial condition or operations.

ITEM 1A.    RISK FACTORS.

The proposed merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the merger could adversely affect our business, financial results and stock price.

We can provide no assurance that the merger will be consummated or consummated in the timeframe or manner currently anticipated. The merger is subject to a number of conditions including the approval of our stockholders, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger.

Any delay in closing or a failure to close could have a negative impact on our business, financial results and stock price as well as our relationships with our business partners or employees, and a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. If the merger agreement is terminated, we may be required to pay a termination fee of $6.725 million.

Our business and financial results could be adversely impacted during the pendency of the merger.

The merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the merger):

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to hire, retain and motivate key personnel and other employees;

•
parties with which we maintain business relationships may experience uncertainty prior to the closing of the merger and seek alternative relationships with third parties or seek to terminate or re-negotiate their relationships with us; and

•
the merger agreement restricts us from engaging in certain actions without the consent of C-III, which could prevent us from pursuing opportunities that may arise prior to the consummation of the merger.

In addition, we have incurred, and will continue to incur, costs, expenses, and fees for professional services and other transaction costs in connection with the merger, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of May 22, 2016, by and among Resource America, Inc., C-III Capital Partners LLC and Regent Acquisition Inc. (1)
3.1	Restated Certificate of Incorporation of Resource America. (2)
3.2	Amended and Restated Bylaws of Resource America (as amended and restated through May 22, 2016). (1)
4.1	Form of 9% Senior Note due 2018. (3)
10.8	Amendment to Employment Agreement, dated as of May 22, 2016, by and between Resource America, Inc. and Jonathan Z. Cohen. (1)
10.9	Third Amended and Restated Employment Agreement, dated as of May 22, 2016, by and between Resource America, Inc. and Thomas C. Elliott. (1)
10.10	Amendment to Employment Agreement, dated as of May 22, 2016, by and between Resource America, Inc. and Alan Feldman. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Voting and Support Agreement, dated as of May 22, 2016, by and among C-III Capital Partners LLC and each person listed as a party thereto. (1)
101	Interactive Data Files

(1)	Filed previously as an exhibit to our Current Report on Form 8-K filed on May 23, 2016 and by this reference incorporated herein.

(2)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Current Report on Form 8-K filed on September 2, 2014 and by this reference incorporated herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE AMERICA, INC.
(Registrant)

August 8, 2016	By:	/s/ Thomas C. Elliott
THOMAS C. ELLIOTT
Executive Vice President and Chief Financial Officer

August 8, 2016	By:	/s/ Arthur J. Miller
ARTHUR J. MILLER
Vice President and Chief Accounting Officer